Form 10-Q
period 2016-06-30
TWILIO INC
filed 2016-08-09
CIK 1447669

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934

For the quarterly period ended June 30, 2016

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-37806

Twilio Inc.

(Exact name of registrant as specified in its charter)

Delaware	26-2574840
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

645 Harrison Street, Third Floor

San Francisco, California 94107

(Address of principal executive offices) (Zip Code)

(415) 390-2337

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐   No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

As of July 31, 2016, 11,677,315 shares of the registrant’s Class A common stock and 72,892,409 shares of registrant’s Class B common stock were outstanding, respectively.

TWILIO INC.

Quarterly Report on Form 10-Q

For the Three Months Ended June 30, 2016

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

•                  our future financial performance, including our revenue, cost of revenue, gross margin and operating expenses;

•                  the sufficiency of our cash and cash equivalents to meet our liquidity needs;

•                  anticipated technology trends, such as the use of and demand for cloud communications;

•                  our ability to continue to build and maintain credibility with the global software developer community;

•                  our ability to attract and retain customers to use our products;

•                  our ability to attract enterprises and international organizations as customers for our products;

•                  our ability to expand partnerships with independent software vendors and system integrators;

•                  the evolution of technology affecting our products and markets;

•                  our ability to introduce new products and enhance existing products;

•                  our ability to optimize our network service provider coverage and connectivity;

•                  our ability to pass on our savings associated with our platform optimization efforts to our customers;

•                  our ability to successfully enter into new markets and manage our international expansion;

•                  the attraction and retention of qualified employees and key personnel;

•                  our ability to effectively manage our growth and future expenses and maintain our corporate culture;

•                  our anticipated investments in sales and marketing and research and development;

•                  our ability to maintain, protect and enhance our intellectual property;

•                  our ability to successfully defend litigation brought against us;

•                  our ability to comply with modified or new laws and regulations applying to our business; and

We caution you that the foregoing list may not contain all of the forward-looking statements made in this Quarterly Report on Form 10-Q.

You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations and prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors described in the section titled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. We cannot assure you that the results, events and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.

The forward-looking statements made in this Quarterly Report on Form 10-Q relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this Quarterly Report on Form 10-Q to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q or to reflect new information or the occurrence of unanticipated events, except as required by law. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

TWILIO INC.

Condensed Consolidated Balance Sheets

(In thousands)

(Unaudited)

	As of June 30, 2016	As of December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$261,386	$108,835
Accounts receivable, net	22,981	19,094
Prepaid expenses and other current assets	16,799	8,546
Total current assets	301,166	136,475
Restricted cash	8,611	1,170
Property and equipment, net	20,544	14,058
Intangible assets, net	2,604	2,292
Goodwill	3,165	3,165
Other long-term assets	461	356
Total assets	$336,551	$157,516
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,720	$2,299
Accrued expenses and other current liabilities	42,140	31,998
Deferred revenue	8,707	6,146
Total current liabilities	59,567	40,443
Other long-term liabilities	9,751	448
Total liabilities	69,318	40,891
Commitments and contingencies (Note 11)
Stockholders’ equity:
Convertible preferred stock	—	239,911
Class A and Class B common stock	85	17
Additional paid-in capital	430,016	22,103
Accumulated deficit	(162,868)	(145,406)
Total stockholders’ equity	267,233	116,625
Total liabilities and stockholders’ equity	$336,551	$157,516

See accompanying notes to condensed consolidated financial statements.

TWILIO INC.

Condensed Consolidated Statements of Operations

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue	$64,510	$37,954	$123,850	$71,319
Cost of revenue	28,203	16,827	55,030	32,372
Gross profit	36,307	21,127	68,820	38,947
Operating expenses:
Research and development	17,369	9,388	32,233	17,868
Sales and marketing	18,156	14,164	31,578	24,033
General and administrative	11,635	7,035	22,228	15,300
Total operating expenses	47,160	30,587	86,039	57,201
Loss from operations	(10,853)	(9,460)	(17,219)	(18,254)
Other expenses, net	(28)	(83)	(46)	(30)
Loss before (provision) benefit for income taxes	(10,881)	(9,543)	(17,265)	(18,284)
(Provision) benefit for income taxes	(113)	(33)	(197)	48
Net loss attributable to common stockholders	$(10,994)	$(9,576)	$(17,462)	$(18,236)
Net loss per share attributable to common stockholders, basic and diluted	$(0.45)	$(0.52)	$(0.84)	$(1.01)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	24,261,903	18,388,844	20,872,550	18,070,932

See accompanying notes to condensed consolidated financial statements.

TWILIO INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(17,462)	$(18,236)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,285	1,633
Stock-based compensation	8,001	3,567
Provision for doubtful accounts	847	368
Tax benefit related to acquisition	—	(108)
Tax benefit related to stock-based compensation	12	—
Write-off of internally developed software	146	87
Changes in operating assets and liabilities:
Accounts receivable	(4,733)	(4,969)
Prepaid expenses and other current assets	(10,212)	(1,815)
Other long-term assets	(108)	(86)
Accounts payable	4,648	(78)
Accrued expenses and other current liabilities	8,823	6,660
Deferred revenue	2,561	1,040
Other long-term liabilities	9,305	(119)
Net cash provided by (used in) operating activities	5,113	(12,056)
CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in restricted cash	(7,439)	—
Capitalized software development costs	(5,390)	(3,775)
Purchases of property and equipment	(1,945)	(686)
Purchases of intangible assets	(310)	(113)
Acquisition, net of cash acquired	—	(1,761)
Net cash used in investing activities	(15,084)	(6,335)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from initial public offering, net of underwriting discounts	160,426	—
Payments of costs related to initial public offering	(2,099)	—
Net proceeds from issuance of convertible preferred stock	—	105,869
Proceeds from exercises of stock options	4,276	1,730
Value of equity awards withheld for tax liabilities	(79)	—
Repurchases of stock	(2)	(14)
Net cash provided by financing activities	162,522	107,585
NET INCREASE IN CASH AND CASH EQUIVALENTS	152,551	89,194
CASH AND CASH EQUIVALENTS—Beginning of period	108,835	32,627
CASH AND CASH EQUIVALENTS—End of period	$261,386	$121,821
Cash paid for income taxes	$96	$15
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Purchases of property, equipment and intangible assets, accrued but not paid	$2,049	$50
Stock-based compensation capitalized in software development costs	$688	$372
Vesting of early exercised options	$177	$121
Series E convertible preferred stock issuance costs accrued but not paid	$—	$400
Series T convertible preferred stock issued as part of purchase price in the Authy acquisition	$—	$3,087
Costs related to the initial public offering, accrued but not paid	$1,930	$—

See accompanying notes to condensed consolidated financial statements.

TWILIO INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Organization and Description of Business

Twilio Inc. (the “Company”) was incorporated in the state of Delaware on March 13, 2008. The Company provides a Cloud Communications Platform that enables developers to build, scale and operate communications within software applications through the cloud as a pay-as-you-go service. The Company’s product offerings fit four basic categories: Programmable Voice, Programmable Messaging, Programmable Video and recently introduced Programmable Wireless. The Company also provides use case products, such as a two-factor authentication solution.

The Company’s headquarters are located in San Francisco, California and the Company has subsidiaries in the United Kingdom, Estonia, Ireland, Colombia, Germany, Hong Kong, Singapore and Bermuda.

Initial Public Offering

In June 2016, the Company completed an initial public offering (“IPO”) in which the Company sold 11,500,000 shares of its newly authorized Class A common stock, which included 1,500,000 shares sold pursuant to the exercise by the underwriters of an option to purchase additional shares, at the public offering price of $15.00 per share. The Company received net proceeds of $155.7 million, after deducting underwriting discounts and commissions and offering expenses paid and payable by the Company, from sales of its shares in the IPO.  Immediately prior to the completion of the IPO, all shares of common stock then outstanding were reclassified as Class B common stock and all shares of convertible preferred stock then outstanding were converted into 54,508,441 shares of common stock on a one-to-one basis, and then reclassified as shares of Class B common stock. See Note 12 for further discussion of Class A and B common stock.

As of June 30, 2016, 11,647,711 shares of the Company’s Class A common stock and 72,878,382 shares of the Company’s Class B common stock were outstanding.

2. Summary of Significant Accounting Policies

(a)                                 Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the final prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act of 1933, as amended, on June 23, 2016 (the “Prospectus”).

The condensed consolidated balance sheet as of December 31, 2015, included herein, was derived from the audited financial statements as of that date, but does not include all disclosures including certain notes required by U.S. GAAP on an annual reporting basis.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, comprehensive loss and cash flows for the interim periods, but are not necessarily indicative of the results of operations to be anticipated for the full year 2016 or any future period.

(b)                                 Principles of Consolidation

The condensed consolidated financial statements include the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

(c)                               Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates are used for, but not limited to, revenue allowances and returns; valuation of the Company’s stock and stock-based awards; recoverability of long-lived and intangible assets; capitalization and useful life of the Company’s capitalized internal-use software; fair value of acquired intangible assets and goodwill; accruals and contingencies. Estimates are based on historical experience and on various assumptions that the Company believes are reasonable under current circumstances. However, future events are subject to change and best estimates and judgments may require further adjustments; therefore, actual results could differ materially from those estimates. Management periodically evaluates such estimates and they are adjusted prospectively based upon such periodic evaluation.

(d)                              Concentration of Credit Risk

Financial instruments that potentially expose the Company to a concentration of credit risk consist primarily of cash, cash equivalents, restricted cash and accounts receivable. The Company maintains cash, cash equivalents and restricted cash with financial institutions that management believes are financially sound and have minimal credit risk exposure.

The Company sells its services to a wide variety of customers. If the financial condition or results of operations of any one of the large customers deteriorate substantially, operating results could be adversely affected. To reduce credit risk, management performs ongoing credit evaluations of the financial condition of significant customers. The Company does not require collateral from its credit customers and maintains reserves for estimated credit losses on customer accounts when considered necessary. Actual credit losses may differ from the Company’s estimates. As of June 30, 2016 there was one customer organization that represented approximately 12% of the Company’s gross accounts receivable. As of December 31, 2015, two customer organizations represented approximately 11% each of the Company’s gross accounts receivable.

In the three months ended June 30, 2016, one customer organization represented 13% of the Company’s total revenue and in the three months ended June 30, 2015 a different customer organization represented 17% of the Company’s total revenue. In the six months ended June 30, 2016, two customer organizations represented 12% each of the Company’s total revenue, and in the six month ended June 30, 2015 one customer organization represented 18% of the Company’s total revenue.

(e)                                  Significant Accounting Policies

There have been no changes to our significant accounting policies described in the Prospectus.

(f)                                    Recently Issued Accounting Guidance, Not Yet Adopted

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Updates (“ASU”) No. 2016-13, “Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments”, which changes the impairment model for most financial assets. The new model uses a forward-looking expected loss method, which will generally result in earlier recognition of allowances for losses. ASU 2016-13 is effective for annual and interim periods beginning after December 15, 2019 and early adoption is permitted for annual and interim periods beginning after December 15, 2018. The Company is evaluating the impact of this guidance on its condensed consolidated financial statements and related disclosures.

In March 2016, the FASB issued ASU No. 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting”. This standard is intended to simplify several areas of accounting for share-based compensation arrangements, including the income tax impact, classification on the statement of cash flows and forfeitures. ASU 2016-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and early adoption is permitted. The Company is evaluating the impact of this guidance on its condensed consolidated financial statements and related disclosures.

In February, 2016 the FASB issued ASU No. 2016-02, “Leases”. The standard will affect all entities that lease assets and will require lessees to recognize a lease liability and a right-of-use asset for all leases (except for short-term leases that have a duration of less than one year) as of the date on which the lessor makes the underlying asset available to the lessee. For lessors, accounting for leases is substantially the same as in prior periods. For public companies, the new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. For leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, lessees and lessors must apply a modified retrospective transition approach. While the Company expects the adoption of this standard to result in an increase to the reported assets and liabilities, the Company has not yet determined the full impact that the adoption of this standard will have on its condensed consolidated  financial statements and related disclosures.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers”. This new guidance will replace most existing U.S. GAAP guidance on this topic. The new revenue recognition standard provides a unified model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued ASU 2015-14 which deferred, by one year, the effective date for the new revenue reporting standard for entities reporting under U.S. GAAP. In accordance with the deferral, this guidance will be effective for the Company beginning January 1, 2018 and can be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. Early adoption is permitted beginning January 1, 2017. In March 2016, the FASB issued ASU 2016-08, “Revenue from Contracts with Customers, Principal versus Agent Considerations (Reporting Revenue Gross versus Net)” clarifying the implementation guidance on principal versus agent considerations. Specifically, an entity is required to determine whether the nature of a promise is to provide the specified good or service itself (that is, the entity is a principal) or to arrange for the good or service to be provided to the customer by the other party (that is, the entity is an agent). The determination influences the timing and amount of revenue recognition. In April 2016, the FASB issued ASU 2016-10, “Revenue from Contracts with Customers, Identifying Performance Obligations and Licensing”, clarifying the implementation guidance on identifying performance obligations and licensing. Specifically, the amendments reduce the cost and complexity of identifying promised goods or services and improve the guidance for determining whether promises are separately identifiable. The amendments also provide implementation guidance on determining whether an entity’s promise to grant a license provides a customer with either a right to use the entity’s intellectual property (which is satisfied at a point in time) or a right to access the entity’s intellectual property (which is satisfied over time). In May 2016, the FASB issued ASU 2016-12 “Revenue from Contracts with Customers (Topic 606), Narrow-Scope Improvements and Practical Expedients”, which amends the guidance on transition, collectability, noncash consideration and the presentation of sales and other similar taxes. ASU 2016-12 clarifies that, for a contract to be considered completed at transition, all (or substantially all) of the revenue must have been recognized under legacy GAAP. In addition, ASU 2016-12 clarifies how an entity should evaluate the collectability threshold and when an entity can recognize nonrefundable consideration received as revenue if an arrangement does not meet the standard’s contract criteria. The effective date and transition requirements for ASU 2016-08, ASU 2016-10 and ASU 2016-12 are the same as the effective date and transition requirements for ASU 2014-09. The Company is evaluating the impact that these ASUs will have on its condensed consolidated financial statements and related disclosures and has not yet selected a transition method.

3. Fair Value Measurements

The following tables provide the assets measured at fair value on a recurring basis as of June 30, 2016 and December 31, 2015 (in thousands):

	Total Carrying	As of June 30, 2016
	Value	Level 1	Level 2	Level 3	Total
Financial Assets:
Money market funds (included in cash and cash equivalents)	$246,315	$246,315	$—	$—	$246,315
Total financial assets	$246,315	$246,315	$—	$—	$246,315

	Total Carrying	As of December 31, 2015
	Value	Level 1	Level 2	Level 3	Total
Financial Assets:
Money market funds (included in cash and cash equivalents)	$80,886	$80,886	$—	$—	$80,886
Total financial assets	$80,886	$80,886	$—	$—	$80,886

The fair value of the Company’s Level 1 financial instruments, approximate their carrying amount due to their short term nature.

There were no realized or unrealized losses for the three and six months ended June 30, 2016 and 2015. There were no other-than-temporary impairments for these instruments as of June 30, 2016 and December 31, 2015.

4. Property and Equipment

Property and equipment consisted of the following (in thousands):

	As of June 30, 2016	As of December 31, 2015

Capitalized software development costs	$21,997	$16,030
Office equipment	3,849	2,662
Furniture and fixtures	438	393
Software	865	755
Leasehold improvements	2,722	568
Total property and equipment	29,871	20,408
Less: accumulated depreciation and amortization	(9,327)	(6,350)
Total property and equipment, net	$20,544	$14,058

Depreciation and amortization expense was $1.6 million and $3.0 million for the three and six months ended June 30, 2016, respectively, and $0.8 million and $1.4 million for the three and six months ended June 30, 2015, respectively.

The Company capitalized $3.3 million and $6.1 million of software development costs in the three and six months ended June 30, 2016, respectively, of which $0.4 million and $0.7 million, respectively, was stock-based compensation expense. The Company capitalized $2.4 million and $4.1 million of software development costs in the three and six months ended June 30, 2015, respectively, of which $0.2 million and $0.4 million, respectively, was stock-based compensation expense.

5. Acquisition of Authy, Inc.

On February 23, 2015, the Company completed its acquisition of Authy, Inc. (“Authy”), a Delaware corporation with operations in Bogota, Colombia and San Francisco, California. Authy had developed a two-factor authentication online security solution. The Company’s purchase price of $6.1 million for all of the outstanding shares of capital stock of Authy consisted of $3.0 million in cash and $3.1 million representing the fair value of 389,733 shares of the Company’s Series T convertible preferred stock, of which 180,000 shares are held in escrow. This escrow is effective until the first anniversary of the closing date, and has continued beyond that date as a result of certain circumstances. As of June 30, 2016 the Company has not released any shares out of the escrow. Additionally, the Company issued 507,885 shares of its Series T convertible preferred stock, which converted into shares of Class B common stock immediately prior to the closing or the IPO, to a former shareholder of Authy that have a fair value of $4.0 million and are subject to graded vesting over a period of 3.6 years, as amended. Of the 507,885 shares, 127,054 shares are subject to additional performance conditions and can be relinquished, if the performance conditions are not met. As of June 30, 2016, 70,251 shares have vested.

The acquisition has been accounted for as a business combination and, accordingly, the total purchase price is allocated to the identifiable tangible and intangible assets acquired and the liabilities assumed based on their respective fair values on the acquisition date. The cost of shares subject to vesting and performance conditions is accounted for as a post-acquisition compensation expense and recorded as research and development expense on a straight-line basis as the shares vests and conditions are satisfied.

Authy’s results of operations have been included in the condensed consolidated financial statements of the Company from the date of acquisition.

This transaction is intended to qualify as a tax-free reorganization under Section 368(a) of the IRS Code.

The fair value of the Series T convertible preferred stock was determined by the board of directors of the Company with input from a third-party valuation consultant.

The following table presents the purchase price allocation recorded in the Company’s condensed consolidated balance sheet on the acquisition date (in thousands):

Total
Net tangible assets(3)	$1,217
Goodwill(1)(3)	3,113
Intangible assets(2)	1,760
Total purchase price	$6,090

The Company acquired a net deferred tax liability of $0.1 million in this business combination.

(1)                                     Goodwill represents the excess of purchase price over the fair value of identifiable tangible and intangible assets acquired and liabilities assumed. The goodwill in this transaction is primarily attributable to the future cash flows to be realized from the acquired technology platform, existing customer base and the future development initiatives of the assembled workforce. None of the goodwill is deductible for tax purposes.

(2)                                     Identifiable finite-lived intangible assets were comprised of the following:

	Total	Estimated life (in years)
Developed technology	$1,300	3
Customer relationships	400	5
Trade name	60	2
Total intangible assets acquired	$1,760

(3)                                     As part of net tangible assets, the Company acquired $66,000 in accounts receivable subject to dispute resolution with a customer. The matter was resolved later in 2015 and $52,000 was deemed uncollectible immediately prior to the date of acquisition. The Company’s adjustment of its initial purchase price allocation resulted in an increase to goodwill and decrease to net tangible assets of $52,000. After the adjustment, the purchase price allocation related to this acquisition became final. Goodwill balance as of June 30, 2016 was as follows:

Total
Balance as of December 31, 2014	$—
Goodwill recorded in connection with Authy acquisition	3,113
Subsequent adjustment to purchase price allocation	52
Balance as of December 31, 2015	3,165
Adjustment to goodwill	—
Balance as of June 30, 2016	$3,165

The estimated fair value of the intangible assets acquired was determined by the Company, and the Company considered or relied in part upon a valuation report of a third-party expert. The Company used an income approach to measure the fair values of the developed technology and trade names based on the relief-from-royalty method. The Company used an income approach to measure the fair value of the customer relationships based on the multi-period excess earnings method, whereby the fair value is estimated based upon the present value of cash flows that the applicable asset is expected to generate.

The Company incurred costs related to this acquisition of $1.5 million, of which $0.3 million and $1.2 million were incurred during the years ended December 31, 2014 and 2015, respectively. All acquisition related costs were expensed as incurred and were recorded in general and administrative expenses in the respective periods.

Pro forma results of operations for this acquisition have not been presented as the financial impact to the Company’s condensed consolidated financial statements is inconsequential.

6. Intangible Assets

Intangible assets consisted of the following (in thousands):

	As of June 30, 2016
	Gross	Accumulated Amortization	Net
Amortizable intangible assets:
Developed technology	$1,300	$(586)	$714
Customer relationships	400	(108)	292
Trade name	60	(41)	19
Patent	1,351	(35)	1,316
Total amortizable intangible assets	3,111	(770)	2,341
Non-amortizable intangible assets:
Trademark	263	—	263
Total	$3,374	(770)	$2,604

	As of December 31, 2015
	Gross	Accumulated Amortization	Net
Amortizable intangible assets:
Developed technology	$1,300	$(370)	$930
Customer relationships	400	(68)	332
Trade name	60	(26)	34
Patent	1,021	(25)	996
Total	$2,781	$(489)	$2,292

Amortization expense was $0.1 million and $0.3 million for the three and six months ended June 30, 2016, respectively, and $0.1 million and $0.2 million for the three and six months ended June 30, 2015, respectively.

Total estimated future amortization expense was as follows (in thousands):

Total
Years ending December 31:
2016 (remaining six months)	$288
2017	549
2018	176
2019	112
2020	43
Thereafter	1,173
Total	$2,341

7. Accrued Expenses and Other Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	As of June 30, 2016	As of December 31, 2015
Accrued payroll and related	$2,790	$972
Accrued bonus and commission	1,284	1,832
Accrued cost of revenue	7,527	6,496
Sales and other taxes payable	23,346	17,634
Accrued other expense	7,193	5,064
Total accrued expenses and other current liabilities	$42,140	$31,998

Other long-term liabilities consisted of the following (in thousands):

	As of June 30, 2016	As of December 31, 2015
Deferred rent	$9,515	$364
Accrued other expense	236	84
Total accrued expenses and other current liabilities	$9,751	$448

8. Supplemental Balance Sheet Information

(a) Allowance for doubtful accounts (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Balance, beginning of period	$651	$440	$486	$210
Additions	544	138	847	368
Write-offs	(400)	(61)	(538)	(61)
Balance, end of period	$795	$517	$795	$517

(b)  Sales credit reserve (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Balance, beginning of period	$649	$227	$714	$312
Additions	357	461	843	529
Deductions against reserve	(354)	(136)	(905)	(289)
Balance, end of period	$652	$552	$652	$552

9. Revenue by Geographic Area

Revenue by geographic area is based on the IP address at the time of registration. The following table sets forth revenue by geographic area (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue by geographic area:
United States	$54,485	$32,254	$104,993	$60,847
International	10,025	5,700	18,857	10,472
Total	$64,510	$37,954	$123,850	$71,319

Percentage of revenue by geographic area:
United States	84%	85%	85%	85%
International	16%	15%	15%	15%

Long-lived assets outside the United States were insignificant.

10. Credit Facility

Effective January 2015, the Company entered into a $15.0 million revolving credit agreement. Under this agreement, amounts available to be borrowed are based on the Company’s prior month’s monthly recurring revenue. Advances on the line of credit bear interest payable monthly at Wall Street Journal prime rate plus 1%. Borrowings are secured by substantially all of the Company’s assets, with limited exceptions. If there are borrowings under the credit line, there are certain restrictive covenants with which the Company must comply. The credit facility expires in March 2017. As of June 30, 2016 and December 31, 2015, the total amount available to the Company to be borrowed was $15.0 million and the Company had no outstanding balance on this credit facility in either period presented.

11. Commitments and Contingencies

(a)                                 Lease Commitments

The Company entered into various non-cancelable operating lease agreements for its facilities over the next five years. Certain operating leases contain provisions under which monthly rent escalates over time. When lease agreements contain escalating rent clauses or free rent periods, the Company recognizes rent expense on a straight-line basis over the term of the lease. The Company’s San Francisco, California facility lease agreement, entered into in January 2016, included a tenant improvement allowance which provided for the landlord to pay for tenant improvements on behalf of the Company for up to $8.3 million. This amount was recorded on the lease inception date into other current assets and current and long-term liabilities in the accompanying condensed consolidated balances sheet. Based on the terms of this landlord incentive and involvement of the Company in the construction process, the leasehold improvements purchased under the landlord incentive were determined to be property of the Company.

Rent expense was $2.0 million and $3.0 million, respectively, for the three and six months ended June 30, 2016, and $1.0 million and $1.9 million, respectively, for the three and six months ended June 30, 2015.

Additionally, the Company has contractual commitments with its cloud infrastructure provider, network service providers and other vendors that are non-cancellable and expire within one to four years.

Future minimum lease payments under non-cancelable operating leases were as follows (in thousands):

Year Ending December 31:	Total (1)
2016 (remaining six months)	$2,824
2017	8,596
2018	6,984
2019	5,673
2020	5,408
Thereafter	20,963
Total minimum lease payments	$50,448

(1) The future minimum lease payments do not reflect the $8.3 million tenant improvement allowance.

Future minimum payments under other existing noncancellable purchase obligations were as follows (in thousands).

Year Ending December 31:	Total
2016 (remaining six months)	$3,871
2017	3,061
2018	97
2019	15
Total payments	$7,044

(b)                                 Legal Matters

On April 30, 2015, Telesign Corporation, or Telesign, filed a lawsuit against the Company in the United States District Court, Central District of California (“Telesign I”). Telesign alleges that the Company is infringing three U.S. patents that it holds: U.S. Patent No. 8,462,920, U.S. Patent No. 8,687,038 and U.S. Patent No. 7,945,034. The patent infringement allegations in the lawsuit relate to the Company’s Programmable Authentication products, its two-factor authentication use case and an API tool to find information about a phone number. The Company has petitioned the U.S. Patent and Trademark Office for inter partes review of the patents at issue. On March 9, 2016, the District Court stayed the court case pending the resolution of those proceedings. On June 28, 2016, the Patent and Trademark Office instituted the inter partes review of the '034 patent.  Subsequently, on July 8, 2016, the Patent and Trademark Office denied the Company’s petition for inter partes review of the '920 and '038 patents.  On July 20, 2016, Telesign applied to the court to lift the stay on Telesign I. The Company has opposed the request.

On March 28, 2016, Telesign filed a second lawsuit against the Company in the United States District Court, Central District of California (“Telesign II”), alleging infringement of U.S. Patent No. 9,300,792 held by Telesign. The ‘792 patent is in the same patent family as the ‘920 and ‘038 patents asserted in Telesign I, and the infringement allegations in Telesign II relate to the Company’s Programmable Authentication products and its two-factor authentication use case. On May 23, 2016, the Company moved to dismiss the complaint in Telesign II.  On August 3, 2016, the United States District Court, Central District of California, issued an order granting Twilio’s motion to dismiss Telesign’s complaint with leave to amend. Telesign may file an amended complaint by September 2, 2016. With respect to each of the patents asserted in Telesign I and Telesign II, the complaints seek, among other things, to enjoin the Company from allegedly infringing the patents, along with damages for lost profits.

On February 18, 2016, a putative class action complaint was filed in the Alameda County Superior Court in California, entitled Angela Flowers v. Twilio Inc. The complaint alleges that the Company’s products permit the interception, recording and disclosure of communications at a customer’s request and in violation of the California Invasion of Privacy Act. The complaint seeks injunctive relief as well as monetary damages. On May 27, 2016, the Company filed a demurrer to the complaint. On August 2, the court issued an order denying the demurrer. Following the denial of the demurrer, the plaintiffs must file an amended complaint by August 18, 2016. Discovery has already begun, and will continue until August 2017, when the plaintiff must file their motion for class certification.

The Company intends to vigorously defend these lawsuits and believes it has meritorious defenses to each.  It is too early in these matters to reasonably predict the probability of the outcomes or to estimate ranges of possible losses.

In addition to the litigations discussed above, from time to time, the Company is a party to legal action and subject to claims that arise in the ordinary course of business. The claims are investigated as they arise and loss estimates are accrued, when probable and reasonably estimable. While it is not feasible to predict or determine the ultimate outcome of these matters, the Company believes that these legal proceedings will not have a material adverse effect on its financial position or results of operations.

(c)                                  Indemnification Agreements

The Company has signed indemnification agreements with all board members and executive officers. The agreements indemnify the members and officers from claims and expenses on actions brought against the individuals separately or jointly with the Company for Indemnifiable Events. Indemnifiable Events generally mean any event or occurrence related to the fact that the board member or the officer was or is acting in his or her capacity as a board member or an officer for the Company or was or is acting or representing the interests of the Company.

In the ordinary course of business, the Company enters into contractual arrangements under which it agrees to provide indemnification of varying scope and terms to business partners and other parties with respect to certain matters, including, but not limited to, losses arising out of the breach of such agreements, intellectual property infringement claims made by third parties and other liabilities relating to or arising from the Company’s various products, or our acts or omissions. In these circumstances, payment may be conditional on the other party making a claim pursuant to the procedures specified in the particular contract. Further, the Company’s obligations under these agreements may be limited in terms of time and/or amount, and in some instances, the Company may have recourse against third parties for certain payments. The terms of such obligations may vary.

As of June 30, 2016 and December 31, 2015, no amounts had been accrued.

(d)                                 Other taxes

The Company conducts operations in many tax jurisdictions throughout the United States. In many of these jurisdictions, non-income-based taxes, such as sales and use and telecommunications taxes are assessed on the Company’s operations. Historically, the Company has not billed or collected these taxes and, in accordance with U.S. GAAP, has recorded a provision for its tax exposure in these jurisdictions when it is both probable that a liability has been incurred and the amount of the exposure can be reasonably estimated. As a result, the Company recorded a liability of $23.3 million and $17.6 million as of June 30, 2016 and December 31, 2015, respectively. These estimates include several key assumptions including, but not limited to, the taxability of the Company’s services, the jurisdictions in which its management believes it has nexus, and the sourcing of revenues to those jurisdictions. In the event these jurisdictions challenge management’s assumptions and analysis, the actual exposure could differ materially from the current estimates.

12. Stockholders’ Equity

(a)                                 Convertible Preferred Stock

Immediately prior to the completion of the IPO, all shares of convertible preferred stock then outstanding were automatically converted into 54,508,441 shares of common stock on a one-to-one basis, and then reclassified as shares of Class B common stock.

(b)                                 Preferred Stock

As of June 30, 2016, the Company had authorized 100,000,000 shares of preferred stock, par value $0.001, of which no shares were outstanding.

(c)                                  Common Stock

Immediately prior to the completion of the IPO, all shares of common stock then outstanding were reclassified as Class B common stock. Shares offered and sold in the IPO were the newly authorized shares of Class A common stock.

As of June 30, 2016 the Company had authorized 1,000,000,000 shares of Class A common stock and 100,000,000 shares of Class B common stock, each par value $0.001 per share, of which 11,647,711 shares and 72,878,382 shares of Class A and Class B common stock, respectively, were issued and outstanding.  Holders of Class A and Class B common stock are entitled to one vote per share and ten votes per share, respectively, and the shares of Class A common stock and Class B common stock are identical, except for voting and conversion rights. As of June 30, 2016, the outstanding Class B common stock included 617,634 shares related to the Authy acquisition that were held in escrow.

As of December 31, 2015, the Company had 17,324,003 shares of common stock outstanding.

As of June 30, 2016, and December 31, 2015, the Company had reserved shares of common stock, on an as-if converted basis, for issuance as follows:

	As of June 30, 2016	As of December 31, 2015
Conversion of convertible preferred stock outstanding	—	54,508,441	(1)
Stock options issued and outstanding	16,918,789	16,883,837
Nonvested restricted stock units issued and outstanding	891,008	71,000
Common stock reserved for Twilio.org	780,397	888,022
Stock-based awards available for grant under 2008 Plan	—	14,920
Stock-based awards available for grant under 2016 Plan	11,446,750	—
Common stock reserved for issuance under 2016 ESPP plan	2,400,000	—
Total	32,436,944	72,366,220

(1)                                     Includes 687,885 shares of Series T convertible preferred stock related to the Authy acquisition held in escrow as of December 31, 2015.

(d)                                 Twilio.org

On September 2, 2015, the Company’s board of directors approved the reservation of 888,022 shares of the Company’s common stock, which represented 1% of the Company’s outstanding capital stock on as-converted basis, to fund Twilio.org’s activities. Subsequently, on May 13, 2016, the Company’s board of directors authorized a reduction of 107,625 shares reserved to offset equity grants to Twilio.org employees. As of June 30, 2016, the total remaining shares reserved for Twilio.org was 780,397.

Twilio.org is a part of the Company and not a separate legal entity. The objective for Twilio.org is to further the philanthropic goals of the Company. As of June 30, 2016 and December 31, 2015, none of the reserved shares were issued and outstanding.

13. Stock-Based Compensation

2008 Stock Option Plan

The Company granted options under its 2008 Stock Option Plan (the “2008 Plan”), as amended and restated, until June 22, 2016, when the plan was terminated in connection with the Company’s IPO. Accordingly, no shares are available for future issuance under this plan.  The 2008 Plan continues to govern outstanding equity awards granted thereunder.

2016 Stock Option Plan

The Company’s 2016 Equity Incentive Plan (the “2016 Plan”) became effective on June 21, 2016. The 2016 Plan provides for the grant of ISOs, NSOs, restricted stock, RSUs, stock appreciation rights, unrestricted stock awards, performance share awards, dividend equivalent rights and cash-based awards to employees, directors and consultants of the Company. A total of 11,500,000 shares of the Company’s Class A common stock were initially reserved for issuance under the 2016 Plan. These available shares will automatically increase each January 1, beginning on January 1, 2017, by 5% of the number of shares of the Company’s Class A and Class B common stock outstanding on the immediately preceding December 31, or such lesser number of shares as determined by the Company’s Compensation Committee.

2016 Employee Stock Purchase Plan

The Company’s Employee Stock Purchase Plan (“2016 ESPP”) became effective on June 21, 2016. A total of 2,400,000 shares of the Company’s Class A common stock were initially reserved for issuance under the 2016 Plan. These available shares will automatically increase each January 1, beginning on January 1, 2017, by the lesser of 1,800,000 shares of the common stock, 1% of the number of shares of the Company’s Class A and Class B common stock outstanding on the immediately preceding December 31 or such lesser number of shares as determined by the Company’s compensation committee.

The 2016 ESPP allows eligible employees to purchase shares of the Company’s Class A common stock at a discount of up to 15% through payroll deductions of their eligible compensation, subject to any plan limitations. Except for the initial offering period, the 2016 ESPP provides for separate six-month offering periods beginning each November 16 and May 16 of each fiscal year.

On each purchase date, eligible employees will purchase the Company’s stock at a price per share equal to 85% of the lesser of (i) the fair market value of the Company’s common stock on the offering date or (ii) the fair market value of the Company’s common stock on the purchase date.

For the three months ended June 30, 2016, no shares of common stock were purchased under the 2016 ESPP and 583,950 shares are expected to be purchased at the end of the initial offering period. The Company selected the Black-Scholes option-pricing model as the method for determining the estimated fair value for the Company’s 2016 ESPP. As of June 30, 2016, total unrecognized compensation cost related to 2016 ESPP was $7.4 million, net of estimated forfeitures, which will be amortized over a weighted-average period of 0.87 years.

Stock option activity under the 2008 Plan and the 2016 Plan during the six months ended June 30, 2016 was as follows:

Stock Options

	Number of options outstanding	Weighted- average exercise price (per share)	Weighted- average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Outstanding options as of December 31, 2015	16,883,837	$5.31	8.30	$80,758
Granted	1,894,850	10.73
Exercised	(1,186,805)	3.60
Forfeited and cancelled	(673,093)	5.92
Outstanding options as of June 30, 2016	16,918,789	$6.01	8.24	$515,848
Options vested and exercisable as of June 30, 2016	5,903,943	$3.53	7.20	$194,670
Options vested and expected to vest as of June 30, 2016	15,910,560	$5.89	8.19	$487,073

Aggregate intrinsic value represents the difference between the fair value of the Company’s common stock and the exercise price of outstanding “in-the-money” options. Prior to the IPO, the fair value of the Company’s common stock was estimated by the Company’s board of directors. After the IPO, the fair value of the common stock is the Company’s stock price as reported on the New York Stock Exchange. The aggregate intrinsic value of stock options exercised was $8.3 million and $11.3 million for the three and six months ended June 30, 2016, respectively, and $0.9 million and $6.3 million for the three and six months ended June 30, 2015, respectively.

The total estimated grant date fair value of options vested was $3.1 million and $6.1 million for the three and six months ended June 30, 2016, respectively, and $1.4 million and $2.7 million for the three and six months ended June 30, 2015, respectively. The weighted-average grant-date fair value of options granted was $5.73 and $5.52 for the three and six months ended June 30, 2016, respectively, and $3.97 and $3.82 for the three and six months ended June 30, 2015, respectively.

As of June 30, 2016, total unrecognized compensation cost related to non-vested stock options was $36.2 million, net of estimated forfeitures, which will be amortized over a weighted-average period of 2.70 years.

No options were granted to nonemployees in the three and six months ended June 30, 2016, respectively. An immaterial number of options were granted to nonemployees in the three and six months ended June 30, 2015, respectively.

Restricted Stock Units

	Number of awards outstanding	Weighted- average grant date fair value (per share)	Aggregate intrinsic value (in thousands)
Nonvested RSUs as of December 31, 2015	71,000	$9.39	$716
Granted	833,762	10.75
Vested	(13,754)	10.09
Forfeited and cancelled	—	—
Nonvested RSUs as of June 30, 2016	891,008	$10.65	$32,522

Prior to June 22, 2016, the Company granted RSUs (“Pre-IPO RSUs”) under its 2008 Plan to its employees that vested upon the satisfaction of both a service condition and a liquidity condition. The service condition for the majority of these awards will be satisfied over four years. The liquidity condition was satisfied upon occurrence of the Company’s IPO in June 2016. As of March 31, 2016 the Company has deferred recognition of $0.3 million of cumulative share-based compensation expense related to these RSUs for which the service condition was satisfied. This amount was recorded into the quarterly period ended June 30, 2016. RSUs granted on or after the completion of the Company’s IPO (“Post-IPO RSUs”) under the 2016 Plan are not subject to a liquidity condition in order to vest. The compensation expense related to these grants is based on the grant date fair value of the RSUs and is recognized on a ratable basis over the applicable service period, net of estimated forfeitures. The majority of Post-IPO RSUs are earned over a service period of two to four years.

As of June 30, 2016, total unrecognized compensation cost related to non-vested RSUs was $7.6 million, net of estimated forfeitures, which will be amortized over a weighted-average period of 3.33 years.

Early Exercises of Nonvested Options

As of June 30, 2016 and December 31, 2015, the Company recorded a liability of $0.7 million and $0.2 million, respectively, for 130,749 and 52,407 unvested shares, respectively, that were early exercised by employees and were subject to repurchase at the respective period end. These amounts are reflected in current and non-current liabilities on the Company’s consolidated balance sheets.

Valuation Assumptions

The fair value of employee stock options was estimated on the date of grant using the following assumptions in the Black-Scholes option pricing model:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Employee Stock Options:
Fair value of common stock	$10.30-$15.00	$7.74	$10.09-$15.00	$7.07 - 7.78
Expected term (in years)	6.08	6.08	6.08	6.08
Expected volatility	51.4%-52.2%	52.0% - 53.7%	51.4%-53.0%	52.0% - 54.9%
Risk-free interest rate	1.3%-1.4%	1.5% - 1.9%	1.3%-1.5%	1.4% - 1.9%
Dividend rate	0%	0%	0%	0%

Employee Stock Purchase Plan:
Expected term (in years)	0.90	—	0.90	—
Expected volatility	52%	—	52%	—
Risk-free interest rate	0.6%	—	0.6%	—
Dividend rate	0%	—	0%	—

Stock-Based Compensation Expense

The Company recorded the total stock-based compensation expense as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Cost of revenue	$28	$14	$51	$28
Research and development	2,379	796	3,895	1,459
Sales and marketing	1,116	513	1,850	933
General and administrative	1,453	599	2,205	1,147

Total	$4,976	$1,922	$8,001	$3,567

14. Net Loss per Share Attributable to Common Stockholders

Basic and diluted net loss per common share is presented in conformity with the two-class method required for participating securities.

Class A and Class B common stock are the only outstanding equity in the Company. The rights of the holders of Class A and Class B common stock are identical, except with respect to voting and conversion. Each share of Class A common stock is entitled to one vote per share and each share of Class B common stock is entitled to ten votes per share. Shares of Class B common stock may be converted into Class A common stock at any time at the option of the stockholder, and are automatically converted into Class A common stock upon sale or transfer, subject to certain limited exceptions.

Basic net loss per share attributable to common stockholders is computed using the weighted-average number of common shares outstanding during the period. Diluted net loss per share attributable to common stockholders is computed using the weighted-average number of common shares and, if dilutive, potential common shares outstanding during the period. The dilutive effect of these potential common shares is reflected in diluted earnings per share by application of the treasury stock method.

The following table sets forth the calculation of basic and diluted net loss per share attributable to common stockholders during the periods presented (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net loss attributable to common stockholders	$(10,994)	$(9,576)	$(17,462)	$(18,236)
Weighted-average shares used to compute basic and diluted net loss per share attributable to common stockholders	24,261,903	18,388,844	20,872,550	18,070,932
Net loss per share attributable to common stockholders, basic and diluted	$(0.45)	$(0.52)	$(0.84)	$(1.01)

The following outstanding shares of common stock equivalents were excluded from the calculation of diluted net loss per share attributable to common stockholders because their effect would have been anti-dilutive:

	As of June 30,
	2016	2015
Conversion of convertible preferred stock outstanding	—	53,106,011	(1)
Issued and outstanding options	16,918,789	14,404,793
Issued and outstanding RSUs	891,008	—
Common stock reserved for Twilio.org	780,397	—
Shares committed under 2016 ESPP	583,950	—
Unvested shares subject to repurchase	130,749	49,323
Total	19,304,893	67,560,127

(1)                                     Includes 687,885 shares of Series T convertible preferred stock related to the Authy acquisition held in escrow.

15. Related Party Transactions

In 2015, two of the Company’s vendors participated in the Company’s Series E convertible preferred stock financing and owned approximately 2.1% and 1.1%, respectively, of the Company’s outstanding capital stock as of June 30, 2016, and 2.5% and 1.2%, respectively, of the Company’s capital stock, on as-if converted basis, as of December 31, 2015. During the three and six months ended June 30, 2016, the amount of software services the Company purchased from the first vendor was $3.4 million and $6.5 million, respectively. During the three and six months ended June 30, 2015, the amount of software services the Company purchased from the first vendor was $2.7 million and $5.7 million, respectively. The amounts due to this vendor that were accrued as of June 30, 2016 and December 31, 2015 were $2.5 million and $0, respectively.

The amount of services the Company purchased from the second vendor was $0.1 million and $0.2 million for the three and six months ended June 30, 2016, respectively, and $0.1 million and $0.2 million for the three and six months ended June 30, 2015, respectively. The amounts due to this vendor that were accrued as of June 30, 2016 and December 31, 2015 were not material.

* * * * * *

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our final prospectus filed pursuant to Rule 424(b) under the Securities Act of 1933, as amended, with the Securities and Exchange Commission on June 23, 2016 (the “Prospectus”). In addition to historical financial information, the following discussion contains forward-looking statements that is based upon current plans, expectations and beliefs that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” in this Quarterly Report on Form 10-Q and in our Prospectus. Our fiscal year ends on December 31.

Overview

We are the leader in the Cloud Communications Platform category. We enable developers to build, scale and operate real-time communications within software applications.

Our developer-first platform approach consists of three things: our Programmable Communications Cloud, Super Network and Business Model for Innovators. Our Programmable Communications Cloud software enables developers to embed voice, messaging, video and authentication capabilities into their applications via our simple-to-use Application Programming Interfaces, or APIs. We do not aim to provide complete business solutions, rather our Programmable Communications Cloud offers flexible building blocks that enable our customers to build what they need. The Super Network is our software layer that allows our customers’ software to communicate with connected devices globally. It interconnects with communications networks around the world and continually analyzes data to optimize the quality and cost of communications that flow through our platform. Our Business Model for Innovators empowers developers by reducing friction and upfront costs, encouraging experimentation, and enabling developers to grow as customers as their ideas succeed.

We have relationships with network service providers globally to enable our platform to deliver excellent quality at reasonable cost to our customers. We support our global business through 22 cloud data centers in seven regions around the world and have developed direct relationships with network service providers globally.

Our business model is primarily focused on reaching and serving the needs of developers. We established and maintain our leadership position by engaging directly with, and cultivating, our developer community. We reach developers through community events and conferences, including our SIGNAL developer conference, to demonstrate how every developer can create differentiated applications incorporating communications using our products.

Once developers are introduced to our platform, we provide them with a low-friction trial experience. By accessing our easy-to-configure APIs, extensive self-service documentation and customer support team, developers can build our products into their applications and then test such applications through free trials. Once they have decided to use our products beyond the initial free trial period, customers provide their credit card information and only pay for the actual usage of our products. Historically, we have acquired the substantial majority of our customers through this self-service model. As customers expand their usage of our platform, our relationships with them often evolve to include business leaders within their organizations. Once our customers reach a certain spending level with us, we support them with account managers or customer success advocates within our sales organization to ensure their satisfaction and expand their usage of our products.

When potential customers do not have the available developer resources to build their own applications, we refer them to our network of Solution Partners, who embed our products in their solutions, such as software for contact centers and sales force and marketing automation that they sell to other businesses.

We recently began to supplement our self-service model with a sales effort aimed at engaging larger potential customers, strategic leads and existing customers through an enterprise sales approach. Our sales organization targets technical and business leaders who are seeking to leverage software to drive competitive differentiation. As we educate these leaders on the benefits of developing applications that incorporate our products to differentiate their business, they often consult with their developers regarding implementation. We believe that developers are often advocates for our products as a result of our developer-focused approach. Our sales organization includes sales development, inside sales, field sales and sales engineering personnel.

We generate the substantial majority of our revenue from charging our customers based on their usage of our software products that they have incorporated into their applications. A smaller portion of our revenue comes from products for which we charge monthly flat fees, such as phone numbers or premium customer support. Customers that register in our self-service model typically pay up-front via credit card, and draw down their balance as they purchase or use our products. Most of our customers draw down their balance in the same month they pay up front and, as a result, our deferred revenue at any particular time is not a meaningful indicator of future revenue. As our customers’ usage grows, some of our customers enter into contracts and are invoiced monthly in arrears. Many of these customer contracts have terms of 12 months and typically include some level of minimum revenue commitment. Most customers with minimum revenue commitment contracts generate a significant amount of revenue in excess of their minimum revenue commitment in any period. Historically, the aggregate minimum commitment revenue from customers with which we have contracts has constituted a minority of our revenue in any period, and we expect this to continue in the future.

Our developer-focused products are delivered to customers and users through our Super Network, which uses software to optimize communications on our platform. We interconnect with communications networks globally to deliver our products, and therefore we have arrangements with network service providers in many regions throughout the world.  Historically, a substantial majority of our cost of revenue has been network service provider fees. We seek to optimize our network service provider coverage and connectivity through continuous improvements in routing and sourcing in order to lower the usage expenses we incur for network service provider fees. As we benefit from our platform optimization efforts, we sometimes pass these savings on to customers in the form of lower usage prices for our products in an effort to drive increased usage and expand the reach and scale of our platform. In the near term, we intend to operate our business to expand the reach and scale of our platform and to grow our revenue, rather than to maximize our gross margins.

We have achieved significant growth in recent periods. For the three months ended June 30, 2016 and 2015 our revenue was $64.5 million and $38.0 million, respectively, and our Base Revenue was $56.4 million and $30.7 million, respectively. In the three months ended June 30, 2016 and 2015, our 10 largest Active Customer Accounts generated an aggregate of 31% and 32% of our revenue, respectively. For the three months ended June 30, 2016 and 2015, among our 10 largest Active Customer Accounts we had three and four Variable Customer Accounts, respectively, representing 12% and 19% of our revenue, respectively. We incurred a net loss of $11.0 million and $9.6 million for the three months ended June 30, 2016 and 2015, respectively. See “—Key Business Metrics—Base Revenue” for a discussion of Base Revenue.

Initial Public Offering

In June 2016, we closed our initial public offering (“IPO”), at which time we sold a total of 11,500,000 shares of our Class A common stock.  We received net cash proceeds of $155.7 million, net of underwriting discounts and commissions and other costs associated with the offering paid or payable by us.

Key Business Metrics

	Three Months Ended June 30,
	2016	2015
Number of Active Customer Accounts (as of end date of period)	30,780	21,226
Base Revenue (in thousands)	$56,370	$30,694
Base Revenue Growth Rate	84%	75%
Dollar-Based Net Expansion Rate	164%	149%

Number of Active Customer Accounts.  We believe that the number of our Active Customer Accounts is an important indicator of the growth of our business, the market acceptance of our platform and future revenue trends. We define an Active Customer Account at the end of any period as an individual account, as identified by a unique account identifier, for which we have recognized at least $5 of revenue in the last month of the period. We believe that the use of our platform by Active Customer Accounts at or above the $5 per month threshold is a stronger indicator of potential future engagement than trial usage of our platform or usage at levels below $5 per month. A single customer may constitute multiple Active Customer Accounts if it has multiple unique account identifiers, each of which is treated as a separate Active Customer Account.

In the three months ended June 30, 2016 and 2015, revenue from Active Customer Accounts represented approximately 99% of total revenue in each period.

Base Revenue.  We monitor Base Revenue as one of the more reliable indicators of future revenue trends. Base Revenue consists of all revenue other than revenue from Active Customer Accounts with large customers that have never entered into 12-month minimum revenue commitment contracts with us, which we refer to as Variable Customer Accounts. While almost all of our customer accounts exhibit some level of variability in the usage of our products, based on our experience, we believe that Variable Customer Accounts are more likely to exhibit significant fluctuations in usage of our products from period to period, and therefore that revenue from Variable Customer Accounts may also fluctuate significantly from period to period. This behavior is best evidenced by the decision of such customers not to enter into contracts with us that contain minimum revenue commitments, even though they may spend significant amounts on the use of our products and they may be foregoing more favorable terms often available to customers that enter into committed contracts with us. This variability adversely affects our ability to rely upon revenue from Variable Customer Accounts when analyzing expected trends in future revenue.

For historical periods, through March 31, 2016, we define a Variable Customer Account as a customer account that (i) was with a customer that had never signed a minimum revenue commitment contract with us for a term of at least 12 months and (ii) had met or exceeded 1% of our revenue in any quarter in the periods presented through March 31, 2016. To allow for consistent period-to-period comparisons, in the event a customer account qualified as a Variable Customer Account as of March 31, 2016, or a previously Variable Customer Account ceased to be an Active Customer Account as of such date, we included such customer account as a Variable Customer Account in all periods presented. For reporting periods starting with the three months ended June 30, 2016, we define a Variable Customer Account as a customer account that (a) has been categorized as a Variable Customer Account in any prior quarter, as well as (b) any new customer account that (i) is with a customer that has never signed a minimum revenue commitment contract with us for a term of at least 12 months and (ii) meets or exceeds 1% of our revenue in a quarter. Once a customer account is deemed to be a Variable Customer Account in any period, it remains a Variable Customer Account in subsequent periods unless such customer enters into a minimum revenue commitment contract with us for a term of at least 12 months.

In the three months ended June 30, 2016 and 2015, we had nine Variable Customer Accounts, which represented 13% and 19%, respectively, of our total revenue.

Dollar-Based Net Expansion Rate.  Our ability to drive growth and generate incremental revenue depends, in part, on our ability to maintain and grow our relationships with customers that have Active Customer Accounts and to increase their use of the platform. An important way in which we track our performance in this area is by measuring the Dollar-Based Net Expansion Rate for our Active Customer Accounts, other than our Variable Customer Accounts. Our Dollar-Based Net Expansion Rate increases when such Active Customer Accounts increase usage of a product, extend usage of a product to new applications or adopt a new product. Our Dollar-Based Net Expansion Rate decreases when such Active Customer Accounts cease or reduce usage of a product or when we lower usage prices on a product. We believe measuring our Dollar-Based Net Expansion Rate on revenue generated from our Active Customer Accounts, other than our Variable Customer Accounts, provides a more meaningful indication of the performance of our efforts to increase revenue from existing customers.

Our Dollar-Based Net Expansion Rate compares the revenue from Active Customer Accounts, other than Variable Customer Accounts, in a quarter to the same quarter in the prior year. To calculate the Dollar-Based Net Expansion Rate, we first identify the cohort of Active Customer Accounts, other than Variable Customer Accounts, that were Active Customer Accounts in the same quarter of the prior year. The Dollar-Based Net Expansion Rate is the quotient obtained by dividing the revenue generated from that cohort in a quarter, by the revenue generated from that same cohort in the corresponding quarter in the prior year. When we calculate Dollar-Based Net Expansion Rate for periods longer than one quarter, we use the average of the applicable quarterly Dollar-Based Net Expansion Rates for each of the quarters in such period.

In the three months ended June 30, 2016, our Dollar-Based Net Expansion Rate was 164%, compared to 149% in the three months ended June 30, 2015.

Key Components of Statements of Operations

Revenue.  We derive our revenue primarily from usage-based fees earned from customers using the software products within our Programmable Communications Cloud. These usage-based software products include our Programmable Voice, Programmable Messaging, Programmable Video and the recently introduced Programmable Wireless products. We also earn monthly flat fees from certain fee-based products, such as telephone numbers and customer support. We do not generate any revenue directly from our Super Network or Business Model for Innovators.

Customers typically pay up-front via credit card in monthly prepaid amounts and draw down their balances as they purchase or use our products. As customers grow they automatically receive tiered usage discounts. Our larger customers often enter into contracts that contain minimum revenue commitments, which may contain more favorable pricing. Customers on such contracts typically are invoiced monthly in arrears for products used.

Amounts that have been charged via credit card or invoiced are recorded in accounts receivable and in revenue or deferred revenue, depending on whether the revenue recognition criteria have been met. Given that our credit card prepayment amounts tend to be approximately equal to our credit card consumption amounts in each period, and that we do not have many invoiced customers on pre-payment contract terms, our deferred revenue at any particular time is not a meaningful indicator of future revenue.

We define U.S. revenue as revenue from customers with IP addresses at the time of registration in the United States, and we define international revenue as revenue from customers with IP addresses at the time of registration outside of the United States.

Cost of Revenue and Gross Margin.  Cost of revenue consists primarily of fees paid to network service providers. Cost of revenue also includes cloud infrastructure fees, personnel costs, such as salaries and stock-based compensation for our customer support employees, and non-personnel costs, such as amortization of capitalized internal-use software development costs. Our arrangements with network service providers require us to pay fees based on the volume of phone calls initiated or text messages sent, as well as the number of telephone numbers acquired by us to service our customers. Our arrangements with our cloud infrastructure provider require us to pay fees based on our server capacity consumption.

Our gross margin has been and will continue to be affected by a number of factors, including the timing and extent of our investments in our operations, our ability to manage our network service provider and cloud infrastructure-related fees, the mix of U.S. revenue compared to international revenue, the timing of amortization of capitalized software development costs and the extent to which we periodically choose to pass on our cost savings from platform optimization efforts to our customers in the form of lower usage prices.

Operating Expenses.

The most significant components of operating expenses are personnel costs, which consist of salaries, benefits, bonuses, stock-based compensation and compensation expenses related to stock repurchases from employees. We also incur other non-personnel costs related to our general overhead expenses. We expect that our operating costs will increase in absolute dollars.

Research and Development.  Research and development expenses consist primarily of personnel costs, outsourced engineering services, cloud infrastructure fees for staging and development, amortization of capitalized internal-use software development costs and an allocation of our general overhead expenses. We capitalize the portion of our software development costs that meets the criteria for capitalization.

Sales and Marketing.  Sales and marketing expenses consist primarily of personnel costs, including commissions for our sales employees. Sales and marketing expenses also include expenditures related to advertising, marketing, our brand awareness activities and developer evangelism, costs related to our SIGNAL developer conference, credit card processing fees, professional services fees and an allocation of our general overhead expenses.

General and Administrative.  General and administrative expenses consist primarily of personnel costs for our accounting, finance, legal, human resources and administrative support personnel and executives. General and administrative expenses also include costs related to business acquisitions, legal and other professional services fees, sales and other taxes, depreciation and amortization and an allocation of our general overhead expenses. We expect that we will incur costs associated with supporting the growth of our business and to meet the increased compliance requirements associated with both our international expansion and our transition to, and operation as, a public company.

Our general and administrative expenses include a significant amount of sales and other taxes to which we are subject based on the manner we sell and deliver our products. Historically, we have not collected such taxes from our customers and have therefore recorded such taxes as general and administrative expenses. We expect that these expenses will decline in future years as we continue to implement our sales tax collection mechanisms and start collecting these taxes from our customers.

Provision for Income Taxes.  Our provision for income taxes has not been historically significant to our business as we have incurred operating losses to date. Our provision for income taxes consists primarily of income taxes in certain foreign jurisdictions in which we conduct business.

Non-GAAP Financial Measures

We use the following non-GAAP financial information, collectively, to evaluate our ongoing operations and for internal planning and forecasting purposes.  We believe that non-GAAP financial information, when taken collectively, may be helpful to investors because it provides consistency and comparability with past financial performance, facilitates period-to-period comparisons of results of operations, and assists in comparisons with other companies, many of which use similar non-GAAP financial information to supplement their GAAP results. Non-GAAP financial information is presented for supplemental informational purposes only, and should not be considered a substitute for financial information presented in accordance with generally accepted accounting principles, and may be different from similarly-titled non-GAAP measures used by other companies.  Whenever we use a non-GAAP financial measure, a reconciliation is provided to the most closely applicable financial measure stated in accordance with generally accepted accounting principles. Investors are encouraged to review the related GAAP financial measures and the reconciliation of these non-GAAP financial measures to their most directly comparable GAAP financial measures.

Non-GAAP Gross Profit and Non-GAAP Gross Margin.  We define non-GAAP gross profit and non-GAAP gross margin as GAAP gross profit and GAAP gross margin, respectively, adjusted to exclude share-based compensation and amortization of acquired intangibles.

	Three Months Ended June 30,
	2016	2015
	(In thousands)
Reconciliation:
Gross profit	$36,307	$21,127
Non-GAAP Adjustments:
Stock-based compensation	28	14
Amortization of acquired intangible assets	70	21
Non-GAAP gross profit	$36,405	$21,162

GAAP gross margin	56%	56%
Non-GAAP gross margin	56%	56%

Non-GAAP Operating Expenses.  We define non-GAAP operating expenses (including categories of operating expenses) as GAAP operating expenses (and categories of operating expenses) adjusted to exclude, as applicable, share-based compensation, amortization of acquired intangibles, expenses related to stock repurchase and acquisition-related expenses.

	Three Months Ended June 30,
	2016	2015
	(In thousands)
Reconciliation:
Operating expenses	$47,160	$30,587
Non-GAAP Adjustments:
Stock-based compensation	(4,948)	(1,908)
Amortization of acquired intangible assets	(66)	(115)
Acquisition related expenses	—	(38)
Non-GAAP operating expenses	$42,146	$28,526

Non-GAAP Operating Loss and Non-GAAP Operating Margin.  We define non-GAAP operating loss and non-GAAP operating margin as GAAP operating loss and GAAP operating margin, respectively, adjusted to exclude share-based compensation, amortization of acquired intangibles, expenses related to stock repurchase and acquisition-related expenses.

	Three Months Ended June 30,
	2016	2015
	(In thousands)
Reconciliation:
Loss from operations	$(10,853)	$(9,460)
Non-GAAP Adjustments:
Stock-based compensation	4,976	1,922
Amortization of acquired intangible assets	136	136
Acquisition related expenses	—	38
Non-GAAP loss from operations	$(5,741)	$(7,364)

GAAP operating margin	(17)%	(25)%
Non-GAAP operating margin	(9)%	(19)%

Results of Operations

The following tables set forth our results of operations for the periods presented and as a percentage of our total revenue for those periods. The period-to-period comparison of our historical results are not necessarily indicative of the results that may be expected in the future.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands)
Revenue	$64,510	$37,954	$123,850	$71,319
Cost of revenue(1) (2)	28,203	16,827	55,030	32,372
Gross profit	36,307	21,127	68,820	38,947
Operating expenses:
Research and development(1) (2)	17,369	9,388	32,233	17,868
Sales and marketing(1)	18,156	14,164	31,578	24,033
General and administrative(1) (2)	11,635	7,035	22,228	15,300
Total operating expenses	47,160	30,587	86,039	57,201
Loss from operations	(10,853)	(9,460)	(17,219)	(18,254)
Other expenses, net	(28)	(83)	(46)	(30)
Loss before (provision) benefit for income taxes	(10,881)	(9,543)	(17,265)	(18,284)
(Provision) benefit for income taxes	(113)	(33)	(197)	48
Net loss attributable to common stockholders	$(10,994)	$(9,576)	$(17,462)	$(18,236)

(1)                                     Includes stock-based compensation expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands)
Cost of revenue	$28	$14	$51	$28
Research and development	2,379	796	3,895	1,459
Sales and marketing	1,116	513	1,850	933
General and administrative	1,453	599	2,205	1,147
Total	$4,976	$1,922	$8,001	$3,567

(2)                                     Includes amortization of acquired intangible assets as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands)
Cost of revenue	$70	$21	$140	$49
Research and development	38	87	76	104
General and administrative	28	28	55	39
Total	$136	$136	$271	$192

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Consolidated Statements of Operations, as a percentage of revenue:**
Revenue	100%	100%	100%	100%
Cost of revenue	44	44	44	45
Gross profit	56	56	56	55
Operating expenses:
Research and development	27	25	26	25
Sales and marketing	28	37	25	34
General and administrative	18	19	18	21
Total operating expenses	73	81	69	80
Loss from operations	(17)	(25)	(14)	(26)
Other expenses, net	*	*	*	*
Loss before (provision) benefit for income taxes	(17)	(25)	(14)	(26)
(Provision) benefit for income taxes	*	*	*	*
Net loss attributable to common stockholders	(17)%	(25)%	(14)%	(26)%

*                                         Less than 0.5% of revenue.

**         Columns may not add up to 100% due to rounding.

Comparison of the Three Months Ended June 30, 2016 and 2015

Revenue

	Three Months Ended June 30,
	2016	2015	Change
	(Dollars in thousands)
Base Revenue	$56,370	$30,694	$25,676	84%
Variable Revenue	8,140	7,260	880	12%
Total revenue	$64,510	$37,954	$26,556	70%

In the three months ended June 30, 2016, Base Revenue increased by $25.7 million, or 84%, compared to the same period last year, and represented 87% and 81% of total revenue in the three months ended June 30, 2016 and 2015, respectively. This increase was primarily attributable to an increase in the usage of all of our products, particularly our Programmable Messaging products and Programmable Voice products, and the adoption of additional products by our existing customers. This increase was partially offset by pricing decreases that we have implemented over time for our customers in the form of lower usage prices in an effort to increase the reach and scale of our platform. The changes in usage and price in the three months ended June 30, 2016 were reflected in our Dollar-Based Net Expansion Rate of 164%. The increase in usage was also attributable to a 45% increase in the number of Active Customer Accounts, from 21,226 as of June 30, 2015 to 30,780 as of June 30, 2016.

In the three months ended June 30, 2016, Variable Revenue increased by $0.9 million, or 12%, compared to the same period last year, and represented 13% and 19% of total revenue in the three months ended June 30, 2016 and 2015, respectively. This increase was primarily attributable to the increase in the usage of products by our existing Variable Customer Accounts.

U.S. revenue and international revenue represented $54.5 million, or 84%, and $10.0 million, or 16%, respectively, of total revenue in the three months ended June 30, 2016, compared to $32.3 million, or 85%, and $5.7 million, or 15%, respectively, of total revenue in the three months ended June 30, 2015. The increase in international revenue in absolute dollars and as a percentage of total revenue was attributable to the growth in usage of our products, particularly our Programmable Messaging products and Programmable Voice products, by our existing international customers and to a 62% increase in the number of international Active Customer Accounts, driven in part by our focus on expanding our sales to customers outside of the United States. We opened two offices outside of the United States between June 30, 2015 and June 30, 2016.

Cost of Revenue and Gross Margin

	Three Months Ended June 30,
	2016	2015	Change
	(Dollars in thousands)
Cost of revenue	$28,203	$16,827	$11,376	68%
Gross margin	56%	56%

In the three months ended June 30, 2016, cost of revenue increased by $11.4 million, or 68%, compared to the same period last year. The increase in cost of revenue was primarily attributable to a $10.0 million increase in network service providers’ fees, a $0.7 million increase in cloud infrastructure fees, each to support the growth in usage of our products and a $0.4 million increase in amortization expense related to our internal-use software and acquired intangible assets.

Operating Expenses

	Three Months Ended June 30,
	2016	2015	Change
	(Dollars in thousands)
Research and development	$17,369	$9,388	7,981	85%
Sales and marketing	18,156	14,164	3,992	28%
General and administrative	11,635	7,035	4,600	65%
Total operating expenses	$47,160	$30,587	16,573	54%

In the three months ended June 30, 2016, research and development expenses increased by $8.0 million, or 85%, compared to the same period last year. The increase was primarily attributable to a $6.1 million increase in personnel costs, net of a $1.1 million increase in capitalized software development costs, largely as a result of a 67% increase in our research and development headcount and our continued focus on product development and enhancement. The increase was also due in part to a $0.6 million increase in facilities expenses to accommodate our headcount growth, a $0.2 million increase in cloud infrastructure fees and a $0.2 million increase in amortization expense related to our internal-use software and acquired intangibles assets.

In the three months ended June 30, 2016, sales and marketing expenses increased by $4.0 million, or 28%, compared to the same period last year. The increase was primarily attributable to a $2.3 million increase in personnel costs, largely as a result of a 28% increase in sales and marketing headcount as we continued to expand our sales efforts in the United States and internationally, a $0.4 million increase related to our SIGNAL conference, a $0.3 million increase in credit card processing fees, a $0.2 million increase in outside consulting services, a $0.2 million increase related to our brand awareness programs and events other than SIGNAL and a $0.2 million increase in facilities expenses to accommodate our headcount growth.

In the three months ended June 30, 2016, general and administrative expenses increased by $4.6 million, or 65%, compared to the same period last year. The increase was primarily attributable to a $1.8 million increase in personnel costs, largely as a result of a 36% increase in headcount to support the growth of our business, a $1.4 million increase in sales and other taxes, a $0.6 million increase in professional services fees, a $0.2 million increase in facilities expenses and a $0.2 million increase in depreciation expense.

Comparison of the Six Months Ended June 30, 2016 and 2015

Revenue

	Six Months Ended June 30,
	2016	2015	Change
	(Dollars in thousands)
Base Revenue	$106,204	$56,623	$49,581	88%
Variable Revenue	17,646	14,696	2,950	20%
Total revenue	$123,850	$71,319	$52,531	74%

In the six months ended June 30, 2016, Base Revenue increased by $49.6 million, or 88%, compared to the same period last year, and represented 86% and 79% of total revenue in the six months ended June 30, 2016 and 2015, respectively. This increase was primarily attributable to an increase in the usage of all our products, particularly our Programmable Messaging products and Programmable Voice products, and the adoption of additional products by our existing customers. This increase was partially offset by pricing decreases that we have implemented over time for our customers in the form of lower usage prices in an effort to increase the reach and scale of our platform. The changes in usage and price in the six months ended June 30, 2016 were reflected in our Dollar-Based Net Expansion Rate of 170%. The increase in usage was also attributable to a 45% increase in the number of Active Customer Accounts, from 21,226 as of June 30, 2015 to 30,780 as of June 30, 2016.

In the six months ended June 30, 2016, Variable Revenue increased by $3.0 million, or 20%, compared to the same period last year, and represented 14% and 21% of total revenue in in the six months ended June 30, 2016 and 2015, respectively. This increase was primarily attributable to the increase in the usage of products by our existing Variable Customer Accounts.

U.S. revenue and international revenue represented $105.0 million, or 85%, and $18.9 million, or 15%, respectively, of total revenue in the six months ended June 30, 2016 compared to $60.8 million, or 85%, and $10.5 million, or 15%, respectively, of total revenue in the six months ended June 30, 2015. The increase in international revenue in absolute dollars was attributable to the growth in usage of our products, particularly our Programmable Messaging products and Programmable Voice products, by our existing international Active Customer Accounts and to a 62% increase in the number of international Active Customer Accounts, driven in part by our focus on expanding our sales to customers outside of the United States. We opened two offices outside of the United States between June 30, 2015 and June 30, 2016.

Cost of Revenue and Gross Margin

	Six Months Ended June 30,
	2016	2015	Change
	(Dollars in thousands)
Cost of revenue	$55,030	$32,372	22,658	70%
Gross margin	56%	55%

In the six months ended June 30, 2016, cost of revenue increased by $22.7 million, or 70%, compared to the same period last year. The increase in cost of revenue was primarily attributable to a $20.1 million increase in network service providers’ fees, a $1.1 million increase in cloud infrastructure fees to support the growth in usage of our products and a $0.8 million increase in amortization expense for our internal-use software and acquired intangible assets.

In the six months ended June 30, 2016, gross margin improved primarily as a result of cost savings from our continued platform optimization efforts.

Operating Expenses

	Six Months Ended June 30,
	2016	2015	Change
	(Dollars in thousands)
Research and development	$32,233	$17,868	14,365	80%
Sales and marketing	31,578	24,033	7,545	31%
General and administrative	22,228	15,300	6,928	45%
Total operating expenses	$86,039	$57,201	28,838	50%

In the six months ended June 30, 2016, research and development expenses increased by $14.4 million, or 80%, compared to the same period last year. The increase was primarily attributable to a $11.4 million increase in personnel costs, net of a $2.2 million increase in capitalized software development costs, largely as a result of a 73% increase in our research and development headcount as a result of our continued focus on product development and enhancement. The increase was also due in part to a $0.7 million increase in our facilities expenses to accommodate our headcount growth, a $0.5 million increase in amortization expense related to our internal-use software and acquired intangible assets and a $0.5 million increase related to amortization of software licenses.

In the six months ended June 30, 2016, sales and marketing expenses increased by $7.5 million, or 31%, compared to the same period last year. The increase was primarily attributable to a $4.2 million increase in personnel costs, largely as a result of a 33% increase in sales and marketing headcount as we continued to expand our sales efforts in the United States and internationally, a $0.7 million increase in credit card processing fees, a $0.6 million increase related to our SIGNAL developer conference, a $0.5 million increase in professional services expense, a $0.4 million increase in expenses for brand awareness programs and events other than SIGNAL, a $0.3 million increase related to amortization of software licenses and a $0.2 million increase in facilities expenses to accommodate our headcount growth.

In the six months ended June 30, 2016, general and administrative expenses increased by $6.9 million, or 45%, compared to the same period last year. The increase was primarily attributable to a $2.9 million increase in personnel costs, largely as a result of a 50% increase in headcount to support the growth of our business, a $2.5 million increase in sales and other taxes, a $1.2 million increase in professional service fees unrelated to Authy acquisition, a $0.3 million increase in depreciation expense and a $0.2 million increase in facilities expenses.  These increases were partially offset by a $1.2 million decrease in professional service fees related to the acquisition of Authy.

Liquidity and Capital Resources

To date, our principal sources of liquidity have been the net proceeds of $155.7 million, after deducting underwriting discounts and offering expenses paid or payable by us, from our initial public offering in June 2016, the net proceeds we received through private sales of equity securities, as well as payments received from customers using our products. From our inception through March 31, 2016, we had completed several rounds of equity financing through the sales of our convertible preferred stock for total net proceeds of $237.1 million. We believe that our cash and cash equivalents balances, our credit facility and the cash flows generated by our operations will be sufficient to satisfy our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. However, our belief may prove to be incorrect, and we could utilize our available financial resources sooner than we currently expect. Our future capital requirements and the adequacy of available funds will depend on many factors, including those set forth in the section of this Quarterly Report on Form 10-Q titled “Risk Factors.” We cannot assure you that we will be able to raise additional capital on acceptable terms or at all. In addition, if we fail to meet our operating plan during the next 12 months, our liquidity could be adversely affected.

Credit Facility

On March 19, 2015, we entered into a $15.0 million revolving line of credit with SVB. Under this credit facility, outstanding borrowings are based on our prior month’s monthly recurring revenue. Advances on the line of credit bear interest payable monthly at Wall Street Journal prime rate plus 1%. Borrowings are secured by substantially all of our assets, with limited exceptions. In order to be able to borrow against the credit line, we must comply with certain restrictive covenants. We are currently in compliance with these covenants. This credit facility expires in March 2017. As of June 30, 2016, the total amount available to be borrowed by us was $15.0 million and we had no outstanding balance on this credit facility.

Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2016	2015

Cash provided by (used in) operating activities	$5,113	$(12,056)
Cash used in investing activities	(15,084)	(6,335)
Cash provided by financing activities	162,522	107,585
Net increase in cash and cash equivalents	$152,551	$89,194

Cash Flows from Operating Activities

In the six months ended June 30, 2016, cash provided by operating activities consisted primarily of our net loss of $17.5 million adjusted for non-cash items, including $8.0 million of stock-based compensation expense, $3.3 million of depreciation and amortization expense and $10.3 million of cumulative changes in operating assets and liabilities. With respect to changes in operating assets and liabilities, accounts payable and other liabilities increased $13.5 million and deferred revenue increased $2.6 million, primarily due to increases in transaction volumes and additional accruals of sales and other taxes. Other long-term liabilities increased $9.3 million, primarily due to the $8.3 million increase in the deferred rent related to the tenant improvement allowance available to us under our new San Francisco, California office lease.  These increases were partially offset by an increase in accounts receivable and prepaid expenses of $14.9 million, which resulted from the growth of our business, the timing of cash receipts from certain of our larger customers, pre-payments for cloud infrastructure fees and certain operating expenses and an $8.3 million increase related to the tenant improvement allowance discussed above.

In the six months ended June 30, 2015, cash used in operating activities consisted primarily of our net loss of $18.2 million adjusted for non-cash items, including $3.6 million of stock-based compensation expense, $1.6 million of depreciation and amortization expense and $0.6 million of cumulative changes in operating assets and liabilities. With respect to changes in operating assets and liabilities, accounts payable and other liabilities increased $6.6 million and deferred revenue increased $1.0 million, primarily due to increases in transaction volumes and additional accruals of sales and other taxes. This was offset by an increase in accounts receivable and prepaid expenses of $6.8 million, which primarily resulted from the growth of our business and the timing of cash receipts from certain of our larger customers, as well as pre-payments for cloud infrastructure fees and certain operating expenses.

Cash Flows from Investing Activities

In the six months ended June 30, 2016, cash used in investing activities was $15.1 million, primarily consisting of a $7.4 million increase in restricted cash to secure our new San Francisco, California office lease, $5.4 million of payments for capitalized software development as we continued to build new products and enhance our existing products, and a $1.9 million increase in purchases of capital assets primarily related to the leasehold improvements under our new office lease.

In the six months ended June 30, 2015, cash used in investing activities was $6.3 million, primarily consisting of $3.8 million of payments for capitalized software development as we continued to build new products and enhance our existing products, $1.8 million of payments related to the acquisition of Authy, net of $1.2 million of cash acquired, and $0.7 million of payments related to purchases of property and equipment as we continued to expand our offices and grow our headcount to support the growth of our business.

Cash Flows from Financing Activities

In the six months ended June 30, 2016, cash provided by financing activities was $162.5 million, primarily consisting of $160.4 million of proceeds raised in our initial public offering, net of underwriting discounts and $4.3 million of proceeds from stock options exercises by our employees, which was partially offset by $2.1 million of costs paid in connection with our initial public offering.

In the six months ended June 30, 2015, cash provided by financing activities was $107.6 million, primarily consisting of $105.9 million proceeds from our sales of Series E convertible preferred stock, net of issuance expenses, and $1.7 million proceeds from stock option exercises by our employees

Critical Accounting Policies and Estimates

Our condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Our actual results could differ from these estimates.

We believe that the assumptions and estimates associated with revenue recognition, stock-based compensation, the valuation of goodwill and intangible assets, internal-use software development costs, accruals and legal contingencies have the greatest potential impact on our condensed consolidated financial statements. Therefore, we consider these to be our critical accounting policies and estimates.

There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates disclosed in the Prospectus.

Recently Issued Accounting Guidance

See Note 1 of the notes to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for a summary of recently issued and adopted accounting pronouncements

Contractual Obligations and Other Commitments

Our principal commitments consist of obligations under our operating leases for office space and contractual commitments to our cloud infrastructure and network service providers.

See Note 11 of the notes to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for a discussion of our commitments under contractual obligations.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements and do not have any holdings in variable interest entities.

Item 3.         Quantitative and Qualitative Disclosures about Market Risk

Quantitative and Qualitative Disclosures about Market Risk

We are exposed to certain market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities as follows:

Interest Rate Risk

We had cash and cash equivalents of $261.4 million as of June 30, 2016, which consisted of bank deposits and money market funds. The cash and cash equivalents are held for working capital purposes. Such interest-earning instruments carry a degree of interest rate risk. To date, fluctuations in interest income have not been significant. The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. Due to the short-term nature of our investments, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. The interest rate on our outstanding credit facility is fixed. A hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our consolidated financial statements.

Currency Exchange Risks

The functional currency of our foreign subsidiaries is the U.S. dollar. Therefore, we are exposed to foreign exchange rate fluctuations as we convert the financial statements of our foreign subsidiaries into U.S. dollars. The local currencies of our foreign subsidiaries are the British pound, the euro, the Colombian peso, the Singapore dollar and the Hong Kong dollar. Our subsidiaries remeasure monetary assets and liabilities at period-end exchange rates, while non-monetary items are remeasured at historical rates. Revenue and expense accounts are remeasured at the average exchange rate in effect during the year. If there is a change in foreign currency exchange rates, the conversion of our foreign subsidiaries’ financial statements into U.S. dollars would result in a realized gain or loss which is recorded in our consolidated statements of operations. We do not currently engage in any hedging activity to reduce our potential exposure to currency fluctuations, although we may choose to do so in the future. A hypothetical 10% change in foreign exchange rates during any of the periods presented would not have had a material impact on our consolidated financial statements.

Item 4.         Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control

There were no changes in our internal control over financial reporting in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occured during the period covered by this Quarterly Report on Form 10-Q that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

On April 30, 2015, Telesign Corporation, or Telesign, filed a lawsuit against us in the United States District Court, Central District of California (“Telesign I”). Telesign alleges that we are infringing three U.S. patents that it holds: U.S. Patent No. 8,462,920, U.S. Patent No. 8,687,038 and U.S. Patent No. 7,945,034. The patent infringement allegations in the lawsuit relate to our Programmable Authentication products, our two-factor authentication use case and an API tool to find information about a phone number. We have petitioned the U.S. Patent and Trademark Office for inter partes review of the patents at issue. On March 9, 2016, the District Court stayed the court case pending the resolution of those proceedings. On June 28, 2016, the Patent and Trademark Office instituted the inter partes review of the '034 patent.  Subsequently, on July 8, 2016, the Patent and Trademark Office denied our petition for inter partes review of the '920 and '038 patents.  On July 20, 2016, Telesign applied to the court to lift the stay on Telesign I. We opposed the request.

On March 28, 2016, Telesign filed a second lawsuit against us in the United States District Court, Central District of California (“Telesign II”), alleging infringement of U.S. Patent No. 9,300,792 held by Telesign. The ‘792 patent is in the same patent family as the ‘920 and ‘038 patents asserted in Telesign I, and the infringement allegations in Telesign II relate to our Programmable Authentication products and our two-factor authentication use case. On May 23, 2016, we moved to dismiss the complaint in Telesign II.  On August 3, 2016, the United States District Court, Central District of California, issued an order granting Twilio’s motion to dismiss Telesign’s complaint with leave to amend. Telesign may file an amended complaint by September 2, 2016. With respect to each of the patents asserted in Telesign I and Telesign II, the complaints seek, among other things, to enjoin us from allegedly infringing the patents along with damages for lost profits.

On February 18, 2016, a putative class action complaint was filed in the Alameda County Superior Court in California, entitled Angela Flowers v. Twilio Inc. The complaint alleges that our products permit the interception, recording and disclosure of communications at a customer’s request and in violation of the California Invasion of Privacy Act. The complaint seeks injunctive relief as well as monetary damages. On May 27, 2016, we filed a demurrer to the complaint. On August 2, 2016, the court issued an order denying the demurrer.  Following the denial of the demurrer, the plaintiffs must file an amended complaint by August 18, 2016. Discovery has already begun, and will continue until August 2017, when the plaintiff must file their motion for class certification.

We intend to vigorously defend these lawsuits and believe we have meritorious defenses to each. However, litigation is inherently uncertain, and any judgment or injunctive relief entered against us or any adverse settlement could negatively affect our business, results of operations and financial condition.

In addition to the litigations discussed above, from time to time, we may be subject to legal actions and claims in the ordinary course of business. We have received, and may in the future continue to receive, claims from third parties asserting, among other things, infringement of their intellectual property rights. Future litigation may be necessary to defend ourselves, our partners and our customers by determining the scope, enforceability and validity of third-party proprietary rights, or to establish our proprietary rights. The results of any current or future litigation cannot be predicted with certainty, and regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors.

Item 1A. Risk Factors

RISK FACTORS

A description of the risks and uncertainties associated with our business is set forth below. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Quarterly Report on Form 10-Q, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our condensed consolidated financial statements and related notes. The risks and uncertainties described below may not be the only ones we face. If any of the risks actually occur, our business, financial condition, results of operations and prospects could be materially and adversely affected. In that event, the market price of our Class A common stock could decline.

Risks Related to Our Business and Our Industry

The market for our products and platform is new and unproven, may decline or experience limited growth and is dependent in part on developers continuing to adopt our platform and use our products.

We were founded in 2008, and have been developing and providing a cloud-based platform that enables developers and organizations to integrate voice, messaging and video communications capabilities into their software applications. This market is relatively new and unproven and is subject to a number of risks and uncertainties. We believe that our revenue currently constitutes a significant portion of the total revenue in this market, and therefore, we believe that our future success will depend in large part on the growth, if any, of this market. The utilization of APIs by developers and organizations to build communications functionality into their applications is still relatively new, and developers and organizations may not recognize the need for, or benefits of, our products and platform. Moreover, if they do not recognize the need for and benefits of our products and platform, they may decide to adopt alternative products and services to satisfy some portion of their business needs. In order to grow our business and extend our market position, we intend to focus on educating developers and other potential customers about the benefits of our products and platform, expanding the functionality of our products and bringing new technologies to market to increase market acceptance and use of our platform. Our ability to expand the market that our products and platform address depends upon a number of factors, including the cost, performance and perceived value associated with such products and platform. The market for our products and platform could fail to grow significantly or there could be a reduction in demand for our products as a result of a lack of developer acceptance, technological challenges, competing products and services, decreases in spending by current and prospective customers, weakening economic conditions and other causes. If our market does not experience significant growth or demand for our products decreases, then our business, results of operations and financial condition could be adversely affected.

We have a history of losses and we are uncertain about our future profitability.

We have incurred net losses in each year since our inception, including net losses of $26.9 million, $26.8 million, $35.5 million and $17.5 million in 2013, 2014 and 2015 and the six months ended June 30, 2016, respectively. We had an accumulated deficit of $162.9 million as of June 30, 2016. We expect to continue to expend substantial financial and other resources on, among other things:

•                  investments in our engineering team, the development of new products, features and functionality and enhancements to our platform;

•                  sales and marketing, including expanding our direct sales organization and marketing programs, especially for enterprises and for organizations outside of the United States, and expanding our programs directed at increasing our brand awareness among current and new developers;

•                  expansion of our operations and infrastructure, both domestically and internationally; and

•                  general administration, including legal, accounting and other expenses related to being a public company.

These investments may not result in increased revenue or growth of our business. We also expect that our revenue growth rate will decline over time. Accordingly, we may not be able to generate sufficient revenue to offset our expected cost increases and achieve and sustain profitability. If we fail to achieve and sustain profitability, then our business, results of operations and financial condition would be adversely affected.

We have experienced rapid growth and expect our growth to continue, and if we fail to effectively manage our growth, then our business, results of operations and financial condition could be adversely affected.

We have experienced substantial growth in our business since inception. For example, our headcount has grown from 424 employees on June 30, 2015 to 624 employees on June 30, 2016. In addition, we are rapidly expanding our international operations, and we established operations in two new countries between June 30, 2015 and June 30, 2016. We expect to continue to expand our international operations in the future. We have also experienced significant growth in the number of customers, usage and amount of data that our platform and associated infrastructure support. This growth has placed and may continue to place significant demands on our corporate culture, operational infrastructure and management.

We believe that our corporate culture has been a critical component of our success. We have invested substantial time and resources in building our team and nurturing our culture. As we expand our business and mature as a public company, we may find it difficult to maintain our corporate culture while managing this growth. Any failure to manage our anticipated growth and organizational changes in a manner that preserves the key aspects of our culture could hurt our chance for future success, including our ability to recruit and retain personnel, and effectively focus on and pursue our corporate objectives. This, in turn, could adversely affect our business, results of operations and financial condition.

In addition, in order to successfully manage our rapid growth, our organizational structure has become more complex. In order to manage these increasing complexities, we will need to continue to scale and adapt our operational, financial and management controls, as well as our reporting systems and procedures. The expansion of our systems and infrastructure will require us to commit substantial financial, operational and management resources before our revenue increases and without any assurances that our revenue will increase.

Finally, continued growth could strain our ability to maintain reliable service levels for our customers. If we fail to achieve the necessary level of efficiency in our organization as we grow, then our business, results of operations and financial condition could be adversely affected.

Our quarterly results may fluctuate, and if we fail to meet securities analysts’ and investors’ expectations, then the trading price of our Class A common stock could decline substantially.

Our results of operations, including the levels of our revenue, cost of revenue, gross margin and operating expenses, have fluctuated from quarter to quarter in the past and may continue to vary significantly in the future. These fluctuations are a result of a variety of factors, many of which are outside of our control, may be difficult to predict and may or may not fully reflect the underlying performance of our business. If our quarterly results of operations fall below the expectations of investors or securities analysts, then the trading price of our Class A common stock could decline substantially. Some of the important factors that may cause our results of operations to fluctuate from quarter to quarter include:

•                  our ability to retain and increase revenue from existing customers and attract new customers;

•                  fluctuations in the amount of revenue from our Variable Customer Accounts;

•                  our ability to attract enterprises and international organizations as customers;

•                  our ability to introduce new products and enhance existing products;

•                  competition and the actions of our competitors, including pricing changes and the introduction of new products, services and geographies;

•                  the number of new employees;

•                  changes in network service provider fees that we pay in connection with the delivery of communications on our platform;

•                  changes in cloud infrastructure fees that we pay in connection with the operation of our platform;

•                  changes in our pricing as a result of our optimization efforts or otherwise;

•                  reductions in pricing as a result of negotiations with our larger customers;

•                  the rate of expansion and productivity of our sales force, including our enterprise sales force, which has been a focus of our recent expansion efforts;

•                  change in the mix of products that our customers use;

•                  change in the revenue mix of U.S. and international products;

•                  the amount and timing of operating costs and capital expenditures related to the operations and expansion of our business, including investments in our international expansion;

•                  significant security breaches of, technical difficulties with, or interruptions to, the delivery and use of our products on our platform;

•                  the timing of customer payments and any difficulty in collecting accounts receivable from customers;

•                  general economic conditions that may adversely affect a prospective customer’s ability or willingness to adopt our products, delay a prospective customer’s adoption decision, reduce the revenue that we generate from the use of our products or affect customer retention;

•                  changes in foreign currency exchange rates;

•                  extraordinary expenses such as litigation or other dispute-related settlement payments;

•                  sales tax and other tax determinations by authorities in the jurisdictions in which we conduct business;

•                  the impact of new accounting pronouncements;

•                  expenses in connection with mergers, acquisitions or other strategic transactions; and

•                  fluctuations in stock-based compensation expense.

The occurrence of one or more of the foregoing and other factors may cause our results of operations to vary significantly. As such, we believe that quarter-to-quarter comparisons of our results of operations may not be meaningful and should not be relied upon as an indication of future performance. In addition, a significant percentage of our operating expenses is fixed in nature and is based on forecasted revenue trends. Accordingly, in the event of a revenue shortfall, we may not be able to mitigate the negative impact on our income (loss) and margins in the short term. If we fail to meet or exceed the expectations of investors or securities analysts, then the trading price of our Class A common stock could fall substantially, and we could face costly lawsuits, including securities class action suits.

Additionally, certain large scale events, such as major elections and sporting events, can significantly impact usage levels on our platform, which could cause fluctuations in our results of operations. We expect that significantly increased usage of all communications platforms, including ours, during certain seasonal and one-time events could impact delivery and quality of our products during those events. We also experienced increased expenses in the second quarter of 2015 due to our developer conference, SIGNAL, which we again hosted in the second quarter of 2016 and plan to host annually. Such annual and one-time events may cause fluctuations in our results of operations and may impact both our revenue and operating expenses.

If we are not able to maintain and enhance our brand and increase market awareness of our company and products, then our business, results of operations and financial condition may be adversely affected.

We believe that maintaining and enhancing the “Twilio” brand identity and increasing market awareness of our company and products, particularly among developers, is critical to achieving widespread acceptance of our platform, to strengthen our relationships with our existing customers and to our ability to attract new customers. The successful promotion of our brand will depend largely on our continued marketing efforts, our ability to continue to offer high quality products, our ability to be thought leaders in the cloud communications market and our ability to successfully differentiate our products and platform from competing products and services. Our brand promotion and thought leadership activities may not be successful or yield increased revenue. In addition, independent industry analysts often provide reviews of our products and competing products and services, which may significantly influence the perception of our products in the marketplace. If these reviews are negative or not as strong as reviews of our competitors’ products and services, then our brand may be harmed.

From time to time, our customers have complained about our products, such as complaints about our pricing and customer support. If we do not handle customer complaints effectively, then our brand and reputation may suffer, our customers may lose confidence in us and they may reduce or cease their use of our products. In addition, many of our customers post and discuss on social media about Internet-based products and services, including our products and platform. Our success depends, in part, on our ability to generate positive customer feedback and minimize negative feedback on social media channels where existing and potential customers seek and share information. If actions we take or changes we make to our products or platform upset these customers, then their online commentary could negatively affect our brand and reputation. Complaints or negative publicity about us, our products or our platform could materially and adversely impact our ability to attract and retain customers, our business, results of operations and financial condition.

The promotion of our brand also requires us to make substantial expenditures, and we anticipate that these expenditures will increase as our market becomes more competitive and as we expand into new markets. To the extent that these activities increase revenue, this revenue still may not be enough to offset the increased expenses we incur. If we do not successfully maintain and enhance our brand, then our business may not grow, we may see our pricing power reduced relative to competitors and we may lose customers, all of which would adversely affect our business, results of operations and financial condition.

Our business depends on customers increasing their use of our products and any loss of customers or decline in their use of our products could materially and adversely affect our business, results of operations and financial condition.

Our ability to grow and generate incremental revenue depends, in part, on our ability to maintain and grow our relationships with existing customers and to have them increase their usage of our platform. If our customers do not increase their use of our products, then our revenue may decline and our results of operations may be harmed. Customers are charged based on the usage of our products. Most of our customers do not have long-term contractual financial commitments to us and, therefore, most of our customers may reduce or cease their use of our products at any time without penalty or termination charges. We cannot accurately predict customers’ usage levels and the loss of customers or reductions in their usage levels of our products may each have a negative impact on our business, results of operations and financial condition. Reductions in usage from existing customers and the loss of customers could cause our Dollar-Based Net Expansion Rate to decline in the future if customers are not satisfied with our products, the value proposition of our products or our ability to otherwise meet their needs and expectations. If a significant number of customers cease using, or reduce their usage of our products, then we may be required to spend significantly more on sales and marketing than we currently plan to spend in order to maintain or increase revenue from customers. Such additional sales and marketing expenditures could adversely affect our business, results of operations and financial condition.

If we are unable to attract new customers in a cost-effective manner, then our business, results of operations and financial condition would be adversely affected.

In order to grow our business, we must continue to attract new customers in a cost-effective manner. We use a variety of marketing channels to promote our products and platform, such as developer events and evangelism, as well as search engine marketing and optimization. We periodically adjust the mix of our other marketing programs such as regional customer events, email campaigns, billboard advertising and public relations initiatives. If the costs of the marketing channels we use increase dramatically, then we may choose to use alternative and less expensive channels, which may not be as effective as the channels we currently use. As we add to or change the mix of our marketing strategies, we may need to expand into more expensive channels than those we are currently in, which could adversely affect our business, results of operations and financial condition. We will incur marketing expenses before we are able to recognize any revenue that the marketing initiatives may generate, and these expenses may not result in increased revenue or brand awareness. We have made in the past, and may make in the future, significant expenditures and investments in new marketing campaigns, and we cannot assure you that any such investments will lead to the cost-effective acquisition of additional customers. If we are unable to maintain effective marketing programs, then our ability to attract new customers could be materially and adversely affected, our advertising and marketing expenses could increase substantially and our results of operations may suffer.

If we do not develop enhancements to our products and introduce new products that achieve market acceptance, our business, results of operations and financial condition could be adversely affected.

Our ability to attract new customers and increase revenue from existing customers depends in part on our ability to enhance and improve our existing products, increase adoption and usage of our products and introduce new products. The success of any enhancements or new products depends on several factors, including timely completion, adequate quality testing, actual performance quality, market-accepted pricing levels and overall market acceptance. Enhancements and new products that we develop may not be introduced in a timely or cost-effective manner, may contain errors or defects, may have interoperability difficulties with our platform or other products or may not achieve the broad market acceptance necessary to generate significant revenue. Furthermore, our ability to increase the usage of our products depends, in part, on the development of new use cases for our products, which is typically driven by our developer community and may be outside of our control. We also have invested, and may continue to invest, in the acquisition of complementary businesses, technologies, services, products and other assets that expand the products that we can offer our customers. We may make these investments without being certain that they will result in products or enhancements that will be accepted by existing or prospective customers. Our ability to generate usage of additional products by our customers may also require increasingly sophisticated and more costly sales efforts and result in a longer sales cycle. If we are unable to successfully enhance our existing products to meet evolving customer requirements, increase adoption and usage of our products, develop new products, or if our efforts to increase the usage of our products are more expensive than we expect, then our business, results of operations and financial condition would be adversely affected.

If we are unable to increase adoption of our products by enterprises, our business, results of operations and financial condition may be adversely affected.

Historically, we have relied on the adoption of our products by software developers through our self-service model for a significant majority of our revenue, and we currently generate only a small portion of our revenue from enterprise customers. Our ability to increase our customer base, especially among enterprises, and achieve broader market acceptance of our products will depend, in part, on our ability to effectively organize, focus and train our sales and marketing personnel. We have limited experience selling to enterprises and only recently established an enterprise-focused sales force.

Our ability to convince enterprises to adopt our products will depend, in part, on our ability to attract and retain sales personnel with experience selling to enterprises. We believe that there is significant competition for experienced sales professionals with the skills and technical knowledge that we require. Our ability to achieve significant revenue growth in the future will depend, in part, on our ability to recruit, train and retain a sufficient number of experienced sales professionals, particularly those with experience selling to enterprises. In addition, even if we are successful in hiring qualified sales personnel, new hires require significant training and experience before they achieve full productivity, particularly for sales efforts targeted at enterprises and new territories. Our recent hires and planned hires may not become as productive as quickly as we expect and we may be unable to hire or retain sufficient numbers of qualified individuals in the future in the markets where we do business. Because we do not have a long history of targeting our sales efforts at enterprises, we cannot predict whether, or to what extent, our sales will increase as we organize and train our sales force or how long it will take for sales personnel to become productive.

As we seek to increase the adoption of our products by enterprises, we expect to incur higher costs and longer sales cycles. In this market segment, the decision to adopt our products may require the approval of multiple technical and business decision makers, including security, compliance, procurement, operations and IT. In addition, while enterprise customers may quickly deploy our products on a limited basis, before they will commit to deploying our products at scale, they often require extensive education about our products and significant customer support time, engage in protracted pricing negotiations and seek to secure readily available development resources. In addition, sales cycles for enterprises are inherently more complex and less predictable than the sales through our self-service model, and some enterprise customers may not use our products enough to generate revenue that justifies the cost to obtain such customers. In addition, these complex and resource intensive sales efforts could place additional strain on our limited product and engineering resources. Further, enterprises, including some of our customers, may choose to develop their own solutions that do not include our products. They also may demand reductions in pricing as their usage of our products increases, which could have an adverse impact on our gross margin. As a result of our limited experience selling and marketing to enterprises, our efforts to sell to these potential customers may not be successful. If we are unable to increase the revenue that we derive from enterprises, then our business, results of operations and financial condition may be adversely affected.

If we are unable to expand our relationships with existing Solution Partner customers and add new Solution Partner customers, our business, results of operations and financial condition could be adversely affected.

We believe that the continued growth of our business depends in part upon developing and expanding strategic relationships with Solution Partner customers. Solution Partner customers embed our software products in their solutions, such as software applications for contact centers and sales force and marketing automation, and then sell such solutions to other businesses. When potential customers do not have the available developer resources to build their own applications, we refer them to our network of Solution Partner customers.

As part of our growth strategy, we intend to expand our relationships with existing Solution Partner customers and add new Solution Partner customers. If we fail to expand our relationships with existing Solution Partner customers or establish relationships with new Solution Partner customers, in a timely and cost-effective manner, or at all, then our business, results of operations and financial condition could be adversely affected. Additionally, even if we are successful at building these relationships but there are problems or issues with integrating our products into the solutions of these customers, our reputation and ability to grow our business may be harmed.

We rely upon Amazon Web Services to operate our platform and any disruption of or interference with our use of Amazon Web Services would adversely affect our business, results of operations and financial condition.

We outsource substantially all of our cloud infrastructure to Amazon Web Services, or AWS, which hosts our products and platform. Customers of our products need to be able to access our platform at any time, without interruption or degradation of performance. AWS runs its own platform that we access, and we are, therefore, vulnerable to service interruptions at AWS. We have experienced, and expect that in the future we may experience interruptions, delays and outages in service and availability from time to time due to a variety of factors, including infrastructure changes, human or software errors, website hosting disruptions and capacity constraints. Capacity constraints could be due to a number of potential causes including technical failures, natural disasters, fraud or security attacks. For instance, in September 2015, AWS suffered a significant outage that had a widespread impact on the ability of our customers to use several of our products. In addition, if our security, or that of AWS, is compromised, our products or platform are unavailable or our users are unable to use our products within a reasonable amount of time or at all, then our business, results of operations and financial condition could be adversely affected. In some instances, we may not be able to identify the cause or causes of these performance problems within a period of time acceptable to our customers. It may become increasingly difficult to maintain and improve our platform performance, especially during peak usage times, as our products become more complex and the usage of our products increases. To the extent that we do not effectively address capacity constraints, either through AWS or alternative providers of cloud infrastructure, our business, results of operations and financial condition may be adversely affected. In addition, any changes in service levels from AWS may adversely affect our ability to meet our customers’ requirements.

The substantial majority of the services we use from AWS are for cloud-based server capacity and, to a lesser extent, storage and other optimization offerings. AWS enables us to order and reserve server capacity in varying amounts and sizes distributed across multiple regions. We access AWS infrastructure through standard IP connectivity. AWS provides us with computing and storage capacity pursuant to an agreement that continues until terminated by either party. AWS may terminate the agreement by providing 30 days prior written notice, and may in some cases terminate the agreement immediately for cause upon notice. Although we expect that we could receive similar services from other third parties, if any of our arrangements with AWS are terminated, we could experience interruptions on our platform and in our ability to make our products available to customers, as well as delays and additional expenses in arranging alternative cloud infrastructure services.

Any of the above circumstances or events may harm our reputation, cause customers to stop using our products, impair our ability to increase revenue from existing customers, impair our ability to grow our customer base, subject us to financial penalties and liabilities under our service level agreements and otherwise harm our business, results of operations and financial condition.

To deliver our products, we rely on network service providers for our network service.

We currently interconnect with network service providers around the world to enable the use by our customers of our products over their networks. We expect that we will continue to rely heavily on network service providers for these services going forward. Our reliance on network service providers has reduced our operating flexibility, ability to make timely service changes and control quality of service. In addition, the fees that we are charged by network service providers may change daily or weekly, while we do not typically change our customers’ pricing as rapidly. Furthermore, many of these network service providers do not have long-term committed contracts with us and may terminate their agreements with us without notice or restriction. If a significant portion of our network service providers stop providing us with access to their infrastructure, fail to provide these services to us on a cost-effective basis, cease operations, or otherwise terminate these services, the delay caused by qualifying and switching to other network service providers could be time consuming and costly and could adversely affect our business, results of operations and financial condition.

Further, if problems occur with our network service providers, it may cause errors or poor quality communications with our products, and we could encounter difficulty identifying the source of the problem. The occurrence of errors or poor quality communications on our products, whether caused by our platform or a network service provider, may result in the loss of our existing customers or the delay of adoption of our products by potential customers and may adversely affect our business, results of operations and financial condition.

Our future success depends in part on our ability to drive the adoption of our products by international customers.

In 2013, 2014 and 2015 and the six months ended June 30, 2016, we derived 9%, 12%, 14% and 15% of our revenue, respectively, from customer accounts located outside the United States. The future success of our business will depend, in part, on our ability to expand our customer base worldwide. While we have been rapidly expanding our sales efforts internationally, our experience in selling our products outside of the United States is limited. Furthermore, our developer-first business model may not be successful or have the same traction outside the United States. As a result, our investment in marketing our products to these potential customers may not be successful. If we are unable to increase the revenue that we derive from international customers, then our business, results of operations and financial condition may be adversely affected.

We are in the process of expanding our international operations, which exposes us to significant risks.

We are continuing to expand our international operations to increase our revenue from customers outside of the United States as part of our growth strategy. Between June 30, 2015 and June 30, 2016, we opened two offices outside of the United States, all of which are primarily focused on selling efforts. We expect, in the future, to open additional foreign offices and hire employees to work at these offices in order to reach new customers and gain access to additional technical talent. Operating in international markets requires significant resources and management attention and will subject us to regulatory, economic and political risks in addition to those we already face in the United States. Because of our limited experience with international operations as well as developing and managing sales in international markets, our international expansion efforts may not be successful.

In addition, we will face risks in doing business internationally that could adversely affect our business, including:

•                  exposure to political developments in the United Kingdom, including the outcome of the U.K. referendum on membership in the EU, which has created an uncertain political and economic environment, instability for businesses and volatility in global financial markets;

•                  the difficulty of managing and staffing international operations and the increased operations, travel, infrastructure and legal compliance costs associated with numerous international locations;

•                  our ability to effectively price our products in competitive international markets;

•                  new and different sources of competition;

•                  potentially greater difficulty collecting accounts receivable and longer payment cycles;

•                  higher or more variable network service provider fees outside of the United States;

•                  the need to adapt and localize our products for specific countries;

•                  the need to offer customer support in various languages;

•                  difficulties in understanding and complying with local laws, regulations and customs in foreign jurisdictions;

•                  difficulties with differing technical and environmental standards, data privacy and telecommunications regulations and certification requirements outside the United States, which could prevent customers from deploying our products or limit their usage;

•                  export controls and economic sanctions administered by the Department of Commerce Bureau of Industry and Security and the Treasury Department’s Office of Foreign Assets Control;

•                  compliance with various anti-bribery and anti-corruption laws such as the Foreign Corrupt Practices Act and United Kingdom Bribery Act of 2010;

•                  tariffs and other non-tariff barriers, such as quotas and local content rules;

•                  more limited protection for intellectual property rights in some countries;

•                  adverse tax consequences;

•                  fluctuations in currency exchange rates, which could increase the price of our products outside of the United States, increase the expenses of our international operations and expose us to foreign currency exchange rate risk;

•                  currency control regulations, which might restrict or prohibit our conversion of other currencies into U.S. dollars;

•                  restrictions on the transfer of funds;

•                  deterioration of political relations between the United States and other countries; and

•                  political or social unrest or economic instability in a specific country or region in which we operate, which could have an adverse impact on our operations in that location.

Also, due to costs from our international expansion efforts and network service provider fees outside of the United States that are generally higher than domestic rates, our gross margin for international customers is typically lower than our gross margin for domestic customers. As a result, our gross margin may be impacted and fluctuate as we expand our operations and customer base worldwide.

Our failure to manage any of these risks successfully could harm our international operations, and adversely affect our business, results of operations and financial condition.

We currently generate significant revenue from our largest customers, and the loss or decline in revenue from any of these customers could harm our business, results of operations and financial condition.

In 2013, 2014, 2015 and the six months ended June 30, 2016, our 10 largest Active Customer Accounts generated an aggregate of 30%, 28%, 32% and 31% of our revenue, respectively.  In addition, a significant portion of our revenue comes from two customers, one of which is a Variable Customer Account.

In 2013, 2014, 2015 and the six months ended June 30, 2016, WhatsApp, a Variable Customer Account, accounted for 11%, 13%, 17% and 12% of our revenue, respectively.  WhatsApp uses our Programmable Voice products and Programmable Messaging products in its applications to verify new and existing users on its service. Our Variable Customer Accounts, including WhatsApp, do not have long-term contracts with us and may reduce or fully terminate their usage of our products at any time without notice, penalty or termination charges. In addition, the usage of our products by WhatsApp and other Variable Customer Accounts may change significantly between periods.

A second customer accounted for less than 10% of our revenue in each of 2013, 2014 and 2015, and accounted for 12% of our revenue in the six months ended June 30, 2016.  This customer uses our Programmable Messaging products and Programmable Voice products. Although this customer has entered into a minimum commitment contract with us, its usage historically has significantly exceeded the minimum revenue commitment in its contract, and it could significantly reduce its usage of our products without notice or penalty.

In the event that our large customers do not continue to use our products, use fewer of our products, or use our products in a more limited capacity, or not at all, our business, results of operations and financial condition could be adversely affected.

The market in which we participate is intensely competitive, and if we do not compete effectively, our business, results of operations and financial condition could be harmed.

The market for cloud communications is rapidly evolving, significantly fragmented and highly competitive, with relatively low barriers to entry in some segments. The principal competitive factors in our market include completeness of offering, credibility with developers, global reach, ease of integration and programmability, product features, platform scalability, reliability, security and performance, brand awareness and reputation, the strength of sales and marketing efforts, customer support, as well as the cost of deploying and using our products. Our competitors fall into four primary categories:

•                  legacy on-premise vendors, such as Avaya and Cisco;

•                  regional network service providers that offer limited developer functionality on top of their own physical infrastructure;

•                  smaller software companies that compete with portions of our product line; and

•                  SaaS companies that offer prepackaged applications for a narrow set of use cases.

Some of our competitors and potential competitors are larger and have greater name recognition, longer operating histories, more established customer relationships, larger budgets and significantly greater resources than we do. In addition, they have the operating flexibility to bundle competing products and services at little or no perceived incremental cost, including offering them at a lower price as part of a larger sales transaction. As a result, our competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards or customer requirements. In addition, some competitors may offer products or services that address one or a limited number of functions at lower prices, with greater depth than our products or in different geographies. Our current and potential competitors may develop and market new products and services with comparable functionality to our products, and this could lead to us having to decrease prices in order to remain competitive. Customers utilize our products in many ways, and use varying levels of functionality that our products offer or are capable of supporting or enabling within their applications. Customers that use many of the features of our products or use our products to support or enable core functionality for their applications may have difficulty or find it impractical to replace our products with a competitor’s products or services, while customers that use only limited functionality may be able to more easily replace our products with competitive offerings.

With the introduction of new products and services and new market entrants, we expect competition to intensify in the future. In addition, some of our customers may choose to use our products and our competitors’ products at the same time. Further, customers and consumers may choose to adopt other forms of electronic communications or alternative communication platforms. Moreover, as we expand the scope of our products, we may face additional competition. If one or more of our competitors were to merge or partner with another of our competitors, the change in the competitive landscape could also adversely affect our ability to compete effectively. In addition, some of our competitors have lower list prices than us, which may be attractive to certain customers even if those products have different or lesser functionality. If we are unable to maintain our current pricing due to the competitive pressures, our margins will be reduced and our business, results of operations and financial condition would be adversely affected. In addition, pricing pressures and increased competition generally could result in reduced revenue, reduced margins, increased losses or the failure of our products to achieve or maintain widespread market acceptance, any of which could harm our business, results of operations and financial condition.

We have a limited operating history, which makes it difficult to evaluate our current business and future prospects and increases the risk of your investment.

We were founded and launched our first product in 2008. As a result of our limited operating history, our ability to forecast our future results of operations is limited and subject to a number of uncertainties, including our ability to plan for future growth. Our historical revenue growth should not be considered indicative of our future performance. We have encountered and will encounter risks and uncertainties frequently experienced by growing companies in rapidly changing industries, such as:

•                  market acceptance of our products and platform;

•                  adding new customers, particularly enterprises;

•                  retention of customers;

•                  the successful expansion of our business, particularly in markets outside of the United States;

•                  competition;

•                  our ability to control costs, particularly our operating expenses;

•                  network outages or security breaches and any associated expenses;

•                  foreign currency exchange rate fluctuations;

•                  executing acquisitions and integrating the acquired businesses, technologies, services, products and other assets; and

•                  general economic and political conditions.

If we do not address these risks successfully, our business, results of operations and financial condition could be adversely affected.

We have limited experience with respect to determining the optimal prices for our products.

We charge our customers based on their use of our products. We expect that we may need to change our pricing from time to time. In the past we have sometimes reduced our prices either for individual customers in connection with long-term agreements or for a particular product. One of the challenges to our pricing is that the fees that we pay to network service providers over whose networks we transmit communications can vary daily or weekly and are affected by volume and other factors which may be outside of our control and difficult to predict. This can result in our incurring increased costs which we may be unable or unwilling to pass through to our customers, which could adversely impact our business, results of operations and financial condition.

Further, as competitors introduce new products or services that compete with ours or reduce their prices, we may be unable to attract new customers or retain existing customers based on our historical pricing. As we expand internationally, we also must determine the appropriate price to enable us to compete effectively internationally. Moreover, enterprises, which are a primary focus for our direct sales efforts, may demand substantial price concessions. In addition, if the mix of products sold changes, including for a shift to IP-based products, then we may need to, or choose to, revise our pricing. As a result, in the future we may be required or choose to reduce our prices or change our pricing model, which could adversely affect our business, results of operations and financial condition.

We typically provide monthly uptime service level commitments of up to 99.95% under our agreements with customers. If we fail to meet these contractual commitments, then our business, results of operations and financial condition could be adversely affected.

Our agreements with customers typically provide for service level commitments. If we are unable to meet these commitments or if we suffer extended periods of downtime for our products or platform, then we are contractually obligated to provide a service credit, which is typically 10% of the customer’s amounts due for the month in question. In addition, the performance and availability of AWS, which provides our cloud infrastructure is outside our control and, therefore, we are not in full control of whether we meet the service level commitments. As a result, our business, results of operations and financial condition could be adversely affected if we suffer unscheduled downtime that exceeds the service level commitments we have made to our customers. Any extended service outages could adversely affect our business and reputation.

Breaches of our networks or systems, or those of AWS or our network service providers, could degrade our ability to conduct our business, compromise the integrity of our products and platform, result in significant data losses and the theft of our intellectual property, damage our reputation, expose us to liability to third parties and require us to incur significant additional costs to maintain the security of our networks and data.

We depend upon our IT systems to conduct virtually all of our business operations, ranging from our internal operations and research and development activities to our marketing and sales efforts and communications with our customers and business partners. Individuals or entities may attempt to penetrate our network security, or that of our platform, and to cause harm to our business operations, including by misappropriating our proprietary information or that of our customers, employees and business partners or to cause interruptions of our products and platform. Because the techniques used by such individuals or entities to access, disrupt or sabotage devices, systems and networks change frequently and may not be recognized until launched against a target, we may be unable to anticipate these techniques, and we may not become aware in a timely manner of such a security breach which could exacerbate any damage we experience. Additionally, we depend upon our employees and contractors to appropriately handle confidential and sensitive data, including customer data, and to deploy our IT resources in safe and secure manner that does not expose our network systems to security breaches or the loss of data. Any data security incidents, including internal malfeasance by our employees, unauthorized access or usage, virus or similar breach or disruption of us or our services providers, such as AWS or network service providers, could result in loss of confidential information, damage to our reputation, loss of customers, litigation, regulatory investigations, fines, penalties and other liabilities. Accordingly, if our cybersecurity measures and those of AWS and our network service providers, fail to protect against unauthorized access, attacks (which may include sophisticated cyberattacks) and the mishandling of data by our employees and contractors, then our reputation, business, results of operations and financial condition could be adversely affected.

Defects or errors in our products could diminish demand for our products, harm our business and results of operations and subject us to liability.

Our customers use our products for important aspects of their businesses, and any errors, defects or disruptions to our products and any other performance problems with our products could damage our customers’ businesses and, in turn, hurt our brand and reputation. We provide regular updates to our products, which have in the past contained, and may in the future contain, undetected errors, failures, vulnerabilities and bugs when first introduced or released. Real or perceived errors, failures or bugs in our products could result in negative publicity, loss of or delay in market acceptance of our platform, loss of competitive position, lower customer retention or claims by customers for losses sustained by them. In such an event, we may be required, or may choose, for customer relations or other reasons, to expend additional resources in order to help correct the problem. In addition, we may not carry insurance sufficient to compensate us for any losses that may result from claims arising from defects or disruptions in our products. As a result, our reputation and our brand could be harmed, and our business, results of operations and financial condition may be adversely affected.

If we fail to adapt and respond effectively to rapidly changing technology, evolving industry standards, changing regulations, and changing customer needs, requirements or preferences, our products may become less competitive.

The market for communications in general, and cloud communications in particular, is subject to rapid technological change, evolving industry standards, changing regulations, as well as changing customer needs, requirements and preferences. The success of our business will depend, in part, on our ability to adapt and respond effectively to these changes on a timely basis. If we are unable to develop new products that satisfy our customers and provide enhancements and new features for our existing products that keep pace with rapid technological and industry change, our business, results of operations and financial condition could be adversely affected. If new technologies emerge that are able to deliver competitive products and services at lower prices, more efficiently, more conveniently or more securely, such technologies could adversely impact our ability to compete effectively.

Our platform must also integrate with a variety of network, hardware, mobile and software platforms and technologies, and we need to continuously modify and enhance our products and platform to adapt to changes and innovation in these technologies. If customers adopt new software platforms or infrastructure, we may be required to develop new versions of our products to work with those new platforms or infrastructure. This development effort may require significant resources, which would adversely affect our business, results of operations and financial condition. Any failure of our products and platform to operate effectively with evolving or new platforms and technologies could reduce the demand for our products. If we are unable to respond to these changes in a cost-effective manner, our products may become less marketable and less competitive or obsolete, and our business, results of operations and financial condition could be adversely affected.

Our reliance on SaaS technologies from third parties may adversely affect our business, results of operations and financial condition.

We rely heavily on hosted SaaS technologies from third parties in order to operate critical internal functions of our business, including enterprise resource planning, customer support and customer relations management services. If these services become unavailable due to extended outages or interruptions, or because they are no longer available on commercially reasonable terms or prices, our expenses could increase. As a result, our ability to manage our operations could be interrupted and our processes for managing our sales process and supporting our customers could be impaired until equivalent services, if available, are identified, obtained and implemented, all of which could adversely affect our business, results of operations and financial condition.

If we are unable to develop and maintain successful relationships with independent software vendors and system integrators, our business, results of operations and financial condition could be adversely affected.

We believe that continued growth of our business depends in part upon identifying, developing and maintaining strategic relationships with independent software vendor (“ISV”) development platforms and system integrators. As part of our growth strategy, we plan to further develop product partnerships with ISV development platforms to embed our products as additional distribution channels and also intend to further develop partnerships and specific solution areas with systems integrators. If we fail to establish these relationships, in a timely and cost-effective manner, or at all, then our business, results of operations and financial condition could be adversely affected. Additionally, even if we are successful at developing these relationships but there are problems or issues with the integrations or enterprises are not willing to purchase through ISV development platforms, our reputation and ability to grow our business may also be adversely affected.

Any failure to offer high-quality customer support may adversely affect our relationships with our customers and prospective customers, and adversely affect our business, results of operations and financial condition.

Many of our customers depend on our customer support team to assist them in deploying our products effectively to help them to resolve post-deployment issues quickly and to provide ongoing support. If we do not devote sufficient resources or are otherwise unsuccessful in assisting our customers effectively, it could adversely affect our ability to retain existing customers and could prevent prospective customers from adopting our products. We may be unable to respond quickly enough to accommodate short-term increases in demand for customer support. We also may be unable to modify the nature, scope and delivery of our customer support to compete with changes in the support services provided by our competitors. Increased demand for customer support, without corresponding revenue, could increase costs and adversely affect our business, results of operations and financial condition. Our sales are highly dependent on our business reputation and on positive recommendations from developers. Any failure to maintain high-quality customer support, or a market perception that we do not maintain high-quality customer support, could adversely affect our reputation, business, results of operations and financial condition.

We have been sued, and may, in the future, be sued by third parties for alleged infringement of their proprietary rights, which could adversely affect our business, results of operations and financial condition.

There is considerable patent and other intellectual property development activity in our industry. Our future success depends, in part, on not infringing the intellectual property rights of others. Our competitors or other third parties have claimed and may, in the future, claim that we are infringing upon their intellectual property rights, and we may be found to be infringing upon such rights. For example, on April 30, 2015, Telesign Corporation, or Telesign, filed a lawsuit against us in the United States District Court, Central District of California (“Telesign I”). Telesign alleges that we are infringing three U.S. patents that it holds: U.S. Patent No. 8,462,920, U.S. Patent No. 8,687,038 and U.S. Patent No. 7,945,034. The patent infringement allegations in the lawsuit relate to our Programmable Authentication products, our two-factor authentication use case and an API tool to find information about a phone number. Subsequently, on March 28, 2016, Telesign filed a second lawsuit against us in the United States District Court, Central District of California (“Telesign II”), alleging infringement of U.S. Patent No. 9,300,792 held by Telesign. The ‘792 patent is in the same patent family as the ‘920 and ‘038 patents asserted in Telesign I, and the infringement allegations in Telesign II relate to our Programmable Authentication products and our two-factor authentication use case. With respect to each of the patents asserted in Telesign I and Telesign II, the complaints seek, among other things, to enjoin us from allegedly infringing these patents along with damages for lost profits. We intend to vigorously defend these lawsuits and believe we have meritorious defenses to each. However, litigation is inherently uncertain, and any judgment or injunctive relief entered against us or any adverse settlement could negatively affect our business, results of operations and financial condition. In addition, litigation can involve significant management time and attention and be expensive, regardless of outcome. During the course of these lawsuits, there may be announcements of the results of hearings and motions and other interim developments related to the litigation. If securities analysts or investors regard these announcements as negative, the trading price of our Class A common stock may decline.

In the future, we may receive claims from third parties, including our competitors, that our products or platform and underlying technology infringe or violate a third party’s intellectual property rights, and we may be found to be infringing upon such rights. We may be unaware of the intellectual property rights of others that may cover some or all of our technology. Any claims or litigation could cause us to incur significant expenses and, if successfully asserted against us, could require that we pay substantial damages or ongoing royalty payments, prevent us from offering our products, or require that we comply with other unfavorable terms. We may also be obligated to indemnify our customers or business partners in connection with any such litigation and to obtain licenses or modify our products or platform, which could further exhaust our resources. Even if we were to prevail in the event of claims or litigation against us, any claim or litigation regarding intellectual property could be costly and time-consuming and divert the attention of our management and other employees from our business. Patent infringement, trademark infringement, trade secret misappropriation and other intellectual property claims and proceedings brought against us, whether successful or not, could harm to our brand, business, results of operations and financial condition.

Indemnity provisions in various agreements potentially expose us to substantial liability for intellectual property infringement and other losses.

Our agreements with customers and other third parties typically include indemnification or other provisions under which we agree to indemnify or otherwise be liable to them for losses suffered or incurred as a result of claims of intellectual property infringement, damages caused by us to property or persons or other liabilities relating to or arising from our products or platform or other acts or omissions. The term of these contractual provisions often survives termination or expiration of the applicable agreement. Large indemnity payments or damage claims from contractual breach could harm our business, results of operations and financial condition. Although we normally contractually limit our liability with respect to such obligations, we may still incur substantial liability related to them. Any dispute with a customer with respect to such obligations could have adverse effects on our relationship with that customer and other current and prospective customers, reduce demand for our products and adversely affect our business, results of operations and financial condition.

We could incur substantial costs in protecting or defending our intellectual property rights, and any failure to protect our intellectual property could adversely affect our business, results of operations and financial condition.

Our success depends, in part, on our ability to protect our brand and the proprietary methods and technologies that we develop under patent and other intellectual property laws of the United States and foreign jurisdictions so that we can prevent others from using our inventions and proprietary information. As of June 30, 2016, we had two registered trademarks in the United States. In addition, as of June 30, 2016, in the United States, we had been issued 47 patents, which expire between 2029 and 2035, and had 45 patent applications pending for examination and 10 pending provisional applications. As of such date, we also had 5 issued patents and 9 patent applications pending for examination in foreign jurisdictions, all of which are related to U.S. patents and patent applications. There can be no assurance that additional patents will be issued or that any patents that have been issued or that may be issued in the future will provide significant protection for our intellectual property. If we fail to protect our intellectual property rights adequately, our competitors might gain access to our technology and our business, results of operations and financial condition may be adversely affected.

There can be no assurance that the particular forms of intellectual property protection that we seek, including business decisions about when to file trademark applications and patent applications, will be adequate to protect our business. We could be required to spend significant resources to monitor and protect our intellectual property rights. Litigation may be necessary in the future to enforce our intellectual property rights, determine the validity and scope of our proprietary rights or those of others, or defend against claims of infringement or invalidity. Such litigation could be costly, time-consuming and distracting to management, result in a diversion of significant resources, the narrowing or invalidation of portions of our intellectual property and have an adverse effect on our business, results of operations and financial condition. Our efforts to enforce our intellectual property rights may be met with defenses, counterclaims and countersuits attacking the validity and enforceability of our intellectual property rights or alleging that we infringe the counterclaimant’s own intellectual property. Any of our patents, copyrights, trademarks or other intellectual property rights could be challenged by others or invalidated through administrative process or litigation.

We also rely, in part, on confidentiality agreements with our business partners, employees, consultants, advisors, customers and others in our efforts to protect our proprietary technology, processes and methods. These agreements may not effectively prevent disclosure of our confidential information, and it may be possible for unauthorized parties to copy our software or other proprietary technology or information, or to develop similar software independently without our having an adequate remedy for unauthorized use or disclosure of our confidential information. In addition, others may independently discover our trade secrets and proprietary information, and in these cases we would not be able to assert any trade secret rights against those parties. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights, and failure to obtain or maintain trade secret protection could adversely affect our competitive business position.

In addition, the laws of some countries do not protect intellectual property and other proprietary rights to the same extent as the laws of the United States. To the extent we expand our international activities, our exposure to unauthorized copying, transfer and use of our proprietary technology or information may increase.

We cannot be certain that our means of protecting our intellectual property and proprietary rights will be adequate or that our competitors will not independently develop similar technology. If we fail to meaningfully protect our intellectual property and proprietary rights, our business, results of operations and financial condition could be adversely affected.

Our use of open source software could negatively affect our ability to sell our products and subject us to possible litigation.

Our products and platform incorporate open source software, and we expect to continue to incorporate open source software in our products and platform in the future. Few of the licenses applicable to open source software have been interpreted by courts, and there is a risk that these licenses could be construed in a manner that could impose unanticipated conditions or restrictions on our ability to commercialize our products and platform. Moreover, although we have implemented policies to regulate the use and incorporation of open source software into our products and platform, we cannot be certain that we have not incorporated open source software in our products or platform in a manner that is inconsistent with such policies. If we fail to comply with open source licenses, we may be subject to certain requirements, including requirements that we offer our products that incorporate the open source software for no cost, that we make available source code for modifications or derivative works we create based upon, incorporating or using the open source software and that we license such modifications or derivative works under the terms of applicable open source licenses. If an author or other third party that distributes such open source software were to allege that we had not complied with the conditions of one or more of these licenses, we could be required to incur significant legal expenses defending against such allegations and could be subject to significant damages, enjoined from generating revenue from customers using products that contained the open source software and required to comply with onerous conditions or restrictions on these products. In any of these events, we and our customers could be required to seek licenses from third parties in order to continue offering our products and platform and to re-engineer our products or platform or discontinue offering our products to customers in the event re-engineering cannot be accomplished on a timely basis. Any of the foregoing could require us to devote additional research and development resources to re-engineer our products or platform, could result in customer dissatisfaction and may adversely affect our business, results of operations and financial condition.

We may acquire or invest in companies, which may divert our management’s attention and result in debt or dilution to our stockholders. We may be unable to integrate acquired businesses and technologies successfully or achieve the expected benefits of such acquisitions.

We may evaluate and consider potential strategic transactions, including acquisitions of, or investments in, businesses, technologies, services, products and other assets in the future. We also may enter into relationships with other businesses to expand our products and platform, which could involve preferred or exclusive licenses, additional channels of distribution, discount pricing or investments in other companies.

Any acquisition, including our recent acquisition of Authy, investment or business relationship may result in unforeseen operating difficulties and expenditures. In particular, we may encounter difficulties assimilating or integrating the businesses, technologies, products, personnel or operations of the acquired companies, particularly if the key personnel of the acquired company choose not to work for us, their products or services are not easily adapted to work with our platform, or we have difficulty retaining the customers of any acquired business due to changes in ownership, management or otherwise. Acquisitions may also disrupt our business, divert our resources and require significant management attention that would otherwise be available for development of our existing business. Moreover, the anticipated benefits of any acquisition, investment or business relationship may not be realized or we may be exposed to unknown risks or liabilities.

Negotiating these transactions can be time-consuming, difficult and expensive, and our ability to complete these transactions may often be subject to approvals that are beyond our control. Consequently, these transactions, even if announced, may not be completed. For one or more of those transactions, we may:

•                  issue additional equity securities that would dilute our existing stockholders;

•                  use cash that we may need in the future to operate our business;

•                  incur large charges or substantial liabilities;

•                  incur debt on terms unfavorable to us or that we are unable to repay;

•                  encounter difficulties retaining key employees of the acquired company or integrating diverse software codes or business cultures; and

•                  become subject to adverse tax consequences, substantial depreciation, or deferred compensation charges.

The occurrence of any of these foregoing could adversely affect our business, results of operations and financial condition.

We depend largely on the continued services of our senior management and other key employees, the loss of any of whom could adversely affect our business, results of operations and financial condition.

Our future performance depends on the continued services and contributions of our senior management and other key employees to execute on our business plan, to develop our products and platform, to deliver our products to customers, to attract and retain customers and to identify and pursue opportunities. The loss of services of senior management or other key employees could significantly delay or prevent the achievement of our development and strategic objectives. In particular, we depend to a considerable degree on the vision, skills, experience and effort of our co-founder and Chief Executive Officer, Jeff Lawson. None of our executive officers or other senior management personnel is bound by a written employment agreement and any of them may terminate employment with us at any time with no advance notice. The replacement of any of our senior management personnel would likely involve significant time and costs, and such loss could significantly delay or prevent the achievement of our business objectives. The loss of the services of our senior management or other key employees for any reason could adversely affect our business, results of operations and financial condition.

Our management team has limited experience managing a public company.

Most members of our management team have limited experience managing a publicly-traded company, interacting with public company investors and complying with the increasingly complex laws pertaining to public companies. Our management team may not successfully or efficiently manage us as a public company subject to significant regulatory oversight and reporting obligations under the federal securities laws and the continuous scrutiny of securities analysts and investors. These new obligations and constituents require significant attention from our senior management and could divert their attention away from the day-to-day management of our business, which could adversely affect our business, results of operations and financial condition.

If we are unable to hire, retain and motivate qualified personnel, our business will suffer.

Our future success depends, in part, on our ability to continue to attract and retain highly skilled personnel. We believe that there is, and will continue to be, intense competition for highly skilled management, technical, sales and other personnel with experience in our industry in the San Francisco Bay Area, where our headquarters are located, and in other locations where we maintain offices. We must provide competitive compensation packages and a high-quality work environment to hire, retain and motivate employees. If we are unable to retain and motivate our existing employees and attract qualified personnel to fill key positions, we may be unable to manage our business effectively, including the development, marketing and sale of our products, which could adversely affect our business, results of operations and financial condition. To the extent we hire personnel from competitors, we also may be subject to allegations that they have been improperly solicited or divulged proprietary or other confidential information.

Volatility in, or lack of performance of, our stock price may also affect our ability to attract and retain key personnel. Many of our key personnel are, or will soon be, vested in a substantial amount of shares of Class A common stock or stock options. Employees may be more likely to terminate their employment with us if the shares they own or the shares underlying their vested options have significantly appreciated in value relative to the original purchase prices of the shares or the exercise prices of the options, or, conversely, if the exercise prices of the options that they hold are significantly above the trading price of our Class A common stock. If we are unable to retain our employees, our business, results of operations and financial condition could be adversely affected.

Our products and platform and our business are subject to a variety of U.S. and international laws and regulations, including those regarding privacy, data protection and information security, and our customers may be subject to regulations related to the handling and transfer of certain types of sensitive and confidential information. Any failure of our products or products to comply with or enable our customers and channel partners to comply with applicable laws and regulations would harm our business, results of operations and financial condition.

We and our customers that use our products may be subject to privacy- and data protection-related laws and regulations that impose obligations in connection with the collection, processing and use of personal data, financial data, health data or other similar data. Existing U.S. federal and various state and foreign privacy- and data protection-related laws and regulations are evolving and subject to potentially differing interpretations, and various legislative and regulatory bodies may expand current or enact new laws and regulations regarding privacy- and data protection-related matters. New laws, amendments to or re-interpretations of existing laws and regulations, rules of self-regulatory bodies, industry standards and contractual obligations may impact our business and practices, and we may be required to expend significant resources to adapt to these changes, or stop offering our products in certain countries. These developments could adversely affect our business, results of operations and financial condition.

The U.S. federal and various state and foreign governments have adopted or proposed limitations on, or requirements regarding, the collection, distribution, use, security and storage of personally identifiable information of individuals. The U.S. Federal Trade Commission and numerous state attorneys general are applying federal and state consumer protection laws to impose standards on the online collection, use and dissemination of data, and to the security measures applied to such data. Similarly, many foreign countries and governmental bodies, including the EU member states, have laws and regulations concerning the collection and use of personally identifiable information obtained from their residents or by businesses operating within their jurisdiction, which are often more restrictive than those in the United States. Laws and regulations in these jurisdictions apply broadly to the collection, use, storage, disclosure and security of personally identifiable information that identifies or may be used to identify an individual, such as names, email addresses and, in some jurisdictions, IP addresses. Although we endeavor to have our products and platform comply with applicable laws and regulations, these and other obligations may be modified, they may be interpreted and applied in an inconsistent manner from one jurisdiction to another, and they may conflict with one another, other regulatory requirements, contractual commitments or our internal practices. In addition, we may find it necessary or desirable to join industry or other self-regulatory bodies or other privacy- or data protection-related organizations that require compliance with their rules pertaining to privacy and data protection. We also may be bound by contractual obligations relating to our collection, use and disclosure of personal, financial and other data.

We have in the past relied on adherence to the U.S. Department of Commerce’s Safe Harbor Privacy Principles and compliance with the U.S.—EU and U.S.—Swiss Safe Harbor Frameworks as agreed to and set forth by the U.S. Department of Commerce, and the European Union and Switzerland. As a result of the October 6, 2015 European Union Court of Justice, or ECJ, opinion in Case C-362/14 (Schrems v. Data Protection Commissioner) regarding the adequacy of the U.S.—EU Safe Harbor Framework, the U.S.-EU Safe Harbor Framework is no longer deemed to be a valid method of compliance with restrictions set forth in the Data Protection Directive (and member states’ implementations thereof) regarding the transfer of data outside of the European Economic Area. In light of the ECJ opinion, we anticipate engaging in efforts to legitimize data transfers from the European Economic Area. We may be unsuccessful in establishing legitimate means of transferring data from the European Economic Area, we may experience hesitancy, reluctance, or refusal by European or multinational customers to continue to use our services due to the potential risk exposure to such customers as a result of the ECJ ruling, and we and our customers are at risk of enforcement actions taken by an EU data protection authority until such point in time that we ensure that all data transfers to us from the European Economic Area are legitimized. In addition, as the United Kingdom transitions out of the EU, we may encounter additional complexity with respect to data privacy.

With respect to all of the foregoing, any failure or perceived failure by us, our products or our platform to comply with U.S., EU or other foreign privacy or data security laws, policies, industry standards or legal obligations, or any security incident that results in the unauthorized access to, or acquisition, release or transfer of, personally identifiable information or other customer data may result in governmental investigations, inquiries, enforcement actions and prosecutions, private litigation, fines and penalties or adverse publicity. For example, on February 18, 2016, a putative class action complaint was filed in the Alameda County Superior Court in California. The complaint alleges that our products permit the interception, recording and disclosure of communications at a customer’s request and in violation of the California Invasion of Privacy Act. The complaint seeks injunctive relief as well as monetary damages. We intend to vigorously defend this lawsuit and believe we have meritorious defenses; however, this litigation, any other such actions in the future and related penalties could divert management’s attention and resources, adversely affect our brand, business, results of operations and financial condition.

We expect that there will continue to be new proposed laws, regulations and industry standards concerning privacy, data protection and information security in the United States, the European Union and other jurisdictions, and we cannot yet determine the impact such future laws, regulations and standards may have on our business. Because global laws, regulations and industry standards concerning privacy and data security have continued to develop and evolve rapidly, it is possible that we or our products or platform may not be, or may not have been, compliant with each such applicable law, regulation and industry standard.

Any such new laws, regulations, other legal obligations or industry standards, or any changed interpretation of existing laws, regulations or other standards may require us to incur additional costs and restrict our business operations. If our privacy or data security measures fail to comply with current or future laws, regulations, policies, legal obligations or industry standards, we may be subject to litigation, regulatory investigations, fines or other liabilities, as well as negative publicity and a potential loss of business.

Changes in laws and regulations related to the Internet or changes in the Internet infrastructure itself may diminish the demand for our products, and could adversely affect our business, results of operations and financial condition.

The future success of our business depends upon the continued use of the Internet as a primary medium for commerce, communications and business applications. Federal, state or foreign government bodies or agencies have in the past adopted, and may in the future adopt, laws or regulations affecting the use of the Internet as a commercial medium. Changes in these laws or regulations could require us to modify our products and platform in order to comply with these changes. In addition, government agencies or private organizations have imposed and may impose additional taxes, fees or other charges for accessing the Internet or commerce conducted via the Internet. These laws or charges could limit the growth of Internet-related commerce or communications generally, or result in reductions in the demand for Internet-based products and services such as our products and platform. In addition, the use of the Internet as a business tool could be adversely affected due to delays in the development or adoption of new standards and protocols to handle increased demands of Internet activity, security, reliability, cost, ease-of-use, accessibility and quality of service. The performance of the Internet and its acceptance as a business tool has been adversely affected by “viruses”, “worms”, and similar malicious programs. If the use of the Internet is reduced as a result of these or other issues, then demand for our products could decline, which could adversely affect our business, results of operations and financial condition.

Certain of our products are subject to telecommunications-related regulations, and future legislative or regulatory actions could adversely affect our business, results of operations and financial condition.

As a provider of communications products, we are subject to existing or potential FCC regulations relating to privacy, Telecommunications Relay Service Fund contributions and other requirements. FCC classification of our Internet voice communications products as telecommunications services could result in additional federal and state regulatory obligations. If we do not comply with FCC rules and regulations, we could be subject to FCC enforcement actions, fines, loss of licenses and possibly restrictions on our ability to operate or offer certain of our products. Any enforcement action by the FCC, which may be a public process, would hurt our reputation in the industry, possibly impair our ability to sell our products to customers and could adversely affect our business, results of operations and financial condition.

Our products are subject to a number of FCC regulations and laws that are administered by the FCC. Among others, we must comply (in whole or in part) with:

•                  the Communications Act of 1934, as amended, which regulates communications services and the provision of such services;

•                  the Telephone Consumer Protection Act, or TCPA, which limits the use of automatic dialing systems, artificial or prerecorded voice messages, SMS text messages and fax machines;

•                  the Communications Assistance for Law Enforcement Act, or CALEA, which requires covered entities to assist law enforcement in undertaking electronic surveillance;

•                  requirements to safeguard the privacy of certain customer information;

•                  payment of annual FCC regulatory fees based on our interstate and international revenues;

•                  rules pertaining to access to our services by people with disabilities and contributions to the Telecommunications Relay Services fund; and

•                  FCC rules regarding the use of customer proprietary network information.

If we do not comply with any current or future rules or regulations that apply to our business, we could be subject to substantial fines and penalties, and we may have to restructure our offerings, exit certain markets or raise the price of our products. In addition, any uncertainty regarding whether particular regulations apply to our business, and how they apply, could increase our costs or limit our ability to grow. Any of the foregoing could adversely affect our business, results of operations and financial condition.

As we continue to expand internationally, we have become subject to telecommunications laws and regulations in the foreign countries where we offer our products. Internationally, we currently offer our products in over 180 countries.

Our international operations are subject to country-specific governmental regulation and related actions that have increased and may continue to increase our costs or impact our products and platform or prevent us from offering or providing our products in certain countries. Certain of our products may be used by customers located in countries where voice and other forms of IP communications may be illegal or require special licensing or in countries on a U.S. embargo list. Even where our products are reportedly illegal or become illegal or where users are located in an embargoed country, users in those countries may be able to continue to use our products in those countries notwithstanding the illegality or embargo. We may be subject to penalties or governmental action if consumers continue to use our products in countries where it is illegal to do so, and any such penalties or governmental action may be costly and may harm our business and damage our brand and reputation. We may be required to incur additional expenses to meet applicable international regulatory requirements or be required to discontinue those services if required by law or if we cannot or will not meet those requirements.

If we are unable to effectively process local number and toll-free number portability provisioning in a timely manner or to obtain or retain direct inward dialing numbers and local or toll-free numbers, our business and results of operations may be adversely affected.

We support local number and toll-free number portability, which allows our customers to transfer their existing phone numbers to us and thereby retain their existing phone numbers when subscribing to our voice products. Transferring existing numbers is a manual process that can take up to 15 business days or longer to complete. A new customer of our voice products must maintain both our voice product and the customer’s existing phone service during the number transferring process. Any delay that we experience in transferring these numbers typically results from the fact that we depend on network service providers to transfer these numbers, a process that we do not control, and these network service provider may refuse or substantially delay the transfer of these numbers to us. Local number portability is considered an important feature by many potential customers, and if we fail to reduce any related delays, then we may experience increased difficulty in acquiring new customers.

In addition, our future success depends in part on our ability to procure large quantities of local and toll-free direct inward dialing numbers, or DIDs, in the United States and foreign countries at a reasonable cost and without restrictions. Our ability to procure, distribute and retain DIDs depends on factors outside of our control, such as applicable regulations, the practices of network service providers that provide DIDs, such as offering DIDs with conditional minimum volume call level requirements, the cost of these DIDs and the level of overall competitive demand for new DIDs. Due to their limited availability, there are certain popular area code prefixes that we generally cannot obtain. Our inability to acquire or retain DIDs for our operations would make our voice and messaging products less attractive to potential customers in the affected local geographic areas. In addition, future growth in our customer base, together with growth in the customer bases of other providers of cloud communications, has increased, which increases our dependence on needing sufficiently large quantities of DIDs. It may become increasingly difficult to source larger quantities of DIDs as we scale and we may need to pay higher costs for DIDs, and DIDs may become subject to more stringent usage conditions. Any of the foregoing could adversely affect our business, results of operations and financial condition.

We face a risk of litigation resulting from customer misuse of our software to send unauthorized text messages in violation of the Telephone Consumer Protection Act.

Text messages may subject us to potential risks, including liabilities or claims relating to consumer protection laws. For example, the Telephone Consumer Protection Act of 1991 restricts telemarketing and the use of automatic SMS text messages without proper consent. This has resulted in civil claims against the Company and requests for information through third-party subpoenas. The scope and interpretation of the laws that are or may be applicable to the delivery of text messages are continuously evolving and developing. If we do not comply with these laws or regulations or if we become liable under these laws or regulations due to the failure of our customers to comply with these laws by obtaining proper consent, we could face direct liability.

We may be subject to governmental export controls and economic sanctions regulations that could impair our ability to compete in international markets due to licensing requirements and subject us to liability if we are not in compliance with applicable laws.

Various of our products and services may be subject to export control and economic sanctions regulations, including the U.S. Export Administration Regulations, U.S. Customs regulations and various economic and trade sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Controls. Exports of our products and the provision of our services must be made in compliance with these laws and regulations. Although we take precautions to prevent our products from being provided in violation of such laws, we are aware of previous exports of certain of our products to a small number of persons and organizations that are the subject of U.S. sanctions or located in countries or regions subject to U.S. sanctions. If we fail to comply with these laws and regulations, we and certain of our employees could be subject to substantial civil or criminal penalties, including: the possible loss of export privileges; fines, which may be imposed on us and responsible employees or managers; and, in extreme cases, the incarceration of responsible employees or managers. Obtaining the necessary authorizations, including any required license, for a particular deployment may be time-consuming, is not guaranteed and may result in the delay or loss of sales opportunities. In addition, changes in our products or services, or changes in applicable export or economic sanctions regulations may create delays in the introduction and deployment of our products and services in international markets, or, in some cases, prevent the export of our products or provision of our services to certain countries or end users. Any change in export or economic sanctions regulations, shift in the enforcement or scope of existing regulations, or change in the countries, governments, persons or technologies targeted by such regulations, could also result in decreased use of our products and services, or in our decreased ability to export our products or provide our services to existing or prospective customers with international operations. Any decreased use of our products and services or limitation on our ability to export our products and provide our services could adversely affect our business, results of operations and financial condition.

Further, we incorporate encryption technology into certain of our products. Various countries regulate the import of certain encryption technology, including through import permitting and licensing requirements, and have enacted laws that could limit our customers’ ability to import our products into those countries. Encryption products and the underlying technology may also be subject to export control restrictions. Governmental regulation of encryption technology and regulation of exports of encryption products, or our failure to obtain required approval for our products, when applicable, could harm our international sales and adversely affect our revenue. Compliance with applicable regulatory requirements regarding the export of our products and provision of our services, including with respect to new releases of our products and services, may create delays in the introduction of our products and services in international markets, prevent our customers with international operations from deploying our products and using our services throughout their globally-distributed systems or, in some cases, prevent the export of our products or provision of our services to some countries altogether.

We may have additional tax liabilities, which could harm our business, results of operations and financial condition.

Significant judgments and estimates are required in determining our provision for income taxes and other tax liabilities. Our tax expense may be impacted, for example, if tax laws change or are clarified to our detriment or if tax authorities successfully challenge the tax positions that we take, such as, for example, positions relating to the arms-length pricing standards for our intercompany transactions and our state sales and use tax positions. In determining the adequacy of income taxes, we assess the likelihood of adverse outcomes that could result if our tax positions were challenged by the Internal Revenue Service, or IRS, and other tax authorities. Should the IRS or other tax authorities assess additional taxes as a result of examinations, we may be required to record charges to operations that could adversely affect our results of operations and financial condition.

We could be subject to liability for historic and future sales, use and similar taxes, which could adversely affect our results of operations.

We conduct operations in many tax jurisdictions throughout the United States. In many of these jurisdictions, non-income-based taxes, such as sales and use and telecommunications taxes, are assessed on our operations. We are subject to indirect taxes, and may be subject to certain other taxes, in some of these jurisdictions. Historically, we have not billed or collected these taxes and, in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”), we have recorded a provision for our tax exposure in these jurisdictions when it is both probable that a liability has been incurred and the amount of the exposure can be reasonably estimated. These estimates include several key assumptions including, but not limited to, the taxability of our products, the jurisdictions in which we believe we have nexus, and the sourcing of revenues to those jurisdictions. In the event these jurisdictions challenge our assumptions and analysis, our actual exposure could differ materially from our current estimates.

We are undergoing audits in one jurisdiction and may be subject to additional scrutiny from state tax authorities in these or other jurisdictions and may have additional exposure related to our historic operations. Furthermore, certain jurisdictions in which we do not collect such taxes may assert that such taxes are applicable, which could result in tax assessments, penalties and interest, and we may be required to collect such taxes in the future. Such tax assessments, penalties and interest or future requirements may adversely affect our business, results of operations and financial condition.

Currently, we do not collect telecommunications-based taxes from our customers. We are developing the operational capability to collect these taxes from customers. When we begin to collect such taxes from customers, we may have some customers that question the incremental tax charges and some may seek to negotiate lower pricing from us, which could adversely affect our business, results of operations and financial condition.

Our global operations and structure subject us to potentially adverse tax consequences.

We generally conduct our global operations through subsidiaries and report our taxable income in various jurisdictions worldwide based upon our business operations in those jurisdictions. In particular, our intercompany relationships are subject to complex transfer pricing regulations administered by taxing authorities in various jurisdictions. Also, our tax expense could be impacted depending on the applicability of withholding and other taxes (including withholding and indirect taxes on software licenses and related intercompany transactions) under the tax laws of certain jurisdictions in which we have business operations. The relevant revenue and taxing authorities may disagree with positions we have taken generally, or our determinations as to the value of assets sold or acquired or income and expenses attributable to specific jurisdictions. If such a disagreement were to occur, and our position were not sustained, we could be required to pay additional taxes, interest and penalties, which could result in one-time tax charges, higher effective tax rates, reduced cash flows and lower overall profitability of our operations.

Certain government agencies in jurisdictions where we and our affiliates do business have had an extended focus on issues related to the taxation of multinational companies. In addition, the Organization for Economic Co-operation and Development is conducting a project focused on base erosion and profit shifting in international structures, which seeks to establish certain international standards for taxing the worldwide income of multinational companies. As a result of these developments, the tax laws of certain countries in which we and our affiliates do business could change on a prospective or retroactive basis, and any such changes could increase our liabilities for taxes, interest and penalties, and therefore could harm our business, cash flows, results of operations and financial position.

Changes in the U.S. taxation of international business activities or the adoption of other tax reform policies could materially impact our business, results of operations and financial condition.

Changes to U.S. tax laws that may be enacted in the future could impact the tax treatment of our foreign earnings. Due to the expansion of our international business activities, any changes in the U.S. taxation of such activities may increase our worldwide effective tax rate and adversely affect our business, results of operations and financial condition.

If we experience excessive credit card or fraudulent activity, we could incur substantial costs.

Most of our customers authorize us to bill their credit card accounts directly for service fees that we charge. If people pay for our subscriptions with stolen credit cards, we could incur substantial third-party vendor costs for which we may not be reimbursed. Further, our customers provide us with credit card billing information online, and we do not review the physical credit cards used in these transactions, which increases our risk of exposure to fraudulent activity. We also incur charges, which we refer to as chargebacks, from the credit card companies from claims that the customer did not authorize the credit card transaction to purchase our subscription. If the number of unauthorized credit card transactions becomes excessive, we could be assessed substantial fines for excess chargebacks and we could lose the right to accept credit cards for payment.

Our products may also be subject to fraudulent usage, including but not limited to revenue share fraud, domestic traffic pumping, subscription fraud, premium text message scams and other fraudulent schemes. Although our customers are required to set passwords or personal identification numbers to protect their accounts, third parties have in the past been, and may in the future be, able to access and use their accounts through fraudulent means. Furthermore, spammers attempt to use our products to send targeted and untargeted spam messages. We cannot be certain that our efforts to defeat spamming attacks will be able to eliminate all spam messages from being sent using our platform. In addition, a cybersecurity breach of our customers’ systems could result in exposure of their authentication credentials, unauthorized access to their accounts or fraudulent calls on their accounts, any of which could adversely affect our business, results of operations and financial condition.

Unfavorable conditions in our industry or the global economy or reductions in spending on information technology and communications could adversely affect our business, results of operations and financial condition.

Our results of operations may vary based on the impact of changes in our industry or the global economy on our customers. Our results of operations depend in part on demand for information technology and cloud communications. In addition, our revenue is dependent on the usage of our products, which in turn is influenced by the scale of business that our customers are conducting. To the extent that weak economic conditions result in a reduced volume of business for, and communications by, our customers and prospective customers, demand for, and use of, our products may decline.

Furthermore, weak economic conditions may make it more difficult to collect on outstanding accounts receivable. Additionally, historically, we have generated the substantial majority of our revenue from small and medium-sized businesses, and we expect this to continue for the foreseeable future. Small and medium-sized business may be affected by economic downturns to a greater extent than enterprises, and typically have more limited financial resources, including capital-borrowing capacity, than enterprises. If our customers reduce their use of our products, or prospective customers delay adoption or elect not to adopt our products, as a result of a weak economy, this could adversely affect our business, results of operations and financial condition.

We may require additional capital to support our business, and this capital might not be available on acceptable terms, if at all.

We intend to continue to make investments to support our business and may require additional funds. In particular, we may seek additional funds to develop new products and enhance our platform and existing products, expand our operations, including our sales and marketing organizations and our presence outside of the United States, improve our infrastructure or acquire complementary businesses, technologies, services, products and other assets. In addition, we may use a portion of our cash to satisfy tax withholding and remittance obligations related to outstanding restricted stock units. Accordingly, we may need to engage in equity or debt financings to secure additional funds. If we raise additional funds through future issuances of equity or convertible debt securities, our stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our Class A and Class B common stock. Any debt financing that we may secure in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities. We may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth, scale our infrastructure, develop product enhancements and to respond to business challenges could be significantly impaired, and our business, results of operations and financial condition may be adversely affected.

Our credit facility contains restrictive and financial covenants that may limit our operating flexibility.

Our credit facility contains certain restrictive covenants that either limit our ability to, or require a mandatory prepayment in the event we, incur additional indebtedness and liens, merge with other companies or consummate certain changes of control, acquire other companies, engage in new lines of business, change business locations, make certain investments, pay dividends, make any payments on any subordinated debt, transfer or dispose of assets, amend certain material agreements, and enter into various specified transactions. We, therefore, may not be able to engage in any of the foregoing transactions unless we obtain the consent of our lender or prepay the outstanding amount under the credit facility. The credit facility also contains certain financial covenants and financial reporting requirements. Our obligations under the credit facility are secured by all of our property, with certain exceptions. We may not be able to generate sufficient cash flow or sales to meet the financial covenants or pay the principal and interest under the credit facility. Furthermore, our future working capital, borrowings, or equity financing could be unavailable to repay or refinance the amounts outstanding under the credit facility. In the event of a liquidation, our lender would be repaid all outstanding principal and interest prior to distribution of assets to unsecured creditors, and the holders of our Class A and Class B common stock would receive a portion of any liquidation proceeds only if all of our creditors, including our lender, were first repaid in full.

We face exposure to foreign currency exchange rate fluctuations, and such fluctuations could adversely affect our business, results of operations and financial condition.

As our international operations expand, our exposure to the effects of fluctuations in currency exchange rates grows. While we have primarily transacted with customers and business partners in U.S. dollars, we have transacted with customers in Japan in Japanese Yen, and expect to significantly expand the number of transactions with customers that are denominated in foreign currencies in the future as we expand our business internationally. We incur expenses for some of our network service provider costs outside of the United States in local currencies and for employee compensation and other operating expenses at our non-U.S. locations in the local currency for such locations. Fluctuations in the exchange rates between the U.S. dollar and other currencies could result in an increase to the U.S. dollar equivalent of such expenses.

In addition, our international subsidiaries maintain net assets that are denominated in currencies other than the functional operating currencies of these entities. As we continue to expand our international operations, we become more exposed to the effects of fluctuations in currency exchange rates. Accordingly, changes in the value of foreign currencies relative to the U.S. dollar can affect our results of operations due to transactional and translational remeasurements. As a result of such foreign currency exchange rate fluctuations, it could be more difficult to detect underlying trends in our business and results of operations. In addition, to the extent that fluctuations in currency exchange rates cause our results of operations to differ from our expectations or the expectations of our investors and securities analysts who follow our stock, the trading price of our Class A common stock could be adversely affected.

We do not currently maintain a program to hedge transactional exposures in foreign currencies. However, in the future, we may use derivative instruments, such as foreign currency forward and option contracts, to hedge certain exposures to fluctuations in foreign currency exchange rates. The use of such hedging activities may not offset any or more than a portion of the adverse financial effects of unfavorable movements in foreign exchange rates over the limited time the hedges are in place. Moreover, the use of hedging instruments may introduce additional risks if we are unable to structure effective hedges with such instruments.

Our ability to use our net operating losses to offset future taxable income may be subject to certain limitations.

As of December 31, 2015, we had federal and state net operating loss carryforwards, or NOLs, of $80.1 million and $35.6 million, respectively, due to prior period losses. In general, under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change” (generally defined as a greater than 50-percentage-point cumulative change (by value) in the equity ownership of certain stockholders over a rolling three-year period) is subject to limitations on its ability to utilize its pre-change NOLs to offset post-change taxable income. Our existing NOLs may be subject to limitations arising from previous ownership changes. Future changes in our stock ownership, some of which may be outside of our control, could result in an ownership change under Section 382 of the Code. There is also a risk that due to regulatory changes, such as suspensions on the use of NOLs, or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to offset future income tax liabilities. For these reasons, we may not be able to realize a tax benefit from the use of our NOLs, even if we attain profitability.

If our estimates or judgments relating to our critical accounting policies prove to be incorrect, our results of operations could be adversely affected.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities and equity, and the amount of revenue and expenses that are not readily apparent from other sources. Significant assumptions and estimates used in preparing our consolidated financial statements include those related to revenue recognition, capitalized internal-use software costs, other non-income taxes, business combination and valuation of goodwill and purchased intangible assets and share-based compensation. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of securities analysts and investors, resulting in a decline in the trading price of our Class A common stock.

Changes in financial accounting standards or practices may cause adverse, unexpected financial reporting fluctuations and affect our results of operations.

A change in accounting standards or practices may have a significant effect on our results of operations and may even affect our reporting of transactions completed before the change is effective. New accounting pronouncements and varying interpretations of accounting pronouncements have occurred and may occur in the future. Changes to existing rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business.

If we fail to maintain an effective system of disclosure controls and internal control over financial reporting, our ability to produce timely and accurate financial statements or comply with applicable regulations could be impaired.

As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, and the rules and regulations of the applicable listing standards of the New York Stock Exchange. We expect that the requirements of these rules and regulations will continue to increase our legal, accounting, and financial compliance costs, make some activities more difficult, time-consuming and costly and place significant strain on our personnel, systems and resources.

The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. Our disclosure controls and other procedures are designed to ensure that information required to be disclosed by us in the reports that we file with the SEC is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that information required to be disclosed in reports under the Exchange Act is accumulated and communicated to our principal executive and financial officers, and we routinely evaluate how to improve these controls. We are also continuing to improve our internal control over financial reporting. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, we have expended, and anticipate that we will continue to expend, significant resources, including accounting-related costs and significant management oversight.

Our current controls and any new controls that we develop may become inadequate because of changes in conditions in our business. Further, weaknesses in our disclosure controls and internal control over financial reporting may be discovered in the future. Any failure to develop or maintain effective controls or any difficulties encountered in their implementation or improvement could harm our results of operations or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods. Any failure to implement and maintain effective internal control over financial reporting also could adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we will eventually be required to include in our periodic reports that will be filed with the SEC. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the trading price of our Class A common stock. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on the New York Stock Exchange. We are not currently required to comply with the SEC rules that implement Section 404 of the Sarbanes-Oxley Act and are therefore not required to make a formal assessment of the effectiveness of our internal control over financial reporting for that purpose. As a public company, we are required to provide an annual management report on the effectiveness of our internal control over financial reporting commencing with our second annual report on Form 10-K.

Our independent registered public accounting firm is not required to formally attest to the effectiveness of our internal control over financial reporting until after we are no longer an “emerging growth company” as defined in the JOBS Act. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our internal control over financial reporting is documented, designed or operating. Any failure to maintain effective disclosure controls and internal control over financial reporting could have a material and adverse effect on our business, results of operations and financial condition and could cause a decline in the trading price of our Class A common stock.

If our goodwill or intangible assets become impaired, we may be required to record a significant charge to earnings.

We review our intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. As of June 30, 2016, we carried a net $4.2 million of goodwill and intangible assets related to our acquisition of Authy. An adverse change in market conditions, particularly if such change has the effect of changing one of our critical assumptions or estimates, could result in a change to the estimation of fair value that could result in an impairment charge to our goodwill or intangible assets. Any such charges may adversely affect our results of operations.

We are an “emerging growth company” and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our Class A common stock less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act, and we take advantage, or intend to take advantage, of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We may take advantage of these exemptions for so long as we are an “emerging growth company.”  We cannot predict if investors will find our Class A common stock less attractive because we will rely on these exemptions. If some investors find our Class A common stock less attractive as a result, there may be a less active trading market for our Class A common stock and the trading price of our Class A common stock may be more volatile.

Our business is subject to the risks of earthquakes, fire, floods and other natural catastrophic events, and to interruption by man-made problems such as power disruptions, computer viruses, data security breaches or terrorism.

Our corporate headquarters are located in the San Francisco Bay Area, a region known for seismic activity. A significant natural disaster, such as an earthquake, fire or a flood, occurring at our headquarters, at one of our other facilities or where a business partner is located could adversely affect our business, results of operations and financial condition. Further, if a natural disaster or man-made problem were to affect our network service providers or Internet service providers, this could adversely affect the ability of our customers to use our products and platform. In addition, natural disasters and acts of terrorism could cause disruptions in our or our customers’ businesses, national economies or the world economy as a whole. We also rely on our network and third-party infrastructure and enterprise applications and internal technology systems for our engineering, sales and marketing and operations activities. Although we maintain incident management and disaster response plans, in the event of a major disruption caused by a natural disaster or man-made problem, we may be unable to continue our operations and may endure system interruptions, reputational harm, delays in our development activities, lengthy interruptions in service, breaches of data security and loss of critical data, any of which could adversely affect our business, results of operations and financial condition.

In addition, computer malware, viruses and computer hacking, fraudulent use attempts and phishing attacks have become more prevalent in our industry, have occurred on our platform in the past and may occur on our platform in the future. Though it is difficult to determine what, if any, harm may directly result from any specific interruption or attack, any failure to maintain performance, reliability, security and availability of our products and technical infrastructure to the satisfaction of our users may harm our reputation and our ability to retain existing users and attract new users.

Risks Related to Ownership of Our Class A Common Stock

The trading price of our Class A common stock has been volatile, and you could lose all or part of your investment.

Prior to our initial public offering, there was no public market for shares of our Class A common stock. From June 23, 2016, the date that our Class A common stock started trading on the New York Stock Exchange, through August 3, 2016, the trading price of our Class A common stock has ranged from $15.00 per share to $44.80 per share. Factors that could cause fluctuations in the trading price of our Class A common stock include the following:

•                  price and volume fluctuations in the overall stock market from time to time;

•                  volatility in the trading prices and trading volumes of technology stocks;

•                  changes in operating performance and stock market valuations of other technology companies generally, or those in our industry in particular;

•                  sales of shares of our Class A common stock by us or our stockholders;

•                  failure of securities analysts to maintain coverage of us, changes in financial estimates by securities analysts who follow our company, or our failure to meet these estimates or the expectations of investors;

•                  the financial projections we may provide to the public, any changes in those projections or our failure to meet those projections;

•                  announcements by us or our competitors of new products or services;

•                  the public’s reaction to our press releases, other public announcements and filings with the SEC;

•                  rumors and market speculation involving us or other companies in our industry;

•                  actual or anticipated changes in our results of operations or fluctuations in our results of operations;

•                  actual or anticipated developments in our business, our competitors’ businesses or the competitive landscape generally;

•                  litigation involving us, our industry or both, or investigations by regulators into our operations or those of our competitors;

•                  developments or disputes concerning our intellectual property or other proprietary rights;

•                  announced or completed acquisitions of businesses, products, services or technologies us or our competitors;

•                  new laws or regulations or new interpretations of existing laws or regulations applicable to our business;

•                  changes in accounting standards, policies, guidelines, interpretations or principles;

•                  any significant change in our management; and

•                  general economic conditions and slow or negative growth of our markets.

In addition, in the past, following periods of volatility in the overall market and the market price of a particular company’s securities, securities class action litigation has often been instituted against these companies. This litigation, if instituted against us, could result in substantial costs and a diversion of our management’s attention and resources.

A substantial portion of the outstanding shares of our Class A and Class B common stock are restricted from immediate resale, but may be sold in the near future. The large number of shares eligible for public sale or subject to rights requiring us to register them for public sale could depress the market price of our Class A common stock.

The market price of our Class A common stock could decline as a result of sales of a large number of shares of our Class A common stock in the market, and the perception that these sales could occur may also depress the market price of our Class A common stock. We have a total of 84,526,093 share of our Class A and Class B common stock outstanding as of June 30, 2016. Of these shares, the Class A common stock sold in our initial public offering is freely tradable in the United States, except for any shares purchased by our “affiliates” as defined in Rule 144 under the Securities Act of 1933. Our executive officers, directors and the holders of substantially all of our capital stock have entered into market standoff agreements with us and have entered into lock-up agreements with the underwriters of our initial public offering under which they have agreed, subject to specific exceptions, not to sell any of our stock for 180 days following the date of the final prospectus used in connection with our initial public offering. After the expiration of the 180-day lock up period, these shares may be sold in the public market in the United States, subject to prior registration in the United States, if required, or reliance upon an exemption from United States registration, including, in the case of shares held by affiliates or control persons, compliance with the volume restrictions of Rule 144.

In addition, as of June 30, 2016, stockholders owning an aggregate of up to 67,661,065 shares will be entitled, under contracts providing for registration rights, to require us to register shares owned by them for public sale in the United States.

Sales of our shares as restrictions end or pursuant to registration rights may make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. These sales also could cause the trading price of our Class A common stock to fall and make it more difficult for you to sell shares of our Class A common stock.

In addition, we have filed a registration statement to register shares reserved for future issuance under our equity compensation plans. Subject to the satisfaction of applicable exercise periods and expiration of the market standoff agreements and lock-up agreements referred to above, the shares issued upon exercise of outstanding stock options or settlement of outstanding restricted stock units will be available for immediate resale in the United States in the open market.

The dual class structure of our common stock has the effect of concentrating voting control with those stockholders who held our capital stock prior to the completion of our initial public offering, including our directors and executive officers who hold in the aggregate 57% of the voting power of our capital stock as of June 30, 2016. This limits or precludes your ability to influence corporate matters, including the election of directors, amendments of our organizational documents and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval.

Our Class B common stock has 10 votes per share, and our Class A common stock has one vote per share. As of June 30, 2016, our directors and executive officers and their respective affiliates, hold in the aggregate 57% of the voting power of our capital stock. Because of the 10-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively will continue to control a majority of the combined voting power of our common stock and therefore be able to control all matters submitted to our stockholders for approval until the earlier of (i) the date that is seven years from June 22, 2016, the date of our final prospectus filed pursuant to Rule 424(b) in our initial public offering, or (ii) the date the holders of two-thirds of our Class B common stock elect to convert the Class B common stock to Class A common stock. This concentrated control limits or preclude your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders.

Future transfers by holders of Class B common stock will generally result in those shares converting to Class A common stock, subject to limited exceptions, such as certain transfers effected for estate planning purposes. The conversion of Class B common stock to Class A common stock will have the effect, over time, of increasing the relative voting power of those holders of Class B common stock who retain their shares in the long term.

If securities or industry analysts do not publish or cease publishing research or reports about us, our business or our market, or if they change their recommendations regarding our Class A common stock adversely, the trading price of our Class A common stock and trading volume could decline.

The trading market for our Class A common stock is influenced by the research and reports that securities or industry analysts may publish about us, our business, our market or our competitors. If any of the analysts who may cover us change their recommendation regarding our Class A common stock adversely, or provide more favorable relative recommendations about our competitors, the trading price of our Class A common stock would likely decline. If any analyst who may cover us were to cease coverage of our company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause the trading price of our Class A common stock or trading volume to decline.

Anti-takeover provisions contained in our amended and restated certificate of incorporation and amended and restated bylaws, as well as provisions of Delaware law, could impair a takeover attempt.

Our amended and restated certificate of incorporation, amended and restated bylaws and Delaware law contain provisions which could have the effect of rendering more difficult, delaying, or preventing an acquisition deemed undesirable by our board of directors. Among other things, our amended and restated certificate of incorporation and amended and restated bylaws include provisions:

•                  authorizing “blank check” preferred stock, which could be issued by our board of directors without stockholder approval and may contain voting, liquidation, dividend and other rights superior to our Class A and  Class B common stock;

•                  limiting the liability of, and providing indemnification to, our directors and officers;

•                  limiting the ability of our stockholders to call and bring business before special meetings;

•                  providing for a dual class common stock structure in which holders of our Class B common stock have the ability to control the outcome of matters requiring stockholder approval, even if they own significantly less than a majority of the outstanding shares of our Class A and Class B common stock, including the election of directors and significant corporate transactions, such as a merger or other sale of our company or its assets;

•                  providing that our board of directors is classified into three classes of directors with staggered three-year terms;

•                  prohibit stockholder action by written consent, which requires all stockholder actions to be taken at a meeting of our stockholders;

•                  requiring advance notice of stockholder proposals for business to be conducted at meetings of our stockholders and for nominations of candidates for election to our board of directors; and

•                  controlling the procedures for the conduct and scheduling of board of directors and stockholder meetings.

These provisions, alone or together, could delay or prevent hostile takeovers and changes in control or changes in our management.

As a Delaware corporation, we are also subject to provisions of Delaware law, including Section 203 of the Delaware General Corporation law, which prevents certain stockholders holding more than 15% of our outstanding common stock from engaging in certain business combinations without approval of the holders of at least two-thirds of our outstanding common stock not held by such 15% or greater stockholder.

Any provision of our amended and restated certificate of incorporation, amended and restated bylaws or Delaware law that has the effect of delaying, preventing or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our common stock and could also affect the price that some investors are willing to pay for our Class A common stock.

We do not expect to declare any dividends in the foreseeable future.

We do not anticipate declaring any cash dividends to holders of our common stock in the foreseeable future. Consequently, investors may need to rely on sales of their Class A common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investment. Investors seeking cash dividends should not purchase our Class A common stock. In addition, our credit facility contains restrictions on our ability to pay dividends.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

From March 31, 2016 through June 30, 2016, we issued and sold to our employees, consultants and other service providers an aggregate of unregistered 723,756 shares of common stock upon the exercise of options under our 2008 Plan at exercise prices ranging from $1.25 to $11.50 per share, for an aggregate exercise price of $3.1 million.

Use of Proceeds from Public Offering of Class A Common Stock

In June 2016, we closed our initial public offering, in which we sold 11,500,000 shares of Class A common stock at a price to the public of $15.00 per share, including shares sold in connection with the exercise of the underwriters’ option to purchase additional shares. The offer and sale of all of the shares in the IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-211634), which was declared effective by the SEC on June 22, 2016. We raised $155.7 million in net proceeds after deducting underwriting discounts and commissions of $12.1 million and offering expenses of $4.7 million. No payments were made by us to directors, officers or persons owning 10 percent or more of our capital stock or to their associates, or to our affiliates, other than payments in the ordinary course of business to officers for salaries. There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus filed with the SEC on June 23, 2016 pursuant to Rule 424(b). We invested the funds received in accordance with our board approved investment policy, which provides for investments in obligations of the U.S. government, money market instruments, registered money market funds and corporate bonds. The managing underwriters of our IPO were Goldman, Sachs & Co. and J.P. Morgan Securities LLC.

Item 6. Exhibits

The documents listed in the Exhibit Index of this Quarterly Report on Form 10-Q are incorporated by reference or are filed with this Quarterly Report on Form 10-Q, in each case as indicated therein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Twilio Inc.

Date: August 9, 2016	/s/ JEFFREY LAWSON
Jeffrey Lawson
Chief Executive Officer
(Principal Executive Officer)

Date: August 9, 2016	/s/ LEE KIRKPATRICK
Lee Kirkpatrick
Chief Financial Officer
(Principal Accounting and Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit	Incorporated by Reference from Form	Incorporated by Reference from Exhibit Number	Date Filed
3.1	Amended and Restated Certificate of Incorporation	S-1/A	3.1	June 13, 2016
3.2	Amended and Restated Bylaws	S-1/A	3.3	June 13, 2016
4.1	Form of Class A Common Stock Certificate of the registrant	S-1	4.1	May 25, 2016
31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

* The certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.