Form 10-Q
period 2016-09-30
TWILIO INC
filed 2016-11-07
CIK 1447669

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934

For the quarterly period ended September 30, 2016

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

As of October 31, 2016, 34,410,267 shares of the registrant’s Class A common stock and 52,718,865 shares of registrant’s Class B common stock were outstanding, respectively.

TWILIO INC.

Quarterly Report on Form 10-Q

For the Three Months Ended September 30, 2016

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

•                  our future financial performance, including our revenue, cost of revenue, gross margin and operating expenses, ability to generate positive cash flow and ability to achieve and sustain profitability;

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

•                  our ability to attract and retain enterprises and international organizations as customers for our products;

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

•                  the increased expenses associated with being a public company.

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

TWILIO INC.

Condensed Consolidated Balance Sheets

(In thousands)

(Unaudited)

	As of September 30, 2016	As of December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$252,225	$108,835
Accounts receivable, net	29,352	19,094
Prepaid expenses and other current assets	18,266	8,546
Total current assets	299,843	136,475
Restricted cash	8,613	1,170
Property and equipment, net	25,975	14,058
Intangible assets, net	2,560	2,292
Goodwill	3,165	3,165
Other long-term assets	410	356
Total assets	$340,566	$157,516
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,217	$2,299
Accrued expenses and other current liabilities	50,541	31,998
Deferred revenue	9,492	6,146
Total current liabilities	66,250	40,443
Other long-term liabilities	10,042	448
Total liabilities	76,292	40,891
Commitments and contingencies (Note 11)
Stockholders’ equity:
Convertible preferred stock	—	239,911
Class A and Class B common stock	85	17
Additional paid-in capital	438,311	22,103
Accumulated deficit	(174,122)	(145,406)
Total stockholders’ equity	264,274	116,625
Total liabilities and stockholders’ equity	$340,566	$157,516

See accompanying notes to condensed consolidated financial statements.

TWILIO INC.

Condensed Consolidated Statements of Operations

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue	$71,533	$44,262	$195,383	$115,581
Cost of revenue	31,285	19,602	86,315	51,974
Gross profit	40,248	24,660	109,068	63,607
Operating expenses:
Research and development	21,106	11,602	53,339	29,470
Sales and marketing	15,873	12,067	47,451	36,100
General and administrative	14,545	9,935	36,773	25,235
Total operating expenses	51,524	33,604	137,563	90,805
Loss from operations	(11,276)	(8,944)	(28,495)	(27,198)
Other income (expenses), net	138	(28)	92	(58)
Loss before (provision) benefit for income taxes	(11,138)	(8,972)	(28,403)	(27,256)
(Provision) benefit for income taxes	(116)	(36)	(313)	12
Net loss	(11,254)	(9,008)	(28,716)	(27,244)
Deemed dividend to investors in relation to tender offer	—	(3,392)	—	(3,392)
Net loss attributable to common stockholders	$(11,254)	$(12,400)	$(28,716))	$(30,636)
Net loss per share attributable to common stockholders, basic and diluted	$(0.13)	$(0.70)	$(0.68)	$(1.70)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	83,887,901	17,805,486	42,030,989	17,981,477

See accompanying notes to condensed consolidated financial statements.

TWILIO INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(28,716)	$(27,244)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	5,292	2,816
Stock-based compensation	15,649	5,808
Provision for doubtful accounts	1,017	322
Tax benefit related to acquisition	—	(108)
Write-off of internally developed software	188	87
Changes in operating assets and liabilities:
Accounts receivable	(11,275)	(8,321)
Prepaid expenses and other current assets	(11,561)	424
Other long-term assets	(59)	(81)
Accounts payable	2,317	1,104
Accrued expenses and other current liabilities	18,625	9,628
Deferred revenue	3,346	1,362
Other long-term liabilities	9,596	(157)
Net cash provided by (used in) operating activities	4,419	(14,360)
CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in restricted cash	(7,439)	—
Capitalized software development costs	(8,447)	(6,080)
Purchases of property and equipment	(5,282)	(1,243)
Purchases of intangible assets	(646)	(353)
Acquisition, net of cash acquired	—	(1,761)
Net cash used in investing activities	(21,814)	(9,437)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from initial public offering, net of underwriting discounts	160,426	—
Payments of costs related to initial public offering	(3,936)	—
Net proceeds from issuance of convertible preferred stock	—	125,863
Proceeds from exercises of stock options	4,753	2,102
Value of equity awards withheld for tax liabilities	(518)	—
Tax benefit related to stock-based compensation	62	—
Repurchases of stock	(2)	(20,801)
Net cash provided by financing activities	160,785	107,164
NET INCREASE IN CASH AND CASH EQUIVALENTS	143,390	83,367
CASH AND CASH EQUIVALENTS—Beginning of period	108,835	32,627
CASH AND CASH EQUIVALENTS—End of period	$252,225	$115,994
Cash paid for income taxes	$153	$15
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Purchases of property, equipment and intangible assets, accrued but not paid	$2,373	$72
Stock-based compensation capitalized in software development costs	$1,068	$627
Vesting of early exercised options	$512	$163
Series E convertible preferred stock issuance costs, accrued but not paid	$—	$400
Series T convertible preferred stock issued as part of purchase price in the Authy acquisition	$—	$3,087
Costs related to the public offerings, accrued but not paid	$368	$284

See accompanying notes to condensed consolidated financial statements.

TWILIO INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Organization and Description of Business

Twilio Inc. (the “Company”) was incorporated in the state of Delaware on March 13, 2008. The Company provides a Cloud Communications Platform that enables developers to build, scale and operate communications within software applications through the cloud primarily as a pay-as-you-go service. The Company’s product offerings fit three basic categories: Programmable Voice, Programmable Messaging and Programmable Video. The Company also provides use case products, such as a two-factor authentication solution.

The Company’s headquarters are located in San Francisco, California and the Company has subsidiaries in the United Kingdom, Estonia, Ireland, Colombia, Germany, Hong Kong, Singapore and Bermuda.

Initial Public Offering

In June 2016, the Company completed an initial public offering (“IPO”) in which the Company sold 11,500,000 shares of its newly authorized Class A common stock, which included 1,500,000 shares sold pursuant to the exercise by the underwriters of an option to purchase additional shares, at the public offering price of $15.00 per share. The Company received net proceeds of $155.5 million, after deducting underwriting discounts and commissions and offering expenses paid and payable by the Company, from sales of its shares in the IPO.  Immediately prior to the completion of the IPO, all shares of common stock then outstanding were reclassified as Class B common stock and all shares of convertible preferred stock then outstanding were converted into 54,508,441 shares of common stock on a one-to-one basis, and then reclassified as shares of Class B common stock. See Note 12 for further discussion of Class A and B common stock.

As of September 30, 2016, 15,591,449 shares of the Company’s Class A common stock and 68,926,649 shares of the Company’s Class B common stock were outstanding.

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

The Company sells its services to a wide variety of customers. If the financial condition or results of operations of any one of the large customers deteriorate substantially, operating results could be adversely affected. To reduce credit risk, management performs ongoing credit evaluations of the financial condition of significant customers. The Company does not require collateral from its credit customers and maintains reserves for estimated credit losses on customer accounts when considered necessary. Actual credit losses may differ from the Company’s estimates. As of September 30, 2016, there was one customer organization that represented approximately 25% of the Company’s gross accounts receivable. As of December 31, 2015, two customer organizations represented approximately 11% each of the Company’s gross accounts receivable.

In the three months ended September 30, 2016, one customer organization represented 15% of the Company’s total revenue and in the three months ended September 30, 2015 a different customer organization represented 16% of the Company’s total revenue. In the nine months ended September 30, 2016, two customer organizations represented 10% and 13% of the Company’s total revenue, and in the nine months ended September 30, 2015, one customer organization represented 17% of the Company’s total revenue.

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

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers”. This new guidance will replace most existing U.S. GAAP guidance on this topic. The new revenue recognition standard provides a unified model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued ASU 2015-14 which deferred, by one year, the effective date for the new revenue reporting standard for entities reporting under U.S. GAAP. In accordance with the deferral, this guidance will be effective for the Company beginning January 1, 2018 and can be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. Early adoption is permitted beginning January 1, 2017. In March 2016, the FASB issued ASU 2016-08, “Revenue from Contracts with Customers, Principal versus Agent Considerations (Reporting Revenue Gross versus Net)” clarifying the implementation guidance on principal versus agent considerations. Specifically, an entity is required to determine whether the nature of a promise is to provide the specified good or service itself (that is, the entity is a principal) or to arrange for the good or service to be provided to the customer by the other party (that is, the entity is an agent). The determination influences the timing and amount of revenue recognition. In April 2016, the FASB issued ASU 2016-10, “Revenue from Contracts with Customers, Identifying Performance Obligations and Licensing,” clarifying the implementation guidance on identifying performance obligations and licensing. Specifically, the amendments reduce the cost and complexity of identifying promised goods or services and improve the guidance for determining whether promises are separately identifiable. The amendments also provide implementation guidance on determining whether an entity’s promise to grant a license provides a customer with either a right to use the entity’s intellectual property (which is satisfied at a point in time) or a right to access the entity’s intellectual property (which is satisfied over time). In May 2016, the FASB issued ASU 2016-12 “Revenue from Contracts with Customers (Topic 606), Narrow-Scope Improvements and Practical Expedients,” which amends the guidance on transition, collectability, noncash consideration and the presentation of sales and other similar taxes. ASU 2016-12 clarifies that, for a contract to be considered completed at transition, all (or substantially all) of the revenue must have been recognized under legacy GAAP. In addition, ASU 2016-12 clarifies how an entity should evaluate the collectability threshold and when an entity can recognize nonrefundable consideration received as revenue if an arrangement does not meet the standard’s contract criteria. The effective date and transition requirements for ASU 2016-08, ASU 2016-10 and ASU 2016-12 are the same as the effective date and transition requirements for ASU 2014-09. The Company is evaluating the impact that these ASUs will have on its condensed consolidated financial statements and related disclosures and has not yet selected a transition method.

3. Fair Value Measurements

The following tables provide the assets measured at fair value on a recurring basis as of September 30, 2016 and December 31, 2015 (in thousands):

	Total Carrying	As of September 30, 2016
	Value	Level 1	Level 2	Level 3	Total
Financial Assets:
Money market funds (included in cash and cash equivalents)	$236,832	$236,832	$—	$—	$236,832
Total financial assets	$236,832	$236,832	$—	$—	$236,832

	Total Carrying	As of December 31, 2015
	Value	Level 1	Level 2	Level 3	Total
Financial Assets:
Money market funds (included in cash and cash equivalents)	$80,886	$80,886	$—	$—	$80,886
Total financial assets	$80,886	$80,886	$—	$—	$80,886

The fair value of the Company’s Level 1 financial instruments, approximate their carrying amount due to their short term nature.

There were no realized or unrealized losses for the three and nine months ended September 30, 2016 and 2015. There were no other-than-temporary impairments for these instruments as of September 30, 2016 and December 31, 2015.

4. Property and Equipment

Property and equipment consisted of the following (in thousands):

	As of September 30, 2016	As of December 31, 2015

Capitalized software development costs	$25,311	$16,030
Office equipment	4,623	2,662
Furniture and fixtures	924	393
Software	877	755
Leasehold improvements	5,413	568
Total property and equipment	37,148	20,408
Less: accumulated depreciation and amortization	(11,173)	(6,350)
Total property and equipment, net	$25,975	$14,058

Depreciation and amortization expense was $1.9 million and $4.9 million for the three and nine months ended September 30, 2016, respectively, and $1.0 million and $2.4 million for the three and nine months ended September 30, 2015, respectively.

The Company capitalized $3.4 million and $9.5 million of software development costs in the three and nine months ended September 30, 2016, respectively, of which $0.4 million and $1.1 million, respectively, was stock-based compensation expense. The Company capitalized $2.6 million and $6.7 million of software development costs in the three and nine months ended September 30, 2015, respectively, of which $0.3 million and $0.6 million, respectively, was stock-based compensation expense.

5. Acquisition of Authy, Inc.

On February 23, 2015, the Company completed its acquisition of Authy, Inc. (“Authy”), a Delaware corporation with operations in Bogota, Colombia and San Francisco, California. Authy had developed a two-factor authentication online security solution. The Company’s purchase price of $6.1 million for all of the outstanding shares of capital stock of Authy consisted of $3.0 million in cash and $3.1 million representing the fair value of 389,733 shares of the Company’s Series T convertible preferred stock, of which 180,000 shares are held in escrow. This escrow was effective until the first anniversary of the closing date, and has continued beyond that date as a result of certain circumstances. As of September 30, 2016 the Company has not released any shares out of the escrow. Additionally, the Company issued 507,885 shares of its Series T convertible preferred stock, which converted into shares of Class B common stock immediately prior to the closing of the IPO, to a former shareholder of Authy that had a fair value of $4.0 million and were subject to graded vesting over a period of three years, as amended. As of September 30, 2016 the remaining unvested shares were reduced by 127,054 shares due to the non-fulfillment of certain conditions of the merger agreement. As of September 30, 2016, 99,367 shares have vested.

6. Intangible Assets

Intangible assets consisted of the following (in thousands):

	As of September 30, 2016
	Gross	Accumulated Amortization	Net
Amortizable intangible assets:
Developed technology	$1,300	$(695)	$605
Customer relationships	400	(128)	272
Trade name	60	(48)	12
Patent	1,419	(43)	1,376
Total amortizable intangible assets	3,179	(914)	2,265
Non-amortizable intangible assets:
Domain	32	—	32
Trademark	263	—	263
Total	$3,474	$(914)	$2,560

	As of December 31, 2015
	Gross	Accumulated Amortization	Net
Amortizable intangible assets:
Developed technology	$1,300	$(370)	$930
Customer relationships	400	(68)	332
Trade name	60	(26)	34
Patent	1,021	(25)	996
Total	$2,781	$(489)	$2,292

Amortization expense was $0.1 million and $0.4 million for the three and nine months ended September 30, 2016, respectively, and $0.1 million and $0.3 million for the three and nine months ended September 30, 2015, respectively.

Total estimated future amortization expense was as follows (in thousands):

Total
Years ending December 31:
2016 (remaining three months)	$146
2017	557
2018	183
2019	119
2020	51
Thereafter	1,209
Total	$2,265

7. Accrued Expenses and Other Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	As of September 30, 2016	As of December 31, 2015
Accrued payroll and related	$4,977	$972
Accrued bonus and commission	1,217	1,832
Accrued cost of revenue	9,125	6,496
Sales and other taxes payable	26,682	17,634
Accrued other expense	8,540	5,064
Total accrued expenses and other current liabilities	$50,541	$31,998

Other long-term liabilities consisted of the following (in thousands):

	As of September 30, 2016	As of December 31, 2015
Deferred rent	$9,881	$364
Accrued other expense	161	84
Total other long-term liabilities	$10,042	$448

8. Supplemental Balance Sheet Information

(a) Allowance for doubtful accounts (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Balance, beginning of period	$795	$517	$486	$210
Additions	170	(46)	1,017	322
Write-offs	(16)	(6)	(554)	(67)
Balance, end of period	$949	$465	$949	$465

(b)  Sales credit reserve (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Balance, beginning of period	$652	$552	$714	$312
Additions	169	637	1,012	1,167
Deductions against reserve	(337)	(72)	(1,242)	(362)
Balance, end of period	$484	$1,117	$484	$1,117

9. Revenue by Geographic Area

Revenue by geographic area is based on the IP address at the time of registration. The following table sets forth revenue by geographic area (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue by geographic area:
United States	$60,535	$38,312	$165,528	$99,159
International	10,998	5,950	29,855	16,422
Total	$71,533	$44,262	$195,383	$115,581

Percentage of revenue by geographic area:
United States	85%	87%	85%	86%
International	15%	13%	15%	14%

10. Credit Facility

Effective January 2015, the Company entered into a $15.0 million revolving credit agreement. Under this agreement, amounts available to be borrowed are based on the Company’s prior month’s monthly recurring revenue. Advances on the line of credit bear interest payable monthly at Wall Street Journal prime rate plus 1%. Borrowings are secured by substantially all of the Company’s assets, with limited exceptions. If there are borrowings under the credit line, there are certain restrictive covenants with which the Company must comply. The credit facility expires in March 2017. As of September 30, 2016 and December 31, 2015, the total amount available to the Company to be borrowed was $15.0 million and the Company had no outstanding balance on this credit facility in either period presented.

11. Commitments and Contingencies

(a)                                 Lease Commitments

The Company entered into various non-cancelable operating lease agreements for its facilities over the next eight years. Certain operating leases contain provisions under which monthly rent escalates over time. When lease agreements contain escalating rent clauses or free rent periods, the Company recognizes rent expense on a straight-line basis over the term of the lease. The Company’s San Francisco, California facility lease agreement, entered into in January 2016, included a tenant improvement allowance which provided for the landlord to pay for tenant improvements on behalf of the Company for up to $8.3 million. This amount was recorded on the lease inception date into other current assets and current and long-term liabilities in the accompanying condensed consolidated balances sheet. Based on the terms of this landlord incentive and involvement of the Company in the construction process, the leasehold improvements purchased under the landlord incentive were determined to be property of the Company.

Rent expense was $2.1 million and $5.1 million, respectively, for the three and nine months ended September 30, 2016, and $1.0 million and $3.0 million, respectively, for the three and nine months ended September 30, 2015.

Additionally, the Company has contractual commitments with its cloud infrastructure provider, network service providers and other vendors that are non-cancellable and expire within one to five years.

Future minimum lease payments under non-cancelable operating leases were as follows (in thousands):

Year Ending December 31:	Total (1)
2016 (remaining three months)	$1,813
2017	8,596
2018	6,984
2019	5,673
2020	5,408
Thereafter	20,963
Total minimum lease payments	$49,437

(1) The future minimum lease payments do not reflect the $8.3 million tenant improvement allowance.

Future minimum payments under other existing noncancellable purchase obligations were as follows (in thousands).

Year Ending December 31:	Total
2016 (remaining three months)	$11,469
2017	5,195
2018	1,564
2019	593
2020	32
Thereafter	16
Total payments	$18,869

(b)                                 Legal Matters

On April 30, 2015, Telesign Corporation, or Telesign, filed a lawsuit against the Company in the United States District Court, Central District of California (“Telesign I”). Telesign alleges that the Company is infringing three U.S. patents that it holds: U.S. Patent No. 8,462,920 (“‘920”), U.S. Patent No. 8,687,038 (“‘038”) and U.S. Patent No. 7,945,034 (“‘034”). The patent infringement allegations in the lawsuit relate to the Company’s Programmable Authentication products, its two-factor authentication use case and an API tool to find information about a phone number. The Company has petitioned the U.S. Patent and Trademark Office for inter partes review of the patents at issue. On March 9, 2016, the District Court stayed the court case pending the resolution of those proceedings. On June 28, 2016, the Patent and Trademark Office instituted the inter partes review of the ‘034 patent, briefing on which has now begun, including Telesign’s contingent motion to amend the ‘034 patent. On July 8, 2016, the Patent and Trademark Office denied the Company’s petition for inter partes review of the ‘920 and ‘038 patents.  The Company subsequently petitioned for rehearing on this decision, and the request for rehearing was fully briefed by both parties on October 11, 2016. On July 20, 2016, Telesign applied to the court to lift the stay on Telesign I. The Company opposed the request, and on September 15, 2016, the court denied the request to lift the stay on Telesign I.

On March 28, 2016, Telesign filed a second lawsuit against the Company in the United States District Court, Central District of California (“Telesign II”), alleging infringement of U.S. Patent No. 9,300,792 (“‘792”) held by Telesign. The ‘792 patent is in the same patent family as the ‘920 and ‘038 patents asserted in Telesign I, and the infringement allegations in Telesign II relate to the Company’s Programmable Authentication products and its two-factor authentication use case. On May 23, 2016, the Company moved to dismiss the complaint in Telesign II.  On August 3, 2016, the United States District Court, Central District of California, issued an order granting Twilio’s motion to dismiss Telesign’s complaint with leave to amend. Telesign filed an amended complaint on September 2, 2016 and the Company moved to dismiss the amended complaint on September 16, 2016. With respect to each of the patents asserted in Telesign I and Telesign II, the complaints seek, among other things, to enjoin the Company from allegedly infringing the patents, along with damages for lost profits.

On February 18, 2016, a putative class action complaint was filed in the Alameda County Superior Court in California, entitled Angela Flowers v. Twilio Inc. The complaint alleges that the Company’s products permit the interception, recording and disclosure of communications at a customer’s request and are in violation of the California Invasion of Privacy Act. The complaint seeks injunctive relief as well as monetary damages. On May 27, 2016, the Company filed a demurrer to the complaint. On August 2, the court issued an order denying the demurrer in part and granted it in part, with leave to amend by August 18, 2016 to address any claims under California’s Unfair Competition Law. The plaintiff opted not to amend the complaint. Discovery has already begun, and will continue until August 2017, when the plaintiff must file their motion for class certification.

The Company intends to vigorously defend these lawsuits and believes it has meritorious defenses to each.  It is too early in these matters to reasonably predict the probability of the outcomes or to estimate ranges of possible losses. In addition to the litigation matters discussed above, from time to time, the Company is a party to legal action and subject to claims that arise in the ordinary course of business. The claims are investigated as they arise and loss estimates are accrued, when probable and reasonably estimable. While it is not feasible to predict or determine the ultimate outcome of these matters, the Company believes that these legal proceedings will not have a material adverse effect on its financial position or results of operations.

(c)                                  Indemnification Agreements

The Company has signed indemnification agreements with all of its board members and executive officers. The agreements indemnify the board members and executive officers from claims and expenses on actions brought against the individuals separately or jointly with the Company for certain indemnifiable events. Indemnifiable Events generally mean any event or occurrence related to the fact that the board member or the executive officer was or is acting in his or her capacity as a board member or an executive officer for the Company or was or is acting or representing the interests of the Company.

In the ordinary course of business, the Company enters into contractual arrangements under which it agrees to provide indemnification of varying scope and terms to business partners and other parties with respect to certain matters, including, but not limited to, losses arising out of the breach of such agreements, intellectual property infringement claims made by third parties and other liabilities relating to or arising from the Company’s various products, or its acts or omissions. In these circumstances, payment may be conditional on the other party making a claim pursuant to the procedures specified in the particular contract. Further, the Company’s obligations under these agreements may be limited in terms of time and/or amount, and in some instances, the Company may have recourse against third parties for certain payments. The terms of such obligations may vary.

As of September 30, 2016 and December 31, 2015, no amounts had been accrued.

(d)                                 Other taxes

The Company conducts operations in many tax jurisdictions throughout the United States. In many of these jurisdictions, non-income-based taxes, such as sales and use and telecommunications taxes are assessed on the Company’s operations. Historically, the Company has not billed or collected these taxes and, in accordance with U.S. GAAP, has recorded a provision for its tax exposure in these jurisdictions when it is both probable that a liability has been incurred and the amount of the exposure can be reasonably estimated. As a result, the Company recorded a liability of $26.7 million and $17.6 million as of September 30, 2016 and December 31, 2015, respectively. These estimates include several key assumptions including, but not limited to, the taxability of the Company’s services, the jurisdictions in which its management believes it has nexus, and the sourcing of revenues to those jurisdictions. In the event these jurisdictions challenge management’s assumptions and analysis, the actual exposure could differ materially from the current estimates.

12. Stockholders’ Equity

(a)                                 Convertible Preferred Stock

Immediately prior to the completion of the IPO, all shares of convertible preferred stock then outstanding were automatically converted into 54,508,441 shares of common stock on a one-to-one basis, and then reclassified as shares of Class B common stock.

(b)                                 Preferred Stock

As of September 30, 2016, the Company had authorized 100,000,000 shares of preferred stock, par value $0.001, of which no shares were issued and outstanding.

(c)                                  Common Stock

Immediately prior to the completion of the IPO, all shares of common stock then outstanding were reclassified as Class B common stock. Shares offered and sold in the IPO were newly authorized shares of Class A common stock.

As of September 30, 2016, the Company had authorized 1,000,000,000 shares of Class A common stock and 100,000,000 shares of Class B common stock, each par value $0.001 per share, of which 15,591,449 shares and 68,926,649 shares of Class A and Class B common stock, respectively, were issued and outstanding.  Holders of Class A and Class B common stock are entitled to one vote per share and ten votes per share, respectively, and the shares of Class A common stock and Class B common stock are identical, except for voting and conversion rights. As of September 30, 2016, the outstanding Class B common stock included 461,464 shares related to the Authy acquisition that were held in escrow.

As of December 31, 2015, the Company had 17,324,003 shares of common stock outstanding.

As of September 30, 2016, and December 31, 2015, the Company had reserved shares of common stock, on an as-if converted basis, for issuance as follows:

	As of September 30, 2016	As of December 31, 2015
Conversion of convertible preferred stock outstanding	—	54,508,441	(1)
Stock options issued and outstanding	16,476,973	16,883,837
Nonvested restricted stock units issued and outstanding	1,639,378	71,000
Common stock reserved for Twilio.org	780,397	888,022
Stock-based awards available for grant under 2008 Plan	—	14,920
Stock-based awards available for grant under 2016 Plan	10,584,863	—
Common stock reserved for issuance under 2016 ESPP plan	2,400,000	—
Total	31,881,611	72,366,220

(1)                                     Includes 687,885 shares of Series T convertible preferred stock related to the Authy acquisition held in escrow as of December 31, 2015.

(d)                                 Stock Repurchases

Following the closing of the Series E convertible preferred stock financing, on August 21, 2015, the Company repurchased an aggregate of 365,916 shares of Series A preferred stock and Series B preferred stock from certain preferred stockholders, and repurchased an aggregate of 1,869,156 shares of common stock from certain current and former employees for $22.8 million in cash, which transaction is referred to as the 2015 Repurchase. The 2015 Repurchase was conducted at a price in excess of the fair value of the Company’s common stock at the date of repurchase. No special rights or privileges were conveyed to the employees and former employees. However, not all employees were invited to participate in the 2015 Repurchase. The Company recorded a compensation expense in the amount of $2.0 million for the year ended December 31, 2015, which was the excess of the common stock repurchase price above the fair value of the common stock on the date of repurchase. Of this expense, $0.8 million, $0.1 million and $1.1 million were classified as research and development, sales and marketing and general and administrative expenses, respectively, in the accompanying condensed consolidated statement of operations. The excess of the preferred stock repurchase price above the carrying value of the preferred stock was recorded as a deemed dividend in the three and nine months ended September 30, 2015. The Company retired the shares repurchased in the 2015 Repurchase as of August 21, 2015.

(e)                                  Twilio.org

On September 2, 2015, the Company’s board of directors approved the reservation of 888,022 shares of the Company’s common stock, which represented 1% of the Company’s outstanding capital stock on as-converted basis, to fund Twilio.org’s activities. Subsequently, on May 13, 2016, the Company’s board of directors authorized a reduction of 107,625 shares reserved to offset equity grants to Twilio.org employees. As of September 30, 2016, the total remaining shares reserved for Twilio.org was 780,397.

Twilio.org is a part of the Company and not a separate legal entity. The objective for Twilio.org is to further the philanthropic goals of the Company. As of September 30, 2016 and December 31, 2015, none of the reserved shares were issued and outstanding.

13. Stock-Based Compensation

2008 Stock Option Plan

The Company granted options under its 2008 Stock Option Plan (the “2008 Plan”), as amended and restated, until June 22, 2016, when the plan was terminated in connection with the Company’s IPO. Accordingly, no shares are available for future issuance under the 2008 Plan.  The 2008 Plan continues to govern outstanding equity awards granted thereunder.

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

2016 Employee Stock Purchase Plan

The Company’s Employee Stock Purchase Plan (“2016 ESPP”) became effective on June 21, 2016. A total of 2,400,000 shares of the Company’s Class A common stock were initially reserved for issuance under the 2016 ESPP. These available shares will automatically increase each January 1, beginning on January 1, 2017, by the lesser of 1,800,000 shares of the common stock, 1% of the number of shares of the Company’s Class A and Class B common stock outstanding on the immediately preceding December 31 or such lesser number of shares as determined by the Company’s compensation committee.

The 2016 ESPP allows eligible employees to purchase shares of the Company’s Class A common stock at a discount of up to 15% through payroll deductions of their eligible compensation, subject to any plan limitations. Except for the initial offering period, the 2016 ESPP provides for separate six-month offering periods beginning each November 16 and May 16 of each fiscal year.

On each purchase date, eligible employees will purchase the Company’s stock at a price per share equal to 85% of the lesser of (i) the fair market value of the Company’s Class A common stock on the offering date or (ii) the fair market value of the Company’s Class A common stock on the purchase date.

For the three and nine months ended September 30, 2016, no shares of common stock were purchased under the 2016 ESPP and 604,865 shares are expected to be purchased at the end of the initial offering period. The Company selected the Black-Scholes option-pricing model as the method for determining the estimated fair value for the Company’s 2016 ESPP. As of September 30, 2016, total unrecognized compensation cost related to 2016 ESPP was $2.2 million, net of estimated forfeitures, which will be amortized over a weighted-average period of 0.62 years.

Stock option activity under the 2008 Plan and the 2016 Plan during the nine months ended September 30, 2016 was as follows:

Stock Options

	Number of options outstanding	Weighted- average exercise price (per share)	Weighted- average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Outstanding options as of December 31, 2015	16,883,837	$5.31	8.30	$80,758
Granted	1,894,850	10.73
Exercised	(1,290,255)	3.68
Forfeited and cancelled	(1,011,459)	6.78
Outstanding options as of September 30, 2016	16,476,973	$5.97	8.01	$962,128
Options vested and exercisable as of September 30, 2016	7,061,282	$4.03	7.22	$426,041
Options vested and expected to vest as of September 30, 2016	15,672,768	$5.86	7.97	$916,842

Aggregate intrinsic value represents the difference between the fair value of the Company’s common stock and the exercise price of outstanding “in-the-money” options. Prior to the IPO, the fair value of the Company’s common stock was estimated by the Company’s board of directors. After the IPO, the fair value of the Company’s common stock is the Company’s stock price as reported on the New York Stock Exchange. The aggregate intrinsic value of stock options exercised was $4.4 million and $15.7 million for the three and nine months ended September 30, 2016, respectively, and $1.4 million and $7.6 million for the three and nine months ended September 30, 2015, respectively.

The total estimated grant date fair value of options vested was $4.9 million and $11.4 million for the three and nine months ended September 30, 2016, respectively, and $2.6 million and $5.4 million for the three and nine months ended September 30, 2015, respectively. No options were granted in the three months ended September 30, 2016. The weighted-average grant-date fair value of options granted was $5.52 for the nine months ended September 30, 2016, and $4.93 and $4.23 for the three and nine months ended September 30, 2015, respectively.

As of September 30, 2016, total unrecognized compensation cost related to non-vested stock options was $31.9 million, net of estimated forfeitures, which will be amortized over a weighted-average period of 2.48 years.

Restricted Stock Units

	Number of awards outstanding	Weighted- average grant date fair value (per share)	Aggregate intrinsic value (in thousands)
Nonvested RSUs as of December 31, 2015	71,000	$9.39	$716
Granted	1,709,377	32.79
Vested	(38,849)	13.59
Forfeited and cancelled	(102,150)	14.26
Nonvested RSUs as of September 30, 2016	1,639,378	$33.39	$105,510

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

As of September 30, 2016, total unrecognized compensation cost related to nonvested RSUs was $44.5 million, net of estimated forfeitures, which will be amortized over a weighted-average period of 3.42 years.

Equity Awards Granted to Nonemployees

In the three months ended September 30, 2016, the Company granted 30,255 restricted stock units to a nonemployee. The award is vested upon the satisfaction of a service condition over two years starting in August 2015. The stock-based compensation expense recorded in relation to this award was $1.0 million in the three months ended September 30, 2016.  No options or restricted stock units were granted to nonemployees in the three and nine months ended September 30, 2015. In the three months ended December 31, 2015 the Company granted 30,000 stock options to a  nonemployee. These options vest upon the satisfaction of a service condition over a four year period. The stock-based compensation expense recorded in relation to this award was $0.2 million and $0.2 million in the three and nine months ending September 30, 2016, respectively.

Early Exercises of Nonvested Options

As of September 30, 2016 and December 31, 2015, the Company recorded a liability of $0.4 million and $0.2 million, respectively, for 74,451 and 52,407 unvested shares, respectively, that were early exercised by employees and were subject to repurchase at the respective period end. These amounts are reflected in current and non-current liabilities on the Company’s consolidated balance sheets.

Valuation Assumptions

The fair value of employee stock options was estimated on the date of grant using the following assumptions in the Black-Scholes option pricing model:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Employee Stock Options:
Fair value of common stock	*	$7.78	$10.09-$15.00	$7.07 – 9.10
Expected term (in years)	*	6.08	6.08	6.08
Expected volatility	*	48.62%	51.4%-53.0%	51.4% - 54.9%
Risk-free interest rate	*	1.7%	1.3%-1.5%	1.4% - 1.9%
Dividend rate	*	0%	0%	0%

*The Company did not grant stock options in the three month ended September 30, 2016.

Employee Stock Purchase Plan:
Expected term (in years)	0.9	—	0.9	—
Expected volatility	52%	—	52%	—
Risk-free interest rate	0.6%	—	0.6%	—
Dividend rate	0%	—	0%	—

Stock-Based Compensation Expense

The Company recorded the total stock-based compensation expense as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Cost of revenue	$84	$17	$135	$45
Research and development	3,741	980	7,636	2,439
Sales and marketing	1,432	691	3,282	1,624
General and administrative	2,391	553	4,596	1,700
Total	$7,648	$2,241	$15,649	$5,808

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

The following table sets forth the calculation of basic and diluted net loss per share attributable to common stockholders during the periods presented (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net loss attributable to common stockholders	$(11,254)	$(12,400)	$(28,716)	$(30,636)
Weighted-average shares used to compute net loss per share attributable to common stockholders, basic and diluted	83,887,901	17,805,486	42,030,989	17,981,477
Net loss per share attributable to common stockholders, basic and diluted	$(0.13)	$(0.70)	$(0.68)	$(1.70)

The following outstanding shares of common stock equivalents were excluded from the calculation of diluted net loss per share attributable to common stockholders because their effect would have been anti-dilutive:

	As of September 30,
	2016	2015
Conversion of convertible preferred stock outstanding	—	54,508,441	(1)
Issued and outstanding options	16,476,973	15,740,181
Nonvested RSUs issued and outstanding	1,639,378	50,000
Common stock reserved for Twilio.org	780,397	888,022
Shares committed under 2016 ESPP	604,865	—
Unvested shares subject to repurchase	74,451	38,451
Total	19,576,064	71,225,095

(1)                                     Includes 687,885 shares of Series T convertible preferred stock related to the Authy acquisition held in escrow.

15. Related Party Transactions

In 2015, two of the Company’s vendors participated in the Company’s Series E convertible preferred stock financing and owned approximately 2.09% and 1.05%, respectively, of the Company’s outstanding capital stock as of September 30, 2016, and 2.5% and 1.2%, respectively, of the Company’s capital stock, on as-if converted basis, as of December 31, 2015. During the three and nine months ended September 30, 2016, the amount of software services the Company purchased from the first vendor was $3.7 million and $10.3 million, respectively. During the three and nine months ended September 30, 2015, the amount of software services the Company purchased from the same vendor was $2.7 million and $8.4 million, respectively. The amounts due to this vendor that were accrued as of September 30, 2016 and December 31, 2015 were $1.5 million and $0, respectively.

The amount of services the Company purchased from the second vendor was $0.1 million and $0.3 million for the three and nine months ended September 30, 2016, respectively, and $0.2 million and $0.4 million for the three and nine months ended September 30, 2015, respectively. No amounts were due to this vendor as of September 30, 2016 and December 31, 2015.

16. Employee Benefit Plan

The Company sponsors a 401(k) defined contribution plan covering all employees. There were no employer contributions to the plan in the three and nine months ended September 30, 2015. The employer contribution to the plan was $0.2 million and $0.9 million in the three and nine months ended September 30, 2016, respectively.

17. Subsequent Events

In October 2016, the Company completed a follow-on public offering in which the Company sold 1,691,222 shares of its Class A common stock, which included 1,050,000 shares sold pursuant to the exercise by the underwriters of an option to purchase additional shares, at a public offering price of $40.00 per share. In addition, another 6,358,778 shares of the Company’s Class A common stock were sold by selling stockholders of the Company, which included 906,364 shares sold pursuant to the exercise of employee stock options by certain selling stockholders. The Company received aggregate proceeds of $64.4 million, after deducting underwriting discounts and commissions and estimated offering expenses paid and payable by the Company. Of the net proceeds the Company received in this offering, $3.86 million was reserved to fund and support the operations of Twilio.org, and the number of shares of the Company’s Class A common stock that was reserved for that purpose was reduced by 100,000. The Company did not receive any of the net proceeds from the sales of shares by the selling stockholders.

In October 2016, the Company entered into a non-binding term sheet with SpeakEasy Tech, Inc., or SpeakEasy, pursuant to which the Company proposed to purchase up to $1,000,000 of convertible notes from SpeakEasy. The proposed investment is subject to the Company’s due diligence review, negotiation of definitive agreements and certain closing conditions. Byron Deeter, a member of the Company’s board of directors, is also a member of the board of directors of SpeakEasy. In addition, Mr. Deeter is a partner of Bessemer Ventures Partners, and entities affiliated with Bessemer Venture Partners own more than 5% of the Company’s outstanding capital stock and own more than 10% of the outstanding capital stock of SpeakEasy.

In October 2016, the Company entered into a three-year agreement with the first vendor referenced in Note 15 to purchase services from this vendor for an aggregate purchase commitment amount of $57.7 million over the course of the three-year contractual period.

* * * * * *

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our final prospectus filed pursuant to Rule 424(b) under the Securities Act of 1933, as amended, with the Securities and Exchange Commission on October 21, 2016 (the “Prospectus”). In addition to historical financial information, the following discussion contains forward-looking statements that is based upon current plans, expectations and beliefs that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” in this Quarterly Report on Form 10-Q and in our Prospectus. Our fiscal year ends on December 31.

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

Our business model is primarily focused on reaching and serving the needs of developers. We established and maintain our leadership position by engaging directly with, and cultivating, our developer community. We reach developers through community events and conferences, including our SIGNAL developer conferences, to demonstrate how every developer can create differentiated applications incorporating communications using our products.

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

We recently began to supplement our self-service model with a sales effort aimed at engaging larger potential customers, strategic leads and existing customers through an enterprise sales approach. We have supplemented this sales effort with a new product launch, Twilio Enterprise Plan, which provides new capabilities for advanced security, access management and granular administration. Our sales organization targets technical and business leaders who are seeking to leverage software to drive competitive differentiation. As we educate these leaders on the benefits of developing applications that incorporate our products to differentiate their business, they often consult with their developers regarding implementation. We believe that developers are often advocates for our products as a result of our developer-focused approach. Our sales organization includes sales development, inside sales, field sales and sales engineering personnel.

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

We have achieved significant growth in recent periods. For the three months ended September 30, 2016 and 2015 our revenue was $71.5 million and $44.3 million, respectively, and our Base Revenue was $64.1 million and $36.7 million, respectively. In the three months ended September 30, 2016 and 2015, our 10 largest Active Customer Accounts generated an aggregate of 31% and 33% of our revenue, respectively. For the three months ended September 30, 2016 and 2015, among our 10 largest Active Customer Accounts we had three and one Variable Customer Accounts, respectively, representing 10% and 16% of our revenue, respectively. We incurred a GAAP net loss of $11.3 million and $9.0 million for the three months ended September 30, 2016 and 2015, respectively. See “—Key Business Metrics—Base Revenue” for a discussion of Base Revenue.

Initial Public Offering

In June 2016, we closed our initial public offering (“IPO”), at which time we sold a total of 11,500,000 shares of our Class A common stock.  We received net cash proceeds of $155.5 million, net of underwriting discounts and commissions and other costs associated with the offering paid or payable by us.

Follow-On Public Offering

In October 2016, we completed a follow-on public offering in which we sold 1,691,222 shares of our Class A common stock, which included 1,050,000 shares sold pursuant to the exercise by the underwriters of an option to purchase additional shares, at a public offering price of $40.00 per share. In addition, another 6,358,778 shares of our Class A common stock were sold by our selling stockholders, which included 906,364 shares sold pursuant to the exercise of employee stock options by certain selling stockholders. We received aggregate proceeds of $64.4 million, after deducting underwriting discounts and commissions and estimated offering expenses paid and payable by us. Of the net proceeds we received in this offering, $3.86 million was reserved to fund and support the operations of Twilio.org, and the number of shares of our Class A common stock that was reserved for that purpose was reduced by 100,000. We did not receive any of the net proceeds from the sales of shares by the selling stockholders.

Investment in SpeakEasy

In October 2016, we entered into a non-binding term sheet with SpeakEasy Tech, Inc., or SpeakEasy, pursuant to which we proposed to purchase up to $1,000,000 of convertible notes from SpeakEasy. The proposed investment is subject to our due diligence review, negotiation of definitive agreements and certain closing conditions. Byron Deeter, a member of our board of directors, is also a member of the board of directors of SpeakEasy. In addition, Mr. Deeter is a partner of Bessemer Ventures Partners, and entities affiliated with Bessemer Venture Partners own more than 5% of our outstanding capital stock and own more than 10% of the outstanding capital stock of SpeakEasy.

Stock Repurchases

On August 21, 2015, we repurchased an aggregate of 365,916 shares of Series A preferred stock and Series B preferred stock from certain preferred stockholders, and repurchased an aggregate of 1,869,156 shares of common stock from certain current and former employees, for $22.8 million in cash, which transaction we refer to as the 2015 Repurchase. The 2015 Repurchase was conducted at a price in excess of the fair value of our common stock at the date of repurchase. No special rights or privileges were conveyed to the employees and former employees. However, not all employees were invited to participate in the 2015 Repurchase. We recorded a compensation expense in the amount of $2.0 million, which represented the excess of the common stock repurchase price above the fair value of the common stock on the date of repurchase. The excess of the preferred stock repurchase price above the carrying value of the preferred stock was recorded as a deemed dividend in the three and nine months ended September 30, 2015. We retired the shares repurchased in the 2015 Repurchase as of August 21, 2015.

Key Business Metrics

	Three Months Ended September 30,
	2016	2015
Number of Active Customer Accounts (as of end date of period)	34,457	23,822
Base Revenue (in thousands)	$64,099	$36,729
Base Revenue Growth Rate	75%	77%
Dollar-Based Net Expansion Rate	155%	156%

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

In the three months ended September 30, 2016 and 2015, revenue from Active Customer Accounts represented over 99% of total revenue in each period.

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

For historical periods, through March 31, 2016, we defined a Variable Customer Account as a customer account that (i) was with a customer that had never signed a minimum revenue commitment contract with us for a term of at least 12 months and (ii) had met or exceeded 1% of our revenue in any quarter in the periods presented through March 31, 2016. To allow for consistent period-to-period comparisons, in the event a customer account qualified as a Variable Customer Account as of March 31, 2016, or a previously Variable Customer Account ceased to be an Active Customer Account as of such date, we included such customer account as a Variable Customer Account in all periods presented. For reporting periods starting after March 31, 2016, we define a Variable Customer Account as a customer account that (a) has been categorized as a Variable Customer Account in any prior quarter, as well as (b) any new customer account that (i) is with a customer that has never signed a minimum revenue commitment contract with us for a term of at least 12 months and (ii) meets or exceeds 1% of our revenue in a quarter. Once a customer account is deemed to be a Variable Customer Account in any period, it remains a Variable Customer Account in subsequent periods unless such customer enters into a minimum revenue commitment contract with us for a term of at least 12 months.

In the three months ended September 30, 2016 and 2015, we had eight Variable Customer Accounts, which represented 10% and 17%, respectively, of our total revenue.

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

In the three months ended September 30, 2016, our Dollar-Based Net Expansion Rate was 155%, compared to 156% in the three months ended September 30, 2015.

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

Sales and Marketing.  Sales and marketing expenses consist primarily of personnel costs, including commissions for our sales employees. Sales and marketing expenses also include expenditures related to advertising, marketing, our brand awareness activities and developer evangelism, costs related to our SIGNAL developer conferences, credit card processing fees, professional services fees and an allocation of our general overhead expenses.

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

	Three Months Ended September 30,
	2016	2015
	(In thousands)
Reconciliation:
Gross profit	$40,248	$24,660
Non-GAAP Adjustments:
Stock-based compensation	84	17
Amortization of acquired intangible assets	70	70
Non-GAAP gross profit	$40,402	$24,747

GAAP gross margin	56%	56%
Non-GAAP gross margin	56%	56%

Non-GAAP Operating Expenses.  We define non-GAAP operating expenses (including categories of operating expenses) as GAAP operating expenses (and categories of operating expenses) adjusted to exclude, as applicable, share-based compensation, amortization of acquired intangibles, expenses related to stock repurchase and acquisition-related expenses.

	Three Months Ended September 30,
	2016	2015
	(In thousands)
Reconciliation:
Operating expenses	$51,524	$33,604
Non-GAAP Adjustments:
Stock-based compensation	(7,564)	(2,224)
Amortization of acquired intangible assets	(66)	(65)
Stock repurchase	—	(1,965)
Acquisition related expenses	(137)	—
Non-GAAP operating expenses	$43,757	$29,350

Non-GAAP Operating Loss and Non-GAAP Operating Margin.  We define non-GAAP operating loss and non-GAAP operating margin as GAAP operating loss and GAAP operating margin, respectively, adjusted to exclude share-based compensation, amortization of acquired intangibles, expenses related to stock repurchase and acquisition-related expenses.

	Three Months Ended September 30,
	2016	2015
	(In thousands)
Reconciliation:
Loss from operations	$(11,276)	$(8,944)
Non-GAAP Adjustments:
Stock-based compensation	7,648	2,241
Amortization of acquired intangible assets	136	135
Stock repurchase	—	1,965
Acquisition related expenses	137	—
Non-GAAP loss from operations	$(3,355)	$(4,603)

GAAP operating margin	(16)%	(20)%
Non-GAAP operating margin	(5)%	(10)%

Results of Operations

The following tables set forth our results of operations for the periods presented and as a percentage of our total revenue for those periods. The period-to-period comparison of our historical results are not necessarily indicative of the results that may be expected in the future.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In thousands)
Revenue	$71,533	$44,262	$195,383	$115,581
Cost of revenue(1) (2)	31,285	19,602	86,315	51,974
Gross profit	40,248	24,660	109,068	63,607
Operating expenses:
Research and development(1) (2)	21,106	11,602	53,339	29,470
Sales and marketing(1)	15,873	12,067	47,451	36,100
General and administrative(1) (2)	14,545	9,935	36,773	25,235
Total operating expenses	51,524	33,604	137,563	90,805
Loss from operations	(11,276)	(8,944)	(28,495)	(27,198)
Other income (expenses), net	138	(28)	92	(58)
Loss before (provision) benefit for income taxes	(11,138)	(8,972)	(28,403)	(27,256)
(Provision) benefit for income taxes	(116)	(36)	(313)	12
Net loss	(11,254)	(9,008)	(28,716)	(27,244)
Deemed dividend to investors in relation to tender offer	—	(3,392)	—	(3,392)
Net loss attributable to common stockholders	$(11,254)	$(12,400)	$(28,716)	$(30,636)

(1)                                     Includes stock-based compensation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In thousands)
Cost of revenue	$84	$17	$135	$45
Research and development	3,741	980	7,636	2,439
Sales and marketing	1,432	691	3,282	1,624
General and administrative	2,391	553	4,596	1,700
Total	$7,648	$2,241	$15,649	$5,808

(2)                                     Includes amortization of acquired intangible assets as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In thousands)
Cost of revenue	$70	$70	$210	$119
Research and development	38	38	114	142
General and administrative	28	27	83	66
Total	$136	$135	$407	$327

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Consolidated Statements of Operations, as a percentage of revenue:**
Revenue	100%	100%	100%	100%
Cost of revenue	44	44	44	45
Gross profit	56	56	56	55
Operating expenses:
Research and development	30	26	27	25
Sales and marketing	22	27	24	31
General and administrative	20	22	19	22
Total operating expenses	72	76	70	79
Loss from operations	(16)	(20)	(15)	(24)
Other income (expenses), net	*	*	*	*
Loss before (provision) benefit for income taxes	(16)	(20)	(15)	(24)
(Provision) benefit for income taxes	*	*	*	*
Net loss	(16)	(20)	(15)	(24)
Deemed dividend to investors in relation to tender offer	—	(8)	—	(3)
Net loss attributable to common stockholders	(16)%	(28)%	(15)%	(27)%

*            Less than 0.5% of revenue.

**         Columns may not add up to 100% due to rounding.

Comparison of the Three Months Ended September 30, 2016 and 2015

Revenue

	Three Months Ended September 30,
	2016	2015	Change
	(Dollars in thousands)
Base Revenue	$64,099	$36,729	$27,370	75%
Variable Revenue	7,434	7,533	(99)	(1)%
Total revenue	$71,533	$44,262	$27,271	62%

In the three months ended September 30, 2016, Base Revenue increased by $27.4 million, or 75%, compared to the same period last year, and represented 90% and 83% of total revenue in the three months ended September 30, 2016 and 2015, respectively. This increase was primarily attributable to an increase in the usage of all of our products, particularly our Programmable Messaging products and Programmable Voice products, and the adoption of additional products by our existing customers. This increase was partially offset by pricing decreases that we have implemented over time for our customers in the form of lower usage prices in an effort to increase the reach and scale of our platform. The changes in usage and price in the three months ended September 30, 2016 were reflected in our Dollar-Based Net Expansion Rate of 155%. The increase in usage was also attributable to a 45% increase in the number of Active Customer Accounts, from 23,822 as of September 30, 2015 to 34,457 as of September 30, 2016.

In the three months ended September 30, 2016, Variable Revenue decreased by $0.1 million, or 1%, compared to the same period last year, and represented 10% and 17% of total revenue in the three months ended September 30, 2016 and 2015, respectively. This decrease was primarily attributable to the fluctuating nature of our Variable Customers. As these customers increase or decrease their usage of our products, Variable Revenue also varies from period to period.

U.S. revenue and international revenue represented $60.5 million, or 85%, and $11.0 million, or 15%, respectively, of total revenue in the three months ended September 30, 2016, compared to $38.3 million, or 87%, and $6.0 million, or 13%, respectively, of total revenue in the three months ended September 30, 2015. The increase in international revenue in absolute dollars and as a percentage of total revenue was attributable to the growth in usage of our products, particularly our Programmable Messaging products and Programmable Voice products, by our existing international customers and to a 63% increase in the number of international Active Customer Accounts, driven in part by our focus on expanding our sales to customers outside of the United States.

Cost of Revenue and Gross Margin

	Three Months Ended September 30,
	2016	2015	Change
	(Dollars in thousands)
Cost of revenue	$31,285	$19,602	$11,683	60%
Gross margin	56%	56%

In the three months ended September 30, 2016, cost of revenue increased by $11.7 million, or 60%, compared to the same period last year. The increase in cost of revenue was primarily attributable to a $10.3 million increase in network service providers’ fees, a $0.7 million increase in cloud infrastructure fees to support the growth in usage of our products and a $0.4 million increase in amortization expense related to our internal-use software and acquired intangible assets.

Operating Expenses

	Three Months Ended September 30,
	2016	2015	Change
	(Dollars in thousands)
Research and development	$21,106	$11,602	$9,504	82%
Sales and marketing	15,873	12,067	3,806	32%
General and administrative	14,545	9,935	4,610	46%
Total operating expenses	$51,524	$33,604	$17,920	53%

In the three months ended September 30, 2016, research and development expenses increased by $9.5 million, or 82%, compared to the same period last year. The increase was primarily attributable to a $7.6 million increase in personnel costs, net of a $0.8 million increase in capitalized software development costs, largely as a result of a 55% average increase in our research and development headcount due to our continued focus on product development and enhancement. The increase was also due in part to a $0.8 million increase in cloud infrastructure fees to support the staging and development of our products, $0.6 million increase in facilities expenses to accommodate our headcount growth, a $0.3 million increase in amortization expense related to our internal-use software and acquired intangible assets and a $0.2 million increase related to employee travel.  These increases were partially offset by a $0.8 million decrease in compensation expense in 2016 because we did not undertake repurchases of our stock as we had in our 2015 Repurchase.

In the three months ended September 30, 2016, sales and marketing expenses increased by $3.8 million, or 32%, compared to the same period last year. The increase was primarily attributable to a $2.1 million increase in personnel costs, largely as a result of a 24% average increase in sales and marketing headcount as we continued to expand our sales efforts in the United States and internationally, a $0.7 million increase in marketing and advertising costs, a $0.4 million increase in credit card processing fees due to increased volume, a $0.2 million increase in facilities expenses to accommodate our headcount growth and a $0.2 million increase related to our international SIGNAL conference.

In the three months ended September 30, 2016, general and administrative expenses increased by $4.6 million, or 46%, compared to the same period last year. The increase was primarily attributable to a $2.8 million increase in personnel costs, largely as a result of a 31% average increase in headcount to support the growth of our business, a $1.2 million increase in sales and other taxes, a $0.5 million increase in facilities and related expenses, a $0.2 million increase in professional services fees, a $0.2 million increase in depreciation and amortization expense and a $0.1 million increase in business acquisition related costs.  These increases were partially offset by a $1.1 million decrease in compensation expense in 2016 because we did not undertake repurchases of our stock as we had in our 2015 Repurchase.

Comparison of the Nine Months Ended September 30, 2016 and 2015

Revenue

	Nine Months Ended September 30,
	2016	2015	Change
	(Dollars in thousands)
Base Revenue	$170,303	$93,354	$76,949	82%
Variable Revenue	25,080	22,227	2,853	13%
Total revenue	$195,383	$115,581	$79,802	69%

In the nine months ended September 30, 2016, Base Revenue increased by $76.9 million, or 82%, compared to the same period last year, and represented 87% and 81% of total revenue in the nine months ended September 30, 2016 and 2015, respectively. This increase was primarily attributable to an increase in the usage of all our products, particularly our Programmable Messaging products and Programmable Voice products, and the adoption of additional products by our existing customers. This increase was partially offset by pricing decreases that we have implemented over time for our customers in the form of lower usage prices in an effort to increase the reach and scale of our platform. The changes in usage and price in the nine months ended September 30, 2016 were reflected in our Dollar-Based Net Expansion Rate of 163%. The increase in usage was also attributable to a 45% increase in the number of Active Customer Accounts, from 23,822 as of September 30, 2015 to 34,457 as of September 30, 2016.

In the nine months ended September 30, 2016, Variable Revenue increased by $2.9 million, or 13%, compared to the same period last year, and represented 13% and 19% of total revenue in the nine months ended September 30, 2016 and 2015, respectively. This increase was primarily attributable to the increase in the usage of products by our existing Variable Customer Accounts.

U.S. revenue and international revenue represented $165.5 million, or 85%, and $29.9 million, or 15%, respectively, of total revenue in the nine months ended September 30, 2016 compared to $99.2 million, or 86%, and $16.4 million, or 14%, respectively, of total revenue in the nine months ended September 30, 2015. The increase in international revenue in absolute dollars was attributable to the growth in usage of our products, particularly our Programmable Messaging products and Programmable Voice products, by our existing international Active Customer Accounts and to a 63% increase in the number of international Active Customer Accounts, driven in part by our focus on expanding our sales to customers outside of the United States.

Cost of Revenue and Gross Margin

	Nine Months Ended September 30,
	2016	2015	Change
	(Dollars in thousands)
Cost of revenue	$86,315	$51,974	$34,341	66%
Gross margin	56%	55%

In the nine months ended September 30, 2016, cost of revenue increased by $34.3 million, or 66%, compared to the same period last year. The increase in cost of revenue was primarily attributable to a $30.4 million increase in network service providers’ fees, a $1.8 million increase in cloud infrastructure fees to support the growth in usage of our products and a $1.2 million increase in amortization expense for our internal-use software and acquired intangible assets.

In the nine months ended September 30, 2016, gross margin improved primarily as a result of cost savings from our continued platform optimization efforts.

Operating Expenses

	Nine Months Ended September 30,
	2016	2015	Change
	(Dollars in thousands)
Research and development	$53,339	$29,470	$23,869	81%
Sales and marketing	47,451	36,100	11,351	31%
General and administrative	36,773	25,235	11,538	46%
Total operating expenses	$137,563	$90,805	$46,758	51%

In the nine months ended September 30, 2016, research and development expenses increased by $23.9 million, or 81%, compared to the same period last year. The increase was primarily attributable to a $19.0 million increase in personnel costs, net of a $3.0 million increase in capitalized software development costs, largely as a result of a 58% average increase in our research and development headcount as a result of our continued focus on product development and enhancement. The increase was also due in part to a $1.3 million increase in our facilities expenses to accommodate our headcount growth, a $0.8 million increase in cloud infrastructure fees to support the staging and development of our products, a $0.8 million increase in amortization expense related to our internal-use software and acquired intangible assets and a $0.8 million increase related to software licenses. These increases were partially offset by a $0.8 million decrease in compensation expense in 2016 because we did not undertake repurchases of our stock as we had in our 2015 Repurchase.

In the nine months ended September 30, 2016, sales and marketing expenses increased by $11.4 million, or 31%, compared to the same period last year. The increase was primarily attributable to a $6.3 million increase in personnel costs, largely as a result of a 28% increase in sales and marketing headcount as we continued to expand our sales efforts in the United States and internationally, a $1.1 million increase in credit card processing fees due to higher transaction volumes, a $0.8 million increase related to our SIGNAL developer conferences, a $0.6 million increase in employee travel, a $0.6 million increase in professional services expense, a $0.6 million increase related to software licenses, a $0.5 million increase in facilities related expenses and a $0.3 million increase in advertising expenses.

In the nine months ended September 30, 2016, general and administrative expenses increased by $11.5 million, or 46%, compared to the same period last year. The increase was primarily attributable to a $5.7 million increase in personnel costs, largely as a result of a 44% increase in headcount to support the growth of our business, a $3.9 million increase in sales and other taxes, a $1.4 million increase in professional service fees unrelated to Authy acquisition, a $0.5 million increase in depreciation and amortization expense and a $0.4 million increase in facilities expenses.  These increases were partially offset by a $1.1 million decrease in compensation expense in 2016 because we did not undertake repurchases of our stock as we had in our 2015 Repurchase and a $1.0 million decrease in professional service fees related to the acquisition of Authy in 2015.

Liquidity and Capital Resources

Through September 30, 2016, our principal sources of liquidity have been the net proceeds of $155.5 million, after deducting underwriting discounts and offering expenses paid or payable by us, from our initial public offering in June 2016, the net proceeds we received through private sales of equity securities, as well as payments we received from customers using our products. From our inception through March 31, 2016, we completed several rounds of equity financing through the sales of our convertible preferred stock for total net proceeds of $237.1 million. We believe that our cash and cash equivalents balances, our credit facility and the cash flows generated by our operations will be sufficient to satisfy our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. However, our belief may prove to be incorrect, and we could utilize our available financial resources sooner than we currently expect. Our future capital requirements and the adequacy of available funds will depend on many factors, including those set forth in the section of this Quarterly Report on Form 10-Q titled “Risk Factors.” We cannot assure you that we will be able to raise additional capital on acceptable terms, or at all. In addition, if we fail to meet our operating plan during the next 12 months, our liquidity could be adversely affected.

Credit Facility

On March 19, 2015, we entered into a $15.0 million revolving line of credit with Silicon Valley Bank, or SVB. Under this credit facility, outstanding borrowings are based on our prior month’s monthly recurring revenue. Advances on the line of credit bear interest payable monthly at Wall Street Journal prime rate plus 1%. Borrowings are secured by substantially all of our assets, with limited exceptions. In order to be able to borrow against the credit line, we must comply with certain restrictive covenants. We are currently in compliance with these covenants. This credit facility expires in March 2017. As of September 30, 2016, the total amount available to be borrowed by us was $15.0 million and we had no outstanding balance on this credit facility.

Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2016	2015

Cash provided by (used in) operating activities	$4,419	$(14,360)
Cash used in investing activities	(21,814)	(9,437)
Cash provided by financing activities	160,785	107,164
Net increase in cash and cash equivalents	$143,390	$83,367

Cash Flows from Operating Activities

In the nine months ended September 30, 2016, cash provided by operating activities consisted primarily of our net loss of $28.7 million adjusted for non-cash items, including $15.6 million of stock-based compensation expense, $5.3 million of depreciation and amortization expense and $11.0 million of cumulative changes in operating assets and liabilities. With respect to changes in operating assets and liabilities, accounts payable and other liabilities increased $20.9 million and deferred revenue increased $3.3 million, primarily due to increases in transaction volumes and additional accruals of sales and other taxes. Other long-term liabilities increased $9.6 million, primarily due to the $9.5 million increase in the deferred rent related to our new office lease in San Francisco, California.  These increases were partially offset by an increase in accounts receivable and prepaid expenses of $22.8 million, which resulted from the growth of our business, the timing of cash receipts from certain of our larger customers, pre-payments for cloud infrastructure fees and certain operating expenses and an $8.0 million increase related to the tenant improvement allowance under our new San Francisco, California office lease.

In the nine months ended September 30, 2015, cash used in operating activities consisted primarily of our net loss of $27.2 million adjusted for non-cash items, including $5.8 million of stock-based compensation expense, $2.8 million of depreciation and amortization expense and $4.0 million of cumulative changes in operating assets and liabilities. With respect to changes in operating assets and liabilities, accounts payable and other liabilities increased $10.7 million and deferred revenue increased $1.4 million, which was primarily due to increases in transaction volumes and additional accruals of sales and other taxes. This was offset by an increase in accounts receivable and prepaid expenses of $7.9 million, which primarily resulted from the growth of our business and the timing of cash receipts from certain of our larger customers.

Cash Flows from Investing Activities

In the nine months ended September 30, 2016, cash used in investing activities was $21.8 million, primarily consisting of a $7.4 million increase in restricted cash mainly to secure our new San Francisco, California office lease, $8.4 million of payments for capitalized software development as we continued to build new products and enhance our existing products, and a $5.3 million increase in purchases of capital assets primarily related to the leasehold improvements under our new office lease.

In the nine months ended September 30, 2015, cash used in investing activities was $9.4 million, primarily consisting of $6.1 million of payments for capitalized software development as we continued to build new products and enhance our existing products, $1.8 million of payments related to the acquisition of Authy, net of $1.2 million of cash acquired, and $1.2 million of payments related to purchases of property and equipment as we continued to expand our offices and grow our headcount to support the growth of our business.

Cash Flows from Financing Activities

In the nine months ended September 30, 2016, cash provided by financing activities was $160.8 million, primarily consisting of $160.4 million of proceeds raised in our initial public offering, net of underwriting discounts, and $4.8 million of proceeds from stock options exercises by our employees. These cash inflows were partially offset by $3.9 million of costs paid in connection with our initial public offering.

In the nine months ended September 30, 2015, cash provided by financing activities was $107.2 million, primarily consisting of $125.9 million proceeds from our sales of Series E convertible preferred stock, net of issuance expenses, and $2.0 million proceeds from stock option exercises by our employees. This was partially offset by the $20.8 million of payments made in 2015 in connection with our 2015 Repurchase.

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

Recently Issued Accounting Guidance

See Note 2 of the notes to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for a summary of recently issued and adopted accounting pronouncements

Contractual Obligations and Other Commitments

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

Item 3.                          Quantitative and Qualitative Disclosures about Market Risk

Quantitative and Qualitative Disclosures about Market Risk

We are exposed to certain market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities as follows:

Interest Rate Risk

We had cash and cash equivalents of $252.2 million as of September 30, 2016, which consisted of bank deposits and money market funds. The cash and cash equivalents are held for working capital purposes. Such interest-earning instruments carry a degree of interest rate risk. To date, fluctuations in interest income have not been significant. The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. Due to the short-term nature of our investments, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. The interest rate on our outstanding credit facility is fixed. A hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our consolidated financial statements.

Currency Exchange Risks

The functional currency of our foreign subsidiaries is the U.S. dollar. Therefore, we are exposed to foreign exchange rate fluctuations as we convert the financial statements of our foreign subsidiaries into U.S. dollars. The local currencies of our foreign subsidiaries are the British pound, the euro, the Colombian peso, the Singapore dollar and the Hong Kong dollar. Our subsidiaries remeasure monetary assets and liabilities at period-end exchange rates, while non-monetary items are remeasured at historical rates. Revenue and expense accounts are remeasured at the average exchange rate in effect during the fiscal year. If there is a change in foreign currency exchange rates, the conversion of our foreign subsidiaries’ financial statements into U.S. dollars would result in a realized gain or loss which is recorded in our consolidated statements of operations. We do not currently engage in any hedging activity to reduce our potential exposure to currency fluctuations, although we may choose to do so in the future. A hypothetical 10% change in foreign exchange rates during any of the periods presented would not have had a material impact on our consolidated financial statements.

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

Changes in Internal Control

There were no changes in our internal control over financial reporting in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this Quarterly Report on Form 10-Q that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

On April 30, 2015, Telesign Corporation, or Telesign, filed a lawsuit against us in the United States District Court, Central District of California (“Telesign I”). Telesign alleges that we are infringing three U.S. patents that it holds: U.S. Patent No. 8,462,920 (“‘920”), U.S. Patent No. 8,687,038 (“‘038”) and U.S. Patent No. 7,945,034 (“‘034”). The patent infringement allegations in the lawsuit relate to our Programmable Authentication products, our two-factor authentication use case and an API tool to find information about a phone number. We have petitioned the U.S. Patent and Trademark Office for inter partes review of the patents at issue. On March 9, 2016, the District Court stayed the court case pending the resolution of those proceedings. On June 28, 2016, the Patent and Trademark Office instituted the inter partes review of the ‘034 patent, briefing on which has now begun, including Telesign’s contingent motion to amend the ‘034 patent. On July 8, 2016, the Patent and Trademark Office denied our petition for inter partes review of the ‘920 and ‘038 patents. We subsequently petitioned for rehearing on this decision, and the request for rehearing was fully briefed by both parties on October 11, 2016.  On July 20, 2016, Telesign applied to the court to lift the stay on Telesign I. We opposed the request, and on September 15, 2016, the court denied the request to lift the stay on Telesign I.

On March 28, 2016, Telesign filed a second lawsuit against us in the United States District Court, Central District of California (“Telesign II”), alleging infringement of U.S. Patent No. 9,300,792 (“‘792”) held by Telesign. The ‘792 patent is in the same patent family as the ‘920 and ‘038 patents asserted in Telesign I, and the infringement allegations in Telesign II relate to our Programmable Authentication products and our two-factor authentication use case. On May 23, 2016, we moved to dismiss the complaint in Telesign II.  On August 3, 2016, the United States District Court, Central District of California, issued an order granting Twilio’s motion to dismiss Telesign’s complaint with leave to amend. Telesign filed an amended complaint on September 2, 2016 and we moved to dismiss the amended complaint on September 16, 2016. With respect to each of the patents asserted in Telesign I and Telesign II, the complaints seek, among other things, to enjoin us from allegedly infringing the patents along with damages for lost profits.

On February 18, 2016, a putative class action complaint was filed in the Alameda County Superior Court in California, entitled Angela Flowers v. Twilio Inc. The complaint alleges that our products permit the interception, recording and disclosure of communications at a customer’s request and are in violation of the California Invasion of Privacy Act. The complaint seeks injunctive relief as well as monetary damages. On May 27, 2016, we filed a demurrer to the complaint. On August 2, 2016, the court issued an order denying the demurrer in part and granted it in part, with leave to amend by August 18, 2016 to address any claims under California’s Unfair Competition Law. The plaintiff opted not to amend the complaint. Discovery has already begun, and will continue until August 2017, when the plaintiff must file their motion for class certification.

We intend to vigorously defend these lawsuits and believe we have meritorious defenses to each. However, litigation is inherently uncertain, and any judgment or injunctive relief entered against us or any adverse settlement could negatively affect our business, results of operations and financial condition.

In addition to the litigation discussed above, from time to time, we may be subject to legal actions and claims in the ordinary course of business. We have received, and may in the future continue to receive, claims from third parties asserting, among other things, infringement of their intellectual property rights. Future litigation may be necessary to defend ourselves, our partners and our customers by determining the scope, enforceability and validity of third-party proprietary rights, or to establish our proprietary rights. The results of any current or future litigation cannot be predicted with certainty, and regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors.

Item 1A. Risk Factors

RISK FACTORS

A description of the risks and uncertainties associated with our business is set forth below. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Quarterly Report on Form 10-Q, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our final prospectus filed pursuant to Rule 424(b) under the Securities Act of 1933, as amended, with the Securities and Exchange Commission on October 21, 2016. The risks and uncertainties described below may not be the only ones we face. If any of the risks actually occur, our business, financial condition, results of operations and prospects could be materially and adversely affected. In that event, the market price of our Class A common stock could decline.

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

We have incurred net losses in each year since our inception, including net losses of $26.9 million, $26.8 million, $35.5 million and $28.7 million in 2013, 2014 and 2015 and the nine months ended September 30, 2016, respectively. We had an accumulated deficit of $174.1 million as of September 30, 2016. We expect to continue to expend substantial financial and other resources on, among other things:

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

We have experienced substantial growth in our business since inception. For example, our headcount has grown from 507 employees as of September 30, 2015 to 676 employees as of September 30, 2016. In addition, we have been rapidly expanding our international operations. Our international headcount grew from 63 employees as of September 30, 2015 to 103 employees as of September 30, 2016. We expect to continue to expand our international operations in the future. We have also experienced significant growth in the number of customers, usage and amount of data that our platform and associated infrastructure support. This growth has placed and may continue to place significant demands on our corporate culture, operational infrastructure and management.

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

•                  our ability to attract and retain enterprises and international organizations as customers;

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

•                  changes in laws, regulations or regulatory enforcement, in the United States or internationally, that impact our ability to market, sell or deliver our products;

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

In 2013, 2014 and 2015 and the nine months ended September 30, 2016, we derived 9%, 12%, 14% and 15% of our revenue, respectively, from customer accounts located outside the United States. The future success of our business will depend, in part, on our ability to expand our customer base worldwide. While we have been rapidly expanding our sales efforts internationally, our experience in selling our products outside of the United States is limited. Furthermore, our developer-first business model may not be successful or have the same traction outside the United States. As a result, our investment in marketing our products to these potential customers may not be successful. If we are unable to increase the revenue that we derive from international customers, then our business, results of operations and financial condition may be adversely affected.

We are in the process of expanding our international operations, which exposes us to significant risks.

We are continuing to expand our international operations to increase our revenue from customers outside of the United States as part of our growth strategy. Our international headcount grew from 63 employees as of September 30, 2015 to 103 employees as of September 30, 2016. We expect, in the future, to open additional foreign offices and hire employees to work at these offices in order to reach new customers and gain access to additional technical talent. Operating in international markets requires significant resources and management attention and will subject us to regulatory, economic and political risks in addition to those we already face in the United States. Because of our limited experience with international operations as well as developing and managing sales in international markets, our international expansion efforts may not be successful.

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

In 2013, 2014, 2015 and the nine months ended September 30, 2016, our 10 largest Active Customer Accounts generated an aggregate of 30%, 28%, 32% and 31% of our revenue, respectively.  In addition, a significant portion of our revenue comes from two customers, one of which is a Variable Customer Account.

In 2013, 2014, 2015 and the nine months ended September 30, 2016, WhatsApp, a Variable Customer Account, accounted for 11%, 13%, 17% and 10% of our revenue, respectively.  WhatsApp uses our Programmable Voice products and Programmable Messaging products in its applications to verify new and existing users on its service. Our Variable Customer Accounts, including WhatsApp, do not have long-term contracts with us and may reduce or fully terminate their usage of our products at any time without notice, penalty or termination charges. In addition, the usage of our products by WhatsApp and other Variable Customer Accounts may change significantly between periods.

A second customer accounted for less than 10% of our revenue in each of 2013, 2014 and 2015, and accounted for 13% of our revenue in the nine months ended September 30, 2016.  This customer uses our Programmable Messaging products and Programmable Voice products. Although this customer has entered into a minimum commitment contract with us, its usage historically has significantly exceeded the minimum revenue commitment in its contract, and it could significantly reduce its usage of our products without notice or penalty.

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

Our success depends, in part, on our ability to protect our brand and the proprietary methods and technologies that we develop under patent and other intellectual property laws of the United States and foreign jurisdictions so that we can prevent others from using our inventions and proprietary information. As of September 30, 2016, we had four trademarks registered in the United States and 15 trademarks registered in foreign jurisdictions. In addition, as of September 30, 2016, in the United States, we had been issued 51 patents, which expire between 2029 and 2035, and had 44 patent applications pending for examination and 11 pending provisional applications. As of such date, we also had 6 issued patents and 8 patent applications pending for examination in foreign jurisdictions, all of which are related to U.S. patents and patent applications. There can be no assurance that additional patents will be issued or that any patents that have been issued or that may be issued in the future will provide significant protection for our intellectual property. If we fail to protect our intellectual property rights adequately, our competitors might gain access to our technology and our business, results of operations and financial condition may be adversely affected.

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

Any acquisition, including our acquisition of Authy and our proposed acquisition of the proprietary WebRTC media processing technologies built by the team behind the Kurento Open Source Project, investment or business relationship may result in unforeseen operating difficulties and expenditures. In particular, we may encounter difficulties assimilating or integrating the businesses, technologies, products, personnel or operations of the acquired companies, particularly if the key personnel of the acquired company choose not to work for us, their products or services are not easily adapted to work with our platform, or we have difficulty retaining the customers of any acquired business due to changes in ownership, management or otherwise. Acquisitions may also disrupt our business, divert our resources and require significant management attention that would otherwise be available for development of our existing business. Moreover, the anticipated benefits of any acquisition, investment or business relationship may not be realized or we may be exposed to unknown risks or liabilities.

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

We are undergoing an audit in one jurisdiction and may be subject to additional scrutiny from state tax authorities in these or other jurisdictions and may have additional exposure related to our historic operations. Furthermore, certain jurisdictions in which we do not collect such taxes may assert that such taxes are applicable, which could result in tax assessments, penalties and interest, and we may be required to collect such taxes in the future. Such tax assessments, penalties and interest or future requirements may adversely affect our business, results of operations and financial condition.

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

We generally conduct our global operations through subsidiaries and report our taxable income in various jurisdictions worldwide based upon our business operations in those jurisdictions. In particular, our intercompany relationships are subject to complex transfer pricing regulations administered by taxing authorities in various jurisdictions. Also, our tax expense could be affected depending on the applicability of withholding and other taxes (including withholding and indirect taxes on software licenses and related intercompany transactions) under the tax laws of certain jurisdictions in which we have business operations. The relevant revenue and taxing authorities may disagree with positions we have taken generally, or our determinations as to the value of assets sold or acquired or income and expenses attributable to specific jurisdictions. If such a disagreement were to occur, and our position were not sustained, we could be required to pay additional taxes, interest and penalties, which could result in one-time tax charges, higher effective tax rates, reduced cash flows and lower overall profitability of our operations.

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

As of December 31, 2015, we had federal and state net operating loss carryforwards, or NOLs, of $80.1 million and $35.6 million, respectively, due to prior period losses. In general, under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change” (generally defined as a greater than 50-percentage-point cumulative change (by value) in the equity ownership of certain stockholders over a rolling three-year period) is subject to limitations on its ability to utilize its pre-change NOLs to offset post-change taxable income. Our existing NOLs may be subject to limitations arising from previous ownership changes, and if we undergo an ownership change, our ability to utilize NOLs could be further limited by Section 382 of the Code. Future changes in our stock ownership, some of which may be outside of our control, could result in an ownership change under Section 382 of the Code. There is also a risk that due to regulatory changes, such as suspensions on the use of NOLs, or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to offset future income tax liabilities. For these reasons, we may not be able to realize a tax benefit from the use of our NOLs, even if we attain profitability.

If our estimates or judgments relating to our critical accounting policies prove to be incorrect, our results of operations could be adversely affected.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities and equity, and the amount of revenue and expenses that are not readily apparent from other sources. Significant assumptions and estimates used in preparing our consolidated financial statements include those related to revenue recognition, capitalized internal-use software costs, other non-income taxes, business combination and valuation of goodwill and purchased intangible assets and stock-based compensation. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of securities analysts and investors, resulting in a decline in the trading price of our Class A common stock.

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

The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. Our disclosure controls and other procedures are designed to ensure that information required to be disclosed by us in the reports that we file with the SEC is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that information required to be disclosed in reports under the Exchange Act is accumulated and communicated to our principal executive and financial officers, and we continue to evaluate how to improve controls. We are also continuing to improve our internal control over financial reporting. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, we have expended, and anticipate that we will continue to expend, significant resources, including accounting-related costs and significant management oversight.

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

We review our intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. As of September 30, 2016, we carried a net $4.1 million of goodwill and intangible assets related to our acquisition of Authy. An adverse change in market conditions, particularly if such change has the effect of changing one of our critical assumptions or estimates, could result in a change to the estimation of fair value that could result in an impairment charge to our goodwill or intangible assets. Any such charges may adversely affect our results of operations.

We are an “emerging growth company” and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our Class A common stock less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act, and take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We may take advantage of these exemptions for so long as we are an “emerging growth company.”  We cannot predict if investors will find our Class A common stock less attractive because we will rely on these exemptions. If some investors find our Class A common stock less attractive as a result, there may be a less active trading market for our Class A common stock and the trading price of our Class A common stock may be more volatile.

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

Risks Related to Ownership of Our Class A Common Stock

The trading price of our Class A common stock has been volatile and may continue to be volatile, and you could lose all or part of your investment.

Prior to our initial public offering, there was no public market for shares of our Class A common stock. On June 23, 2016, we sold shares of our Class A common stock to the public at $15.00 per share. From June 23, 2016, the date that our Class A common stock started trading on the New York Stock Exchange, through October 31, 2016, the trading price of our Class A common stock has ranged from $15.00 per share to $70.96 per share. The trading price of our Class A common stock may continue to fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

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

A substantial portion of the outstanding shares of our Class A and Class B common stock are restricted from immediate resale, but may be sold on a stock exchange in the near future. The large number of shares eligible for public sale or subject to rights requiring us to register them for public sale could depress the market price of our Class A common stock.

The market price of our Class A common stock could decline as a result of sales of a large number of shares of our Class A common stock in the market, and the perception that these sales could occur may also depress the market price of our Class A common stock. We have a total of 84,518,098 share of our Class A and Class B common stock outstanding as of September 30, 2016. Of these shares, the Class A common stock sold in our initial public offering is freely tradable in the United States, except for any shares purchased by our “affiliates” as defined in Rule 144 under the Securities Act of 1933. Our executive officers, directors and the holders of substantially all of our capital stock have entered into market standoff agreements with us and have entered into lock-up agreements with the underwriters of our initial public offering under which they have agreed, subject to specific exceptions, not to sell any of our stock for 180 days following the date of the final prospectus used in connection with our initial public offering. In addition, our executive officers, directors and selling stockholders in our follow-on public offering entered into lock-up agreements with the underwriters under which they have agreed, subject to specific exceptions, not to sell any of our stock for 90 days following the date of the final prospectus used in connection with such public offering. After the expiration of these lock up periods, these shares may be sold in the public market in the United States, subject to prior registration in the United States, if required, or reliance upon an exemption from United States registration, including, in the case of shares held by affiliates or control persons, compliance with the volume restrictions of Rule 144.

In addition, following the closing of our follow-on public offering on October 26, 2016, stockholders owning an aggregate of up to 62,483,202 shares will be entitled, under contracts providing for registration rights, to require us to register shares owned by them for public sale in the United States.

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

The dual class structure of our common stock has the effect of concentrating voting control with those stockholders who held our capital stock prior to the completion of our initial public offering, including our directors, executive officers and significant stockholders and their respective affiliates who will hold in the aggregate 61.3% of the voting power of our capital stock as of October 18, 2016, as adjusted for the shares sold by such holders in our follow-on public offering. This limits or precludes your ability to influence corporate matters, including the election of directors, amendments of our organizational documents and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval.

Our Class B common stock has 10 votes per share, and our Class A common stock has one vote per share. As of October 18, 2016, our directors, executive officers and holders of more than 5% of our common stock, and their respective affiliates, hold in the aggregate 61.3% of the voting power of our capital stock, as adjusted for the shares sold by such holders in our follow-on public offering. Because of the 10-to-one voting ratio between our Class B common stock and Class A common stock, the holders of our Class B common stock collectively will continue to control a majority of the combined voting power of our common stock and therefore be able to control all matters submitted to our stockholders for approval until the earlier of (i)  June 22, 2023, or (ii) the date the holders of two-thirds of our Class B common stock elect to convert the Class B common stock to Class A common stock. This concentrated control limits or preclude your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

From July 1, 2016 through September 30, 2016, we issued and sold to our employees, consultants and other service providers an aggregate of unregistered 103,450 shares of common stock upon the exercise of options under our 2008 Plan at exercise prices ranging from $1.25 to $7.78 per share, for an aggregate exercise price of $0.5 million.

Use of Proceeds from Public Offering of Class A Common Stock

In June 2016, we closed our initial public offering, in which we sold 11,500,000 shares of Class A common stock at a price to the public of $15.00 per share, including shares sold in connection with the exercise of the underwriters’ option to purchase additional shares. The offer and sale of all of the shares in the IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-211634), which was declared effective by the SEC on June 22, 2016. We raised $155.5 million in net proceeds after deducting underwriting discounts and commissions of $12.1 million and offering expenses of $4.9 million. No payments were made by us to directors, officers or persons owning 10 percent or more of our capital stock or to their associates, or to our affiliates, other than payments in the ordinary course of business to officers for salaries. There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus filed with the SEC on June 23, 2016 pursuant to Rule 424(b). We invested the funds received in accordance with our board approved investment policy, which provides for investments in obligations of the U.S. government, money market instruments, registered money market funds and corporate bonds. The managing underwriters of our IPO were Goldman, Sachs & Co. and J.P. Morgan Securities LLC.

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

Twilio Inc.

Date: November 7, 2016	/s/ JEFFREY LAWSON
Jeffrey Lawson
Chief Executive Officer
(Principal Executive Officer)

Date: November 7, 2016	/s/ LEE KIRKPATRICK
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