Form 10-K
period 2016-12-31
TWILIO INC
filed 2017-02-22
CIK 1447669

Use these links to rapidly review the document

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934
For the fiscal year ended December 31, 2016
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 001-37806

Twilio Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	26-2574840 (I.R.S. Employer Identification Number)

375 Beale Street, Suite 300
San Francisco, California 94105
(Address of principal executive offices) (Zip Code)

(415) 390-2337
(Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:

Title of each class	(Name of each exchange on which registered)
Class A Common Stock, par value $0.001 per share	The New York Stock Exchange

          Securities registered pursuant to Section 12(g) of the Act: None

          Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act: Yes ☐    No ☒

          Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act: Yes ☐    No ☒

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

          Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

          The aggregate market value of stock held by non-affiliates as of June 30, 2016, was $422.4 million based upon $36.50 per share, the closing price for such date on the New York Stock Exchange.

          On January 31, 2017, the registrant had 51,571,092 shares of Class A common stock and 35,962,651 shares of Class B common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the registrant's definitive Proxy Statement for the 2017 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant's fiscal year ended December 31, 2016.

Twilio Inc.

Annual Report on Form 10-K

For the Fiscal Year Ended December 31, 2016

Special Note Regarding Forward-Looking Statements

        This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as "may," "will," "should," "expects," "plans," "anticipates," "could," "intends," "target," "projects," "contemplates," "believes," "estimates," "predicts," "potential" or "continue" or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to, statements about:

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

  •
  our ability to form new and expand existing partnerships with independent software vendors and system integrators;

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

        We caution you that the foregoing list may not contain all of the forward-looking statements made in this Annual Report on Form 10-K.

        You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Annual Report on Form 10-K primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations and prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors described in the section titled "Risk Factors" and elsewhere in this Annual Report on Form 10-K. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Annual Report on Form 10-K. We cannot assure you that the results, events and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.

        The forward-looking statements made in this Annual Report on Form 10-K relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this Annual Report on Form 10-K to reflect events or circumstances after the date of this Annual Report on Form 10-K or to reflect new information or the occurrence of unanticipated events, except as required by law. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make.

PART I

Item 1.    Business

Overview

        Software developers are reinventing nearly every aspect of business today. Yet as developers, we repeatedly encountered an area where we could not innovate—communications. Because communication is a fundamental human activity and vital to building great businesses, we wanted to incorporate communications into our software applications, but the barriers to innovation were too high. Twilio was started to solve this problem.

        We believe the future of communications will be written in software, by the developers of the world—our customers. By empowering them, our mission is to fuel the future of communications.

        Cloud platforms are a new category of software that enable developers to build and manage applications without the complexity of creating and maintaining the underlying infrastructure. These platforms have arisen to enable a fast pace of innovation across a range of categories, such as computing and storage. We are the leader in the Cloud Communications Platform category. We enable developers to build, scale and operate real-time communications within software applications.

        Our developer-first platform approach consists of three things: our Programmable Communications Cloud, Super Network and Business Model for Innovators. Our Programmable Communications Cloud software enables developers to embed voice, messaging, video and authentication capabilities into their applications via our simple-to-use Application Programming Interfaces, or APIs. We do not aim to provide complete business solutions, rather our Programmable Communications Cloud offers flexible building blocks that enable our customers to build what they need. The Super Network is our software layer that allows our customers' software to communicate with connected devices globally. It interconnects with communications networks around the world and continually analyzes data to optimize the quality and cost of communications that flow through our platform. Our Business Model for Innovators empowers developers by reducing friction and upfront costs, encouraging experimentation and enabling developers to grow as customers as their ideas succeed.

        We had 36,606 Active Customer Accounts as of December 31, 2016, representing organizations big and small, old and young, across nearly every industry, with one thing in common: they are competing by using the power of software to build differentiation through communications. With our platform, our customers are disrupting existing industries and creating new ones. For example, our customers have reinvented hired transportation by connecting riders and drivers, with communications as a critical part of each transaction. Our customers' software applications use our platform to notify a diner when a table is ready, a traveler when a flight is delayed or a shopper when a package has shipped. The range of applications that developers build with the Twilio platform has proven to be nearly limitless.

        Our goal is for Twilio to be in the toolkit of every software developer in the world. Because big ideas often start small, we encourage developers to experiment and iterate on our platform. We love when developers explore what they can do with Twilio, because one day they may have a business problem that they will use our products to solve.

        As our customers succeed, we share in their success through our usage-based revenue model. Our revenue grows as customers increase their usage of a product, extend their usage of a product to new applications or adopt a new product. We believe the most useful indicator of this increased activity from our existing customer accounts is our Dollar-Based Net Expansion Rate, which was 161% and 155% for the years ended December 31, 2016 and 2015, respectively. See the section titled "Management's Discussion and Analysis of Financial Condition and Results of Operations—Key Business Metrics—Dollar-Based Net Expansion Rate."

Our Platform Approach

        Twilio's mission is to fuel the future of communications. We enable developers to build, scale and operate real-time communications within software applications.

        We believe every application can be enhanced through the power of communication. Over time, we believe that all of our communications that do not occur in person will be integrated into software applications. Our platform approach enables developers to build this future.

        Our Programmable Communications Cloud, Super Network and Business Model for Innovators work together to create value for our customers and a competitive advantage for our company.

Our Programmable Communications Cloud

        Our Programmable Communications Cloud provides a range of products that enables developers to embed voice, messaging, video and authentication capabilities into their applications. Our easy-to-use developer APIs provide a programmatic channel to access our software. Developers can utilize our intuitive programming language, TwiML, to specify application functions such as <Dial>, <Record> and <Play>, leveraging our software to manage the complexity of executing the specified functions.

        Our Programmable Communications Cloud consists of software products that can be used individually or in combination to build rich contextual communications within applications. We do not aim to provide complete business solutions, rather our Programmable Communications Cloud offers flexible building blocks that enable our customers to build what they need. Our Programmable Communications Cloud includes:

  •
  Programmable Voice.  Our Programmable Voice software products allow developers to build solutions to make and receive phone calls globally, and incorporate advanced voice functionality such as text-to-speech, conferencing, recording and transcription. Programmable Voice, through our advanced call control software, allows developers to build customized applications that address use cases such as contact centers, call tracking and analytics solutions and anonymized communications.

  •
  Programmable Messaging.  Our Programmable Messaging software products allow developers to build solutions to send and receive text messages globally, and incorporate advanced messaging functionality such as emoji, picture messaging and localized languages. Our customers use Programmable Messaging, through software controls, to power use cases, such as appointment reminders, delivery notifications, order confirmations and customer care.

  •
  Programmable Video.  Our recently introduced Programmable Video software products enable developers to build next-generation mobile and web applications with embedded video, including for use cases such as customer care, collaboration and physician consultations.

  •
  Use Case APIs.  While developers can build a broad range of applications on our platform, certain use cases are more common. Our Use Case APIs build upon the above products to offer more fully implemented functionality for a specific purpose, such as two-factor authentication, thereby saving developers significant time in building their applications.

        Using our software, developers, including our Solution Partner customers, are able to incorporate communications into applications that span a range of industries and functionalities.

  Common Use Cases

  •
  Anonymous Communications.  Enabling users to have a trusted means of communications where they prefer not to share private information like their telephone number. Examples include conversations between drivers and riders or texting after meeting through a dating website.

  •
  Alerts and Notifications.  Alerting a user that an event has occurred, such as when a table is ready, a flight is delayed or a package is shipped.

  •
  Contextual Support.  Improving customer care with voice, messaging and video capabilities that integrate with other systems to add context, such as a caller's support ticket history or present location.

  •
  Call Tracking.  Using phone numbers to provide detailed analytics on phone calls to measure the effectiveness of marketing campaigns or lead generation activities in a manner similar to how web analytics track and measure online activity.

  •
  Mobile Marketing.  Integrating messaging with marketing automation technology, allowing organizations to deliver targeted and timely contextualized communications to consumers.

  •
  User Security.  Verifying user identity through two-factor authentication prior to log-in or validating transactions within an application's workflow. This adds an additional layer of security to any application.

  •
  Twilio For Good.  Partnering with nonprofit organizations through Twilio.org, to use the power of communications to help solve social challenges, such as an SMS hotline to fight human trafficking, an emergency volunteer dispatch system and appointment reminders for medical visits in developing nations.

  Uncommon Use Cases

        Our developers continually impress us with what they are able to build using our platform. In addition to our common use cases, we have a number of uncommon use cases that demonstrate the versatility of our platform and the creativity of our developer community.

  •
  Magic Routines.  Doug McKenzie is making magic new again by using his audience's own phones to perform classic street illusions. Audience members select a card, put it in their pocket without looking at it, and then text Doug's Twilio app which tells them their card correctly, every single time.

  •
  Robocall Firewall.  Aaron Foss turned a weekend project with Twilio's products into a service that won the FTC's first Robocall Challenge and then blocked over 15.1 million robocalls in 2014. He anonymized and printed out each call blocked in 2014, and brought the reams of paper with him to the FCC to show the extent of robocalling.

  •
  Music Fan Engagement.  Grammy-winning musicians have utilized Twilio's platform to interact with fans by sharing lyrics, new releases and insights via voice recordings, text messages and videos.

  •
  Parkinson's Voice Initiative.  A team of mathematicians and clinicians have devised a system using Twilio that allows a person to call a number that records his or her voice to assist in identifying individuals that may have Parkinson's disease, potentially enabling early detection for those affected.

  Our Super Network

        Our Programmable Communications Cloud is built on top of our global software layer, which we call our Super Network. Our Super Network interfaces intelligently with communications networks globally. We do not own any physical network infrastructure. We use software to build a high performance network that optimizes performance for our customers. Our Super Network breaks down the geopolitical boundaries and scale limitations of the physical network infrastructure.

        Our platform has global reach, consisting of 26 cloud data centers in eight regions. We interconnect those cloud data centers with network service providers around the world, giving us redundant means to reach users globally. These distributed data centers also allow our software to run in close proximity to end users and network service providers to minimize latency. Our Super Network interconnects with network service providers around the world, including carriers, mobile network operators and real-time data information service providers. When our customers use our products, the communications are transmitted through one or more of the network service providers that are connected to our Super Network. Our proprietary technology selects which network service providers to use and routes the communications in order to optimize the quality and cost of the communications across our product offerings. In addition, a very small number of customers have chosen to use certain Programmable Voice products to build one or more applications that augment their existing communications infrastructure and operate through their own network service providers. We are continually adding new network service provider relationships as we scale, and we are not dependent upon any single network service provider to conduct our business. We are continually adding new network service provider relationships as we scale.

        Our Super Network analyzes massive volumes of data from end users, their applications and the communications networks to optimize our customers' communications for quality and cost. With every new message and call, our Super Network becomes more robust, intelligent and efficient, enabling us to provide better performance at lower prices to our customers. Our Super Network's sophistication becomes increasingly difficult for others to replicate over time.

        Our Super Network analyzes massive volumes of data from end users, their applications and the communications networks to optimize our customers' communications for quality and cost. With every new message and call, our Super Network becomes more robust, intelligent and efficient, enabling us to provide better performance at lower prices to our customers. Our Super Network's sophistication becomes increasingly difficult for others to replicate over time.

  Our Business Model for Innovators

        Our goal is to include Twilio in the toolkit of every developer in the world. Because big ideas often start small, developers need the freedom and tools to experiment and iterate on their ideas.

        In order to empower developers to experiment, our developer-first business model is low friction, eliminating the upfront costs, time and complexity that typically hinder innovation. Developers can begin building with a free trial. They have access to self-service documentation and free customer support to guide them through the process. Once developers determine that our software meets their needs, they can flexibly increase consumption and pay based on usage. In short, we acquire developers like consumers and enable them to spend like enterprises.

Our Growth Strategy

        We are the leader in the Cloud Communications Platform category based on revenue, market share and reputation, and intend to continue to set the pace for innovation. We will continue to invest aggressively in our platform approach, which prioritizes increasing our reach and scale. We intend to pursue the following growth strategies:

  •
  Continue Significant Investment in our Technology Platform.  We will continue to invest in building new software capabilities and extending our platform to bring the power of contextual communications to a broader range of applications, geographies and customers. We have a substantial research and development team, comprising 53% of our headcount as of December 31, 2016. Additionally, we were recently awarded an ISO 27001 certification, a widely recognized and internationally accepted set of information security standards that identifies requirements for a comprehensive Information Security Management System, and defines how organizations should manage and handle information in a secure manner, including appropriate security controls.

  •
  Grow Our Developer Community and Accelerate Adoption.  We will continue to enhance our relationships with developers globally and seek to increase the number of developers on our platform. As of December 31, 2016, we had 36,606 Active Customer Accounts and well over one million registered developer accounts registered on our platform. In addition to adding new developers, we believe there is significant opportunity for revenue growth from developers who have already registered accounts with us but who have not yet built their software applications with us, or whose applications are in their infancy and will grow with Twilio into an Active Customer Account.

  •
  Increase Our International Presence.  Our platform operates in over 180 countries today, making it as simple to communicate from São Paulo as it is from San Francisco. Customers outside the United States are increasingly adopting our platform, and for the year ended December 31, 2016, revenue from international customer accounts accounted for 16% of our total revenue. We are investing to meet the requirements of a broader range of global developers and enterprises. We plan to grow internationally by expanding our operations outside of the United States and collaborating with international strategic partners.

  •
  Expand Focus on Enterprises.  We plan to drive greater awareness and adoption of Twilio from enterprises across industries. We intend to increase our investment in sales and marketing to meet evolving enterprise needs globally, in addition to extending our enterprise-focused use cases and platform capabilities, including our recently-launched Twilio Enterprise Plan. Additionally, we believe there is significant opportunity to expand our relationships with existing enterprise customers.

  •
  Further Enable Solution Partner Customers.  We have relationships with a number of Solution Partner customers that embed our products in the solutions that they sell to other businesses. We intend to expand our relationships with existing Solution Partner customers and to add new Solution Partner customers. We plan to invest in a range of initiatives to encourage increased collaboration with, and generation of revenue from, Solution Partner customers.

  •
  Expand ISV Development Platform and SI Partnerships.  We have started developing relationships with independent software vendor (ISV) development platforms and system integrators, or SIs. ISV development platforms integrate Twilio to extend the functionality of their platforms, which expands our reach to a broader range of customers. SIs provide consulting and development services for organizations that have limited software development expertise to build our platform into their software applications. We generate revenue through our relationships with ISV development platforms and SIs when our products are used within the software or applications into which they are integrated by ISV development platforms and SIs. We do not share usage-based revenue with ISV development platforms or SIs, nor do we pay them to include our products in their offerings. We intend to continue to invest in and develop the ecosystem for our solutions in partnership with ISV development platforms and SIs to accelerate awareness and adoption of our platform.

  •
  Selectively Pursue Acquisitions and Strategic Investments.  We may selectively pursue acquisitions and strategic investments in businesses and technologies that strengthen our platform. In February 2015, we acquired Authy, a leading provider of authentication-as-a-service for large-scale applications. With the integration of Authy, we now provide a cloud-based API to seamlessly embed two-factor authentication and phone verification into any application. In November 2016, we acquired the proprietary WebRTC media processing technologies built by the team behind the Kurento Open Source Project. The Kurento Media Server capabilities, including large group communications, transcoding, recording and advanced media processing, has been integrated into Twilio Programmable Video.

Our Values and Leadership Principles

        Our core values, called our "Nine Values," are at the center of everything that we do. As a company built by developers for developers, these values guide us to work in a way that exemplifies many attributes of the developer ethos. These are not mere words on the wall. We introduce these values to new hires upon joining our company, and we continually weave these values into everything we do. Our values provide a guide for the way our teams work, communicate, set goals and make decisions.

        We believe leadership is a behavior, not a position. In addition to our values, we have articulated the leadership traits we all strive to achieve. Our leadership principles apply to every Twilion, not just managers or executives, and provide a personal growth path for employees in their journeys to become better leaders.

        The combination of our Nine Values and our leadership principles has created a blueprint for how Twilions worldwide interact with customers and with each other, and for how they respond to new challenges and opportunities.

Twilio.org

        We believe we can create greater social good through better communications. Through Twilio.org, which is a part of our company and not a separate legal entity, we donate and discount our products to nonprofits, who use our products to engage their audience, expand their reach and focus on making a meaningful change in the world. Twilio.org's mission is to send a billion messages for good. To that end, we have reserved 780,397 shares of our Class A common stock to fund and support operations of Twilio.org, which represented 1% of our outstanding capital stock on the date it was approved by our board of directors. In our follow-on public offering, we sold 100,000 shares of Class A common stock to fund and support the operations of Twilio.org, and the number of remaining reserved shares was reduced accordingly to 680,397.

Our Products

        Our Programmable Communications Cloud consists of software for voice, messaging, video and authentication that empowers developers to build applications that can communicate with connected devices globally. We do not aim to provide complete business solutions, rather our Programmable Communications Cloud offers flexible building blocks that enable our customers to build what they need.

  Programmable Voice

        Our Programmable Voice software products allow developers to build solutions to make and receive phone calls globally, and incorporate advanced voice functionality such as text-to-speech, conferencing, recording and transcription. Programmable Voice, through our advanced call control software, allows developers to build customized applications that address use cases such as contact centers, call tracking and analytics solutions and anonymized communications. Our voice software works over both the traditional public switch telephone network, as Twilio Voice, and over Internet Protocol, as Twilio Client. Programmable Voice includes:

  •
  Twilio Voice.  Initiate, receive and manage phone calls globally.

  •
  Twilio Client Web.  Initiate, receive and control calls between web browsers and landlines or mobile phones.

  •
  Twilio Client Mobile.  Embed IP voice calling into native Apple iOS and Google Android apps.

  •
  Call Recording.  Securely record, store, transcribe and retrieve voice calls in the cloud.

  •
  Global Conference.  Integrate audio conferencing that intelligently routes calls through cloud data centers in the closest of six geographic regions to reduce latency. Scales from Basic, for a limited number of participants, to Epic, for an unlimited number of participants.

  •
  Instant Phone Number Provisioning.  Acquire local, national, mobile and toll-free phone numbers on demand in over 50 countries and connect them into the customers' applications.

  •
  Elastic SIP Trunking.  Connect legacy applications over IP infrastructure to our Super Network with globally-available phone numbers and pay-as-you-go pricing.

  •
  Interconnect.  Connect privately to Twilio to enable enterprise grade security and quality of service for Twilio Voice and Elastic SIP Trunking.

        We charge on a per-minute or per-phone-number basis for most of our Programmable Voice products.

  Programmable Messaging

        Our Programmable Messaging software products allow developers to build solutions to send and receive text messages globally, and incorporate advanced messaging functionality such as emoji, picture messaging and localized languages. Our customers use Programmable Messaging, through software controls, to power use cases, such as appointment reminders, delivery notifications, order confirmations and customer care. We offer messaging over long-code numbers, short-code numbers, messaging apps such as Facebook Messenger and over IP through our Android, iOS and JavaScript software development kits. Programmable Messaging includes:

  •
  Twilio SMS.  Programmatically send, receive and track SMS messages around the world, supporting localized languages in nearly every market.

  •
  Twilio MMS.  Exchange picture messages and more over U.S. and Canadian phone numbers from customer applications with built-in image transcoding and media storage.

  •
  Copilot.  Intelligent software layer that handles tasks, such as dynamically sending messages from a phone number that best matches the geographic location of the recipient based on a global pool of numbers.

  •
  Programmable Chat.  Deploy contextual, in-app messaging at global scale.

  •
  Short Codes.  A five to seven digit phone number in the United States, Canada and the United Kingdom used to send and receive a high-volume of messages per second.

  •
  Messaging App Integration.  Programmatically send, receive and track messages to messaging apps such as Facebook Messenger and Viber globally.

  •
  Toll-Free SMS.  Send and receive text messages with the same toll-free number used for voice calls in the United States and Canada.

  •
  Instant Phone Number Provisioning.  Acquire local, national, mobile and toll-free phone numbers on demand in over 50 countries and connect them into the customers' applications.

        We charge on a per-message or per-phone-number basis for most of our Programmable Messaging products.

  Programmable Video

        Our recently introduced Programmable Video software products enable developers to build next-generation mobile and web applications with embedded video, including for use cases such as customer care, collaboration and physician consultations. Programmable Video includes:

  •
  Twilio Video.  Create rich, multi-party video experiences in applications powered by a global cloud infrastructure for peer-to-peer calls.

  •
  Network Traversal.  Provide low-latency, cost-effective and reliable Session Traversal Utilities for NAT (STUN) and Traversal Using Relay for NAT (TURN) capabilities distributed across five continents. This functionality allows developers to initiate peer-to-peer video session across any internet-connected device globally.

        In November 2016, we acquired the proprietary WebRTC media processing technologies built by the team behind the Kurento Open Source Project. The Kurento Media Server capabilities, including large group communications, transcoding, recording and advanced media processing, has been integrated into Twilio Programmable Video.

        We charge on a per-connected-endpoint, per-active-endpoint and per-gigabit basis for our Programmable Video products.

  Use Case APIs

        While developers can build a broad range of applications on our platform, certain use cases are more common. Our Use Case APIs build upon the above products to offer more fully implemented functionality for a specific purpose, such as two-factor authentication, thereby saving developers significant time in building their applications. The following are common uses cases for our Use Case APIs:

  Programmable Authentication

        Identity and communications are closely linked, and this is a critical business need for our customers. Using our two-factor authentication APIs, developers can add an extra layer of security to their applications with second-factor passwords sent to a user's phone via SMS, voice or push notifications. Our Programmable Authentication products include:

  •
  Authy SoftToken.  Users authenticate with a dynamic seven-digit code available from the Authy app on their registered mobile phone, desktop or Apple Watch.

  •
  Authy OneTouch.  Users receive push notifications to approve or deny an authentication request with a simple "yes" or "no" response on their registered smartphone.

  •
  Authy OneCode.  Users authenticate with a unique code delivered to their registered phone number via SMS or voice automated phone call.

  TaskRouter

        A software product that enables intelligent multi-task routing in contact centers to optimize workflows, such as routing a call to an available agent. A task can be a phone call, SMS, lead, support ticket or even machine learning from a connected device.

        We charge on a per-use basis for most of our Use Case APIs.

  Add-on Marketplace

        Launched in May 2016, our Add-on Marketplace allows third parties to integrate their capabilities directly into our Cloud Communications Platform. This capability allows us to further leverage our community to provide new and differentiated functionality for our customers, while also opening up a new market for our partners.

        We share in the revenue generated by our partners for their solutions sold through our Add-on Marketplace.

Our Employees

        As of December 31, 2016, we had a total 730 employees, including 125 employees located outside the United States. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We have not experienced any work stoppages, and we consider our relations with our employees to be good.

Research and Development

        Our research and development efforts are focused on ensuring that our platform is resilient and available to our customers at any time, and on enhancing our existing products and developing new products.

        Our research and development organization is built around small development teams. Our small development teams foster greater agility, which enables us to develop new, innovative products and make rapid changes to our infrastructure that increase resiliency and operational efficiency. Our development teams designed, built and continue to expand our Programmable Communications Cloud, which enables developers to embed voice, messaging, video and authentication capabilities into their applications. Our development teams have also designed, built and continue to expand the software infrastructure that we have deployed to create our Super Network.

        As of December 31, 2016, we had 390 employees in our research and development organization. We intend to continue to invest in our research and development capabilities to extend our platform and bring the power of contextual communications to a broader range of applications, geographies and customers. Our research and development expenses for the years ended December 31, 2016, 2015 and 2014 were $77.9 million, $42.6 million and $21.8 million, respectively.

Sales and Marketing

        Our sales and marketing teams work together closely to drive awareness and adoption of our platform, accelerate customer acquisition and generate revenue from customers.

        Our go-to-market model is primarily focused on reaching and serving the needs of developers. We are a pioneer of developer evangelism and education and have cultivated a large global developer community. We reach developers through community events and conferences, including our SIGNAL developer conference, to demonstrate how every developer can create differentiated applications incorporating communications using our products.

        Once developers are introduced to our platform, we provide them with a low-friction trial experience. By accessing our easy-to-configure APIs, extensive self-service documentation and customer support team, developers can build our products into their applications and then test such applications during an initial free trial period that we provide. Once they have decided to use our products beyond the initial free trial period, customers provide their credit card information and only pay for the actual usage of our products. Our self-serve pricing matrix is publicly available and it allows for customers to receive automatic tiered discounts as their usage of our products increases. As customers' use of our products grows larger, some enter into negotiated contracts with terms that dictate pricing, and typically include some level of minimum revenue commitments. Historically, we have acquired the substantial majority of our customers through this self-service model. As customers expand their usage of our platform, our relationships with them often evolve to include business leaders within their organizations. Once our customers reach a certain spending level with us, we support them with account managers or customer success advocates to ensure their satisfaction and expand their usage of our products.

        When potential customers do not have the available developer resources to build their own applications, we refer them to our Solution Partners, who embed our products in their solutions that they sell to other businesses, such as contact centers and sales force and marketing automation.

        We also supplement our self-service model with a sales effort aimed at engaging larger potential customers, strategic leads and existing customers through an enterprise sales approach. We have supplemented this sales effort with a new product launch, our Twilio Enterprise Plan, which provides new capabilities for advanced security, access management and granular administration. Our sales organization targets technical leaders and business leaders who are seeking to leverage software to drive competitive differentiation. As we educate these leaders on the benefits of developing applications incorporating our products to differentiate their business, they often consult with their developers regarding implementation. We believe that developers are often advocates for our products as a result of our developer-focused approach. Our sales organization includes sales development, inside sales, field sales and sales engineering personnel.

        As of December 31, 2016, we had 240 employees in our sales and marketing organization.

Customer Support

        We have designed our products and platform to be self-service and require minimal customer support. To enable seamless self-service, we provide all of our users with helper libraries, comprehensive documentation, how-to's and tutorials. We supplement and enhance these tools with the participation of our engaged developer community. In addition, we provide support options to address the individualized needs of our customers. All developers get free email based support with API status notifications. Our developers also engage with the broader Twilio community to resolve certain issues.

        We also offer three additional paid tiers of email and phone support with increasing levels of availability and guaranteed response times. Our highest tier personalized plan is intended for our largest customers and includes guaranteed response times that vary based on the priority of the request, a dedicated support engineer, a duty manager and quarterly status review. Our support model is global, with 24x7 coverage and support offices located in the United States, the United Kingdom, Estonia and Singapore. We currently derive an insignificant amount of revenue from fees charged for customer support.

Competition

        The market for Cloud Communications Platform is rapidly evolving and increasingly competitive. We believe that the principal competitive factors in our market are:

  •
  completeness of offering;

  •
  credibility with developers;

  •
  global reach;

  •
  ease of integration and programmability;

  •
  product features;

  •
  platform scalability, reliability, security and performance;

  •
  brand awareness and reputation;

  •
  the strength of sales and marketing efforts;

  •
  customer support; and

  •
  the cost of deploying and using our products.

        We believe that we compete favorably on the basis of the factors listed above. We believe that none of our competitors currently compete directly with us across all of our product offerings.

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

        Some of our competitors have greater financial, technical and other resources, greater name recognition, larger sales and marketing budgets and larger intellectual property portfolios. As a result, certain of our competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards or customer requirements. In addition, some competitors may offer products or services that address one or a limited number of functions at lower prices, with greater depth than our products or geographies where we do not operate. With the introduction of new products and services and new market entrants, we expect competition to intensify in the future. Moreover, as we expand the scope of our platform, we may face additional competition.

Intellectual Property

        We rely on a combination of patent, copyright, trademark and trade secret laws in the United States and other jurisdictions, as well as license agreements and other contractual protections, to protect our proprietary technology. We also rely on a number of registered and unregistered trademarks to protect our brand.

        As of December 31, 2016, in the United States, we had been issued 58 patents, which expire between 2029 and 2036, and had 43 patent applications pending for examination and four pending provisional applications. As of such date, we also had six issued patents and eight patent applications pending for examination in foreign jurisdictions, all of which are related to U.S. patents and patent applications. In addition, as of December 31, 2016, we had 13 trademarks registered in the United States and 35 trademarks registered in foreign jurisdictions.

        In addition, we seek to protect our intellectual property rights by implementing a policy that requires our employees and independent contractors involved in development of intellectual property on our behalf to enter into agreements acknowledging that all works or other intellectual property generated or conceived by them on our behalf are our property, and assigning to us any rights, including intellectual property rights, that they may claim or otherwise have in those works or property, to the extent allowable under applicable law.

        Despite our efforts to protect our technology and proprietary rights through intellectual property rights, licenses and other contractual protections, unauthorized parties may still copy or otherwise obtain and use our software and other technology. In addition, we intend to continue to expand our international operations, and effective intellectual property, copyright, trademark and trade secret protection may not be available or may be limited in foreign countries. Any significant impairment of our intellectual property rights could harm our business or our ability to compete. Further, companies in the communications and technology industries may own large numbers of patents, copyrights and trademarks and may frequently threaten litigation, or file suit against us based on allegations of infringement or other violations of intellectual property rights. We are currently subject to, and expect to face in the future, allegations that we have infringed the intellectual property rights of third parties, including our competitors and non-practicing entities.

Regulatory

        We are subject to a number of U.S. federal and state and foreign laws and regulations that involve matters central to our business. These laws and regulations may involve privacy, data protection, intellectual property, competition, consumer protection, export taxation or other subjects. Many of the laws and regulations to which we are subject are still evolving and being tested in courts and could be interpreted in ways that could harm our business. In addition, the application and interpretation of these laws and regulations often are uncertain, particularly in the new and rapidly evolving industry in which we operate. Because global laws and regulations have continued to develop and evolve rapidly, it is possible that we may not be, or may not have been, compliant with each such applicable law or regulation.

        The Telephone Consumer Protection Act of 1991, or TCPA, restricts telemarketing and the use of automatic text messages without proper consent. The scope and interpretation of the laws that are or may be applicable to the delivery of text messages are continuously evolving and developing. If we do not comply with these laws or regulations or if we become liable under these laws or regulations due to the failure of our customers to comply with these laws by obtaining proper consent, we could face direct liability.

Corporate Information

        Twilio Inc. was incorporated in Delaware in March 2008. Our principal executive offices are located at 375 Beale Street, Third Floor, San Francisco, California 94105, and our telephone number is (415) 390-2337. Our website address is www.twilio.com. Information contained on, or that can be accessed through, our website does not constitute part of this Annual Report on Form 10-K.

Information about Geographic Revenue

        Information about geographic revenue is set forth in Note 9 of our Notes to our Consolidated Financial Statements included in Part II, Item 8, "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.

Additional Information

        The following filings are available through our investor relations website after we file them with the Securities and Exchange Commission ("SEC"): Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and our Proxy Statement for our annual meeting of stockholders. These filings are also available for download free of charge on our investor relations website. Our investor relations website is located at http://investors.twilio.com/. You may obtain copies of this information by mail from the Public Reference Section of the SEC, 100 F Street, N.E., Room 1580, Washington, D.C. 20549. The SEC also maintains an Internet website that contains reports, proxy statements and other information about issuers, like us, that file electronically with the SEC. The address of that website is www.sec.gov.

        We webcast our earnings calls and certain events we participate in or host with members of the investment community on our investor relations website. Additionally, we provide notifications of news or announcements regarding our financial performance, including SEC filings, investor events, press and earnings releases, and blogs as part of our investor relations website. Further corporate governance information, including our corporate governance guidelines and code of business conduct and ethics, is also available on our investor relations website under the heading "Corporate Governance." The contents of our websites are not intended to be incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file with the SEC, and any references to our websites are intended to be inactive textual references only.

Item 1A.    Risk Factors

        A description of the risks and uncertainties associated with our business is set forth below. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Annual Report on Form 10-K, including the section titled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our condensed consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. The risks and uncertainties described below may not be the only ones we face. If any of the risks actually occur, our business, financial condition, results of operations and prospects could be materially and adversely affected. In that event, the market price of our Class A common stock could decline.

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

        We have incurred net losses in each year since our inception, including net losses of $41.3 million, $35.5 million and $26.8 million in 2016, 2015 and 2014, respectively. We had an accumulated deficit of $186.7 million as of December 31, 2016. We expect to continue to expend substantial financial and other resources on, among other things:

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

        We have experienced substantial growth in our business since inception. For example, our headcount has grown from 521 employees on December 31, 2015 to 730 employees on December 31, 2016. In addition, we are rapidly expanding our international operations. Our international headcount grew from 69 employees as of December 31, 2015 to 125 employees as of December 31, 2016, and we established operations in one new country within that same period. We expect to continue to expand our international operations in the future. We have also experienced significant growth in the number of customers, usage and amount of data that our platform and associated infrastructure support. This growth has placed and may continue to place significant demands on our corporate culture, operational infrastructure and management.

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

Our quarterly results may fluctuate, and if we fail to meet securities analysts' and investors' expectations, then the trading price of our Class A common stock and the value of your investment could decline substantially.

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

  •
  general economic conditions that may adversely affect a prospective customer's ability or willingness to adopt our products, delay a prospective customer's adoption decision, reduce the revenue that we generate from the use of our products or affect customer retention;

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

        We believe that maintaining and enhancing the "Twilio" brand identity and increasing market awareness of our company and products, particularly among developers, is critical to achieving widespread acceptance of our platform, to strengthen our relationships with our existing customers and to our ability to attract new customers. The successful promotion of our brand will depend largely on our continued marketing efforts, our ability to continue to offer high quality products, our ability to be thought leaders in the cloud communications market and our ability to successfully differentiate our products and platform from competing products and services. Our brand promotion and thought leadership activities may not be successful or yield increased revenue. In addition, independent industry analysts often provide reviews of our products and competing products and services, which may significantly influence the perception of our products in the marketplace. If these reviews are negative or not as strong as reviews of our competitors' products and services, then our brand may be harmed.

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

        Our ability to grow and generate incremental revenue depends, in part, on our ability to maintain and grow our relationships with existing customers and to have them increase their usage of our platform. If our customers do not increase their use of our products, then our revenue may decline and our results of operations may be harmed. Customers are charged based on the usage of our products. Most of our customers do not have long-term contractual financial commitments to us and, therefore, most of our customers may reduce or cease their use of our products at any time without penalty or termination charges. We cannot accurately predict customers' usage levels and the loss of customers or reductions in their usage levels of our products may each have a negative impact on our business, results of operations and financial condition. Reductions in usage from existing customers and the loss of customers could cause our Dollar-Based Net Expansion Rate to decline in the future if customers are not satisfied with our products, the value proposition of our products or our ability to otherwise meet their needs and expectations. If a significant number of customers cease using, or reduce their usage of our products, then we may be required to spend significantly more on sales and marketing than we currently plan to spend in order to maintain or increase revenue from customers. Such additional sales and marketing expenditures could adversely affect our business, results of operations and financial condition.

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

        We outsource substantially all of our cloud infrastructure to Amazon Web Services, or AWS, which hosts our products and platform. Customers of our products need to be able to access our platform at any time, without interruption or degradation of performance. AWS runs its own platform that we access, and we are, therefore, vulnerable to service interruptions at AWS. We have experienced, and expect that in the future we may experience interruptions, delays and outages in service and availability from time to time due to a variety of factors, including infrastructure changes, human or software errors, website hosting disruptions and capacity constraints. Capacity constraints could be due to a number of potential causes including technical failures, natural disasters, fraud or security attacks. For instance, in September 2015, AWS suffered a significant outage that had a widespread impact on the ability of our customers to use several of our products. In addition, if our security, or that of AWS, is compromised, our products or platform are unavailable or our users are unable to use our products within a reasonable amount of time or at all, then our business, results of operations and financial condition could be adversely affected. In some instances, we may not be able to identify the cause or causes of these performance problems within a period of time acceptable to our customers. It may become increasingly difficult to maintain and improve our platform performance, especially during peak usage times, as our products become more complex and the usage of our products increases. To the extent that we do not effectively address capacity constraints, either through AWS or alternative providers of cloud infrastructure, our business, results of operations and financial condition may be adversely affected. In addition, any changes in service levels from AWS may adversely affect our ability to meet our customers' requirements.

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

        We currently interconnect with network service providers around the world to enable the use by our customers of our products over their networks. We expect that we will continue to rely heavily on network service providers for these services going forward. Our reliance on network service providers has reduced our operating flexibility, ability to make timely service changes and control quality of service. In addition, the fees that we are charged by network service providers may change daily or weekly, while we do not typically change our customers' pricing as rapidly. Furthermore, many of these network service providers do not have long-term committed contracts with us and may terminate their agreements with us without notice or restriction. If a significant portion of our network service providers stop providing us with access to their infrastructure, fail to provide these services to us on a cost-effective basis, cease operations, or otherwise terminate these services, the delay caused by qualifying and switching to other network service providers could be time consuming and costly and could adversely affect our business, results of operations and financial condition.

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

        In 2016, 2015 and 2014, we derived 16%, 14% and 12% of our revenue, respectively, from customer accounts located outside the United States. The future success of our business will depend, in part, on our ability to expand our customer base worldwide. While we have been rapidly expanding our sales efforts internationally, our experience in selling our products outside of the United States is limited. Furthermore, our developer-first business model may not be successful or have the same traction outside the United States. As a result, our investment in marketing our products to these potential customers may not be successful. If we are unable to increase the revenue that we derive from international customers, then our business, results of operations and financial condition may be adversely affected.

We are in the process of expanding our international operations, which exposes us to significant risks.

        We are continuing to expand our international operations to increase our revenue from customers outside of the United States as part of our growth strategy. Between December 31, 2015 and December 31, 2016, our international headcount grew from 69 employees to 125 employees, and we opened one new office outside of the United States. We expect, in the future, to open additional foreign offices and hire employees to work at these offices in order to reach new customers and gain access to additional technical talent. Operating in international markets requires significant resources and management attention and will subject us to regulatory, economic and political risks in addition to those we already face in the United States. Because of our limited experience with international operations as well as developing and managing sales in international markets, our international expansion efforts may not be successful.

        In addition, we will face risks in doing business internationally that could adversely affect our business, including:

  •
  exposure to political developments in the United Kingdom (U.K.), including the outcome of the U.K. referendum on membership in the European Union (EU), which has created an uncertain political and economic environment, instability for businesses and volatility in global financial markets;

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

  •
  export controls and economic sanctions administered by the Department of Commerce Bureau of Industry and Security and the Treasury Department's Office of Foreign Assets Control;

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

        In 2016, 2015 and 2014, our 10 largest Active Customer Accounts generated an aggregate of 30%, 32% and 28% of our revenue, respectively. In addition, a significant portion of our revenue comes from two customers, one of which is a Variable Customer Account.

        In 2016, 2015 and 2014, WhatsApp, a Variable Customer Account, accounted for 9%, 17% and 13% of our revenue, respectively. WhatsApp uses our Programmable Voice products and Programmable Messaging products in its applications to verify new and existing users on its service. Our Variable Customer Accounts, including WhatsApp, do not have long-term contracts with us and may reduce or fully terminate their usage of our products at any time without notice, penalty or termination charges. In addition, the usage of our products by WhatsApp and other Variable Customer Accounts may change significantly between periods.

        A second customer, Uber, a Base Customer Account, accounted for more than 10% of our revenue in 2016, and accounted for less than 10% of our revenue in each of 2015 and 2014. Uber uses our Programmable Messaging products and Programmable Voice products. Although Uber has entered into a minimum commitment contract with us, its usage historically has significantly exceeded the minimum revenue commitment in its contract, and it could significantly reduce its usage of our products without notice or penalty.

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

        Some of our competitors and potential competitors are larger and have greater name recognition, longer operating histories, more established customer relationships, larger budgets and significantly greater resources than we do. In addition, they have the operating flexibility to bundle competing products and services at little or no perceived incremental cost, including offering them at a lower price as part of a larger sales transaction. As a result, our competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards or customer requirements. In addition, some competitors may offer products or services that address one or a limited number of functions at lower prices, with greater depth than our products or in different geographies. Our current and potential competitors may develop and market new products and services with comparable functionality to our products, and this could lead to us having to decrease prices in order to remain competitive. Customers utilize our products in many ways, and use varying levels of functionality that our products offer or are capable of supporting or enabling within their applications. Customers that use many of the features of our products or use our products to support or enable core functionality for their applications may have difficulty or find it impractical to replace our products with a competitor's products or services, while customers that use only limited functionality may be able to more easily replace our products with competitive offerings.

        With the introduction of new products and services and new market entrants, we expect competition to intensify in the future. In addition, some of our customers may choose to use our products and our competitors' products at the same time. Further, customers and consumers may choose to adopt other forms of electronic communications or alternative communication platforms.

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

        Our agreements with customers typically provide for service level commitments. If we suffer extended periods of downtime for our products or platform and we are unable to meet these commitments, then we are contractually obligated to provide a service credit, which is typically 10% of the customer's amounts due for the month in question. In addition, the performance and availability of AWS, which provides our cloud infrastructure is outside our control and, therefore, we are not in full control of whether we meet the service level commitments. As a result, our business, results of operations and financial condition could be adversely affected if we suffer unscheduled downtime that exceeds the service level commitments we have made to our customers. Any extended service outages could adversely affect our business and reputation.

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

        Our customers use our products for important aspects of their businesses, and any errors, defects or disruptions to our products and any other performance problems with our products could damage our customers' businesses and, in turn, hurt our brand and reputation. We provide regular updates to our products, which have in the past contained, and may in the future contain, undetected errors, failures, vulnerabilities and bugs when first introduced or released. Real or perceived errors, failures or bugs in our products could result in negative publicity, loss of or delay in market acceptance of our platform, loss of competitive position, lower customer retention or claims by customers for losses sustained by them. In such an event, we may be required, or may choose, for customer relations or other reasons, to expend additional resources in order to help correct the problem. In addition, we may not carry insurance sufficient to compensate us for any losses that may result from claims arising from defects or disruptions in our products. As a result, our reputation and our brand could be harmed, and our business, results of operations and financial condition may be adversely affected.

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

        We believe that continued growth of our business depends in part upon identifying, developing and maintaining strategic relationships with independent software vendor (ISV) development platforms and system integrators. As part of our growth strategy, we plan to further develop product partnerships with ISV development platforms to embed our products as additional distribution channels and also intend to further develop partnerships and specific solution areas with systems integrators. If we fail to establish these relationships, in a timely and cost-effective manner, or at all, then our business, results of operations and financial condition could be adversely affected. Additionally, even if we are successful at developing these relationships but there are problems or issues with the integrations or enterprises are not willing to purchase through ISV development platforms, our reputation and ability to grow our business may also be adversely affected.

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

        There is considerable patent and other intellectual property development activity in our industry. Our future success depends, in part, on not infringing the intellectual property rights of others. Our competitors or other third parties have claimed and may, in the future, claim that we are infringing upon their intellectual property rights, and we may be found to be infringing upon such rights. For example, on April 30, 2015, Telesign Corporation, or Telesign, filed a lawsuit against us in the United States District Court, Central District of California (Telesign I). Telesign alleges that we are infringing three U.S. patents that it holds: U.S. Patent No. 8,462,920 ("'920"), U.S. Patent No. 8,687,038 ("'038") and U.S. Patent No. 7,945,034 ("'034"). The patent infringement allegations in the lawsuit relate to our Programmable Authentication products, our two-factor authentication use case and an API tool to find information about a phone number. Subsequently, on March 28, 2016, Telesign filed a second lawsuit against us in the United States District Court, Central District of California (Telesign II), alleging infringement of U.S. Patent No. 9,300,792 ("'792") held by Telesign. The '792 patent is in the same patent family as the '920 and '038 patents asserted in Telesign I, and the infringement allegations in Telesign II relate to our Programmable Authentication products and our two-factor authentication use case. With respect to each of the patents asserted in Telesign I and Telesign II, the complaints seek, among other things, to enjoin us from allegedly infringing these patents along with damages for lost profits. See the section titled "Item 3. Legal Proceedings." We intend to vigorously defend these lawsuits and believe we have meritorious defenses to each. However, litigation is inherently uncertain, and any judgment or injunctive relief entered against us or any adverse settlement could negatively affect our business, results of operations and financial condition. In addition, litigation can involve significant management time and attention and be expensive, regardless of outcome. During the course of these lawsuits, there may be announcements of the results of hearings and motions and other interim developments related to the litigation. If securities analysts or investors regard these announcements as negative, the trading price of our Class A common stock may decline.

        In the future, we may receive claims from third parties, including our competitors, that our products or platform and underlying technology infringe or violate a third party's intellectual property rights, and we may be found to be infringing upon such rights. We may be unaware of the intellectual property rights of others that may cover some or all of our technology. Any claims or litigation could cause us to incur significant expenses and, if successfully asserted against us, could require that we pay substantial damages or ongoing royalty payments, prevent us from offering our products, or require that we comply with other unfavorable terms. We may also be obligated to indemnify our customers or business partners in connection with any such litigation and to obtain licenses or modify our products or platform, which could further exhaust our resources. Even if we were to prevail in the event of claims or litigation against us, any claim or litigation regarding intellectual property could be costly and time-consuming and divert the attention of our management and other employees from our business. Patent infringement, trademark infringement, trade secret misappropriation and other intellectual property claims and proceedings brought against us, whether successful or not, could harm to our brand, business, results of operations and financial condition.

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

        Our success depends, in part, on our ability to protect our brand and the proprietary methods and technologies that we develop under patent and other intellectual property laws of the United States and foreign jurisdictions so that we can prevent others from using our inventions and proprietary information. As of December 31, 2016, we had 13 registered trademarks in the United States and 35 registered trademarks in foreign jurisdictions. In addition, as of December 31, 2016, in the United States, we had been issued 58 patents, which expire between 2029 and 2036, and had 43 patent applications pending for examination and four pending provisional applications. As of such date, we also had six issued patents and eight patent applications pending for examination in foreign jurisdictions, all of which are related to U.S. patents and patent applications. There can be no assurance that additional patents will be issued or that any patents that have been issued or that may be issued in the future will provide significant protection for our intellectual property. If we fail to protect our intellectual property rights adequately, our competitors might gain access to our technology and our business, results of operations and financial condition may be adversely affected.

        There can be no assurance that the particular forms of intellectual property protection that we seek, including business decisions about when to file trademark applications and patent applications, will be adequate to protect our business. We could be required to spend significant resources to monitor and protect our intellectual property rights. Litigation may be necessary in the future to enforce our intellectual property rights, determine the validity and scope of our proprietary rights or those of others, or defend against claims of infringement or invalidity. Such litigation could be costly, time-consuming and distracting to management, result in a diversion of significant resources, the narrowing or invalidation of portions of our intellectual property and have an adverse effect on our business, results of operations and financial condition. Our efforts to enforce our intellectual property rights may be met with defenses, counterclaims and countersuits attacking the validity and enforceability of our intellectual property rights or alleging that we infringe the counterclaimant's own intellectual property. Any of our patents, copyrights, trademarks or other intellectual property rights could be challenged by others or invalidated through administrative process or litigation.

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

We may acquire or invest in companies, which may divert our management's attention and result in debt or dilution to our stockholders. We may be unable to integrate acquired businesses and technologies successfully or achieve the expected benefits of such acquisitions.

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

        Any acquisition, including our acquisition of Authy, of the proprietary WebRTC media processing technologies built by the team behind the Kurento Open Source Project and of Beepsend A.B., investment or business relationship may result in unforeseen operating difficulties and expenditures. In particular, we may encounter difficulties assimilating or integrating the businesses, technologies, products, personnel or operations of the acquired companies, particularly if the key personnel of the acquired company choose not to work for us, their products or services are not easily adapted to work with our platform, or we have difficulty retaining the customers of any acquired business due to changes in ownership, management or otherwise. Acquisitions may also disrupt our business, divert our resources and require significant management attention that would otherwise be available for development of our existing business. Moreover, the anticipated benefits of any acquisition, investment or business relationship may not be realized or we may be exposed to unknown risks or liabilities.

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

        We have in the past relied on adherence to the U.S. Department of Commerce's Safe Harbor Privacy Principles and compliance with the U.S.—EU and U.S.—Swiss Safe Harbor Frameworks as agreed to and set forth by the U.S. Department of Commerce, and the European Union and Switzerland. As a result of the October 6, 2015 European Union Court of Justice, or ECJ, opinion in Case C-362/14 (Schrems v. Data Protection Commissioner) regarding the adequacy of the U.S.—EU Safe Harbor Framework, the U.S.—EU Safe Harbor Framework is no longer deemed to be a valid method of compliance with restrictions set forth in the Data Protection Directive (and member states' implementations thereof) regarding the transfer of data outside of the European Economic Area. In light of the ECJ opinion, we anticipate engaging in efforts to legitimize data transfers from the European Economic Area. We may be unsuccessful in establishing legitimate means of transferring data from the European Economic Area, we may experience hesitancy, reluctance, or refusal by European or multinational customers to continue to use our services due to the potential risk exposure to such customers as a result of the ECJ ruling, and we and our customers are at risk of enforcement actions taken by an EU data protection authority until such point in time that we ensure that all data transfers to us from the European Economic Area are legitimized. In addition, as the United Kingdom transitions out of the EU, we may encounter additional complexity with respect to data privacy.

        With respect to all of the foregoing, any failure or perceived failure by us, our products or our platform to comply with U.S., EU or other foreign privacy or data security laws, policies, industry standards or legal obligations, or any security incident that results in the unauthorized access to, or acquisition, release or transfer of, personally identifiable information or other customer data may result in governmental investigations, inquiries, enforcement actions and prosecutions, private litigation, fines and penalties or adverse publicity. For example, on February 18, 2016, a putative class action complaint was filed in the Alameda County Superior Court in California. The complaint alleges that our products permit the interception, recording and disclosure of communications at a customer's request and in violation of the California Invasion of Privacy Act. The complaint seeks injunctive relief as well as monetary damages. We intend to vigorously defend this lawsuit and believe we have meritorious defenses; however, this litigation, any other such actions in the future and related penalties could divert management's attention and resources, adversely affect our brand, business, results of operations and financial condition.

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

        The future success of our business depends upon the continued use of the Internet as a primary medium for commerce, communications and business applications. Federal, state or foreign government bodies or agencies have in the past adopted, and may in the future adopt, laws or regulations affecting the use of the Internet as a commercial medium. Changes in these laws or regulations could require us to modify our products and platform in order to comply with these changes. In addition, government agencies or private organizations have imposed and may impose additional taxes, fees or other charges for accessing the Internet or commerce conducted via the Internet. These laws or charges could limit the growth of Internet-related commerce or communications generally, or result in reductions in the demand for Internet-based products and services such as our products and platform. In addition, the use of the Internet as a business tool could be adversely affected due to delays in the development or adoption of new standards and protocols to handle increased demands of Internet activity, security, reliability, cost, ease-of-use, accessibility and quality of service. The performance of the Internet and its acceptance as a business tool has been adversely affected by "viruses", "worms", and similar malicious programs. If the use of the Internet is reduced as a result of these or other issues, then demand for our products could decline, which could adversely affect our business, results of operations and financial condition.

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

        We support local number and toll-free number portability, which allows our customers to transfer their existing phone numbers to us and thereby retain their existing phone numbers when subscribing to our voice products. Transferring existing numbers is a manual process that can take up to 15 business days or longer to complete. A new customer of our voice products must maintain both our voice product and the customer's existing phone service during the number transferring process. Any delay that we experience in transferring these numbers typically results from the fact that we depend on network service providers to transfer these numbers, a process that we do not control, and these network service provider may refuse or substantially delay the transfer of these numbers to us. Local number portability is considered an important feature by many potential customers, and if we fail to reduce any related delays, then we may experience increased difficulty in acquiring new customers.

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

        Various of our products and services may be subject to export control and economic sanctions regulations, including the U.S. Export Administration Regulations, U.S. Customs regulations and various economic and trade sanctions regulations administered by the U.S. Treasury Department's

Office of Foreign Assets Controls. Exports of our products and the provision of our services must be made in compliance with these laws and regulations. Although we take precautions to prevent our products from being provided in violation of such laws, we are aware of previous exports of certain of our products to a small number of persons and organizations that are the subject of U.S. sanctions or located in countries or regions subject to U.S. sanctions. If we fail to comply with these laws and regulations, we and certain of our employees could be subject to substantial civil or criminal penalties, including: the possible loss of export privileges; fines, which may be imposed on us and responsible employees or managers; and, in extreme cases, the incarceration of responsible employees or managers. Obtaining the necessary authorizations, including any required license, for a particular deployment may be time-consuming, is not guaranteed and may result in the delay or loss of sales opportunities. In addition, changes in our products or services, or changes in applicable export or economic sanctions regulations may create delays in the introduction and deployment of our products and services in international markets, or, in some cases, prevent the export of our products or provision of our services to certain countries or end users. Any change in export or economic sanctions regulations, shift in the enforcement or scope of existing regulations, or change in the countries, governments, persons or technologies targeted by such regulations, could also result in decreased use of our products and services, or in our decreased ability to export our products or provide our services to existing or prospective customers with international operations. Any decreased use of our products and services or limitation on our ability to export our products and provide our services could adversely affect our business, results of operations and financial condition.

        Further, we incorporate encryption technology into certain of our products. Various countries regulate the import of certain encryption technology, including through import permitting and licensing requirements, and have enacted laws that could limit our customers' ability to import our products into those countries. Encryption products and the underlying technology may also be subject to export control restrictions. Governmental regulation of encryption technology and regulation of exports of encryption products, or our failure to obtain required approval for our products, when applicable, could harm our international sales and adversely affect our revenue. Compliance with applicable regulatory requirements regarding the export of our products and provision of our services, including with respect to new releases of our products and services, may create delays in the introduction of our products and services in international markets, prevent our customers with international operations from deploying our products and using our services throughout their globally-distributed systems or, in some cases, prevent the export of our products or provision of our services to some countries altogether.

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

        We conduct operations in many tax jurisdictions throughout the United States. In many of these jurisdictions, non-income-based taxes, such as sales and use and telecommunications taxes, are assessed on our operations. We are subject to indirect taxes, and may be subject to certain other taxes, in some of these jurisdictions. Historically, we have not billed or collected these taxes and, in accordance with generally accepted accounting principles in the United States, or U.S. GAAP, we have recorded a provision for our tax exposure in these jurisdictions when it is both probable that a liability has been incurred and the amount of the exposure can be reasonably estimated. These estimates include several key assumptions including, but not limited to, the taxability of our products, the jurisdictions in which we believe we have nexus, and the sourcing of revenues to those jurisdictions. In the event these jurisdictions challenge our assumptions and analysis, our actual exposure could differ materially from our current estimates.

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

        Our products may also be subject to fraudulent usage, including but not limited to revenue share fraud, domestic traffic pumping, subscription fraud, premium text message scams and other fraudulent schemes. Although our customers are required to set passwords or personal identification numbers to protect their accounts, third parties have in the past been, and may in the future be, able to access and use their accounts through fraudulent means. Furthermore, spammers attempt to use our products to send targeted and untargeted spam messages. We cannot be certain that our efforts to defeat spamming attacks will be able to eliminate all spam messages from being sent using our platform. In addition, a cybersecurity breach of our customers' systems could result in exposure of their authentication credentials, unauthorized access to their accounts or fraudulent calls on their accounts, any of which could adversely affect our business, results of operations and financial condition.

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

        As of December 31, 2016, we had federal and state net operating loss carryforwards, or NOLs, of $104.0 million and $88.7 million, respectively, due to prior period losses. In general, under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an "ownership change" (generally defined as a greater than 50-percentage-point cumulative change (by value) in the equity ownership of certain stockholders over a rolling three-year period) is subject to limitations on its ability to utilize its pre-change NOLs to offset post-change taxable income. Our existing NOLs may be subject to limitations arising from previous ownership changes, and if we undergo an ownership change in the future, our ability to utilize NOLs could be further limited by Section 382 of the Code. Future changes in our stock ownership, some of which may be outside of our control, could result in an ownership change under Section 382 of the Code. There is also a risk that due to regulatory changes, such as suspensions on the use of NOLs, or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to offset future income tax liabilities. For these reasons, we may not be able to realize a tax benefit from the use of our NOLs, even if we attain profitability.

If our estimates or judgments relating to our critical accounting policies prove to be incorrect, our results of operations could be adversely affected.

        The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in "Management's Discussion and Analysis of Financial Condition and Results of Operations." The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities and equity, and the amount of revenue and expenses that are not readily apparent from other sources. Significant assumptions and estimates used in preparing our consolidated financial statements include those related to revenue recognition, capitalized internal-use software costs, other non-income taxes, business combination and valuation of goodwill and purchased intangible assets and stock-based compensation. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of securities analysts and investors, resulting in a decline in the trading price of our Class A common stock.

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

        The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. Our disclosure controls and other procedures are designed to ensure that information required to be disclosed by us in the reports that we will file with the SEC is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that information required to be disclosed in reports under the Exchange Act is accumulated and communicated to our principal executive and financial officers, and we continue to evaluate how to improve controls. We are also continuing to improve our internal control over financial reporting. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, we have expended, and anticipate that we will continue to expend, significant resources, including accounting-related costs and significant management oversight.

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

        Our independent registered public accounting firm is not required to formally attest to the effectiveness of our internal control over financial reporting until after we are no longer an "emerging growth company" as defined in the JOBS Act. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our internal control over financial reporting is documented, designed or operating. Any failure to maintain effective disclosure controls and internal control over financial reporting could have a material and adverse effect on our business, results of operations and financial condition and could cause a decline in the trading price of our Class A common stock.

If our goodwill or intangible assets become impaired, we may be required to record a significant charge to earnings.

        We review our intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. As of December 31, 2016, we carried a net $12.1 million of goodwill and intangible assets related to acquired businesses. An adverse change in market conditions, particularly if such change has the effect of changing one of our critical assumptions or estimates, could result in a change to the estimation of fair value that could result in an impairment charge to our goodwill or intangible assets. Any such charges may adversely affect our results of operations.

We are an "emerging growth company" and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our Class A common stock less attractive to investors.

        We are an "emerging growth company," as defined in the JOBS Act, and take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not "emerging growth companies," including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We may take advantage of these exemptions for so long as we are an "emerging growth company." We cannot predict if investors will find our Class A common stock less attractive because we will rely on these exemptions. If some investors find our Class A common stock less attractive as a result, there may be a less active trading market for our Class A common stock and the trading price of our Class A common stock may be more volatile.

Our business is subject to the risks of earthquakes, fire, floods and other natural catastrophic events, and to interruption by man-made problems such as power disruptions, computer viruses, data security breaches or terrorism.

        Our corporate headquarters are located in the San Francisco Bay Area, a region known for seismic activity. A significant natural disaster, such as an earthquake, fire or a flood, occurring at our headquarters, at one of our other facilities or where a business partner is located could adversely affect our business, results of operations and financial condition. Further, if a natural disaster or man-made problem were to affect our network service providers or Internet service providers, this could adversely affect the ability of our customers to use our products and platform. In addition, natural disasters and acts of terrorism could cause disruptions in our or our customers' businesses, national economies or the world economy as a whole. We also rely on our network and third-party infrastructure and enterprise applications and internal technology systems for our engineering, sales and marketing and operations activities. Although we maintain incident management and disaster response plans, in the event of a major disruption caused by a natural disaster or man-made problem, we may be unable to continue our operations and may endure system interruptions, reputational harm, delays in our development activities, lengthy interruptions in service, breaches of data security and loss of critical data, any of which could adversely affect our business, results of operations and financial condition.

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

        Prior to our initial public offering, there was no public market for shares of our Class A common stock. On June 23, 2016, we sold shares of our Class A common stock to the public at $15.00 per share. From June 23, 2016, the date that our Class A common stock started trading on the New York Stock Exchange, through January 31, 2017, the trading price of our Class A common stock has ranged from $23.66 per share to $70.96 per share. The trading price of our Class A common stock may continue to fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

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

  •
  the public's reaction to our press releases, other public announcements and filings with the SEC;

  •
  rumors and market speculation involving us or other companies in our industry;

  •
  actual or anticipated changes in our results of operations or fluctuations in our results of operations;

  •
  actual or anticipated developments in our business, our competitors' businesses or the competitive landscape generally;

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

        In addition, in the past, following periods of volatility in the overall market and the market price of a particular company's securities, securities class action litigation has often been instituted against these companies. This litigation, if instituted against us, could result in substantial costs and a diversion of our management's attention and resources.

Substantial future sales of shares of our Class A common stock could cause the market price of our Class A common stock to decline.

        The market price of our Class A common stock could decline as a result of substantial sales of our Class A common stock, particularly sales by our directors, executive officers and significant stockholders, or the perception in the market that holders of a large number of shares intend to sell their shares.

        Additionally, the shares of Class A common stock subject to outstanding options and restricted stock unit awards under our equity incentive plans and the shares reserved for future issuance under our equity incentive plans will become eligible for sale in the public market upon issuance. Certain holders of our Class A common stock have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for our stockholders or ourselves.

The dual class structure of our common stock has the effect of concentrating voting control with those stockholders who held our capital stock prior to the completion of our initial public offering, including our directors, executive officers and significant stockholders and their respective affiliates who held in the aggregate 83.9% of the voting power of our capital stock as of December 31, 2016. This limits or precludes your ability to influence corporate matters, including the election of directors, amendments of our organizational documents and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval.

        Our Class B common stock has 10 votes per share, and our Class A common stock has one vote per share. As of December 31, 2016, our directors, executive officers and holders of more than 5% of our common stock, and their respective affiliates, hold in the aggregate 83.9% of the voting power of our capital stock. Because of the 10-to-one voting ratio between our Class B common stock and Class A common stock, the holders of our Class B common stock collectively will continue to control a majority of the combined voting power of our common stock and therefore be able to control all matters submitted to our stockholders for approval until the earlier of (i) June 22, 2023, or (ii) the date the holders of two-thirds of our Class B common stock elect to convert the Class B common stock to Class A common stock. This concentrated control limits or preclude your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders.

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

If securities or industry analysts cease publishing research or reports about us, our business or our market, or if they change their recommendations regarding our Class A common stock adversely, the trading price of our Class A common stock and trading volume could decline.

        The trading market for our Class A common stock is influenced by the research and reports that securities or industry analysts may publish about us, our business, our market or our competitors. If any of the analysts who cover us change their recommendation regarding our Class A common stock adversely, or provide more favorable relative recommendations about our competitors, the trading price of our Class A common stock would likely decline. If any analyst who covers us were to cease coverage of our company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause the trading price of our Class A common stock or trading volume to decline.

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

        Our amended and restated certificate of incorporation, amended and restated bylaws and Delaware law contain provisions which could have the effect of rendering more difficult, delaying, or preventing an acquisition deemed undesirable by our board of directors. Among other things, our amended and restated certificate of incorporation and amended and restated bylaws include provisions:

  •
  authorizing "blank check" preferred stock, which could be issued by our board of directors without stockholder approval and may contain voting, liquidation, dividend and other rights superior to our Class A and Class B common stock;

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

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        In January 2016, we entered into a lease agreement, as subsequently amended, for approximately 90,000 square feet of new office space at 375 Beale Street in San Francisco that housed our principal executive office as of December 31, 2016. This office space replaced our existing principal executive office at 645 Harrison Street in San Francisco, for which the lease expired in January 2017.

        The term of the 375 Beale Street lease is approximately 96 months following the commencement in October 2016, and the lease payments range from $0.4 million per month in the first 60 months to $0.5 million per month thereafter. We secured our lease obligation with a $7.4 million letter of credit, which we designated as restricted cash on our balance sheet as of December 31, 2016. We have a maximum $8.3 million of tenant improvement allowance available under this lease, of which $2.6 million was collected as of December 31, 2016.

        In addition to our headquarters, we lease space in Mountain View, California, Tallinn, Estonia, Bogota, Colombia, Madrid, Spain, and Malmo, Sweden as additional research and development offices. We also lease space for additional sales and marketing offices in the following cities: New York, Dublin, London, Munich, Hong Kong and Singapore. Our Dublin office is our international headquarters.

        We lease all of our facilities and do not own any real property. We intend to procure additional space in the future as we continue to add employees and expand geographically. We believe our facilities are adequate and suitable for our current needs and that, should it be needed, suitable additional or alternative space will be available to accommodate our operations.

Item 3.    Legal Proceedings

        On April 30, 2015, Telesign Corporation, or Telesign, filed a lawsuit against us in the United States District Court, Central District of California ("Telesign I"). Telesign alleges that we are infringing three U.S. patents that it holds: U.S. Patent No. 8,462,920 ("'920"), U.S. Patent No. 8,687,038 ("'038") and U.S. Patent No. 7,945,034 ("'034"). The patent infringement allegations in the lawsuit relate to our Programmable Authentication products, our two-factor authentication use case and an API tool to find information about a phone number. We have petitioned the U.S. Patent and Trademark Office for inter partes review of the patents at issue. On March 9, 2016, the District Court stayed the court case pending the resolution of those proceedings. On June 28, 2016, the Patent and Trademark Office instituted the inter partes review of the '034 patent, briefing on which has now begun, including Telesign's contingent motion to amend the '034 patent. On July 8, 2016, the Patent and Trademark Office denied our petition for inter partes review of the '920 and '038 patents. We subsequently petitioned for rehearing on this decision, and the request for rehearing was fully briefed by both parties on October 11, 2016. On July 20, 2016, Telesign applied to the court to lift the stay on Telesign I. We opposed the request, and on September 15, 2016, the court denied the request to lift the stay on Telesign I. On November 15, 2016, the Patent and Trademark Office denied our request for rehearing on the denied petitions for inter partes review. On December 20, 2016, we filed a reply to Telesign's opposition to the '034 inter partes review and simultaneously filed an opposition to Telesign's motion to amend the '034 patent. On January 23, 2017, Telesign filed its reply to our opposition to the motion to amend. The hearing on the '034 inter partes review is scheduled for March 2017.

        On March 28, 2016, Telesign filed a second lawsuit against us in the United States District Court, Central District of California ("Telesign II"), alleging infringement of U.S. Patent No. 9,300,792 ("'792") held by Telesign. The '792 patent is in the same patent family as the '920 and '038 patents asserted in Telesign I, and the infringement allegations in Telesign II relate to our Programmable Authentication products and our two-factor authentication use case. On May 23, 2016, we moved to dismiss the complaint in Telesign II. On August 3, 2016, the United States District Court, Central District of California, issued an order granting Twilio's motion to dismiss Telesign's complaint with leave to amend. Telesign filed an amended complaint on September 2, 2016 and we moved to dismiss the amended complaint on September 16, 2016. On November 7, 2016, our motion to dismiss was denied, and we filed our answer to the first amended complaint on November 21, 2016. With respect to each of the patents asserted in Telesign I and Telesign II, the complaints seek, among other things, to enjoin us from allegedly infringing the patents along with damages for lost profits.

        On December 1, 2016, we filed a patent infringement lawsuit against Telesign in the United States District Court, Northern District of California, alleging indirect infringement of Unites States Patent No. 8,306,021, United States Patent No. 8,837,465, United States Patent No. 8,755,376, United States Patent No. 8,736,051, United States Patent No. 8,737,962, United States Patent No. 9,270,833, and United States Patent No. 9,226,217. Telesign filed a motion to dismiss the complaint on January 25, 2017.

        On February 18, 2016, a putative class action complaint was filed in the Alameda County Superior Court in California, entitled Angela Flowers v. Twilio Inc. The complaint alleges that our products permit the interception, recording and disclosure of communications at a customer's request and are in violation of the California Invasion of Privacy Act. The complaint seeks injunctive relief as well as monetary damages. On May 27, 2016, we filed a demurrer to the complaint. On August 2, 2016, the court issued an order denying the demurrer in part and granted it in part, with leave to amend by August 18, 2016 to address any claims under California's Unfair Competition Law. The plaintiff opted not to amend the complaint. Discovery has already begun, and will continue until August 2017, when the plaintiff must file their motion for class certification.

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

Item 4.    Mine Safety Disclosures.

        Not applicable.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

MARKET PRICE OF OUR CLASS A COMMON STOCK

        Our Class A common stock has been listed on the New York Stock Exchange under the symbol "TWLO" since June 23, 2016. Prior to that date, there was no public trading market for our Class A common stock. The following table sets forth for the periods indicated the high and low sale prices per share of our Class A common stock as reported on the New York Stock Exchange:

	Low	High
Fiscal Year 2016
Second Quarter (from June 23, 2016)	$23.66	$41.89
Third Quarter	$33.07	$70.96
Fourth Quarter	$28.37	$66.64

        As of February 14, 2017, we had 190 holders of record of our Class A and Class B common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.

DIVIDEND POLICY

        We have never declared or paid any cash dividends on our capital stock. We intend to retain any future earnings and do not expect to pay any dividends in the foreseeable future. In addition, the terms of our credit facility contain restrictions on our ability to declare and pay cash dividends on our capital stock.

STOCK PERFORMANCE GRAPH

        This performance graph shall not be deemed "soliciting material" or to be "filed" with the SEC for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (Exchange Act), or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of Twilio Inc. under the Securities Act or the Exchange Act

        We have presented below the cumulative total return to our stockholders between June 23, 2016 (the date our Class A common stock commenced trading on the NYSE) through December 31, 2016 in comparison to the NYSE Composite Index and Standard & Poor Systems Software Index. All values assume a $100 initial investment and data for the NYSE Composite Index and Standard & Poor Systems Software Index assume reinvestment of dividends. The comparisons are based on historical data and are not indicative of, nor intended to forecast, the future performance of our Class A common stock.

Securities Authorized for Issuance under Equity Compensation Plans

        The information required by this item with respect to our equity compensation plans is incorporated by reference to our Proxy Statement for the 2017 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2016.

Recent Sales of Unregistered Securities and Use of Proceeds from Registered Securities

  (a) Sales of Unregistered Securities

        From January 1, 2016 through December 31, 2016, we issued and sold to our employees, consultants and other service providers an aggregate of unregistered shares as follows: (a) 2,294,652 shares of common stock upon the exercise of options under our 2008 Stock Option Plan, or our 2008 Plan, at exercise prices ranging from $0.09 to $11.50 per share, for an aggregate exercise price of $9.1 million; and (b) 41,309 shares of common stock upon vesting of restricted stock units under our 2008 Plan with a total market value of $1.5 million.

  (b) Use of Proceeds

        In June 2016, we closed our initial public offering ("IPO"), in which we sold 11,500,000 shares of Class A common stock at a price to the public of $15.00 per share, including shares sold in connection with the exercise of the underwriters' option to purchase additional shares. The offer and sale of all of the shares in the IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-211634), which was declared effective by the SEC on June 22, 2016. We raised $155.5 million in net proceeds after deducting underwriting discounts and commissions of $12.1 million and offering expenses of $4.9 million. No payments were made by us to directors, officers or persons owning 10 percent or more of our capital stock or to their associates, or to our affiliates, other than payments in the ordinary course of business to officers for salaries. There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus filed with the SEC on June 23, 2016 pursuant to Rule 424(b). We invested the funds received in accordance with our board-approved investment policy, which provides for investments in obligations of the U.S. government, money market instruments, registered money market funds and corporate bonds. The managing underwriters of our IPO were Goldman, Sachs & Co. and J.P. Morgan Securities LLC.

        In October 2016, we closed our follow-on public offering, in which we sold 1,691,222 shares of Class A common stock at a price to the public of $40.00 per share, including shares sold in connection with the exercise of the underwriters' option to purchase additional shares. The offer and sale of all of the shares in the follow-on offering were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-214034), which was declared effective by the SEC on October 20, 2016. We raised $64.4 million in net proceeds after deducting underwriting discounts and commissions and offering expenses paid and payable by us. No payments were made by us to directors, officers or persons owning 10 percent or more of our capital stock or to their associates, or to our affiliates, other than payments in the ordinary course of business to officers for salaries. There has been no material change in the planned use of proceeds from our follow-on offering as described in our final prospectus filed with the SEC on October 21, 2016 pursuant to Rule 424(b). We invested the funds received in accordance with our board-approved investment policy, which provides for investments in obligations of the U.S. government, money market instruments, registered money market funds and corporate bonds. The managing underwriters of our follow-on offering were Goldman, Sachs & Co. and J.P. Morgan Securities LLC.

  (c) Issuer Purchases of Equity Securities

        None.

Item 6.    Selected Financial and Other Data

        We have derived the selected consolidated statements of operations data for the years ended December 31, 2016, 2015 and 2014 and the Balance Sheet data as of December 31, 2016 and 2015 from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results that may be expected in the future. The following selected consolidated financial and other data should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", and our consolidated financial statements and the related notes appearing in Item 8, "Financial Statements and Supplementary Data", of this Annual Report on Form 10-K to fully understand factors that may affect the comparability of the information presented below.

	Year Ended December 31,
	2016	2015	2014
	(In thousands, except share, per share and customer data)
Consolidated Statement of Operations Data:
Revenue	$277,335	$166,919	$88,846
Cost of revenue(1)(2)	120,520	74,454	41,423

Gross profit	156,815	92,465	47,423

Operating expenses:
Research and development(1)(2)	77,926	42,559	21,824
Sales and marketing(1)	65,267	49,308	33,322
General and administrative(1)(2)	51,077	35,991	18,960
Charitable contribution	3,860	—	—

Total operating expenses	198,130	127,858	74,106

Loss from operations	(41,315)	(35,393)	(26,683)
Other income (expenses), net	317	11	(62)

Loss before provision for income taxes	(40,998)	(35,382)	(26,745)
Provision for income taxes	(326)	(122)	(13)

Net loss	(41,324)	(35,504)	(26,758)
Deemed dividend to investors in relation to tender offer	—	(3,392)	—

Net loss attributable to common stockholders	$(41,324)	$(38,896)	$(26,758)

Net loss per share attributable to common stockholders, basic and diluted	$(0.78)	$(2.19)	$(1.58)

Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	53,116,675	17,746,526	16,900,124

Key Business Metrics:
Number of Active Customer Accounts(3) (as of end date of period)	36,606	25,347	16,631
Base Revenue(4)	245,548	$136,851	$75,697
Base Revenue Growth Rate	79%	81%	81%
Dollar-Based Net Expansion Rate(5)	161%	155%	153%

(1)
Includes stock-based compensation expense as follows:

	Year Ended December 31,
	2016	2015	2014
	(In thousands)
Cost of revenue	$291	$65	$39
Research and development	12,946	4,046	1,577
Sales and marketing	4,972	2,389	1,335
General and administrative	6,016	2,377	1,027

Total	$24,225	$8,877	$3,978

(2)
Includes amortization of acquired intangibles as follows:

	Year Ended December 31,
	2016	2015	2014
	(In thousands)
Cost of revenue	$619	$239	$—
Research and development	151	130	—
General and administrative	110	95	—

Total	$880	$464	$—

(3)
See the section titled "Management's Discussion and Analysis of Financial Condition and Results of Operations—Key Business Metrics—Number of Active Customer Accounts."

(4)
See the section titled "Management's Discussion and Analysis of Financial Condition and Results of Operations—Key Business Metrics—Base Revenue."

(5)
See the section titled "Management's Discussion and Analysis of Financial Condition and Results of Operations—Key Business Metrics—Dollar-Based Net Expansion Rate."

	As of December 31,
	2016	2015
	(In thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$305,665	$108,835
Working capital	279,676	96,032
Property and equipment, net	37,552	14,058
Total assets	412,694	157,516
Total stockholders' equity	329,447	116,625

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

        Non-GAAP Gross Profit and Non-GAAP Gross Margin.    We define non-GAAP gross profit and non-GAAP gross margin as GAAP gross profit and GAAP gross margin, respectively, adjusted to exclude stock-based compensation and amortization of acquired intangibles.

	Year Ended December 31,
	2016	2015
	(In thousands)
Reconciliation:
Gross profit	$156,815	$92,465
Non-GAAP adjustments:
Stock-based compensation	291	65
Amortization of acquired intangible assets	619	239

Non-GAAP gross profit	$157,725	$92,769

Non-GAAP gross margin	57%	56%

        Non-GAAP Operating Expenses.    We define non-GAAP operating expenses (including categories of operating expenses) as GAAP operating expenses (and categories of operating expenses) adjusted to exclude, as applicable, stock-based compensation, amortization of acquired intangibles, expenses related to stock repurchases, acquisition-related expenses, release of tax liability upon obligation settlement, charitable contribution and payroll taxes related to stock-based compensation.

	Year Ended December 31,
	2016	2015
	(In thousands)
Reconciliation:
Operating expenses	$198,130	$127,858
Non-GAAP adjustments:
Stock-based compensation	(23,934)	(8,812)
Amortization of acquired intangible assets	(261)	(225)
Stock repurchase	—	(1,965)
Acquisition-related expenses	(499)	(1,165)
Release of tax liability upon obligation settlement	805	—
Charitable contribution	(3,860)	—
Payroll taxes related to stock-based compensation	(434)	—

Non-GAAP operating expenses	$169,947	$115,691

        Non-GAAP Operating Loss and Non-GAAP Operating Margin.    We define non-GAAP operating loss and non-GAAP operating margin as GAAP operating loss and GAAP operating margin, respectively, adjusted to exclude stock-based compensation, amortization of acquired intangibles, expenses related to stock repurchases, acquisition-related expenses, release of tax liability upon obligation settlement, charitable contribution and payroll taxes related to stock-based compensation.

	Year Ended December 31,
	2016	2015
	(In thousands)
Reconciliation:
Loss from operations	$(41,315)	$(35,393)
Non-GAAP adjustments:
Stock-based compensation	24,225	8,877
Amortization of acquired intangible assets	880	464
Stock repurchase	—	1,965
Acquisition-related expenses	499	1,165
Release of tax liability upon obligation settlement	(805)	—
Charitable contribution	3,860	—
Payroll taxes related to stock-based compensation	434	—

Non-GAAP loss from operations	$(12,222)	$(22,922)

Non-GAAP operating margin	(4)%	(14)%

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. In addition to historical financial information, the following discussion contains forward-looking statements that is based upon current plans, expectations and beliefs that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under "Risk Factors" in this Annual Report on Form 10-K. Our fiscal year ends on December 31.

 Overview

        We are the leader in the Cloud Communications Platform category. We enable developers to build, scale and operate real-time communications within software applications.

        Our developer-first platform approach consists of three things: our Programmable Communications Cloud, Super Network and Business Model for Innovators. Our Programmable Communications Cloud software enables developers to embed voice, messaging, video and authentication capabilities into their applications via our simple-to-use Application Programming Interfaces, or APIs. We do not aim to provide complete business solutions, rather our Programmable Communications Cloud offers flexible building blocks that enable our customers to build what they need. The Super Network is our software layer that allows our customers' software to communicate with connected devices globally. It interconnects with communications networks around the world and continually analyzes data to optimize the quality and cost of communications that flow through our platform. Our Business Model for Innovators empowers developers by reducing friction and upfront costs, encouraging experimentation, and enabling developers to grow as customers as their ideas succeed.

        As of December 31, 2016, our customers' applications that are embedded with our products could reach users via voice, messaging and video in nearly every country in the world, and our platform offered customers local telephone numbers in over 50 countries and text-to-speech functionality in 26 languages. We support our global business through 26 cloud data centers in eight regions around the world and have developed contractual relationships with network service providers globally.

        Our business model is primarily focused on reaching and serving the needs of developers. We established and maintain our leadership position by engaging directly with, and cultivating, our developer community, which has led to the rapid adoption of our platform. We reach developers through community events and conferences, including our SIGNAL developer conference, to demonstrate how every developer can create differentiated applications incorporating communications using our products.

        Once developers are introduced to our platform, we provide them with a low-friction trial experience. By accessing our easy-to-configure APIs, extensive self-service documentation and customer support team, developers build our products into their applications and then test such applications through free trials. Once they have decided to use our products beyond the initial free trial period, customers provide their credit card information and only pay for the actual usage of our products. Historically, we have acquired the substantial majority of our customers through this self-service model. As customers expand their usage of our platform, our relationships with them often evolve to include business leaders within their organizations. Once our customers reach a certain spending level with us, we support them with account managers or customer success advocates within our sales organization to ensure their satisfaction and expand their usage of our products.

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

        We generate the substantial majority of our revenue from customers based on their usage of our software products that they have incorporated into their applications. In addition, customers typically purchase one or more telephone numbers from us, for which we charge a monthly flat fee per number. Some customers also choose to purchase various levels of premium customer support for a monthly fee. Customers that register in our self-service model typically pay up-front via credit card and draw down their balance as they purchase or use our products. Most of our customers draw down their balance in the same month they pay up front and, as a result, our deferred revenue at any particular time is not a meaningful indicator of future revenue. As our customers' usage grows, some of our customers enter into contracts and are invoiced monthly in arrears. Many of these customer contracts have terms of 12 months and typically include some level of minimum revenue commitment. Most customers with minimum revenue commitment contracts generate a significant amount of revenue in excess of their minimum revenue commitment in any period. Historically, the aggregate minimum commitment revenue from customers with which we have contracts has constituted a minority of our revenue in any period, and we expect this to continue in the future.

        Our developer-focused products are delivered to customers and users through our Super Network, which uses software to optimize communications on our platform. We interconnect with communications networks globally to deliver our products, and therefore we have arrangements with network service providers in many regions throughout the world. Historically, a substantial majority of our cost of revenue has been network service provider fees. We continue to optimize our network service provider coverage and connectivity through continuous improvements in routing and sourcing in order to lower the usage expenses we incur for network service provider fees. As we benefit from our platform optimization efforts, we sometimes pass these savings on to customers in the form of lower usage prices on our products in an effort to drive increased usage and expand the reach and scale of our platform. In the near term, we intend to operate our business to expand the reach and scale of our platform and to grow our revenue, rather than to maximize our gross margins.

        We have achieved significant growth in recent periods. For the years ended December 31, 2016, 2015 and 2014, our revenue was $277.3 million, $166.9 million and $88.8 million, respectively. In 2016, 2015 and 2014, our 10 largest Active Customer Accounts generated an aggregate of 30%, 32% and 28%, respectively. For the years ended December 31, 2016, 2015 and 2014, among our 10 largest Active Customer Accounts we had three, two and one Variable Customer Accounts, respectively, representing 11%, 17% and 13%, respectively. For the years ended December 31, 2016, 2015 and 2014, our Base Revenue was $245.5 million, $136.9 million and $75.7 million, respectively. We incurred a net loss of $41.3 million, $35.5 million and $26.8 million for the years ended December 31, 2016, 2015 and 2014, respectively. See the section titled "—Key Business Metrics—Base Revenue" for a discussion of Base Revenue.

Initial Public Offering

        In June 2016, we completed an initial public offering ("IPO") in which we sold 11,500,000 shares of our newly authorized Class A common stock, which included 1,500,000 shares sold pursuant to the exercise by the underwriters of an option to purchase additional shares, at the public offering price of $15.00 per share. We received net proceeds of $155.5 million, after deducting underwriting discounts and commissions and offering expenses paid by us, from the sale of our shares in the IPO. Immediately prior to the completion of the IPO, all shares of common stock then outstanding were reclassified as shares of Class B common stock and all shares of convertible preferred stock then outstanding were converted into 54,508,441 shares of common stock on a one-to-one basis, and then reclassified as shares of Class B common stock. See Note 12 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further discussion of Class A and B common stock.

Follow-on Public Offering

        In October 2016, we completed a follow-on public offering in which we sold 1,691,222 shares of our Class A common stock, which included 1,050,000 shares sold pursuant to the exercise by the underwriters of an option to purchase additional shares, at a public offering price of $40.00 per share. In addition, another 6,358,778 shares of our Class A common stock were sold by our selling stockholders, which included 906,364 shares sold pursuant to the exercise of employee stock options by certain selling stockholders. We received aggregate proceeds of $64.4 million, after deducting underwriting discounts and commissions and estimated offering expenses paid and payable by us. Of the net proceeds we received in such offering, $3.9 million was reserved to fund and support the operations of Twilio.org, through which we donate and discount our products to nonprofits, who use our products to engage their audience, expand their reach and focus on making a meaningful change in the world, and the number of shares of our Class A common stock that was reserved for that purpose was reduced by 100,000. We did not receive any of the net proceeds from the sales of shares by the selling stockholders.

Key Business Metrics

	Year Ended December 31,
	2016	2015	2014
Number of Active Customer Accounts (as of end date of period)	36,606	25,347	16,631
Base Revenue (in thousands)	$245,548	$136,851	$75,697
Base Revenue Growth Rate	79%	81%	81%
Dollar-Based Net Expansion Rate	161%	155%	153%

        Number of Active Customer Accounts.    We believe that the number of our Active Customer Accounts is an important indicator of the growth of our business, the market acceptance of our platform and future revenue trends. We define an Active Customer Account at the end of any period as an individual account, as identified by a unique account identifier, for which we have recognized at least $5 of revenue in the last month of the period. We believe that the use of our platform by our customers at or above the $5 per month threshold is a stronger indicator of potential future engagement than trial usage of our platform or usage at levels below $5 per month. A single organization may constitute multiple unique Active Customer Accounts if it has multiple account identifiers, each of which is treated as a separate Active Customer Account.

        In the years ended December 31, 2016, 2015 and 2014, revenue from Active Customer Accounts represented over 99% of total revenue in each period.

        Base Revenue.    We monitor Base Revenue as one of the more reliable indicators of future revenue trends. Base Revenue consists of all revenue other than revenue from large Active Customer Accounts that have never entered into 12-month minimum revenue commitment contracts with us, which we refer to as Variable Customer Accounts. While almost all of our customer accounts exhibit some level of variability in the usage of our products, based on the experience of our management, we believe that Variable Customer Accounts are more likely to have significant fluctuations in usage of our products from period to period, and therefore that revenue from Variable Customer Accounts may also fluctuate significantly from period to period. This behavior is best evidenced by the decision of such customers not to enter into contracts with us that contain minimum revenue commitments, even though they may spend significant amounts on the use of our products and they may be foregoing more favorable terms often available to customers that enter into committed contracts with us. This variability adversely affects our ability to rely upon revenue from Variable Customer Accounts when analyzing expected trends in future revenue.

        For historical periods through March 31, 2016, we defined a Variable Customer Account as an Active Customer Account that (i) had never signed a minimum revenue commitment contract with us for a term of at least 12 months and (ii) had met or exceeded 1% of our revenue in any quarter in the periods presented through March 31, 2016. To allow for consistent period-to-period comparisons, in the event a customer account qualified as a Variable Customer Account as of March 31, 2016, or a previously Variable Customer Account ceased to be an Active Customer Account as of such date, we included such customer account as a Variable Customer Account in all periods presented. For reporting periods starting with the three months ended June 30, 2016, we define a Variable Customer Account as a customer account that (a) has been categorized as a Variable Customer Account in any prior quarter, as well as (b) any new customer account that (i) is with a customer that has never signed a minimum revenue commitment contract with us for a term of at least 12 months and (ii) meets or exceeds 1% of our revenue in a quarter. Once a customer account is deemed to be a Variable Customer Account in any period, it remains a Variable Customer Account in subsequent periods unless such customer enters into a minimum revenue commitment contract with us for a term of at least 12 months.

        In the years ended December 31, 2016, 2015 and 2014, we had eight, nine and ten Variable Customer Accounts, which represented 11%, 18% and 15%, respectively, of our total revenue.

        Dollar-Based Net Expansion Rate.    Our ability to drive growth and generate incremental revenue depends, in part, on our ability to maintain and grow our relationships with existing Active Customer Accounts and to increase their use of the platform. An important way in which we track our performance in this area is by measuring the Dollar-Based Net Expansion Rate for our Active Customer Accounts, other than our Variable Customer Accounts. Our Dollar-Based Net Expansion Rate increases when such Active Customer Accounts increase usage of a product, extend usage of a product to new applications or adopt a new product. Our Dollar-Based Net Expansion Rate decreases when such Active Customer Accounts cease or reduce usage of a product or when we lower usage prices on a product. As our customers grow their businesses and extend the use of our platform, they sometimes create multiple customer accounts with us for operational or other reasons. As such, for reporting periods starting with the three months ended December 31, 2016, when we identify a significant customer organization (defined as a single customer organization generating more than 1% of revenue in a quarterly reporting period) that has created a new Active Customer Account, this new Active Customer Account is tied to, and revenue from this new Active Customer Account is included with, the original Active Customer Account for the purposes of calculating this metric. We believe measuring our Dollar-Based Net Expansion Rate on revenue generated from our Active Customer Accounts, other than our Variable Customer Accounts, provides a more meaningful indication of the performance of our efforts to increase revenue from existing customers.

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

Acquisitions

        In November 2016, we acquired certain assets of Tikal Technologies S.L., a Spanish corporation, behind its Kurento Open Source Project, consisting of proprietary WebRTC media processing technologies, certain licenses, patents and trademarks and employee relationships behind the WebRTC technology. The purchase price consisted of $8.5 million in cash, of which $1.5 million was placed into an escrow to protect us against breaches of general representations, warranties, claims and tax compliance matters. The escrow is effective for 24 months and 10 days from the acquisition date and may be extended under certain circumstances.

Stock Repurchase

        On August 21, 2015, we repurchased an aggregate of 365,916 shares of Series A preferred stock and Series B preferred stock from certain preferred stockholders, and repurchased an aggregate of 1,869,156 shares of common stock from certain current and former employees, for $22.8 million in cash, which transaction we refer to as the 2015 Repurchase. The 2015 Repurchase was conducted at a price in excess of the fair value of our common stock at the date of repurchase. No special rights or privileges were conveyed to the employees and former employees. However, not all employees were invited to participate in the 2015 Repurchase. We recorded a compensation expense in the amount of $2.0 million, which represented the excess of the common stock repurchase price above the fair value of the common stock on the date of repurchase. The excess of the preferred stock repurchase price above the carrying value of the preferred stock was recorded as a deemed dividend in the year ended December 31, 2015. We retired the shares repurchased in the 2015 Repurchase as of August 21, 2015.

Net Loss Carryforwards

        At December 31, 2016, we had federal and state net operating loss carryforwards of approximately $104.0 million and $88.7 million, respectively, and federal and state tax credits of approximately $6.4 million and $5.4 million, respectively. If not utilized, the federal and state loss carryforwards will expire at various dates beginning in 2029 and 2027, respectively, and the federal tax credits will expire at various dates beginning in 2029. The state tax credits can be carried forward indefinitely. At present, we believe that it is more likely than not that the federal and state net operating loss and credit carryforwards will not be realized. Accordingly, a full valuation allowance has been established for these tax attributes, as well as the rest of the federal and state deferred tax assets.

Key Components of Statements of Operations

        Revenue.    We derive our revenue primarily from usage-based fees earned from customers using the software products within our Programmable Communications Cloud. These usage-based software products include our Programmable Voice, Programmable Messaging and the recently introduced Programmable Video products. Some examples of the usage-based fees for which we charge include minutes of call duration activity for our Programmable Voice products, number of text messages sent or received using our Programmable Messaging products and number of authentications for our Programmable Authentication product. In 2016, 2015 and 2014, we generated 83%, 79% and 75% of our revenue, respectively, from usage-based fees. We also earn monthly flat fees from certain fee-based products, such as telephone numbers and customer support. We do not generate any revenue directly from our Super Network or Business Model for Innovators.

        Customers typically pay up-front via credit card in monthly prepaid amounts and draw down their balances as they purchase or use our products. As customers grow their usage of our products they automatically receive tiered usage discounts. Our larger customers often enter into contracts, for at least 12 months, that contain minimum revenue commitments, which may contain more favorable pricing. Customers on such contracts typically are invoiced monthly in arrears for products used.

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

        We continue to focus our research and development efforts on adding new features and products including new use cases, improving our platform and increasing the functionality of our existing products.

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

        We focus our sales and marketing efforts on generating awareness of our company, platform and products through our developer evangelist team and self-service model, creating sales leads and establishing and promoting our brand, both domestically and internationally. We plan to continue investing in sales and marketing by increasing our sales and marketing headcount, supplementing our self-service model with an enterprise sales approach, expanding our sales channels, driving our go-to-market strategies, building our brand awareness and sponsoring additional marketing events.

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

 Results of Operations

        The following tables set forth our results of operations for the periods presented in dollars and as a percentage of our total revenue for those periods. The period-to-period comparisons of our historical results are not necessarily indicative of the results that may be expected in the future.

	Year Ended December 31,
	2016	2015	2014
	(In thousands, except share and per share data)
Consolidated Statements of Operations Data:
Revenue	$277,335	$166,919	$88,846
Cost of revenue(1)(2)	120,520	74,454	41,423

Gross profit	156,815	92,465	47,423

Operating expenses:
Research and development(1)(2)	77,926	42,559	21,824
Sales and marketing(1)	65,267	49,308	33,322
General and administrative(1)(2)	51,077	35,991	18,960
Charitable contribution	3,860	—	—

Total operating expenses	198,130	127,858	74,106

Loss from operations	(41,315)	(35,393)	(26,683)
Other income (expenses), net	317	11	(62)

Loss before provision for income taxes	(40,998)	(35,382)	(26,745)
Provision for income taxes	(326)	(122)	(13)

Net loss	(41,324)	(35,504)	(26,758)
Deemed dividend to investors in relation to tender offer	—	(3,392)	—

Net loss attributable to common stockholders	$(41,324)	$(38,896)	$(26,758)

Net loss per share attributable to common stockholders, basic and diluted	$(0.78)	$(2.19)	$(1.58)

Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	53,116,675	17,746,526	16,900,124

(1)
Includes stock-based compensation expense as follows:

	Year Ended December 31,
	2016	2015	2014
	(In thousands)
Cost of revenue	$291	$65	$39
Research and development	12,946	4,046	1,577
Sales and marketing	4,972	2,389	1,335
General and administrative	6,016	2,377	1,027

Total	$24,225	$8,877	$3,978

(2)
Includes amortization of acquired intangibles as follows:

	Year Ended December 31,
	2016	2015	2014
	(In thousands)
Cost of revenue	$619	$239	$—
Research and development	151	130	—
General and administrative	110	95	—

Total	$880	$464	$—

	Year Ended December 31,
	2016	2015	2014
Consolidated Statements of Operations, as a percentage of revenue:**
Revenue	100%	100%	100%
Cost of revenue	43	45	47

Gross profit	57	55	53

Operating expenses:
Research and development	28	25	25
Sales and marketing	24	30	38
General and administrative	18	22	21
Charitable contribution	1	—	—

Total operating expenses	71	77	83

Loss from operations	(15)	(21)	(30)
Other income (expenses), net	*	*	*

Loss before provision for income taxes	(15)	(21)	(30)
Provision for income taxes	*	*	*

Net loss	(15)	(21)	(30)
Deemed dividend to investors in relation to tender offer	—	(2)	—

Net loss attributable to common stockholders	(15)%	(23)%	(30)%

*
Less than 0.5% of revenue.

**
Columns may not add up to 100% due to rounding.

Comparison of the Fiscal Years Ended December 31, 2016, 2015 and 2014

  Revenue

	Year Ended December 31,
				2015 to 2016 Change		2014 to 2015 Change
	2016	2015	2014
	(Dollars in thousands)
Base revenue	$245,548	$136,851	$75,697	$108,697	79%	$61,154	81%
Variable revenue	31,787	30,068	13,149	1,719	6%	16,919	129%

Total revenue	$277,335	$166,919	$88,846	$110,416	66%	$78,073	88%

  2016 Compared to 2015

        In 2016, Base Revenue increased by $108.7 million, or 79%, compared to 2015, and represented 89% and 82% of total revenue in 2016 and 2015, respectively. This increase was primarily attributable to an increase in the usage of all our products, particularly our Programmable Messaging products and

Programmable Voice products, and the adoption of additional products by our existing customers. This increase was partially offset by pricing decreases that we have implemented over time for our customers in the form of lower usage prices in an effort to increase the reach and scale of our platform. The changes in usage and price in 2016 were reflected in our Dollar-Based Net Expansion Rate of 161%. The increase in usage was also attributable to a 44% increase in the number of Active Customer Accounts, from 25,347 as of December 31, 2015 to 36,606 as of December 31, 2016.

        In 2016, Variable Revenue increased by $1.7 million, or 6%, compared to 2015, and represented 11% and 18% of total revenue in 2016 and 2015, respectively. This increase was primarily attributable to the increase in the usage of products by our existing Variable Customer Accounts, partially offset by the decrease in number of Variable Customer Accounts from nine to eight.

        U.S. revenue and international revenue represented $233.9 million, or 84%, and $43.4 million, or 16%, respectively, of total revenue in 2016, compared to $143.1 million, or 86%, and $23.8 million, or 14%, respectively, of total revenue in 2015. The increase in international revenue in absolute dollars and as a percentage of total revenue was attributable to the growth in usage of our products, particularly our Programmable Messaging products and Programmable Voice products, by our existing international Active Customer Accounts and to a 61% increase in the number of international Active Customer Accounts, driven in part by our focus on expanding our sales to customers outside of the United States. We opened one office outside of the United States between December 31, 2015 and December 31, 2016.

  2015 Compared to 2014

        In 2015, Base Revenue increased by $61.2 million, or 81%, compared to 2014, and represented 82% and 85% of total revenue in 2015 and 2014, respectively. This increase was primarily attributable to an increase in the usage of all our products, particularly our Programmable Messaging products and Programmable Voice products, and the adoption of additional products by our existing customers. This increase was partially offset by pricing decreases that we have implemented over time for our customers in the form of lower usage prices in an effort to increase the reach and scale of our platform. The changes in usage and price in 2015 were reflected in our Dollar-Based Net Expansion Rate of 155%. The increase in usage was also attributable to a 52% increase in the number of Active Customer Accounts, from 16,631 as of December 31, 2014 to 25,347 as of December 31, 2015.

        In 2015, Variable Revenue increased by $16.9 million, or 129%, compared to 2014, and represented 18% and 15% of total revenue in 2015 and 2014, respectively. This increase was primarily attributable to the increase in the usage of products by our existing Variable Customer Accounts.

        U.S. revenue and international revenue represented $143.1 million, or 86%, and $23.8 million, or 14%, respectively, of total revenue in 2015, compared to $78.3 million, or 88%, and $10.6 million, or 12%, respectively, of total revenue in 2014. The increase in international revenue in absolute dollars and as a percentage of total revenue was attributable to the growth in usage of our products, particularly our Programmable Messaging products and Programmable Voice products, by our existing international Active Customer Accounts and to a 78% increase in the number of international Active Customer Accounts, driven in part by our focus on expanding our sales to customers outside of the United States. We opened five offices outside of the United States between December 31, 2014 and December 31, 2015.

  Cost of Revenue and Gross Margin

	Year Ended December 31,
				2015 to 2016 Change		2014 to 2015 Change
	2016	2015	2014
	(Dollars in thousands)
Cost of revenue	$120,520	$74,454	$41,423	$46,066	62%	$33,031	80%
Gross margin	57%	55%	53%

  2016 Compared to 2015

        In 2016, cost of revenue increased by $46.1 million, or 62%, compared to 2015. The increase in cost of revenue was primarily attributable to a $40.0 million increase in network service providers' costs, a $2.8 million increase in cloud infrastructure fees to support the growth in usage of our products and a $1.9 million increase in amortization expense for internal-use software.

        In 2016, gross margin improved primarily as a result of cost savings from our continued platform optimization efforts, along with changes in our product and geographic mix.

  2015 Compared to 2014

        In 2015, cost of revenue increased by $33.0 million, or 80%, compared to 2014. The increase in cost of revenue was primarily attributable to a $28.6 million increase in network service providers' costs, a $2.6 million increase in cloud infrastructure fees to support the growth in usage of our products and a $1.2 million increase in amortization expense for internal-use software.

        In 2015, gross margin improved primarily as a result of cost savings from our continued platform optimization efforts.

  Operating Expenses

	Year Ended December 31,
				2015 to 2016 Change		2014 to 2015 Change
	2016	2015	2014
	(Dollars in thousands)
Research and development	$77,926	$42,559	$21,824	$35,367	83%	$20,735	95%
Sales and marketing	65,267	49,308	33,322	15,959	32%	15,986	48%
General and administrative	51,077	35,991	18,960	15,086	42%	17,031	90%
Charitable contribution	3,860	—	—	3,860	100%	—	—

Total operating expenses	$198,130	$127,858	$74,106	$70,272	55%	$53,752	73%

  2016 Compared to 2015

        In 2016, research and development expenses increased by $35.4 million, or 83%, compared to 2015. The increase was primarily attributable to a $27.3 million increase in personnel costs, net of a $4.4 million increase in capitalized software development costs, largely as a result of a 61% average increase of our research and development headcount, as we continued to focus on enhancing our existing products and introducing new products, as well as enhancing product management and other technical functions. The increase was also due in part to a $1.9 million increase related to the facilities rent expense in connection with our new office lease in San Francisco, California, a $1.7 million increase in cloud infrastructure fees to support the staging and development of our products, a $1.2 million increase in amortization expense related to our internal-use software and the intangible assets acquired through business combinations and a $1.2 million increase in the software subscription expense. These increases were partially offset by a $0.8 million decrease in compensation expense related to the 2015 Repurchase, which was not incurred in 2016.

        In 2016, sales and marketing expenses increased by $16.0 million, or 32%, compared to 2015. The increase was primarily attributable to a $9.4 million increase in personnel costs, largely as a result of a 35% average increase in sales and marketing headcount as we continued to expand our sales efforts in the United States and internationally, a $1.6 million increase in credit card processing fees due to increased volumes, a $0.8 million increase in the software subscription expense, a $0.8 million increase in the facilities rent expense primarily due to our new office lease in San Francisco, California, a $0.7 million increase related to our SIGNAL developer conferences, a $0.6 million increase in advertising expenses, a $0.6 million increase in professional services fees and a $0.6 million increase in employee travel expenses.

        In 2016, general and administrative expenses increased by $15.1 million, or 42%, compared to 2015. The increase was primarily attributable to a $7.7 million increase in personnel costs, largely as a result of a 41% average increase in general and administrative headcount to support the growth of our business and becoming a publicly-traded company, a $4.9 million increase in sales and other taxes, a $1.4 million increase in depreciation, amortization and facilities rent primarily due to our new office lease in San Francisco, California and a $0.9 million increase in professional service fees unrelated to business combinations. These increases were partially offset by a $1.1 million decrease in compensation expense related to the 2015 Repurchase, which was not incurred in 2016, a $0.8 million decrease related to the partial reversal of previously recorded tax liability upon settlement of the obligation and a $0.7 million decrease in professional services fees related to business combinations.

        In 2016, of the net proceeds we received in our follow-on public offering, $3.9 million was reserved to fund and support the operations of Twilio.org. In December 2016, Twilio.org donated the full $3.9 million proceeds into an independent Donor Advised Find to further our philanthropic goals.

  2015 Compared to 2014

        In 2015, research and development expenses increased by $20.7 million, or 95%, compared to 2014. The increase was primarily attributable to a $14.0 million increase in personnel costs, net of a $4.7 million increase in capitalized software development costs, largely as a result of a 80% increase of our research and development headcount, as we continued to focus on enhancing our existing products and introducing new products, as well as enhancing product management and other technical functions. The increase was also due in part to a $1.1 million increase in cloud infrastructure fees to support the staging and development of our products, a $1.0 million increase in outsourced engineering services, net of $0.8 million increase in capitalized software development costs, a $0.8 million increase in compensation expense in relation to the 2015 Repurchase, a $0.8 million increase in amortization expense related to our internal-use software and the intangible assets acquired in the Authy transaction, a $0.7 million increase related to amortization of prepaid software licenses and a $0.5 million increase in our general overhead costs.

        In 2015, sales and marketing expenses increased by $16.0 million, or 48%, compared to 2014. The increase was primarily attributable to a $9.6 million increase in personnel costs, largely as a result of a 39% increase in sales and marketing headcount as we continued to expand our sales efforts in the United States and internationally, a $2.6 million increase related to our SIGNAL developer conference, which was not held in the prior year, a $1.9 million increase in advertising expenses, a $0.7 million increase in credit card processing fees and a $0.2 million increase in our general overhead costs. These increases were partially offset by a $0.5 million decrease in expenses for brand awareness programs and events other than our SIGNAL developer conference.

        In 2015, general and administrative expenses increased by $17.0 million, or 90%, compared to 2014. The increase was primarily attributable to a $7.5 million increase in personnel costs, largely as a result of a 72% increase in general and administrative headcount to support the growth of our business, a $4.1 million increase in professional service fees unrelated to Authy, a $2.0 million increase in sales and other taxes, a $1.1 million increase in compensation expense related to the 2015 Repurchase, a $0.8 million increase in professional service fees related to the acquisition of Authy and a $0.7 million increase related to depreciation, amortization and other general overhead, all associated with the growth of our business.

Quarterly Results of Operations

        The following tables set forth our unaudited quarterly statements of operations data for each of the eight quarters ended December 31, 2016, as well as the percentage that each line item represents of our revenue for each quarter presented. The information for each quarter has been prepared on a basis consistent with our audited consolidated financial statements included in this Annual Report on Form 10-K, and reflect, in the opinion of management, all adjustments of a normal, recurring nature that are necessary for a fair presentation of the financial information contained in those statements. Our historical results are not necessarily indicative of the results that may be expected in the future. The following quarterly financial data should be read in conjunction with our audited consolidated financial statements included in this Annual Report on Form 10-K.

	Three Months Ended
	March 31, 2015	June 30, 2015	Sept. 30, 2015	Dec. 31, 2015	March 31, 2016	June 30, 2016	Sept. 30, 2016	Dec. 31, 2016
	(Unaudited, in thousands)
Consolidated Statements of Operations:
Revenue	$33,365	$37,954	$44,262	$51,338	$59,340	$64,510	$71,533	$81,952
Cost of revenue(1)(2)	15,545	16,827	19,602	22,480	26,827	28,203	31,285	34,205

Gross profit	17,820	21,127	24,660	28,858	32,513	36,307	40,248	47,747

Operating expenses:
Research and development(1)(2)	8,480	9,388	11,602	13,089	14,864	17,369	21,106	24,587
Sales and marketing(1)	9,869	14,164	12,067	13,208	13,422	18,156	15,873	17,816
General and administrative(1)(2)	8,265	7,035	9,935	10,756	10,593	11,635	14,545	14,304
Charitable contribution	—	—	—	—	—	—	—	3,860

Total operating expenses	26,614	30,587	33,604	37,053	38,879	47,160	51,524	60,567

Loss from operations	(8,794)	(9,460)	(8,944)	(8,195)	(6,366)	(10,853)	(11,276)	(12,820)
Other income (expense), net	53	(83)	(28)	69	(18)	(28)	138	225

Loss before (provision) benefit for income taxes	(8,741)	(9,543)	(8,972)	(8,126)	(6,384)	(10,881)	(11,138)	(12,595)
(Provision) benefit for income taxes	81	(33)	(36)	(134)	(84)	(113)	(116)	(13)

Net loss	(8,660)	(9,576)	(9,008)	(8,260)	(6,468)	(10,994)	(11,254)	(12,608)
Deemed dividend to investors in relation to tender offer	—	—	(3,392)	—	—	—	—	—

Net loss attributable to common stockholders	$(8,660)	$(9,576)	$(12,400)	$(8,260)	$(6,468)	$(10,994)	$(11,254)	$(12,608)

(1)
Includes stock-based compensation expense as follows:

	Three Months Ended
	March 31, 2015	June 30, 2015	Sept. 30, 2015	Dec. 31, 2015	March 31, 2016	June 30, 2016	Sept. 30, 2016	Dec. 31, 2016
	(Unaudited, in thousands)
Cost of revenue	$14	$14	$17	$20	$23	$28	$84	$156
Research and development	663	796	980	1,607	1,516	2,379	3,741	5,310
Sales and marketing	420	513	691	765	734	1,116	1,432	1,690
General and administrative	548	599	553	677	752	1,453	2,391	1,420

Total	$1,645	$1,922	$2,241	$3,069	$3,025	$4,976	$7,648	$8,576

(2)
Includes amortization of acquired intangibles as follows:

	Three Months Ended
	March 31, 2015	June 30, 2015	Sept. 30, 2015	Dec. 31, 2015	March 31, 2016	June 30, 2016	Sept. 30, 2016	Dec. 31, 2016
	(Unaudited, in thousands)
Cost of revenue	$28	$21	$70	$120	$70	$70	$70	$409
Research and development	17	87	38	(12)	38	38	38	37
General and administrative	11	28	27	29	27	28	28	27

Total	$56	$136	$135	$137	$135	$136	$136	$473

	Three Months Ended
	March 31, 2015	June 30, 2015	Sept. 30, 2015	Dec. 31, 2015	March 31, 2016	June 30, 2016	Sept. 30, 2016	Dec. 31, 2016
	(Unaudited)
Consolidated Statements of Operations, as a percentage of revenue:**
Revenue	100%	100%	100%	100%	100%	100%	100%	100%
Cost of revenue	47	44	44	44	45	44	44	42

Gross margin	53	56	56	56	55	56	56	58

Operating expenses:
Research and development	25	25	26	25	25	27	30	30
Sales and marketing	30	37	27	26	23	28	22	22
General and administrative	25	19	22	21	18	18	20	17
Charitable contribution	—	—	—	—	—	—	—	5

Total operating expenses	80	81	76	72	66	73	72	74

Loss from operations	(26)	(25)	(20)	(16)	(11)	(17)	(16)	(16)
Other income (expense), net	*	*	*	*	*	*	*	*

Loss before (provision) benefit for income taxes	(26)	(25)	(20)	(16)	(11)	(17)	(16)	(15)
(Provision) benefit for income taxes	*	*	*	*	*	*	*	*

Net loss	(26)	(25)	(20)	(16)	(11)	(17)	(16)	(15)
Deemed dividend to investors in relation to tender offer	—	—	(8)	—	—	—	—	—

Net loss attributable to common stockholders	(26)%	(25)%	(28)%	(16)%	(11)%	(17)%	(16)%	(15)%

*
Less than 0.5% of revenue.

**
Columns may not add up to 100% due to rounding.

	Three Months Ended
	March 31, 2015	June 30, 2015	Sept. 30, 2015	Dec. 31, 2015	March 31, 2016	June 30, 2016	Sept. 30, 2016	Dec. 31, 2016
	(Unaudited, dollars in thousands)
Number of Active Customer Accounts (as of end date of period)(1)	19,340	21,226	23,822	25,347	28,648	30,780	34,457	36,606
Base Revenue (in thousands)(2)	$25,931	$30,694	$36,729	$43,497	$49,834	$56,370	$64,099	$75,245
Base Revenue Growth Rate	70%	75%	77%	97%	92%	84%	75%	73%
Dollar-Based Net Expansion Rate(3)	145%	149%	156%	172%	170%	164%	155%	155%

(1)
See the section titled "—Key Business Metrics—Number of Active Customer Accounts."

(2)
See the section titled "—Key Business Metrics—Base Revenue."

(3)
See the section titled "—Key Business Metrics—Dollar-Based Net Expansion Rate."

Quarterly Trends in Revenue and Gross Margin

        Our quarterly revenue increased in each period presented primarily due to an increase in the usage of products as well as the adoption of additional products by our existing customers as evidenced by our Dollar-Based Net Expansion Rates, and an increase in our new customers. Our gross margin improved starting with the second quarter of 2015 due to continued platform optimization, and further improved in the fourth quarter of 2016 primarily as a result of cost savings from our continued platform optimization efforts, along with changes in our product and geographic mix.

Quarterly Trends in Operating Expenses

        Our operating expenses have increased sequentially in absolute dollars as a result of our growth, primarily related to increased personnel costs to support our expanded operations and our continued investment in our products. The 2015 Repurchase resulted in $0.8 million and $1.1 million of research and development expense and general and administrative expense, respectively, in the third quarter of 2015. The sales and marketing expenses included $2.6 million and $3.0 million of expenses related to our SIGNAL developer conference in the second quarter of 2015 and 2016, respectively. The general and administrative expenses in the first quarter of 2015 included $1.1 million of professional service fees related to the acquisition of Authy. In addition, the general and administrative expenses for the quarters presented include a significant amount of sales and other taxes to which we are subject. We have not historically collected these taxes from our customers, but we expect to do so in the future.

Liquidity and Capital Resources

        To date, our principal sources of liquidity have been the net proceeds of $155.5 million and $64.4 million, after deducting underwriting discounts and offering expenses paid or payable by us, from our initial public offering in June 2016 and our follow-on public offering in October 2016, respectively; the net proceeds we received through private sales of equity securities, as well as the payments received from customers using our products. From our inception through March 31, 2016, we completed several rounds of equity financing through the sale of our convertible preferred stock for total net proceeds of $237.1 million. We believe that our cash and cash equivalents balances, our credit facility and the cash flows generated by our operations will be sufficient to satisfy our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. However, our belief may prove to be incorrect, and we could utilize our available financial resources sooner than we currently expect. Our future capital requirements and the adequacy of available funds will depend on many factors, including those set forth in the section titled "Risk Factors." We cannot assure you that we will be able to raise additional capital on acceptable terms or at all.

  Credit Facility

        On March 19, 2015, we entered into a $15.0 million revolving line of credit with Silicon Valley Bank. Under this credit facility, outstanding borrowings are based on our prior month's monthly recurring revenue. Advances on the line of credit bear interest payable monthly at Wall Street Journal prime rate plus 1%. Borrowings are secured by substantially all of our assets, with limited exceptions. In order to be able to borrow against the credit line, we must comply with certain restrictive covenants. We are currently in compliance with these covenants. This credit facility expires in March 2017. As of December 31, 2016, the total amount available to be borrowed by us was $15.0 million and we had no outstanding balance on this credit facility.

  Cash Flows

        The following table summarizes our cash flows for the periods indicated:

	Year Ended December 31,
	2016	2015	2014
Cash provided by (used in) operating activities	$10,091	$(18,762)	$(17,360)
Cash used in investing activities	(42,425)	(12,379)	(5,340)
Cash provided by financing activities	229,164	107,349	612

Net increase (decrease) in cash and cash equivalents	$196,830	$76,208	$(22,088)

  Cash Flows from Operating Activities

        In 2016, cash provided by operating activities consisted primarily of our net loss of $41.3 million adjusted for non-cash items, including $24.2 million of stock-based compensation expense, $8.3 million of depreciation and amortization expense and $16.9 million of cumulative changes in operating assets and liabilities. With respect to changes in operating assets and liabilities, accounts payable and other liabilities increased $25.9 million and deferred revenue increased $4.1 million, which were primarily due to increases in transaction volumes and additional accruals of sales and other taxes. Other long-term liabilities increased $9.1 million, primarily due to the increase in the deferred rent balance related to our new office lease in San Francisco, California. This was partially offset by an increase in accounts receivable and prepaid expenses of $22.0 million, which primarily resulted from the growth of our business and the timing of cash receipts from certain of our larger customers, pre-payments for cloud infrastructure fees and certain operating expenses, and a $5.7 million net increase related to the tenant improvement allowance under our new San Francisco, California office lease, after collecting $2.6 million from the landlord in the fourth quarter of 2016.

        In 2015, cash used in operating activities consisted primarily of our net loss of $35.5 million adjusted for non-cash items, including $8.9 million of stock-based compensation expense, $4.2 million of depreciation and amortization expense and $2.9 million of cumulative changes in operating assets and liabilities. With respect to changes in operating assets and liabilities, accounts payable and other liabilities increased $13.9 million and deferred revenue increased $2.0 million, which were primarily due to increases in transaction volumes and additional accruals of sales and other taxes. This was partially offset by an increase in accounts receivable and prepaid expenses of $12.6 million, which primarily resulted from the growth of our business and the timing of cash receipts from certain of our larger customers, as well as pre-payments for cloud infrastructure fees and certain operating expenses.

        In 2014, cash used in operating activities consisted primarily of our net loss of $26.8 million adjusted for certain non-cash items, including $4.0 million of stock-based compensation expense and $1.8 million of depreciation and amortization, as well as $3.4 million of cumulative changes in operating assets and liabilities. With respect to changes in assets and liabilities, accounts payable and other liabilities increased $8.6 million and deferred revenue increased $1.6 million, which was primarily due to increases in transaction volumes in 2014 compared to 2013 and additional accruals of sales and other taxes. This was partially offset by an increase in accounts receivable and prepaid expenses of $7.2 million, which primarily resulted from the growth of our business and the timing of cash receipts from certain of our large customers, as well as pre-payments for cloud infrastructure fees and certain operating expenses.

  Cash Flows from Investing Activities

        In 2016, cash used in investing activities was $42.4 million, primarily consisting of $14.2 million of payments related to purchases of property and equipment as we continued to expand our offices and grow our headcount to support the growth of our business, $11.5 million of payments for capitalized software development as we continued to build new products and enhance our existing products, an $8.5 million payment related to the Kurento WebRTC acquisition and a $7.4 million increase in restricted cash related to our new office lease in San Francisco, California.

        In 2015, cash used in investing activities was $12.4 million, primarily consisting of $8.4 million of payments for capitalized software development as we continued to build new products and enhance our existing products, $1.8 million of payments related to the acquisition of Authy, net of $1.2 million of cash acquired, and $1.7 million of payments related to purchases of property and equipment as we continued to expand our offices and grow our headcount to support the growth of our business.

        In 2014, cash used in investing activities was $5.3 million, primarily consisting of $3.6 million of payments for capitalized software development as we continued to build new products and enhance our existing products, $1.0 million of payments for purchases of property and equipment as we continued to expand our offices and grow our headcount to support the growth of our business and $0.5 million of payments for patent development.

  Cash Flows from Financing Activities

        In 2016, cash provided by financing activities was $229.2 million, primarily consisting of $225.7 million of aggregate proceeds raised in our initial public offering and follow-on public offering, net of underwriting discounts, and $9.1 million of proceeds from stock options exercises by our employees. These cash inflows were partially offset by $4.6 million of costs paid in connection with our public offerings.

        In 2015, cash provided by financing activities was $107.3 million, primarily consisting of $125.4 million proceeds from our sales of Series E convertible preferred stock, net of issuance expenses, and $3.4 million proceeds from stock option exercises by our employees. This was partially offset by the $20.8 million of payments made in connection with our 2015 Repurchase and $0.7 million of payments for deferred offering costs.

        In 2014, cash provided by financing activities was $0.6 million, primarily consisting of proceeds from stock option exercises by our employees.

Off-Balance Sheet Arrangements

        We have not entered into any off-balance sheet arrangements and do not have any holdings in variable interest entities.

 Contractual Obligations and Other Commitments

        The following table summarizes our non-cancelable contractual obligations as of December 31, 2016:

	Less Than 1 Year	1 to 3 Years	3 to 5 Years	5 Years or More	Total
	(In thousands)
As of December 31, 2016:
Operating leases(1)	$7,534	$14,144	$14,070	$16,052	$51,800
Purchase obligations(2)	19,034	42,871	91	—	61,996

Total	$26,568	$57,015	$14,161	$16,052	$113,796

(1)
Operating leases represent total future minimum rent payments under non-cancelable operating lease agreements. The $8.3 million tenant improvement allowance available under our 375 Beale Street Lease is not reflected in these numbers.

(2)
Purchase obligations represent total future minimum payments under contracts with our cloud infrastructure provider, network service providers and other vendors. Purchase obligations exclude agreements that are cancelable without penalty. Unrecognized tax benefits are not included in the table above because any amounts expected to be settled in cash are not material.

Segment Information

        We have one business activity and operate in one reportable segment.

Critical Accounting Policies and Estimates

        Our consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States, or U.S. GAAP. Preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable. In many instances, we could have reasonably used different accounting estimates and in other instances changes in the accounting estimates are reasonably likely to occur from period to period. Actual results could differ significantly from our estimates. To the extent that there are material differences between these estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected. We believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving our judgments and estimates.

  Revenue Recognition

        We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, the price to the buyer is fixed or determinable and collection is reasonably assured. We consider a signed contract or other similar documentation reflecting the terms and conditions under which products will be provided to be persuasive evidence of an arrangement. Collectability is assessed based on a number of factors, including payment history and the creditworthiness of a customer. If it is determined that collection is not reasonably assured, revenue is not recognized until collection becomes reasonably assured, which is generally upon receipt of cash.

        Usage-based fees are recognized as products are delivered. Term-based fees are recorded on a straight-line basis over the contractual term of the arrangement beginning on the date when the product is made available to the customer, provided all other revenue recognition criteria are met.

        Our arrangements do not contain general rights of return. However, credits to customers may be issued on a case-by-case basis. Our contracts do not provide customers with the right to take possession of our software supporting the applications. Amounts that have been invoiced are recorded in accounts receivable and in revenue or deferred revenue, depending on whether the revenue recognition criteria have been met.

        We carry a reserve for sales credits that we calculate based on historical trends and any specific risks identified in processing transactions. Changes in the reserve are recorded against total revenue.

        Sales and other taxes collected from customers to be remitted to government authorities are excluded from revenue.

  Stock-Based Compensation

        We account for stock-based compensation in accordance with the authoritative guidance on stock compensation. Under the fair value recognition provisions of this guidance, stock-based compensation is measured at the grant date based on the fair value of the award and is recognized as expense, over the requisite service period, which is generally the vesting period of the respective award. Under the old guidance, the stock-based compensation was recorded net of estimated forfeitures.

        In March 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-09, "Compensation—Stock Compensation (Topic 718): Improvements to Employee Share -Based Payment Accounting." This new guidance is intended to simplify several areas of accounting for stock-based compensation arrangements, including accounting for forfeitures, the income tax impact and classification on the statement of cash flows. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and early adoption is permitted. We early adopted this guidance in the quarter ended December 31, 2016. The new guidance allows entities to account for forfeitures as they occur. We elected to account for forfeitures as they occur and adopted this provision on a modified retrospective basis. The $0.1 million of cumulative prior years' impact as well as the impact on the first three quarters of 2016 of $75,000 was recognized as an increase to stock-based compensation during the quarter ended December 31, 2016, as the impact on prior periods was insignificant. Further, recognition of the previously unrecognized excess tax benefits resulted in the recognition of a tax benefit of $62,000 in our consolidated statement of operations in the fourth quarter of 2016. Adoption of all other changes in the new guidance did not have a significant impact on our consolidated financial statements.

        Prior to our initial public offering ("IPO") in June 2016, we granted restricted stock units ("Pre-IPO RSUs") under our 2008 Stock Option Plan (the "2008 Plan") to our employees that vested upon the satisfaction of both a service condition and a liquidity condition. The service condition for the majority of these awards will be satisfied over four years. The liquidity condition was satisfied upon occurrence of our IPO in June 2016. RSUs granted on or after the completion of our IPO ("Post-IPO RSUs") are under our 2016 Stock Options Incentive Plan (the "2016 Plan") and vest upon the satisfaction of a time based service condition. The compensation expense related to these grants is based on the grant date fair value of the RSUs and is recognized on a ratable basis over the applicable service period. The majority of Post-IPO RSUs are earned over a service period of two to four years.

        Determining the fair value of stock-based awards at the grant date requires judgment. We use the Black-Scholes option-pricing model to determine the fair value of stock options and purchase rights under our 2016 Employee Stock Purchase Plan (the "2016 ESPP") granted to our employees and directors. The grant date fair value of restricted stock units is determined using the fair value of our common stock on the date of grant. Prior to our initial public offering, the fair value of our Class A common stock was determined by the estimated fair value at the time of grant. After our initial public offering, we use the market closing price of our Class A common stock as reported on the New York Stock Exchange for the fair value.

        The determination of the grant date fair value of options using an option-pricing model is affected by our estimated Class A common stock fair value as well as assumptions regarding a number of other complex and subjective variables. These variables include the fair value of our Class A common stock, our expected stock price volatility over the expected term of the options, stock option exercise and cancellation behaviors, risk-free interest rates, and expected dividends, which are estimated as follows:

  •
  Fair value of the common stock. Prior to our initial public offering, our board of directors considered numerous objective and subjective factors to determine the fair value of our common stock at each meeting at which awards are approved. The factors included, but were not limited to: (i) contemporaneous valuations of our common stock by an unrelated third party; (ii) the prices at which we sold shares of our convertible preferred stock to outside investors in arms-length transactions; (iii) the rights, preferences and privileges of our convertible preferred stock relative to those of our common stock; (iv) our results of operations, financial position and capital resources; (v) current business conditions and projections; (vi) the lack of marketability of our common stock; (vii) the hiring of key personnel and the experience of management; (viii) the introduction of new products; (ix) the risk inherent in the development and expansion of our products; (x) our stage of development and material risks related to its business; (xi) the fact that the option grants involve illiquid securities in a private company; and (xii) the likelihood of achieving a liquidity event, such as an initial public offering or sale of our Company, in light of prevailing market conditions.

  •
    In valuing our common stock, our board of directors determined the equity value of our Company using both the income and the market approach valuation methods. The income approach estimates value based on the expectation of future cash flows that a company will generate. These future cash flows are discounted to their present values using a discount rate derived from an analysis of the cost of capital of comparable publicly traded companies in our industry as of each valuation date and is adjusted to reflect the risks inherent in our cash flows. The market approach estimates value based on a comparison of the subject company to comparable public companies in a similar line of business. From the comparable companies, a representative market value multiple is determined and then applied to the subject company's financial results to estimate the value of the subject company.

  •
    From June 30, 2014 until our initial public offering, we used the Probability-Weighted Expected Return Method, or PWERM, to allocate our equity value among various outcomes. Using the PWERM, the value of our common stock was estimated based upon a probability-weighted analysis of varying values for our common stock assuming possible future events for our Company, such as:

  •
  a "liquidation" scenario, where we assume the Company is dissolved and the book value less the applicable liquidation preferences represents the amount available to the common stockholders;

  •
  a strategic sale in the near term;

  •
  an initial public offering; or

  •
  a private company scenario in which operations continue as a privately held company.

        Application of these approaches involves the use of estimates, judgment and assumptions that are highly complex and subjective, such as those regarding our expected future revenue, expenses and future cash flows, discount rates, market multiples, the selection of comparable companies and the probability of possible future events. Changes in any or all of these estimates and assumptions or the relationships between those assumptions impact our valuations as of each valuation date and may have a material impact on the valuation of our common stock. Following our initial public offering, it was no longer necessary to determine the fair value of our Class A common stock using these valuation approaches as shares of our Class A common stock are traded on the New York Stock Exchange.

  •
  Expected term.  The expected term represents the period that the stock-based awards are expected to be outstanding. We use the simplified calculation of expected term, as we do not have sufficient historical data to use any other method to estimate expected term.

  •
  Expected volatility.  The expected volatility is derived from an average of the historical volatilities of the common stock of several entities with characteristics similar to ours, such as the size, and operational and economic similarities to our principle business operations. We use this method because we have limited information on the volatility of our Class A common stock because of our short trading history.

  •
  Risk-free interest rate.  The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for zero coupon U.S. Treasury notes with maturities approximately equal the expected term of the stock-based awards.

  •
  Expected dividend.  The expected dividend is assumed to be zero as we have never paid dividends and have no current plans to pay any dividends on our common stock.

        The following table summarizes the assumptions used in the Black-Scholes option-pricing model to determine the fair value of our stock options, as follows:

	Year Ended December 31,
	2016	2015	2014
Employee Stock Options
Fair value of common stock	$10.09 - $15.00	$7.07 - $10.09	$3.99 - $6.69
Expected term (in years)	6.08	6.08	5.27 - 6.57
Expected volatility	51.4% - 53.0%	47.8% - 54.9%	54.4%
Risk-free interest rate	1.3% - 1.5%	1.4% - 2.0%	1.7% - 2.0%
Dividend rate	0%	0%	0%
Employee Stock Purchase Plan
Expected term (in years)	0.9	—	—
Expected volatility	52%	—	—
Risk-free interest rate	0.6%	—	—
Dividend rate	0%	—	—

  Valuation of Goodwill and Intangible Assets

        When we acquire businesses using non-cash consideration as part of the purchase consideration, such as our capital stock, we are required to estimate the fair value of such non-cash consideration on the acquisition date. We acquired businesses when we were a private company and given the absence of a public trading market for our capital stock, the measurement of equity-based consideration required judgment and consideration of numerous objective and subjective factors. Refer to the discussion on the valuation of common stock noted above, for which similar objective and subjective factors are also considerations in estimating the fair value of our preferred stock.

        When we acquire businesses, we allocate the purchase price to the tangible assets and liabilities and identifiable intangible assets acquired. Any residual purchase price is recorded as goodwill. The allocation of the purchase price requires management to make significant estimates in determining the fair values of assets acquired and liabilities assumed, especially with respect to intangible assets. These estimates are based on information obtained from management of the acquired companies, market information and historical experience. These estimates can include, but are not limited to:

  •
  the time and expenses that would be necessary to recreate the asset;

  •
  the profit margin a market participant would receive;

  •
  cash flows that an asset is expected to generate in the future; and

  •
  discount rates.

        These estimates are inherently uncertain and unpredictable, and if different estimates were used the purchase price for the acquisition could be allocated to the acquired assets and liabilities differently from the allocation that we have made. In addition, unanticipated events and circumstances may occur which may affect the accuracy or validity of such estimates, and if such events occur we may be required to record a charge against the value ascribed to an acquired asset or an increase in the amounts recorded for assumed liabilities. Under the current authoritative guidance, we are allowed a one-year measurement period to finalize our preliminary valuation of the tangible and intangibles assets and liabilities acquired and make necessary adjustments to goodwill.

  Internal-Use Software Development Costs

        We capitalize certain costs related to the development of our platform and other software applications for internal use. In accordance with authoritative guidance, we begin to capitalize our costs to develop software when preliminary development efforts are successfully completed, management has authorized and committed project funding, and it is probable that the project will be completed and the software will be used as intended. We stop capitalizing these costs when the software is substantially complete and ready for its intended use, including the completion of all significant testing. These costs are amortized on a straight-line basis over the estimated useful life of the related asset, generally estimated to be three years. We also capitalize costs related to specific upgrades and enhancements when it is probable the expenditure will result in additional functionality and expense costs incurred for maintenance and minor upgrades and enhancements. Costs incurred prior to meeting these criteria together with costs incurred for training and maintenance are expensed as incurred and recorded within product development expenses in our consolidated statements of operations. We exercise judgment in determining the point at which various projects may be capitalized, in assessing the ongoing value of the capitalized costs and in determining the estimated useful lives over which the costs are amortized. To the extent that we change the manner in which we develop and test new features and functionalities related to our platform, assess the ongoing value of capitalized assets or determine the estimated useful lives over which the costs are amortized, the amount of internal-use software development costs we capitalize and amortize could change in future periods.

  Legal and Other Contingencies

        We are subject to legal proceedings and litigation arising in the ordinary course of business. Periodically, we evaluate the status of each legal matter and assess our potential financial exposure. If the potential loss from any legal proceeding or litigation is considered probable and the amount can be reasonably estimated, we accrue a liability for the estimated loss. Significant judgment is required to determine the probability of a loss and whether the amount of the loss is reasonably estimable. The outcome of any proceeding is not determinable in advance. As a result, the assessment of a potential liability and the amount of accruals recorded are based only on the information available to us at the time. As additional information becomes available, we reassess the potential liability related to the legal proceeding or litigation, and may revise our estimates. Any revisions could have a material effect on our results of operations.

        We conduct operations in many tax jurisdictions throughout the United States. In many of these jurisdictions, non-income-based taxes, such as sales and use and telecommunications taxes are assessed on our operations. We are subject to indirect taxes, and may be subject to certain other taxes, in some of these jurisdictions. Historically, we have not billed or collected these taxes and, in accordance with U.S. GAAP, we have recorded a provision for our tax exposure in these jurisdictions when it is both probable that a liability has been incurred and the amount of the exposure can be reasonably estimated. As a result, we have recorded a liability of $28.8 million and $17.6 million as of December 31, 2016 and 2015, respectively. These estimates are based on several key assumptions, including the taxability of our products, the jurisdictions in which we believe we have nexus and the sourcing of revenues to those jurisdictions. In the event these jurisdictions challenge our assumptions and analysis, our actual exposure could differ materially from our current estimates. During the fourth quarter of 2016 we reached a settlement in one jurisdiction related to the liability accrued for historical periods in that jurisdiction. As a result of the settlement, we released a $0.8 million accrual related to that jurisdiction.

Recent Accounting Pronouncements Not Yet Adopted

        See Note 2(aa) to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for a discussion of recent accounting pronouncements not yet adopted.

JOBS Act

        Under the JOBS Act, we meet the definition of an "emerging growth company." As such, we may avail ourselves of an extended transition period for complying with new or revised accounting standards. However, we have chosen to "opt out" of such extended transition period, and as a result, we will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. Our decision to opt out of the extended transition period for complying with new or revised accounting standards is irrevocable.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

        We are exposed to certain market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities as follows:

  Interest Rate Risk

        We had cash and cash equivalents of $305.7 million as of December 31, 2016, which consisted of bank deposits and money market funds. The cash and cash equivalents are held for working capital purposes. Such interest-earning instruments carry a degree of interest rate risk. To date, fluctuations in interest income have not been significant. The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. Due to the short-term nature of our investments, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. The interest rate on our outstanding credit facility is fixed. A hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our consolidated financial statements.

  Currency Exchange Risks

        The functional currency of our foreign subsidiaries is the U.S. dollar. Therefore, we are exposed to foreign exchange rate fluctuations as we convert the financial statements of our foreign subsidiaries into U.S. dollars. The local currencies of our foreign subsidiaries are the British pound, the euro, the Colombian peso, the Singapore dollar and the Hong Kong dollar. Our subsidiaries remeasure monetary assets and liabilities at period-end exchange rates, while non-monetary items are remeasured at historical rates. Revenue and expense accounts are remeasured at the average exchange rate in effect during the year. If there is a change in foreign currency exchange rates, the conversion of our foreign subsidiaries' financial statements into U.S. dollars would result in a realized gain or loss which is recorded in our consolidated statements of operations. We do not currently engage in any hedging activity to reduce our potential exposure to currency fluctuations, although we may choose to do so in the future. A hypothetical 10% change in foreign exchange rates during any of the periods presented would not have had a material impact on our consolidated financial statements.

Item 8.    Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Twilio Inc. and subsidiaries:

        We have audited the accompanying consolidated balance sheets of Twilio Inc. and subsidiaries (the Company) as of December 31, 2016 and 2015, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2016. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Twilio Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP
San Francisco, California
February 21, 2017

TWILIO INC.

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	As of December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$305,665	$108,835
Accounts receivable, net	26,203	19,094
Prepaid expenses and other current assets	21,512	8,546

Total current assets	353,380	136,475
Restricted cash	7,445	1,170
Property and equipment, net	37,552	14,058
Intangible assets, net	10,268	2,292
Goodwill	3,565	3,165
Other long-term assets	484	356

Total assets	$412,694	$157,516

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$4,174	$2,299
Accrued expenses and other current liabilities	59,308	31,998
Deferred revenue	10,222	6,146

Total current liabilities	73,704	40,443
Other long-term liabilities	9,543	448

Total liabilities	83,247	40,891

Commitments and contingencies (Note 11)
Stockholders' equity:
Convertible preferred stock, $0.001 par value per share, issuable in Series A, B, C, D, E and T:
Authorized shares none and 58,976,739 as of December 31, 2016 and 2015; Issued and outstanding shares none and 54,508,441 as of December 31, 2016 and 2015; aggregate liquidation preference of none and $241.6 million as of December 31, 2016 and 2015	—	239,911
Common stock, $0.001 par value per share:
Authorized shares 1,100,000,000 and 102,000,000 as of December 31, 2016 and 2015; Issued and outstanding shares 87,248,548 and 17,324,003 as of December 31, 2016 and 2015	87	17
Additional paid-in capital	516,090	22,103
Accumulated deficit	(186,730)	(145,406)

Total stockholders' equity	329,447	116,625

Total liabilities and stockholders' equity	$412,694	$157,516

See accompanying notes to consolidated financial statements.

TWILIO INC.

Consolidated Statements of Operations

(In thousands, except share and per share amounts)

	Year Ended December 31,
	2016	2015	2014
Revenue	$277,335	$166,919	$88,846
Cost of revenue	120,520	74,454	41,423

Gross profit	156,815	92,465	47,423

Operating expenses:
Research and development	77,926	42,559	21,824
Sales and marketing	65,267	49,308	33,322
General and administrative	51,077	35,991	18,960
Charitable contribution	3,860	—	—

Total operating expenses	198,130	127,858	74,106

Loss from operations	(41,315)	(35,393)	(26,683)
Other income (expenses), net	317	11	(62)

Loss before provision for income taxes	(40,998)	(35,382)	(26,745)
Provision for income taxes	(326)	(122)	(13)

Net loss	(41,324)	(35,504)	(26,758)
Deemed dividend to investors in relation to tender offer	—	(3,392)	—

Net loss attributable to common stockholders	$(41,324)	$(38,896)	$(26,758)

Net loss per share attributable to common stockholders, basic and diluted	$(0.78)	$(2.19)	$(1.58)

Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	53,116,675	17,746,526	16,900,124

See accompanying notes to consolidated financial statements.

TWILIO INC.
Consolidated Statements of Stockholders' Equity
(In thousands, except share amounts)

	Convertible preferred stock		Common Stock—Class A		Common Stock—Class B
							Additional paid-in capital	Accumulated deficit	Total stockholders' equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 31, 2013	42,482,490	$111,691	—	$—	16,958,130	$17	$3,868	$(62,676)	$52,900
Net loss	—	—	—	—	—	—	—	(26,758)	(26,758)
Exercise of vested stock options	—	—	—	—	487,821	—	590	—	590
Vesting of early exercised stock options	—	—	—	—	—	—	191	—	191
Exercises of unvested stock options	—	—	—	—	6,850	—	—	—	—
Repurchases of unvested stock options	—	—	—	—	(6,750)	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	4,271	—	4,271

Balance as of December 31, 2014	42,482,490	$111,691	—	—	17,446,051	17	8,920	(89,434)	31,194
Net loss	—	—	—	—	—	—	—	(35,504)	(35,504)
Exercise of vested stock options	—	—	—	—	1,696,318	2	3,126	—	3,128
Vesting of early exercised stock options	—	—	—	—	—	—	201	—	201
Exercises of unvested stock options	—	—	—	—	70,874	—	—	—	—
Repurchase of shares in tender offer	(365,916)	(315)	—	—	(1,869,156)	(2)	—	(17,076)	(17,393)
Deemed dividend in relation to tender offer	—	—	—	—	—	—	—	(3,392)	(3,392)
Repurchases of unvested stock options	—	—	—	—	(20,084)	—	—	—	—
Issuance of Series T convertible preferred Stock in acquisition	897,618	3,087	—	—	—	—	—	—	3,087
Issuance of Series E convertible preferred stock (net of issuance costs of $4.6 million)	11,494,249	125,448	—	—	—	—	—	—	125,448
Stock-based compensation	—	—	—	—	—	—	9,856	—	9,856

Balance as of December 31, 2015	54,508,441	239,911	—	—	17,324,003	17	22,103	(145,406)	116,625
Net loss	—	—	—	—	—	—	—	(41,324)	(41,324)
Issuance of common stock in connection with the initial public offering, net of underwriting discounts	—	—	11,500,000	12	—	—	160,414	—	160,426
Issuance of common stock in connection with the follow-on public offering, net of underwriting discounts	—	—	1,691,222	2	—	—	65,279	—	65,281
Costs related to public offerings	—	—	—	—	—	—	(5,730)	—	(5,730)
Conversion of convertible preferred stock to common stock in connection with the initial public offering	(54,508,411)	(239,911)	—	—	54,508,441	54	239,857	—	—
Exercises of vested stock options	—	—	—	—	2,168,287	2	8,390	—	8,392
Vesting of early exercised stock options	—	—	—	—	—	—	636	—	636
Vesting of restricted stock units	—	—	19,178	—	68,345	—	—	—	—
Value of equity awards withheld for tax liability	—	—	(1,578)	—	(27,036)	—	(1,037)	—	(1,037)
Exercises of unvested stock options	—	—	—	—	126,365	—	—	—	—
Conversion of shares of Class B common stock into shares of Class A common stock	—	—	36,787,588	37	(36,787,588)	(37)	—	—	—
Repurchases of unvested stock options	—	—	—	—	(1,625)	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	26,178	—	26,178
Escrow shares returned to the issuer	—	—	—	—	(127,054)	—	—	—	—

Balance as of December 31, 2016	—	$—	49,996,410	$51	37,252,138	$36	$516,090	$(186,730)	$329,447

See accompanying notes to consolidated financial statements.

TWILIO INC.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2016	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(41,324)	$(35,504)	$(26,758)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	8,315	4,226	1,756
Stock-based compensation	24,225	8,877	3,978
Provision for doubtful accounts	1,145	705	261
Tax benefit related to acquisition	—	(108)	—
Write-off of internal-use software	711	113	—
Loss on lease termination	94	—	—
Changes in operating assets and liabilities:
Accounts receivable	(8,254)	(10,506)	(4,300)
Prepaid expenses and other current assets	(13,755)	(2,128)	(2,857)
Other long-term assets	(135)	(162)	283
Accounts payable	1,714	658	1,227
Accrued expenses and other current liabilities	24,182	13,202	7,332
Deferred revenue	4,076	1,974	1,632
Other long-term liabilities	9,097	(109)	86

Net cash provided by (used in) operating activities	10,091	(18,762)	(17,360)

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in restricted cash	(7,439)	—	(170)
Capitalized software development costs	(11,527)	(8,409)	(3,604)
Purchases of property and equipment	(14,174)	(1,715)	(1,039)
Purchases of intangible assets	(785)	(494)	(527)
Acquisition, net of cash acquired	(8,500)	(1,761)	—

Net cash used in investing activities	(42,425)	(12,379)	(5,340)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the initial public offering, net of underwriting discounts	160,426	—	—
Proceeds from the follow-on public offering, net of underwriting discounts	65,281	—	—
Payments of costs related to public offerings	(4,606)	(694)	—
Net proceeds from issuance of convertible preferred stock	—	125,448	—
Proceeds from exercises of vested options	8,392	3,128	590
Proceeds from exercises of nonvested options	710	277	26
Value of equity awards withheld for tax liabilities	(1,037)	—	—
Repurchases of common and preferred stock	(2)	(20,810)	(4)

Net cash provided by financing activities	229,164	107,349	612

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	196,830	76,208	(22,088)
CASH AND CASH EQUIVALENTS—Beginning of year	108,835	32,627	54,715

CASH AND CASH EQUIVALENTS—End of year	$305,665	$108,835	$32,627

Cash paid for income taxes	$225	$46	$13

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Purchases of property, equipment and intangible assets, accrued but not paid	$4,201	$97	$25

Stock-based compensation capitalized in software development costs	$1,953	$979	$293

Vesting of early exercised options	$636	$201	$191

Series T convertible preferred stock issued as part of purchase price in the Authy acquisition	—	$3,087	$—

Costs related to public offerings, accrued but not paid	$430	$1,265	$—

See accompanying notes to consolidated financial statements.

TWILIO INC.

Notes to Consolidated Financial Statements

1. Organization and Description of Business

        Twilio Inc. (the "Company") was incorporated in the state of Delaware on March 13, 2008. The Company provides a Cloud Communications Platform that enables developers to build, scale and operate communications within software applications through the cloud primarily as a pay-as-you-go service. The Company's product offerings fit three basic categories: Programmable Voice, Programmable Messaging and Programmable Video. The Company also provides use case products, such as a two-factor authentication solution.

        The Company's headquarters are located in San Francisco, California and the Company has subsidiaries in the United Kingdom, Estonia, Ireland, Colombia, Germany, Hong Kong, Singapore, Bermuda and Spain.

  Initial Public Offering

        In June 2016, the Company completed an initial public offering ("IPO") in which the Company sold 11,500,000 shares of its newly authorized Class A common stock, which included 1,500,000 shares sold pursuant to the exercise by the underwriters of an option to purchase additional shares, at the public offering price of $15.00 per share. The Company received net proceeds of $155.5 million, after deducting underwriting discounts and offering expenses paid by the Company, from the sale of its shares in the IPO. Immediately prior to the completion of the IPO, all shares of common stock then outstanding were reclassified as shares of Class B common stock and all shares of convertible preferred stock then outstanding were converted into 54,508,441 shares of common stock on a one-to-one basis, and then reclassified as shares of Class B common stock. See Note 12 for further discussion of Class A and B common stock.

  Follow-on Public Offering

        In October 2016, the Company completed a follow-on public offering ("FPO") in which the Company sold 1,691,222 shares of its Class A common stock, which included 1,050,000 shares sold pursuant to the exercise by the underwriters of an option to purchase additional shares, at a public offering price of $40.00 per share. In addition, another 6,358,778 shares of the Company's Class A common stock were sold by the selling stockholders of the Company, which included 906,364 shares sold pursuant to the exercise of employee stock options by certain selling stockholders. The Company received aggregate proceeds of $64.4 million, after deducting underwriting discounts and offering expenses paid and payable by the Company. The Company did not receive any of the net proceeds from the sales of shares by the selling stockholders.

2. Summary of Significant Accounting Policies

  (a)    Basis of Presentation

        The Company's consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP").

  (b)    Principles of Consolidation

        The consolidated financial statements include the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

TWILIO INC.

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

  (c)    Use of Estimates

        The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates are used for, but not limited to, revenue allowances and returns; valuation of the Company's stock-based awards; recoverability of long-lived and intangible assets; the capitalization and useful life of the Company's capitalized internal-use software; fair value of acquired intangible assets and goodwill; accruals and contingencies. Estimates are based on historical experience and on various assumptions that the Company believes are reasonable under current circumstances. However, future events are subject to change and best estimates and judgments may require further adjustments; therefore, actual results could differ materially from those estimates. Management periodically evaluates such estimates and they are adjusted prospectively based upon such periodic evaluation.

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

        The Company sells its services to a wide variety of customers. If the financial condition or results of operations of any one of the large customers deteriorate substantially, operating results could be adversely affected. To reduce credit risk, management performs ongoing credit evaluations of the financial condition of significant customers. The Company does not require collateral from its credit customers and maintains reserves for estimated credit losses on customer accounts when considered necessary. Actual credit losses may differ from the Company's estimates. During the years ended December 31, 2016, one customer organization represented approximately 14% of the Company's total revenue. During the years ended December 31, 2015 and 2014, a different customer organization represented approximately 17% and 13%, respectively, of the Company's total revenue.

        As of December 31, 2016, one customer organization represented approximately 16% of the Company's gross accounts receivable. As of December 31, 2015, two customer organizations represented approximately 11% each of the Company's gross accounts receivable.

  (e)    Revenue Recognition

        The Company derives its revenue primarily from usage-based fees earned from customers accessing the Company's enterprise cloud computing services invoiced or paid monthly. The Company also earns subscription fees from certain term-based contracts. The Company provides services to its customers under pay-as-you-go contracts and term-based contracts ranging in duration from one month to 48 months. Customers that pay via credit card are either billed in advance or as they use service. Larger customers are billed in arrears via invoices for services used. Certain customers have contracts that provide for a minimum monthly commitment and some customers have contracts that provide for a commitment that may be of a quarterly, annual or other specific durations.

TWILIO INC.

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

        The Company recognizes revenue from these transactions when all of the following criteria are satisfied:

  •
  there is persuasive evidence of an arrangement;

  •
  the service has been or is being provided to the customer;

  •
  the amount of the fees to be paid by the customer is fixed or determinable; and

  •
  collectability of the fees is reasonably assured.

        Term-based contracts revenue is recognized on a straight-line basis over the contractual term of the arrangement beginning on the date that the service is made available to the customer, provided that all other revenue recognition criteria have been met. Usage-based fees are recognized as delivered.

        The Company's arrangements do not contain general rights of return. However, credits may be issued to customers on a case-by-case basis. The contracts do not provide customers with the right to take possession of the software supporting the applications. Amounts that have been invoiced are recorded in accounts receivable and in revenue or deferred revenue, depending on whether the revenue recognition criteria have been met.

        The reserve for sales credits was $0.5 million and $0.7 million as of December 31, 2016 and 2015, respectively, and is included in accounts receivable, net in the accompanying consolidated balance sheets. The reserve for sales credits is calculated based on historical trends and any specific risks identified in processing transactions. Changes in the reserve are recorded against revenue.

  (f)    Cost of Revenue

        Cost of revenue consists primarily of costs of communications services purchased from network service providers. Cost of revenue also includes fees to support the Company's cloud infrastructure, personnel costs, such as salaries and stock-based compensation for the customer care and support services employees, and non-personnel costs, such as amortization of capitalized internal-use software development costs.

  (g)    Research and Development Expenses

        Research and development expenses consist primarily of personnel costs, cloud infrastructure fees for staging and development, outsourced engineering services, amortization of capitalized internal-use software development costs and an allocation of general overhead expenses. The Company capitalizes the portion of its software development costs that meets the criteria for capitalization.

  (h)    Internal-Use Software Development Costs

        Certain costs of platform and other software applications developed for internal use are capitalized. The Company capitalizes qualifying internal-use software development costs that are incurred during the application development stage. Capitalization of costs begins when two criteria are met: (i) the preliminary project stage is completed and (ii) it is probable that the software will be completed and used for its intended function. Capitalization ceases when the software is substantially complete and ready for its intended use, including the completion of all significant testing. The Company also capitalizes costs related to specific upgrades and enhancements when it is probable the

TWILIO INC.

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

expenditures will result in additional functionality and expenses costs incurred for maintenance and minor upgrades and enhancements. Costs related to preliminary project activities and post-implementation operating activities are expensed as incurred.

        Capitalized costs of platform and other software applications are included in property and equipment. These costs are amortized over the estimated useful life of the software on a straight-line basis over three years. Management evaluates the useful life of these assets on an annual basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. The amortization of costs related to the platform applications is included in cost of revenue, while the amortization of costs related to other software applications developed for internal use is included in research and development expenses.

  (i)    Advertising Costs

        Advertising costs are expensed as incurred and were $3.5 million, $2.9 million and $1.0 million in the years ended December 31, 2016, 2015 and 2014, respectively. Advertising costs are included in sales and marketing expenses in the accompanying consolidated statements of operations.

  (j)    Stock-Based Compensation

        All stock-based compensation to employees, including the purchase rights issued under the Company's 2016 Employee Stock Purchase Plan (the "ESPP"), is measured on the grant date based on the fair value of the awards on the date of grant. This cost is recognized as an expense following the ratable attribution method, over the requisite service period, for stock options, and the straight-line attribution method, over the offering period, for the purchase rights issued under the ESPP. The Company uses the Black-Scholes option pricing model to measure the fair value of its stock options and the purchase rights issued under the ESPP. The fair value of the restricted stock units is determined using the fair value of the Company's Class A common stock on the date of grant. Prior to adoption of ASU 2016-09, the stock-based compensation was recorded net of estimated forfeitures.

        In March 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-09, "Compensation—Stock Compensation (Topic 718): Improvements to Employee Share -Based Payment Accounting." This new guidance was intended to simplify several areas of accounting for stock-based compensation arrangements, including the income tax impact, classification on the statement of cash flows and forfeitures. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and early adoption is permitted. The Company early adopted this guidance in the quarter ended December 31, 2016. The new guidance allows entities to account for forfeitures as they occur. The Company elected to account for forfeitures as they occur and adopted this provision on a modified retrospective basis. The $0.1 million of cumulative prior years' impact as well as the impact on the first three quarters of 2016 of $75,000 was recognized as an increase to stock-based compensation during the quarter ended December 31, 2016, as the impact on prior periods was insignificant. Adoption of all other changes in the new guidance did not have a significant impact on the Company's consolidated financial statements. See Note 15 for additional detail on the impact from the tax-related provisions of this ASU.

        Prior to the IPO, the fair value of the Company's common stock was determined by the estimated fair value of the Company's common stock at the time of grant. After the IPO, the Company uses the

TWILIO INC.

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

market closing price of its Class A common stock as reported on the New York Stock Exchange for the fair value.

        Compensation expense for stock options granted to nonemployees is calculated using the Black-Scholes option pricing model and is recognized in expense over the service period. Compensation expense for nonemployee stock options subject to vesting is revalued at each reporting date until the stock options are vested.

        The Black-Scholes option pricing model requires the use of highly subjective and complex assumptions, which determine the fair value of stock-based awards. These assumptions include:

  •
  Fair value of the common stock.  Prior to the Company's IPO, the board of directors considered numerous objective and subjective factors to determine the fair value of the Company's common stock at each meeting at which awards are approved. The factors included, but were not limited to: (i) contemporaneous valuations of the Company's common stock by an unrelated third party; (ii) the prices at which the Company sold shares of its convertible preferred stock to outside investors in arms-length transactions; (iii) the rights, preferences and privileges of the Company's convertible preferred stock relative to those of its common stock; (iv) the Company's results of operations, financial position and capital resources; (v) current business conditions and projections; (vi) the lack of marketability of the Company's common stock; (vii) the hiring of key personnel and the experience of management; (viii) the introduction of new products; (ix) the risk inherent in the development and expansion of the Company's products; (x) the Company's stage of development and material risks related to its business; (xi) the fact that the option grants involve illiquid securities in a private company; and (xii) the likelihood of achieving a liquidity event, such as an initial public offering or sale of the Company, in light of prevailing market conditions;

  •
  Expected term.  The expected term represents the period that the stock-based awards are expected to be outstanding. The Company uses the simplified calculation of expected term, as the Company does not have sufficient historical data to use any other method to estimate expected term;

  •
  Expected volatility.  The expected volatility is derived from an average of the historical volatilities of the common stock of several entities with characteristics similar to those of the Company, such as the size and operational and economic similarities to the Company's principal business operations;

  •
  Risk -free interest rate.  The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for zero coupon U.S. Treasury notes with maturities approximately equal the expected term of the stock-based awards; and

  •
  Expected dividend.  The expected dividend is assumed to be zero as the Company has never paid dividends and has no current plans to pay any dividends on its common stock.

        If any of the assumptions used in the Black-Scholes model changes, stock-based compensation for future options may differ materially compared to that associated with previous grants.

TWILIO INC.

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

  (k)    Income Taxes

        The Company accounts for income taxes in accordance with authoritative guidance which requires the use of the asset and liability approach. Deferred tax assets and liabilities are recognized for future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, as well as net operating loss and tax credit carry-forwards. Deferred tax amounts are determined by using the enacted tax rates expected to be in effect when the temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance reduces the deferred tax assets to the amount that is more likely than not to be realized.

        The Company recognizes the effect of uncertain income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs.

        The Company records interest and penalties related to uncertain tax positions in the provision for income taxes in the consolidated statements of operations.

  (l)    Foreign Currency Translation

        The functional currency of the Company's foreign subsidiaries is the U.S. dollar. Accordingly, the subsidiaries remeasure monetary assets and liabilities at period-end exchange rates, while non-monetary items are remeasured at historical rates. Revenue and expense accounts are remeasured at the average exchange rate in effect during the year. Remeasurement adjustments are recognized in the consolidated statements of operations as other income or expense in the year of occurrence. Foreign currency transaction gains and losses were insignificant for all periods presented.

  (m)    Comprehensive Loss

        During the years ended December 31, 2016, 2015 and 2014, the Company did not have any other comprehensive income or loss, and therefore, the net loss and comprehensive loss was the same for all periods presented.

  (n)    Net Loss Per Share Attributable to Common Stockholders

        The Company calculates its basic and diluted net loss per share attributable to common stockholders in conformity with the two-class method required for companies with participating securities. All series of convertible preferred stock are considered to be participating securities as the holders of the preferred stock are entitled to receive a non-cumulative dividend on a pro rata pari passu basis in the event that a dividend is declared or paid on common stock. Shares of common stock issued upon early exercise of stock options that are subject to repurchase are also considered to be participating securities, because holders of such shares have non-forfeitable dividend rights in the event a dividend is declared or paid on common stock. Under the two-class method, in periods when the Company has net income, net income attributable to common stockholders is determined by allocating undistributed earnings, calculated as net income less current period convertible preferred stock non-cumulative dividends, between common stock and the convertible preferred stock. In computing

TWILIO INC.

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

diluted net income attributable to common stockholders, undistributed earnings are re-allocated to reflect the potential impact of dilutive securities. The Company's basic net loss per share attributable to common stockholders is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding for the period. The diluted net loss per share attributable to common stockholders is computed by giving effect to all potential dilutive common stock equivalents outstanding for the period. The dilutive effect of these potential common shares is reflected in diluted earnings per share by application of the treasury stock method. For purposes of this calculation, convertible preferred stock, options to purchase common stock, unvested restricted stock units, common stock issued subject to future vesting, any shares of stock committed under the ESPP, any shares of stock held in escrow and any shares of stock reserved for future donations are considered common stock equivalents but have been excluded from the calculation of diluted net loss per share attributable to common stockholders as their effect is antidilutive.

        Since the Company's IPO, Class A and Class B common stock are the only outstanding equity of the Company. The rights of the holders of Class A and Class B common stock are identical, except with respect to voting and conversion. Each share of Class A common stock is entitled to one vote per share and each share of Class B common stock is entitled to 10 votes per share. Shares of Class B common stock may be converted into Class A common stock at any time at the option of the stockholder on a one-for-one basis, and are automatically converted into Class A common stock upon sale or transfer, subject to certain limited exceptions. Shares of Class A common stock are not convertible.

  (o)    Cash and Cash Equivalents

        The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Cash equivalents consist of funds deposited into money market funds. All credit and debit card transactions that process as of the last day of each month and settle within the first few days of the subsequent month are also classified as cash and cash equivalents as of the end of the month in which they were processed.

  (p)    Restricted Cash

        Restricted cash consists of cash deposited into a savings account with a financial institution as collateral for the Company's obligations under its facility leases of premises located in San Francisco, California. The facility lease for the Company's old office space expired in January 2017, as amended, and the facility lease for the Company's new office space expires in October 2024.

  (q)    Accounts Receivable and Allowance for Doubtful Accounts

        Accounts receivable are recorded net of the allowance for doubtful accounts and the reserve for sales credits. The allowance for doubtful accounts is estimated based on the Company's assessment of its ability to collect on customer accounts receivable. The Company regularly reviews the allowance by considering certain factors such as historical experience, credit quality, age of accounts receivable balances and other known conditions that may affect a customer's ability to pay. In cases where the Company is aware of circumstances that may impair a specific customer's ability to meet their financial obligations, a specific allowance is recorded against amounts due from the customer which reduces the net recognized receivable to the amount the Company reasonably believe will be collected. The

TWILIO INC.

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

Company writes-off accounts receivable against the allowance when a determination is made that the balance is uncollectible and collection of the receivable is no longer being actively pursued. The allowance for doubtful accounts was $1.1 million and $0.5 million as of December 31, 2016 and 2015, respectively.

  (r)    Costs Related to the Public Offerings

        Costs related to the public offerings, which consist of direct incremental legal, printing and accounting fees, are deferred until the offering is completed. Upon completion of the offering, these costs are offset against the offering proceeds within the consolidated statements of stockholders' equity. As of December 31, 2016, the Company recorded in its consolidated statement of stockholders' equity $5.7 million in total offering costs, of which $4.9 million and $0.8 million related to the IPO and the FPO, respectively.

        As of December 31, 2015, the Company had $2.0 million of deferred offering costs that were recorded as prepaid expenses and other current assets in the accompanying consolidated balance sheet.

  (s)    Property and Equipment

        Property and equipment is stated at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful life of the related asset. Maintenance and repairs are charged to expenses as incurred.

        The useful lives of property and equipment are as follows:

Capitalized software development costs	3 years
Office equipment	3 years
Furniture and fixtures	5 years
Software	3 years
Leasehold improvements	Shorter of 5 years or remaining lease term

  (t)    Intangible Assets

        Intangible assets recorded by the Company are costs directly associated with securing legal registration of patents and trademarks, acquiring domain names and the fair value of identifiable intangible assets acquired in business combinations.

        Intangible assets with determinable economic lives are carried at cost, less accumulated amortization. Amortization is computed over the estimated useful life of each asset on a straight-line basis. The Company determines the useful lives of identifiable intangible assets after considering the specific facts and circumstances related to each intangible asset. Factors the Company considers when determining useful lives include the contractual term of any agreement related to the asset, the historical performance of the asset, the Company's long-term strategy for using the asset, any laws or other local regulations which could impact the useful life of the asset and other economic factors,

TWILIO INC.

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

including competition and specific market conditions. Intangible assets without determinable economic lives are carried at cost, not amortized and reviewed for impairment at least annually.

        The useful lives of the intangible assets are as follows:

Developed technology	3 years
Customer relationship	5 years
Trade names	2 years
Patents	20 years
Trademarks	Indefinite
Domain names	Indefinite

  (u)    Goodwill

        Goodwill represents excess of the aggregate purchase price over the fair value of net identifiable assets acquired in a business combination. Goodwill is not amortized and is tested for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The Company has determined that it operates as one reporting unit and has selected November 30 as the date to perform its annual impairment test. In the valuation of goodwill, management must make assumptions regarding estimated future cash flows to be derived from the Company's business. If these estimates or their related assumptions change in the future, the Company may be required to record impairment for these assets. Management may first evaluate qualitative factors to assess if it is more likely than not that the fair value of a reporting unit is less than its carrying amount and to determine if a two-step impairment test is necessary. Management may choose to proceed directly to the two-step evaluation, bypassing the initial qualitative assessment. The first step of the impairment test involves comparing the fair value of the reporting unit to its net book value, including goodwill. If the net book value exceeds its fair value, then the Company would perform the second step of the goodwill impairment test to determine the amount of the impairment loss. The impairment loss would be calculated by comparing the implied fair value of the goodwill to its net book value. In calculating the implied fair value of goodwill, the fair value of the entity would be allocated to all of the other assets and liabilities based on their fair values. The excess of the fair value of the entity over the amount assigned to other assets and liabilities is the implied fair value of goodwill. An impairment loss would be recognized when the carrying amount of goodwill exceeds its implied fair value. No goodwill impairment charges have been recorded for any period presented.

  (v)    Impairment of Long-Lived Assets

        The Company evaluates long-lived assets, including property and equipment and intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets held and used is measured by a comparison of the carrying amount of an asset or an asset group to estimated undiscounted future net cash flows expected to be generated by the asset or asset group. If such evaluation indicates that the carrying amount of the asset or the asset group is not recoverable, any impairment loss would be equal to the amount the carrying value exceeds the fair value. There was no impairment during the years ended December 31, 2016, 2015 and 2014. The value of the internally-developed software written-off due to abandonment was $0.7 million, $0.1 million and none in the years ended December 31, 2016, 2015 and 2014, respectively.

TWILIO INC.

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

  (w)    Deferred Revenue

        Deferred revenue consists of cash deposits from customers to be applied against future usage and customer billings in advance of revenues being recognized from the Company's contracts. Deferred revenue is generally expected to be recognized during the succeeding 12-month period and is thus recorded as a current liability.

  (x)    Business Combinations

        The Company recognizes identifiable assets acquired and liabilities assumed at their acquisition date fair values. Goodwill is measured as the excess of the consideration transferred over the fair value of assets acquired and liabilities assumed on the acquisition date. While the Company uses its best estimates and assumptions as part of the purchase price allocation process to accurately value assets acquired and liabilities assumed, these estimates are inherently uncertain and subject to refinement. The authoritative guidance allows a measurement period of up to one year from the date of acquisition to make adjustments to the preliminary allocation of the purchase price. As a result, during the measurement period the Company may record adjustments to the fair values of assets acquired and liabilities assumed, with the corresponding offset to goodwill to the extent that it identifies adjustments to the preliminary purchase price allocation. Upon conclusion of the measurement period or final determination of the values of the assets acquired and liabilities assumed, whichever comes first, any subsequent adjustments will be recorded to the consolidated statement of operations.

  (y)    Segment Information

        The Company's Chief Executive Officer is the chief operating decision maker, who reviews the Company's financial information presented on a consolidated basis for purposes of allocating resources and evaluating the Company's financial performance. Accordingly, the Company has determined that it operates in a single reporting segment.

  (z)    Fair Value of Financial Instruments

        The Company records certain of its financial assets at fair value on a recurring basis. The Company's financial instruments, which include cash, cash equivalents, accounts receivable and accounts payable are recorded at their carrying amounts, which approximate their fair values due to their short-term nature. Restricted cash is long-term in nature. However, it consists of cash in a savings account, hence its carrying amount approximates its fair value. The accounting guidance for fair value provides a framework for measuring fair value, clarifies the definition of fair value, and expands disclosures regarding fair value measurements. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the reporting date. The accounting guidance establishes a three-tiered hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value as follows:

  •
  Level 1 Inputs: Unadjusted quoted prices in active markets for identical assets or liabilities accessible to the reporting entity at the measurement date.

  •
  Level 2 Inputs: Other than quoted prices included in Level 1 inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability.

TWILIO INC.

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

  •
  Level 3 Inputs: Unobservable inputs for the asset or liability used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at measurement date.

        A financial instrument's categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

  (aa)    Recent Accounting Pronouncements Not Yet Adopted

        In January 2017, the FASB issued ASU 2017-04, "Simplifying the Test for Goodwill Impairment", which removes the second step of the goodwill impairment test that requires a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit's carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. This guidance is effective for interim and annual reporting periods beginning after December 15, 2019 and will be applied prospectively. Management does not expect the adoption of this guidance to have any impact on the Company's financial position, results of operations or cash flows.

        In January 2017, the FASB issued ASU 2017-01, "Business Combinations (Topic 805) Clarifying the Definition of a Business", which amends the guidance of FASB Accounting Standards Codification Topic 805, "Business Combinations", adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. This guidance is effective for annual and interim periods beginning after December 15, 2017, and early adoption is permitted under certain circumstances. The Company will evaluate the impact of this guidance on its financial statements and related disclosures next time there is a potential business combination.

        In November 2016, the FASB issued ASU 2016-18, "Restricted Cash", which requires a statement of cash flows to explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash and restricted cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This guidance is effective for annual and interim periods beginning after December 15, 2017, and early adoption is permitted. The Company is evaluating the impact of this guidance on its consolidated financial statements and related disclosures.

        In October 2016, the FASB issued ASU 2016-16, "Intra-Entity Transfers Other Than Inventory", which requires entities to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. This guidance is effective for annual and interim periods beginning after December 15, 2017, and early adoption is permitted. The Company is evaluating the impact of this guidance on its consolidated financial statements and related disclosures.

        In June 2016, the FASB issued ASU No. 2016-13, "Financial Instruments—Credit Losses: Measurement of Credit Losses on Financial Instruments", which changes the impairment model for most financial assets. The new model uses a forward-looking expected loss method, which will generally result in earlier recognition of allowances for losses. This guidance is effective for annual and interim periods beginning after December 15, 2019 and early adoption is permitted for annual and interim periods beginning after December 15, 2018. The Company is evaluating the impact of this guidance on its consolidated financial statements and related disclosures.

TWILIO INC.

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

        In February 2016, the FASB issued ASU No. 2016-02, "Leases." The standard will affect all entities that lease assets and will require lessees to recognize a lease liability and a right-of-use asset for all leases (except for short-term leases that have a duration of less than one year) as of the date on which the lessor makes the underlying asset available to the lessee. For lessors, accounting for leases is substantially the same as in prior periods. This guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. For leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, lessees and lessors must apply a modified retrospective transition approach. While the Company expects the adoption of this standard to result in an increase to its reported assets and liabilities, the Company has not yet determined the full impact that the adoption of this standard will have on its consolidated financial statements and related disclosures.

        In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers". This new guidance will replace most existing U.S. GAAP guidance on this topic. The new revenue recognition standard provides a unified model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued ASU 2015-14 which deferred, by one year, the effective date for the new revenue reporting standard for entities reporting under U.S. GAAP. In accordance with the deferral, this guidance will be effective for the Company beginning January 1, 2018 and can be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. Early adoption is permitted beginning January 1, 2017. In March 2016, the FASB issued ASU 2016-08, "Revenue from Contracts with Customers, Principal versus Agent Considerations (Reporting Revenue Gross versus Net)" clarifying the implementation guidance on principal versus agent considerations. Specifically, an entity is required to determine whether the nature of a promise is to provide the specified good or service itself (that is, the entity is a principal) or to arrange for the good or service to be provided to the customer by the other party (that is, the entity is an agent). The determination influences the timing and amount of revenue recognition. In April 2016, the FASB issued ASU 2016-10, "Revenue from Contracts with Customers, Identifying Performance Obligations and Licensing", clarifying the implementation guidance on identifying performance obligations and licensing. Specifically, the amendments reduce the cost and complexity of identifying promised goods or services and improve the guidance for determining whether promises are separately identifiable. The amendments also provide implementation guidance on determining whether an entity's promise to grant a license provides a customer with either a right to use the entity's intellectual property (which is satisfied at a point in time) or a right to access the entity's intellectual property (which is satisfied over time). In May 2016, the FASB issued ASU 2016-12 "Revenue from Contracts with Customers (Topic 606), Narrow-Scope Improvements and Practical Expedients", which amends the guidance on transition, collectability, noncash consideration and the presentation of sales and other similar taxes. ASU 2016-12 clarifies that, for a contract to be considered completed at transition, all (or substantially all) of the revenue must have been recognized under legacy GAAP. In addition, ASU 2016-12 clarifies how an entity should evaluate the collectability threshold and when an entity can recognize nonrefundable consideration received as revenue if an arrangement does not meet the standard's contract criteria. Finally, ASU 2016-20 makes minor corrections or minor improvements to the Codification that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities. The effective date and transition requirements for ASU 2016-08, ASU 2016-10, ASU 2016-12 and ASU 2016-20 are the same as the effective date and

TWILIO INC.

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

transition requirements for ASU 2014-09. The Company is currently evaluating the impact that these ASUs will have on its consolidated financial statements and related disclosures and expects to complete this evaluation in the first quarter of 2017. The Company anticipates disclosing its selected transition method in conjunction with the filing of its quarterly report on Form 10-Q for the quarter ending March 31, 2017.

3. Fair Value Measurements

        The following table provides the assets measured at fair value on a recurring basis as of December 31, 2016 and 2015 (in thousands):

		As of December 31, 2016
	Total Carrying Value
		Level I	Level 2	Level 3	Total
Financial Assets:
Money market funds (included in cash and cash equivalents)	$274,135	$274,135	$—	$—	$274,135

Total financial assets	$274,135	$274,135	$—	$—	$274,135

		As of December 31, 2015
	Total Carrying Value
		Level 1	Level 2	Level 3	Total
Financial Assets:
Money market funds (included in cash and cash equivalents)	$80,886	$80,886	$—	$—	$80,886

Total financial assets	$80,886	$80,886	$—	$—	$80,886

        There were no realized or unrealized losses for the years ended December 31, 2016, 2015 and 2014. There were no other-than-temporary impairments for these instruments as of December 31, 2016 and 2015.

4. Property and Equipment

        Property and equipment consisted of the following (in thousands):

	As of December 31,
	2016	2015
Capitalized software development costs	$28,661	$16,030
Leasehold improvements	14,063	568
Office equipment	5,729	2,662
Furniture and fixtures	1,576	393
Software	968	755

Total property and equipment	50,997	20,408
Less: accumulated depreciation and amortization	(13,445)	(6,350)

Total property and equipment, net	$37,552	$14,058

TWILIO INC.

Notes to Consolidated Financial Statements (Continued)

4. Property and Equipment (Continued)

        Depreciation and amortization expense was $7.4 million, $3.7 million and $1.7 million for the years ended December 31, 2016, 2015 and 2014, respectively.

        The Company capitalized $13.5 million, $9.4 million and $3.9 million in software development costs in the years ended December 31, 2016, 2015 and 2014, respectively, of which $2.0 million, $1.0 million and $0.3 million, respectively, was stock-based compensation expense. Amortization of capitalized software development costs was $5.5 million, $2.8 million and $1.2 million in the years ended December 31, 2016, 2015 and 2014, respectively. The amortization expense was allocated as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Cost of revenue	$3,304	$1,793	$783
Research and development	2,182	1,045	415

Total	$5,486	$2,838	$1,198

5. Business Combinations

  Acquisition of Authy, Inc.

        On February 23, 2015, the Company completed its acquisition of Authy, Inc. ("Authy"), a Delaware corporation with operations in Bogota, Colombia and San Francisco, California. Authy had developed a two-factor authentication online security solution. The Company's purchase price of $6.1 million for all of the outstanding shares of capital stock of Authy consisted of $3.0 million in cash and $3.1 million representing the fair value of 389,733 shares of the Company's Series T convertible preferred stock, of which 180,000 shares are held in escrow. This escrow was effective until the first anniversary of the closing date, and has continued beyond that date as a result of certain circumstances. As of December 31, 2016, the Company has not released any shares out of the escrow. Additionally, the Company issued 507,885 shares of its Series T convertible preferred stock, which converted into shares of Class B common stock immediately prior to the closing of the IPO, to a former shareholder of Authy that had a fair value of $4.0 million and were subject to a service condition over a period of three years, as amended. In August 2016 the unvested shares were reduced by 127,054 shares due to the non-fulfillment of certain conditions of the merger agreement. In December 2016, all remaining unvested shares vested.

        The acquisition was accounted for as a business combination and, accordingly, the total purchase price was allocated to the identifiable tangible and intangible assets acquired and the liabilities assumed based on their respective fair values on the acquisition date. The cost of shares subject to vesting and performance conditions was accounted for as a post-acquisition compensation expense and recorded as research and development expense in the accompanying consolidated statements of operations. The Company recorded $2.4 million and $0.6 million of stock-based compensation expense related to these shares in the years ended December 31, 2016 and 2015, respectively.

        Authy's results of operations have been included in the consolidated financial statements of the Company from the date of acquisition.

TWILIO INC.

Notes to Consolidated Financial Statements (Continued)

5. Business Combinations (Continued)

        This transaction was intended to qualify as a tax-free reorganization under Section 368(a) of the IRS Code.

        The fair value of the Series T convertible preferred stock was determined by the board of directors of the Company with input from a third-party valuation consultant.

        The following table presents the purchase price allocation recorded in the Company's consolidated balance sheet on the acquisition date (in thousands):

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

(3)
As part of net tangible assets, the Company acquired $66,000 in accounts receivable subject to dispute resolution with a customer. The matter was resolved later in 2015 and $52,000 was deemed uncollectible immediately prior to the date of acquisition. The Company's adjustment of its initial purchase price allocation resulted in an increase to goodwill and decrease to net tangible assets of $52,000. After the adjustment, the purchase price allocation related to this acquisition became final. Goodwill balance as of December 31, 2015 was as follows:

Total
Balance as of December 31, 2014	$—
Goodwill recorded in connection with Authy acquisition	3,113
Subsequent adjustment to purchase price allocation	52

Balance as of December 31, 2015	$3,165

        The estimated fair value of the intangible assets acquired was determined by the Company, and the Company considered or relied in part upon a valuation report of a third-party expert. The Company used an income approach to measure the fair values of the developed technology and trade names based on the relief-from-royalty method. The Company used an income approach to measure the fair value of the customer relationships based on the multi-period excess earnings method, whereby

TWILIO INC.

Notes to Consolidated Financial Statements (Continued)

5. Business Combinations (Continued)

the fair value is estimated based upon the present value of cash flows that the applicable asset is expected to generate.

        The Company incurred costs related to this acquisition of $1.5 million, of which $1.2 million and $0.3 million were incurred during the years ended December 31, 2015 and 2014, respectively. All acquisition related costs were expensed as incurred and have been recorded in general and administrative expenses in the accompanying consolidated statements of operations.

        Pro forma results of operations for this acquisition have not been presented as the financial impact to the Company's consolidated financial statements is immaterial.

  Acquisition of Certain Assets behind the Kurento Open Source Project

        In November 2016, the Company acquired certain assets from Tikal Technologies S.L., a Spanish corporation, behind the Kurento Open Source Project. The acquired assets consisted of (a) proprietary WebRTC media processing technologies, (b) certain licenses, patents and trademarks and (c) certain employee relationships behind the WebRTC technology. The purchase price consisted of $8.5 million in cash, of which $1.5 million was placed into an escrow to indemnify the Company against breaches of general representations, warranties, claims and tax compliance matters. The escrow is effective for 24 months and 10 days from the acquisition date and may be extended under certain circumstances.

        The acquisition was accounted for as business combination and, accordingly, the total purchase price was allocated to the identifiable intangibles assets acquired based on their respective fair values on the acquisition date. The excess of the purchase price over the fair values of the identifiable assets acquired was recorded as goodwill. The Company considered or relied in part upon a valuation report of a third-party expert.

        The following table presents the purchase price allocation recorded in the Company's consolidated balance sheet on the acquisition date (in thousands):

Total
Intangible assets(1)	$8,100
Goodwill(2)	400

Total purchase price	$8,500

(1)
The intangible assets consist of developed technology with the estimated useful life of 3 years on the date of acquisition.

(2)
The goodwill in this transaction is primarily attributable to the future cash flows to be realized from the acquired technology and the future development initiatives of the acquired workforce. The goodwill is deductible for tax purposes.

        The Company incurred cost related to this acquisition of $0.1 million that were expensed as incurred and have been recorded in general and administrative expenses in the accompanying consolidated statement of operations.

TWILIO INC.

Notes to Consolidated Financial Statements (Continued)

6. Goodwill and Intangible Assets

  Goodwill

        Goodwill balance as of December 31, 2016 and 2015 was as follows:

Balance as of December 31, 2014	$—
Goodwill recorded in connection with Authy acquisition	3,165

Balance as of December 31, 2015	3,165
Goodwill recorded in connection with Kurento acquisition	400

Balance as of December 31, 2016	$3,565

  Intangible assets

        Intangible assets consisted of the following (in thousands):

	As of December 31, 2016
	Gross	Accumulated Amortization	Net
Amortizable intangible assets:
Developed technology	$9,400	$(1,140)	$8,260
Customer relationships	400	(148)	252
Trade name	60	(56)	4
Patent	1,512	(55)	1,457

Total amortizable intangible assets	11,372	(1,399)	9,973

Non-amortizable intangible assets:
Domain names	32	—	32
Trademarks	263	—	263

Total	$11,667	$(1,399)	$10,268

	As of December 31, 2015
	Gross	Accumulated Amortization	Net
Developed technology	$1,300	$(370)	$930
Customer relationships	400	(68)	332
Trade name	60	(26)	34
Patent	1,021	(25)	996

Total	$2,781	$(489)	$2,292

        Amortization expense was $0.9 million, $0.5 million and $17,000 for the years ended December 31, 2016, 2015 and 2014, respectively.

TWILIO INC.

Notes to Consolidated Financial Statements (Continued)

6. Goodwill and Intangible Assets (Continued)

        Total estimated future amortization expense was as follows (in thousands):

As of December 31, 2016
2017	$3,263
2018	2,890
2019	2,488
2020	58
2021	46
Thereafter	1,228

Total	$9,973

7. Accrued Expenses and Other Liabilities

        Accrued expenses and other current liabilities consisted of the following (in thousands):

	As of December 31,
	2016	2015
Accrued payroll and related	$7,497	$972
Accrued bonus and commission	2,251	1,832
Accrued cost of revenue	8,741	6,496
Sales and other taxes payable	28,795	17,634
Deferred rent	1,250	206
Accrued other expense	10,774	4,858

Total accrued expenses and other current liabilities	$59,308	$31,998

        Other long-term liabilities consisted of the following (in thousands):

	As of December 31,
	2016	2015
Deferred rent	$9,387	$364
Accrued other expense	156	84

Total other long-term liabilities	$9,543	$448

TWILIO INC.

Notes to Consolidated Financial Statements (Continued)

8. Supplemental Balance Sheet Information

        A roll-forward of the Company's reserves for the years ended December 31, 2016, 2015 and 2014 is as follows (in thousands):

  Allowance for doubtful accounts:

	Year Ended December 31,
	2016	2015	2014
Balance, beginning of period	$486	$210	$98
Additions	1,145	705	261
Write-offs	(555)	(429)	(149)

Balance, end of period	$1,076	$486	$210

  Sales credit reserve:

	Year Ended December 31,
	2016	2015	2014
Balance, beginning of period	$714	$312	$30
Additions	1,348	1,210	683
Deductions against reserve	(1,518)	(808)	(401)

Balance, end of period	$544	$714	$312

9. Revenue by Geographic Area

        Revenue by geographic area is based on the IP address at the time of registration. The following table sets forth revenue by geographic area (in thousands):

	Year Ended December 31,
	2016	2015	2014
Revenue by geographic area:
United States	$233,922	$143,145	$78,251
International	43,413	23,774	10,595

Total	$277,335	$166,919	$88,846

Percentage of revenue by geographic area:
United States	84%	86%	88%
International	16%	14%	12%

        Long-lived assets outside the United States were insignificant.

10. Credit Facility

        The Company entered into a $5.0 million revolving line of credit on January 15, 2013, which expired in January 2015 and was not renewed. The Company did not borrow against this line of credit.

TWILIO INC.

Notes to Consolidated Financial Statements (Continued)

10. Credit Facility (Continued)

        Effective January 2015, the Company entered into a $15.0 million revolving credit agreement. Under this agreement, amounts available to be borrowed are based on the Company's prior month's monthly recurring revenue. Advances on the line of credit bear interest payable monthly at Wall Street Journal prime rate plus 1%. Borrowings are secured by substantially all of the Company's assets, with limited exceptions. If there are borrowings under the credit line, there are certain restrictive covenants with which the Company must comply. The credit facility expires in March 2017. As of December 31, 2016 and 2015, the total amount available to the Company to be borrowed was $15.0 million and the Company had no outstanding balance on this credit facility.

11. Commitments and Contingencies

  (a)    Lease Commitments

        The Company entered into various non-cancelable operating lease agreements for its facilities that expire over the next seven years. Certain operating leases contain provisions under which monthly rent escalates over time. When lease agreements contain escalating rent clauses or free rent periods, the Company recognizes rent expense on a straight-line basis over the term of the lease.

        In January 2016, the Company entered into a lease agreement ("Lease"), as subsequently amended, for approximately 90,000 square feet of new office space at 375 Beale Street in San Francisco, California, that houses its principal executive office. This office space replaced the Company's existing principal office at 645 Harrison Street in San Francisco, California, for which the lease was terminated in January 2017.

        The term of the Lease is approximately 96 months following the commencement in October 2016, and the lease payments range from $0.4 million per month in the first 60 months to $0.5 million per month thereafter. Additionally, the Lease included a tenant improvement allowance, which provided for the landlord to pay for tenant improvements on behalf of the Company for up to $8.3 million. Of this amount, $2.6 million was collected in the fourth quarter of 2016. The corresponding asset and liability were recorded on the lease inception date in the current assets and current and long-term liabilities in the accompanying consolidated balance sheet. Based on the terms of this landlord incentive and involvement of the Company in the construction process, the leasehold improvements purchased under the landlord incentive were determined to be property of the Company. The Company secured its lease obligation with a $7.4 million letter of credit, which it designated as restricted cash on its balance sheet as of December 31, 2016. The Company began recording the lease expense on a straight-line basis in the second quarter of 2016.

        Rent expense was $7.3 million, $4.1 million and $2.6 million for the years ended December 31, 2016, 2015 and 2014, respectively.

        Additionally, the Company has contractual commitments with its cloud infrastructure provider, network service providers and other vendors that are non-cancellable and expire within one to five years.

TWILIO INC.

Notes to Consolidated Financial Statements (Continued)

11. Commitments and Contingencies (Continued)

        Future minimum lease payments under non-cancelable operating leases were as follows (in thousands):

Year Ending December 31:(1)	As of December 31, 2016
2017	$7,534
2018	6,979
2019	7,165
2020	7,037
2021	7,033
Thereafter	16,052

Total minimum lease payments	$51,800

(1)
The future minimum lease payments related to the 375 Beale Street lease do not include the tenant improvement allowance available under the lease.

        Future minimum payments under other existing noncancellable purchase obligations were as follows (in thousands). Unrecognized tax benefits are not included in these amounts because any amounts expected to be settled in cash are not material:

Year Ending December 31:	As of December 31, 2016
2017	$19,034
2018	19,373
2019	23,498
2020	68
2021	23

Total payments	$61,996

  (b)    Legal Matters

        On April 30, 2015, Telesign Corporation, or Telesign, filed a lawsuit against the Company in the United States District Court, Central District of California ("Telesign I"). Telesign alleges that the Company is infringing three U.S. patents that it holds: U.S. Patent No. 8,462,920 ("'920"), U.S. Patent No. 8,687,038 ("'038") and U.S. Patent No. 7,945,034 ("'034"). The patent infringement allegations in the lawsuit relate to the Company's Programmable Authentication products, its two-factor authentication use case and an API tool to find information about a phone number. The Company has petitioned the U.S. Patent and Trademark Office for inter partes review of the patents at issue. On March 9, 2016, the District Court stayed the court case pending the resolution of those proceedings. On June 28, 2016, the Patent and Trademark Office instituted the inter partes review of the '034 patent, briefing on which has now begun, including Telesign's contingent motion to amend the '034 patent. On July 8, 2016, the Patent and Trademark Office denied the Company's petition for inter partes review of the '920 and '038 patents. The Company subsequently petitioned for rehearing on this decision, and the request for rehearing was fully briefed by both parties on October 11, 2016. On July 20, 2016, Telesign

TWILIO INC.

Notes to Consolidated Financial Statements (Continued)

11. Commitments and Contingencies (Continued)

applied to the court to lift the stay on Telesign I. The Company opposed the request, and on September 15, 2016, the court denied the request to lift the stay on Telesign I. On November 15, 2016, the Patent and Trademark Office denied the Company's request for rehearing on the denied petitions for inter partes review. On December 20, 2016, the Company filed a reply to Telesign's opposition to the '034 inter partes review and simultaneously filed an opposition to Telesign's motion to amend the '034 patent. On January 23, 2017 Telesign filed its reply to the Company's opposition to the motion to amend. The hearing on the '034 inter partes review is scheduled for March 2017.

        On March 28, 2016, Telesign filed a second lawsuit against the Company in the United States District Court, Central District of California ("Telesign II"), alleging infringement of U.S. Patent No. 9,300,792 ("'792") held by Telesign. The '792 patent is in the same patent family as the '920 and '038 patents asserted in Telesign I, and the infringement allegations in Telesign II relate to the Company's Programmable Authentication products and its two-factor authentication use case. On May 23, 2016, the Company moved to dismiss the complaint in Telesign II. On August 3, 2016, the United States District Court, Central District of California, issued an order granting Twilio's motion to dismiss Telesign's complaint with leave to amend. Telesign filed an amended complaint on September 2, 2016 and the Company moved to dismiss the amended complaint on September 16, 2016. On November 7, 2016, the Company's motion to dismiss was denied, and the Company filed its answer to the first amended complaint on November 21, 2016. With respect to each of the patents asserted in Telesign I and Telesign II, the complaints seek, among other things, to enjoin the Company from allegedly infringing the patents, along with damages for lost profits.

        On December 1, 2016, the Company filed a patent infringement lawsuit against Telesign in the United States District Court, Northern District of California, alleging indirect infringement of Unites States Patent No. 8,306,021, United States Patent No. 8,837,465, United States Patent No. 8,755,376, United States Patent No. 8,736,051, United States Patent No. 8,737,962, United States Patent No. 9,270,833, and United States Patent No. 9,226,217. Telesign filed a motion to dismiss the complaint on January 25, 2017.

        On February 18, 2016, a putative class action complaint was filed in the Alameda County Superior Court in California, entitled Angela Flowers v. Twilio Inc. The complaint alleges that the Company's products permit the interception, recording and disclosure of communications at a customer's request and are in violation of the California Invasion of Privacy Act. The complaint seeks injunctive relief as well as monetary damages. On May 27, 2016, the Company filed a demurrer to the complaint. On August 2, 2016, the court issued an order denying the demurrer in part and granted it in part, with leave to amend by August 18, 2016 to address any claims under California's Unfair Competition Law. The plaintiff opted not to amend the complaint. Discovery has already begun, and will continue until August 2017, when the plaintiff must file their motion for class certification.

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

TWILIO INC.

Notes to Consolidated Financial Statements (Continued)

11. Commitments and Contingencies (Continued)

believes that these legal proceedings will not have a material adverse effect on its financial position or results of operations.

  (c)    Indemnification Agreements

        The Company has signed indemnification agreements with all of its board members and executive officers. The agreements indemnify the board members and the executive officers from claims and expenses on actions brought against the individuals separately or jointly with the Company for certain indemnifiable events. Indemnifiable events generally mean any event or occurrence related to the fact that the board member or the executive officer was or is acting in his or her capacity as a board member or an executive officer for the Company or was or is acting or representing the interests of the Company.

        In the ordinary course of business, the Company enters into contractual arrangements under which it agrees to provide indemnification of varying scope and terms to business partners and other parties with respect to certain matters, including, but not limited to, losses arising out of the breach of such agreements, intellectual property infringement claims made by third parties and other liabilities relating to or arising from the Company's various products, or its acts or omissions. In these circumstances, payment may be conditional on the other party making a claim pursuant to the procedures specified in the particular contract. Further, the Company's obligations under these agreements may be limited in terms of time and/or amount, and in some instances, the Company may have recourse against third parties for certain payments. The terms of such obligations may vary. As of December 31, 2016 and 2015, no amounts had been accrued.

  (d)    Other Taxes

        The Company conducts operations in many tax jurisdictions throughout the United States. In many of these jurisdictions, non-income-based taxes, such as sales and use and telecommunications taxes are assessed on the Company's operations. Historically, the Company has not billed or collected these taxes and, in accordance with U.S. GAAP, has recorded a provision for its tax exposure in these jurisdictions when it is both probable that a liability has been incurred and the amount of the exposure can be reasonably estimated. As a result, the Company recorded a liability of $28.8 million and $17.6 million as of December 31, 2016 and 2015, respectively. These estimates include several key assumptions including, but not limited to, the taxability of the Company's services, the jurisdictions in which its management believes it has nexus, and the sourcing of revenues to those jurisdictions. In the event these jurisdictions challenge management's assumptions and analysis, the actual exposure could differ materially from the current estimates.

12. Stockholders' Equity

  (a)    Convertible Preferred Stock

        As of December 31, 2015, the Company had outstanding Series A, B, C, D, E and T convertible preferred stock (individually referred to as "Series A, B, C, D, E or T" or collectively "Preferred Stock") as follows (in thousands, except share data).

TWILIO INC.

Notes to Consolidated Financial Statements (Continued)

12. Stockholders' Equity (Continued)

        Immediately prior to the completion of the IPO, all shares of convertible preferred stock then outstanding were automatically converted into 54,508,441 shares of common stock on a one-to-one basis, and then reclassified as shares of Class B common stock.

	As of December 31, 2015
	Shares Authorized	Shares Issued and Outstanding		Aggregate Liquidation preference	Proceeds, Net of Issuance Costs
Series A	13,173,240	13,076,491		$4,590	$4,592
Series B	11,416,062	11,146,895		11,717	11,658
Series C	8,452,864	8,452,864		25,250	25,196
Series D	9,440,324	9,440,324		70,000	69,930
Series E	11,494,249	11,494,249		130,000	125,448
Series T	5,000,000	897,618	(1)	9	—	(2)

Total	58,976,739	54,508,441		$241,566	$236,824

(1)
The outstanding shares include 687,885 shares held in escrow as of December 31, 2015 related to the Authy acquisition. Of these shares, 507,885 shares were subject to graded vesting over a period of three years, as amended, and had a fair value of $4.0 million. A total of 127,054 shares were subject to certain performance conditions and were returned to the issuer in the third quarter 2016 due to the non-fulfillment of certain conditions of the merger agreement. All remaining unvested shares vested in the fourth quarter of 2016.

(2)
389,733 shares were issued as part of the purchase price for Authy acquisition and had a fair value of $3.1 million on the acquisition closing date.

        The holders of the Company's Preferred Stock had the following rights, preferences and privileges:

  Conversion

        At any time following the date of issuance, each share of Preferred Stock is convertible, at the option of its holder, into the number of shares of common stock which results from dividing the applicable original issue price per share for each series by the applicable conversion price per share for such series, on the date of conversion. As of December 31, 2015, the initial conversion prices per share of all series of preferred stock were equal to the original issue prices of each series and therefore the conversion ratio was 1:1.

        Each share of preferred stock shall be automatically converted into shares of common stock immediately upon the earlier of (i) the consummation of a firmly underwritten public offering pursuant to the Securities Act of 1933, as amended, the public offering price of which is not less than $50.0 million in aggregate; or (ii) the date specified by the written consent of holders of a majority of the outstanding shares of preferred stock, voting together as a class of shares on an as-converted basis. In addition, the conversion of each of the Series B, Series C, Series D and Series E preferred stock in connection with a Liquidation Event defined below requires the written consent of a majority of such series, if the proceeds payable to each of these series is less than the respective original issuance price.

        A Liquidation Event includes (i) a sale, lease or other disposition of all or substantially all of the Company's assets, (ii) a merger or consolidation of the Company into another entity (except where the merger results in the holders of the Company's stock prior to merger continuing to hold at least 50% of the voting power of the capital stock of the Company or the surviving or acquiring entity), (iii) the

TWILIO INC.

Notes to Consolidated Financial Statements (Continued)

12. Stockholders' Equity (Continued)

transfer of the Company's securities to a person, or a group of affiliated persons, if, after such a transfer, such person or group of persons holds 50% or more of the outstanding voting stock of the Company, (iv) the grant of an exclusive, irrecoverable license to all or substantially all of the Company's intellectual property or (v) a liquidation, dissolution or winding up of the Company.

        In the event the Company issues any additional stock, as defined in the Company's Certificate of Incorporation, after the preferred stock original issue date, without consideration or for a consideration per share less than the conversion price applicable to a series of preferred stock in effect immediately prior to such issuance, the conversion price for such series in effect immediately prior to each such issuance shall be adjusted according to a formula set forth in the Company's Certificate of Incorporation.

  Voting

        The holders of Preferred Stock and the holders of common stock vote together and not as separate classes, except in cases specifically provided for in the Certificate of Incorporation or as provided by law.

        The holders of each share of Preferred Stock has the right to one vote for each share of common stock into which such Preferred Stock could be converted, and, with respect to such vote, holders of Preferred Stock have full voting rights and powers equal to the voting rights and powers of the holders of common stock, with the exception of voting for the election of directors referred to below.

        As long as a majority of the shares of Series A preferred stock originally issued remain outstanding, the holders of such shares, voting as a separate class, shall be entitled to elect one director. As long as a majority of the shares of Series B preferred stock originally issued remain outstanding, the holders of such shares, voting as a separate class, shall be entitled to elect one director. As long as at least 2,000,000 shares of Series D preferred stock are outstanding, the holders of such shares, voting as a separate class, shall be entitled to elect one director. The holders of common stock, voting as a separate class, shall be entitled to elect two directors. The holders of shares of Preferred Stock and common stock, voting together as a single class on an as-converted basis, shall be entitled to elect the remaining directors of the Company.

  Dividends

        The holders of convertible preferred stock are entitled to receive, when and if declared by the board of directors, out of any assets legally available therefor, any dividends as may be declared from time to time by the board of directors. No dividend may be declared or paid on the common stock unless any and all such dividends are distributed among all holders of common stock and preferred stock on a pro rata pari passu basis in proportion to the number of shares of common stock that would be held by each such holder if all shares of preferred stock were converted to common stock at the effective conversion rate. The right to receive dividends on shares of preferred stock is non-cumulative. No dividends had been declared or paid by the Company as of December 31, 2015 and through the Company's IPO.

TWILIO INC.

Notes to Consolidated Financial Statements (Continued)

12. Stockholders' Equity (Continued)

  Liquidation Preference

        In the event of any Liquidation Event of the Company, the holders of Series A, Series B, Series C, Series D and Series E preferred stock ("senior preferred stock") shall be entitled to receive, in preference to any distribution of the proceeds to the holders of Series T preferred stock or common stock, an amount per share equal to the sum of the applicable original issue price for each series of preferred stock (as adjusted for stock splits and combinations as described in the Certificate of Incorporation), plus declared but unpaid dividends on such share. Upon completion of this distribution, the holders of Series T preferred stock shall be entitled to receive in preference to any distribution of the proceeds to the holders of common stock an amount per share equal to the sum of the applicable original issue price for Series T preferred stock, plus declared but unpaid dividends on such share. If the proceeds thus distributed among the holders of the preferred stock are insufficient to permit payment to such holders of the full preferential amounts, then the entire proceeds available for distribution shall be distributed ratably first among the holders of the senior preferred stock in proportion to the full preferential amount that each holder is otherwise entitled to. The original issue price per share of Series A, Series B, Series C, Series D, Series E and Series T convertible preferred stock is equal to $0.35, $1.05, $2.99, $7.42, $11.31 and $0.01, respectively.

        Upon completion of the distribution referred to above, all the remaining proceeds available for distribution shall be distributed to the holders of the Company's common stock pro rata based on the number of common stock held by each.

        The Company classified the Preferred Stock within shareholders' equity since the shares are not redeemable, and the holders of the Preferred Stock cannot effect a deemed liquidation of the Company outside of the Company control.

  (b)    Preferred Stock

        As of December 31, 2016, the Company had authorized 100,000,000 shares of undesignated preferred stock, par value $0.001, of which no shares were issued and outstanding.

  (c)    Common Stock

        As of December 31, 2015, there were 17,324,003 shares of common stock issued and outstanding.

        Immediately prior to the completion of the IPO, all shares of common stock then outstanding were reclassified to Class B common stock. Shares offered and sold in the IPO were the newly authorized shares of Class A common stock.

        As of December 31, 2016, the Company had authorized 1,000,000,000 shares of Class A common stock and 100,000,000 shares of Class B common stock, each par value $0.001 per share, of which 49,996,410 shares of Class A common stock and 37,252,138 shares of Class B common stock were issued and outstanding. Holders of Class A and Class B common stock are entitled to one vote per share and 10 votes per share, respectively, and the shares of Class A common stock and Class B common stock are identical, except for voting and conversion rights. As of December 31, 2016, the outstanding Class B common stock included 180,000 shares related to the Authy acquisition that were held in escrow.

TWILIO INC.

Notes to Consolidated Financial Statements (Continued)

12. Stockholders' Equity (Continued)

        The Company had reserved shares of common stock for issuance as follows:

	As of December 31,
	2016	2015
Convertible preferred stock outstanding	—	54,508,441(1)
Stock options issued and outstanding	14,649,276	16,883,837
Nonvested restricted stock units issued and outstanding	2,034,217	71,000
Common stock reserved for Twilio.org	680,397	888,022
Stock-based awards available for grant under 2008 Plan	—	14,920
Stock-based awards available for grant under 2016 Plan	10,143,743	—
Common stock reserved for issuance under 2016 ESPP	597,038	—

Total	28,104,671	72,366,220

(1)
Includes 687,885 shares of Series T convertible preferred stock related to the Authy acquisition held in escrow as of December 31, 2015.

  (d)    Stock Repurchases

        Following the closing of the Series E convertible preferred stock financing, on August 21, 2015, the Company repurchased an aggregate of 365,916 shares of Series A preferred stock and Series B preferred stock from certain preferred stockholders, and repurchased an aggregate of 1,869,156 shares of common stock from certain current and former employees for $22.8 million in cash, which transaction is referred to as the 2015 Repurchase. The 2015 Repurchase was conducted at a price in excess of the fair value of the Company's common stock at the date of repurchase. No special rights or privileges were conveyed to the employees and former employees. However, not all employees were invited to participate in the 2015 Repurchase. The Company recorded a compensation expense in the amount of $2.0 million for the year ended December 31, 2015, which was the excess of the common stock repurchase price above the fair value of the common stock on the date of repurchase. Of this expense, $0.8 million, $0.1 million and $1.1 million were classified as research and development, sales and marketing and general and administrative expenses, respectively, in the accompanying consolidated statement of operations. The excess of the preferred stock repurchase price above the carrying value of the preferred stock was recorded as a deemed dividend in the year ended December 31, 2015. The Company retired the shares repurchased in the 2015 Repurchase as of August 21, 2015.

  (e)    Twilio.org

        On September 2, 2015, the Company's board of directors approved the establishment of Twilio.org with 888,022 shares of the Company's common stock, which represented 1% of the Company's outstanding capital stock on as-converted basis, reserved to fund Twilio.org's activities. Through Twilio.org, which is a part of the Company and not a separate legal entity, the Company donates and discounts its products to nonprofits, who use the Company's products to engage their audience, expand their reach and focus on making a meaningful change in the world. On May 13, 2016, the Company's board of directors authorized a reduction of 107,625 shares reserved to offset equity grants to Twilio.org employees. On October 20, 2016, the Company completed its follow-on public offering. Of the net proceeds the Company received in the offering, $3.9 million was reserved to fund and support the operations of Twilio.org and the number of shares of Class A common stock reserved for Twilio.org

TWILIO INC.

Notes to Consolidated Financial Statements (Continued)

12. Stockholders' Equity (Continued)

was reduced by 100,000. In December 2016, Twilio.org donated the full $3.9 million proceeds into an independent Donor Advised Fund to further the philanthropic goals of the Company. This amount was recorded as a charitable contribution in the accompanying consolidated statement of operations. As of December 31, 2016, the total remaining shares reserved for Twilio.org was 680,397.

13. Stock-Based Compensation

  2008 Stock Option Plan

        The Company maintained a stock plan, the 2008 Stock Option Plan, as amended and restated (the "2008 Plan"), which allowed the Company to grant incentive ("ISO"), non-statutory ("NSO") stock options and restricted stock units ("RSU") to its employees, directors and consultants to participate in the Company's future performance through stock-based awards at the discretion of the board of directors. Under the 2008 Plan, options to purchase the Company's common stock could not be granted at a price less than fair value in the case of ISOs and NSOs. Fair value was determined by the board of directors, in good faith, with input from valuation consultants. On June 22, 2016, the plan was terminated in connection with the Company's IPO. Accordingly, no shares are available for future issuance under the 2008 Plan. The 2008 Plan continues to govern outstanding equity awards granted thereunder. The Company's right of first refusal for outstanding equity awards granted under the 2008 Plan terminated upon completion of the IPO. Options granted include provisions for early exercisability.

  2016 Stock Option and Incentive Plan

        The Company's 2016 Stock Option and Incentive Plan (the "2016 Plan") became effective on June 21, 2016. The 2016 Plan provides for the grant of ISOs, NSOs, restricted stock, RSUs, stock appreciation rights, unrestricted stock awards, performance share awards, dividend equivalent rights and cash-based awards to employees, directors and consultants of the Company. A total of 11,500,000 shares of the Company's Class A common stock were initially reserved for issuance under the 2016 Plan. These available shares will automatically increase each January 1, beginning on January 1, 2017, by 5% of the number of shares of the Company's Class A and Class B common stock outstanding on the immediately preceding December 31, or such lesser number of shares as determined by the Company's compensation committee.

        Under the 2016 Plan, the stock options are granted at a price per share not less than 100% of the fair market value per share of the underlying common stock on the date of grant. Under both plans, stock options generally expire 10 years from the date of grant and vest over periods determined by the board of directors. The vesting period for options and restricted stock units is generally a four-year term from the date of grant, at a rate of 25% after one year, then monthly or quarterly, respectively, on a straight-line basis thereafter.

  2016 Employee Stock Purchase Plan

        The Company's Employee Stock Purchase Plan ("2016 ESPP") became effective on June 21, 2016. A total of 2,400,000 shares of the Company's Class A common stock were initially reserved for issuance under the 2016 ESPP. These available shares will automatically increase each January 1, beginning on January 1, 2017, by the lesser of 1,800,000 shares of the common stock, 1% of the number of shares of the Company's Class A and Class B common stock outstanding on the immediately preceding

TWILIO INC.

Notes to Consolidated Financial Statements (Continued)

13. Stock-Based Compensation (Continued)

December 31 or such lesser number of shares as determined by the Company's compensation committee.

        The 2016 ESPP allows eligible employees to purchase shares of the Company's Class A common stock at a discount of up to 15% through payroll deductions of their eligible compensation, subject to any plan limitations. Except for the initial offering period, the 2016 ESPP provides for separate six-month offering periods beginning in May and November of each fiscal year, starting in May 2017.

        On each purchase date, eligible employees will purchase the Company's stock at a price per share equal to 85% of the lesser of (i) the fair market value of the Company's Class A common stock on the offering date or (ii) the fair market value of the Company's common stock on the purchase date.

        For the year ended December 31, 2016, no shares of common stock were purchased under the 2016 ESPP and 597,038 shares are expected to be purchased at the end of the initial offering period. As of December 31, 2016, total unrecognized compensation cost related to 2016 ESPP was $1.3 million, which will be amortized over a weighted-average period of 0.4 years.

        Stock options and restricted stock units activity under the 2008 Plan and 2016 Plan was as follows:

  Stock Options

	Number of options outstanding	Weighted- average exercise price (per share)	Weighted- average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Outstanding options as of December 31, 2015	16,883,837	$5.31	8.30	$80,758
Granted	1,894,850	10.73
Exercised	(2,294,652)	3.97
Forfeited and cancelled	(1,834,759)	5.95

Outstanding options as of December 31, 2016	14,649,276	$6.14	7.52	$332,716

Options vested and exercisable as of December 31, 2016	7,075,211	$4.30	6.48	$173,678

        Aggregate intrinsic value represents the difference between the Company's estimated fair value of its common stock and the exercise price of outstanding "in-the-money" options. The aggregate intrinsic value of stock options exercised was $54.4 million, $10.1 million and $1.5 million, during the years ended December 31, 2016, 2015 and 2014, respectively.

        The total estimated grant date fair value of options vested was $15.3 million, $8.2 million and $3.9 million during the years ended December 31, 2016, 2015 and 2014, respectively. The weighted-average grant-date fair value of options granted was $5.52, $4.30 and $2.88 during the years ended December 31, 2016, 2015 and 2014, respectively.

        As of December 31, 2016, total unrecognized compensation cost related to nonvested stock options was $29.2 million, which will be amortized on a ratable basis over a weighted-average period of 2.4 years.

TWILIO INC.

Notes to Consolidated Financial Statements (Continued)

13. Stock-Based Compensation (Continued)

  Restricted Stock Units

	Number of options outstanding	Weighted- average grant date fair value (per share)	Aggregate intrinsic value (in thousands)
Nonvested RSUs as of December 31, 2015	71,000	$9.39	$716
Granted	2,162,890	32.10
Vested	(87,523)	19.09
Forfeited and cancelled	(112,150)	17.80

Nonvested RSUs as of December 31, 2016	2,034,217	$32.66	$58,687

        Prior to the completion of the Company's IPO, the Company granted RSUs ("Pre-IPO RSUs") under its 2008 Plan to its employees that vested upon the satisfaction of both a time-based service condition and a liquidity condition. The time-based service condition for the majority of these awards will be satisfied over a period of four years. The liquidity condition was satisfied upon occurrence of the Company's IPO in June 2016. RSUs granted on or after the completion of the Company's IPO ("Post-IPO RSUs") are granted under the 2016 Plan and are subject to a time-based vesting condition only. The compensation expense related to these grants is based on the grant date fair value of the RSUs and is recognized on a ratable basis over the applicable service period. The majority of Post-IPO RSUs are earned over a service period of two to four years.

        As of December 31, 2016, total unrecognized compensation cost related to nonvested RSUs was $60.5 million, which will be amortized over a weighted-average period of 3.3 years.

  Equity Awards Granted to Nonemployees

        In September 2016, the Company granted 30,255 restricted stock units to a nonemployee. The award is vested upon the satisfaction of a service condition over two years starting in August 2015 and the stock-based compensation expense recorded for this award during the year ended December 31, 2016, was $0.6 million. In December 2015, the Company granted 30,000 stock options to another nonemployee. These options vest upon the satisfaction of a service condition over a four year period. The stock-based compensation expense recorded for this award in the year ended December 31, 2016, was $0.3 million.

        As of December 31, 2016, total unrecognized compensation cost related to nonvested nonemployee awards was $0.8 million, which will be amortized over a weighted average period of 1.7 years.

        There were no nonemployee grants in the year ended December 31, 2014.

  Early Exercise of Nonvested Options

        Under the 2008 Plan, employees have an option to exercise their stock options prior to vesting. The Company has the right to repurchase, at the original issuance price, any unvested (but issued) common shares upon termination of service of an employee, either voluntarily or involuntarily. The consideration received for an early exercise of a stock option is considered to be a deposit of the exercise price and the related amount is recorded as a liability. The liability is reclassified into

TWILIO INC.

Notes to Consolidated Financial Statements (Continued)

13. Stock-Based Compensation (Continued)

stockholders' equity as the stock options vest. As of December 31, 2016 and 2015, the Company recorded a liability of $0.3 million and $0.2 million for 49,580 and 52,407 unvested shares, respectively, that were early exercised by employees and were subject to repurchase at the respective period end. These amounts are reflected in current and non-current liabilities on the Company's consolidated balance sheets.

  Valuation Assumptions

        The fair value of employee stock options was estimated on the date of grant using the following assumptions in the Black-Scholes option pricing model:

	Year Ended December 31,
	2016	2015	2014
Employee Stock Options
Fair value of common stock	$10.09 - $15.00	$7.07 - $10.09	$3.99 - $6.69
Expected term (in years)	6.08	6.08	5.27 - 6.57
Expected volatility	51.4% - 53.0%	47.8% - 54.9%	54.4%
Risk-free interest rate	1.3% - 1.5%	1.4% - 2.0%	1.7% - 2.0%
Dividend rate	0%	0%	0%
Employee Stock Purchase Plan
Expected term (in years)	0.90	—	—
Expected volatility	52%	—	—
Risk-free interest rate	0.6%	—	—
Dividend rate	0%	—	—

  Stock-Based Compensation Expense

        The Company recorded the total stock-based compensation expense as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Cost of revenue	$291	$65	$39
Research and development	12,946	4,046	1,577
Sales and marketing	4,972	2,389	1,335
General and administrative	6,016	2,377	1,027

Total	$24,225	$8,877	$3,978

TWILIO INC.

Notes to Consolidated Financial Statements (Continued)

14. Net Loss Per Share Attributable to Common Stockholders

        The following table sets forth the calculation of basic and diluted net loss per share attributable to common stockholders during the periods presented (in thousands, except per share data):

	Year Ended December 31,
	2016	2015	2014
Net loss attributable to common stockholders	$(41,324)	$(38,896)	$(26,758)

Weighted-average shares used to compute net loss per share attributable to common stockholders, basic and diluted	53,116,675	17,746,526	16,900,124

Net loss per share attributable to common stockholders, basic and diluted	$(0.78)	$(2.19)	$(1.58)

        The following outstanding shares of common stock equivalents were excluded from the computation of the diluted net loss per share attributable to common stockholders for the periods presented because their effect would have been anti-dilutive:

	Year Ended December 31,
	2016	2015		2014
Convertible preferred stock outstanding	—	54,508,441	(1)	42,482,490
Stock options issued and outstanding	14,649,276	16,883,837		13,141,311
Nonvested restricted stock units issued and outstanding	2,034,217	71,000		—
Common stock reserved for Twilio.org	680,397	888,022		—
Shares committed under 2016 ESPP	597,038	—		—
Unvested shares subject to repurchase	49,580	52,407		127,316

Total	18,010,508	72,403,707		55,751,117

(1)
Includes 687,885 shares as of December 31, 2015 of Series T convertible preferred stock related to the Authy acquisition held in escrow.

15. Income Taxes

        The following table presents domestic and foreign components of loss before income taxes for the periods presented (in thousands):

	Year Ended December 31,
	2016	2015	2014
United States	$(14,002)	$(23,962)	$(26,837)
International	(26,996)	(11,420)	92

Loss before provision for income taxes	$(40,998)	$(35,382)	$(26,745)

TWILIO INC.

Notes to Consolidated Financial Statements (Continued)

15. Income Taxes (Continued)

        Provision for income taxes consists of the following (in thousands):

	Year Ended December 31,
	2016	2015	2014
Current:
Federal	$—	$—	$—
State	83	45	—
Foreign	214	213	13

Total	297	258	13
Deferred:
Federal	2	(109)	—
State	—	—	—
Foreign	27	(27)	—

Total	29	(136)	—

Provision for income taxes	326	$122	$13

        As a result of the acquisition of Authy in February 2015, the Company recorded a tax benefit of $0.1 million in the year ended December 31, 2015. This tax benefit is a result of a partial release of the Company's existing valuation allowance immediately prior to the acquisition since the acquired deferred tax liabilities from Authy will provide a source of income for the Company to realize a portion of its deferred tax assets, for which a valuation allowance is no longer needed.

        The following table presents a reconciliation of the statutory federal tax rate and the Company's effective tax rate for the years ended December 31, 2016, 2015 and 2014:

	Year Ended December 31,
	2016	2015	2014
Tax benefit at federal statutory rate	34%	34%	34%
State tax, net of federal benefit	11	(3)	7
Stock-based compensation	23	(8)	(4)
Credits	2	4	2
Foreign rate differential	(23)	(11)	—
Reserve for uncertain tax positions	(12)	—	—
Change in valuation allowance	(34)	(14)	(39)
Other	(2)	(2)	—

Effective tax rate	(1)%	—%	—%

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax

TWILIO INC.

Notes to Consolidated Financial Statements (Continued)

15. Income Taxes (Continued)

purposes. The following table presents the significant components of the Company's deferred tax assets and liabilities (in thousands):

	As of December 31,
	2016	2015	2014
Deferred tax assets:
Net operating loss carryforwards	$31,090	$27,401	$24,402
Accrued and prepaid expenses	16,698	7,603	5,573
Stock-based compensation	5,368	1,433	423
Research and development credits	7,807	6,022	3,918
Charitable contributions	1,458	—	—

Gross deferred tax assets	62,421	42,459	34,316
Valuation allowance	(49,601)	(35,613)	(30,559)

Net deferred tax assets	12,820	6,846	3,757
Deferred tax liabilities:
Capitalized software	(7,086)	(4,084)	(2,019)
Prepaid expenses	(452)	(2,035)	(1,607)
Acquired intangibles	(152)	(460)	—
Property and equipment	(4,931)	(240)	(131)
Other	(201)	—	—

Net deferred tax asset (liability)	(2)	$27	$—

        In the fourth quarter 2016, the Company early adopted ASU 2016-09 "Compensation—Stock Compensation (Topic 718): Improvements to Employee Share -Based Payment Accounting." The primary tax impact of the adoption was the recognition of excess tax benefits in the provision for income taxes rather than additional paid-in capital. The new guidance eliminates the requirement to delay the recognition of excess tax benefits until it reduces current taxes payable. As a result, the Company reclassified $62,000 in excess tax benefits, offset by valuation allowance, from additional paid-in-capital to income tax expense. Additionally, the recognition of previously unrecognized excess tax benefits was adopted on a modified retrospective basis. The unrecognized excess tax benefits of $2.0 million as of January 1, 2016 had no impact on the Company's accumulated deficit balance as the Company carried a full valuation allowance on the related deferred tax assets. The new guidance also requires companies to record, subsequent to the adoption, excess tax benefits and tax deficiencies in the period they arise. There was no impact on the Company's tax provision due to the full valuation allowance. In addition, cash flows related to excess tax benefits will no longer be classified as a financing activity apart from other income tax cash flows. The Company adopted this change in presentation of excess tax benefits as an operating activity on the statements of cash flows on a prospective basis.

        As of December 31, 2016, the Company had approximately $104.0 million in federal net operating loss carryforwards and $6.4 million in federal tax credits. If not utilized, the federal net operating loss and tax credit carryforwards will expire at various dates beginning in 2029.

        As of December 31, 2016, the Company had approximately $88.7 million in state net operating loss carryforwards and $5.4 million in state tax credits. If not utilized, the state net operating loss

TWILIO INC.

Notes to Consolidated Financial Statements (Continued)

15. Income Taxes (Continued)

carryforwards will expire at various dates beginning in 2027. The California state tax credits can be carried forward indefinitely.

        A limitation may apply to the use of the net operating loss and credit carryforwards, under provisions of the Internal Revenue Code of 1986, as amended, and similar state tax provisions that are applicable if the Company experiences an "ownership change." An ownership change may occur, for example, as a result of issuance of new equity. Should these limitations apply, the carryforwards would be subject to an annual limitation, resulting in a potential reduction in the gross deferred tax assets before considering the valuation allowance.

        The Company's accounting for deferred taxes involves the evaluation of a number of factors concerning the realizability of its net deferred tax assets. The Company primarily considered such factors as its history of operating losses, the nature of the Company's deferred tax assets, and the timing, likelihood and amount, if any, of future taxable income during the periods in which those temporary differences and carryforwards become deductible. At present, the Company does not believe that it is more likely than not that the net deferred tax assets will be realized, accordingly, a full valuation allowance has been established. The valuation allowance increased by approximately $14.0 million and $5.1 million during the years ended December 31, 2016 and 2015, respectively.

        The Company attributes net revenue, costs and expenses to domestic and foreign components based on the terms of its agreements with its subsidiaries. The Company does not provide for federal income taxes on the undistributed earnings of its foreign subsidiaries, as such earnings are to be reinvested offshore indefinitely. As of December 31, 2016, the amount of cash associated with indefinitely reinvested foreign earnings was approximately $1.1 million.

        A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Unrecognized tax benefit, beginning of year	$1,679	$1,024	$592
Gross increases for tax positions of prior years	1,996	—	—
Gross increases for tax positions of current years	8,600	655	432

Unrecognized tax benefit, end of year	$12,275	$1,679	$1,024

        As of December 31, 2016, the Company had approximately $12.3 million of unrecognized tax benefits. If the $12.3 million is recognized, $0.1 million would affect the effective tax rate. The remaining amount would be offset by the reversal of related deferred tax assets which are subject to a full valuation allowance.

        The Company had not incurred any material tax interest or penalties with respect to income taxes in the years ended December 31, 2016, 2015 and 2014.

        The Company does not anticipate any significant changes within 12 months of December 31, 2016, in its uncertain tax positions that would be material to the consolidated financial statements taken as a whole because nearly all of the unrecognized tax benefit has been offset by a deferred tax asset, which has been reduced by a valuation allowance.

TWILIO INC.

Notes to Consolidated Financial Statements (Continued)

15. Income Taxes (Continued)

        The Company files U.S. federal income tax returns as well as income tax returns in many U.S. states and foreign jurisdictions. As of December 31, 2016, the tax years 2008 through the current period remain open to examination by the major jurisdictions in which the Company is subject to tax. Fiscal years outside the normal statute of limitation remain open to audit by tax authorities due to tax attributes generated in those early years, which have been carried forward and may be audited in subsequent years when utilized. The Company is not currently subject to U.S. federal, state and local, or non-U.S. income tax examinations by any tax authorities.

16. Employee Benefit Plan

        The Company sponsors a 401(k) defined contribution plan covering all employees. There were no employer contributions to the plan in the years ended December 31, 2015 and 2014. The employer contribution to the plan in the year ended December 31, 2016 was $1.1 million.

17. Transactions With Investors

        In 2015, two of the Company's vendors participated in the Company's Series E convertible preferred stock financing and owned approximately 2.0% and 1.0%, respectively, of the Company's capital stock, on as-if converted basis, as of December 31, 2016 and 2.5% and 1.2%, respectively, of the Company's outstanding capital stock as of December 31, 2015. During the years ended December 31, 2016, 2015 and 2014, the amounts of software services the Company purchased from the first vendor were $14.5 million, $11.1 million and $8.0 million, respectively. The amounts due to this vendor that were accrued as of December 31, 2016 and 2015 were insignificant. In October 2016, the Company entered into a three-year agreement with this vendor to purchase services for an aggregate purchase commitment amount of $57.7 million over the course of the three-year contractual period. The amount of services the Company purchased from the second vendor was $0.5 million for each of the years ended December 31, 2016, 2015 and 2014. The amounts due to this vendor that were accrued as of December 31, 2016 and 2015 were insignificant.

***********

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of such date, our disclosure controls and procedures were effective.

Management's Annual Report on Internal Control Over Financial Reporting

        This Annual Report on Form 10-K does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm as permitted in this transition period under the rules of the SEC for newly public companies.

Changes in Internal Control

        There were no changes in our internal control over financial reporting in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this Annual Report on Form 10-K that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B.    Other Information

        Not applicable.

Part III

Item 10.    Directors, Executive Officers and Corporate Governance

        The information required by this item is incorporated by reference to our Proxy Statement relating to our 2017 Annual Meeting of Shareholders. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2016.

Codes of Business Conduct and Ethics

        Our board of directors has adopted a Code of Business Conduct and Ethics that applies to all officers, directors and employees, which is available on our website at (investors.twilio.com) under "Governance Documents". We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding amendments to, or waiver from, a provision of our Code of Business Conduct and Ethics and by posting such information on the website address and location specified above.

Item 11.    Executive Compensation

        The information required by this item is incorporated by reference to our Proxy Statement relating to our 2017 Annual Meeting of Shareholders. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2016.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information required by this item is incorporated by reference to our Proxy Statement relating to our 2017 Annual Meeting of Shareholders. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2016.

Item 13.    Certain Relationships and Related Transactions and Director Independence

        The information required by this item is incorporated by reference to our Proxy Statement relating to our 2017 Annual Meeting of Shareholders. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2016.

Item 14.    Principal Accountant Fees and Services

        The information required by this item is incorporated by reference to our Proxy Statement relating to our 2017 Annual Meeting of Shareholders. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2016.

Part IV

Item 15.    Exhibits and Financial Statement Schedules

(a)
The following documents are filed as part of this report:

1.
Financial Statements

            See Index to Financial Statements at Item 8 herein.

  2.
  Financial Statement Schedules

            Schedules not listed above have been omitted because they are not required, not applicable, or the required information is otherwise included.

  3.
  Exhibits

            See the Exhibit Index immediately following the signature page of this Annual Report on Form 10-K.

Item 16.    Form 10-K Summary

        None.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Twilio Inc.

Date: February 21, 2017	/s/ JEFFREY LAWSON Jeffrey Lawson Director and Chief Executive Officer (Principal Executive Officer)
Date: February 21, 2017	/s/ LEE KIRKPATRICK Lee Kirkpatrick Chief Financial Officer (Principal Accounting and Financial Officer)
Date: February 21, 2017	/s/ RICHARD DALZELL Richard Dalzell Director
Date: February 21, 2017	/s/ BYRON DEETER Byron Deeter Director
Date: February 21, 2017	/s/ ELENA DONIO Elena Donio Director
Date: February 21, 2017	/s/ JAMES MCGEEVER James McGeever Director
Date: February 21, 2017	/s/ SCOTT RANEY Scott Raney Director
Date: February 21, 2017	/s/ ERIKA ROTTENBERG Erika Rottenberg Director

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number
	Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of Twilio Inc.	S-1A	333-211634	3.1	June 13, 2016
3.2	Amended and Restated Bylaws of Twilio Inc.	S-1A	333-211634	3.3	June 13, 2016
4.1	Form of Class A common stock certificate of Twilio Inc.	S-1	333-211634	4.1	May 26, 2016
4.2	Amended and Restated Investors' Rights Agreement, dated April 24, 2015, between Twilio Inc. and certain of its stockholders	S-1	333-211634	4.2	May 26, 2016
10.1	Form of Indemnification Agreement	S-1A	333-211634	10.1	June 13, 2016
10.2	Twilio Inc. 2008 Stock Option Plan, as amended and restated, and forms of Stock Options Agreement and form of Stock Option Grant Notice	S-1	333-211634	10.2	May 26, 2016
10.3	Twilio Inc 2016 Stock Option and Incentive Plan, and forms of Agreements thereunder	S-1	333-211634	10.3	May 26, 2016
10.4	Amended and Restated Loan and Security Agreement, dated March 19, 2015, between Twilio Inc. and Silicon Valley Bank	S-1	333-211634	10.4	May 26, 2016
10.5	Office Lease, dated July 13, 2012, as amended April 16, 2014, between Twilio and HV-645 Harrison, Inc.	S-1	333-211634	10.5	May 26, 2016
10.6	Office Lease, dated January 8, 2016, as amended January 8, 2016, between Twilio Inc. and Bay Area Headquarters Authority	S-1	333-211634	10.6	May 26, 2016
10.7	Executive Severance Plan	S-1	333-211634	10.7	May 26, 2016
10.8	Twilio Inc. 2016 Employee Stock Purchase Plan	S-1	333-211634	10.8	May 26, 2016
10.9	Lease Termination Agreement, dated October 21, 2016, between Twilio Inc and HV-645 Harrison, Inc.				Filed herewith
21.1	List of subsidiaries of the Registrant				Filed herewith
23.1	Consent of KPMG, LLP, independent registered public accounting firm				Filed herewith

Incorporated by Reference
Exhibit Number
		Description	Form	File No.	Exhibit	Filing Date
31.1		Certification of the Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				Filed herewith
31.2		Certification of the Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				Filed herewith
32.1	*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				Furnished herewith
101.INS		XBRL Instance Document.				Filed herewith
101.SCH		XBRL Taxonomy Extension Schema Document.				Filed herewith
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document.				Filed herewith
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document.				Filed herewith
101.LAB		XBRL Taxonomy Extension Label Linkbase Document.				Filed herewith
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document.				Filed herewith

*
The certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Annual Report on Form 10-K and will not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference