Form 10-Q
period 2017-03-31
TWILIO INC
filed 2017-05-10
CIK 1447669

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)	Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

As of April 30, 2017, 61,729,168 shares of the registrant’s Class A common stock and 28,752,691 shares of registrant’s Class B common stock were outstanding.

TWILIO INC.

Quarterly Report on Form 10-Q

For the Three Months Ended March 31, 2017

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

•                  the impact and expected results from changes in our relationship with our largest customer;

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

•                  our ability to form and expand partnerships with independent software vendors and system integrators;

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

TWILIO INC.

Condensed Consolidated Balance Sheets

(In thousands)

(Unaudited)

	As of March 31, 2017	As of December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$118,440	$305,665
Short-term marketable securities	170,086	—
Accounts receivable, net	29,959	26,203
Prepaid expenses and other current assets	23,229	21,512
Total current assets	341,714	353,380
Restricted cash	7,447	7,445
Property and equipment, net	40,931	37,552
Intangible assets, net	22,756	10,268
Goodwill	16,183	3,565
Other long-term assets	735	484
Total assets	$429,766	$412,694
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,233	$4,174
Accrued expenses and other current liabilities	62,259	59,308
Deferred revenue	11,108	10,222
Total current liabilities	79,600	73,704
Other long-term liabilities	12,306	9,543
Total liabilities	91,906	83,247
Commitments and contingencies (Note 11)
Stockholders’ equity:
Class A and Class B common stock	90	87
Additional paid-in capital	538,917	516,090
Accumulated deficit	(200,957)	(186,730)
Accumulated other comprehensive loss	(190)	—
Total stockholders’ equity	337,860	329,447
Total liabilities and stockholders’ equity	$429,766	$412,694

See accompanying notes to condensed consolidated financial statements.

TWILIO INC.

Condensed Consolidated Statements of Operations

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2017	2016
Revenue	$87,372	$59,340
Cost of revenue	37,286	26,827
Gross profit	50,086	32,513
Operating expenses:
Research and development	26,522	14,864
Sales and marketing	21,116	13,422
General and administrative	17,203	10,593
Total operating expenses	64,841	38,879
Loss from operations	(14,755)	(6,366)
Other income (expenses), net	498	(18)
Loss before (provision) benefit for income taxes	(14,257)	(6,384)
(Provision) benefit for income taxes	30	(84)
Net loss attributable to common stockholders	$(14,227)	$(6,468)
Net loss per share attributable to common stockholders, basic and diluted	$(0.16)	$(0.37)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	88,612,804	17,483,198

See accompanying notes to condensed consolidated financial statements.

TWILIO INC.

Condensed Consolidated Statements of Comprehensive Loss

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2017	2016
Net loss	$(14,227)	$(6,468)
Other comprehensive loss:
Foreign currency translation	(102)	—
Change in unrealized net loss on marketable securities	(88)	—
Total other comprehensive loss	(190)	—
Comprehensive loss attributable to common stockholders	$(14,417)	$(6,468)

See accompanying notes to condensed consolidated financial statements.

TWILIO INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(14,227)	$(6,468)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	3,955	1,580
Amortization of bond premium	63	—
Stock-based compensation	9,385	3,025
Provision for doubtful accounts	72	303
Gain on lease termination	(295)	—
Write-off of internally developed software	26	85
Changes in operating assets and liabilities:
Accounts receivable	(1,950)	(2,406)
Prepaid expenses and other current assets	(972)	(2,048)
Other long-term assets	(178)	15
Accounts payable	149	7,349
Accrued expenses and other current liabilities	5,221	3,893
Deferred revenue	885	745
Other long-term liabilities	306	(51)
Net cash provided by operating activities	2,440	6,022
CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in restricted cash	—	(7,439)
Purchases of marketable securities	(170,769)	—
Capitalized software development costs	(3,649)	(2,493)
Purchases of property and equipment	(4,971)	(782)
Purchases of intangible assets	(8)	(144)
Acquisition, net of cash acquired	(22,621)	—
Net cash used in investing activities	(202,018)	(10,858)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of costs related to public offerings	(238)	(1,434)
Proceeds from exercises of stock options	12,735	755
Value of equity awards withheld for tax liabilities	(155)	—
Net cash provided by (used in) financing activities	12,342	(679)
Effect of exchange rate changes on cash and cash equivalents	11	—
NET DECREASE IN CASH AND CASH EQUIVALENTS	(187,225)	(5,515)
CASH AND CASH EQUIVALENTS—Beginning of period	305,665	108,835
CASH AND CASH EQUIVALENTS—End of period	$118,440	$103,320
Cash paid for income taxes	$42	$31
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Purchases of property, equipment and intangible assets, accrued but not paid	$1,184	$878
Stock-based compensation capitalized in software development costs	$709	$316
Vesting of early exercised options	$155	$112
Costs related to the public offerings, accrued but not paid	$192	$716

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

The Company’s headquarters are located in San Francisco, California and the Company has subsidiaries in the United Kingdom, Estonia, Ireland, Colombia, Germany, Hong Kong, Singapore, Bermuda, Spain, Sweden and Australia.

2. Summary of Significant Accounting Policies

(a)                                 Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K filed with the SEC on February 21, 2017 (“Annual Report”).

The condensed consolidated balance sheet as of December 31, 2016, included herein, was derived from the audited financial statements as of that date, but may not include all disclosures including certain notes required by U.S. GAAP on an annual reporting basis.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, comprehensive loss and cash flows for the interim periods, but are not necessarily indicative of the results of operations to be anticipated for the full year 2017 or any future period.

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

(d)          Concentration of Credit Risk

Financial instruments that potentially expose the Company to a concentration of credit risk consist primarily of cash, cash equivalents, marketable securities, restricted cash and accounts receivable. The Company maintains cash, cash equivalents, restricted cash and marketable securities with financial institutions that management believes are financially sound and have minimal credit risk exposure.

The Company sells its services to a wide variety of customers. If the financial condition or results of operations of any one of the large customers deteriorate substantially, operating results could be adversely affected. To reduce credit risk, management performs ongoing credit evaluations of the financial condition of significant customers. The Company does not require collateral from its credit customers and maintains reserves for estimated credit losses on customer accounts when considered necessary. Actual credit losses may differ from the Company’s estimates. As of March 31, 2017, one customer organization represented approximately 14% of the Company’s gross accounts receivable. As of December 31, 2016, one customer organization represented approximately 16% of the Company’s gross accounts receivable.

In the three months ended March 31, 2017, one customer organization represented 12% of the Company’s total revenue and in the three months ended March 31, 2016 two customer organizations represented 15% and 11% of the Company’s total revenue.

(e)           Significant Accounting Policies

There have been no changes to our significant accounting policies described in our Annual Report.

(f)                                    Recently Issued Accounting Guidance, Not yet Adopted

In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Updates (“ASU”) 2017-04, “Simplifying the Test for Goodwill Impairment”, which removes the second step of the goodwill impairment test that requires a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. This guidance is effective for interim and annual reporting periods beginning after December 15, 2019 and will be applied prospectively. Management does not expect the adoption of this guidance to have any impact on the Company’s financial position, results of operations or cash flows.

In January 2017, the FASB issued ASU 2017-01, “Business Combinations (Topic 805) Clarifying the Definition of a Business”, which amends the guidance of FASB Accounting Standards Codification Topic 805, “Business Combinations”, adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. This guidance is effective for annual and interim periods beginning after December 15, 2017, and early adoption is permitted under certain circumstances. The Company will evaluate the impact of this guidance on its financial statements and related disclosures next time there is a potential business combination.

In November 2016, the FASB issued ASU 2016-18, “Restricted Cash”, which requires a statement of cash flows to explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash and restricted cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This guidance is effective for annual and interim periods beginning after December 15, 2017, and early adoption is permitted. The Company is evaluating the impact of this guidance on its consolidated financial statements and related disclosures.

In October 2016, the FASB issued ASU 2016-16, “Intra-Entity Transfers Other Than Inventory”, which requires entities to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. This guidance is effective for annual and interim periods beginning after December 15, 2017, and early adoption is permitted. The Company is evaluating the impact of this guidance on its consolidated financial statements and related disclosures.

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

In February 2016, the FASB issued ASU No. 2016-02, “Leases”. The standard will affect all entities that lease assets and will require lessees to recognize a lease liability and a right-of-use asset for all leases (except for short-term leases that have a duration of less than one year) as of the date on which the lessor makes the underlying asset available to the lessee. For lessors, accounting for leases is substantially the same as in prior periods. For public companies, the new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. For leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, lessees and lessors must apply a modified retrospective transition approach. While the Company expects the adoption of this standard to result in an increase to the reported assets and liabilities, the Company has not yet determined the full impact that the adoption of this standard will have on its condensed consolidated financial statements and related disclosures.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers”. This new guidance will replace most existing U.S. GAAP guidance on this topic. The new revenue recognition standard provides a unified model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued ASU 2015-14 which deferred, by one year, the effective date for the new revenue reporting standard for entities reporting under U.S. GAAP. In accordance with the deferral, this guidance will be effective for the Company beginning January 1, 2018 and can be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. Early adoption is permitted beginning January 1, 2017. In March 2016, the FASB issued ASU 2016-08, “Revenue from Contracts with Customers, Principal versus Agent Considerations (Reporting Revenue Gross versus Net)” clarifying the implementation guidance on principal versus agent considerations. Specifically, an entity is required to determine whether the nature of a promise is to provide the specified good or service itself (that is, the entity is a principal) or to arrange for the good or service to be provided to the customer by the other party (that is, the entity is an agent). The determination influences the timing and amount of revenue recognition. In April 2016, the FASB issued ASU 2016-10, “Revenue from Contracts with Customers, Identifying Performance Obligations and Licensing,” clarifying the implementation guidance on identifying performance obligations and licensing. Specifically, the amendments reduce the cost and complexity of identifying promised goods or services and improve the guidance for determining whether promises are separately identifiable. The amendments also provide implementation guidance on determining whether an entity’s promise to grant a license provides a customer with either a right to use the entity’s intellectual property (which is satisfied at a point in time) or a right to access the entity’s intellectual property (which is satisfied over time). In May 2016, the FASB issued ASU 2016-12 “Revenue from Contracts with Customers (Topic 606), Narrow-Scope Improvements and Practical Expedients,” which amends the guidance on transition, collectability, noncash consideration and the presentation of sales and other similar taxes. ASU 2016-12 clarifies that, for a contract to be considered completed at transition, all (or substantially all) of the revenue must have been recognized under legacy GAAP. In addition, ASU 2016-12 clarifies how an entity should evaluate the collectability threshold and when an entity can recognize nonrefundable consideration received as revenue if an arrangement does not meet the standard’s contract criteria. The effective date and transition requirements for ASU 2016-08, ASU 2016-10 and ASU 2016-12 are the same as the effective date and transition requirements for ASU 2014-09. The Company performed its preliminary evaluation and selected a modified retrospective transition method with cumulative effect adjustment as of the standard’s effective date.

3. Fair Value Measurements

The Company records certain of its financial assets at fair value on a recurring basis. The Company’s financial instruments, which include cash, cash equivalents, money market funds, accounts receivable and accounts payable are recorded at their carrying amounts, which approximate their fair values due to their short-term nature. Restricted cash is short-term and long-term in nature. Restricted cash consists of cash in a savings account, hence its carrying amount approximates its fair value. Marketable securities consist of U.S. treasury securities and high credit quality corporate debt securities not otherwise classified as cash equivalents. All marketable securities are considered to be available-for-sale and are recorded at their estimated fair values. Unrealized gains and losses for available-for-sale securities are recorded in other comprehensive income (loss).

Impairments are considered to be other than temporary if they are related to deterioration in credit risk or if it is likely that the security will be sold before the recovery of its cost basis. Realized gains and losses and declines in value deemed to be other than temporary are determined based on the specific identification method and are reported in other income (expense), net.

The following tables summarize the Company’s financial assets as of March 31, 2017 and December 31, 2016 by type (in thousands):

	Amortized Cost or Carrying	Net Unrealized	Fair Value Hierarchy as of March 31, 2017			Aggregate Fair
	Value	Losses	Level 1	Level 2	Level 3	Value
Financial Assets:
Cash and cash equivalents:
Money market funds	$95,925	$—	$95,925	$—	$—	$95,925
Corporate debt securities	5,999	—	5,999	—	—	5,999
Total included in cash and cash equivalents	101,924	—	101,924	—	—	101,924
Marketable securities:
U.S. treasury securities	59,928	(51)	59,877	—	—	59,877
Corporate debt securities	110,246	(37)	—	110,209	—	110,209
Total marketable securities	170,174	(88)	59,877	110,209	—	170,086
Total financial assets	$272,098	$(88)	$161,801	$110,209	$—	$272,010

There were no marketable securities as of December 31, 2016.

	Carrying	Fair Value Hierarchy as of December 31, 2016			Aggregate Fair
	Value	Level 1	Level 2	Level 3	Value Total
Financial Assets:
Money market funds (included in cash and cash equivalents)	$274,135	$274,135	$—	$—	$274,135
Total financial assets	$274,135	$274,135	$—	$—	$274,135

The Company classifies its marketable securities as current assets as they are available for current operating needs. The following table summarizes the contractual maturities of marketable securities as of March 31, 2017 (in thousands):

	Amortized	Aggregate Fair
	Cost	Value
Financial Assets:
Less than one year	$94,844	$94,805
One to two years	75,330	75,281
Total	$170,174	$170,086

For fixed income securities that had unrealized losses as of March 31, 2017, the Company has determined that no other-than-temporary impairment existed. As of March 31, 2017, all securities in an unrealized loss position have been in an unrealized loss position for less than one year.  During the three months ended March 31, 2017, there were no sales of marketable securities. Interest earned on marketable securities in the three months ended March 31, 2017 was $0.5 million and is recorded as other income (expense), net, in the accompanying condensed consolidated statement of operations.

4. Property and Equipment

Property and equipment consisted of the following (in thousands):

	As of March 31, 2017	As of December 31, 2016

Capitalized software development costs	$32,984	$28,661
Leasehold improvements	13,931	14,063
Office equipment	7,128	5,729
Furniture and fixtures	1,730	1,576
Software	1,381	968
Total property and equipment	57,154	50,997
Less: accumulated depreciation and amortization	(16,223)	(13,445)
Total property and equipment, net	$40,931	$37,552

Depreciation and amortization expense was $2.8 million and $1.4 million for the three months ended March 31, 2017 and 2016, respectively.

The Company capitalized $4.3 million and $2.9 million of software development costs in the three months ended March 31, 2017 and 2016, respectively, of which $0.7 million and $0.3 million, respectively, was stock-based compensation expense.  Amortization of capitalized software development costs was $1.8 million and $1.1 million in the three months ended March 31, 2017 and 2016, respectively.

5. Recent Acquisition

On February 6, 2017, the Company completed its acquisition of a Swedish mobile operator specializing in messaging and SMS solutions, for a total purchase price of $23.0 million, paid in cash, of which $5.0 million was held in escrow.  The escrow will continue for 18 months after the transaction closing date and may be extended under certain circumstances.

Additionally, the Company deposited $2.0 million into a separate escrow account that will be released to certain employees on the first and second anniversaries of the closing date, provided the underlying service conditions are met. This amount is recorded as prepaid compensation in the accompanying condensed consolidated balance sheet and is amortized into expense as the services are rendered.

The acquisition was accounted for as a business combination and, accordingly, the total purchase price was allocated to the preliminary net tangible and intangible assets and liabilities based on their preliminary fair values on the acquisition date. The prepaid compensation subject to service conditions is accounted for as a post-acquisition compensation expense and recorded as research and development expense in the accompanying condensed consolidated statement of operations. We expect to continue to obtain information to assist us in determining the fair values of the net assets acquired on the acquisition date during the measurement period.

The acquired entity’s results of operations have been included in the condensed consolidated financial statements of the Company from the date of acquisition.

The following table presents the preliminary purchase price allocation recorded in the Company’s condensed consolidated balance sheet on the acquisition date (in thousands):

Total
Net tangible liabilities	$(3,326)
Goodwill(1)	12,688
Intangible assets(2)	13,600
Total purchase price	$22,962

The Company acquired a net deferred tax liability of $2.6 million in this business combination.

(1)                                     Goodwill represents the excess of purchase price over the fair value of identifiable tangible and intangible assets acquired and liabilities assumed. The goodwill in this transaction is primarily attributable to the future cash flows to be realized from the acquired technology platform, existing customer and supplier relationships as well as operational synergies.

(2)                                     Identifiable finite-lived intangible assets were comprised of the following:

	Total	Estimated life (in years)
Developed technology	$4,900	4
Customer relationships	6,100	7-8
Supplier relationships	2,600	5
Total intangible assets acquired	$13,600

The estimated fair value of the intangible assets acquired was determined by the Company, and the Company considered or relied in part upon a valuation report of a third-party expert. The Company used income approaches to estimate the fair values of the identifiable intangible assets.  Specifically, the developed technology asset class was valued using the-relief-from royalty method, while the customer relationships asset class was valued using a multi-period excess earnings method and the supplier relationships asset class was valued using an incremental cash flow method.

The Company incurred costs related to this acquisition of $0.6 million, of which $0.2 million and $0.4 million were incurred during the fiscal years 2017 and 2016, respectively. All acquisition related costs were expensed as incurred and have been recorded in general and administrative expenses in the accompanying condensed consolidated statements of operations.

Pro forma results of operations for this acquisition have not been presented as the financial impact to the Company’s condensed consolidated financial statements would be immaterial.

6. Intangible Assets

Goodwill

Goodwill balance as of March 31, 2017 and December 31, 2016 was as follows:

Balance as of December 31, 2016	$3,565
Goodwill recorded in connection with the acquisition	12,688
Effect of exchange rate changes	(70)
Balance as of March 31, 2017	$16,183

Intangible assets

Intangible assets consisted of the following (in thousands):

	As of March 31, 2017
	Gross	Accumulated Amortization	Net
Amortizable intangible assets:
Developed technology*	$14,273	$(2,102)	$12,171
Customer relationships*	6,464	(283)	6,181
Supplier relationships*	2,585	(75)	2,510
Trade name	60	(60)	—
Patent	1,664	(65)	1,599
Total amortizable intangible assets	25,046	(2,585)	22,461
Non-amortizable intangible assets:
Domain names	32	—	32
Trademarks	263	—	263
Total	$25,341	$(2,585)	$22,756

*The balances include the effect of the exchange rate changes.

	As of December 31, 2016
	Gross	Accumulated Amortization	Net
Amortizable intangible assets:
Developed technology	$9,400	$(1,140)	$8,260
Customer relationships	400	(148)	252
Trade name	60	(56)	4
Patent	1,512	(55)	1,457
Total amortizable intangible assets	11,372	(1,399)	9,973
Non-amortizable intangible assets:
Domain names	32	—	32
Trademarks	263	—	263
Total	$11,667	$(1,399)	$10,268

Amortization expense was $1.2 million and $0.1 million for the three months ended March 31, 2017 and 2016, respectively.

Total estimated future amortization expense was as follows (in thousands):

As of March 31, 2017
2017 (remaining 9 months)	$4,291
2018	5,450
2019	5,049
2020	2,618
2021	1,509
Thereafter	3,544
Total	$22,461

7. Accrued Expenses and Other Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	As of March 31,	As of December 31,
	2017	2016
Accrued payroll and related	$10,571	$7,497
Accrued bonus and commission	1,622	2,251
Accrued cost of revenue	9,902	8,741
Sales and other taxes payable	28,988	28,795
Deferred rent	542	1,250
Accrued other expense	10,634	10,774
Total accrued expenses and other current liabilities	$62,259	$59,308

Other long-term liabilities consisted of the following (in thousands):

	As of March 31,	As of December 31,
	2017	2016
Deferred rent	$9,625	$9,387
Deferred tax liability	2,537	—
Accrued other expense	144	156
Total other long-term liabilities	$12,306	$9,543

8. Supplemental Balance Sheet Information

A roll-forward of the Company’s reserves is as follows (in thousands):

(a) Allowance for doubtful accounts (in thousands):

	Three Months Ended March 31,
	2017	2016
Balance, beginning of period	$1,076	$486
Additions	72	303
Write-offs	(378)	(138)
Balance, end of period	$770	$651

(b)  Sales credit reserve (in thousands):

	Three Months Ended March 31,
	2017	2016
Balance, beginning of period	$544	$714
Additions	551	486
Deductions against reserve	(277)	(551)
Balance, end of period	$818	$649

9. Revenue by Geographic Area

Revenue by geographic area is based on the IP address at the time of registration. The following table sets forth revenue by geographic area (dollars in thousands):

	Three Months Ended March 31,
	2017	2016
Revenue by geographic area:
United States	$70,098	$50,508
International	17,274	8,832
Total	$87,372	$59,340

Percentage of revenue by geographic area:
United States	80%	85%
International	20%	15%

10. Credit Facility

Effective January 2015, the Company entered into a $15.0 million revolving credit agreement. The credit facility expired in March 2017 and was not renewed. The Company had no outstanding balance on this credit facility in either period presented.

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

Rent expense was $1.9 million and $1.1 million for the three months ended March 31, 2017 and 2016, respectively.

Future minimum lease payments under non-cancelable operating leases were as follows (in thousands):

Year Ending December 31:	As of March 31, 2017
2017 (remaining nine months)	$5,888
2018	7,146
2019	7,319
2020	7,059
2021	7,033
Thereafter	16,052
Total minimum lease payments	$50,497

(b)                                 Legal Matters

On April 30, 2015, Telesign Corporation, or Telesign, filed a lawsuit against the Company in the United States District Court, Central District of California (“Telesign I”). Telesign alleges that the Company is infringing three U.S. patents that it holds: U.S. Patent No. 8,462,920 (“‘920”), U.S. Patent No. 8,687,038 (“‘038”) and U.S. Patent No. 7,945,034 (“‘034”). The patent infringement allegations in the lawsuit relate to the Company’s Programmable Authentication products, its two-factor authentication use case and an API tool to find information about a phone number. The Company has petitioned the U.S. Patent and Trademark Office (“U.S. PTO”) for inter partes review of the patents at issue. On March 9, 2016, the District Court stayed the court case pending the resolution of those proceedings. On June 28, 2016, the U.S. PTO instituted the inter partes review of the ‘034 patent, briefing on which has now begun, including Telesign’s contingent motion to amend the ‘034 patent. On July 8, 2016, the U.S. PTO denied the Company’s petition for inter partes review of the ‘920 and ‘038 patents. The Company subsequently petitioned for rehearing on this decision, and the request for rehearing was fully briefed by both parties on October 11, 2016. On July 20, 2016, Telesign applied to the court to lift the stay on Telesign I. The Company opposed the request, and on September 15, 2016, the court denied the request to lift the stay on Telesign I. On November 15, 2016, the U.S. PTO denied the Company’s request for rehearing on the denied petitions for inter partes review. On December 20, 2016, the Company filed a reply to Telesign’s opposition to the ‘034 inter partes review and simultaneously filed an opposition to Telesign’s motion to amend the ‘034 patent. On January 23, 2017 Telesign filed its reply to the Company’s opposition to the motion to amend. On March 27, 2017, the U.S. PTO held its hearing on the ‘034 patent inter partes review. A ruling is expected in June 2017.

On March 28, 2016, Telesign filed a second lawsuit against the Company in the United States District Court, Central District of California (“Telesign II”), alleging infringement of U.S. Patent No. 9,300,792 (“‘792”) held by Telesign. The ‘792 patent is in the same patent family as the ‘920 and ‘038 patents asserted in Telesign I, and the infringement allegations in Telesign II relate to the Company’s Programmable Authentication products and its two-factor authentication use case. On May 23, 2016, the Company moved to dismiss the complaint in Telesign II. On August 3, 2016, the United States District Court, Central District of California, issued an order granting Twilio’s motion to dismiss Telesign’s complaint with leave to amend. Telesign filed an amended complaint on September 2, 2016 and the Company moved to dismiss the amended complaint on September 16, 2016. On November 7, 2016, the Company’s motion to dismiss was denied, and the Company filed its answer to the first amended complaint on November 21, 2016. On February 27, 2017, Twilio’s petition for review of the Covered Business Method of the ‘792 patent was denied.  On March 8, 2017 the U.S. PTO issued an order instituting the inter partes review for the ‘792 patent.  On March 15, 2017, Twilio filed a motion to consolidate and stay related cases pending the conclusion of the now instituted ‘792 patent inter partes review. The hearing on this motion is scheduled for May 22, 2017. With respect to each of the patents asserted in Telesign I and Telesign II, the complaints seek, among other things, to enjoin the Company from allegedly infringing the patents, along with damages for lost profits.

On December 1, 2016, the Company filed a patent infringement lawsuit against Telesign in the United States District Court, Northern District of California, alleging indirect infringement of United States Patent No. 8,306,021, United States Patent No. 8,837,465, United States Patent No. 8,755,376, United States Patent No. 8,736,051, United States Patent No. 8,737,962, United

States Patent No. 9,270,833, and United States Patent No. 9,226,217. Telesign filed a motion to dismiss the complaint on January 25, 2017.  In two orders, issued on March 31, 2017 and April 17, 2017, the Court granted Telesign’s motion to dismiss with respect to the ‘962, ‘833, ‘051 and ‘217 patents, but denied Telesign’s motion to dismiss as to the ‘021, ‘465 and ‘376 patents.

On February 18, 2016, a putative class action complaint was filed in the Alameda County Superior Court in California, entitled Angela Flowers v. Twilio Inc. The complaint alleges that the Company’s products permit the interception, recording and disclosure of communications at a customer’s request and are in violation of the California Invasion of Privacy Act. The complaint seeks injunctive relief as well as monetary damages. On May 27, 2016, the Company filed a demurrer to the complaint. On August 2, 2016, the court issued an order denying the demurrer in part and granted it in part, with leave to amend by August 18, 2016 to address any claims under California’s Unfair Competition Law. The plaintiff opted not to amend the complaint. Discovery has already begun, and will continue until August 2017, when the plaintiff must file its motion for class certification.

The Company intends to vigorously defend these lawsuits and believes it has meritorious defenses to each matter in which it is a defendant. It is too early in these matters to reasonably predict the probability of the outcomes or to estimate ranges of possible losses.

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

As of March 31, 2017 and December 31, 2016, no amounts had been accrued.

(d)                                 Other taxes

The Company conducts operations in many tax jurisdictions throughout the United States. In many of these jurisdictions, non-income-based taxes, such as sales and use and telecommunications taxes are assessed on the Company’s operations. Historically, the Company has not billed or collected these taxes and, in accordance with U.S. GAAP, has recorded a provision for its tax exposure in these jurisdictions when it is both probable that a liability has been incurred and the amount of the exposure can be reasonably estimated. As a result, the Company recorded a liability of $29.0 million and $28.8 million as of March 31, 2017 and December 31, 2016, respectively. These estimates include several key assumptions including, but not limited to, the taxability of the Company’s services, the jurisdictions in which its management believes it has nexus, and the sourcing of revenues to those jurisdictions. In the event these jurisdictions challenge management’s assumptions and analysis, the actual exposure could differ materially from the current estimates.

12. Stockholders’ Equity

(a)                                 Preferred Stock

As of March 31, 2017, the Company had authorized 100,000,000 shares of preferred stock, par value $0.001, of which no shares were issued and outstanding.

(b)                                 Common Stock

As of March 31, 2017 and December 31, 2016, the Company had authorized 1,000,000,000 shares of Class A common stock and 100,000,000 shares of Class B common stock, each par value $0.001 per share.  As of March 31, 2017, 61,549,597 shares and 28,658,032 shares of Class A and Class B common stock, respectively, were issued and outstanding. As of December 31, 2016, 49,996,410 shares and 37,252,138 shares of Class A and Class B common stock, respectively, were issued and outstanding.

The Company had reserved shares of common stock for issuance as follows:

	As of March 31,	As of December 31,
	2017	2016
Stock options issued and outstanding	13,545,334	14,649,276
Nonvested restricted stock units issued and outstanding	2,692,636	2,034,217
Common stock reserved for Twilio.org	680,397	680,397
Stock-based awards available for grant under 2016 Plan	13,238,750	10,143,743
Common stock reserved for issuance under 2016 ESPP	594,218	597,038
Total	30,751,335	28,104,671

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

2016 Stock Option Plan

The Company’s 2016 Stock Option and Incentive Plan (the “2016 Plan”) became effective on June 21, 2016. The 2016 Plan provides for the grant of ISOs, NSOs, restricted stock, RSUs, stock appreciation rights, unrestricted stock awards, performance share awards, dividend equivalent rights and cash-based awards to employees, directors and consultants of the Company. A total of 11,500,000 shares of the Company’s Class A common stock were initially reserved for issuance under the 2016 Plan. These available shares automatically increase each January 1, beginning on January 1, 2017, by 5% of the number of shares of the Company’s Class A and Class B common stock outstanding on the immediately preceding December 31, or such lesser number of shares as determined by the Company’s compensation committee. On January 1, 2017, the shares available for grant under the 2016 Plan were automatically increased by 4,362,427 shares.

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

2016 Employee Stock Purchase Plan

The Company’s Employee Stock Purchase Plan (“2016 ESPP”) became effective on June 21, 2016. A total of 2,400,000 shares of the Company’s Class A common stock were initially reserved for issuance under the 2016 ESPP. These available shares automatically increase each January 1, beginning on January 1, 2017, by the lesser of 1,800,000 shares of the common stock, 1% of the number of shares of the Company’s Class A and Class B common stock outstanding on the immediately preceding December 31 or such lesser number of shares as determined by the Company’s compensation committee. On January 1, 2017, the shares available for grant under the 2016 Plan were automatically increased by 872,485 shares.

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

As of March 31, 2017, no shares of Class A common stock were purchased under the 2016 ESPP and 594,218 shares are expected to be purchased at the end of the initial offering period. As of March 31, 2017, total unrecognized compensation cost related to the 2016 ESPP was $0.4 million, which will be amortized over a weighted-average period of 0.1 years.

Stock option activity under the 2008 Plan and the 2016 Plan during the three months ended March 31, 2017 was as follows:

Stock Options

	Number of options outstanding	Weighted- average exercise price (per share)	Weighted- average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Outstanding options as of December 31, 2016	14,649,276	$6.14	7.52	$332,716
Granted	1,293,335	31.79
Exercised	(2,860,321)	4.49
Forfeited and cancelled	(91,956)	8.29
Outstanding options as of March 31, 2017	12,990,334	$9.04	7.65	$261,375
Options vested and exercisable as of March 31, 2017	5,189,267	$4.69	6.48	$125,491

Aggregate intrinsic value represents the difference between the fair value of the Company’s common stock and the exercise price of outstanding “in-the-money” options. Prior to the IPO, the fair value of the Company’s common stock was estimated by the Company’s board of directors. After the IPO, the fair value of the Company’s common stock is the Company’s Class A common stock price as reported on the New York Stock Exchange. The aggregate intrinsic value of stock options exercised was $78.2 million and $3.0 million for the three months ended March 31, 2017 and 2016, respectively.

The total estimated grant date fair value of options vested was $4.1 million and $3.0 million for the three months ended March 31, 2017 and 2016, respectively. The weighted-average grant-date fair value of options granted was $13.72 and $5.17 for the three months ended March 31, 2017 and 2016, respectively.

On February 28, 2017, the Company granted a total of 555,000 shares of performance-based stock options in three distinct awards to an employee with grant date fair values of $13.48, $10.26 and $8.41 per share for a total grant value of $5.9 million.  The first half of each award vests upon satisfaction of a performance condition and the remainder vests thereafter in equal monthly installments over a 24-month period.  The achievement window expires after 4.3 years from the date of grant and the stock options expire seven years after the date of grant.  The stock options are amortized over a derived service period of three years, 4.25 years and 4.75 years, respectively.  The stock options value and the derived service period were estimated using the Monte-Carlo simulation model.  The following table summarizes the details of the performance options:

	Number of options outstanding	Weighted- average exercise price (per share)	Weighted- average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Outstanding options as of December 31, 2016	—	$—	—	$—
Granted	555,000	31.72
Exercised	—	—
Forfeited and cancelled	—	—
Outstanding options as of March 31, 2017	555,000	$31.72	6.91	$—
Options vested and exercisable as of March 31, 2017	—	$—	—	$—

As of March 31, 2017, total unrecognized compensation cost related to all non-vested stock options was $48.9 million, which will be amortized over a weighted-average period of 2.45 years.

Restricted Stock Units

	Number of awards outstanding	Weighted- average grant date fair value (per share)	Aggregate intrinsic value (in thousands)
Nonvested RSUs as of December 31, 2016	2,034,217	$32.66	$58,687
Granted	794,792	31.39
Vested	(104,288)	11.90
Forfeited and cancelled	(32,085)	41.30
Nonvested RSUs as of March 31, 2017	2,692,636	$32.97	$77,667

As of March 31, 2017, total unrecognized compensation cost related to nonvested RSUs was $78.7 million, which will be amortized over a weighted-average period of 3.37 years.

Equity Awards Granted to Nonemployees

In September 2016, the Company granted 30,255 restricted stock units to a nonemployee. The award is vested upon the satisfaction of a service condition over two years starting in August 2015 and the stock-based compensation expense recorded for this award during the three months ended March 31, 2017 was $0.1 million.

In December 2015, the Company granted a stock option to purchase 30,000 shares to another nonemployee. On January 1, 2017 due to the employee status change, the grant was converted into a standard award and no further changes in fair value will occur.

As of March 31, 2017, total unrecognized compensation cost related to the nonvested nonemployee award was $0.3 million, which will be amortized over a weighted average period of 0.4 years.

Early Exercises of Nonvested Options

As of March 31, 2017 and December 31, 2016, the Company recorded a liability of $0.2 million and $0.3 million for 38,886 and 49,580 unvested shares, respectively, that were early exercised by employees and were subject to repurchase at the respective period end. These amounts are reflected in current and non-current liabilities on the Company’s consolidated balance sheets.

Valuation Assumptions

The fair value of employee stock options under our equity incentive plans and purchase rights under the ESPP was estimated on the date of grant using the following assumptions in the Black-Scholes option pricing model:

	Three Months Ended March 31,
	2017	2016
Employee Stock Options:
Fair value of common stock	$31.72 - $31.96	$10.09 - $10.30
Expected term (in years)	6.08	6.08
Expected volatility	47.56%	52.4% - 53.0%
Risk-free interest rate	2.07%	1.4% - 1.5%
Dividend rate	0%	0%

Employee Stock Purchase Plan:
Expected term (in years)	0.9	0.9
Expected volatility	52%	52%
Risk-free interest rate	0.6%	0.6%
Dividend rate	0%	0%

The following assumptions were used in the Monte Carlo simulation model to estimate the fair value and the derived service period of the performance options:

Asset volatility	40%
Equity volatility	45%
Discount rate	14%
Stock price at grant date	$31.72

Stock-Based Compensation Expense

The Company recorded the total stock-based compensation expense as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Cost of revenue	$138	$23
Research and development	4,484	1,516
Sales and marketing	1,995	734
General and administrative	2,768	752
Total	$9,385	$3,025

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

The following table sets forth the calculation of basic and diluted net loss per share attributable to common stockholders during the periods presented (in thousands, except share and per share data):

	Three Months Ended March 31,
	2017	2016
Net loss attributable to common stockholders	$(14,227)	$(6,468)
Weighted-average shares used to compute net loss per share attributable to common stockholders, basic and diluted	88,612,804	17,483,198
Net loss per share attributable to common stockholders, basic and diluted	$(0.16)	$(0.37)

The following outstanding shares of common stock equivalents were excluded from the calculation of diluted net loss per share attributable to common stockholders because their effect would have been anti-dilutive:

	As of March 31,
	2017	2016
Conversion of convertible preferred stock outstanding	—	54,508,441	(1)
Issued and outstanding options	13,545,334	16,704,752
Nonvested RSUs issued and outstanding	2,692,636	573,800
Common stock reserved for Twilio.org	680,397	888,022
Shares committed under 2016 ESPP	594,218	—
Unvested shares subject to repurchase	38,886	35,528
Total	17,551,471	72,710,543

(1)                                 Includes 687,885 shares of Series T convertible preferred stock related to the Authy acquisition held in escrow.

15. Transactions with Investors

In 2015, two of the Company’s vendors participated in the Company’s Series E convertible preferred stock financing and owned approximately 1.96% and 0.98%, respectively, of the Company’s outstanding capital stock as of March 31, 2017, and 2.0% and 1.0% respectively, of the Company’s capital stock as of December 31, 2016. During the three months ended March 31, 2017 and 2016, the amount of software services the Company purchased from the first vendor was $4.6 million and $3.1 million, respectively. The amounts due to this vendor that were accrued as of March 31, 2017 were $2.0 million.  As of December 31, 2016, the amounts due to this vendor were insignificant.

The amount of services the Company purchased from the second vendor was $0.2 million and $0.1 million for the three months ended March 31, 2017 and 2016, respectively. The amounts due to this vendor as of March 31, 2017 and December 31, 2016 were insignificant.

16. Employee Benefit Plan

The Company sponsors a 401(k) defined contribution plan covering all employees. The employer contribution to the plan was $0.9 million and $0.5 million in the three months ended March 31, 2017 and 2016, respectively.

* * * * * *

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q. In addition to historical financial information, the following discussion contains forward-looking statements that is based upon current plans, expectations and beliefs that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” in this Quarterly Report on Form 10-Q. Our fiscal year ends on December 31.

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

As of March 31, 2017, our customers’ applications that are embedded with our products could reach users via voice, messaging and video in nearly every country in the world, and our platform offered customers local telephone numbers in over 60 countries and text-to-speech functionality in 26 languages. We support our global business through 26 cloud data centers in eight regions around the world and have developed contractual relationships with network service providers globally.

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

We recently began to supplement our self-service model with a sales effort aimed at engaging larger potential customers, strategic leads and existing customers through an enterprise sales approach. We have supplemented this sales effort with a new product launch, Twilio Enterprise Plan, which provides new capabilities for advanced security, access management and granular administration. Our sales organization targets technical and business leaders who are seeking to leverage software to drive competitive differentiation. As we educate these leaders on the benefits of developing applications that incorporate our products to differentiate their business, they often consult with their developers regarding implementation. We believe that developers are often advocates for our products as a result of our developer-focused approach. Our sales organization includes sales development, inside sales, field sales, sales engineering and customer success personnel.

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

We have achieved significant growth in recent periods. For the three months ended March 31, 2017 and 2016, our revenue was $87.4 million and $59.3 million, respectively. In the three months ended March 31, 2017 and 2016, our 10 largest Active Customer Accounts generated an aggregate of 25% and 32% of our revenue, respectively. For both the three months ended March 31, 2017 and 2016, among our 10 largest Active Customer Accounts we had three Variable Customer Accounts, respectively, representing 7% and 16% of our revenue, respectively. For the three months ended March 31, 2017 and 2016, our Base Revenue was $80.6 million and $49.8 million, respectively. We incurred a net loss of $14.2 million and $6.5 million for the three months ended March 31, 2017 and 2016, respectively. See the section titled “—Key Business Metrics—Base Revenue” for a discussion of Base Revenue.

Key Business Metrics

	Three Months Ended March 31,
	2017	2016
Number of Active Customer Accounts (as of end date of period)	40,696	28,648
Base Revenue (in thousands)	$80,643	$49,834
Base Revenue Growth Rate	62%	92%
Dollar-Based Net Expansion Rate	141%	170%

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

In the three months ended March 31, 2017 and 2016, revenue from Active Customer Accounts represented over 99% of total revenue in each period.

Base Revenue.  We monitor Base Revenue as one of the more reliable indicators of future revenue trends. Base Revenue consists of all revenue other than revenue from large Active Customer Accounts that have never entered into 12-month minimum revenue commitment contracts with us, which we refer to as Variable Customer Accounts. While almost all of our customer accounts exhibit some level of variability in the usage of our products, based on our experience, we believe that Variable Customer Accounts are more likely to have significant fluctuations in usage of our products from period to period, and therefore that revenue from Variable Customer Accounts may also fluctuate significantly from period to period. This behavior is best evidenced by the decision of such customers not to enter into contracts with us that contain minimum revenue commitments, even though they may spend significant amounts on the use of our products and they may be foregoing more favorable terms often available to customers that enter into committed contracts with us. This variability adversely affects our ability to rely upon revenue from Variable Customer Accounts when analyzing expected trends in future revenue.

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

In the three months ended March 31, 2017 and 2016, we had seven and nine Variable Customer Accounts, which represented 8% and 16%, respectively, of our total revenue.

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

Key Components of Statements of Operations

Revenue.  We derive our revenue primarily from usage-based fees earned from customers using the software products within our Programmable Communications Cloud. These usage-based software products include our Programmable Voice, Programmable Messaging and Programmable Video products. Some examples of the usage-based fees for which we charge include minutes of call duration activity for our Programmable Voice products, number of text messages sent or received using our Programmable Messaging products and number of authentications for our Programmable Authentication product. In the three months ended March 31, 2017 and 2016, we generated 83% and 82% of our revenue, respectively, from usage-based fees. We also earn monthly flat fees from certain fee-based products, such as telephone numbers and customer support. We do not generate any revenue directly from our Super Network or Business Model for Innovators.

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

Provision for Income Taxes.  Our provision for income taxes historically has not been significant to our business, as we have incurred operating losses to date. Our provision for income taxes consists primarily of income taxes in certain foreign jurisdictions in which we conduct business.

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

	Three Months Ended March 31,
	2017	2016
	(In thousands)
Reconciliation:
Gross profit	$50,086	$32,513
Non-GAAP adjustments:
Stock-based compensation	138	23
Amortization of acquired intangible assets	997	70
Non-GAAP gross profit	$51,221	$32,606
Non-GAAP gross margin	59%	55%

Non-GAAP Operating Expenses.  We define non-GAAP operating expenses (including categories of operating expenses) as GAAP operating expenses (and categories of operating expenses) adjusted to exclude, as applicable, stock-based compensation, amortization of acquired intangibles, expenses related to stock repurchases, acquisition-related expenses, release of tax liability upon obligation settlement, charitable contribution, gains or losses on lease termination and payroll taxes related to stock-based compensation.

	Three Months Ended March 31,
	2017	2016
	(In thousands)
Reconciliation:
Operating expenses	$64,841	$38,879
Non-GAAP adjustments:
Stock-based compensation	(9,247)	(3,002)
Amortization of acquired intangible assets	(179)	(65)
Acquisition-related expenses	(217)	—
Release of tax liability upon obligation settlement	920	—
Gain on lease termination	295
Payroll taxes related to stock-based compensation	(1,450)	—
Non-GAAP operating expenses	$54,963	$35,812

Non-GAAP Operating Loss and Non-GAAP Operating Margin.  We define non-GAAP operating loss and non-GAAP operating margin as GAAP operating loss and GAAP operating margin, respectively, adjusted to exclude stock-based compensation, amortization of acquired intangibles, expenses related to stock repurchases, acquisition-related expenses, release of tax liability upon obligation settlement, charitable contribution, gains or losses on lease termination and payroll taxes related to stock-based compensation.

	Three Months Ended March 31,
	2017	2016
	(In thousands)
Reconciliation:
Loss from operations	$(14,755)	$(6,366)
Non-GAAP adjustments:
Stock-based compensation	9,385	3,025
Amortization of acquired intangible assets	1,176	135
Acquisition-related expenses	217	—
Release of tax liability upon obligation settlement	(920)	—
Gain on lease termination	(295)
Payroll taxes related to stock-based compensation	1,450	—
Non-GAAP loss from operations	$(3,742)	$(3,206)
Non-GAAP operating margin	(4)%	(5)%

Results of Operations

The following tables set forth our results of operations for the periods presented and as a percentage of our total revenue for those periods. The period-to-period comparison of our historical results are not necessarily indicative of the results that may be expected in the future.

	Three Months Ended March 31,
	2017	2016
	(In thousands)
Revenue	$87,372	$59,340
Cost of revenue(1) (2)	37,286	26,827
Gross profit	50,086	32,513
Operating expenses:
Research and development(1) (2)	26,522	14,864
Sales and marketing(1)	21,116	13,422
General and administrative(1) (2)	17,203	10,593
Total operating expenses	64,841	38,879
Loss from operations	(14,755)	(6,366)
Other income (expenses), net	498	(18)
Loss before (provision) benefit for income taxes	(14,257)	(6,384)
(Provision) benefit for income taxes	30	(84)
Net loss attributable to common stockholders	$(14,227)	$(6,468)

(1)                                 Includes stock-based compensation expense as follows:

	Three Months Ended March 31,
	2017	2016
	(In thousands)
Cost of revenue	$138	$23
Research and development	4,484	1,516
Sales and marketing	1,995	734
General and administrative	2,768	752
Total	$9,385	$3,025

(2)                                 Includes amortization of acquired intangible assets as follows:

	Three Months Ended March 31,
	2017	2016
	(In thousands)
Cost of revenue	$997	$70
Research and development	38	38
Sales and marketing	117	—
General and administrative	24	27
Total	$1,176	$135

	Three Months Ended March 31,
	2017	2016
Consolidated Statements of Operations, as a percentage of revenue:**
Revenue	100%	100%
Cost of revenue	43	45
Gross profit	57	55
Operating expenses:
Research and development	30	25
Sales and marketing	24	23
General and administrative	20	18
Total operating expenses	74	66
Loss from operations	(17)	(11)
Other income (expenses), net	1	*
Loss before (provision) benefit for income taxes	(16)	(11)
(Provision) benefit for income taxes	*	*
Net loss	(16)	(11)
Net loss attributable to common stockholders	(16)%	(11)%

*            Less than 0.5% of revenue.

**         Columns may not add up to 100% due to rounding.

Comparison of the Three Months Ended March 31, 2017 and 2016

Revenue

	Three Months Ended March 31,
	2017	2016	Change
	(Dollars in thousands)
Base Revenue	$80,643	$49,834	$30,809	62%
Variable Revenue	6,729	9,506	(2,777)	(29)%
Total revenue	$87,372	$59,340	$28,032	47%

In the three months ended March 31, 2017, Base Revenue increased by $30.8 million, or 62%, compared to the same period last year, and represented 92% and 84% of total revenue in the three months ended March 31, 2017 and 2016, respectively. This increase was primarily attributable to an increase in the usage of all our products, particularly our Programmable Messaging products and Programmable Voice products, and the adoption of additional products by our existing customers. This increase was partially offset by pricing decreases that we have implemented over time for our customers in the form of lower usage prices in an effort to increase the reach and scale of our platform. The changes in usage and price were reflected in our Dollar-Based Net Expansion Rate of 141%. The increase in usage was also attributable to a 42% increase in the number of Active Customer Accounts, from 28,648 as of March 31, 2016 to 40,696 as of March 31, 2017. Uber, our largest Base Customer Account, has notified us that they may decrease their usage of our products in upcoming periods, which could negatively impact our revenue growth rates and our Dollar-Based Net Expansion Rate for upcoming periods.

In the three months ended March 31, 2017, Variable Revenue decreased by $2.8 million, or 29%, compared to the same period last year, and represented 8% and 16% of total revenue in the three months ended March 31, 2017 and 2016, respectively. This decrease was primarily attributable to the fluctuating nature of our Variable Customer Accounts. As these customers increase or decrease their usage of our products, Variable Revenue also varies from period to period.

U.S. revenue and international revenue represented $70.1 million, or 80%, and $17.3 million, or 20%, respectively, of total revenue in the three months ended March 31, 2017, compared to $50.5 million, or 85%, and $8.8 million, or 15%, respectively, of total revenue in the three months ended March 31, 2016. Of the total $8.5 million increase in international revenue in absolute dollars $3.4 million was attributable to our acquisition of a Swedish mobile operator in February 2017. The remaining increase was attributable to the growth in usage of our products, particularly our Programmable Messaging products and Programmable Voice products, by our existing international Active Customer Accounts and to a 58% increase in the number of international Active Customer Accounts, driven in part by our focus on expanding our sales to customers outside of the United States. We opened two offices outside of the United States between March 31, 2016 and March 31, 2017.

Cost of Revenue and Gross Margin

	Three Months Ended March 31,
	2017	2016	Change
	(Dollars in thousands)
Cost of revenue	$37,286	$26,827	$10,459	39%
Gross margin	57%	55%

In the three months ended March 31, 2017, cost of revenue increased by $10.5 million, or 39%, compared to the same period last year. The increase in cost of revenue was primarily attributable to a $7.6 million increase in network service providers’ fees, a $1.2 million increase in cloud infrastructure fees to support the growth in usage of our products and a $1.3 million increase in amortization expense related to our internal-use software and acquired intangible assets.

Operating Expenses

	Three Months Ended March 31,
	2017	2016	Change
	(Dollars in thousands)
Research and development	$26,522	$14,864	$11,658	78%
Sales and marketing	21,116	13,422	7,694	57%
General and administrative	17,203	10,593	6,610	62%
Total operating expenses	$64,841	$38,879	$25,962	67%

In the three months ended March 31, 2017, research and development expenses increased by $11.7 million, or 78%, compared to the same period last year. The increase was primarily attributable to an $8.5 million increase in personnel costs, net of a $1.6 million increase in capitalized software development costs, largely as a result of a 44% average increase in our research and development headcount due to our continued focus on product development and enhancement. The increase was also due in part to a $0.9 million increase in cloud infrastructure fees to support the staging and development of our products, $0.6 million increase in facilities expenses to accommodate our headcount growth, a $0.3 million increase in amortization expense related to our internal-use software and acquired intangible assets and a $0.3 million increase related to employee travel.

In the three months ended March 31, 2017, sales and marketing expenses increased by $7.7 million, or 57%, compared to the same period last year. The increase was primarily attributable to a $5.7 million increase in personnel costs, largely as a result of a 33% average increase in sales and marketing headcount as we continued to expand our sales efforts in the United States and internationally, a $0.9 million increase in marketing and advertising costs, a $0.4 million increase in credit card processing fees due to increased volume, a $0.3 increase in professional fees, a $0.2 million increase in facilities expenses to accommodate our headcount growth and a $0.2 million increase related to our SIGNAL conference.

In the three months ended March 31, 2017, general and administrative expenses increased by $6.6 million, or 62%, compared to the same period last year. The increase was primarily attributable to a $3.9 million increase in personnel costs, largely as a result of a 24% average increase in headcount to support the growth of our business, a $0.5 million increase in sales and other taxes, a $0.5 million increase in facilities and related expenses, a $0.6 million increase in professional services fees and a $0.2 million increase in business acquisition related costs.

Liquidity and Capital Resources

To date, our principal sources of liquidity have been the net proceeds of $155.5 million and $64.4 million, after deducting underwriting discounts and offering expenses paid or payable by us, from our initial public offering in June 2016 and our follow-on public offering in October 2016, respectively; the net proceeds we received through private sales of equity securities, as well as the payments received from customers using our products. From our inception through March 31, 2016, we completed several rounds of equity financing through the sale of our convertible preferred stock for total net proceeds of $237.1 million.  Our $15.0 million revolving credit agreement expired in March 2017, and we did not renew it. We believe that our cash and cash equivalents balances, our marketable securities portfolio and the cash flows generated by our operations will be sufficient to satisfy our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. However, our belief may prove to be incorrect, and we could utilize our available financial resources sooner than we currently expect. Our future capital requirements and the adequacy of available funds will depend on many factors, including those set forth in the section titled “Risk Factors.” We may be required to seek additional equity or debt financing in order to meet these future capital requirements. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us, or at all.  If we are unable to raise additional capital when desired, our business, results of operations and financial condition would be adversely affected.

Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2017	2016

Cash provided by operating activities	$2,440	$6,022
Cash used in investing activities	(202,018)	(10,858)
Cash provided by financing activities	12,342	(679)
Effect of exchange rate changes on cash and cash equivalents	11	—
Net decrease in cash and cash equivalents	$(187,225)	$(5,515)

Cash Flows from Operating Activities

In the three months ended March 31, 2017, cash provided by operating activities consisted primarily of our net loss of $14.2 million adjusted for non-cash items, including $9.4 million of stock-based compensation expense, $4.0 million of depreciation and amortization expense and $3.5 million of cumulative changes in operating assets and liabilities. With respect to changes in operating assets and liabilities, accounts payable and other liabilities increased $5.4 million and deferred revenue increased $0.9 million, primarily due to increases in transaction volumes and additional accruals of sales and other taxes. These increases were partially offset by an increase in accounts receivable and prepaid expenses of $2.9 million, which resulted primarily from the timing of cash receipts from certain of our larger customers, pre-payments for cloud infrastructure fees and certain operating expenses.

Cash Flows from Investing Activities

In the three months ended March 31, 2017, cash used in investing activities was $202.0 million, primarily consisting of $170.8 million of investments in marketable securities, a $22.6 million payment for our most recent acquisition, net of cash acquired, a $5.0 million increase in purchases of capital assets primarily related to the leasehold improvements under our new office lease, and a $3.6 million of payments for capitalized software development as we continued to build new products and enhance our existing products.

Cash Flows from Financing Activities

In the three months ended March 31, 2017, cash provided by financing activities was $12.3 million, primarily consisting of proceeds from stock options exercises by our employees.

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

There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates disclosed in our Annual Report on Form 10-K.

Recently Issued Accounting Guidance

See Note 2 of the notes to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for a summary of recently issued and adopted accounting pronouncements.

Contractual Obligations and Other Commitments

Our principal commitments consist of obligations under our operating leases for office space and contractual commitments to our cloud infrastructure and network service providers. There have been no material changes to our principle commitments described in our most recent Annual Report on Form 10-K.

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

Item 3.         Quantitative and Qualitative Disclosures about Market Risk

Quantitative and Qualitative Disclosures about Market Risk

We are exposed to certain market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities as follows:

Interest Rate Risk

We had cash and cash equivalents of $118.4 million and marketable securities of $170.1 million as of March 31, 2017.  Cash and cash equivalents consist of bank deposits, money market funds and investments in debt securities with maturities of three months or less from the date of purchase. Marketable securities consist of U.S. treasury securities and high credit quality corporate debt securities not otherwise classified as cash equivalents. The cash and cash equivalents and marketable securities are held for working capital purposes. Such interest-earning instruments carry a degree of interest rate risk. To date, fluctuations in interest income have not been significant. The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. Due to the short-term nature of our investments, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. A hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our consolidated financial statements.

Currency Exchange Risks

The functional currency of our foreign subsidiaries is the U.S. dollar. Therefore, we are exposed to foreign exchange rate fluctuations as we convert the financial statements of our foreign subsidiaries into U.S. dollars. The local currencies of our foreign subsidiaries are the British pound, the euro, the Colombian peso, the Singapore dollar, the Hong Kong dollar and the Swedish Krona. Our subsidiaries remeasure monetary assets and liabilities at period-end exchange rates, while non-monetary items are remeasured at historical rates. Revenue and expense accounts are remeasured at the average exchange rate in effect during the fiscal year. If there is a change in foreign currency exchange rates, the conversion of our foreign subsidiaries’ financial statements into U.S. dollars would result in a realized gain or loss which is recorded in our consolidated statements of operations. We do not currently engage in any hedging activity to reduce our potential exposure to currency fluctuations, although we may choose to do so in the future. A hypothetical 10% change in foreign exchange rates during any of the periods presented would not have had a material impact on our consolidated financial statements.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

On April 30, 2015, Telesign Corporation, or Telesign, filed a lawsuit against us in the United States District Court, Central District of California (“Telesign I”). Telesign alleges that we are infringing three U.S. patents that it holds: U.S. Patent No. 8,462,920 (“‘920”), U.S. Patent No. 8,687,038 (“‘038”) and U.S. Patent No. 7,945,034 (“‘034”). The patent infringement allegations in the lawsuit relate to our Programmable Authentication products, our two-factor authentication use case and an API tool to find information about a phone number. We have petitioned the U.S. Patent and Trademark Office for inter partes review of the patents at issue. On March 9, 2016, the District Court stayed the court case pending the resolution of those proceedings. On June 28, 2016, the Patent and Trademark Office instituted the inter partes review of the ‘034 patent, briefing on which has now begun, including Telesign’s contingent motion to amend the ‘034 patent. On July 8, 2016, the U.S. PTO denied our petition for inter partes review of the ‘920 and ‘038 patents. We subsequently petitioned for rehearing on this decision, and the request for rehearing was fully briefed by both parties on October 11, 2016. On July 20, 2016, Telesign applied to the court to lift the stay on Telesign I. We opposed the request, and on September 15, 2016, the court denied the request to lift the stay on Telesign I. On November 15, 2016, the U.S. PTO denied our request for rehearing on the denied petitions for inter partes review. On December 20, 2016, we filed a reply to Telesign’s opposition to the ‘034 inter partes review and simultaneously filed an opposition to Telesign’s motion to amend the ‘034 patent. On January 23, 2017, Telesign filed its reply to our opposition to the motion to amend. On March 27, 2017, the U.S. PTO held its hearing on the ‘034 patent inter partes review. A ruling is expected in June 2017.

On March 28, 2016, Telesign filed a second lawsuit against us in the United States District Court, Central District of California (“Telesign II”), alleging infringement of U.S. Patent No. 9,300,792 (“‘792”) held by Telesign. The ‘792 patent is in the same patent family as the ‘920 and ‘038 patents asserted in Telesign I, and the infringement allegations in Telesign II relate to our Programmable Authentication products and our two-factor authentication use case. On May 23, 2016, we moved to dismiss the complaint in Telesign II. On August 3, 2016, the United States District Court, Central District of California, issued an order granting Twilio’s motion to dismiss Telesign’s complaint with leave to amend. Telesign filed an amended complaint on September 2, 2016 and we moved to dismiss the amended complaint on September 16, 2016. On November 7, 2016, our motion to dismiss was denied, and we filed our answer to the first amended complaint on November 21, 2016. On February 27, 2017, Twilio’s petition for review of the Covered Business Method of the ‘792 patent was denied.  On March 8, 2017, the U.S. PTO issued an order instituting the inter partes review for the ‘792 patent.  On March 15, 2017, Twilio filed a motion to consolidate and stay related cases pending the conclusion of the now instituted ‘792 patent inter partes review.  The hearing on this motion is scheduled for May 22, 2017. With respect to each of the patents asserted in Telesign I and Telesign II, the complaints seek, among other things, to enjoin us from allegedly infringing the patents along with damages for lost profits.

On December 1, 2016, we filed a patent infringement lawsuit against Telesign in the United States District Court, Northern District of California, alleging indirect infringement of United States Patent No. 8,306,021, United States Patent No. 8,837,465, United States Patent No. 8,755,376, United States Patent No. 8,736,051, United States Patent No. 8,737,962, United States Patent No. 9,270,833, and United States Patent No. 9,226,217. Telesign filed a motion to dismiss the complaint on January 25, 2017. In two orders, issued on March 31, 2017 and April 17, 2017, the Court granted Telesign’s motion to dismiss with respect to the ‘962, ‘833, ‘051 and ‘217 patents, but denied Telesign’s motion to dismiss as to the ‘021, ‘465 and ‘376 patents.

On February 18, 2016, a putative class action complaint was filed in the Alameda County Superior Court in California, entitled Angela Flowers v. Twilio Inc. The complaint alleges that our products permit the interception, recording and disclosure of communications at a customer’s request and are in violation of the California Invasion of Privacy Act. The complaint seeks injunctive relief as well as monetary damages. On May 27, 2016, we filed a demurrer to the complaint. On August 2, 2016, the court issued an order denying the demurrer in part and granted it in part, with leave to amend by August 18, 2016 to address any claims under California’s Unfair Competition Law. The plaintiff opted not to amend the complaint. Discovery has already begun, and will continue until August 2017, when the plaintiff must file its motion for class certification.

We intend to vigorously defend these lawsuits and believe we have meritorious defenses to each matter in which we are a defendant. However, litigation is inherently uncertain, and any judgment or injunctive relief entered against us or any adverse settlement could negatively affect our business, results of operations and financial condition.

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

Item 1A. Risk Factors

A description of the risks and uncertainties associated with our business is set forth below. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Quarterly Report on Form 10-Q, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q. The risks and uncertainties described below may not be the only ones we face. If any of the risks actually occur, our business, financial condition, results of operations and prospects could be materially and adversely affected. In that event, the market price of our Class A common stock could decline.

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

We have incurred net losses in each year since our inception, including net losses of $41.3 million, $35.5 million, $26.8 million and $14.2 million in 2016, 2015, 2014 and the three months ended March 31, 2017, respectively. We had an accumulated deficit of $201.0 million as of March 31, 2017. We expect to continue to expend substantial financial and other resources on, among other things:

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

We have experienced substantial growth in our business since inception. For example, our headcount has grown from 567 employees on March 31, 2016 to 829 employees on March 31, 2017. In addition, we are rapidly expanding our international operations. Our international headcount grew from 78 employees as of March 31, 2016 to 172 employees as of March 31, 2017, and we established operations in two new countries within that same period. We expect to continue to expand our international operations in the future. We have also experienced significant growth in the number of customers, usage and amount of data that our platform and associated infrastructure support. This growth has placed and may continue to place significant demands on our corporate culture, operational infrastructure and management.

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

Our quarterly results may fluctuate, and if we fail to meet securities analysts’ and investors’ expectations, then the trading price of our Class A common stock and the value of your investment could decline substantially.

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

•                  fluctuations in the amount of revenue from our Variable Customer Accounts and our larger Base Customer Accounts;

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

Additionally, certain large scale events, such as major elections and sporting events, can significantly impact usage levels on our platform, which could cause fluctuations in our results of operations. We expect that significantly increased usage of all communications platforms, including ours, during certain seasonal and one-time events could impact delivery and quality of our products during those events. We also experienced increased expenses in the second quarter of 2016 due to our developer conference, SIGNAL, which we plan to host again in the second quarter of 2017 and plan to host annually. Such annual and one-time events may cause fluctuations in our results of operations and may impact both our revenue and operating expenses.

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

Our ability to grow and generate incremental revenue depends, in part, on our ability to maintain and grow our relationships with existing customers and to have them increase their usage of our platform. If our customers do not increase their use of our products, then our revenue may decline and our results of operations may be harmed. For example, Uber, our largest Base Customer Account, has notified us that they may decrease their usage of our products in upcoming periods, which could lead to decreased revenue from this customer versus recent historical periods. Customers are charged based on the usage of our products. Most of our customers do not have long-term contractual financial commitments to us and, therefore, most of our customers may reduce or cease their use of our products at any time without penalty or termination charges. We cannot accurately predict customers’ usage levels and the loss of customers or reductions in their usage levels of our products may each have a negative impact on our business, results of operations and financial condition. Reductions in usage from existing customers and the loss of customers could cause our Dollar-Based Net Expansion Rate to decline in the future if customers are not satisfied with our products, the value proposition of our products or our ability to otherwise meet their needs and expectations. If a significant number of customers cease using, or reduce their usage of our products, then we may be required to spend significantly more on sales and marketing than we currently plan to spend in order to maintain or increase revenue from customers. Such additional sales and marketing expenditures could adversely affect our business, results of operations and financial condition.

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

In 2016, 2015, 2014 and the three months ended March 31, 2017, we derived 16%, 14%, 12% and 20% of our revenue, respectively, from customer accounts located outside the United States. The future success of our business will depend, in part, on our ability to expand our customer base worldwide. While we have been rapidly expanding our sales efforts internationally, our experience in selling our products outside of the United States is limited. Furthermore, our developer-first business model may not be successful or have the same traction outside the United States. As a result, our investment in marketing our products to these potential customers may not be successful. If we are unable to increase the revenue that we derive from international customers, then our business, results of operations and financial condition may be adversely affected.

We are in the process of expanding our international operations, which exposes us to significant risks.

We are continuing to expand our international operations to increase our revenue from customers outside of the United States as part of our growth strategy. Between March 31, 2016 and March 31, 2017, our international headcount grew from 78 employees to 172 employees, and we opened two new offices outside of the United States. We expect, in the future, to open additional foreign offices and hire employees to work at these offices in order to reach new customers and gain access to additional technical talent. Operating in international markets requires significant resources and management attention and will subject us to regulatory, economic and political risks in addition to those we already face in the United States. Because of our limited experience with international operations as well as developing and managing sales in international markets, our international expansion efforts may not be successful.

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

In 2016, 2015, 2014 and the three months ended March 31, 2017 our 10 largest Active Customer Accounts generated an aggregate of 30%, 32%, 28% and 25% of our revenue, respectively. In addition, a significant portion of our revenue comes from two customers, one of which is a Variable Customer Account.

In 2016, 2015, 2014 and the three months ended March 31, 2017, WhatsApp, a Variable Customer Account, accounted for 9%, 17%, 13%  and 5% of our revenue, respectively. WhatsApp uses our Programmable Voice products and Programmable Messaging products in its applications to verify new and existing users on its service. Our Variable Customer Accounts, including WhatsApp, do not have long-term contracts with us and may reduce or fully terminate their usage of our products at any time without notice, penalty or termination charges. In addition, the usage of our products by WhatsApp and other Variable Customer Accounts may change significantly between periods.

A second customer, Uber, a Base Customer Account, accounted for more than 10% of our revenue in 2016 and the three months ended March 31, 2017, and accounted for less than 10% of our revenue in each of 2015 and 2014. Uber uses our Programmable Messaging products and Programmable Voice products. Although Uber has entered into a minimum commitment contract with us, its usage historically has significantly exceeded the minimum revenue commitment in its contract, and it could significantly reduce its usage of our products without notice or penalty. Recently, Uber’s usage with us has fluctuated and they have notified us that they may decrease usage in the future.

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

Some of our competitors and potential competitors are larger and have greater name recognition, longer operating histories, more established customer relationships, larger budgets and significantly greater resources than we do. In addition, they have the operating flexibility to bundle competing products and services at little or no perceived incremental cost, including offering them at a lower price as part of a larger sales transaction. As a result, our competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards or customer requirements. In addition, some competitors may offer products or services that address one or a limited number of functions at lower prices, with greater depth than our products or in different geographies. Our current and potential competitors may develop and market new products and services with comparable functionality to our products, and this could lead to us having to decrease prices in order to remain competitive. Customers utilize our products in many ways, and use varying levels of functionality that our products offer or are capable of supporting or enabling within their applications. Customers that use many of the features of our products or use our products to support or enable core functionality for their applications may have difficulty or find it impractical to replace our products with a competitor’s products or services, while customers that use only limited functionality may be able to more easily replace our products with competitive offerings. Our customers may also build some of the functionality our products provide themselves, which may limit or eliminate their demand for our products.

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

There is considerable patent and other intellectual property development activity in our industry. Our future success depends, in part, on not infringing the intellectual property rights of others. Our competitors or other third parties have claimed and may, in the future, claim that we are infringing upon their intellectual property rights, and we may be found to be infringing upon such rights. For example, on April 30, 2015, Telesign Corporation, or Telesign, filed a lawsuit against us in the United States District Court, Central District of California (Telesign I). Telesign alleges that we are infringing three U.S. patents that it holds: U.S. Patent No. 8,462,920 (“‘920”), U.S. Patent No. 8,687,038 (“‘038”) and U.S. Patent No. 7,945,034 (“‘034”). The patent infringement allegations in the lawsuit relate to our Programmable Authentication products, our two-factor authentication use case and an API tool to find information about a phone number. Subsequently, on March 28, 2016, Telesign filed a second lawsuit against us in the United States District Court, Central District of California (Telesign II), alleging infringement of U.S. Patent No. 9,300,792 (“‘792”) held by Telesign. The ‘792 patent is in the same patent family as the ‘920 and ‘038 patents asserted in Telesign I, and the infringement allegations in Telesign II relate to our Programmable Authentication products and our two-factor authentication use case. With respect to each of the patents asserted in Telesign I and Telesign II, the complaints seek, among other things, to enjoin us from allegedly infringing these patents along with damages for lost profits. See the section titled “Item 3. Legal Proceedings.” We intend to vigorously defend these lawsuits and believe we have meritorious defenses to each matter in which we are a defendant. However, litigation is inherently uncertain, and any judgment or injunctive relief entered against us or any adverse settlement could negatively affect our business, results of operations and financial condition. In addition, litigation can involve significant management time and attention and be expensive, regardless of outcome. During the course of these lawsuits, there may be announcements of the results of hearings and motions and other interim developments related to the litigation. If securities analysts or investors regard these announcements as negative, the trading price of our Class A common stock may decline.

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

Our success depends, in part, on our ability to protect our brand and the proprietary methods and technologies that we develop under patent and other intellectual property laws of the United States and foreign jurisdictions so that we can prevent others from using our inventions and proprietary information. As of March 31, 2017, we had 13 registered trademarks in the United States and 47 registered trademarks in foreign jurisdictions. In addition, as of March 31, 2017, in the United States, we had been issued 59 patents which expire between 2029 and 2036, and we had 43 patent applications pending for examination and four pending provisional applications. As of such date, we also had six issued patents and eight patent applications pending for examination in foreign jurisdictions, all of which are related to U.S. patents and patent applications. There can be no assurance that additional patents will be issued or that any patents that have been issued or that may be issued in the future will provide significant protection for our intellectual property. If we fail to protect our intellectual property rights adequately, our competitors might gain access to our technology and our business, results of operations and financial condition may be adversely affected.

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

Any acquisition, investment or business relationship may result in unforeseen operating difficulties and expenditures. In particular, we may encounter difficulties assimilating or integrating the businesses, technologies, products, personnel or operations of the acquired companies, particularly if the key personnel of the acquired company choose not to work for us, their products or services are not easily adapted to work with our platform, or we have difficulty retaining the customers of any acquired business due to changes in ownership, management or otherwise. Acquisitions may also disrupt our business, divert our resources and require significant management attention that would otherwise be available for development of our existing business. Moreover, the anticipated benefits of any acquisition, investment or business relationship may not be realized or we may be exposed to unknown risks or liabilities.

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

Our products and platform and our business are subject to a variety of U.S. and international laws and regulations, including those regarding privacy, data protection and information security, and our customers may be subject to regulations related to the handling and transfer of certain types of sensitive and confidential information. Any failure of our products to comply with or enable our customers and channel partners to comply with applicable laws and regulations would harm our business, results of operations and financial condition.

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

Significant judgments and estimates are required in determining our provision for income taxes and other tax liabilities. Our tax expense may be impacted, for example, if tax laws change or are clarified to our detriment or if tax authorities successfully challenge the tax positions that we take, such as, for example, positions relating to the arms-length pricing standards for our intercompany transactions and our state sales and use tax positions. In determining the adequacy of income taxes, we assess the likelihood of adverse outcomes that could result if our tax positions were challenged by the Internal Revenue Service, or IRS, and other tax authorities. Should the IRS or other tax authorities assess additional taxes as a result of examinations, we may be required to record charges to operations that could adversely affect our results of operations and financial condition. We are currently in discussions with certain states regarding prior state sales taxes that we may owe.  We have reserved $29 million on our March 31, 2017 balance sheet for these tax payments.  The actual exposure could differ materially from the our current estimates, and if the actual payments we make to these and other states exceed the accrual in our balance sheet, our results of operations would be harmed.

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

We may be subject to scrutiny from state tax authorities in various jurisdictions and may have additional exposure related to our historic operations. Furthermore, certain jurisdictions in which we do not collect such taxes may assert that such taxes are applicable, which could result in tax assessments, penalties and interest, and we may be required to collect such taxes in the future. Such tax assessments, penalties and interest or future requirements may adversely affect our business, results of operations and financial condition.

Effective March 2017, we began collecting telecommunications-based taxes from our customers in certain jurisdictions. We expect to begin collecting such taxes from customers in other jurisdictions.  We may have some customers that question the incremental tax charges and some may seek to negotiate lower pricing from us, which could adversely affect our business, results of operations and financial condition.

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

As our international operations expand, our exposure to the effects of fluctuations in currency exchange rates grows. While we have primarily transacted with customers and business partners in U.S. dollars, we have transacted with customers in Japan in Japanese Yen and in Europe in Euros and Swedish Kronas, and expect to significantly expand the number of transactions with customers that are denominated in foreign currencies in the future as we expand our business internationally. We incur expenses for some of our network service provider costs outside of the United States in local currencies and for employee compensation and other operating expenses at our non-U.S. locations in the local currency for such locations. Fluctuations in the exchange rates between the U.S. dollar and other currencies could result in an increase to the U.S. dollar equivalent of such expenses.

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

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities and equity, and the amount of revenue and expenses that are not readily apparent from other sources. Significant assumptions and estimates used in preparing our consolidated financial statements include those related to revenue recognition, capitalized internal-use software costs, other non-income taxes, business combination and valuation of goodwill and purchased intangible assets and stock-based compensation. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of securities analysts and investors, resulting in a decline in the trading price of our Class A common stock.

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

We review our intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. As of March 31, 2017, we carried a net $37.2 million of goodwill and intangible assets related to acquired businesses. An adverse change in market conditions, particularly if such change has the effect of changing one of our critical assumptions or estimates, could result in a change to the estimation of fair value that could result in an impairment charge to our goodwill or intangible assets. Any such charges may adversely affect our results of operations.

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

Prior to our initial public offering, there was no public market for shares of our Class A common stock. On June 23, 2016, we sold shares of our Class A common stock to the public at $15.00 per share. From June 23, 2016, the date that our Class A common stock started trading on the New York Stock Exchange, through May 8, 2017, the trading price of our Class A common stock has ranged from $22.80 per share to $70.96 per share. The trading price of our Class A common stock may continue to fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

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

The dual class structure of our common stock has the effect of concentrating voting control with those stockholders who held our capital stock prior to the completion of our initial public offering, including our directors, executive officers and significant stockholders and their respective affiliates who held in the aggregate 64.6% of the voting power of our capital stock as of March 31, 2017. This limits or precludes your ability to influence corporate matters, including the election of directors, amendments of our organizational documents and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval.

Our Class B common stock has 10 votes per share, and our Class A common stock has one vote per share. As of March 31, 2017, our directors, executive officers and holders of more than 5% of our common stock, and their respective affiliates, hold in the aggregate 64.6% of the voting power of our capital stock. Because of the 10-to-one voting ratio between our Class B common stock and Class A common stock, the holders of our Class B common stock collectively will continue to control a majority of the combined voting power of our common stock and therefore be able to control all matters submitted to our stockholders for approval until the earlier of (i) June 22, 2023, or (ii) the date the holders of two-thirds of our Class B common stock elect to convert the Class B common stock to Class A common stock. This concentrated control limits or precludes your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders.

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

None.

Use of Proceeds from Public Offering of Class A Common Stock

In June 2016, we closed our initial public offering (“IPO”), in which we sold 11,500,000 shares of Class A common stock at a price to the public of $15.00 per share, including shares sold in connection with the exercise of the underwriters’ option to purchase additional shares. The offer and sale of all of the shares in the IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-211634), which was declared effective by the SEC on June 22, 2016. We raised $155.5 million in net proceeds after deducting underwriting discounts and commissions of $12.1 million and offering expenses of $4.9 million. No payments were made by us to directors, officers or persons owning 10 percent or more of our capital stock or to their associates, or to our affiliates, other than payments in the ordinary course of business to officers for salaries. There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus filed with the SEC on June 23, 2016 pursuant to Rule 424(b). We invested the funds received in accordance with our board-approved investment policy, which provides for investments in obligations of the U.S. government, money market instruments, registered money market funds and corporate bonds. The managing underwriters of our IPO were Goldman, Sachs & Co. and J.P. Morgan Securities LLC.

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

Twilio Inc.

Date: May 9, 2017	/s/ JEFFREY LAWSON
Jeffrey Lawson
Chief Executive Officer
(Principal Executive Officer)

Date: May 9, 2017	/s/ LEE KIRKPATRICK
Lee Kirkpatrick
Chief Financial Officer
(Principal Accounting and Financial Officer)

EXHIBIT INDEX

Exhibit		Incorporated by Reference
Number	Description	Form	File No.	Exhibit	Filing Date

10.1	Offer letter with George Hu, dated February 28, 2017	8-K	001-37806	10.1	March 3, 2017

31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				Filed herewith

31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				Filed herewith

32.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				Furnished herewith

101.INS	XBRL Instance Document.				Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document.				Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.				Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.				Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.				Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.				Filed herewith

* The certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.