Form 10-Q
period 2017-06-30
TWILIO INC
filed 2017-08-11
CIK 1447669

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934

For the quarterly period ended June 30, 2017

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

As of July 31, 2017, 63,399,575 shares of the registrant’s Class A common stock and 28,520,803 shares of registrant’s Class B common stock were outstanding.

TWILIO INC.

Quarterly Report on Form 10-Q

For the Three Months Ended June 30, 2017

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

TWILIO INC.

Condensed Consolidated Balance Sheets

(In thousands)

(Unaudited)

	As of June 30, 2017	As of December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$92,184	$305,665
Short-term marketable securities	197,031	—
Accounts receivable, net	37,321	26,203
Prepaid expenses and other current assets	19,108	21,512
Total current assets	345,644	353,380
Restricted cash	7,448	7,445
Property and equipment, net	44,083	37,552
Intangible assets, net	22,324	10,268
Goodwill	16,950	3,565
Other long-term assets	1,498	484
Total assets	$437,947	$412,694
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,267	$4,174
Accrued expenses and other current liabilities	50,551	59,308
Deferred revenue	12,583	10,222
Total current liabilities	67,401	73,704
Long-term liabilities	12,438	9,543
Total liabilities	79,839	83,247
Commitments and contingencies (Note 10)
Stockholders’ equity:
Class A and Class B common stock	92	87
Additional paid-in capital	564,795	516,090
Accumulated deficit	(208,066)	(186,730)
Accumulated other comprehensive income	1,287	—
Total stockholders’ equity	358,108	329,447
Total liabilities and stockholders’ equity	$437,947	$412,694

See accompanying notes to condensed consolidated financial statements.

TWILIO INC.

Condensed Consolidated Statements of Operations

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue	$95,870	$64,510	$183,242	$123,850
Cost of revenue	42,333	28,203	79,619	55,030
Gross profit	53,537	36,307	103,623	68,820
Operating expenses:
Research and development	29,714	17,369	56,236	32,233
Sales and marketing	26,153	18,156	47,269	31,578
General and administrative	4,740	11,635	21,943	22,228
Total operating expenses	60,607	47,160	125,448	86,039
Loss from operations	(7,070)	(10,853)	(21,825)	(17,219)
Other income (expenses), net	471	(28)	969	(46)
Loss before provision for income taxes	(6,599)	(10,881)	(20,856)	(17,265)
Provision for income taxes	(510)	(113)	(480)	(197)
Net loss attributable to common stockholders	$(7,109)	$(10,994)	$(21,336)	$(17,462)
Net loss per share attributable to common stockholders, basic and diluted	$(0.08)	$(0.45)	$(0.24)	$(0.84)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	90,873,305	24,261,903	89,722,874	20,872,550

See accompanying notes to condensed consolidated financial statements.

TWILIO INC.

Condensed Consolidated Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net loss	$(7,109)	$(10,994)	$(21,336)	$(17,462)
Other comprehensive income:
Unrealized loss on marketable securities	(106)	—	(194)	—
Foreign currency translation	1,583	—	1,481	—
Total other comprehensive income	1,477	—	1,287	—
Comprehensive loss attributable to common stockholders	$(5,632)	$(10,994)	$(20,049)	$(17,462)

See accompanying notes to condensed consolidated financial statements.

TWILIO INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(21,336)	$(17,462)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	8,480	3,285
Amortization of bond premium	107	—
Stock-based compensation	21,785	8,001
Provision for doubtful accounts	282	847
Gain on lease termination	(295)	—
Write-off of internally developed software	96	146
Tax benefit related to stock-based compensation	—	12
Changes in operating assets and liabilities:
Accounts receivable	(9,365)	(4,733)
Prepaid expenses and other current assets	2,073	(10,212)
Other long-term assets	(932)	(108)
Accounts payable	(1,282)	4,648
Accrued expenses and other current liabilities	(6,311)	8,823
Deferred revenue	2,353	2,561
Long-term liabilities	296	9,305
Net cash provided by (used in) operating activities	(4,049)	5,113
CASH FLOWS FROM INVESTING ACTIVITIES:
(Increase) decrease in restricted cash	1,170	(7,439)
Purchases of marketable securities	(220,914)	—
Maturities of marketable securities	23,000	—
Capitalized software development costs	(8,000)	(5,390)
Purchases of property and equipment	(6,772)	(1,945)
Purchases of intangible assets	(154)	(310)
Acquisition, net of cash acquired	(22,621)	—
Net cash used in investing activities	(234,291)	(15,084)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from initial public offering, net of underwriting discounts	—	160,426
Payments of costs related to public offerings	(430)	(2,099)
Proceeds from exercises of stock options	18,154	4,274
Proceeds from shares issued in ESPP	7,404	—
Value of equity awards withheld for tax liabilities	(311)	(79)
Net cash provided by financing activities	24,817	162,522
Effect of exchange rate changes on cash and cash equivalents	42	—
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(213,481)	152,551
CASH AND CASH EQUIVALENTS—Beginning of period	305,665	108,835
CASH AND CASH EQUIVALENTS—End of period	$92,184	$261,386
Cash paid for income taxes	$373	$96
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Purchases of property, equipment and intangible assets, accrued but not paid	$376	$2,049
Stock-based compensation capitalized in software development costs	$1,557	$688
Vesting of early exercised options	$247	$177
Costs related to the public offerings, accrued but not paid	$—	$1,930

See accompanying notes to condensed consolidated financial statements.

TWILIO INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Organization and Description of Business

Twilio Inc. (the “Company”) was incorporated in the state of Delaware on March 13, 2008. The Company is the leader in the Cloud Communications Platform category and enables developers to build, scale and operate real-time communications within their software applications via simple-to-use Application Programming Interfaces, or APIs. The power, flexibility, and reliability offered by the Company’s software building blocks empower entities of virtually every shape and size to build world-class engagement into their customer experience.

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

In the fourth quarter of 2016, the Company adopted the guidance of Accounting Standard Update (“ASU”) No. 2016-09, “Compensation — Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting”, which simplified several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, statutory tax withholding requirements and classification in the statement of cash flows. The Company adopted all provisions on either prospective or modified retrospective basis. The impact from any of the adopted provisions was immaterial to the Company’s financial position, results of operations and cash flows. Hence, prior periods were not adjusted.

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

The Company sells its services to a wide variety of customers. If the financial condition or results of operations of any one of the large customers deteriorate substantially, operating results could be adversely affected. To reduce credit risk, management performs ongoing credit evaluations of the financial condition of significant customers. The Company does not require collateral from its credit customers and maintains reserves for estimated credit losses on customer accounts when considered necessary. Actual credit losses may differ from the Company’s estimates. As of June 30, 2017, one customer organization represented approximately 15% of the Company’s gross accounts receivable. As of December 31, 2016, one customer organization represented approximately 16% of the Company’s gross accounts receivable.

In the three months ended June 30, 2017, there were no customers who represented more than 10% of the Company’s total revenue, and in the six months ended June 30, 2017 one customer organization represented 11% of the Company’s total revenue. In the three months ended June 30, 2016, one customer organization represented 13% of the Company’s total revenue, and in the six months ended June 30, 2016, two customer organizations represented 12% each of the Company’s total revenue.  The customers representing significant revenue and accounts receivable concentrations in the three and six months ended June 30, 2017 are consistent with prior periods.

(e)           Significant Accounting Policies

There have been no changes to our significant accounting policies described in our Annual Report.

(f)                                    Recently Issued Accounting Guidance, Not yet Adopted

In May 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Updates (“ASU”) 2017-09, “Compensation-Stock Compensation (Topic 718), Scope of Modification Accounting”, which clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as modifications. The guidance is effective prospectively for interim and annual periods beginning after December 15, 2017 and early adoption is permitted. The Company will adopt this guidance upon its effective date. The Company does not expect the adoption of this guidance to have any material impact on the Company’s financial position, results of operations or cash flows.

In January 2017, the FASB issued ASU 2017-04, “Simplifying the Test for Goodwill Impairment”, which removes the second step of the goodwill impairment test that requires a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. This guidance is effective prospectively for interim and annual reporting periods beginning after December 15, 2019. The Company will adopt this guidance upon its effective date. The Company does not expect the adoption of this guidance to have any material impact on the Company’s financial position, results of operations or cash flows.

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

In November 2016, the FASB issued ASU 2016-18, “Restricted Cash”, which requires a statement of cash flows to explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash and restricted cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This guidance is effective for annual and interim periods beginning after December 15, 2017, and early adoption is permitted. The Company will adopt this guidance upon its effective date.  The restricted cash balances as of June 30, 2017 and December 31, 2016 were $7.4 million and $8.6 million, respectively.

In October 2016, the FASB issued ASU 2016-16, “Intra-Entity Transfers Other Than Inventory”, which requires entities to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. This guidance is effective for annual and interim periods beginning after December 15, 2017, and early adoption is permitted. The Company will adopt this guidance upon its effective date. The Company does not expect the adoption of this guidance to have any material impact on the Company’s financial position, results of operations or cash flows.

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

3. Fair Value Measurements

The Company records certain of its financial assets at fair value on a recurring basis. The Company’s financial instruments, which include cash, cash equivalents, accounts receivable and accounts payable, are recorded at their carrying amounts, which approximate their fair values due to their short-term nature. Restricted cash is short-term and long-term in nature and consists of cash in a savings account, hence its carrying amount approximates its fair value. Marketable securities consist of U.S. treasury securities and high credit quality corporate debt securities. All marketable securities are considered to be available-for-sale and are recorded at their estimated fair values. Unrealized gains and losses for available-for-sale securities are recorded in other comprehensive income (loss).

Impairments are considered to be other than temporary if they are related to deterioration in credit risk or if it is likely that the security will be sold before the recovery of its cost basis. Realized gains and losses and declines in value deemed to be other than temporary are determined based on the specific identification method and are reported in other income (expense), net.

The following tables summarize the Company’s financial assets as of June 30, 2017 and December 31, 2016 by type (in thousands):

	Amortized Cost or Carrying	Net Unrealized	Fair Value Hierarchy as of June 30, 2017			Aggregate Fair
	Value	Losses	Level 1	Level 2	Level 3	Value
Financial Assets:
Cash and cash equivalents:
Money market funds	$81,172	$—	$81,172	$—	$—	$81,172
Total included in cash and cash equivalents	81,172	—	81,172	—	—	81,172
Marketable securities:
U.S. treasury securities	59,939	(138)	59,801	—	—	59,801
Corporate debt securities	137,286	(56)	—	137,230	—	137,230
Total marketable securities	197,225	(194)	59,801	137,230	—	197,031
Total financial assets	$278,397	$(194)	$140,973	$137,230	$—	$278,203

There were no marketable securities as of December 31, 2016.

	Carrying	Fair Value Hierarchy as of December 31, 2016			Aggregate Fair
	Value	Level 1	Level 2	Level 3	Value Total
Financial Assets:
Money market funds (included in cash and cash equivalents)	$274,135	$274,135	$—	$—	$274,135
Total financial assets	$274,135	$274,135	$—	$—	$274,135

The Company classifies its marketable securities as current assets as they are available for current operating needs. The following table summarizes the contractual maturities of marketable securities as of June 30, 2017 (in thousands):

	Amortized	Aggregate Fair
	Cost	Value
Financial Assets:
Less than one year	$142,024	$141,936
One to two years	55,201	55,095
Total	$197,225	$197,031

For fixed income securities that had unrealized losses as of June 30, 2017, the Company has determined that no other-than-temporary impairment existed. As of June 30, 2017, all securities in an unrealized loss position have been in an unrealized loss position for less than one year.  Interest earned on marketable securities in the three and six months ended June 30, 2017 was $0.6 million and $1.1 million, respectively, and is recorded as other income (expense), net, in the accompanying condensed consolidated statements of operations.

4. Property and Equipment

Property and equipment consisted of the following (in thousands):

	As of June 30, 2017	As of December 31, 2016

Capitalized software development costs	$38,109	$28,661
Leasehold improvements	14,102	14,063
Office equipment	7,881	5,729
Furniture and fixtures	1,817	1,576
Software	1,484	968
Total property and equipment	63,393	50,997
Less: accumulated depreciation and amortization	(19,310)	(13,445)
Total property and equipment, net	$44,083	$37,552

Depreciation and amortization expense was $3.1 million and $5.9 million for the three and six months ended June 30, 2017, respectively, and $1.6 million and $3.0 million for the three and six months ended June 30, 2016, respectively.

The Company capitalized $5.2 million and $9.5 million of software development costs in the three and six months ended June 30, 2017, respectively, and $3.3 million and $6.1 million in the three and six months ended June 30, 2016, respectively. Of this amount, the stock-based compensation expense was $0.9 million and $1.6 million in the three and six months ended June 30, 2017, respectively, and $0.4 million and $0.7 million in the three and six months ended June 30, 2016, respectively.

Amortization of capitalized software development costs was $1.9 million and $3.7 million in the three and six months ended June 30, 2017, respectively, and $1.2 million and $2.3 million in the three and six months ended June 30, 2016, respectively.

5. Recent Acquisition

On February 6, 2017, the Company completed its acquisition of a messaging provider based in Sweden specializing in messaging and SMS solutions, for a total purchase price of $23.0 million, paid in cash, of which $5.0 million was held in escrow.  The escrow will continue for 18 months after the transaction closing date and may be extended under certain circumstances.

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

The following table presents the preliminary purchase price allocation recorded in the Company’s condensed consolidated balance sheet on the acquisition date, and as subsequently adjusted during the three months ended June 30, 2017 (in thousands):

Total
Net tangible liabilities	$(3,326)
Goodwill(1)	12,588
Intangible assets(2)	13,700
Total purchase price	$22,962

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

(2)                                     Identifiable finite-lived intangible assets were comprised of the following:

	Total	Estimated life (in years)
Developed technology	$5,000	4
Customer relationships	6,100	7-8
Supplier relationships	2,600	5
Total intangible assets acquired	$13,700

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

Pro forma results of operations for this acquisition have not been presented as the financial impact to the Company’s condensed consolidated financial statements is immaterial.

6. Intangible Assets

Goodwill

Goodwill balance as of June 30, 2017 and December 31, 2016 was as follows:

Total
Balance as of December 31, 2016	$3,565
Goodwill recorded in connection with the recent acquisition	12,688
Measurement period adjustment	(100)
Effect of exchange rate changes	797
Balance as of June 30, 2017	$16,950

Intangible assets

Intangible assets consisted of the following (in thousands):

	As of June 30, 2017
	Gross	Accumulated Amortization	Net
Amortizable intangible assets:
Developed technology	$14,709	$(3,213)	$11,496
Customer relationships	6,877	(522)	6,355
Supplier relationships	2,761	(215)	2,546
Trade name	60	(60)	—
Patent	1,711	(79)	1,632
Total amortizable intangible assets	26,118	(4,089)	22,029
Non-amortizable intangible assets:
Domain names	32	—	32
Trademarks	263	—	263
Total	$26,413	$(4,089)	$22,324

	As of December 31, 2016
	Gross	Accumulated Amortization	Net
Amortizable intangible assets:
Developed technology	$9,400	$(1,140)	$8,260
Customer relationships	400	(148)	252
Trade name	60	(56)	4
Patent	1,512	(55)	1,457
Total amortizable intangible assets	11,372	(1,399)	9,973
Non-amortizable intangible assets:
Domain names	32	—	32
Trademarks	263	—	263
Total	$11,667	$(1,399)	$10,268

Amortization expense was $1.5 million and $2.7 million for the three and six months ended June 30, 2017, respectively, and $0.1 million and $0.3 million for the three and six months ended June 30, 2016, respectively.

Total estimated future amortization expense was as follows (in thousands):

As of June 30, 2017
2017 (remaining 6 months)	$3,733
2018	5,478
2019	5,077
2020	2,646
2021	1,513
Thereafter	3,582
Total	$22,029

7. Accrued Expenses and Other Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	As of June 30,	As of December 31,
	2017	2016
Accrued payroll and related	$4,271	$3,133
Accrued bonus and commission	2,518	2,251
Accrued cost of revenue	12,657	8,741
Sales and other taxes payable	18,147	28,795
ESPP contributions	1,261	4,364
Deferred rent	606	1,250
Accrued other expense	11,091	10,774
Total accrued expenses and other current liabilities	$50,551	$59,308

Long-term liabilities consisted of the following (in thousands):

	As of June 30,	As of December 31,
	2017	2016
Deferred rent	$9,475	$9,387
Deferred tax liability	2,679	—
Accrued other expense	284	156
Total other long-term liabilities	$12,438	$9,543

8. Supplemental Balance Sheet Information

A roll-forward of the Company’s reserves is as follows (in thousands):

(a)         Allowance for doubtful accounts (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Balance, beginning of period	$770	$651	$1,076	$486
Additions	210	544	282	847
Write-offs	(57)	(400)	(435)	(538)
Balance, end of period	$923	$795	$923	$795

(b)  Sales credit reserve (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Balance, beginning of period	$818	$649	$544	$714
Additions	421	357	972	843
Deductions against reserve	(505)	(354)	(782)	(905)
Balance, end of period	$734	$652	$734	$652

9. Revenue by Geographic Area

Revenue by geographic area is based on the IP address at the time of registration. The following table sets forth revenue by geographic area (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue by geographic area:
United States	$75,103	$54,485	$145,201	$104,993
International	20,767	10,025	38,041	18,857
Total	$95,870	$64,510	$183,242	$123,850
Percentage of revenue by geographic area:
United States	78%	84%	79%	85%
International	22%	16%	21%	15%

10. Commitments and Contingencies

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

Rent expense was $2.1 million and $4.0 million for the three and six months ended June 30, 2017, respectively, and $2.0 million and $3.0 million for the three and six months ended June 30, 2016, respectively.

Future minimum lease payments under non-cancelable operating leases were as follows (in thousands):

Year Ending December 31:	As of June 30, 2017
2017 (remaining six months)	$3,884
2018	7,193
2019	7,330
2020	7,059
2021	7,033
Thereafter	16,052
Total minimum lease payments	$48,551

(b)                                 Legal Matters

On April 30, 2015, Telesign Corporation, or Telesign, filed a lawsuit against the Company in the United States District Court, Central District of California (“Telesign I”). Telesign alleges that the Company is infringing three U.S. patents that it holds: U.S. Patent No. 8,462,920 (“‘920”), U.S. Patent No. 8,687,038 (“‘038”) and U.S. Patent No. 7,945,034 (“‘034”). The patent infringement allegations in the lawsuit relate to the Company’s Programmable Authentication products, its two-factor authentication use case and an API tool to find information about a phone number. The Company has petitioned the U.S. Patent and Trademark Office (“U.S. PTO”) for inter partes review of the patents at issue. On March 9, 2016, the District Court stayed the court case pending the resolution of those proceedings. On June 28, 2016, the U.S. PTO instituted the inter partes review of the ‘034 patent, briefing on which has now begun, including Telesign’s contingent motion to amend the ‘034 patent. On July 8, 2016, the U.S. PTO denied the Company’s petition for inter partes review of the ‘920 and ‘038 patents. The Company subsequently petitioned for rehearing on this decision, and the request for rehearing was fully briefed by both parties on October 11, 2016. On July 20, 2016, Telesign applied to the court to lift the stay on Telesign I. The Company opposed the request, and on September 15, 2016, the court denied the request to lift the stay on Telesign I. On November 15, 2016, the U.S. PTO denied the Company’s request for rehearing on the denied petitions for inter partes review. On December 20, 2016, the Company filed a reply to Telesign’s opposition to the ‘034 inter partes review and simultaneously filed an opposition to Telesign’s motion to amend the ‘034 patent. On January 23, 2017 Telesign filed its reply to the Company’s opposition to the motion to amend. After the U.S. PTO held its hearing on the ‘034 patent inter partes review, on June 26, 2017, it upheld the patentability of the ‘034 patent, adopting Telesign’s narrow construction of its patent.

On March 28, 2016, Telesign filed a second lawsuit against the Company in the United States District Court, Central District of California (“Telesign II”), alleging infringement of U.S. Patent No. 9,300,792 (“‘792”) held by Telesign. The ‘792 patent is in the same patent family as the ‘920 and ‘038 patents asserted in Telesign I, and the infringement allegations in Telesign II relate to the Company’s Programmable Authentication products and its two-factor authentication use case. On May 23, 2016, the Company moved to dismiss the complaint in Telesign II. On August 3, 2016, the United States District Court, Central District of California, issued an order granting Twilio’s motion to dismiss Telesign’s complaint with leave to amend. Telesign filed an amended complaint on September 2, 2016 and the Company moved to dismiss the amended complaint on September 16, 2016. On November 7, 2016, the Company’s motion to dismiss was denied, and the Company filed its answer to the first amended complaint on November 21, 2016. On February 27, 2017, Twilio’s petition for review of the Covered Business Method of the ‘792 patent was denied.  On March 8, 2017 the U.S. PTO issued an order instituting the inter partes review for the ‘792 patent.  On March 15, 2017, Twilio filed a motion to consolidate and stay related cases pending the conclusion of the now instituted ‘792 patent inter partes review. On May 16, 2017, the court issued an order to consolidate the Telesign I and Telesign II matters and stay the consolidated case until the completion of the inter partes review of the ‘792 patent. With respect to each of the patents asserted in Telesign I and Telesign II, the complaints seek, among other things, to enjoin the Company from allegedly infringing the patents, along with damages for lost profits.

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

On February 18, 2016, a putative class action complaint was filed in the Alameda County Superior Court in California, entitled Angela Flowers v. Twilio Inc. The complaint alleges that the Company’s products permit the interception, recording and disclosure of communications at a customer’s request and are in violation of the California Invasion of Privacy Act. The complaint seeks injunctive relief as well as monetary damages. On May 27, 2016, the Company filed a demurrer to the complaint. On August 2, 2016, the court issued an order denying the demurrer in part and granted it in part, with leave to amend by August 18, 2016 to address any claims under California’s Unfair Competition Law. The plaintiff opted not to amend the complaint. Discovery has already begun, and will continue until September 2017, when the plaintiff must file its motion for class certification.

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

As of June 30, 2017 and December 31, 2016, no amounts had been accrued.

(d)                                 Other taxes

The Company conducts operations in many tax jurisdictions throughout the United States. In many of these jurisdictions, non-income-based taxes, such as sales and use and telecommunications taxes are assessed on the Company’s operations. Prior to March 2017, the Company has not billed or collected these taxes from its customers and, in accordance with U.S. GAAP, has recorded a provision for its tax exposure in these jurisdictions when it is both probable that a liability has been incurred and the amount of the exposure can be reasonably estimated. Effective March 2017, the Company began collecting these taxes from customers in certain jurisdictions and intends to begin collecting in other jurisdictions in the near term. As a result, the Company recorded a liability of $29.0 million and $28.8 million as of March 31, 2017 and December 31, 2016, respectively. These estimates include several key assumptions including, but not limited to, the taxability of the Company’s services, the jurisdictions in which its management believes it has nexus, and the sourcing of revenues to those jurisdictions. Simultaneously, the Company was and continues to be in discussions with certain states regarding its prior state sales and other taxes that the Company may owe.

During the three months ended June 30, 2017, the Company revised its estimates of its tax exposure based on settlements reached with various states indicating that certain revisions to the key assumptions including, but not limited to, the sourcing of revenue and the taxability of the Company’s services were appropriate in the current period. In the three and six months ended June 30, 2017, total impact of these changes on the net loss attributable to common stockholders was a reduction of $12.2 million and $13.1 million, respectively, or $0.13 per share and $0.15 per share, respectively.  As of June 30, 2017, the total liability related to these taxes was $18.1 million.

In the event other jurisdictions challenge management’s assumptions and analysis, the actual exposure could differ materially from the current estimates.

11. Stockholders’ Equity

(a)                                 Preferred Stock

As of June 30, 2017, the Company had authorized 100,000,000 shares of preferred stock, par value $0.001, of which no shares were issued and outstanding.

(b)                                 Common Stock

As of June 30, 2017 and December 31, 2016, the Company had authorized 1,000,000,000 shares of Class A common stock and 100,000,000 shares of Class B common stock, each par value $0.001 per share.  As of June 30, 2017, 63,294,892 shares of Class A common stock and 28,538,987 shares of Class B common stock were issued and outstanding. As of December 31, 2016, 49,996,410 shares of Class A common stock and 37,252,138 shares of Class B common stock were issued and outstanding.

The Company had reserved shares of common stock for issuance as follows:

	As of June 30,	As of December 31,
	2017	2016
Stock options issued and outstanding	12,491,714	14,649,276
Nonvested restricted stock units issued and outstanding	3,686,232	2,034,217
Common stock reserved for Twilio.org	680,397	680,397
Stock-based awards available for grant under 2016 Plan	12,275,226	10,143,743
Common stock reserved for issuance under 2016 ESPP	227,462	597,038
Total	29,361,031	28,104,671

12. Stock-Based Compensation

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

Under the 2016 Plan, the stock options are granted at a price per share not less than 100% of the fair market value per share of the underlying common stock on the date of grant. Under both plans, stock options generally expire 10 years from the date of grant and vest over periods determined by the board of directors. The vesting period for options and restricted stock units is generally a four-year term from the date of grant, at a rate of 25% after one year, then monthly or quarterly, respectively, on a straight-line basis thereafter. In July 2017, the Company began granting restricted stock units to existing employees that vest in equal quarterly installments over a four year service period.

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

In the three months ended June 30, 2017, 580,705 shares of the Company’s Class A common stock were purchased under the 2016 ESPP and 227,462 shares are expected to be purchased in the fourth quarter of 2017.  As of June 30, 2017, total unrecognized compensation cost related to the 2016 ESPP was $1.0 million, which will be amortized over a weighted-average period of 0.38 years.

Stock option activity under the 2008 Plan and the 2016 Plan during the three months ended June 30, 2017 was as follows:

Stock Options

	Number of options outstanding	Weighted- average exercise price (per share)	Weighted- average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Outstanding options as of December 31, 2016	14,649,276	$6.14	7.52	$332,716
Granted	1,443,335	31.06
Exercised	(3,852,317)	4.71
Forfeited and cancelled	(303,580)	8.77
Outstanding options as of June 30, 2017	11,936,714	$9.54	7.61	$237,018
Options vested and exercisable as of June 30, 2017	5,198,210	$5.12	6.79	$124,708

Aggregate intrinsic value represents the difference between the fair value of the Company’s common stock and the exercise price of outstanding “in-the-money” options. Prior to the IPO, the fair value of the Company’s common stock was estimated by the Company’s board of directors. After the IPO, the fair value of the Company’s common stock is the Company’s Class A common stock price as reported on the New York Stock Exchange. The aggregate intrinsic value of stock options exercised was $22.5 million and $100.7 million for the three and six months ended June 30, 2017, respectively, and $8.3 million and $11.3 million for the three and six months ended June 30, 2016, respectively.

The total estimated grant date fair value of options vested was $4.6 million and $8.7 million for the three and six months ended June 30, 2017, respectively, and $3.1 million and $6.1 million for the three and six months ended June 30, 2016, respectively. The weighted-average grant-date fair value of options granted was $11.46 and $13.48 for the three and six months ended June 30, 2017, respectively, and $5.73 and $5.52 for the three and six months ended June 30, 2016, respectively.

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

	Number of options outstanding	Weighted- average exercise price (per share)	Weighted- average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Outstanding options as of December 31, 2016	—	$—	—	$—
Granted	555,000	31.72
Exercised	—	—
Forfeited and cancelled	—	—
Outstanding options as of June 30, 2017	555,000	$31.72	6.66	$—
Options vested and exercisable as of June 30, 2017	—	$—	—	$—

As of June 30, 2017, total unrecognized compensation cost related to all non-vested stock options was $44.2 million, which will be amortized over a weighted-average period of 2.3 years.

Restricted Stock Units

	Number of awards outstanding	Weighted- average grant date fair value (per share)	Aggregate intrinsic value (in thousands)
Nonvested RSUs as of December 31, 2016	2,034,217	$32.66	$58,687
Granted	1,952,994	28.52
Vested	(163,903)	12.40
Forfeited and cancelled	(137,076)	23.10
Nonvested RSUs as of June 30, 2017	3,686,232	$31.71	$107,237

As of June 30, 2017, total unrecognized compensation cost related to nonvested RSUs was $99.6 million, which will be amortized over a weighted-average period of 3.32 years.

Equity Awards Granted to Nonemployees

In September 2016, the Company granted 30,255 restricted stock units to a nonemployee. The award is vested upon the satisfaction of a service condition over two years starting in August 2015. The stock-based compensation expense recorded for this award during the three and six months ended June 30, 2017 was $0.1 million and $0.2 million, respectively.

As of June 30, 2017, total unrecognized compensation cost related to the nonvested nonemployee award was $0.1 million, which will be amortized over a weighted average period of 0.2 years.

Early Exercises of Nonvested Options

As of June 30, 2017 and December 31, 2016, the Company recorded a liability of $0.2 million and $0.3 million for 27,844 and 49,580 unvested shares, respectively, that were early exercised by employees and were subject to repurchase at the respective period end. These amounts are reflected in current and non-current liabilities on the Company’s consolidated balance sheets.

Valuation Assumptions

The fair value of employee stock options under our equity incentive plans and purchase rights under the ESPP was estimated on the date of grant using the following assumptions in the Black-Scholes option pricing model:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Employee Stock Options:
Fair value of common stock	$24.77	$10.30-$15.00	$24.77 -$31.96	$10.09-$15.00
Expected term (in years)	6.08	6.08	6.08	6.08
Expected volatility	46.1%	51.4%-52.2%	46.1%-47.6%	51.4%-53.0%
Risk-free interest rate	1.9%	1.3%-1.4%	1.9%-2.1%	1.3%-1.5%
Dividend rate	0%	0%	0%	0%

Employee Stock Purchase Plan:
Expected term (in years)	0.5	0.90	0.5	0.90
Expected volatility	33.2%	52%	33.2%	52%
Risk-free interest rate	1.1%	0.6%	1.1%	0.6%
Dividend rate	0%	0%	0%	0%

The following assumptions were used in the Monte Carlo simulation model to estimate the fair value and the derived service period of the performance options:

Asset volatility	40%
Equity volatility	45%
Discount rate	14%
Stock price at grant date	$31.72

Stock-Based Compensation Expense

The Company recorded the total stock-based compensation expense as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Cost of revenue	$142	$28	$280	$51
Research and development	5,710	2,379	10,194	3,895
Sales and marketing	2,363	1,116	4,358	1,850
General and administrative	4,185	1,453	6,953	2,205
Total	$12,400	$4,976	$21,785	$8,001

13. Net Loss per Share Attributable to Common Stockholders

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

The following table sets forth the calculation of basic and diluted net loss per share attributable to common stockholders during the periods presented (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net loss attributable to common stockholders	$(7,109)	$(10,994)	$(21,336)	$(17,462)
Weighted-average shares used to compute basic and diluted net loss per share attributable to common stockholders	90,873,305	24,261,903	89,722,874	20,872,550
Net loss per share attributable to common stockholders, basic and diluted	$(0.08)	$(0.45)	$(0.24)	$(0.84)

The following outstanding shares of common stock equivalents were excluded from the calculation of diluted net loss per share attributable to common stockholders because their effect would have been anti-dilutive:

	As of June 30,
	2017	2016

Issued and outstanding options	12,491,714	16,918,789
Nonvested RSUs issued and outstanding	3,686,232	891,008
Common stock reserved for Twilio.org	680,397	780,397
Shares committed under 2016 ESPP	227,462	583,950
Unvested shares subject to repurchase	27,844	130,749
Total	17,113,649	19,304,893

14. Transactions with Investors

In 2015, two of the Company’s vendors participated in the Company’s Series E convertible preferred stock financing and owned approximately 2.0% and 1.0%, respectively, of the Company’s outstanding Class B common stock as of each of June 30, 2017, and December 31, 2016. The amount of software services the Company purchased from the first vendor was $4.8 million and $9.4 million for the three and six months ended June 30, 2017, respectively, and $3.4 million and $6.5 million during the three and six months ended June 30, 2016, respectively. The net amount due from this vendor as of June 30, 2017 was $0.5 million.  The amounts due to or from this vendor as of December 31, 2016 were insignificant.

The amount of services the Company purchased from the second vendor was $0.2 million and $0.4 million for the three and six months ended June 30, 2017, respectively, and $0.1 million and $0.2 million for the three and six months ended June 30, 2016, respectively. The net amount due from this vendor as of June 30, 2017 was $0.1 million. The amount due to or from this vendor as of December 31, 2016 were insignificant.

15. Employee Benefit Plan

The Company sponsors a 401(k) defined contribution plan covering all employees. The employer contribution to the plan was $0.4 million and $1.3 million in the three and six months ended June 30, 2017, respectively, and $0.2 million and $0.7 million in the three and six months ended June 30, 2016, respectively

* * * * * *

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

Overview

We are the leader in the Cloud Communications Platform category. We enable developers to build, scale and operate real-time communications within their software applications via our simple-to-use Application Programming Interfaces, or APIs. The power, flexibility, and reliability offered by our software building blocks empowers companies of virtually every shape and size to build world-class engagement into their customer experience.

Our platform consists of three layers: our Engagement Cloud, Programmable Communications Cloud and Super Network. Our Engagement Cloud software is a set of APIs that handles the higher-level communication logic needed for nearly every type of customer engagement. These APIs are focused more on what a developer is looking to accomplish, rather than how to do it, thereby allowing our customers to more quickly and easily build better ways to engage with their customers. Our Programmable Communications Cloud software is a set of APIs that enables developers to embed voice, messaging and video capabilities into their applications. The Super Network is our software layer that allows our customers’ software to communicate with connected devices globally. It interconnects with communications networks around the world and continually analyzes data to optimize the quality and cost of communications that flow through our platform. The Super Network also contains a set of API’s giving our customers access to more foundational components of our platform, like phone numbers.

As of June 30, 2017, our customers’ applications that are embedded with our products could reach users via voice, messaging and video in nearly every country in the world, and our platform offered customers local telephone numbers in over 70 countries and text-to-speech functionality in 26 languages. We support our global business through 26 cloud data centers in eight regions around the world and have developed contractual relationships with network service providers globally.

Our business model is primarily focused on reaching and serving the needs of software developers, who we believe are becoming increasingly influential in technology decisions in a wide variety of companies. We call this approach our Business Model for Innovators, which empowers developers by reducing friction and upfront costs, encouraging experimentation, and enabling developers to grow as customers as their ideas succeed. We established and maintain our leadership position by engaging directly with, and cultivating, our developer community, which has led to the rapid adoption of our platform. We reach developers through community events and conferences, including our SIGNAL developer conferences, to demonstrate how every developer can create differentiated applications incorporating communications using our products.

Once developers are introduced to our platform, we provide them with a low-friction trial experience. By accessing our easy-to-adopt APIs, extensive self-service documentation and customer support team, developers build our products into their applications and then test such applications through free trials. Once they have decided to use our products beyond the initial free trial period, customers provide their credit card information and only pay for the actual usage of our products. Historically, we have acquired the substantial majority of our customers through this self-service model. As customers expand their usage of our platform, our relationships with them often evolve to include business leaders within their organizations. Once our customers reach a certain spending level with us, we support them with account executives or customer success advocates within our sales organization to ensure their satisfaction and expand their usage of our products.

When potential customers do not have the available developer resources to build their own applications, we refer them to our network of Solution Partners, who embed our products in their solutions, such as software for contact centers, sales force automation and marketing automation that they sell to other businesses.

We are supplementing our self-service model with a sales effort aimed at engaging larger potential customers, strategic leads and existing customers through an enterprise sales approach. We have supplemented this sales effort with the Twilio Enterprise Plan, which provides new capabilities for advanced security, access management and granular administration targeted at the needs of enterprise scale customers. Our sales organization works with technical and business leaders who are seeking to leverage software to drive competitive differentiation. As we educate these leaders on the benefits of developing applications that incorporate our products to differentiate their business, they often consult with their developers regarding implementation. We believe that developers are often advocates for our products as a result of our developer-focused approach. Our sales organization includes sales development, inside sales, field sales, sales engineering and customer success personnel.

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

We have achieved significant growth in recent periods. For the three months ended June 30, 2017 and 2016, our revenue was $95.9 million and $64.5 million, respectively. In the three months ended June 30, 2017 and 2016, our 10 largest Active Customer Accounts generated an aggregate of 21% and 31% of our revenue, respectively. For the three months ended June 30, 2017 and 2016, among our 10 largest Active Customer Accounts we had three Variable Customer Accounts in each period representing 8% and 12% of our revenue, respectively. For the three months ended June 30, 2017 and 2016, our Base Revenue was $87.6 million and $56.4 million, respectively. We incurred a net loss of $7.1 million and $11.0 million for the three months ended June 30, 2017 and 2016, respectively. See the section titled “—Key Business Metrics—Base Revenue” for a discussion of Base Revenue. As we previously disclosed, revenue from Uber, our largest Base Customer Account, decreased on a sequential basis in the last two quarters. This was due to a combination of product usage decreases and certain price adjustments that were made by us as a result of Uber’s high volume growth. These changes were implemented in the latter part of this quarter.  Accordingly, we expect our revenue from Uber to further decline in future periods, which has and will continue to negatively impact our revenue growth rates and our Dollar-Based Net Expansion Rate for upcoming periods.

Key Business Metrics

	Three Months Ended June 30,
	2017	2016
Number of Active Customer Accounts (as of period end date)	43,431	30,780
Base Revenue (in thousands)	$87,583	$56,370
Base Revenue Growth Rate	55%	84%
Dollar-Based Net Expansion Rate	131%	164%

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

In the three months ended June 30, 2017 and 2016, revenue from Active Customer Accounts represented over 99% of total revenue in each period.

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

In the three months ended June 30, 2017 and 2016, we had six and nine Variable Customer Accounts, which represented 9% and 13%, respectively, of our total revenue.

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

Key Components of Statements of Operations

Revenue.  We derive our revenue primarily from usage-based fees earned from customers using the software products within our Engagement Cloud and Programmable Communications Cloud. These usage-based software products include our Programmable Voice, Programmable Messaging and Programmable Video products. Some examples of the usage-based fees for which we charge include minutes of call duration activity for our Programmable Voice products, number of text messages sent or received using our Programmable Messaging products and number of authentications for our Programmable Authentication product. In both the three months ended June 30, 2017 and 2016, we generated 83% of our revenue from usage-based fees. We also earn monthly flat fees from certain fee-based products, such as telephone numbers and customer support.

Customers typically pay up-front via credit card in monthly prepaid amounts and draw down their balances as they purchase or use our products. As customers grow their usage of our products they automatically receive tiered usage discounts. Our larger customers often enter into contracts, for at least 12 months, which contain minimum revenue commitments, which may contain more favorable pricing. Customers on such contracts typically are invoiced monthly in arrears for products used.

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

Our general and administrative expenses include a significant amount of sales and other taxes to which we are subject based on the manner we sell and deliver our products. Prior to March 2017, we have not collected such taxes from our customers and have therefore recorded such taxes as general and administrative expenses. Effective March 2017, we began collecting these taxes from customers in certain jurisdictions and intend to begin collecting in other jurisdictions in the near term. We expect that these expenses will decline in future years as we continue collecting these taxes from our customers.

Provision for Income Taxes.  Our income tax provision or benefit for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items occurring in the quarter. The primary difference between our effective tax rate and the federal statutory rate relates to the net operating losses in jurisdictions with a valuation allowance or a zero tax rate.

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

	Three Months Ended June 30,
	2017	2016
	(In thousands)
Reconciliation:
Gross profit	$53,537	$36,307
Non-GAAP adjustments:
Stock-based compensation	142	28
Amortization of acquired intangibles	1,182	70
Non-GAAP gross profit	$54,861	$36,405
Non-GAAP gross margin	57%	56%

Non-GAAP Operating Expenses.  We define non-GAAP operating expenses (including categories of operating expenses) as GAAP operating expenses (and categories of operating expenses) adjusted to exclude, as applicable, stock-based compensation, amortization of acquired intangibles, acquisition-related expenses, release of tax liability upon obligation settlement and estimate revisions and payroll taxes related to stock-based compensation.

	Three Months Ended June 30,
	2017	2016
	(In thousands)
Reconciliation:
Operating expenses	$60,607	$47,160
Non-GAAP adjustments:
Stock-based compensation	(12,258)	(4,948)
Amortization of acquired intangibles	(260)	(66)
Acquisition related expenses	(58)	—
Release of tax liability upon obligation settlement and estimate revisions	12,161	—
Payroll taxes related to stock-based compensation	(604)	—
Non-GAAP operating expenses	$59,588	$42,146

Non-GAAP Loss from Operations and Non-GAAP Operating Margin.  We define non-GAAP loss from operations and non-GAAP operating margin as GAAP loss from operations and GAAP operating margin, respectively, adjusted to exclude stock-based compensation, amortization of acquired intangibles, acquisition-related expenses, release of tax liability upon obligation settlement and estimate revisions and payroll taxes related to stock-based compensation.

	Three Months Ended June 30,
	2017	2016
	(In thousands)
Reconciliation:
Loss from operations	$(7,070)	$(10,853)
Non-GAAP adjustments:
Stock-based compensation	12,400	4,976
Amortization of acquired intangibles	1,442	136
Acquisition related expenses	58	—
Release of tax liability upon obligation settlement and estimate revisions	(12,161)	—
Payroll taxes related to stock-based compensation	604	—
Non-GAAP loss from operations	$(4,727)	$(5,741)
Non-GAAP operating margin	(5)%	(9)%

Results of Operations

The following tables set forth our results of operations for the periods presented and as a percentage of our total revenue for those periods. The period-to-period comparison of our historical results are not necessarily indicative of the results that may be expected in the future.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In thousands)
Revenue	$95,870	$64,510	$183,242	$123,850
Cost of revenue(1) (2)	42,333	28,203	79,619	55,030
Gross profit	53,537	36,307	103,623	68,820
Operating expenses:
Research and development(1) (2)	29,714	17,369	56,236	32,233
Sales and marketing(1)	26,153	18,156	47,269	31,578
General and administrative(1) (2)	4,740	11,635	21,943	22,228
Total operating expenses	60,607	47,160	125,448	86,039
Loss from operations	(7,070)	(10,853)	(21,825)	(17,219)
Other income (expenses), net	471	(28)	969	(46)
Loss before provision for income taxes	(6,599)	(10,881)	(20,856)	(17,265)
Provision for income taxes	(510)	(113)	(480)	(197)
Net loss attributable to common stockholders	$(7,109)	$(10,994)	$(21,336)	$(17,462)

(1)                                     Includes stock-based compensation expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In thousands)
Cost of revenue	$142	$28	$280	$51
Research and development	5,710	2,379	10,194	3,895
Sales and marketing	2,363	1,116	4,358	1,850
General and administrative	4,185	1,453	6,953	2,205
Total	$12,400	$4,976	$21,785	$8,001

(2)                                     Includes amortization of acquired intangible assets as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In thousands)
Cost of revenue	$1,182	$70	$2,179	$140
Research and development	38	38	76	76
Sales and marketing	202	—	319	—
General and administrative	20	28	44	55
Total	$1,442	$136	$2,618	$271

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Consolidated Statements of Operations, as a percentage of revenue:**
Revenue	100%	100%	100%	100%
Cost of revenue	44	44	43	44
Gross profit	56	56	57	56
Operating expenses:
Research and development	31	27	31	26
Sales and marketing	27	28	26	25
General and administrative	5	18	12	18
Total operating expenses	63	73	68	69
Loss from operations	(7)	(17)	(12)	(14)
Other income (expenses), net	*	*	*	*
Loss before provision for income taxes	(7)	(17)	(12)	(14)
Provision for income taxes	(1)	*	*	*
Net loss attributable to common stockholders	(8)%	(17)%	(12)%	(14)%

*                                         Less than 0.5% of revenue.

**                            Columns may not add up to 100% due to rounding.

Comparison of the Three Months Ended June 30, 2017 and 2016

Revenue

	Three Months Ended June 30,
	2017	2016	Change
	(Dollars in thousands)
Base Revenue	$87,583	$56,370	$31,213	55%
Variable Revenue	8,287	8,140	147	2%
Total revenue	$95,870	$64,510	$31,360	49%

In the three months ended June 30, 2017, Base Revenue increased by $31.2 million, or 55%, compared to the same period last year, and represented 91% and 87% of total revenue in the three months ended June 30, 2017 and 2016, respectively. This increase was primarily attributable to an increase in the usage of all our products, particularly our Programmable Messaging products and Programmable Voice products, and the adoption of additional products by our existing customers. This increase was partially offset by pricing decreases that we have implemented over time for our customers in the form of lower usage prices in an effort to increase the reach and scale of our platform. The changes in usage and price were reflected in our Dollar-Based Net Expansion Rate of 131%. The increase in usage was also attributable to a 41% increase in the number of Active Customer Accounts, from 30,780 as of June 30, 2016 to 43,431 as of June 30, 2017. As we previously disclosed, revenue from Uber, our largest Base Customer Account, decreased this quarter. This was due to a combination of product usage decreases and certain price adjustments that were made by us as a result of Uber’s high volume growth. These changes were implemented in the latter part of this quarter.  Accordingly, we expect our revenue from Uber to further decline in future periods, which has and will continue to negatively impact our revenue growth rates and our Dollar-Based Net Expansion Rate for upcoming periods.

In the three months ended June 30, 2017, Variable Revenue increased by $0.1 million, or 2%, compared to the same period last year, and represented 9% and 13% of total revenue in the three months ended June 30, 2017 and 2016, respectively. This increase was primarily attributable to the fluctuating nature of our Variable Customer Accounts. As these customers increase or decrease their usage of our products, Variable Revenue also varies from period to period.

U.S. revenue and international revenue represented $75.1 million, or 78%, and $20.8 million, or 22%, respectively, of total revenue in the three months ended June 30, 2017, compared to $54.5 million, or 84%, and $10.0 million, or 16%, respectively, of total revenue in the three months ended June 30, 2016. This increase in international revenue is attributable to the growth in usage of our products, particularly our Programmable Messaging and Programmable Voice products, by our existing international Active Customer Accounts; a 52% increase in the number of international Active Customer Accounts, excluding the recent acquisition, driven in part by our focus on expanding our sales to customers outside of the United States; and our recent acquisition. We opened two offices outside of the United States between June 30, 2016 and June 30, 2017.

Cost of Revenue and Gross Margin

	Three Months Ended June 30,
	2017	2016	Change
	(Dollars in thousands)
Cost of revenue	$42,333	$28,203	$14,130	50%
Gross margin	56%	56%

In the three months ended June 30, 2017, cost of revenue increased by $14.1 million, or 50%, compared to the same period last year. The increase in cost of revenue was primarily attributable to an $11.4 million increase in network service providers’ fees, a $1.1 million increase in cloud infrastructure fees to support the growth in usage of our products and a $1.5 million increase in amortization expense related to our internal-use software and acquired intangible assets.

Operating Expenses

	Three Months Ended June 30,
	2017	2016	Change
	(Dollars in thousands)
Research and development	$29,714	$17,369	$12,345	71%
Sales and marketing	26,153	18,156	7,997	44%
General and administrative	4,740	11,635	(6,895)	(59)%
Total operating expenses	$60,607	$47,160	$13,447	29%

In the three months ended June 30, 2017, research and development expenses increased by $12.3 million, or 71%, compared to the same period last year. The increase was primarily attributable to a $9.1 million increase in personnel costs, net of a $2.0 million increase in capitalized software development costs, largely as a result of a 51% average increase in our research and development headcount due to our continued focus on product development and enhancement. The increase was also due in part to a $0.6 million increase in outsourced engineering services, a $0.5 million increase in cloud infrastructure fees to support the staging and development of our products, a $0.4 million increase in amortization expense related to our internal-use software and acquired intangible assets, a $0.3 million increase in other professional fees, a $0.2 million increase in facilities expenses to accommodate our headcount growth and a $0.2 million increase related to employee travel.

In the three months ended June 30, 2017, sales and marketing expenses increased by $8.0 million, or 44%, compared to the same period last year. The increase was primarily attributable to a $5.8 million increase in personnel costs, largely as a result of a 42% average increase in sales and marketing headcount as we continued to expand our sales efforts in the United States and internationally, a $0.4 million increase in marketing and advertising costs, a $0.5 million increase in credit card processing fees due to increased volume, a $0.3 million increase in professional fees, a $0.2 million increase in facilities expenses to accommodate our headcount growth, a $0.2 million increase in amortization expense related to our acquired intangible assets and a $0.2 million increase related to our SIGNAL conference.

In the three months ended June 30, 2017, general and administrative expenses decreased by $6.9 million, or 59%, compared to the same period last year. The decrease was primarily attributable to a $12.2 million release of tax liability upon certain obligation settlements and estimate revisions, discussed in detail in Note 10 (d) of the condensed consolidated financial statements included elsewhere in this quarterly report on Form 10-Q, and a $1.2 million decrease in the state and other taxes expense. This decrease was partially offset by a $4.2 million increase in personnel costs, largely as a result of a 25% average increase in headcount to support the growth of our business, a $0.5 million increase in facilities and related expenses, and a $1.2 million increase in professional services fees primarily related to our operations as a public company and our ongoing litigation matters.

Comparison of the Six Months Ended June 30, 2017 and 2016

Revenue

	Six Months Ended June 30,
	2017	2016	Change
	(Dollars in thousands)
Base Revenue	$168,226	$106,204	$62,022	58%
Variable Revenue	15,016	17,646	(2,630)	(15)%
Total revenue	$183,242	$123,850	$59,392	48%

In the six months ended June 30, 2017, Base Revenue increased by $62.0 million, or 58%, compared to the same period last year, and represented 92% and 86% of total revenue in the six months ended June 30, 2017 and 2016, respectively. This increase was primarily attributable to an increase in the usage of all our products, particularly our Programmable Messaging products and Programmable Voice products, and the adoption of additional products by our existing customers. This increase was partially offset by pricing decreases that we have implemented over time for our customers in the form of lower usage prices in an effort to increase the reach and scale of our platform. The changes in usage and price were reflected in our Dollar-Based Net Expansion Rate of 136%. The increase in usage was also attributable to a 41% increase in the number of Active Customer Accounts, from 30,780 as of June 30, 2016 to 43,431 as of June 30, 2017.  As we previously disclosed, revenue from Uber, our largest Base Customer Account, decreased in the second quarter. This was due to a combination of product usage decreases and certain price adjustments that were made by us as a result of Uber’s high volume growth. These changes were implemented in the latter part of the second quarter.  Accordingly, we expect our revenue from Uber to further decline in future periods, which has and will continue to negatively impact our revenue growth rates and our Dollar-Based Net Expansion Rate for upcoming periods.

In the six months ended June 30, 2017, Variable Revenue decreased by $2.6 million, or 15%, compared to the same period last year, and represented 8% and 14% of total revenue in the six months ended June 30, 2017 and 2016, respectively. This decrease was primarily attributable to the fluctuating nature of our Variable Customer Accounts. As these customers increase or decrease their usage of our products, Variable Revenue also varies from period to period.

U.S. revenue and international revenue represented $145.2 million, or 79%, and $38.0 million, or 21%, respectively, of total revenue in the six months ended June 30, 2017, compared to $105.0 million, or 85%, and $18.9 million, or 15%, respectively, of total revenue in the six months ended June 30, 2016. This increase in international revenue is attributable to the growth in usage of our products, particularly our Programmable Messaging and Programmable Voice products, by our existing international Active Customer Accounts; a 52% increase in the number of international Active Customer Accounts excluding the recent acquisition, driven in part by our focus on expanding our sales to customers outside of the United States; and our recent acquisition. We opened two offices outside of the United States between June 30, 2016 and June 30, 2017.

Cost of Revenue and Gross Margin

	Six Months Ended June 30,
	2017	2016	Change
	(Dollars in thousands)
Cost of revenue	$79,619	$55,030	$24,589	45%
Gross margin	57%	56%

In the six months ended June 30, 2017, cost of revenue increased by $24.6 million, or 45%, compared to the same period last year. The increase in cost of revenue was primarily attributable to a $19.0 million increase in network service providers’ fees, a $2.3 million increase in cloud infrastructure fees to support the growth in usage of our products and a $2.7 million increase in amortization expense related to our internal-use software and acquired intangible assets.

Operating Expenses

	Six Months Ended June 30,
	2017	2016	Change
	(Dollars in thousands)
Research and development	$56,236	$32,233	$24,003	74%
Sales and marketing	47,269	31,578	15,691	50%
General and administrative	21,943	22,228	(285)	(1)%
Total operating expenses	$125,448	$86,039	$39,409	46%

In the six months ended June 30, 2017, research and development expenses increased by $24.0 million, or 74%, compared to the same period last year. The increase was primarily attributable to a $17.6 million increase in personnel costs, net of a $3.6 million increase in capitalized software development costs, largely as a result of a 48% average increase in our research and development headcount due to our continued focus on product development and enhancement. The increase was also due in part to a $1.3 million increase in cloud infrastructure fees to support the staging and development of our products, a $1.0 million increase related to software licenses, a $0.8 million increase in outsourced engineering services, a $0.8 million increase in facilities expenses to accommodate our headcount growth, a $0.7 million increase in amortization expense related to our internal-use software and acquired intangible assets, a $0.4 million increase in other professional fees and a $0.4 million increase related to employee travel.

In the six months ended June 30, 2017, sales and marketing expenses increased by $15.7 million, or 50%, compared to the same period last year. The increase was primarily attributable to a $11.8 million increase in personnel costs, largely as a result of a 39% average increase in sales and marketing headcount as we continued to expand our sales efforts in the United States and internationally, a $1.0 million increase in advertising costs, a $0.9 million increase in credit card processing fees due to increased volume, a $0.6 million increase in facilities expenses to accommodate our headcount growth, a $0.4 million increase related to our SIGNAL conference, a $0.4 million increase related to software licenses, a $0.3 million increase in professional fees and a $0.3 million increase in amortization expense related to our acquired intangible assets.

In the six months ended June 30, 2017, general and administrative expenses decreased by $0.3 million, or 1%, compared to the same period last year. The decrease was primarily attributable to a $13.1 million release of tax liability upon certain obligation settlements and estimate revisions, discussed in detail in Note 10 (d) of the condensed consolidated financial statements included elsewhere in this quarterly report on Form 10-Q, and a $0.4 million decrease in the state and other taxes expense. This decrease was partially offset by an $8.1 million increase in personnel costs, largely as a result of a 23% average increase in headcount to support the growth of our business, a $1.8 million increase in professional services fees primarily related to our operations as a public company and our on-going litigation matters, a $0.9 million increase in facilities and related expenses and a $0.4 million increase related to software licenses.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2017	2016

Cash provided by (used in) operating activities	$(4,049)	$5,113
Cash used in investing activities	(234,291)	(15,084)
Cash provided by financing activities	24,817	162,522
Effect of exchange rate changes on cash and cash equivalents	42	—
Net increase (decrease) in cash and cash equivalents	$(213,481)	$152,551

Cash Flows from Operating Activities

In the six months ended June 30, 2017, cash used in operating activities consisted primarily of our net loss of $21.3 million adjusted for non-cash items, including $21.8 million of stock-based compensation expense, $8.5 million of depreciation and amortization expense and $13.2 million of cumulative changes in operating assets and liabilities. With respect to changes in operating assets and liabilities, accounts payable and other liabilities decreased $7.6 million and deferred revenue increased $2.4 million, primarily due to a $13.1 million release of tax liability upon certain obligation settlements and estimate revisions, discussed in detail in Note 10 (d) of the condensed consolidated financial statements included elsewhere in this quarterly report on Form 10-Q, partially offset by increases in transaction volumes and additional accruals of sales and other taxes. Accounts receivable and prepaid expenses increased $7.3 million, which resulted primarily from the timing of cash receipts from certain of our larger customers, pre-payments for cloud infrastructure fees and certain operating expenses.

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

Cash Flows from Investing Activities

In the six months ended June 30, 2017, cash used in investing activities was $234.3 million, primarily consisting of $197.9 million of purchases of marketable securities, net of maturities, a $22.6 million payment for a business acquisition, net of cash acquired, an $8.0 million related to capitalized software development costs and a $6.8 million increase in purchases of capital assets primarily related to the leasehold improvements under our new office lease.

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

Cash Flows from Financing Activities

In the six months ended June 30, 2017, cash provided by financing activities was $24.8 million, primarily consisting of $18.2 million proceeds from stock options exercises by our employees and $7.4 million proceeds from shares issued under our employee stock purchase plan.

In the six months ended June 30, 2016, cash provided by financing activities was $162.5 million, primarily consisting of $160.4 million of proceeds raised in our initial public offering, net of underwriting discounts and $4.3 million of proceeds from stock option exercises by our employees, which was partially offset by $2.1 million of costs paid in connection with our initial public offering.

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

Item 3.                          Quantitative and Qualitative Disclosures about Market Risk

Quantitative and Qualitative Disclosures about Market Risk

We are exposed to certain market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities as follows:

Interest Rate Risk

We had cash and cash equivalents of $92.2 million and marketable securities of $197.0 million as of June 30, 2017.  Cash and cash equivalents consist of bank deposits and money market funds. Marketable securities consist of U.S. treasury securities and high credit quality corporate debt securities. The cash and cash equivalents and marketable securities are held for working capital purposes. Such interest-earning instruments carry a degree of interest rate risk. To date, fluctuations in interest income have not been significant. The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. Due to the short-term nature of our investments, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. A hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our consolidated financial statements.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

On April 30, 2015, Telesign Corporation, or Telesign, filed a lawsuit against us in the United States District Court, Central District of California (“Telesign I”). Telesign alleges that we are infringing three U.S. patents that it holds: U.S. Patent No. 8,462,920 (“‘920”), U.S. Patent No. 8,687,038 (“‘038”) and U.S. Patent No. 7,945,034 (“‘034”). The patent infringement allegations in the lawsuit relate to our Programmable Authentication products, our two-factor authentication use case and an API tool to find information about a phone number. We have petitioned the U.S. Patent and Trademark Office for inter partes review of the patents at issue. On March 9, 2016, the District Court stayed the court case pending the resolution of those proceedings. On June 28, 2016, the Patent and Trademark Office instituted the inter partes review of the ‘034 patent, briefing on which has now begun, including Telesign’s contingent motion to amend the ‘034 patent. On July 8, 2016, the U.S. PTO denied our petition for inter partes review of the ‘920 and ‘038 patents. We subsequently petitioned for rehearing on this decision, and the request for rehearing was fully briefed by both parties on October 11, 2016. On July 20, 2016, Telesign applied to the court to lift the stay on Telesign I. We opposed the request, and on September 15, 2016, the court denied the request to lift the stay on Telesign I. On November 15, 2016, the U.S. PTO denied our request for rehearing on the denied petitions for inter partes review. On December 20, 2016, we filed a reply to Telesign’s opposition to the ‘034 inter partes review and simultaneously filed an opposition to Telesign’s motion to amend the ‘034 patent. On January 23, 2017, Telesign filed its reply to our opposition to the motion to amend.  After the U.S. PTO held its hearing on the ‘034 patent inter partes review, on June 26, 2017, it upheld the patentability of the ‘034 patent, adopting Telesign’s narrow construction of its patent.

On March 28, 2016, Telesign filed a second lawsuit against us in the United States District Court, Central District of California (“Telesign II”), alleging infringement of U.S. Patent No. 9,300,792 (“‘792”) held by Telesign. The ‘792 patent is in the same patent family as the ‘920 and ‘038 patents asserted in Telesign I, and the infringement allegations in Telesign II relate to our Programmable Authentication products and our two-factor authentication use case. On May 23, 2016, we moved to dismiss the complaint in Telesign II. On August 3, 2016, the United States District Court, Central District of California, issued an order granting Twilio’s motion to dismiss Telesign’s complaint with leave to amend. Telesign filed an amended complaint on September 2, 2016 and we moved to dismiss the amended complaint on September 16, 2016. On November 7, 2016, our motion to dismiss was denied, and we filed our answer to the first amended complaint on November 21, 2016. On February 27, 2017, Twilio’s petition for review of the Covered Business Method of the ‘792 patent was denied.  On March 8, 2017, the U.S. PTO issued an order instituting the inter partes review for the ‘792 patent.  On March 15, 2017, Twilio filed a motion to consolidate and stay related cases pending the conclusion of the now instituted ‘792 patent inter partes review.  On May 16, 2017, the court issued an order to consolidate the Telesign I and Telesign II matters and stay the consolidated case until the completion of the inter partes review of the’792 patent. With respect to each of the patents asserted in Telesign I and Telesign II, the complaints seek, among other things, to enjoin us from allegedly infringing the patents along with damages for lost profits.

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

On February 18, 2016, a putative class action complaint was filed in the Alameda County Superior Court in California, entitled Angela Flowers v. Twilio Inc. The complaint alleges that our products permit the interception, recording and disclosure of communications at a customer’s request and are in violation of the California Invasion of Privacy Act. The complaint seeks injunctive relief as well as monetary damages. On May 27, 2016, we filed a demurrer to the complaint. On August 2, 2016, the court issued an order denying the demurrer in part and granted it in part, with leave to amend by August 18, 2016 to address any claims under California’s Unfair Competition Law. The plaintiff opted not to amend the complaint. Discovery has already begun, and will continue until September 2017, when the plaintiff must file its motion for class certification.

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

We have incurred net losses in each year since our inception, including net losses of $21.3 million, $41.3 million and $35.5 million in the six months ended June 30, 2017 and the years ended December 31, 2016 and 2015, respectively. We had an accumulated deficit of $208.1 million as of June 30, 2017. We expect to continue to expend substantial financial and other resources on, among other things:

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

We have experienced substantial growth in our business since inception. For example, our headcount has grown from 624 employees on June 30, 2016 to 887 employees on June 30, 2017. In addition, we are rapidly expanding our international operations. Our international headcount grew from 89 employees as of June 30, 2016 to 181 employees as of June 30, 2017, and we established operations in two new countries within that same period. We expect to continue to expand our international operations in the future. We have also experienced significant growth in the number of customers, usage and amount of data that our platform and associated infrastructure support. This growth has placed and may continue to place significant demands on our corporate culture, operational infrastructure and management.

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

Additionally, certain large scale events, such as major elections and sporting events, can significantly impact usage levels on our platform, which could cause fluctuations in our results of operations. We expect that significantly increased usage of all communications platforms, including ours, during certain seasonal and one-time events could impact delivery and quality of our products during those events. We also experienced increased expenses in the second quarter of 2017 due to our developer conference, SIGNAL, which we plan to host again in the fourth quarter of 2018 and plan to host annually. Such annual and one-time events may cause fluctuations in our results of operations and may impact both our revenue and operating expenses.

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

Our ability to grow and generate incremental revenue depends, in part, on our ability to maintain and grow our relationships with existing customers and to have them increase their usage of our platform. If our customers do not increase their use of our products, then our revenue may decline and our results of operations may be harmed. For example, Uber, our largest Base Customer Account, has decreased their usage of our products, which will lead to decreased revenues from this customer versus recent historical periods. Customers are charged based on the usage of our products. Most of our customers do not have long-term contractual financial commitments to us and, therefore, most of our customers may reduce or cease their use of our products at any time without penalty or termination charges. We cannot accurately predict customers’ usage levels and the loss of customers or reductions in their usage levels of our products may each have a negative impact on our business, results of operations and financial condition. Reductions in usage from existing customers and the loss of customers could cause our Dollar-Based Net Expansion Rate to decline in the future if customers are not satisfied with our products, the value proposition of our products or our ability to otherwise meet their needs and expectations. If a significant number of customers cease using, or reduce their usage of our products, then we may be required to spend significantly more on sales and marketing than we currently plan to spend in order to maintain or increase revenue from customers. Such additional sales and marketing expenditures could adversely affect our business, results of operations and financial condition.

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

In the six months ended June 30, 2017 and the years ended December 31, 2016 and 2015, we derived 21%, 16% and 14% of our revenue, respectively, from customer accounts located outside the United States. The future success of our business will depend, in part, on our ability to expand our customer base worldwide. While we have been rapidly expanding our sales efforts internationally, our experience in selling our products outside of the United States is limited. Furthermore, our developer-first business model may not be successful or have the same traction outside the United States. As a result, our investment in marketing our products to these potential customers may not be successful. If we are unable to increase the revenue that we derive from international customers, then our business, results of operations and financial condition may be adversely affected.

We are in the process of expanding our international operations, which exposes us to significant risks.

We are continuing to expand our international operations to increase our revenue from customers outside of the United States as part of our growth strategy. Between June 30, 2016 and June 30, 2017, our international headcount grew from 89 employees to 181 employees, and we opened two new offices outside of the United States. We expect, in the future, to open additional foreign offices and hire employees to work at these offices in order to reach new customers and gain access to additional technical talent. Operating in international markets requires significant resources and management attention and will subject us to regulatory, economic and political risks in addition to those we already face in the United States. Because of our limited experience with international operations as well as developing and managing sales in international markets, our international expansion efforts may not be successful.

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

In the six months ended June 30, 2017 and the years ended December 31, 2016 and 2015, our 10 largest Active Customer Accounts generated an aggregate of 23%, 30% and 32% of our revenue, respectively. In addition, a significant portion of our revenue comes from two customers, one of which is a Variable Customer Account.

In the six months ended June 30, 2017 and the years ended December 31, 2016 and 2015, WhatsApp, a Variable Customer Account, accounted for 5%, 9% and 17% of our revenue, respectively. WhatsApp uses our Programmable Voice products and Programmable Messaging products in its applications to verify new and existing users on its service. Our Variable Customer Accounts, including WhatsApp, do not have long-term contracts with us and may reduce or fully terminate their usage of our products at any time without notice, penalty or termination charges. In addition, the usage of our products by WhatsApp and other Variable Customer Accounts may change significantly between periods.

In the six months ended June 30, 2017 and the years ended December 31, 2016 and 2015, a second customer, Uber, a Base Customer Account, accounted for 11%, 14% and 9% of our revenue, respectively. Uber uses our Programmable Messaging products and Programmable Voice products. Although Uber has entered into a minimum commitment contract with us, its usage historically has significantly exceeded the minimum revenue commitment in its contract, and it could significantly reduce its usage of our products without notice or penalty. As we previously disclosed, Uber decreased their usage of our products in the first half of 2017 and may continue to do so in the future.

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

Our success depends, in part, on our ability to protect our brand and the proprietary methods and technologies that we develop under patent and other intellectual property laws of the United States and foreign jurisdictions so that we can prevent others from using our inventions and proprietary information. As of June 30, 2017, we had 13 registered trademarks in the United States and 48 registered trademarks in foreign jurisdictions. In addition, as of June 30, 2017, in the United States, we had been issued 72 patents which expire between 2029 and 2036, and we had 41 patent applications pending for examination and one pending provisional application. As of such date, we also had seven issued patents and seven patent applications pending for examination in foreign jurisdictions, all of which are related to U.S. patents and patent applications. There can be no assurance that additional patents will be issued or that any patents that have been issued or that may be issued in the future will provide significant protection for our intellectual property. If we fail to protect our intellectual property rights adequately, our competitors might gain access to our technology and our business, results of operations and financial condition may be adversely affected.

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

Significant judgments and estimates are required in determining our provision for income taxes and other tax liabilities. Our tax expense may be impacted, for example, if tax laws change or are clarified to our detriment or if tax authorities successfully challenge the tax positions that we take, such as, for example, positions relating to the arms-length pricing standards for our intercompany transactions and our state sales and use tax positions. In determining the adequacy of income taxes, we assess the likelihood of adverse outcomes that could result if our tax positions were challenged by the Internal Revenue Service, or IRS, and other tax authorities. Should the IRS or other tax authorities assess additional taxes as a result of examinations, we may be required to record charges to operations that could adversely affect our results of operations and financial condition. We are currently in discussions with certain states regarding prior state sales taxes that we may owe.  We have reserved $18.1 million on our June 30, 2017 balance sheet for these tax payments.  The actual exposure could differ materially from our current estimates, and if the actual payments we make to these and other states exceed the accrual in our balance sheet, our results of operations would be harmed.

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

We review our intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. As of June 30, 2017, we carried a net $37.3 million of goodwill and intangible assets related to acquired businesses. An adverse change in market conditions, particularly if such change has the effect of changing one of our critical assumptions or estimates, could result in a change to the estimation of fair value that could result in an impairment charge to our goodwill or intangible assets. Any such charges may adversely affect our results of operations.

We are an “emerging growth company” and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our Class A common stock less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act, and take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We may take advantage of these exemptions for so long as we are an “emerging growth company.” We will cease to be an “emerging growth company,” as defined in the JOBS Act, at the end of this fiscal year. We cannot predict if investors will find our Class A common stock less attractive because we will rely on these exemptions. If some investors find our Class A common stock less attractive as a result, there may be a less active trading market for our Class A common stock and the trading price of our Class A common stock may be more volatile.

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

Prior to our initial public offering, there was no public market for shares of our Class A common stock. On June 23, 2016, we sold shares of our Class A common stock to the public at $15.00 per share. From June 23, 2016, the date that our Class A common stock started trading on the New York Stock Exchange, through July 31, 2017, the trading price of our Class A common stock has ranged from $22.80 per share to $70.96 per share. The trading price of our Class A common stock may continue to fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

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

The dual class structure of our common stock has the effect of concentrating voting control with those stockholders who held our capital stock prior to the completion of our initial public offering, including our directors, executive officers and significant stockholders and their respective affiliates who held in the aggregate 64.1% of the voting power of our capital stock as of June 30, 2017. This limits or precludes your ability to influence corporate matters, including the election of directors, amendments of our organizational documents and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval.

Our Class B common stock has 10 votes per share, and our Class A common stock has one vote per share. As of June 30, 2017, our directors, executive officers and holders of more than 5% of our common stock, and their respective affiliates, hold in the aggregate 64.1% of the voting power of our capital stock. Because of the 10-to-one voting ratio between our Class B common stock and Class A common stock, the holders of our Class B common stock collectively will continue to control a majority of the combined voting power of our common stock and therefore be able to control all matters submitted to our stockholders for approval until the earlier of (i) June 22, 2023, or (ii) the date the holders of two-thirds of our Class B common stock elect to convert the Class B common stock to Class A common stock. This concentrated control limits or precludes your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders.

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

Twilio Inc.

Date: August 10, 2017	/s/ JEFFREY LAWSON
Jeffrey Lawson
Chief Executive Officer
(Principal Executive Officer)

Date: August 10, 2017	/s/ LEE KIRKPATRICK
Lee Kirkpatrick
Chief Financial Officer
(Principal Accounting and Financial Officer)

EXHIBIT INDEX

Exhibit
Number	Description	Filing Date

10.1	Amended and Restated Executive Severance Plan, dated June 12, 2017	Filed herewith

31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

101.INS	XBRL Instance Document.	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document.	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith

* The certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.