Form 10-Q
period 2017-09-30
TWILIO INC
filed 2017-11-14
CIK 1447669

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934

For the quarterly period ended September 30, 2017

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

As of October 31, 2017, 68,822,548 shares of the registrant’s Class A common stock and 24,207,167 shares of registrant’s Class B common stock were outstanding.

TWILIO INC.

Quarterly Report on Form 10-Q

For the Three Months Ended September 30, 2017

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

•                  the impact and expected results from changes in our relationship with our larger customers;

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

TWILIO INC.

Condensed Consolidated Balance Sheets

(In thousands)

(Unaudited)

	As of September 30, 2017	As of December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$91,906	$305,665
Short-term marketable securities	192,031	—
Accounts receivable, net	37,258	26,203
Prepaid expenses and other current assets	26,420	21,512
Total current assets	347,615	353,380
Restricted cash	7,450	7,445
Property and equipment, net	47,718	37,552
Intangible assets, net	21,274	10,268
Goodwill	17,407	3,565
Other long-term assets	2,084	484
Total assets	$443,548	$412,694
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,117	$4,174
Accrued expenses and other current liabilities	55,283	59,308
Deferred revenue	13,599	10,222
Total current liabilities	75,999	73,704
Long-term liabilities	12,549	9,543
Total liabilities	88,548	83,247
Commitments and contingencies (Note 10)
Stockholders’ equity:
Class A and Class B common stock	93	87
Additional paid-in capital	584,390	516,090
Accumulated deficit	(231,519)	(186,730)
Accumulated other comprehensive income	2,036	—
Total stockholders’ equity	355,000	329,447
Total liabilities and stockholders’ equity	$443,548	$412,694

See accompanying notes to condensed consolidated financial statements.

TWILIO INC.

Condensed Consolidated Statements of Operations

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue	$100,542	$71,533	$283,784	$195,383
Cost of revenue	48,254	31,285	127,873	86,315
Gross profit	52,288	40,248	155,911	109,068
Operating expenses:
Research and development	31,674	21,106	87,910	53,339
Sales and marketing	25,778	15,873	73,047	47,451
General and administrative	18,867	14,545	40,810	36,773
Total operating expenses	76,319	51,524	201,767	137,563
Loss from operations	(24,031)	(11,276)	(45,856)	(28,495)
Other income, net	1,000	138	1,969	92
Loss before provision for income taxes	(23,031)	(11,138)	(43,887)	(28,403)
Provision for income taxes	(422)	(116)	(902)	(313)
Net loss attributable to common stockholders	$(23,453)	$(11,254)	(44,789)	$(28,716)
Net loss per share attributable to common stockholders, basic and diluted	$(0.25)	$(0.13)	$(0.49)	$(0.68)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	92,156,768	83,887,901	90,543,087	42,030,989

See accompanying notes to condensed consolidated financial statements.

TWILIO INC.

Condensed Consolidated Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net loss	$(23,453)	$(11,254)	$(44,789)	$(28,716)
Other comprehensive income:
Unrealized loss on marketable securities	(44)	—	(238)	—
Foreign currency translation	793	—	2,274	—
Total other comprehensive income	749	—	2,036	—
Comprehensive loss attributable to common stockholders	$(22,704)	$(11,254)	$(42,753)	$(28,716)

See accompanying notes to condensed consolidated financial statements.

TWILIO INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(44,789)	$(28,716)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	13,406	5,292
Amortization of bond premium	153	—
Stock-based compensation	35,973	15,649
Provision for doubtful accounts	407	1,017
Gain on lease termination	(295)	—
Write-off of internally developed software	96	188
Changes in operating assets and liabilities:
Accounts receivable	(9,173)	(11,275)
Prepaid expenses and other current assets	(4,947)	(11,561)
Other long-term assets	(1,512)	(59)
Accounts payable	1,411	2,317
Accrued expenses and other current liabilities	(1,454)	18,625
Deferred revenue	3,364	3,346
Long-term liabilities	306	9,596
Net cash provided by (used in) operating activities	(7,054)	4,419
CASH FLOWS FROM INVESTING ACTIVITIES:
(Increase) decrease in restricted cash	1,170	(7,439)
Purchases of marketable securities	(280,569)	—
Maturities of marketable securities	87,325	—
Capitalized software development costs	(12,281)	(8,447)
Purchases of property and equipment	(8,613)	(5,282)
Purchases of intangible assets	(206)	(646)
Acquisition, net of cash acquired	(22,621)	—
Net cash used in investing activities	(235,795)	(21,814)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from initial public offering, net of underwriting discounts	—	160,426
Payments of costs related to public offerings	(430)	(3,936)
Proceeds from exercises of stock options	22,504	4,751
Proceeds from shares issued in ESPP	7,404	—
Tax benefit related to stock-based compensation	—	62
Value of equity awards withheld for tax liabilities	(476)	(518)
Net cash provided by financing activities	29,002	160,785
Effect of exchange rate changes on cash and cash equivalents	88	—
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(213,759)	143,390
CASH AND CASH EQUIVALENTS—Beginning of period	305,665	108,835
CASH AND CASH EQUIVALENTS—End of period	$91,906	$252,225
Cash paid for income taxes	$489	$153
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Purchases of property, equipment and intangible assets, accrued but not paid	$124	$2,373
Stock-based compensation capitalized in software development costs	$2,712	$1,068
Vesting of early exercised options	$315	$512
Costs related to the public offerings, accrued but not paid	$—	$368

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

The Company sells its services to a wide variety of customers. If the financial condition or results of operations of any one of the large customers deteriorate substantially, operating results could be adversely affected. To reduce credit risk, management performs ongoing credit evaluations of the financial condition of significant customers. The Company does not require collateral from its credit customers and maintains reserves for estimated credit losses on customer accounts when considered necessary. Actual credit losses may differ from the Company’s estimates. As of September 30, 2017, one customer organization represented approximately 11% of the Company’s gross accounts receivable. As of December 31, 2016, one customer organization represented approximately 16% of the Company’s gross accounts receivable.

In the three and nine months ended September 30, 2017, no customers represented more than 10% of the Company’s total revenue. In the three months ended September 30, 2016, one customer organization represented 15% of the Company’s total revenue, and in the nine months ended September 30, 2016, two customer organizations represented 10% and 13% of the Company’s total revenue.

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

In November 2016, the FASB issued ASU 2016-18, “Restricted Cash”, which requires a statement of cash flows to explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash and restricted cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This guidance is effective for annual and interim periods beginning after December 15, 2017, and early adoption is permitted. The Company will adopt this guidance upon its effective date.  The restricted cash balances as of September 30, 2017 and December 31, 2016 were $7.4 million and $8.6 million, respectively.

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

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers”. This new guidance will replace most existing U.S. GAAP guidance on this topic. The new revenue recognition standard provides a unified model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued ASU 2015-14 which deferred, by one year, the effective date for the new revenue reporting standard for entities reporting under U.S. GAAP. In accordance with the deferral, this guidance will be effective for the Company beginning January 1, 2018 and can be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. Early adoption is permitted beginning January 1, 2017. In March 2016, the FASB issued ASU 2016-08, “Revenue from Contracts with Customers, Principal versus Agent Considerations (Reporting Revenue Gross versus Net)” clarifying the implementation guidance on principal versus agent considerations. Specifically, an entity is required to determine whether the nature of a promise is to provide the specified good or service itself (that is, the entity is a principal) or to arrange for the good or service to be provided to the customer by the other party (that is, the entity is an agent). The determination influences the timing and amount of revenue recognition. In April 2016, the FASB issued ASU 2016-10, “Revenue from Contracts with Customers, Identifying Performance Obligations and Licensing,” clarifying the implementation guidance on identifying performance obligations and licensing. Specifically, the amendments reduce the cost and complexity of identifying promised goods or services and improve the guidance for determining whether promises are separately identifiable. The amendments also provide implementation guidance on determining whether an entity’s promise to grant a license provides a customer with either a right to use the entity’s intellectual property (which is satisfied at a point in time) or a right to access the entity’s intellectual property (which is satisfied over time). In May 2016, the FASB issued ASU 2016-12 “Revenue from Contracts with Customers (Topic 606), Narrow-Scope Improvements and Practical Expedients,” which amends the guidance on transition, collectability, noncash consideration and the presentation of sales and other similar taxes. ASU 2016-12 clarifies that, for a contract to be considered completed at transition, all (or substantially all) of the revenue must have been recognized under legacy GAAP. In addition, ASU 2016-12 clarifies how an entity should evaluate the collectability threshold and when an entity can recognize nonrefundable consideration received as revenue if an arrangement does not meet the standard’s contract criteria.  In September 2017, the FASB issued ASU 2017-13, “Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842)”. These amendments provide additional clarification and implementation guidance on the previously issued ASUs. These amendments do not change the core principles of the guidance stated in ASU 2014-09, instead they are intended to clarify and improve operability of certain topics included within the revenue standard. The effective date and transition requirements for ASU 2016-08, ASU 2016-10 and ASU 2016-12 are the same as the effective date and transition requirements for ASU 2014-09. The Company performed its preliminary evaluation and selected a modified retrospective transition method with cumulative effect adjustment as of the standard’s effective date. While the Company has not yet completed the full analysis, based on the evaluation to date, the Company does not expect the adoption of this guidance to have a material impact on its financial position, results of operations or cash flows.

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

The following tables summarize the Company’s financial assets as of September 30, 2017 and December 31, 2016 by type (in thousands):

	Amortized Cost or Carrying	Net Unrealized	Fair Value Hierarchy as of September 30, 2017			Aggregate Fair
	Value	Losses	Level 1	Level 2	Level 3	Value
Financial Assets:
Cash and cash equivalents:
Money market funds	$90,144	$—	$90,144	$—	$—	$90,144
Total included in cash and cash equivalents	90,144	—	90,144	—	—	90,144
Marketable securities:
U.S. Treasury securities	59,951	(125)	59,826	—	—	59,826
Corporate debt securities	132,318	(113)	—	132,205	—	132,205
Total marketable securities	192,269	(238)	59,826	132,205	—	192,031
Total financial assets	$282,413	$(238)	$149,970	$132,205	$—	$282,175

There were no marketable securities as of December 31, 2016.

	Carrying	Fair Value Hierarchy as of December 31, 2016			Aggregate Fair
	Value	Level 1	Level 2	Level 3	Value Total
Financial Assets:
Money market funds (included in cash and cash equivalents)	$274,135	$274,135	$—	$—	$274,135
Total financial assets	$274,135	$274,135	$—	$—	$274,135

The Company classifies its marketable securities as current assets as they are available for current operating needs. The following table summarizes the contractual maturities of marketable securities as of September 30, 2017 (in thousands):

	Amortized	Aggregate Fair
	Cost	Value
Financial Assets:
Less than one year	$121,215	$121,130
One to two years	71,054	70,901
Total	$192,269	$192,031

For fixed income securities that had unrealized losses as of September 30, 2017, the Company has determined that no other-than-temporary impairment existed. As of September 30, 2017, all securities in an unrealized loss position have been in an unrealized loss position for less than one year.  Interest earned on marketable securities in the three and nine months ended September 30, 2017 was $0.7 million and $1.8 million, respectively, and is recorded as other income (expense), net, in the accompanying condensed consolidated statements of operations.

4. Property and Equipment

Property and equipment consisted of the following (in thousands):

	As of September 30, 2017	As of December 31, 2016

Capitalized software development costs	$43,571	$28,661
Leasehold improvements	14,208	14,063
Office equipment	9,263	5,729
Furniture and fixtures	1,902	1,576
Software	1,500	968
Total property and equipment	70,444	50,997
Less: accumulated depreciation and amortization	(22,726)	(13,445)
Total property and equipment, net	$47,718	$37,552

Depreciation and amortization expense was $3.4 million and $9.3 million for the three and nine months ended September 30, 2017, respectively, and $1.9 million and $4.9 million for the three and nine months ended September 30, 2016, respectively.

The Company capitalized $5.5 million and $15.0 million of software development costs in the three and nine months ended September 30, 2017, respectively, and $3.4 million and $9.5 million in the three and nine months ended September 30, 2016, respectively. Of this amount, the stock-based compensation expense was $1.2 million and $2.8 million in the three and nine months ended September 30, 2017, respectively, and $0.4 million and $1.1 million in the three and nine months ended September 30, 2016, respectively.

Amortization of capitalized software development costs was $2.2 million and $5.9 million in the three and nine months ended September 30, 2017, respectively, and $1.4 million and $3.7 million in the three and nine months ended September 30, 2016, respectively.

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

The Company incurred costs related to this acquisition of $0.7 million, of which $0.3 million and $0.4 million were incurred during the fiscal years 2017 and 2016, respectively. All acquisition related costs were expensed as incurred and have been recorded in general and administrative expenses in the accompanying condensed consolidated statements of operations.

Pro forma results of operations for this acquisition have not been presented as the financial impact to the Company’s condensed consolidated financial statements is immaterial.

6. Intangible Assets

Goodwill

Goodwill balance as of September 30, 2017 and December 31, 2016 was as follows:

Total
Balance as of December 31, 2016	$3,565
Goodwill recorded in connection with the recent acquisition	12,688
Measurement period adjustment	(100)
Effect of exchange rate	1,254
Balance as of September 30, 2017	$17,407

Intangible assets

Intangible assets consisted of the following (in thousands):

	As of September 30, 2017
	Gross	Accumulated Amortization	Net
Amortizable intangible assets:
Developed technology	$14,888	$(4,365)	$10,523
Customer relationships	7,096	(774)	6,322
Supplier relationships	2,854	(364)	2,490
Trade name	60	(60)	—
Patent	1,737	(93)	1,644
Total amortizable intangible assets	26,635	(5,656)	20,979
Non-amortizable intangible assets:
Domain names	32	—	32
Trademarks	263	—	263
Total	$26,930	$(5,656)	$21,274

	As of December 31, 2016
	Gross	Accumulated Amortization	Net
Amortizable intangible assets:
Developed technology	$9,400	$(1,140)	$8,260
Customer relationships	400	(148)	252
Trade name	60	(56)	4
Patent	1,512	(55)	1,457
Total amortizable intangible assets	11,372	(1,399)	9,973
Non-amortizable intangible assets:
Domain names	32	—	32
Trademarks	263	—	263
Total	$11,667	$(1,399)	$10,268

Amortization expense was $1.5 million and $4.2 million for the three and nine months ended September 30, 2017, respectively, and $0.1 million and $0.4 million for the three and nine months ended September 30, 2016, respectively.

Total estimated future amortization expense was as follows (in thousands):

As of September 30, 2017
2017 (remaining 3 months)	$2,659
2018	5,483
2019	5,081
2020	2,651
2021	1,518
Thereafter	3,587
Total	$20,979

7. Accrued Expenses and Other Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	As of September 30,	As of December 31,
	2017	2016
Accrued payroll and related	$5,408	$3,133
Accrued bonus and commission	3,204	2,251
Accrued cost of revenue	11,553	8,741
Sales and other taxes payable	19,394	28,795
ESPP contributions	3,574	4,364
Deferred rent	668	1,250
Accrued other expense	11,482	10,774
Total accrued expenses and other current liabilities	$55,283	$59,308

Long-term liabilities consisted of the following (in thousands):

	As of September 30,	As of December 31,
	2017	2016
Deferred rent	$9,335	$9,387
Deferred tax liability	2,780	—
Accrued other expense	434	156
Total other long-term liabilities	$12,549	$9,543

8. Supplemental Balance Sheet Information

A roll-forward of the Company’s reserves is as follows (in thousands):

(a)         Allowance for doubtful accounts (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Balance, beginning of period	$923	$795	$1,076	$486
Additions	125	170	407	1,017
Write-offs	—	(16)	(435)	(554)
Balance, end of period	$1,048	$949	$1,048	$949

(b)  Sales credit reserve (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Balance, beginning of period	$734	$652	$544	$714
Additions	104	169	1,076	1,012
Deductions against reserve	(238)	(337)	(1,020)	(1,242)
Balance, end of period	$600	$484	$600	$484

9. Revenue by Geographic Area

Revenue by geographic area is based on the IP address at the time of registration. The following table sets forth revenue by geographic area (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue by geographic area:
United States	$76,713	$60,535	$221,914	$165,528
International	23,829	10,998	61,870	29,855
Total	$100,542	$71,533	$283,784	$195,383
Percentage of revenue by geographic area:
United States	76%	85%	78%	85%
International	24%	15%	22%	15%

10. Commitments and Contingencies

(a)                                 Lease Commitments

The Company entered into various non-cancelable operating lease agreements for its facilities over the next seven years. Certain operating leases contain provisions under which monthly rent escalates over time. When lease agreements contain escalating rent clauses or free rent periods, the Company recognizes rent expense on a straight-line basis over the term of the lease.

Rent expense was $2.1 million and $6.1 million for the three and nine months ended September 30, 2017, respectively, and $2.1 million and $5.1 million for the three and nine months ended September 30, 2016, respectively.

Future minimum lease payments under non-cancelable operating leases were as follows (in thousands):

Year Ending December 31:	As of September 30, 2017
2017 (remaining three months)	$1,958
2018	7,326
2019	7,375
2020	7,068
2021	7,033
Thereafter	16,052
Total minimum lease payments	$46,812

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

On March 28, 2016, Telesign filed a second lawsuit against the Company in the United States District Court, Central District of California (“Telesign II”), alleging infringement of U.S. Patent No. 9,300,792 (“‘792”) held by Telesign. The ‘792 patent is in the same patent family as the ‘920 and ‘038 patents asserted in Telesign I. On March 8, 2017, in response to a petition by the Company,  the U.S. PTO issued an order instituting the inter partes review for the ‘792 patent. A final written decision is expected by March 2018.  On March 15, 2017, Twilio filed a motion to consolidate and stay related cases pending the conclusion of the now instituted ‘792 patent inter partes review. On May 16, 2017, the court issued an order to consolidate the Telesign I and Telesign II matters and stay the consolidated case until the completion of the inter partes review of the ‘792 patent. With respect to each of the patents asserted in Telesign I and Telesign II, the complaints seek, among other things, to enjoin the Company from allegedly infringing the patents, along with damages for lost profits.

On December 1, 2016, the Company filed a patent infringement lawsuit against Telesign in the United States District Court, Northern District of California, alleging indirect infringement of United States Patent No. 8,306,021, United States Patent No. 8,837,465, United States Patent No. 8,755,376, United States Patent No. 8,736,051, United States Patent No. 8,737,962, United States Patent No. 9,270,833, and United States Patent No. 9,226,217. Telesign filed a motion to dismiss the complaint on January 25, 2017.  In two orders, issued on March 31, 2017 and April 17, 2017, the Court granted Telesign’s motion to dismiss with respect to the ‘962, ‘833, ‘051 and ‘217 patents, but denied Telesign’s motion to dismiss as to the ‘021, ‘465 and ‘376 patents. This litigation is currently ongoing.

On February 18, 2016, a putative class action complaint was filed in the Alameda County Superior Court in California, entitled Angela Flowers v. Twilio Inc. The complaint alleges that the Company’s products permit the interception, recording and disclosure of communications at a customer’s request and are in violation of the California Invasion of Privacy Act. The complaint seeks injunctive relief as well as monetary damages. On May 27, 2016, the Company filed a demurrer to the complaint. On August 2, 2016, the court issued an order denying the demurrer in part and granted it in part, with leave to amend by August 18, 2016 to address any claims under California’s Unfair Competition Law. The plaintiff opted not to amend the complaint. Discovery has already begun,  and a hearing on the class certification motion is set for December 2017.

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

As of September 30, 2017 and December 31, 2016, no amounts were accrued.

(d)                                 Other taxes

The Company conducts operations in many tax jurisdictions throughout the United States. In many of these jurisdictions, non-income-based taxes, such as sales and use and telecommunications taxes are assessed on the Company’s operations. Prior to March 2017, the Company had not billed nor collected these taxes from its customers and, in accordance with U.S. GAAP, recorded a provision for its tax exposure in these jurisdictions when it is both probable that a liability has been incurred and the amount of the exposure can be reasonably estimated. Effective March 2017, the Company began collecting these taxes from customers in certain jurisdictions and intends to collect in other jurisdictions in the near term. As a result, the Company recorded a liability of $29.0 million and $28.8 million as of March 31, 2017 and December 31, 2016, respectively. These estimates include several key assumptions including, but not limited to, the taxability of the Company’s services, the jurisdictions in which its management believes it has nexus, and the sourcing of revenues to those jurisdictions. Simultaneously, the Company was and continues to be in discussions with certain states regarding its prior state sales and other taxes, if any, that the Company may owe.

During the three months ended June 30, 2017, the Company revised its estimates of its tax exposure based on settlements reached with various states indicating that certain revisions to the key assumptions including, but not limited to, the sourcing of revenue and the taxability of the Company’s services were appropriate in the current period. In the nine months ended September 30, 2017, total impact of these changes on the net loss attributable to common stockholders was a reduction of $13.1 million, or $0.14 per share. As of September 30, 2017, the total liability related to these taxes was $19.4 million.

In the event other jurisdictions challenge management’s assumptions and analysis, the actual exposure could differ materially from the current estimates.

11. Stockholders’ Equity

(a)                                 Preferred Stock

As of September 30, 2017, the Company had authorized 100,000,000 shares of preferred stock, par value $0.001, of which no shares were issued and outstanding.

(b)                                 Common Stock

As of September 30, 2017 and December 31, 2016, the Company had authorized 1,000,000,000 shares of Class A common stock and 100,000,000 shares of Class B common stock, each par value $0.001 per share.  As of September 30, 2017, 68,671,207 shares of Class A common stock and 24,248,777 shares of Class B common stock were issued and outstanding. As of December 31, 2016, 49,996,410 shares of Class A common stock and 37,252,138 shares of Class B common stock were issued and outstanding.

The Company had reserved shares of common stock for issuance as follows:

	As of September 30,	As of December 31,
	2017	2016
Stock options issued and outstanding	11,380,189	14,649,276
Nonvested restricted stock units issued and outstanding	4,384,898	2,034,217
Class A common stock reserved for Twilio.org	680,397	680,397
Stock-based awards available for grant under 2016 Plan	11,601,980	10,143,743
Class A common stock reserved for issuance under 2016 ESPP	224,126	597,038
Total	28,271,590	28,104,671

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

Under the 2016 Plan, the stock options are granted at a price per share not less than 100% of the fair market value per share of the underlying common stock on the date of grant. Under both plans, stock options generally expire 10 years from the date of grant and vest over periods determined by the board of directors. The vesting period for new-hire options and restricted stock units is generally a four-year term from the date of grant, at a rate of 25% after one year, then monthly or quarterly, respectively, on a straight-line basis thereafter. In July 2017, the Company began granting restricted stock units to existing employees that vest in equal quarterly installments over a four year service period.

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

In the three months ended June 30, 2017, 580,705 shares of the Company’s Class A common stock were purchased under the 2016 ESPP and 224,126 shares are expected to be purchased in the fourth quarter of 2017.

As of September 30, 2017, total unrecognized compensation cost related to the 2016 ESPP was $0.3 million, which will be amortized over a weighted-average period of 0.13 years.

Stock option activity under the 2008 Plan and the 2016 Plan during the nine months ended September 30, 2017 was as follows:

Stock Options

	Number of options outstanding	Weighted- average exercise price (per share)	Weighted- average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Outstanding options as of December 31, 2016	14,649,276	$6.14	7.52	$332,716
Granted	1,443,335	31.06
Exercised	(4,615,225)	4.88
Forfeited and cancelled	(652,197)	7.93
Outstanding options as of September 30, 2017	10,825,189	$9.89	7.37	$218,574
Options vested and exercisable as of September 30, 2017	5,166,349	$5.30	6.54	$126,828

Aggregate intrinsic value represents the difference between the fair value of the Company’s common stock and the exercise price of outstanding “in-the-money” options. Prior to the IPO, the fair value of the Company’s common stock was estimated by the Company’s board of directors. After the IPO, the fair value of the Company’s common stock is the Company’s Class A common stock price as reported on the New York Stock Exchange. The aggregate intrinsic value of stock options exercised was $18.6 million and $119.3 million for the three and nine months ended September 30, 2017, respectively, and $4.4 million and $15.7 million for the three and nine months ended September 30, 2016, respectively.

The total estimated grant date fair value of options vested was $3.0 million and $12.2 million for the three and nine months ended September 30, 2017, respectively, and $4.9 million and $11.4 million for the three and nine months ended September 30, 2016, respectively. No options were granted in the three months ended September 30, 2017 and 2016. The weighted-average grant-date fair value of options granted in the nine months ended September 30, 2017 and 2016 was $13.48 and $5.52, respectively.

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

	Number of options outstanding	Weighted- average exercise price (per share)	Weighted- average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Outstanding options as of December 31, 2016	—	$—	—	$—
Granted	555,000	31.72
Exercised	—	—
Forfeited and cancelled	—	—
Outstanding options as of September 30, 2017	555,000	$31.72	6.41	$—
Options vested and exercisable as of September 30, 2017	—	$—	—	$—

As of September 30, 2017, total unrecognized compensation cost related to all non-vested stock options was $38.6 million, which will be amortized over a weighted-average period of 2.2 years.

Restricted Stock Units

	Number of awards outstanding	Weighted- average grant date fair value (per share)	Aggregate intrinsic value (in thousands)
Nonvested RSUs as of December 31, 2016	2,034,217	$32.66	$58,687
Granted	3,093,326
Vested	(492,757)
Forfeited and cancelled	(249,888)
Nonvested RSUs as of September 30, 2017	4,384,898	$30.86	$130,818

As of September 30, 2017, total unrecognized compensation cost related to nonvested RSUs was $121.1 million, which will be amortized over a weighted-average period of 3.26 years.

Equity Awards Granted to Nonemployees

In September 2016, the Company granted 30,255 restricted stock units to a nonemployee. The award is vested upon the satisfaction of a service condition over two years starting in August 2015. The stock-based compensation expense recorded for this award during the three and nine months ended September 30, 2017 was $0.1 million and $0.3 million, respectively.

As of September 30, 2017, there were no nonemployee awards outstanding.

Early Exercises of Nonvested Options

As of September 30, 2017 and December 31, 2016, the Company recorded a liability of $0.1 million and $0.3 million for 16,033 and 49,580 unvested shares, respectively, that were early exercised by employees and were subject to repurchase at the respective period end. These amounts are reflected in current and non-current liabilities on the Company’s consolidated balance sheets.

Valuation Assumptions

The fair value of employee stock options under our equity incentive plans and purchase rights under the ESPP was estimated on the date of grant using the following assumptions in the Black-Scholes option pricing model:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Employee Stock Options:
Fair value of common stock	*	*	$24.77 -$31.96	$10.09-$15.00
Expected term (in years)	*	*	6.08	6.08
Expected volatility	*	*	46.1%-47.6%	51.4%-53.0%
Risk-free interest rate	*	*	1.9%-2.1%	1.3%-1.5%
Dividend rate	*	*	0%	0%

*No stock options were granted in the period.

Employee Stock Purchase Plan:
Expected term (in years)	0.5	0.9	0.5	0.9
Expected volatility	33.2%	52%	33.2%	52%
Risk-free interest rate	1.1%	0.6%	1.1%	0.6%
Dividend rate	0%	0%	0%	0%

The following assumptions were used in the Monte Carlo simulation model to estimate the fair value and the derived service period of the performance options:

Asset volatility	40%
Equity volatility	45%
Discount rate	14%
Stock price at grant date	$31.72

Stock-Based Compensation Expense

The Company recorded total stock-based compensation expense as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Cost of revenue	$180	$84	$460	$135
Research and development	6,493	3,741	16,687	7,636
Sales and marketing	2,603	1,432	6,961	3,282
General and administrative	4,912	2,391	11,865	4,596
Total	$14,188	$7,648	$35,973	$15,649

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

The following table sets forth the calculation of basic and diluted net loss per share attributable to common stockholders during the periods presented (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net loss attributable to common stockholders	$(23,453)	$(11,254)	$(44,789)	$(28,716)
Weighted-average shares used to compute basic and diluted net loss per share attributable to common stockholders	92,156,768	83,887,901	90,543,087	42,030,989
Net loss per share attributable to common stockholders, basic and diluted	$(0.25)	$(0.13)	$(0.49)	$(0.68)

The following outstanding shares of common stock equivalents were excluded from the calculation of diluted net loss per share attributable to common stockholders because their effect would have been anti-dilutive:

	As of September 30,
	2017	2016

Issued and outstanding options	11,380,189	16,476,973
Nonvested RSUs issued and outstanding	4,384,898	1,639,378
Common stock reserved for Twilio.org	680,397	780,397
Shares committed under 2016 ESPP	224,126	604,865
Unvested shares subject to repurchase	16,033	74,451
Total	16,685,643	19,576,064

14. Transactions with Investors

In 2015, two of the Company’s vendors participated in the Company’s Series E convertible preferred stock financing and owned approximately 1.9% and 1.0%, respectively, of the Company’s outstanding common stock as of September 30, 2017, and 2.0% and 1.0%, respectively, of the Company’s outstanding common stock as of December 31, 2016. The amount of software services the Company purchased from the first vendor was $5.3 million and $14.7 million for the three and nine months ended September 30, 2017, respectively, and $3.7 million and $10.3 million during the three and nine months ended September 30, 2016, respectively. The net amount due to this vendor as of September 30, 2017 was $1.9 million.  The amounts due to or from this vendor as of December 31, 2016 were insignificant.

The amount of services the Company purchased from the second vendor was $0.2 million and $0.6 million for the three and nine months ended September 30, 2017, respectively, and $0.1 million and $0.3 million for the three and nine months ended September 30, 2016, respectively. The net amounts due from this vendor as of September 30, 2017 and December 31, 2016 were insignificant.

15. Employee Benefit Plan

The Company sponsors a 401(k) defined contribution plan covering all employees. The employer contribution to the plan was $0.3 million and $1.6 million in the three and nine months ended September 30, 2017, respectively, and $0.2 million and $0.9 million in the three and nine months ended September 30, 2016, respectively

* * * * * *

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

As of September 30, 2017, our customers’ applications that are embedded with our products could reach users via voice, messaging and video in nearly every country in the world, and our platform offered customers telephone numbers in over 100 countries and text-to-speech functionality in 26 languages. We support our global business through 27 cloud data centers in nine regions around the world and have developed contractual relationships with network service providers globally.

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

We are supplementing our self-service model with a sales effort aimed at engaging larger potential customers, strategic leads and existing customers through a direct sales approach. We have supplemented this sales effort with the Twilio Enterprise Plan, which provides capabilities for advanced security, access management and granular administration targeted at the needs of enterprise scale customers. Our sales organization works with technical and business leaders who are seeking to leverage software to drive competitive differentiation. As we educate these leaders on the benefits of developing applications that incorporate our products to differentiate their business, they often consult with their developers regarding implementation. We believe that developers are often advocates for our products as a result of our developer-focused approach. Our sales organization includes sales development, inside sales, field sales, sales engineering and customer success personnel.

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

We have achieved significant growth in recent periods. For the three months ended September 30, 2017 and 2016, our revenue was $100.5 million and $71.5 million, respectively. In the three months ended September 30, 2017 and 2016, our 10 largest Active Customer Accounts generated an aggregate of 17% and 31% of our revenue, respectively. For the three months ended September 30, 2017 and 2016, among our 10 largest Active Customer Accounts we had four and three Variable Customer Accounts in each period representing 8% and 10% of our revenue, respectively. For the three months ended September 30, 2017 and 2016, our Base Revenue was $92.0 million and $64.1 million, respectively. We incurred a net loss of $23.5 million and $11.3 million for the three months ended September 30, 2017 and 2016, respectively. See the section titled “—Key Business Metrics—Base Revenue” for a discussion of Base Revenue. As we previously disclosed, revenue from Uber, our largest Base Customer Account, decreased on a sequential basis in the last three quarters. This was due to a combination of product usage decreases and certain price adjustments that were made by us as a result of Uber’s high volume growth. Accordingly, we expect the year-over-year decline in our revenue from Uber to continue to negatively impact our revenue growth rates and our Dollar-Based Net Expansion Rate for upcoming periods.

Key Business Metrics

	Three Months Ended September 30,
	2017	2016
Number of Active Customer Accounts (as of period end date)	46,489	34,457
Base Revenue (in thousands)	$91,965	$64,099
Base Revenue Growth Rate	43%	75%
Dollar-Based Net Expansion Rate	122%	155%

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

In the three months ended September 30, 2017 and 2016, revenue from Active Customer Accounts represented over 99% of total revenue in each period.

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

In the three months ended September 30, 2017 and 2016, we had six and eight Variable Customer Accounts, which represented 9% and 10%, respectively, of our total revenue.

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

Key Components of Statements of Operations

Revenue.  We derive our revenue primarily from usage-based fees earned from customers using the software products within our Engagement Cloud and Programmable Communications Cloud. These usage-based software products include our Programmable Voice, Programmable Messaging and Programmable Video products. Some examples of the usage-based fees for which we charge include minutes of call duration activity for our Programmable Voice products, number of text messages sent or received using our Programmable Messaging products and number of authentications for our Programmable Authentication product. In the three months ended September 30, 2017 and 2016, we generated 82% and 83% of our revenue, respectively, from usage-based fees. We also earn monthly flat fees from certain fee-based products, such as telephone numbers and customer support.

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

Our general and administrative expenses include a significant amount of sales and other taxes to which we are subject based on the manner we sell and deliver our products. Prior to March 2017, we did not collect such taxes from our customers and have therefore recorded such taxes as general and administrative expenses. Effective March 2017, we began collecting these taxes from customers in certain jurisdictions and intend to collect in other jurisdictions in the near term. We expect that these expenses will decline in future years as we continue collecting these taxes from our customers.

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

Non-GAAP Gross Profit and Non-GAAP Gross Margin.  For the periods presented, we define non-GAAP gross profit and non-GAAP gross margin as GAAP gross profit and GAAP gross margin, respectively, adjusted to exclude stock-based compensation and amortization of acquired intangibles.

	Three Months Ended September 30,
	2017	2016
	(In thousands)
Reconciliation:
Gross profit	$52,288	$40,248
Non-GAAP adjustments:
Stock-based compensation	180	84
Amortization of acquired intangibles	1,250	70
Non-GAAP gross profit	$53,718	$40,402
Non-GAAP gross margin	53%	56%

Non-GAAP Operating Expenses.  For the periods presented, we define non-GAAP operating expenses (including categories of operating expenses) as GAAP operating expenses (and categories of operating expenses) adjusted to exclude, as applicable, stock-based compensation, amortization of acquired intangibles, acquisition-related expenses and payroll taxes related to stock-based compensation.

	Three Months Ended September 30,
	2017	2016
	(In thousands)
Reconciliation:
Operating expenses	$76,319	$51,524
Non-GAAP adjustments:
Stock-based compensation	(14,008)	(7,564)
Amortization of acquired intangibles	(265)	(66)
Acquisition related expenses	(35)	(137)
Payroll taxes related to stock-based compensation	(595)	—
Non-GAAP operating expenses	$61,416	$43,757

Non-GAAP Loss from Operations and Non-GAAP Operating Margin.  For the periods presented, we define non-GAAP loss from operations and non-GAAP operating margin as GAAP loss from operations and GAAP operating margin, respectively, adjusted to exclude stock-based compensation, amortization of acquired intangibles, acquisition-related expenses and payroll taxes related to stock-based compensation.

	Three Months Ended September 30,
	2017	2016
	(In thousands)
Reconciliation:
Loss from operations	$(24,031)	$(11,276)
Non-GAAP adjustments:
Stock-based compensation	14,188	7,648
Amortization of acquired intangibles	1,515	136
Acquisition related expenses	35	137
Payroll taxes related to stock-based compensation	595	—
Non-GAAP loss from operations	$(7,698)	$(3,355)
Non-GAAP operating margin	(8)%	(5)%

Results of Operations

The following tables set forth our results of operations for the periods presented and as a percentage of our total revenue for those periods. The period-to-period comparison of our historical results are not necessarily indicative of the results that may be expected in the future.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands)
Revenue	$100,542	$71,533	$283,784	$195,383
Cost of revenue(1) (2)	48,254	31,285	127,873	86,315
Gross profit	52,288	40,248	155,911	109,068
Operating expenses:
Research and development(1) (2)	31,674	21,106	87,910	53,339
Sales and marketing(1) (2)	25,778	15,873	73,047	47,451
General and administrative(1) (2)	18,867	14,545	40,810	36,773
Total operating expenses	76,319	51,524	201,767	137,563
Loss from operations	(24,031)	(11,276)	(45,856)	(28,495)
Other income, net	1,000	138	1,969	92
Loss before provision for income taxes	(23,031)	(11,138)	(43,887)	(28,403)
Provision for income taxes	(422)	(116)	(902)	(313)
Net loss attributable to common stockholders	$(23,453)	$(11,254)	$(44,789)	$(28,716)

(1)                                     Includes stock-based compensation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands)
Cost of revenue	$180	$84	$460	$135
Research and development	6,493	3,741	16,687	7,636
Sales and marketing	2,603	1,432	6,961	3,282
General and administrative	4,912	2,391	11,865	4,596
Total	$14,188	$7,648	$35,973	$15,649

(2)                                     Includes amortization of acquired intangible assets as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands)
Cost of revenue	$1,250	$70	$3,429	$210
Research and development	25	38	101	114
Sales and marketing	220	—	539	—
General and administrative	20	28	64	83
Total	$1,515	$136	$4,133	$407

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Consolidated Statements of Operations, as a percentage of revenue:**
Revenue	100%	100%	100%	100%
Cost of revenue	48	44	45	44
Gross profit	52	56	55	56
Operating expenses:
Research and development	32	30	31	27
Sales and marketing	26	22	26	24
General and administrative	19	20	14	19
Total operating expenses	76	72	71	70
Loss from operations	(24)	(16)	(16)	(15)
Other income, net	1	*	1	*
Loss before provision for income taxes	(23)	(16)	(15)	(15)
Provision for income taxes	*	*	*	*
Net loss attributable to common stockholders	(23)%	(16)%	(15)%	(15)%

*                                         Less than 0.5% of revenue.

**                            Columns may not add up to 100% due to rounding.

Comparison of the Three Months Ended September 30, 2017 and 2016

Revenue

	Three Months Ended September 30,
	2017	2016	Change
	(Dollars in thousands)
Base Revenue	$91,965	$64,099	$27,866	43%
Variable Revenue	8,577	7,434	1,143	15%
Total revenue	$100,542	$71,533	$29,009	41%

In the three months ended September 30, 2017, Base Revenue increased by $27.9 million, or 43%, compared to the same period last year, and represented 91% and 90% of total revenue in the three months ended September 30, 2017 and 2016, respectively. This increase was primarily attributable to an increase in the usage of all our products, particularly our Programmable Messaging products and Programmable Voice products, and the adoption of additional products by our existing customers. This increase was partially offset by pricing decreases that we have implemented over time for our customers in the form of lower usage prices in an effort to increase the reach and scale of our platform. The changes in usage and price were reflected in our Dollar-Based Net Expansion Rate of 122% for the three months ended September 30, 2017. The increase in usage was also attributable to a 35% increase in the number of Active Customer Accounts, from 34,457 as of September 30, 2016 to 46,489 as of September 30, 2017. As we previously disclosed, revenue from Uber, our largest Base Customer Account, decreased this quarter. This was due to a combination of product usage decreases and certain price adjustments that were made by us as a result of Uber’s high volume growth. Accordingly, we expect the year-over-year decline in our revenue from Uber to continue to negatively impact our revenue growth rates and our Dollar-Based Net Expansion Rate for upcoming periods.

In the three months ended September 30, 2017, Variable Revenue increased by $1.1 million, or 15%, compared to the same period last year, and represented 9% and 10% of total revenue in the three months ended September 30, 2017 and 2016, respectively. This increase was primarily attributable to the fluctuating nature of our Variable Customer Accounts. As these customers increase or decrease their usage of our products, Variable Revenue also varies from period to period.

U.S. revenue and international revenue represented $76.7 million, or 76%, and $23.8 million, or 24%, respectively, of total revenue in the three months ended September 30, 2017, compared to $60.5 million, or 85%, and $11.0 million, or 15%, respectively, of total revenue in the three months ended September 30, 2016. This increase in international revenue is attributable to the growth in usage of our products, particularly our Programmable Messaging and Programmable Voice products, by our existing international Active Customer Accounts; a 41% increase in the number of international Active Customer Accounts, excluding the recent acquisition, driven in part by our focus on expanding our sales to customers outside of the United States; and our recent acquisition. We opened two offices outside of the United States between September 30, 2016 and September 30, 2017.

Cost of Revenue and Gross Margin

	Three Months Ended September 30,
	2017	2016	Change
	(Dollars in thousands)
Cost of revenue	$48,254	$31,285	$16,969	54%
Gross margin	52%	56%

In the three months ended September 30, 2017, cost of revenue increased by $17.0 million, or 54%, compared to the same period last year. The increase in cost of revenue was primarily attributable to a $14.0 million increase in network service providers’ fees, a $1.2 million increase in cloud infrastructure fees to support the growth in usage of our products and a $1.6 million increase in amortization expense related to our internal-use software and acquired intangible assets.

Operating Expenses

	Three Months Ended September 30,
	2017	2016	Change
	(Dollars in thousands)
Research and development	$31,674	$21,106	$10,568	50%
Sales and marketing	25,778	15,873	9,905	62%
General and administrative	18,867	14,545	4,322	30%
Total operating expenses	$76,319	$51,524	$24,795	48%

In the three months ended September 30, 2017, research and development expenses increased by $10.6 million, or 50%, compared to the same period last year. The increase was primarily attributable to an $8.0 million increase in personnel costs, net of a $2.1 million increase in capitalized software development costs, largely as a result of a 44% average increase in our research and development headcount due to our continued focus on product development and enhancement. The increase was also due in part to a $0.5 million increase in outsourced engineering services, a $0.5 million increase in cloud infrastructure fees to support the staging and development of our products, a $0.5 million increase in depreciation and amortization expenses and a $0.2 million increase in other professional fees.

In the three months ended September 30, 2017, sales and marketing expenses increased by $9.9 million, or 62%, compared to the same period last year. The increase was primarily attributable to a $6.6 million increase in personnel costs, largely as a result of a 45% average increase in sales and marketing headcount as we continued to expand our sales efforts in the United States and internationally, a $0.6 million increase in marketing and advertising costs, a $0.5 million increase in credit card processing fees due to increased volume, a $0.4 million increase in depreciation and amortization, a $0.4 million increase in employee travel, a $0.3 million increase related to our brand awareness programs and events and a $0.2 million increase in professional fees.

In the three months ended September 30, 2017, general and administrative expenses increased by $4.3 million, or 30%, compared to the same period last year. The increase was primarily attributable to a $3.8 million increase in personnel costs, largely as a result of a 28% average increase in headcount to support the growth of our business, a $0.5 million increase in depreciation expense and a $1.0 million increase in professional services fees. These increases were partially offset by a $1.3 million decrease in sales and other taxes as we settled the outstanding liabilities in certain jurisdictions and a $0.1 million decrease in business acquisition related costs.

Comparison of the Nine Months Ended September 30, 2017 and 2016

Revenue

	Nine Months Ended September 30,
	2017	2016	Change
	(Dollars in thousands)
Base Revenue	$260,191	$170,303	$89,888	53%
Variable Revenue	23,593	25,080	(1,487)	(6)%
Total revenue	$283,784	$195,383	$88,401	45%

In the nine months ended September 30, 2017, Base Revenue increased by $89.9 million, or 53%, compared to the same period last year, and represented 92% and 87% of total revenue in the nine months ended September 30, 2017 and 2016, respectively. This increase was primarily attributable to an increase in the usage of all our products, particularly our Programmable Messaging products and Programmable Voice products, and the adoption of additional products by our existing customers. This increase was partially offset by pricing decreases that we have implemented over time for our customers in the form of lower usage prices in an effort to increase the reach and scale of our platform. The changes in usage and price were reflected in our Dollar-Based Net Expansion Rate of 131% for the nine months ended September 30, 2017. The increase in usage was also attributable to a 35% increase in the number of Active Customer Accounts, from 34,457 as of September 30, 2016 to 46,489 as of September 30, 2017.  As we previously disclosed, revenue from Uber, our largest Base Customer Account, decreased in the period. This was due to a combination of product usage decreases and certain price adjustments that were made by us as a result of Uber’s high volume growth. Accordingly, we expect the year-over-year decline in our revenue from Uber to continue to negatively impact our revenue growth rates and our Dollar-Based Net Expansion Rate for upcoming periods.

In the nine months ended September 30, 2017, Variable Revenue decreased by $1.5 million, or 6%, compared to the same period last year, and represented 8% and 13% of total revenue in the nine months ended September 30, 2017 and 2016, respectively. This decrease was primarily attributable to the fluctuating nature of our Variable Customer Accounts. As these customers increase or decrease their usage of our products, Variable Revenue also varies from period to period.

U.S. revenue and international revenue represented $221.9 million, or 78%, and $61.9 million, or 22%, respectively, of total revenue in the nine months ended September 30, 2017, compared to $165.5 million, or 85%, and $29.9 million, or 15%, respectively, of total revenue in the nine months ended September 30, 2016. This increase in international revenue is attributable to the growth in usage of our products, particularly our Programmable Messaging and Programmable Voice products, by our existing international Active Customer Accounts; a 41% increase in the number of international Active Customer Accounts excluding our most recent acquisition, driven in part by our focus on expanding our sales to customers outside of the United States; and our recent acquisition. We opened two offices outside of the United States between September 30, 2016 and September 30, 2017.

Cost of Revenue and Gross Margin

	Nine Months Ended September 30,
	2017	2016	Change
	(Dollars in thousands)
Cost of revenue	$127,873	$86,315	$41,558	48%
Gross margin	55%	56%

In the nine months ended September 30, 2017, cost of revenue increased by $41.6 million, or 48%, compared to the same period last year. The increase in cost of revenue was primarily attributable to a $33.1 million increase in network service providers’ fees, a $3.5 million increase in cloud infrastructure fees to support the growth in usage of our products and a $4.3 million increase in amortization expense related to our internal-use software and acquired intangible assets.

Operating Expenses

	Nine Months Ended September 30,
	2017	2016	Change
	(Dollars in thousands)
Research and development	$87,910	$53,339	$34,571	65%
Sales and marketing	73,047	47,451	25,596	54%
General and administrative	40,810	36,773	4,037	11%
Total operating expenses	$201,767	$137,563	$64,204	47%

In the nine months ended September 30, 2017, research and development expenses increased by $34.6 million, or 65%, compared to the same period last year. The increase was primarily attributable to a $25.6 million increase in personnel costs, net of a $5.7 million increase in capitalized software development costs, largely as a result of a 45% average increase in our research and development headcount due to our continued focus on product development and enhancement. The increase was also due in part to a $1.9 million increase in cloud infrastructure fees to support the staging and development of our products, a $1.7 million increase in depreciation and amortization, a $1.4 million increase related to software licenses, a $1.3 million increase in outsourced engineering services and a $0.6 million increase in other professional fees.

In the nine months ended September 30, 2017, sales and marketing expenses increased by $25.6 million, or 54%, compared to the same period last year. The increase was primarily attributable to a $17.8 million increase in personnel costs, largely as a result of a 40% average increase in sales and marketing headcount as we continued to expand our sales efforts in the United States and internationally, a $1.5 million increase in advertising costs, a $1.4 million increase in credit card processing fees due to increased volume, a $0.9 million increase in depreciation and amortization, a $0.7 million increase related to software licenses, a $0.6 million increase in employee travel, a $0.6 million increase in professional fees and a $0.5 million increase related to our SIGNAL conference.

In the nine months ended September 30, 2017, general and administrative expenses increased by $4.0 million, or 11%, compared to the same period last year.  The increase was primarily attributable to a $11.9 million increase in personnel costs, largely as a result of a 28% average increase in the headcount to support the growth of our business domestically and internationally, a $3.6 million increase in professional services fees primarily related to our operations as a public company and our on-going litigation matters, a $2.1 million increase in facilities and related expenses, a $0.5 million increase related to software licenses and a $0.2 million increase in business acquisition costs.  These increases were partially offset by the release of $13.1 million tax liability upon certain obligation settlements and estimate revisions, discussed in detail in Note 10 (d) of the condensed consolidated financial statements included elsewhere in this quarterly report on Form 10-Q, and a $1.7 million decrease in state and other taxes as we began collecting those in certain jurisdictions starting in the second quarter of 2017.

Liquidity and Capital Resources

To date, our principal sources of liquidity have been the net proceeds of $155.5 million and $64.4 million, after deducting underwriting discounts and offering expenses paid by us, from our initial public offering in June 2016 and our follow-on public offering in October 2016, respectively; the net proceeds we received through private sales of equity securities, as well as the payments received from customers using our products. From our inception through March 31, 2016, we completed several rounds of equity financing through the sale of our convertible preferred stock for total net proceeds of $237.1 million.  We believe that our cash and cash equivalents balances, our marketable securities portfolio and the cash flows generated by our operations will be sufficient to satisfy our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. However, our belief may prove to be incorrect, and we could utilize our available financial resources sooner than we currently expect. Our future capital requirements and the adequacy of available funds will depend on many factors, including those set forth in the section titled “Risk Factors.” We may be required to seek additional equity or debt financing in order to meet these future capital requirements. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us, or at all.  If we are unable to raise additional capital when desired, our business, results of operations and financial condition would be adversely affected.

Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2017	2016

Cash provided by (used in) operating activities	$(7,054)	$4,419
Cash used in investing activities	(235,795)	(21,814)
Cash provided by financing activities	29,002	160,785
Effect of exchange rate changes on cash and cash equivalents	88	—
Net increase (decrease) in cash and cash equivalents	$(213,759)	$143,390

Cash Flows from Operating Activities

In the nine months ended September 30, 2017, cash used in operating activities consisted primarily of our net loss of $44.8 million adjusted for non-cash items, including $36.0 million of stock-based compensation expense, $13.4 million of depreciation and amortization expense and $12.0 million of cumulative changes in operating assets and liabilities. With respect to changes in operating assets and liabilities, accounts payable and other current liabilities remained unchanged and deferred revenue increased $3.4 million due to increases in transaction volumes which were partially offset by the $13.1 million release of tax liability upon certain obligation settlements and estimate revisions, discussed in detail in Note 10 (d) of the condensed consolidated financial statements included elsewhere in this quarterly report on Form 10-Q. Accounts receivable and prepaid expenses increased $14.2 million, which resulted primarily from the timing of cash receipts from certain of our larger customers, pre-payments for cloud infrastructure fees and certain operating expenses.

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

Cash Flows from Investing Activities

In the nine months ended September 30, 2017, cash used in investing activities was $235.8 million, primarily consisting of $193.2 million of purchases of marketable securities, net of maturities, a $22.6 million payment for a business acquisition, net of cash acquired, an $12.3 million related to capitalized software development costs and a $8.6 million increase in purchases of capital assets primarily related to the leasehold improvements under our new office lease.

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

Cash Flows from Financing Activities

In the nine months ended September 30, 2017, cash provided by financing activities was $29.0 million, primarily consisting of $22.5 million proceeds from stock options exercises by our employees and $7.4 million proceeds from shares issued under our employee stock purchase plan.

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

Item 3.                          Quantitative and Qualitative Disclosures about Market Risk

Quantitative and Qualitative Disclosures about Market Risk

We are exposed to certain market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities as follows:

Interest Rate Risk

We had cash and cash equivalents of $91.9 million and marketable securities of $192.0 million as of September 30, 2017.  Cash and cash equivalents consist of bank deposits and money market funds. Marketable securities consist of U.S. treasury securities and high credit quality corporate debt securities. The cash and cash equivalents and marketable securities are held for working capital purposes. Such interest-earning instruments carry a degree of interest rate risk. To date, fluctuations in interest income have not been significant. The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. Due to the short-term nature of our investments, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. A hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our consolidated financial statements.

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

On March 28, 2016, Telesign filed a second lawsuit against us in the United States District Court, Central District of California (“Telesign II”), alleging infringement of U.S. Patent No. 9,300,792 (“‘792”) held by Telesign. The ‘792 patent is in the same patent family as the ‘920 and ‘038 patents asserted in Telesign I. On March 8, 2017, in response to a petition by the Company, the U.S. PTO issued an order instituting the inter partes review for the ‘792 patent. A final written decision is expected by March 2018.  On March 15, 2017, Twilio filed a motion to consolidate and stay related cases pending the conclusion of the now instituted ‘792 patent inter partes review.  On May 16, 2017, the court issued an order to consolidate the Telesign I and Telesign II matters and stay the consolidated case until the completion of the inter partes review of the’792 patent. With respect to each of the patents asserted in Telesign I and Telesign II, the complaints seek, among other things, to enjoin us from allegedly infringing the patents along with damages for lost profits.

On December 1, 2016, we filed a patent infringement lawsuit against Telesign in the United States District Court, Northern District of California, alleging indirect infringement of United States Patent No. 8,306,021, United States Patent No. 8,837,465, United States Patent No. 8,755,376, United States Patent No. 8,736,051, United States Patent No. 8,737,962, United States Patent No. 9,270,833, and United States Patent No. 9,226,217. Telesign filed a motion to dismiss the complaint on January 25, 2017. In two orders, issued on March 31, 2017 and April 17, 2017, the Court granted Telesign’s motion to dismiss with respect to the ‘962, ‘833, ‘051 and ‘217 patents, but denied Telesign’s motion to dismiss as to the ‘021, ‘465 and ‘376 patents. This litigation is currently ongoing.

On February 18, 2016, a putative class action complaint was filed in the Alameda County Superior Court in California, entitled Angela Flowers v. Twilio Inc. The complaint alleges that our products permit the interception, recording and disclosure of communications at a customer’s request and are in violation of the California Invasion of Privacy Act. The complaint seeks injunctive relief as well as monetary damages. On May 27, 2016, we filed a demurrer to the complaint. On August 2, 2016, the court issued an order denying the demurrer in part and granted it in part, with leave to amend by August 18, 2016 to address any claims under California’s Unfair Competition Law. The plaintiff opted not to amend the complaint. Discovery has already begun and a hearing on the class certification motion is set for December 2017.

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

We have incurred net losses in each year since our inception, including net losses of $44.8 million, $41.3 million and $35.5 million in the nine months ended September 30, 2017 and the years ended December 31, 2016 and 2015, respectively. We had an accumulated deficit of $231.5 million as of September 30, 2017. We expect to continue to expend substantial financial and other resources on, among other things:

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

We have experienced substantial growth in our business since inception. For example, our total headcount has grown from 676 employees on September 30, 2016 to 955 employees on September 30, 2017. In addition, we are rapidly expanding our international operations. Our international headcount grew from 103 employees as of September 30, 2016 to 202 employees as of September 30, 2017, and we established operations in two new countries within that same period. We expect to continue to expand our international operations in the future. We have also experienced significant growth in the number of customers, usage and amount of data that our platform and associated infrastructure support. This growth has placed and may continue to place significant demands on our corporate culture, operational infrastructure and management.

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

Our ability to grow and generate incremental revenue depends, in part, on our ability to maintain and grow our relationships with existing customers and to have them increase their usage of our platform. If our customers do not increase their use of our products, then our revenue may decline and our results of operations may be harmed. For example, Uber, our largest Base Customer Account, has decreased their usage of our products throughout 2017, which will lead to decreased revenues from this customer versus recent historical periods. Customers are charged based on the usage of our products. Most of our customers do not have long-term contractual financial commitments to us and, therefore, most of our customers may reduce or cease their use of our products at any time without penalty or termination charges. We cannot accurately predict customers’ usage levels and the loss of customers or reductions in their usage levels of our products may each have a negative impact on our business, results of operations and financial condition. Reductions in usage from existing customers and the loss of customers could cause our Dollar-Based Net Expansion Rate to decline in the future if customers are not satisfied with our products, the value proposition of our products or our ability to otherwise meet their needs and expectations. If a significant number of customers cease using, or reduce their usage of our products, then we may be required to spend significantly more on sales and marketing than we currently plan to spend in order to maintain or increase revenue from customers. Such additional sales and marketing expenditures could adversely affect our business, results of operations and financial condition.

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

In the nine months ended September 30, 2017 and the years ended December 31, 2016 and 2015, we derived 22%, 16% and 14% of our revenue, respectively, from customer accounts located outside the United States. The future success of our business will depend, in part, on our ability to expand our customer base worldwide. While we have been rapidly expanding our sales efforts internationally, our experience in selling our products outside of the United States is limited. Furthermore, our developer-first business model may not be successful or have the same traction outside the United States. As a result, our investment in marketing our products to these potential customers may not be successful. If we are unable to increase the revenue that we derive from international customers, then our business, results of operations and financial condition may be adversely affected.

We are in the process of expanding our international operations, which exposes us to significant risks.

We are continuing to expand our international operations to increase our revenue from customers outside of the United States as part of our growth strategy. Between September 30, 2016 and September 30, 2017, our international headcount grew from 103 employees to 202 employees, and we opened two new offices outside of the United States. We expect, in the future, to open additional foreign offices and hire employees to work at these offices in order to reach new customers and gain access to additional technical talent. Operating in international markets requires significant resources and management attention and will subject us to regulatory, economic and political risks in addition to those we already face in the United States. Because of our limited experience with international operations as well as developing and managing sales in international markets, our international expansion efforts may not be successful.

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

In the nine months ended September 30, 2017 and the years ended December 31, 2016 and 2015, our 10 largest Active Customer Accounts generated an aggregate of 20%, 30% and 32% of our revenue, respectively. In addition, a significant portion of our revenue comes from two customers, one of which is a Variable Customer Account.

In the nine months ended September 30, 2017 and the years ended December 31, 2016 and 2015, WhatsApp, a Variable Customer Account, accounted for 5%, 9% and 17% of our revenue, respectively. WhatsApp uses our Programmable Voice products and Programmable Messaging products in its applications to verify new and existing users on its service. Our Variable Customer Accounts, including WhatsApp, do not have long-term contracts with us and may reduce or fully terminate their usage of our products at any time without notice, penalty or termination charges. In addition, the usage of our products by WhatsApp and other Variable Customer Accounts may change significantly between periods.

In the nine months ended September 30, 2017 and the years ended December 31, 2016 and 2015, a second customer, Uber, a Base Customer Account, accounted for 9%, 14% and 9% of our revenue, respectively. Uber uses our Programmable Messaging products and Programmable Voice products. Although Uber has entered into a minimum commitment contract with us, its usage historically has significantly exceeded the minimum revenue commitment in its contract, and it could significantly reduce its usage of our products without notice or penalty. As we previously disclosed, Uber decreased their usage of our products throughout 2017 and may continue to do so in the future.

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

Our success depends, in part, on our ability to protect our brand and the proprietary methods and technologies that we develop under patent and other intellectual property laws of the United States and foreign jurisdictions so that we can prevent others from using our inventions and proprietary information. As of September 30, 2017, we had 13 registered trademarks in the United States and 61 registered trademarks in foreign jurisdictions. In addition, as of September 30, 2017, in the United States, we had been issued 74 patents which expire between 2029 and 2036, and we had 40 patent applications pending for examination and two pending provisional applications. As of such date, we also had seven issued patents and seven patent applications pending for examination in foreign jurisdictions, all of which are related to U.S. patents and patent applications. There can be no assurance that additional patents will be issued or that any patents that have been issued or that may be issued in the future will provide significant protection for our intellectual property. If we fail to protect our intellectual property rights adequately, our competitors might gain access to our technology and our business, results of operations and financial condition may be adversely affected.

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

The U.S. federal and various state and foreign governments have adopted or proposed limitations on, or requirements regarding, the collection, distribution, use, security and storage of personally identifiable information of individuals. The U.S. Federal Trade Commission and numerous state attorneys general are applying federal and state consumer protection laws to impose standards on the online collection, use and dissemination of data, and to the security measures applied to such data. Similarly, many foreign countries and governmental bodies, including the EU member states, have laws and regulations concerning the collection and use of personally identifiable information obtained from individuals located in the EU or by businesses operating within their jurisdiction, which are often more restrictive than those in the United States. Laws and regulations in these jurisdictions apply broadly to the collection, use, storage, disclosure and security of personally identifiable information that identifies or may be used to identify an individual, such as names, telephone numbers, email addresses and, in some jurisdictions, IP addresses and other online identifiers. In particular, on April 27, 2016 the European Union adopted the General Data Protection Regulation 2016/679 (GDPR) that will take full effect on May 25, 2018.  The GDPR will repeal and replace the EU Data Protection Directive 95/46/EC and it will be directly applicable across EU member states. The GDPR applies to any company established in the EU as well as to those outside the EU if they collect and use personal data through the provision of goods or services to individuals in the EU or monitoring their behavior (for example, through online tracking).  The GDPR enhances data protection obligations for businesses and provides direct legal obligations for service providers (data processors) processing personal data on behalf of customers, including with respect to cooperation with European data protection authorities, implementation of security measures and keeping records of personal data processing activities. Noncompliance with the GDPR can trigger steep fines of up to €20 million or 4% of global annual revenues, whichever is higher. Given the breadth and depth of changes in data protection obligations, preparing to meet the GDPR’s requirements before its application on May 25, 2018 requires time, resources and a review of the technology and systems currently in use against the GDPR’s requirements. We are taking steps to prepare for complying with the GDPR requirements, including integrating GDPR-compliant privacy protections into our products and services, commercial agreements and record-keeping practices to help us and our customers meet compliance GDPR obligations. Additional EU laws and regulations (and member states implementations thereof) further govern the protection of consumers and of electronic communications. Although we endeavor to have our products and platform comply with applicable laws and regulations, these and other obligations may be modified, they may be interpreted and applied in an inconsistent manner from one jurisdiction to another, and they may conflict with one another, other regulatory requirements, contractual commitments or our internal practices. In addition, we may find it necessary or desirable to join industry or other self-regulatory bodies or other privacy- or data protection-related organizations that require compliance with their rules pertaining to privacy and data protection. We also may be bound by contractual obligations relating to our collection, use and disclosure of personal, financial and other data.

We have in the past relied on adherence to the U.S. Department of Commerce’s Safe Harbor Privacy Principles and compliance with the U.S.—EU and U.S.—Swiss Safe Harbor Frameworks as agreed to and set forth by the U.S. Department of Commerce, and the European Union and Switzerland. As a result of the October 6, 2015 European Union Court of Justice, or ECJ, decision in Case C-362/14 (Schrems v. Data Protection Commissioner) regarding the adequacy of the U.S.—EU Safe Harbor Framework, the U.S.—EU Safe Harbor Framework is no longer deemed to be a valid method of compliance with restrictions set forth in the EU Data Protection Directive 95/46/EC (and member states’ implementations thereof) regarding the transfer of personal data outside of the European Economic Area. On July 12, 2016, the European Commission adopted the EU-U.S. Privacy Shield Framework to replace the Safe Harbor Framework and on January 12, 2017, the Swiss Government announced the approval of the Swiss-U.S. Privacy Shield Framework to replace the U.S.-Swiss Safe Harbor Framework. We self-certified to the EU-U.S. and Swiss-U.S. Privacy Shield Frameworks which ensure that we are implementing adequate privacy protections for EU personal data transferred to the U.S. The Privacy Shield Framework continues to face criticism from privacy advocates (which believe that it does not ensure adequate protections for personal data transferred to the US) and is subject to pending legal challenges in the General Court of the ECJ. Likewise, another transfer mechanism provided by the EU data protection legislation — the standard contractual clauses approved by the European Commission — is subject to a pending litigation before the Irish High Court (on grounds similar to those that led to the invalidation of the Safe Harbor framework), which recently referred questions on the validity of such clauses to the ECJ. In light of the above and the uncertainties surrounding mechanisms for data transfers, we anticipate engaging in efforts to legitimize data transfers from the European Economic Area. We may be unsuccessful in establishing legitimate means of transferring data from the European Economic Area, we may experience hesitancy, reluctance, or refusal by European or multinational customers to continue to use our services due to the potential risk exposure to such customers as a result of the ECJ ruling, and we and our customers are at risk of enforcement actions taken by an EU data protection authority until such point in time that we ensure that all data transfers to us from the European Economic Area are legitimized. In addition, as the United Kingdom transitions out of the EU, we may encounter additional complexity with respect to data privacy and data transfers.

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

We support local number and toll-free number portability, which allows our customers to transfer their existing phone numbers to us and thereby retain their existing phone numbers when subscribing to our voice products. Transferring existing numbers is a manual process that can take up to 15 business days or longer to complete. A new customer of our voice products must maintain both our voice product and the customer’s existing phone service during the number transferring process. Any delay that we experience in transferring these numbers typically results from the fact that we depend on network service providers to transfer these numbers, a process that we do not control, and these network service providers may refuse or substantially delay the transfer of these numbers to us. Local number portability is considered an important feature by many potential customers, and if we fail to reduce any related delays, then we may experience increased difficulty in acquiring new customers.

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

Significant judgments and estimates are required in determining our provision for income taxes and other tax liabilities. Our tax expense may be impacted, for example, if tax laws change or are clarified to our detriment or if tax authorities successfully challenge the tax positions that we take, such as, for example, positions relating to the arms-length pricing standards for our intercompany transactions and our state sales and use tax positions. In determining the adequacy of income taxes, we assess the likelihood of adverse outcomes that could result if our tax positions were challenged by the Internal Revenue Service, or IRS, and other tax authorities. Should the IRS or other tax authorities assess additional taxes as a result of examinations, we may be required to record charges to operations that could adversely affect our results of operations and financial condition. We are currently in discussions with certain states regarding prior state sales taxes that we may owe.  We have reserved $19.4 million on our September 30, 2017 balance sheet for these tax payments.  The actual exposure could differ materially from our current estimates, and if the actual payments we make to these and other states exceed the accrual in our balance sheet, our results of operations would be harmed.

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

As our international operations expand, our exposure to the effects of fluctuations in currency exchange rates grows. While we have primarily transacted with customers and business partners in U.S. dollars, we have transacted with customers in Japan in Japanese Yen and in Europe in Euros and Swedish Kronas, and expect to significantly expand the number of transactions with customers that are denominated in foreign currencies in the future as we continue to expand our business internationally. We incur expenses for some of our network service provider costs outside of the United States in local currencies and for employee compensation and other operating expenses at our non-U.S. locations in the local currency for such locations. Fluctuations in the exchange rates between the U.S. dollar and other currencies could result in an increase to the U.S. dollar equivalent of such expenses.

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

We review our intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. As of September 30, 2017, we carried a net $36.7 million of goodwill and intangible assets related to acquired businesses. An adverse change in market conditions, particularly if such change has the effect of changing one of our critical assumptions or estimates, could result in a change to the estimation of fair value that could result in an impairment charge to our goodwill or intangible assets. Any such charges may adversely affect our results of operations.

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

Prior to our initial public offering, there was no public market for shares of our Class A common stock. On June 23, 2016, we sold shares of our Class A common stock to the public at $15.00 per share. From June 23, 2016, the date that our Class A common stock started trading on the New York Stock Exchange, through October 31, 2017, the trading price of our Class A common stock has ranged from $22.80 per share to $70.96 per share. The trading price of our Class A common stock may continue to fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

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

The dual class structure of our common stock has the effect of concentrating voting control with those stockholders who held our capital stock prior to the completion of our initial public offering, including our directors, executive officers and significant stockholders and their respective affiliates who held in the aggregate 56.1% of the voting power of our capital stock as of September 30, 2017. This limits or precludes your ability to influence corporate matters, including the election of directors, amendments of our organizational documents and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval.

Our Class B common stock has 10 votes per share, and our Class A common stock has one vote per share. As of September 30, 2017, our directors, executive officers and holders of more than 5% of our common stock, and their respective affiliates, hold in the aggregate 56.1% of the voting power of our capital stock. Because of the 10-to-one voting ratio between our Class B common stock and Class A common stock, the holders of our Class B common stock collectively will continue to control a majority of the combined voting power of our common stock and therefore be able to control all matters submitted to our stockholders for approval until the earlier of (i) June 22, 2023, or (ii) the date the holders of two-thirds of our Class B common stock elect to convert the Class B common stock to Class A common stock. This concentrated control limits or precludes your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders.

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

EXHIBIT INDEX

Exhibit
Number	Description	Filing Date

31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

101.INS	XBRL Instance Document.	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document.	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith

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

Twilio Inc.

Date: November 13, 2017	/s/ JEFFREY LAWSON
Jeffrey Lawson
Chief Executive Officer
(Principal Executive Officer)

Date: November 13, 2017	/s/ LEE KIRKPATRICK
Lee Kirkpatrick
Chief Financial Officer
(Principal Accounting and Financial Officer)