Form 10-K
period 2017-12-31
TWILIO INC
filed 2018-03-01
CIK 1447669

Use these links to rapidly review the document

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934
For the fiscal year ended December 31, 2017
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

          Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act: Yes ☒    No ☐

          Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act: Yes ☐    No ☒

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

          Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐ Emerging growth company ☐

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

          The aggregate market value of stock held by non-affiliates as of June 30, 2017, was $1,678 million based upon $29.11 per share, the closing price for such date on the New York Stock Exchange.

          On January 31, 2018, the registrant had 70,176,391 shares of Class A common stock and 24,054,845 shares of Class B common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the registrant's definitive Proxy Statement for the 2018 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant's fiscal year ended December 31, 2017.

Twilio Inc.
Annual Report on Form 10-K
For the Fiscal Year Ended December 31, 2017

Special Note Regarding Forward-Looking Statements

        This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Exchange Act"), and Section 21E of the Securities Exchange Act of 1934, as amended, which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as "may," "will," "should," "expects," "plans," "anticipates," "could," "intends," "target," "projects," "contemplates," "believes," "estimates," "predicts," "potential" or "continue" or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to, statements about:

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

  •
  our ability to successfully defend litigation brought against us; and

  •
  our ability to comply with modified or new laws and regulations applying to our business, including GDPR and other privacy regulations that may be implemented in the future.

        We caution you that the foregoing list may not contain all of the forward-looking statements made in this Annual Report on Form 10-K.

        You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Annual Report on Form 10-K primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations and prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors described in Part I, Item 1A,"Risk Factors" and elsewhere in this Annual Report on Form 10-K. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Annual Report on Form 10-K. We cannot assure you that the results, events and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.

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

        Our platform consists of three layers: our Engagement Cloud, Programmable Communications Cloud and Super Network. Our Engagement Cloud software is a set of Application Programming Interfaces ("APIs") that handles the higher-level communication logic needed for nearly every type of customer engagement. These APIs are focused on the business challenges that a developer is looking to address, allowing our customers to more quickly and easily build better ways to engage with their customers throughout their journey. Our Programmable Communications Cloud software is a set of APIs that enables developers to embed voice, messaging and video capabilities into their applications. The Programmable Communications Cloud is designed to support almost all the fundamental ways humans communicate, unlocking innovators to address just about any communication market. The Super Network is our software layer that allows our customers' software to communicate with connected devices globally. It interconnects with communications networks around the world and continually analyzes data to optimize the quality and cost of communications that flow through our platform. The Super Network also contains a set of API's giving our customers access to more foundational components of our platform, like phone numbers.

        We had 48,979 Active Customer Accounts as of December 31, 2017, representing organizations big and small, old and young, across nearly every industry, with one thing in common: they are competing by using the power of software to build differentiation through communications. With our platform, our customers are disrupting existing industries and creating new ones. For example, our customers' software applications use our platform to notify a diner when a table is ready, provide enhanced application security through two-factor authentication, connect potential buyers to real estate agents, and power large, omni-channel contact centers. The range of applications that developers build with the Twilio platform has proven to be nearly limitless.

        Our goal is for Twilio to be in the toolkit of every software developer in the world. Because big ideas often start small, we encourage developers to experiment and iterate on our platform. We love when developers explore what they can do with Twilio, because one day they may have a business problem that they will use our products to solve.

        As our customers succeed, we share in their success through our usage-based revenue model. Our revenue grows as customers increase their usage of a product, extend their usage of a product to new applications or adopt a new product. We believe the most useful indicator of this increased activity from our existing customer accounts is our Dollar-Based Net Expansion Rate, which was 128% and 161% for the years ended December 31, 2017 and 2016, respectively. See Part II, Item 7,

"Management's Discussion and Analysis of Financial Condition and Results of Operations—Key Business Metrics—Dollar-Based Net Expansion Rate."

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

        Using our software, developers are able to incorporate communications into applications that span a range of industries and functionalities. Our Solution Partner customers, which embed our products in the solutions they sell to other businesses, are also able to leverage our products to deliver their applications.

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

  •
  Contact Center.  Improving customer support of powering customer care teams with voice, messaging and video capabilities that integrate with other systems to add context, such as a caller's support ticket history of present location.

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

Our Platform

Engagement Cloud

        While developers can build a broad range of applications on our platform, certain use cases are more common. Our Engagement Cloud APIs build upon our Programmable Communications Cloud to offer more fully implemented functionality for a specific purpose, such as two-factor authentication or skills-based routing in a contact center, thereby saving developers significant time in building their applications.

        Part of our core strategy is to provide a broad set of lower level building blocks (i.e. the products in our Programmable Communications Cloud and Super Network) that can be used to build virtually any use case. By doing this, we allow developers' creativity to flourish across the widest set of use cases—some of which haven't even been invented yet. As we observe what use cases are most common, and the work flows our customers find most challenging, we create the products in our Engagement Cloud to bring these learnings to a broader audience.

        The higher level APIs we have created in this layer of our platform are focused on addressing a massive opportunity to recreate and modernize the field of customer engagement. The means by which most companies engage with their customers is archaic and disjointed, made more glaring by the pace of development in other areas of communication. Our products in the Engagement Cloud combine the flexibility provided by our platform model along with the learnings we've gained over the past ten years focused on driving success at tens of thousands of customers.

Programmable Communications Cloud

        Our Programmable Communications Cloud provides a range of products that enables developers to embed voice, messaging and video capabilities into their applications. Our easy-to-use developer APIs provide a programmatic channel to access our software. Developers can utilize our intuitive programming language, TwiML, to specify application functions such as <Dial>, <Record> and <Play>, leveraging our software to manage the complexity of executing the specified functions.

        Our Programmable Communications Cloud consists of software products that can be used individually or in combination to build rich contextual communications within applications. We do not aim to provide complete business solutions, rather our Programmable Communications Cloud offers flexible building blocks that enable our customers to build what they need. Our Programmable Communications Cloud includes:

  •
  Programmable Voice.  Our Programmable Voice software products allow developers to build solutions to make and receive phone calls globally, and to incorporate advanced voice functionality such as text-to-speech, conferencing, recording and transcription. Programmable Voice, through our advanced call control software, allows developers to build customized applications that address use cases such as contact centers, call tracking and analytics solutions and anonymized communications.

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

  •
  Programmable Video.  Our Programmable Video software products enable developers to build next-generation mobile and web applications with embedded video, including for use cases such as customer care, collaboration and physician consultations.

Super Network

        Our Programmable Communications Cloud is built on top of our global software layer, which we call our Super Network. Our Super Network interfaces intelligently with communications networks globally. We use software to construct a high performance network that continuously optimizes quality and deliverability for our customers. Our Super Network breaks down the geopolitical boundaries and scale limitations of physical network infrastructure and provides our customers that use our Programmable Communications Cloud and Engagement Cloud offering access to over 180 countries.

The Super Network also contains a set of API's giving our customers access to more foundational components of our platform, such as phone numbers.

        We have strategically built out our global infrastructure and operate in 27 cloud data centers in nine geographically distinct regions. These data centers serve as interconnection points with network service providers and customers alike, giving us a truly global reach and a redundant means to connect businesses with billions of customers all over the world. Our provider relationships and deployed infrastructure have allowed us to catalogue the many different communications standards that exist today and offer them up to businesses as one consolidated platform with simple, easy-to-use APIs. We are continually adding new network service provider relationships as we scale, and we are not dependent upon any single network service provider to conduct our business.

        The strength of Twilio's Super Network comes from the software intelligence we've embedded throughout our communications network. By leveraging our software expertise we eliminate the traditional complexities and uncertainties of telecommunications and deliver a consistent and high quality communications platform for our customers. This allows customers to spend less time focusing on mastering the highly specialized and complex telecommunications industry and more time focusing on building best-in-class customer engagement experiences. Our proprietary technology selects which network service providers to use and routes the communications in order to optimize the quality and cost of the communications across our product offerings.

        Our Super Network analyzes massive volumes of data from our traffic, the applications that power it, and the underlying provider networks in order to optimize our customers' communications for quality and cost. As such, with every new message and call, our Super Network becomes more robust, intelligent and efficient, enabling us to provide better performance and deliverability for our customers. Our Super Network's sophistication becomes increasingly difficult for others to replicate over time as it is continually learning, improving and scaling.

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

Our Growth Strategy

        We are the leader in the Cloud Communications Platform category based on revenue, market share and reputation, and intend to continue to set the pace for innovation. We will continue to invest aggressively in our platform approach, which prioritizes increasing our reach and scale. We intend to pursue the following growth strategies:

  •
  Continue Significant Investment in our Technology Platform.  We will continue to invest in building new software capabilities and extending our platform to bring the power of contextual communications to a broader range of applications, geographies and customers. We have a substantial research and development team, comprising approximately 50% of our headcount as of December 31, 2017.

  •
  Grow Our Developer Community and Accelerate Adoption.  We will continue to enhance our relationships with developers globally and seek to increase the number of developers on our platform. As of December 31, 2017, we had 48,979 Active Customer Accounts and well over one million registered developer accounts registered on our platform. In addition to adding new developers, we believe there is significant opportunity for revenue growth from developers who have already registered accounts with us but who have not yet built their software applications with us, or whose applications are in their infancy and will grow with Twilio into an Active Customer Account.

  •
  Increase Our International Presence.  Our platform operates in over 180 countries today, making it as simple to communicate from São Paulo as it is from San Francisco. Customers outside the United States are increasingly adopting our platform, and for the years ended December 31, 2016 and 2017, revenue from international customer accounts accounted for 16% and 23% of our total revenue, respectively. We are investing to meet the requirements of a broader range of global developers and enterprises. We plan to grow internationally by continuing to expand our operations outside of the United States and collaborating with international strategic partners.

  •
  Expand Focus on Enterprises.  We plan to drive greater awareness and adoption of Twilio from enterprises across industries. We intend to further increase our investment in sales and marketing to meet evolving enterprise needs globally, in addition to extending our enterprise-focused use cases and platform capabilities, like our Twilio Enterprise Plan. Additionally, we believe there is significant opportunity to expand our relationships with existing enterprise customers.

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

  •
  Expand ISV Development Platform and SI Partnerships.  We have started developing relationships with independent software vendor ("ISV") development platforms and system integrators ("SIs"). ISV development platforms integrate Twilio to extend the functionality of their platforms, which expands our reach to a broader range of customers. SIs provide consulting and development services for organizations that have limited software development expertise to build our platform into their software applications. We generate revenue through our relationships with ISV development platforms and SIs when our products are used within the software or applications into which they are integrated by ISV development platforms and SIs. We do not share usage-based revenue with ISV development platforms or SIs, nor do we pay them to include our products in their offerings. We intend to continue to invest in and develop the ecosystem for our solutions in partnership with ISV development platforms and SIs to accelerate awareness and adoption of our platform.

  •
  Selectively Pursue Acquisitions and Strategic Investments.  We may selectively pursue acquisitions and strategic investments in businesses and technologies that strengthen our platform. In February 2015, we acquired Authy, a leading provider of authentication-as-a-service for large-scale applications. With the integration of Authy, we now provide a cloud-based API to seamlessly embed two-factor authentication and phone verification into any application. In November 2016, we acquired the proprietary Web Real-Time-Communication ("WebRTC") media processing technologies built by the team behind the Kurento Open Source Project. The Kurento Media Server capabilities, including large group communications, transcoding, recording and advanced media processing, has been integrated into Twilio Programmable Video. In

    February 2017, we acquired Beepsend, AB, a messaging provider based in Sweden specializing in messaging and SMS solutions.

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

Twilio.org

        We believe we can create greater social good through better communications. Through Twilio.org, which is a part of our company and not a separate legal entity, we donate and discount our products to nonprofits, who use our products to engage their audience, expand their reach and focus on making a meaningful change in the world. Twilio.org's mission is to send a billion messages for good. To that end, in 2015, we reserved 1% of our common stock to fund operations of Twilio.org. In our follow-on public offering in October 2016, we sold 100,000 shares of Class A common stock and raised $3.9 million to fund and support the operations of Twilio.org. In December 2016, Twilio.org donated the full $3.9 million proceeds into an independent Donor Advised Fund ("DAF") to further our philanthropic goals. In November 2017, Twilio.org donated 45,383 shares of Class A common stock with a fair value of $1.2 million into the same DAF. Both donations were treated as charitable contributions in our consolidated statements of operations included elsewhere in this Annual Report on Form 10-K. As of December 31, 2017, the total remaining shares reserved for Twilio.org was 635,014.

Our Products

  Engagement Cloud

        While developers can build a broad range of applications on our platform, certain use cases are more common. Our Engagement Cloud APIs build upon our Programmable Communications Cloud to offer more fully implemented functionality for a specific purpose, such as two-factor authentication or skills-based routing in a contact center, thereby saving developers significant time in building their applications.

  Account Security

        Identity and communications are closely linked, and this is a critical business need for our customers. Using our two-factor authentication APIs, developers can add an extra layer of security to their applications with second-factor passwords sent to a user's phone via SMS, voice or push notifications. Our Account Security products include:

  •
  Authy.  Provides user authentication codes through a variety of formats based on the developer's needs. Authentication codes can be delivered through the Authy app on registered mobile phones, desktop, or smart devices or via SMS and voice automated phone calls. In addition, authentication can be determined through a push notification on registered smartphones

  •
  Lookup.  Allows developers to validate number format, device type, and provider prior to sending messages or initiating calls.

  •
  Verify.  Allows developers to deliver a one-time passcode through SMS or voice to verify that a user is in possession of the device being registered

  TaskRouter

        A software product that enables intelligent multi-task routing in contact centers to optimize workflows, such as routing a call to an available agent. A task can be a phone call, SMS, chat message, lead, support ticket or even machine learning from a connected device.

        We charge on a per-use basis for most of our Engagement Cloud APIs.

  Programmable Communications Cloud

        Our Programmable Communications Cloud consists of software for voice, messaging, video and authentication that empowers developers to build applications that can communicate with connected devices globally. We do not aim to provide complete business solutions, rather our Programmable Communications Cloud offers flexible building blocks that enable our customers to build what they need.

  Programmable Voice

        Our Programmable Voice software products allow developers to build solutions to make and receive phone calls globally, and to incorporate advanced voice functionality such as text-to-speech, conferencing, recording and transcription. Programmable Voice, through our advanced call control software, allows developers to build customized applications that address use cases such as contact centers, call tracking and analytics solutions and anonymized communications. Our voice software works over both the traditional public switch telephone network, and over Internet Protocol. Programmable Voice includes:

  •
  Twilio Voice.  Initiate, receive and manage phone calls globally, end to end through traditional voice technology or between web browsers and landlines or mobile phones. Voice calling can also be integrated natively in Apple iOS and Google Android apps.

  •
  Call Recording.  Securely record, store, transcribe and retrieve voice calls in the cloud.

  •
  Global Conference.  Integrate audio conferencing that intelligently routes calls through cloud data centers in the closest of seven geographic regions to reduce latency. Scales from Basic, for a limited number of participants, to Epic, for an unlimited number of participants.

        We charge on a per-minute basis for most of our Programmable Voice products.

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

  •
  Channels.  Programmatically send, receive and track messages to messaging apps such as Facebook Messenger and Viber globally.

  •
  Toll-Free SMS.  Send and receive text messages with the same toll-free number used for voice calls in the United States and Canada.

        We charge on a per-message basis for most of our Programmable Messaging products.

  Programmable Video

        Programmable Video provides developers with the building blocks to add voice and video to web and mobile applications. Developers can address multiple use cases such as remote customer care, multi-party collaboration, video consultations and more by leveraging Programmable Video's global cloud infrastructure and powerful SDKs to build on WebRTC. Programmable Video includes:

  •
  Twilio Video.  Create rich, multi-party video experiences in web and mobile applications with features such as one-to-one and multi-party video calling, cloud based recordings, screen sharing etc.

  •
  Network Traversal.  Provide low-latency, cost-effective and reliable Session Traversal Utilities for Network Address Translation (STUN) and Traversal Using Relay for Network Address Translation (TURN) capabilities distributed across five continents. This functionality allows developers to initiate peer-to-peer video sessions across any internet-connected device globally.

        We charge on a per-connected-endpoint, per-active-endpoint and per-gigabit basis for our Programmable Video products.

  Super Network

        Our Programmable Communications Cloud is built on top of our global software layer, which we call our Super Network. Our Super Network interfaces intelligently with communications networks globally. We do not own any physical network infrastructure. We use software to build a high performance network that optimizes performance for our customers. The Super Network also contains a set of API's giving our customers access to more foundational components of our platform, like phone numbers and Session Initiation Protocol ("SIP") Trunking.

  •
  Instant Phone Number Provisioning.  Acquire local, national, mobile and toll-free phone numbers on demand in over 100 countries and connect them into the customers' applications.

  •
  Short Codes.  A five to seven digit phone number in the United States, Canada and the United Kingdom used to send and receive a high-volume of messages per second.

  •
  Elastic SIP Trunking.  Connect legacy voice applications to our Super Network over IP infrastructure with globally-available phone numbers and pay-as-you-go pricing.

  •
  Interconnect.  Connect privately to Twilio to enable enterprise grade security and quality of service for Twilio Voice and Elastic SIP Trunking.

        We charge on a per-minute or per-phone-number basis for most of our Super Network products.

Our Employees

        As of December 31, 2017, we had a total of 996 employees, including 215 employees located outside of the United States. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We have not experienced any work stoppages, and we consider our relations with our employees to be good.

Research and Development

        Our research and development efforts are focused on ensuring that our platform is resilient and available to our customers at any time, and on enhancing our existing products and developing new products.

        Our research and development organization is built around small development teams. Our small development teams foster greater agility, which enables us to develop new, innovative products and make rapid changes to our infrastructure that increase resiliency and operational efficiency. Our development teams designed, built and continue to expand our Engagement Cloud, Programmable Communications Cloud and Super Network.

        As of December 31, 2017, we had 497 employees in our research and development organization. We intend to continue to invest in our research and development capabilities to extend our platform and bring the power of contextual communications to a broader range of applications, geographies and customers. Our research and development expenses for the years ended December 31, 2017, 2016 and 2015 were $120.7 million, $77.9 million and $42.6 million, respectively.

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

        When potential customers do not have the available developer resources to build their own applications, we refer them to our Solution Partners, who embed our products in the solutions that they sell to other businesses, such as contact centers and sales force and marketing automation.

        We also supplement our self-service model with a sales effort aimed at engaging larger potential customers, strategic leads and existing customers through a direct sales approach. We have supplemented this sales effort with our Twilio Enterprise Plan, which provides capabilities for advanced security, access management and granular administration. Our sales organization targets technical leaders and business leaders who are seeking to leverage software to drive competitive differentiation. As we educate these leaders on the benefits of developing applications incorporating our products to differentiate their business, they often consult with their developers regarding implementation. We believe that developers are often advocates for our products as a result of our developer-focused approach. Our sales organization includes sales development, inside sales, field sales and sales engineering personnel.

        As of December 31, 2017, we had 358 employees in our sales and marketing organization.

Customer Support

        We have designed our products and platform to be self-service and require minimal customer support. To enable seamless self-service, we provide all of our users with helper libraries, comprehensive documentation, how-to's and tutorials. We supplement and enhance these tools with the participation of our engaged developer community. In addition, we provide support options to address the individualized needs of our customers. All developers get free email-based support with API status notifications. Our developers also engage with the broader Twilio community to resolve certain issues.

        We also offer three paid tiers of email and phone support with increasing levels of availability and guaranteed response times. Our highest tier personalized plan is intended for our largest customers and includes guaranteed response times that vary based on the priority of the request, a dedicated support engineer, a duty manager and quarterly status review. Our support model is global, with 24x7 coverage and support offices located in the United States, the United Kingdom, Estonia and Singapore. We currently derive an insignificant amount of revenue from fees charged for customer support.

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

        We believe that we compete favorably on the basis of the factors listed above. We believe that none of our competitors currently competes directly with us across all of our product offerings.

        Our competitors fall into four primary categories:

  •
  legacy on-premise vendors, such as Avaya and Cisco;

  •
  regional network service providers that offer limited developer functionality on top of their own physical infrastructure;

  •
  smaller software companies that compete with portions of our product line; and

  •
  software-as-a-service "SaaS" companies that offer prepackaged applications for a narrow set of use cases.

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

        As of December 31, 2017, in the United States, we had been issued 77 patents, which expire between 2029 and 2036, and had 42 patent applications pending for examination and three pending provisional applications. As of such date, we also had seven issued patents and seven patent applications pending for examination in foreign jurisdictions, all of which are related to U.S. patents and patent applications. In addition, as of December 31, 2017, we had 14 trademarks registered in the United States and 61 trademarks registered in foreign jurisdictions.

        We further seek to protect our intellectual property rights by implementing a policy that requires our employees and independent contractors involved in development of intellectual property on our behalf to enter into agreements acknowledging that all works or other intellectual property generated or conceived by them on our behalf are our property, and assigning to us any rights, including intellectual property rights, that they may claim or otherwise have in those works or property, to the extent allowable under applicable law.

        Despite our efforts to protect our technology and proprietary rights through intellectual property rights, licenses and other contractual protections, unauthorized parties may still copy or otherwise obtain and use our software and other technology. In addition, we intend to continue to expand our international operations, and effective intellectual property, copyright, trademark and trade secret protection may not be available or may be limited in foreign countries. Any significant impairment of our intellectual property rights could harm our business or our ability to compete. Further, companies in the communications and technology industries may own large numbers of patents, copyrights and trademarks and may frequently threaten litigation, or file suit against us based on allegations of infringement or other violations of intellectual property rights. We currently are subject to, and expect to face in the future, allegations that we have infringed the intellectual property rights of third parties, including our competitors and non-practicing entities.

Regulatory

        We are subject to a number of U.S. federal and state and foreign laws and regulations that involve matters central to our business. These laws and regulations may involve privacy, data protection, intellectual property, competition, consumer protection, export taxation or other subjects. Many of the laws and regulations to which we are subject are still evolving and being tested in courts and could be interpreted in ways that could harm our business. In addition, the application and interpretation of these laws and regulations often are uncertain, particularly in the new and rapidly evolving industry in which we operate. Because global laws and regulations have continued to develop and evolve rapidly, it is possible that we or our products or our platform may not be, or may not have been, compliant with each such applicable law or regulation.

        For example, the GDPR, which will take full effect on May 25, 2018, enhances data protection obligations for businesses and requires service providers (data processors) processing personal data on behalf of customers to cooperate with European data protection authorities, implement security measures and keep records of personal data processing activities. Noncompliance with the GDPR can trigger fines equal to the greater of €20 million or 4% of global annual revenue. Given the breadth and depth of changes in data protection obligations, preparing to meet the requirements of GDPR before its effective date has required significant time and resources, including a review of our technology and systems currently in use against the requirements of GDPR. We have taken steps to prepare for complying with GDPR, including integrating GDPR-compliant privacy protections into our products and platform, commercial agreements and record-keeping practices to help us and our customers meet the compliance obligations of GDPR. However, additional EU laws and regulations (and member states' implementations thereof) further govern the protection of consumers and of electronic communications. If our efforts to comply with GDPR or other applicable EU laws and regulations are not successful, we may be subject to penalties and fines that would adversely impact our business and results of operations, and our ability to conduct business in the EU could be significantly impaired.

        In addition, the Telephone Consumer Protection Act of 1991 ("TCPA"), restricts telemarketing and the use of automatic text messages without proper consent. The scope and interpretation of the laws that are or may be applicable to the delivery of text messages are continuously evolving and developing. If we do not comply with these laws, or regulations or if we become liable under these laws or regulations due to the failure of our customers to comply with these laws by obtaining proper consent, we could face direct liability.

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

        Twilio, the Twilio logo and other trademarks or service marks of Twilio appearing in this Annual Report on Form 10-K are the property of Twilio. Trade names, trademarks and service marks of other companies appearing in this Annual Report on Form 10-K are the property of their respective holders

Information about Geographic Revenue

        Information about geographic revenue is set forth in Note 9 of our Notes to our Consolidated Financial Statements included in Part II, Item 8, "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.

Available Information

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

Item 1A.    Risk Factors

        A description of the risks and uncertainties associated with our business is set forth below. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Annual Report on Form 10-K, including Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our condensed consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. The risks and uncertainties described below may not be the only ones we face. If any of the risks actually occur, our business, financial condition, results of operations and prospects could be materially and adversely affected. In that event, the market price of our Class A common stock could decline.

 Risks Related to Our Business and Our Industry

The market for our products and platform is new and unproven, may decline or experience limited growth and is dependent in part on developers continuing to adopt our platform and use our products.

        We were founded in 2008, and we have been developing and providing a cloud-based platform that enables developers and organizations to integrate voice, messaging and video communications capabilities into their software applications. This market is relatively new and unproven and is subject to a number of risks and uncertainties. We believe that our revenue currently constitutes a significant portion of the total revenue in this market, and therefore, we believe that our future success will depend in large part on the growth, if any, of this market. The utilization of APIs by developers and organizations to build communications functionality into their applications is still relatively new, and developers and organizations may not recognize the need for, or benefits of, our products and platform. Moreover, if they do not recognize the need for and benefits of our products and platform, they may decide to adopt alternative products and services to satisfy some portion of their business needs. In order to grow our business and extend our market position, we intend to focus on educating developers and other potential customers about the benefits of our products and platform, expanding the functionality of our products and bringing new technologies to market to increase market acceptance and use of our platform. Our ability to expand the market that our products and platform address depends upon a number of factors, including the cost, performance and perceived value associated with such products and platform. The market for our products and platform could fail to grow significantly or there could be a reduction in demand for our products as a result of a lack of developer acceptance, technological challenges, competing products and services, decreases in spending by current and prospective customers, weakening economic conditions and other causes. If our market does not experience significant growth or demand for our products decreases, then our business, results of operations and financial condition could be adversely affected.

We have a history of losses and we are uncertain about our future profitability.

        We have incurred net losses in each year since our inception, including net losses of $63.7 million, $41.3 million and $35.5 million in 2017, 2016 and 2015, respectively. We had an accumulated deficit of $250.4 million as of December 31, 2017. We expect to continue to expend substantial financial and other resources on, among other things:

  •
  investments in our engineering team, the development of new products, features and functionality and enhancements to our platform;

  •
  sales and marketing, including the continued expansion of our direct sales organization and marketing programs, especially for enterprises and for organizations outside of the United States, and expanding our programs directed at increasing our brand awareness among current and new developers;

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

        We have experienced substantial growth in our business since inception. For example, our headcount has grown from 730 employees on December 31, 2016 to 996 employees on December 31, 2017. In addition, we are rapidly expanding our international operations. Our international headcount grew from 125 employees as of December 31, 2016 to 215 employees as of December 31, 2017, and we established operations in one new country within that same period. We expect to continue to expand our international operations in the future. We have also experienced significant growth in the number of customers, usage and amount of data that our platform and associated infrastructure support. This growth has placed and may continue to place significant demands on our corporate culture, operational infrastructure and management.

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

        Additionally, certain large scale events, such as major elections and sporting events, can significantly impact usage levels on our platform, which could cause fluctuations in our results of operations. We expect that significantly increased usage of all communications platforms, including ours, during certain seasonal and one-time events could impact delivery and quality of our products during those events. We also experienced increased expenses in the second quarter of 2017 due to our developer conference, SIGNAL, which we plan to host in the fourth quarter of 2018 and plan to host annually. Such annual and one-time events may cause fluctuations in our results of operations and may impact both our revenue and operating expenses.

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

Our business depends on customers increasing their use of our products, and any loss of customers or decline in their use of our products could materially and adversely affect our business, results of operations and financial condition.

        Our ability to grow and generate incremental revenue depends, in part, on our ability to maintain and grow our relationships with existing customers and to have them increase their usage of our platform. If our customers do not increase their use of our products, then our revenue may decline and our results of operations may be harmed. For example, Uber, our largest Base Customer, decreased its usage of our products throughout 2017, which will result in decreased revenues from this customer versus recent historical periods. Customers are charged based on the usage of our products. Most of our customers do not have long-term contractual financial commitments to us and, therefore, most of our customers may reduce or cease their use of our products at any time without penalty or termination charges. Customers may terminate or reduce their use of our products for any number of reasons, including if they are not satisfied with our products, the value proposition of our products or our ability to meet their needs and expectations. We cannot accurately predict customers' usage levels and the loss of customers or reductions in their usage levels of our products may each have a negative impact on our business, results of operations and financial condition and may cause our Dollar-Based Net Expansion Rate to decline in the future if customers are not satisfied with our products, the value proposition of our products or our ability to meet their needs and expectations. If a significant number of customers cease using, or reduce their usage of our products, then we may be required to spend significantly more on sales and marketing than we currently plan to spend in order to maintain or increase revenue from customers. Such additional sales and marketing expenditures could adversely affect our business, results of operations and financial condition.

If we are unable to attract new customers in a cost-effective manner, then our business, results of operations and financial condition would be adversely affected.

        In order to grow our business, we must continue to attract new customers in a cost-effective manner. We use a variety of marketing channels to promote our products and platform, such as developer events and developer evangelism, as well as search engine marketing and optimization. We periodically adjust the mix of our other marketing programs such as regional customer events, email campaigns, billboard advertising and public relations initiatives. If the costs of the marketing channels we use increase dramatically, then we may choose to use alternative and less expensive channels, which may not be as effective as the channels we currently use. As we add to or change the mix of our marketing strategies, we may need to expand into more expensive channels than those we are currently in, which could adversely affect our business, results of operations and financial condition. We will incur marketing expenses before we are able to recognize any revenue that the marketing initiatives may generate, and these expenses may not result in increased revenue or brand awareness. We have made in the past, and may make in the future, significant expenditures and investments in new marketing campaigns, and we cannot guarantee that any such investments will lead to the cost-effective acquisition of additional customers. If we are unable to maintain effective marketing programs, then our ability to attract new customers could be materially and adversely affected, our advertising and marketing expenses could increase substantially and our results of operations may suffer.

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

        As we seek to increase the adoption of our products by enterprises, we expect to incur higher costs and longer sales cycles. In this market segment, the decision to adopt our products may require the approval of multiple technical and business decision makers, including security, compliance, procurement, operations and IT. In addition, while enterprise customers may quickly deploy our products on a limited basis, before they will commit to deploying our products at scale, they often require extensive education about our products and significant customer support time, engage in protracted pricing negotiations and seek to secure readily available development resources. In addition, sales cycles for enterprises are inherently more complex and less predictable than the sales through our self-service model, and some enterprise customers may not use our products enough to generate revenue that justifies the cost to obtain such customers. In addition, these complex and resource intensive sales efforts could place additional strain on our product and engineering resources. Further, enterprises, including some of our customers, may choose to develop their own solutions that do not include our products. They also may demand reductions in pricing as their usage of our products increases, which could have an adverse impact on our gross margin. As a result of our limited experience selling and marketing to enterprises, our efforts to sell to these potential customers may not be successful. If we are unable to increase the revenue that we derive from enterprises, then our business, results of operations and financial condition may be adversely affected.

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

        As part of our growth strategy, we intend to expand our relationships with existing Solution Partner customers and add new Solution Partner customers. If we fail to expand our relationships with existing Solution Partner customers or establish relationships with new Solution Partner customers in a timely and cost-effective manner, or at all, then our business, results of operations and financial condition could be adversely affected. Additionally, even if we are successful at building these relationships but there are problems or issues with integrating our products into the solutions of these customers, our reputation and ability to grow our business may be harmed.

We rely upon Amazon Web Services to operate our platform, and any disruption of or interference with our use of Amazon Web Services would adversely affect our business, results of operations and financial condition.

        We outsource substantially all of our cloud infrastructure to Amazon Web Services ("AWS"), which hosts our products and platform. Our customers need to be able to access our platform at any time, without interruption or degradation of performance. AWS runs its own platform that we access, and we are, therefore, vulnerable to service interruptions at AWS. We have experienced, and expect that in the future we may experience interruptions, delays and outages in service and availability due to a variety of factors, including infrastructure changes, human or software errors, website hosting disruptions and capacity constraints. Capacity constraints could be due to a number of potential causes, including technical failures, natural disasters, fraud or security attacks. For instance, in September 2015, AWS suffered a significant outage that had a widespread impact on the ability of our customers to use several of our products. In addition, if our security, or that of AWS, is compromised, or our products or platform are unavailable or our users are unable to use our products within a reasonable amount of time or at all, then our business, results of operations and financial condition could be adversely affected. In some instances, we may not be able to identify the cause or causes of these performance problems within a period of time acceptable to our customers. It may become increasingly difficult to maintain and improve our platform performance, especially during peak usage times, as our products become more complex and the usage of our products increases. To the extent that we do not effectively address capacity constraints, either through AWS or alternative providers of cloud infrastructure, our business, results of operations and financial condition may be adversely affected. In addition, any changes in service levels from AWS may adversely affect our ability to meet our customers' requirements.

        The substantial majority of the services we use from AWS are for cloud-based server capacity and, to a lesser extent, storage and other optimization offerings. AWS enables us to order and reserve server capacity in varying amounts and sizes distributed across multiple regions. We access AWS infrastructure through standard IP connectivity. AWS provides us with computing and storage capacity pursuant to an agreement that continues until terminated by either party. AWS may terminate the agreement by providing 30 days prior written notice, and it may in some cases terminate the agreement immediately for cause upon notice. Although we expect that we could receive similar services from other third parties, if any of our arrangements with AWS are terminated, we could experience interruptions on our platform and in our ability to make our products available to customers, as well as delays and additional expenses in arranging alternative cloud infrastructure services.

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

        In 2017, 2016 and 2015, we derived 23%, 16% and 14% of our revenue, respectively, from customer accounts located outside the United States. The future success of our business will depend, in part, on our ability to expand our customer base worldwide. While we have been rapidly expanding our sales efforts internationally, our experience in selling our products outside of the United States is limited. Furthermore, our developer-first business model may not be successful or have the same traction outside the United States. As a result, our investment in marketing our products to these potential customers may not be successful. If we are unable to increase the revenue that we derive from international customers, then our business, results of operations and financial condition may be adversely affected.

We are in the process of expanding our international operations, which exposes us to significant risks.

        We are continuing to expand our international operations to increase our revenue from customers outside of the United States as part of our growth strategy. Between December 31, 2016 and December 31, 2017, our international headcount grew from 125 employees to 215 employees, and we opened one new office outside of the United States. We expect to open additional foreign offices and hire employees to work at these offices in order to reach new customers and gain access to additional technical talent. Operating in international markets requires significant resources and management attention and will subject us to regulatory, economic and political risks in addition to those we already face in the United States. Because of our limited experience with international operations or with developing and managing sales in international markets, our international expansion efforts may not be successful.

        In addition, we will face risks in doing business internationally that could adversely affect our business, including:

  •
  exposure to political developments in the United Kingdom ("U.K."), including the planned departure of the U.K. from the European Union (EU) in March 2019, which has created an uncertain political and economic environment, instability for businesses and volatility in global financial markets;

  •
  the difficulty of managing and staffing international operations and the increased operations, travel, infrastructure and legal compliance costs associated with numerous international locations;

  •
  our ability to effectively price our products in competitive international markets;

  •
  new and different sources of competition;

  •
  our ability to comply with the General Data Protection Regulation ("GDPR"), which will go into effect on May 25, 2018;

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

        Also, due to costs from our international expansion efforts and network service provider fees outside of the United States, which generally are higher than domestic rates, our gross margin for international customers is typically lower than our gross margin for domestic customers. As a result, our gross margin may be impacted and fluctuate as we expand our operations and customer base worldwide.

        Our failure to manage any of these risks successfully could harm our international operations, and adversely affect our business, results of operations and financial condition.

We currently generate significant revenue from our largest customers, and the loss or decline in revenue from any of these customers could harm our business, results of operations and financial condition.

        In 2017, 2016 and 2015, our 10 largest Active Customer Accounts generated an aggregate of 19%, 30% and 32% of our revenue, respectively. In addition, a significant portion of our revenue comes from two customers, one of which is a Variable Customer Account.

        In 2017, 2016 and 2015, WhatsApp, a Variable Customer, accounted for 6%, 9% and 17% of our revenue, respectively. WhatsApp uses our Programmable Voice products and Programmable Messaging products in its applications to verify new and existing users on its service. Our Variable Customer Accounts, including WhatsApp, do not have long-term contracts with us and may reduce or fully terminate their usage of our products at any time without notice, penalty or termination charges. In addition, the usage of our products by WhatsApp and other Variable Customer Accounts may change significantly between periods.

        In 2017, 2016 and 2015, a second customer, Uber, a Base Customer, accounted for 8%, 14% and 9% of our revenue, respectively. Uber uses our Programmable Messaging products and Programmable Voice products. Uber, or any other one of our Base Customers, could significantly reduce their usage of our products without notice or penalty. Uber decreased its usage of our products throughout 2017 and may continue to do so in the future.

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

        Some of our competitors and potential competitors are larger and have greater name recognition, longer operating histories, more established customer relationships, larger budgets and significantly greater resources than we do. In addition, they have the operating flexibility to bundle competing products and services at little or no perceived incremental cost, including offering them at a lower price as part of a larger sales transaction. As a result, our competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards or customer requirements. In addition, some competitors may offer products or services that address one or a limited number of functions at lower prices, with greater depth than our products or in different geographies. Our current and potential competitors may develop and market new products and services with comparable functionality to our products, and this could lead to us having to decrease prices in order to remain competitive. Customers utilize our products in many ways and use varying levels of functionality that our products offer or are capable of supporting or enabling within their applications. Customers that use many of the features of our products or use our products to support or enable core functionality for their applications may have difficulty or find it impractical to replace our products with a competitor's products or services, while customers that use only limited functionality may be able to more easily replace our products with competitive offerings. Our customers also may choose to build some of the functionality our products provide, which may limit or eliminate their demand for our products.

        With the introduction of new products and services and new market entrants, we expect competition to intensify in the future. In addition, some of our customers may choose to use our products and our competitors' products at the same time. Further, customers and consumers may choose to adopt other forms of electronic communications or alternative communication platforms.

        Moreover, as we expand the scope of our products, we may face additional competition. If one or more of our competitors were to merge or partner with another of our competitors, the change in the competitive landscape could also adversely affect our ability to compete effectively. In addition, some of our competitors have lower list prices than us, which may be attractive to certain customers even if those products have different or lesser functionality. If we are unable to maintain our current pricing due to competitive pressures, our margins will be reduced and our business, results of operations and financial condition would be adversely affected. In addition, pricing pressures and increased competition generally could result in reduced revenue, reduced margins, increased losses or the failure of our products to achieve or maintain widespread market acceptance, any of which could harm our business, results of operations and financial condition.

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

        We charge our customers based on their use of our products. We expect that we may need to change our pricing from time to time. In the past we have sometimes reduced our prices either for individual customers in connection with long-term agreements or for a particular product. One of the challenges to our pricing is that the fees that we pay to network service providers over whose networks we transmit communications can vary daily or weekly and are affected by volume and other factors that may be outside of our control and difficult to predict. This can result in us incurring increased costs that we may be unable or unwilling to pass through to our customers, which could adversely impact our business, results of operations and financial condition.

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

        Our agreements with customers typically provide for service level commitments. If we suffer extended periods of downtime for our products or platform and we are unable to meet these commitments, then we are contractually obligated to provide a service credit, which is typically 10% of the customer's amounts due for the month in question. In addition, the performance and availability of AWS, which provides our cloud infrastructures is outside of our control and, therefore, we are not in full control of whether we meet our service level commitments. As a result, our business, results of operations and financial condition could be adversely affected if we suffer unscheduled downtime that exceeds the service level commitments we have made to our customers. Any extended service outages could adversely affect our business and reputation.

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

        We depend upon our IT systems to conduct virtually all of our business operations, ranging from our internal operations and research and development activities to our marketing and sales efforts and communications with our customers and business partners. Individuals or entities may attempt to penetrate our network security, or that of our platform, and to cause harm to our business operations, including by misappropriating our proprietary information or that of our customers, employees and business partners or to cause interruptions of our products and platform. Because the techniques used by such individuals or entities to access, disrupt or sabotage devices, systems and networks change frequently and may not be recognized until launched against a target, we may be unable to anticipate these techniques, and we may not become aware in a timely manner of such a security breach, which could exacerbate any damage we experience. Additionally, we depend upon our employees and contractors to appropriately handle confidential and sensitive data, including customer data, and to deploy our IT resources in a safe and secure manner that does not expose our network systems to security breaches or the loss of data. Any data security incidents, including internal malfeasance by our employees, unauthorized access or usage, virus or similar breach or disruption of us or our service providers, such as AWS or network service providers, could result in loss of confidential information, damage to our reputation, loss of customers, litigation, regulatory investigations, fines, penalties and other liabilities. Accordingly, if our cybersecurity measures or those of AWS or our network service providers, fail to protect against unauthorized access, attacks (which may include sophisticated cyberattacks) or the mishandling of data by our employees and contractors, then our reputation, business, results of operations and financial condition could be adversely affected.

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

        Our platform must integrate with a variety of network, hardware, mobile and software platforms and technologies, and we need to continuously modify and enhance our products and platform to adapt to changes and innovation in these technologies. If customers adopt new software platforms or infrastructure, we may be required to develop new versions of our products to work with those new platforms or infrastructure. This development effort may require significant resources, which would adversely affect our business, results of operations and financial condition. Any failure of our products and platform to operate effectively with evolving or new platforms and technologies could reduce the demand for our products. If we are unable to respond to these changes in a cost-effective manner, our products may become less marketable and less competitive or obsolete, and our business, results of operations and financial condition could be adversely affected.

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

        We believe that continued growth of our business depends in part upon identifying, developing and maintaining strategic relationships with independent software vendor development platforms and system integrators. As part of our growth strategy, we plan to further develop product partnerships with ISV development platforms to embed our products as additional distribution channels and also intend to further develop partnerships and specific solution areas with systems integrators. If we fail to establish these relationships in a timely and cost-effective manner, or at all, then our business, results of operations and financial condition could be adversely affected. Additionally, even if we are successful at developing these relationships but there are problems or issues with the integrations or enterprises are not willing to purchase through ISV development platforms, our reputation and ability to grow our business may be adversely affected.

Any failure to offer high quality customer support may adversely affect our relationships with our customers and prospective customers, and adversely affect our business, results of operations and financial condition.

        Many of our customers depend on our customer support team to assist them in deploying our products effectively to help them to resolve post-deployment issues quickly and to provide ongoing support. If we do not devote sufficient resources or are otherwise unsuccessful in assisting our customers effectively, it could adversely affect our ability to retain existing customers and could prevent prospective customers from adopting our products. We may be unable to respond quickly enough to accommodate short-term increases in demand for customer support. We also may be unable to modify the nature, scope and delivery of our customer support to compete with changes in the support services provided by our competitors. Increased demand for customer support, without corresponding revenue, could increase costs and adversely affect our business, results of operations and financial condition. Our sales are highly dependent on our business reputation and on positive recommendations from developers. Any failure to maintain high quality customer support, or a market perception that we do not maintain high quality customer support, could adversely affect our reputation, business, results of operations and financial condition.

We have been sued, and may, in the future, be sued by third parties for alleged infringement of their proprietary rights, which could adversely affect our business, results of operations and financial condition.

        There is considerable patent and other intellectual property development activity in our industry. Our future success depends, in part, on not infringing the intellectual property rights of others. Our competitors or other third parties have claimed and may, in the future, claim that we are infringing upon their intellectual property rights, and we may be found to be infringing upon such rights. For example, on April 30, 2015, Telesign Corporation ("Telesign"), filed a lawsuit against us in the United States District Court, Central District of California ("Telesign I"). Telesign alleges that we are infringing three U.S. patents that it holds: U.S. Patent No. 8,462,920 ("' 920"), U.S. Patent No. 8,687,038 ("' 038") and U.S. Patent No. 7,945,034 ("' 034"). The patent infringement allegations in the lawsuit relate to our Account Security products, our two-factor authentication use case and an API tool to find information about a phone number. Subsequently, on March 28, 2016, Telesign filed a second lawsuit against us in the United States District Court, Central District of California ("Telesign II"), alleging infringement of U.S. Patent No. 9,300,792 ("'792") held by Telesign. The '792 patent is in the same patent family as the '920 and '038 patents asserted in Telesign I, and the infringement allegations in Telesign II relate to our Account Security products and our two-factor authentication use case. With respect to each of the patents asserted in Telesign I and Telesign II, the complaints seek, among other things, to enjoin us from allegedly infringing these patents along with damages for lost profits. See the section titled "Item 3. Legal Proceedings." We intend to vigorously defend ourselves against these lawsuits and believe we have meritorious defenses to each matter in which we are a defendant. However, litigation is inherently uncertain, and any judgment or injunctive relief entered against us or any adverse settlement could negatively affect our business, results of operations and financial condition. In addition, litigation can involve significant management time and attention and be expensive, regardless of outcome. During the course of these lawsuits, there may be announcements of the results of hearings and motions and other interim developments related to the litigation. If securities analysts or investors regard these announcements as negative, the trading price of our Class A common stock may decline.

        In the future, we may receive claims from third parties, including our competitors, that our products or platform and underlying technology infringe or violate a third party's intellectual property rights, and we may be found to be infringing upon such rights. We may be unaware of the intellectual property rights of others that may cover some or all of our technology. Any claims or litigation could cause us to incur significant expenses and, if successfully asserted against us, could require that we pay substantial damages or ongoing royalty payments, prevent us from offering our products, or require that we comply with other unfavorable terms. We may also be obligated to indemnify our customers or business partners in connection with any such litigation and to obtain licenses or modify our products or platform, which could further exhaust our resources. Even if we were to prevail in the event of claims or litigation against us, any claim or litigation regarding intellectual property could be costly and time-consuming and divert the attention of our management and other employees from our business. Patent infringement, trademark infringement, trade secret misappropriation and other intellectual property claims and proceedings brought against us, whether successful or not, could harm our brand, business, results of operations and financial condition.

Indemnity provisions in various agreements potentially expose us to substantial liability for intellectual property infringement and other losses.

        Our agreements with customers and other third parties typically include indemnification or other provisions under which we agree to indemnify or otherwise be liable to them for losses suffered or incurred as a result of claims of intellectual property infringement, damages caused by us to property or persons or other liabilities relating to or arising from our products or platform or other acts or omissions. The term of these contractual provisions often survives termination or expiration of the applicable agreement. Large indemnity payments or damage claims from contractual breach could harm our business, results of operations and financial condition. Although typically we contractually limit our liability with respect to such obligations, we may still incur substantial liability related to them. Any dispute with a customer with respect to such obligations could have adverse effects on our relationship with that customer and other current and prospective customers, demand for our products and adversely affect our business, results of operations and financial condition.

We could incur substantial costs in protecting or defending our intellectual property rights, and any failure to protect our intellectual property could adversely affect our business, results of operations and financial condition.

        Our success depends, in part, on our ability to protect our brand and the proprietary methods and technologies that we develop under patent and other intellectual property laws of the United States and foreign jurisdictions so that we can prevent others from using our inventions and proprietary information. As of December 31, 2017, in the United States, we had been issued 77 patents, which expire between 2029 and 2036, and had 42 patent applications pending for examination and three pending provisional applications. As of such date, we also had seven issued patents and seven patent applications pending for examination in foreign jurisdictions, all of which are related to U.S. patents and patent applications. There can be no assurance that additional patents will be issued or that any patents that have been issued or that may be issued in the future will provide significant protection for our intellectual property. As of December 31, 2017, we had 14 registered trademarks in the United States and 61 registered trademarks in foreign jurisdictions. If we fail to protect our intellectual property rights adequately, our competitors might gain access to our technology and our business, results of operations and financial condition may be adversely affected.

        There can be no assurance that the particular forms of intellectual property protection that we seek, including business decisions about when to file patent applications and trademark applications, will be adequate to protect our business. We could be required to spend significant resources to monitor and protect our intellectual property rights. Litigation may be necessary in the future to enforce our intellectual property rights, determine the validity and scope of our proprietary rights or those of others, or defend against claims of infringement or invalidity. Such litigation could be costly, time-consuming and distracting to management, result in a diversion of significant resources, the narrowing or invalidation of portions of our intellectual property and have an adverse effect on our business, results of operations and financial condition. Our efforts to enforce our intellectual property rights may be met with defenses, counterclaims and countersuits attacking the validity and enforceability of our intellectual property rights or alleging that we infringe the counterclaimant's own intellectual property. Any of our patents, copyrights, trademarks or other intellectual property rights could be challenged by others or invalidated through administrative process or litigation.

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

        Any acquisition, investment or business relationship may result in unforeseen operating difficulties and expenditures. In particular, we may encounter difficulties assimilating or integrating the businesses, technologies, products, personnel or operations of the acquired companies, particularly if the key personnel of the acquired company choose not to work for us, their products or services are not easily adapted to work with our platform, or we have difficulty retaining the customers of any acquired business due to changes in ownership, management or otherwise. Acquisitions also may disrupt our business, divert our resources or require significant management attention that would otherwise be available for development of our existing business. Moreover, the anticipated benefits of any acquisition, investment or business relationship may not be realized or we may be exposed to unknown risks or liabilities.

        Negotiating these transactions can be time consuming, difficult and expensive, and our ability to complete these transactions may often be subject to approvals that are beyond our control.

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

  •
  encounter difficulties retaining key employees of the acquired company or integrating diverse software codes or business cultures; or

  •
  become subject to adverse tax consequences, substantial depreciation, or deferred compensation charges.

        The occurrence of any of these foregoing could adversely affect our business, results of operations and financial condition.

We depend largely on the continued services of our senior management and other key employees, the loss of any of whom could adversely affect our business, results of operations and financial condition.

        Our future performance depends on the continued services and contributions of our senior management and other key employees to execute on our business plan, to develop our products and platform, to deliver our products to customers, to attract and retain customers and to identify and pursue opportunities. The loss of services of senior management or other key employees could significantly delay or prevent the achievement of our development and strategic objectives. In particular, we depend to a considerable degree on the vision, skills, experience and effort of our co-founder and Chief Executive Officer, Jeff Lawson. None of our executive officers or other senior management personnel is bound by a written employment agreement and any of them may terminate employment with us at any time with no advance notice. On February 13, 2018, we announced that our Chief Financial Officer, Lee Kirkpatrick, will be leaving our company. Though Mr. Kirkpatrick has indicated that he will remain with us until his replacement has been hired, we could experience a delay or disruption in the achievement of our business objectives while we search for and onboard a new Chief Financial Officer and during the period the new Chief Financial Officer gets up to speed on our business and financial and accounting systems. The replacement of any other of our senior management personnel would likely involve significant time and costs, and such loss could significantly delay or prevent the achievement of our business objectives. The loss of the services of other of our senior management or other key employees for any reason could adversely affect our business, results of operations and financial condition.

If we are unable to hire, retain and motivate qualified personnel, our business will suffer.

        Our future success depends, in part, on our ability to continue to attract and retain highly skilled personnel. We believe that there is, and will continue to be, intense competition for highly skilled management, technical, sales and other personnel with experience in our industry in the San Francisco Bay Area, where our headquarters are located, and in other locations where we maintain offices. We must provide competitive compensation packages and a high quality work environment to hire, retain and motivate employees. If we are unable to retain and motivate our existing employees and attract qualified personnel to fill key positions, such as the Chief Financial Officer role, we may be unable to manage our business effectively, including the development, marketing and sale of our products, which could adversely affect our business, results of operations and financial condition. To the extent we hire personnel from competitors, we also may be subject to allegations that they have been improperly solicited or divulged proprietary or other confidential information.

        Volatility in, or lack of performance of, our stock price may also affect our ability to attract and retain key personnel. Many of our key personnel are, or will soon be, vested in a substantial number of shares of Class A common stock or stock options. Employees may be more likely to terminate their employment with us if the shares they own or the shares underlying their vested options have significantly appreciated in value relative to the original purchase prices of the shares or the exercise prices of the options, or, conversely, if the exercise prices of the options that they hold are significantly above the trading price of our Class A common stock. If we are unable to retain our employees, our business, results of operations and financial condition could be adversely affected.

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

        We and our customers that use our products may be subject to privacy- and data protection-related laws and regulations that impose obligations in connection with the collection, processing and use of personal data, financial data, health or other similar data. The U.S. federal and various state and foreign governments have adopted or proposed limitations on, or requirements regarding, the collection, distribution, use, security and storage of personally identifiable information of individuals. The U.S. Federal Trade Commission and numerous state attorneys general are applying federal and state consumer protection laws to impose standards on the online collection, use and dissemination of data, and to the security measures applied to such data.

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

        For example, in April 2016 the European Union ("EU") adopted the General Data Protection Regulation ("GDPR"), which will take full effect on May 25, 2018. The GDPR enhances data protection obligations for businesses and requires service providers (data processors) processing personal data on behalf of customers to cooperate with European data protection authorities, implement security measures and keep records of personal data processing activities. Noncompliance with the GDPR can trigger fines equal to or greater of €20 million or 4% of global annual revenues. Given the breadth and depth of changes in data protection obligations, preparing to meet the requirements of GDPR before its effective date has required significant time and resources, including a review of our technology and systems currently in use against the requirements of GDPR. There are also additional EU laws and regulations (and member states implementations thereof) which govern the protection of consumers and of electronic communications. If our efforts to comply with GDPR or other applicable EU laws and regulations are not successful, we may be subject to penalties and fines that would adversely impact our business and results of operations, and our ability to conduct business in the EU could be significantly impaired.

        We have in the past relied on the EU-U.S and the Swiss-U.S. Privacy Shield frameworks approved by the European Commission in July 2016 and the Swiss Government in January 2017, respectively, which were designed to allow U.S. corporations to self-certify to the U.S. Department of Commerce and publicly commit to comply with the Privacy Shield requirements to freely import personal data from the EU and Switzerland. However, ongoing legal challenges to these frameworks has resulted in some uncertainty as to their validity. We anticipate engaging in efforts to legitimize data transfers from the European Economic Area, but we may experience hesitancy, reluctance, or refusal by European or multinational customers to continue to use our services due to the potential risk exposure to such customers as a result of the ECJ ruling. We and our customers are at risk of enforcement actions taken by an EU data protection authority until such point in time that we are able to ensure that all data transfers to us from the European Economic Area are legitimized. In addition, as the United Kingdom transitions out of the EU, we may encounter additional complexity with respect to data privacy and data transfers from the U.K.

        Additionally, although we endeavor to have our products and platform comply with applicable laws and regulations, these and other obligations may be modified, they may be interpreted and applied in an inconsistent manner from one jurisdiction to another, and they may conflict with one another, other regulatory requirements, contractual commitments or our internal practices

        We also may be bound by contractual obligations relating to our collection, use and disclosure of personal, financial and other data or may find it necessary or desirable to join industry or other self-regulatory bodies or other privacy- or data protection-related organizations that require compliance with their rules pertaining to privacy and data protection.

        We expect that there will continue to be new proposed laws, rules of self-regulatory bodies, regulations and industry standards concerning privacy, data protection and information security in the United States, the European Union and other jurisdictions, and we cannot yet determine the impact such future laws, rules, regulations and standards may have on our business. Moreover, existing U.S. federal and various state and foreign privacy- and data protection-related laws and regulations are evolving and subject to potentially differing interpretations, and various legislative and regulatory bodies may expand current or enact new laws and regulations regarding privacy- and data protection-related matters. Because global laws, regulations and industry standards concerning privacy and data security have continued to develop and evolve rapidly, it is possible that we or our products or platform may not be, or may not have been, compliant with each such applicable law, regulation and industry standard and compliance with such new laws or to changes to existing laws may impact our business and practices, require us to expend significant resources to adapt to these changes, or to stop offering our products in certain countries. These developments could adversely affect our business, results of operations and financial condition.

        Any failure or perceived failure by us, our products or our platform to comply with new or existing U.S., EU or other foreign privacy or data security laws, regulations, policies, industry standards or legal obligations, or any security incident that results in the unauthorized access to, or acquisition, release or transfer of, personally identifiable information or other customer data may result in governmental investigations, inquiries, enforcement actions and prosecutions, private litigation, fines and penalties, adverse publicity or potential loss of business. For example, on February 18, 2016, a putative class action complaint was filed in the Alameda County Superior Court in California. The complaint alleges that our products permit the interception, recording and disclosure of communications at a customer's request and in violation of the California Invasion of Privacy Act. This litigation, or any other such actions in the future and related penalties could divert management's attention and resources, adversely affect our brand, business, results of operations and financial condition.

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

  •
  the TCPA, which limits the use of automatic dialing systems, artificial or prerecorded voice messages, SMS text messages and fax machines;

  •
  the Communications Assistance for Law Enforcement Act ("CALEA"), which requires covered entities to assist law enforcement in undertaking electronic surveillance;

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

        In addition, our future success depends in part on our ability to procure large quantities of local and toll-free direct inward dialing numbers ("DIDs"), in the United States and foreign countries at a reasonable cost and without restrictions. Our ability to procure, distribute and retain DIDs depends on factors outside of our control, such as applicable regulations, the practices of network service providers that provide DIDs, such as offering DIDs with conditional minimum volume call level requirements, the cost of these DIDs and the level of overall competitive demand for new DIDs. Due to their limited availability, there are certain popular area code prefixes that we generally cannot obtain. Our inability to acquire or retain DIDs for our operations would make our voice and messaging products less attractive to potential customers in the affected local geographic areas. In addition, future growth in our customer base, together with growth in the customer bases of other providers of cloud communications, has increased, which increases our dependence on needing sufficiently large quantities of DIDs. It may become increasingly difficult to source larger quantities of DIDs as we scale and we may need to pay higher costs for DIDs, and DIDs may become subject to more stringent usage conditions. Any of the foregoing could adversely affect our business, results of operations and financial condition.

We face a risk of litigation resulting from customer misuse of our software to send unauthorized text messages in violation of the Telephone Consumer Protection Act.

        The actual or perceived improper sending of text messages may subject us to potential risks, including liabilities or claims relating to consumer protection laws. For example, the Telephone Consumer Protection Act of 1991 restricts telemarketing and the use of automatic SMS text messages without proper consent. This has resulted in civil claims against our company and requests for information through third-party subpoenas. The scope and interpretation of the laws that are or may be applicable to the delivery of text messages are continuously evolving and developing. If we do not comply with these laws or regulations or if we become liable under these laws or regulations due to the failure of our customers to comply with these laws by obtaining proper consent, we could face direct liability.

We may be subject to governmental export controls and economic sanctions regulations that could impair our ability to compete in international markets due to licensing requirements and could subject us to liability if we are not in compliance with applicable laws.

        Certain of our products and services may be subject to export control and economic sanctions regulations, including the U.S. Export Administration Regulations, U.S. Customs regulations and various economic and trade sanctions regulations administered by the U.S. Treasury Department's Office of Foreign Assets Controls. Exports of our products and the provision of our services must be made in compliance with these laws and regulations. Although we take precautions to prevent our products from being provided in violation of such laws, we are aware of previous exports of certain of our products to a small number of persons and organizations that are the subject of U.S. sanctions or located in countries or regions subject to U.S. sanctions. If we fail to comply with these laws and regulations, we and certain of our employees could be subject to substantial civil or criminal penalties, including: the possible loss of export privileges; fines, which may be imposed on us and responsible employees or managers; and, in extreme cases, the incarceration of responsible employees or managers. Obtaining the necessary authorizations, including any required license, for a particular deployment may be time-consuming, is not guaranteed and may result in the delay or loss of sales opportunities. In addition, changes in our products or services, or changes in applicable export or economic sanctions regulations may create delays in the introduction and deployment of our products and services in international markets, or, in some cases, prevent the export of our products or provision of our services to certain countries or end users. Any change in export or economic sanctions regulations, shift in the enforcement or scope of existing regulations, or change in the countries, governments, persons or technologies targeted by such regulations, could also result in decreased use of our products and services, or in our decreased ability to export our products or provide our services to existing or prospective customers with international operations. Any decreased use of our products and services or limitation on our ability to export our products and provide our services could adversely affect our business, results of operations and financial condition.

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

        Significant judgments and estimates are required in determining our provision for income taxes and other tax liabilities. Our tax expense may be impacted, for example, if tax laws change or are clarified to our detriment or if tax authorities successfully challenge the tax positions that we take, such as, for example, positions relating to the arms-length pricing standards for our intercompany transactions and our state sales and use tax positions. In determining the adequacy of income taxes, we assess the likelihood of adverse outcomes that could result if our tax positions were challenged by the Internal Revenue Service ("IRS"), and other tax authorities. Should the IRS or other tax authorities assess additional taxes as a result of examinations, we may be required to record charges to operations that could adversely affect our results of operations and financial condition. We are currently in discussions with certain states regarding prior state sales taxes that we may owe. We have reserved $20.9 million on our December 31, 2017 balance sheet for these tax payments. The actual exposure could differ materially from our current estimates, and if the actual payments we make to these and other states exceed the accrual in our balance sheet, our results of operations would be harmed.

We could be subject to liability for historical and future sales, use and similar taxes, which could adversely affect our results of operations.

        We conduct operations in many tax jurisdictions throughout the United States. In many of these jurisdictions, non-income-based taxes, such as sales and use and telecommunications taxes, are assessed on our operations. We are subject to indirect taxes, and may be subject to certain other taxes, in some of these jurisdictions. Historically, we have not billed or collected these taxes and, in accordance with generally accepted accounting principles in the United States ("U.S. GAAP"), we have recorded a provision for our tax exposure in these jurisdictions when it is both probable that a liability has been incurred and the amount of the exposure can be reasonably estimated. These estimates include several key assumptions, including, but not limited to, the taxability of our products, the jurisdictions in which we believe we have nexus, and the sourcing of revenues to those jurisdictions. In the event these jurisdictions challenge our assumptions and analysis, our actual exposure could differ materially from our current estimates.

        We may be subject to scrutiny from state tax authorities in various jurisdictions and may have additional exposure related to our historical operations. Furthermore, certain jurisdictions in which we do not collect such taxes may assert that such taxes are applicable, which could result in tax assessments, penalties and interest, and we may be required to collect such taxes in the future. Such tax assessments, penalties and interest or future requirements may adversely affect our business, results of operations and financial condition.

        Effective March 2017, we began collecting telecommunications-based taxes from our customers in certain jurisdictions. Since then, we have added more jurisdictions where we collect these taxes and we expect to continue expanding the number of jurisdictions in which we will collect these taxes in the future. Some customers may question the incremental tax charges and some may seek to negotiate lower pricing from us, which could adversely affect our business, results of operations and financial condition.

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

        Most of our customers authorize us to bill their credit card accounts directly for service fees that we charge. If people pay for our services with stolen credit cards, we could incur substantial third-party vendor costs for which we may not be reimbursed. Further, our customers provide us with credit card billing information online, and we do not review the physical credit cards used in these transactions, which increases our risk of exposure to fraudulent activity. We also incur charges, which we refer to as chargebacks, from the credit card companies from claims that the customer did not authorize the credit card transaction to purchase our services. If the number of unauthorized credit card transactions becomes excessive, we could be assessed substantial fines for excess chargebacks and we could lose the right to accept credit cards for payment.

        Our products may also be subject to fraudulent usage, including but not limited to revenue share fraud, domestic traffic pumping, subscription fraud, premium text message scams and other fraudulent schemes. Although our customers are required to set passwords or personal identification numbers to protect their accounts, third parties have in the past been, and may in the future be, able to access and use their accounts through fraudulent means. Furthermore, spammers attempt to use our products to send targeted and untargeted spam messages. We cannot be certain that our efforts to defeat spamming attacks will be successful in eliminating all spam messages from being sent using our platform. In addition, a cybersecurity breach of our customers' systems could result in exposure of their authentication credentials, unauthorized access to their accounts or fraudulent calls on their accounts, any of which could adversely affect our business, results of operations and financial condition.

Unfavorable conditions in our industry or the global economy or reductions in spending on information technology and communications could adversely affect our business, results of operations and financial condition.

        Our results of operations may vary based on the impact of changes in our industry or the global economy on our customers. Our results of operations depend in part on demand for information technology and cloud communications. In addition, our revenue is dependent on the usage of our products, which in turn is influenced by the scale of business that our customers are conducting. To the extent that weak economic conditions result in a reduced volume of business for, and communications by, our customers and prospective customers, demand for, and use of, our products may decline. Furthermore, weak economic conditions may make it more difficult to collect on outstanding accounts receivable. Additionally, historically, we have generated the substantial majority of our revenue from small and medium-sized businesses, and we expect this to continue for the foreseeable future. Small and medium-sized business may be affected by economic downturns to a greater extent than enterprises, and typically have more limited financial resources, including capital borrowing capacity, than enterprises. If our customers reduce their use of our products, or prospective customers delay adoption or elect not to adopt our products, as a result of a weak economy, this could adversely affect our business, results of operations and financial condition.

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

        As our international operations expand, our exposure to the effects of fluctuations in currency exchange rates grows. While we have primarily transacted with customers and business partners in U.S. dollars, we have transacted with customers in Japan in Japanese Yen and in Europe in Euros and Swedish Kronas. We expect to significantly expand the number of transactions with customers that are denominated in foreign currencies in the future as we continue to expand our business internationally. We also incur expenses for some of our network service provider costs outside of the United States in local currencies and for employee compensation and other operating expenses at our non-U.S. locations in the local currency for such locations. Fluctuations in the exchange rates between the U.S. dollar and other currencies could result in an increase to the U.S. dollar equivalent of such expenses.

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

        As of December 31, 2017, we had federal and state net operating loss carryforwards ("NOLs"), of $229.3 million and $159.6 million, respectively, due to prior period losses. In general, under Section 382 of the Internal Revenue Code of 1986, as amended ("Code"), a corporation that undergoes an "ownership change" (generally defined as a greater than 50-percentage-point cumulative change (by value) in the equity ownership of certain stockholders over a rolling three-year period) is subject to limitations on its ability to utilize its pre-change NOLs to offset post-change taxable income. Our existing NOLs may be subject to limitations arising from previous ownership changes, and if we undergo an ownership change in the future, our ability to utilize NOLs could be further limited by Section 382 of the Code. Future changes in our stock ownership, some of which may be outside of our control, could result in an ownership change under Section 382 of the Code.

        On December 22, 2017, the U.S. government enacted new tax legislation commonly referred to as the Tax Cuts and Jobs Act (the "Tax Act"). The Tax Act makes broad and complex changes to the U.S. tax code including changes to the uses and limitations of net operating losses. For example, while the Tax Act allows for federal net operating losses incurred in tax years beginning prior to December 31, 2017 to be carried forward indefinitely, the Tax Act also imposes an 80% limitation on the use of net operating losses that are generated in tax years beginning after December 31, 2017. Furthermore, our ability to utilize our net operating losses is conditioned upon our maintaining profitability in the future and generating U.S. federal taxable income. Since we do not know whether or when we will generate the U.S. federal taxable income necessary to utilize our remaining net operating losses, these net operating loss carryforwards could expire unused.

If our estimates or judgments relating to our critical accounting policies prove to be incorrect, our results of operations could be adversely affected.

        The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided Part II,

Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations." The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities and equity, and the amount of revenue and expenses that are not readily apparent from other sources. Significant assumptions and estimates used in preparing our consolidated financial statements include those related to revenue recognition, capitalized internal-use software development costs, legal contingencies, non-income taxes, business combination and valuation of goodwill and purchased intangible assets and stock-based compensation. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of securities analysts and investors, resulting in a decline in the trading price of our Class A common stock.

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

        For example, in May 2014 the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) (ASU 2014-09) that became effective on January 1, 2018. Based on our preliminary assessment, we do not believe there will be material changes to our revenue recognition and we are still in process of assessing the impact of adoption of the new standard on our accounting for sales commissions. Refer to Note 2 in the notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information on the new guidance and its potential impact on us. Adoption of this standard and any difficulties in implementation of changes in accounting principles, including the ability to modify our accounting systems, could cause us to fail to meet our financial reporting obligations, which could result in regulatory discipline and harm investors' confidence in us.

We have identified a material weakness in our internal controls related to the tracking of qualifying internal use software development costs eligible for capitalization; our failure to remediate the identified deficiency may cause us not to be able to accurately or timely report our financial condition or results of operations. If one or more of our internal controls over financial reporting are not effective, it could adversely affect investor confidence in us and our reputation, business or stock price.

        In reviewing the accounting for our software development activities, our management has concluded that our internal controls did not effectively track and categorize software development costs between period expenses and capitalization as a fixed asset in accordance with GAAP. As described under "Item 9A—Controls and Procedures," our management has concluded that the identified deficiencies constitute a material weakness in our internal control over financial reporting. Notwithstanding the foregoing, our management has concluded that the consolidated financial statements included in this Annual Report on Form 10-K fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in this Annual Report on Form 10-K in conformity with GAAP.

        A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. Although we plan to remediate the identified deficiencies as quickly as possible, we cannot, at this time, estimate when such remediation may occur, and our initiatives may not prove successful.

        We cannot guarantee that we will not identify additional deficiencies in our internal control over financial reporting in the future. If we are unable to remediate the deficiencies or identify additional deficiencies in the future, our ability to record, process and report financial information accurately, and to prepare financial statements within the time periods specified by the rules and forms of the SEC, could be adversely affected. The occurrence of or failure to remediate a material weakness may adversely affect our reputation and business and the market price of our common stock and any other securities we may issue.

If our goodwill or intangible assets become impaired, we may be required to record a significant charge to earnings.

        We review our intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. As of December 31, 2017, we carried a net $35.9 million of goodwill and intangible assets related to acquired businesses. An adverse change in market conditions, particularly if such change has the effect of changing one of our critical assumptions or estimates, could result in a change to the estimation of fair value that could result in an impairment charge to our goodwill or intangible assets. Any such charges may adversely affect our results of operations.

Our business is subject to the risks of earthquakes, fire, floods and other natural catastrophic events, and to interruption by man-made problems such as power disruptions, computer viruses, data security breaches or terrorism.

        Our corporate headquarters are located in the San Francisco Bay Area, a region known for seismic activity. A significant natural disaster, such as an earthquake, fire or flood, occurring at our headquarters, at one of our other facilities or where a business partner is located could adversely affect our business, results of operations and financial condition. Further, if a natural disaster or man-made problem were to affect our network service providers or Internet service providers, this could adversely affect the ability of our customers to use our products and platform. In addition, natural disasters and acts of terrorism could cause disruptions in our or our customers' businesses, national economies or the world economy as a whole. We also rely on our network and third-party infrastructure and enterprise applications and internal technology systems for our engineering, sales and marketing, and operations activities. Although we maintain incident management and disaster response plans, in the event of a major disruption caused by a natural disaster or man-made problem, we may be unable to continue our operations and may endure system interruptions, reputational harm, delays in our development activities, lengthy interruptions in service, breaches of data security and loss of critical data, any of which could adversely affect our business, results of operations and financial condition.

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

        Prior to our initial public offering in June 2016, there was no public market for shares of our Class A common stock. On June 23, 2016, we sold shares of our Class A common stock to the public at $15.00 per share. From June 23, 2016, the date that our Class A common stock started trading on the New York Stock Exchange, through January 31, 2018, the trading price of our Class A common stock has ranged from $22.80 per share to $70.96 per share. The trading price of our Class A common stock may continue to fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

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

  •
  announced or completed acquisitions of businesses, products, services or technologies by us or our competitors;

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

        Additionally, the shares of Class A common stock subject to outstanding options and restricted stock unit awards under our equity incentive plans and the shares reserved for future issuance under our equity incentive plans will become eligible for sale in the public market upon issuance, subject to applicable insider trading policies. Certain holders of our Class A common stock have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for our stockholders or ourselves.

The dual class structure of our common stock has the effect of concentrating voting control with those stockholders who held our capital stock prior to the completion of our initial public offering, including our directors, executive officers and their respective affiliates. This limits or precludes your ability to influence corporate matters, including the election of directors, amendments of our organizational documents and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval.

        Our Class B common stock has 10 votes per share, and our Class A common stock has one vote per share. As of December 31, 2017, our directors, executive officers and their respective affiliates, held in the aggregate 54.5% of the voting power of our capital stock. Because of the 10-to-one voting ratio between our Class B common stock and Class A common stock, the holders of our Class B common stock collectively will continue to control a majority of the combined voting power of our common stock and therefore be able to control all matters submitted to our stockholders for approval until the earlier of (i) June 28, 2023, or (ii) the date the holders of two-thirds of our Class B common stock elect to convert the Class B common stock to Class A common stock. This concentrated control limits or precludes your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders.

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

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        Our headquarters is located in San Francisco, California, where we lease approximately 90,000 square feet of office space under a lease that expires in 2024. The lease payments range from $0.4 million per month in the first 60 months to $0.5 million per month thereafter. The lease included a tenant improvement allowance to cover construction of certain leasehold improvements for up to $8.3 million. All of this amount had been collected from the landlord as of December 31, 2017. We secured our lease obligation with a $7.4 million letter of credit, which we designated as restricted cash on our balance sheet as of December 31, 2016. As of December 31, 2017, the letter of credit and the restricted cash were reduced to $5.5 million, as stipulated in the lease agreement and upon satisfaction of required conditions.

        In addition to our headquarters, we lease space in Mountain View, Tallinn, Bogota, Madrid and Malmo as additional research and development offices. We also lease space for additional sales and marketing offices in New York, Dublin, London, Munich, Hong Kong and Singapore. Our Dublin office is our international headquarters.

        We lease all of our facilities and do not own any real property. We intend to procure additional space in the future as we continue to add employees and expand geographically. We believe our facilities are adequate and suitable for our current needs and that, should it be needed, suitable additional or alternative space will be available to accommodate our operations.

Item 3.    Legal Proceedings

        On April 30, 2015, Telesign Corporation ("Telesign"), filed a lawsuit against us in the United States District Court, Central District of California ("Telesign I"). Telesign alleges that we are infringing three U.S. patents that it holds: U.S. Patent No. 8,462,920 ("'920"), U.S. Patent No. 8,687,038 ("'038") and U.S. Patent No. 7,945,034 ("'034"). The patent infringement allegations in the lawsuit relate to our Account Security products, our two-factor authentication use case and an API tool to find information about a phone number. We petitioned the U.S. Patent and Trademark Office for inter partes review of the patents at issue. On July 8, 2016, the PTO denied our petition for inter partes review of the '920 and '038 patents and on June 26, 2017, it upheld the patentability of the '034 patent, adopting Telesign's narrow construction of its patent.

        On March 28, 2016, Telesign filed a second lawsuit against us in the United States District Court, Central District of California ("Telesign II"), alleging infringement of U.S. Patent No. 9,300,792 ("'792") held by Telesign. The '792 patent is in the same patent family as the '920 and '038 patents asserted in Telesign I. On March 8, 2017, in response to a petition by the Company, the PTO issued an order instituting the inter partes review for the '792 patent. A final written decision is expected by March 2018. On March 15, 2017, Twilio filed a motion to consolidate and stay related cases pending the conclusion of the '792 patent inter partes review, which the court granted. With respect to each of the patents asserted in Telesign I and Telesign II, the complaints seek, among other things, to enjoin us from allegedly infringing the patents along with damages for lost profits.

        On December 1, 2016, we filed a patent infringement lawsuit against Telesign in the United States District Court, Northern District of California, alleging indirect infringement of United States Patent No. 8,306,021 ("'021"), United States Patent No. 8,837,465 ("'465"), United States Patent No. 8,755,376 ("'376"), United States Patent No. 8,736,051 ("'051"), United States Patent No. 8,737,962 ("'962"), United States Patent No. 9,270,833 ("'833"), and United States Patent No. 9,226,217 ("'217"). Telesign filed a motion to dismiss the complaint on January 25, 2017. In two orders, issued on March 31, 2017 and April 17, 2017, the court granted Telesign's motion to dismiss with respect to the '962, '833, '051 and '217 patents, but denied Telesign's motion to dismiss as to the '021, '465 and '376 patents. This litigation is currently ongoing.

        On February 18, 2016, a putative class action complaint was filed in the Alameda County Superior Court in California, entitled Angela Flowers v. Twilio Inc. The complaint alleges that our products permit the interception, recording and disclosure of communications at a customer's request and are in violation of the California Invasion of Privacy Act. The complaint seeks injunctive relief as well as monetary damages. On May 27, 2016, we filed a demurrer to the complaint. On August 2, 2016, the court issued an order denying the demurrer in part and granted it in part, with leave to amend by August 18, 2016 to address any claims under California's Unfair Competition Law. The plaintiff opted not to amend the complaint. Following a period of discovery, the plaintiff filed a motion for class certification on September 20, 2017. On January 2, 2018, the court issued an order granting in part and denying in part the plaintiff's class certification motion. The court certified two classes of individuals who, during specified time periods, allegedly sent or received certain communications involving the accounts of three of our customers that were recorded. The court has not yet set a schedule for notice to potential class members, additional discovery, summary judgment motions, or trial.

        We intend to vigorously defend ourselves against these lawsuits and believe we have meritorious defenses to each matter in which we are a defendant. However, litigation is inherently uncertain, and any judgment or injunctive relief entered against us or any adverse settlement could negatively affect our business, results of operations and financial condition.

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

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Price of Our Class A Common Stock

        Our Class A common stock has been listed on the New York Stock Exchange under the symbol "TWLO" since June 23, 2016. Prior to that date, there was no public trading market for our Class A common stock. The following table sets forth for the periods indicated the high and low sale prices per share of our Class A common stock as reported on the New York Stock Exchange:

	Low	High
Fiscal Year 2017
First Quarter	$25.98	$34.95
Second Quarter	$22.80	$34.45
Third Quarter	$26.86	$34.74
Fourth Quarter	$23.54	$33.07
Fiscal Year 2016
Second Quarter (from June 23, 2016)	$23.66	$41.89
Third Quarter	$33.07	$70.96
Fourth Quarter	$28.37	$66.64

        As of January 31, 2018, we had 128 holders of record of our Class A and Class B common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.

Dividend Policy

        We have never declared or paid any cash dividends on our capital stock. We intend to retain any future earnings and do not expect to pay any dividends in the foreseeable future.

Stock Performance Graph

        This performance graph shall not be deemed "soliciting material" or to be "filed" with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of Twilio Inc. under the Securities Act or the Exchange Act

        We have presented below the cumulative total return to our stockholders between June 23, 2016 (the date our Class A common stock commenced trading on the NYSE) through December 31, 2017 in comparison to the S&P 500 Index and S&P 500 Information Technology Index. All values assume a $100 initial investment and data for the S&P 500 Index and S&P 500 Information Technology Index

assume reinvestment of dividends. The comparisons are based on historical data and are not indicative of, nor intended to forecast, the future performance of our Class A common stock.

Recent Sales of Unregistered Securities and Use of Proceeds from Registered Securities

  (a)
  Sales of Unregistered Securities

        In November 2017, Twilio.org donated 45,383 shares of unregistered Class A common stock to an independent DAF to further our philanthropic goals. The shares are "restricted securities" for purposes of Rule 144 under the Securities Act and the fair market value of these shares on the date of the donation was $1.2 million. This amount is recorded as charitable contribution in the consolidated statement of operations included elsewhere in this Annual Report on Form 10-K.

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

  (c)
  Issuer Purchases of Equity Securities

        None.

Item 6.    Selected Financial and Other Data

        We have derived the selected consolidated statements of operations data for the years ended December 31, 2017, 2016 and 2015 and the balance sheet data as of December 31, 2017 and 2016 from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The selected consolidated statements of operations data for the years ended December 31, 2014 and 2013 and the consolidated balance sheet data as of December 31, 2015, 2014 and 2013 are derived from audited consolidated financial statements not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results that may be expected in the future. The following selected consolidated financial and other data should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", and our consolidated financial statements and the related notes appearing in Item 8, "Financial Statements and

Supplementary Data", of this Annual Report on Form 10-K to fully understand factors that may affect the comparability of the information presented below.

	Year Ended December 31,
	2017	2016	2015	2014	2013
	(In thousands, except share, per share and customer data)
Consolidated Statement of Operations Data:
Revenue	$399,020	$277,335	$166,919	$88,846	$49,920
Cost of revenue(1)(2)	182,895	120,520	74,454	41,423	25,868

Gross profit	216,125	156,815	92,465	47,423	24,052

Operating expenses:
Research and development(1)(2)	120,739	77,926	42,559	21,824	13,959
Sales and marketing(1)(2)	100,669	65,267	49,308	33,322	21,931
General and administrative(1)(2)	59,619	51,077	35,991	18,960	15,012
Charitable contribution	1,172	3,860	—	—	—

Total operating expenses	282,199	198,130	127,858	74,106	50,902

Loss from operations	(66,074)	(41,315)	(35,393)	(26,683)	(26,850)
Other income (expenses), net	3,071	317	11	(62)	(4)

Loss before provision for income taxes	(63,003)	(40,998)	(35,382)	(26,745)	(26,854)
Provision for income taxes	(705)	(326)	(122)	(13)	—

Net loss	(63,708)	(41,324)	(35,504)	(26,758)	(26,854)
Deemed dividend to investors in relation to tender offer	—	—	(3,392)	—	—

Net loss attributable to common stockholders	$(63,708)	$(41,324)	$(38,896)	$(26,758)	$(26,854)

Net loss per share attributable to common stockholders, basic and diluted	$(0.70)	$(0.78)	$(2.19)	$(1.58)	$(1.59)

Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	91,224,607	53,116,675	17,746,526	16,900,124	16,916,035

Key Business Metrics:
Number of Active Customer Accounts(3) (as of end date of period)	48,979	36,606	25,347	16,631	11,048
Base Revenue(4)	$365,490	$245,548	$136,851	$75,697	$41,751
Base Revenue Growth Rate	49%	79%	81%	81%	111%
Dollar-Based Net Expansion Rate(5)	128%	161%	155%	153%	170%

(1)
Includes stock-based compensation expense as follows:

	Year Ended December 31,
	2017	2016	2015	2014	2013
	(In thousands)
Cost of revenue	$650	$291	$65	$39	$27
Research and development	22,808	12,946	4,046	1,577	810
Sales and marketing	9,822	4,972	2,389	1,335	753
General and administrative	16,339	6,016	2,377	1,027	567

Total	$49,619	$24,225	$8,877	$3,978	$2,157

(2)
Includes amortization of acquired intangibles as follows:

	Year Ended December 31,
	2017	2016	2015	2014	2013
	(In thousands)
Cost of revenue	$4,644	$619	$239	$—	$—
Research and development	139	151	130	—	—
Sales and marketing	753	—	—	—	—
General and administrative	84	110	95	—	—

Total	$5,620	$880	$464	$—	$—

(3)
See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Key Business Metrics—Number of Active Customer Accounts."

(4)
See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Key Business Metrics—Base Revenue."

(5)
See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Key Business Metrics—Dollar-Based Net Expansion Rate."

	As of December 31,
	2017	2016	2015	2014	2013
	(In thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$115,286	$305,665	$108,835	$32,627	$54,715
Marketable securities	175,587	—	—	—	—
Working capital	274,738	279,676	96,032	22,132	48,054
Property and equipment, net	50,541	37,552	14,058	6,751	3,688
Total assets	449,782	412,694	157,516	55,993	67,056
Total stockholders' equity	$359,846	$329,447	$116,625	$31,194	$52,900

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

	Year Ended December 31,
	2017	2016	2015	2014	2013
	(In thousands)
Reconciliation:
Gross profit	$216,125	$156,815	$92,465	$47,423	$24,052
Non-GAAP adjustments:
Stock-based compensation	650	291	65	39	27
Amortization of acquired intangibles	4,644	619	239	—	—

Non-GAAP gross profit	$221,419	$157,725	$92,769	$47,462	$24,079

Non-GAAP gross margin	55%	57%	56%	53%	48%

        Non-GAAP Operating Expenses.    For the periods presented, we define non-GAAP operating expenses (including categories of operating expenses) as GAAP operating expenses (and categories of operating expenses) adjusted to exclude, as applicable, stock-based compensation, amortization of acquired intangibles, acquisition-related expenses, release of tax liability upon obligation settlement, charitable contribution, gain on lease termination and payroll taxes related to stock-based compensation.

	Year Ended December 31,
	2017	2016	2015	2014	2013
	(In thousands)
Reconciliation:
Operating expenses	$282,199	$198,130	$127,858	$74,106	$50,902
Non-GAAP adjustments:
Stock-based compensation	(48,969)	(23,934)	(8,812)	(3,939)	(2,130)
Amortization of acquired intangibles	(976)	(261)	(225)	—	—
Stock repurchase	—	—	(1,965)	—	—
Acquisition-related expenses	(310)	(499)	(1,165)	—	—
Release of tax liability upon obligation settlement	13,365	805	—	—	—
Charitable contribution	(1,172)	(3,860)	—	—	—
Gain on lease termination	295	—	—	—	—
Payroll taxes related to stock-based compensation	(2,950)	(434)	—	—	—

Non-GAAP operating expenses	$241,482	$169,947	$115,691	$70,167	$48,772

        Non-GAAP Loss from Operations and Non-GAAP Operating Margin.    For the periods presented, we define non-GAAP loss from operations and non-GAAP operating margin as GAAP loss from operations and GAAP operating margin, respectively, adjusted to exclude stock-based compensation, amortization of acquired intangibles, acquisition-related expenses, release of tax liability upon obligation settlement, charitable contribution, gain on lease termination and payroll taxes related to stock-based compensation.

	Year Ended December 31,
	2017	2016	2015	2014	2013
	(In thousands)
Reconciliation:
Loss from operations	$(66,074)	$(41,315)	$(35,393)	$(26,683)	$(26,850)
Non-GAAP adjustments:
Stock-based compensation	49,619	24,225	8,877	3,978	2,157
Amortization of acquired intangibles	5,620	880	464	—	—
Stock repurchase	—	—	1,965	—	—
Acquisition-related expenses	310	499	1,165	—	—
Release of tax liability upon obligation settlement	(13,365)	(805)	—	—	—
Charitable contribution	1,172	3,860	—	—	—
Gain on lease termination	(295)	—	—	—	—
Payroll taxes related to stock-based compensation	2,950	434	—	—	—

Non-GAAP loss from operations	$(20,063)	$(12,222)	$(22,922)	$(22,705)	$(24,693)

Non-GAAP operating margin	(5)%	(4)%	(14)%	(26)%	(50)%

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. In addition to historical financial information, the following discussion contains forward-looking statements that are based upon current plans, expectations and beliefs that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under Part I, Item 1A, "Risk Factors" in this Annual Report on Form 10-K. Our fiscal year ends on December 31.

 Overview

        We are the leader in the Cloud Communications Platform category. We enable developers to build, scale and operate real-time communications within their software applications via our simple-to-use Application Programming Interfaces ("APIs"). The power, flexibility, and reliability offered by our software building blocks empowers companies of virtually every shape and size to build world-class engagement into their customer experience.

        Our platform consists of three layers: our Engagement Cloud, Programmable Communications Cloud and Super Network. Our Engagement Cloud software is a set of APIs that handles the higher level communication logic needed for nearly every type of customer engagement. These APIs are focused on the business challenges that a developer is looking to address, allowing our customers to more quickly and easily build better ways to engage with their customers throughout their journey. Our Programmable Communications Cloud software is a set of APIs that enables developers to embed voice, messaging and video capabilities into their applications. The Programmable Communications Cloud is designed to support almost all the fundamental ways humans communicate, unlocking innovators to address just about any communication market. The Super Network is our software layer that allows our customers' software to communicate with connected devices globally. It interconnects with communications networks around the world and continually analyzes data to optimize the quality and cost of communications that flow through our platform. The Super Network also contains a set of APIs that gives our customers access to more foundational components of our platform, like phone numbers.

        As of December 31, 2017, our customers' applications that are embedded with our products could reach users via voice, messaging and video in nearly every country in the world, and our platform offered customers local telephone numbers in over 100 countries and text-to-speech functionality in 26 languages. We support our global business through 27 cloud data centers in nine regions around the world and have developed contractual relationships with network service providers globally.

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

        Once developers are introduced to our platform, we provide them with a low friction trial experience. By accessing our easy-to-adopt APIs, extensive self-service documentation and customer support team, developers build our products into their applications and then test such applications through free trials. Once they have decided to use our products beyond the initial free trial period, customers provide their credit card information and only pay for the actual usage of our products. Historically, we have acquired the substantial majority of our customers through this self-service model. As customers expand their usage of our platform, our relationships with them often evolve to include business leaders within their organizations. Once our customers reach a certain spending level with us, we support them with account executives or customer success advocates within our sales organization to ensure their satisfaction and expand their usage of our products.

        When potential customers do not have the available developer resources to build their own applications, we refer them to our network of Solution Partners, who embed our products in their solutions, such as software for contact centers, sales force automation and marketing automation that they sell to other businesses.

        We supplement our self-service model with a sales effort aimed at engaging larger potential customers, strategic leads and existing customers through a direct sales approach. We augment this sales effort with the Twilio Enterprise Plan, which provides capabilities for advanced security, access management and granular administration, and is targeted at the needs of enterprise scale customers. Our sales organization works with technical and business leaders who are seeking to leverage software to drive competitive differentiation. As we educate these leaders on the benefits of developing applications that incorporate our products to differentiate their business, they often consult with their developers regarding implementation. We believe that developers are often advocates for our products as a result of our developer-focused approach. Our sales organization includes sales development, inside sales, field sales, sales engineering and customer success personnel.

        We generate the substantial majority of our revenue from customers based on their usage of our software products that they have incorporated into their applications. In addition, customers typically purchase one or more telephone numbers from us, for which we charge a monthly flat fee per number. Some customers also choose to purchase various levels of premium customer support for a monthly fee. Customers that register in our self-service model typically pay upfront via credit card and draw down their balance as they purchase or use our products. Most of our customers draw down their balance in the same month they pay up front and, as a result, our deferred revenue at any particular time is not a meaningful indicator of future revenue. As our customers' usage grows, some of our customers enter into contracts and are invoiced monthly in arrears. Many of these customer contracts have terms of 12 months and typically include some level of minimum revenue commitment. Most customers with minimum revenue commitment contracts generate a significant amount of revenue in excess of their minimum revenue commitment in any period. Historically, the aggregate minimum commitment revenue from customers with whom we have contracts has constituted a minority of our revenue in any period, and we expect this to continue in the future.

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

        We have achieved significant growth in recent periods. For the years ended December 31, 2017, 2016 and 2015, our revenue was $399.0 million, $277.3 million and $166.9 million, respectively. In 2017, 2016 and 2015, our 10 largest Active Customer Accounts generated an aggregate of 19%, 30% and

32%, respectively. For the years ended December 31, 2017, 2016 and 2015, among our 10 largest Active Customer Accounts we had three, three and two Variable Customer Accounts, respectively, representing 8%, 11% and 17%, respectively. For the years ended December 31, 2017, 2016 and 2015, our Base Revenue was $365.5 million, $245.5 million and $136.9 million, respectively. We incurred a net loss of $63.7 million, $41.3 million and $35.5 million, for the years ended December 31, 2017, 2016 and 2015, respectively. See the section titled "—Key Business Metrics—Base Revenue" for a discussion of Base Revenue.

Key Business Metrics

	Year Ended December 31,
	2017	2016	2015
Number of Active Customer Accounts (as of end date of period)	48,979	36,606	25,347
Base Revenue (in thousands)	$365,490	$245,548	$136,851
Base Revenue Growth Rate	49%	79%	81%
Dollar-Based Net Expansion Rate	128%	161%	155%

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

        In the years ended December 31, 2017, 2016 and 2015, revenue from Active Customer Accounts represented over 99% of total revenue in each period.

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

        In the years ended December 31, 2017, 2016 and 2015, we had six, eight and nine Variable Customer Accounts, which represented 8%, 11% and 18% , respectively, of our total revenue.

        Dollar-Based Net Expansion Rate.    Our ability to drive growth and generate incremental revenue depends, in part, on our ability to maintain and grow our relationships with existing Active Customer Accounts and to increase their use of the platform. An important way in which we track our performance in this area is by measuring the Dollar-Based Net Expansion Rate for our Active Customer Accounts, other than our Variable Customer Accounts. Our Dollar-Based Net Expansion Rate increases when such Active Customer Accounts increase usage of a product, extend usage of a product to new applications or adopt a new product. Our Dollar-Based Net Expansion Rate decreases when such Active Customer Accounts cease or reduce usage of a product or when we lower usage prices on a product. As our customers grow their businesses and extend the use of our platform, they sometimes create multiple customer accounts with us for operational or other reasons. As such, for reporting periods starting with the three months ended December 31, 2016, when we identify a significant customer organization (defined as a single customer organization generating more than 1% of our revenue in a quarterly reporting period) that has created a new Active Customer Account, this new Active Customer Account is tied to, and revenue from this new Active Customer Account is included with, the original Active Customer Account for the purposes of calculating this metric. We believe measuring our Dollar-Based Net Expansion Rate on revenue generated from our Active Customer Accounts, other than our Variable Customer Accounts, provides a more meaningful indication of the performance of our efforts to increase revenue from existing customers.

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

Net Loss Carryforwards

        At December 31, 2017, we had federal and state net operating loss carryforwards of approximately $229.3 million and $159.6 million, respectively, and federal and state tax credits of approximately $12.6 million and $11.0 million, respectively. If not utilized, the federal and state loss carryforwards will expire at various dates beginning in 2029 and 2026, respectively, and the federal tax credits will expire at various dates beginning in 2029. The state tax credits can be carried forward indefinitely. At present, we believe that it is more likely than not that the federal and state net operating loss and credit carryforwards will not be realized. Accordingly, a full valuation allowance has been established for these tax attributes, as well as the rest of the federal and state deferred tax assets.

Acquisitions

        In February 2017, we acquired Beepsend, AB, a messaging provider based in Sweden, specializing in messaging and SMS solutions. The purchase price was $23.0 million in cash, of which $5.0 million was placed into escrow. The escrow continues for 18 months after the transaction closing date and may be extended under certain circumstances. Additionally, $2.0 million of the purchase price was deposited into a separate escrow that will be released to certain employees in February 2018 and 2019, provided certain conditions are met.

        In November 2016, we acquired certain assets of Tikal Technologies S.L., a Spanish corporation, behind its Kurento Open Source Project, consisting of proprietary WebRTC media processing technologies, certain licenses, patents and trademarks and employee relationships behind the WebRTC technology. The purchase price consisted of $8.5 million in cash, of which $1.5 million was placed into escrow. The escrow continues for 24 months and 10 days from the acquisition date and may be extended under certain circumstances.

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

Key Components of Statements of Operations

        Revenue.    We derive our revenue primarily from usage-based fees earned from customers using the software products within our Engagement Cloud and Programmable Communications Cloud. These usage-based software products include offerings, such as Programmable Voice, Programmable Messaging and Programmable Video. Some examples of the usage-based fees for which we charge include minutes of call duration activity for our Programmable Voice products, number of text messages sent or received using our Programmable Messaging products and number of authentications for our Account Security products. In 2017, 2016 and 2015, we generated 83%, 83% and 79% of our revenue, respectively, from usage-based fees. We also earn monthly flat fees from certain fee-based products, such as telephone numbers and customer support.

        Customers typically pay upfront via credit card in monthly prepaid amounts and draw down their balances as they purchase or use our products. As customers grow their usage of our products they automatically receive tiered usage discounts. Our larger customers often enter into contracts, for at least 12 months, which contain minimum revenue commitments, which may contain more favorable pricing. Customers on such contracts typically are invoiced monthly in arrears for products used.

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

        Cost of Revenue and Gross Margin.    Cost of revenue consists primarily of fees paid to network service providers. Cost of revenue also includes cloud infrastructure fees, personnel costs, such as salaries and stock-based compensation for our customer support employees, and non-personnel costs, such as amortization of capitalized internal use software development costs. Our arrangements with network service providers require us to pay fees based on the volume of phone calls initiated or text messages sent, as well as the number of telephone numbers acquired by us to service our customers. Our arrangements with our cloud infrastructure provider require us to pay fees based on our server capacity consumption.

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

        Research and Development.    Research and development expenses consist primarily of personnel costs, outsourced engineering services, cloud infrastructure fees for staging and development, amortization of capitalized internal use software development costs and an allocation of our general overhead expenses. We capitalize the portion of our software development costs that meets the criteria for capitalization.

        We continue to focus our research and development efforts on adding new features and products, including new use cases, improving our platform and increasing the functionality of our existing products.

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

        Our general and administrative expenses include a significant amount of sales and other taxes to which we are subject based on the manner we sell and deliver our products. Prior to March 2017, we did not collect such taxes from our customers and recorded such taxes as general and administrative expenses. Effective March 2017, we began collecting these taxes from customers in certain jurisdictions and added more jurisdictions throughout 2017 where we are now collecting these taxes. We continue expanding the number of jurisdictions where we will be collecting these taxes in the future. We expect that these expenses will decline in future years as we continue collecting these taxes from our customers in more jurisdictions, which would reduce our rate of ongoing accrual.

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

        On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the "Tax Act"). The Tax Act makes broad and complex changes to the U.S. tax code including, but not limited to, (1) reducing the U.S. federal corporate tax rate from 35 percent to 21 percent; (2) requiring companies to pay a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries; (3) generally eliminating U.S. federal income taxes on dividends from foreign subsidiaries; (4) requiring a current inclusion in U.S. federal taxable income of certain earnings of controlled foreign corporations; (5) eliminating the corporate alternative minimum tax ("AMT") and changing how existing AMT credits can be realized; (6) creating the base erosion anti-abuse tax ("BEAT"), a new minimum tax; (7) creating a new limitation on deductible interest expense; and (8) changing rules related to uses and limitations of net operating loss carryforwards created in tax years beginning after December 31, 2017.

        We remeasured certain deferred tax assets and liabilities based on rates at which they are expected to reverse in the future, which is generally 21%. The rate reduction would generally take effect on January 1, 2018. Consequently, any changes in the U.S. corporate income tax rate will impact the carrying value of our deferred tax assets. Under the new corporate income tax rate of 21%, U.S. federal and state deferred tax assets will decrease by approximately $28 million and the valuation allowance will decrease by approximately $28 million. Due to the valuation allowance on the deferred tax assets, the provisional amount recorded related to the remeasurement was zero.

 Results of Operations

        The following tables set forth our results of operations for the periods presented and as a percentage of our total revenue for those periods. The period-to-period comparison of our historical results are not necessarily indicative of the results that may be expected in the future.

	Year Ended December 31,
	2017	2016	2015
	(In thousands, except share and per share data)
Consolidated Statements of Operations Data:
Revenue	$399,020	$277,335	$166,919
Cost of revenue(1)(2)	182,895	120,520	74,454

Gross profit	216,125	156,815	92,465

Operating expenses:
Research and development(1)(2)	120,739	77,926	42,559
Sales and marketing(1)(2)	100,669	65,267	49,308
General and administrative(1)(2)	59,619	51,077	35,991
Charitable contribution	1,172	3,860	—

Total operating expenses	282,199	198,130	127,858

Loss from operations	(66,074)	(41,315)	(35,393)
Other income (expenses), net	3,071	317	11

Loss before provision for income taxes	(63,003)	(40,998)	(35,382)
Provision for income taxes	(705)	(326)	(122)

Net loss	(63,708)	(41,324)	(35,504)
Deemed dividend to investors in relation to tender offer	—	—	(3,392)

Net loss attributable to common stockholders	$(63,708)	$(41,324)	$(38,896)

Net loss per share attributable to common stockholders, basic and diluted	$(0.70)	$(0.78)	$(2.19)

Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	91,224,607	53,116,675	17,746,526

(1)
Includes stock-based compensation expense as follows:

	Year Ended December 31,
	2017	2016	2015
	(In thousands)
Cost of revenue	$650	$291	$65
Research and development	22,808	12,946	4,046
Sales and marketing	9,822	4,972	2,389
General and administrative	16,339	6,016	2,377

Total	$49,619	$24,225	$8,877

(2)
Includes amortization of acquired intangibles as follows:

	Year Ended December 31,
	2017	2016	2015
	(In thousands)
Cost of revenue	$4,644	$619	$239
Research and development	139	151	130
Sales and marketing	753	—	—
General and administrative	84	110	95

Total	$5,620	$880	$464

	Year Ended December 31,
	2017	2016	2015
Consolidated Statements of Operations, as a percentage of revenue:**
Revenue	100%	100%	100%
Cost of revenue	46	43	45

Gross profit	54	57	55

Operating expenses:
Research and development	30	28	25
Sales and marketing	25	24	30
General and administrative	15	18	22
Charitable contribution	*	1	—

Total operating expenses	71	71	77

Loss from operations	(17)	(15)	(21)
Other income (expenses), net	1	*	*

Loss before provision for income taxes	(16)	(15)	(21)
Provision for income taxes	*	*	*

Net loss	(16)	(15)	(21)
Deemed dividend to investors in relation to tender offer	—	—	(2)

Net loss attributable to common stockholders	(16)%	(15)%	(23)%

*
Less than 0.5% of revenue.

**
Columns may not add up to 100% due to rounding.

Comparison of the Fiscal Years Ended December 31, 2017, 2016 and 2015

  Revenue

	Year Ended December 31,
				2016 to 2017 Change		2015 to 2016 Change
	2017	2016	2015
	(Dollars in thousands)
Base revenue	$365,490	$245,548	$136,851	$119,942	49%	$108,697	79%
Variable revenue	33,530	31,787	30,068	1,743	5%	1,719	6%

Total revenue	$399,020	$277,335	$166,919	$121,685	44%	$110,416	66%

  2017 Compared to 2016

        In 2017, Base Revenue increased by $120.0 million, or 49%, compared to 2016, and represented 92% and 89% of total revenue in 2017 and 2016, respectively. This increase was primarily attributable to an increase in the usage of all our products, particularly our Programmable Messaging products and Programmable Voice products, and the adoption of additional products by our existing customers. This increase was partially offset by pricing decreases that we have implemented over time in the form of lower usage prices, in an effort to increase the reach and scale of our platform. The changes in usage and price in 2017 were reflected in our Dollar-Based Net Expansion Rate of 128%. The increase in usage was also attributable to a 34% increase in the number of Active Customer Accounts, from 36,606 as of December 31, 2016 to 48,979 as of December 31, 2017. Revenue from Uber, our largest Base Customer, decreased in 2017, due to a combination of product usage decreases and certain price adjustments that were made by us as a result of Uber's high volume growth. Accordingly, we expect the year-over-year decline in our revenue from Uber to continue to negatively impact our revenue growth rates and our Dollar-Based Net Expansion Rate for upcoming periods.

        In 2017, Variable Revenue increased by $1.7 million, or 5%, compared to 2016, and represented 8% and 11% of total revenue in 2017 and 2016, respectively. This increase was primarily attributable to the increase in the usage of products by our existing Variable Customer Accounts, partially offset by the decrease in number of Variable Customer Accounts from eight to six.

        U.S. revenue and international revenue represented $308.6 million, or 77%, and $90.4 million, or 23%, respectively, of total revenue in 2017, compared to $233.9 million, or 84%, and $43.4 million, or 16%, respectively, of total revenue in 2016. The increase in international revenue was attributable to the growth in usage of our products, particularly our Programmable Messaging products and Programmable Voice products, by our existing international Active Customer Accounts; a 39% increase in the number of international Active Customer Accounts, excluding the impact from our Beepsend acquisition, driven in part by our focus on expanding our sales to customers outside of the United States; and our recent acquisition. We opened one new office outside of the United States in 2017.

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

        U.S. revenue and international revenue represented $233.9 million, or 84%, and $43.4 million, or 16%, respectively, of total revenue in 2016, compared to $143.1 million, or 86%, and $23.8 million, or 14%, respectively, of total revenue in 2015. The increase in international revenue in absolute dollars and as a percentage of total revenue was attributable to the growth in usage of our products, particularly our Programmable Messaging products and Programmable Voice products, by our existing international Active Customer Accounts, and to a 61% increase in the number of international Active Customer Accounts, driven in part by our focus on expanding our sales to customers outside of the United States. We opened one office outside of the United States in 2016.

  Cost of Revenue and Gross Margin

	Year Ended December 31,
				2016 to 2017 Change		2015 to 2016 Change
	2017	2016	2015
	(Dollars in thousands)
Cost of revenue	$182,895	$120,520	$74,454	$62,375	52%	$46,066	62%
Gross margin	54%	57%	55%

  2017 Compared to 2016

        In 2017, cost of revenue increased by $62.4 million, or 52%, compared to 2016. The increase in cost of revenue was primarily attributable to a $51.3 million increase in network service providers' costs, a $4.8 million increase in cloud infrastructure fees to support the growth in usage of our products and a $5.5 million increase in amortization expense for internal use software.

        In 2017, gross margin declined primarily as a result of an increasing mix of international product usage and certain price adjustments that were made by us as a result of Uber's high volume growth.

  2016 Compared to 2015

        In 2016, cost of revenue increased by $46.1 million, or 62%, compared to 2015. The increase in cost of revenue was primarily attributable to a $40.0 million increase in network service providers' costs, a $2.8 million increase in cloud infrastructure fees to support the growth in usage of our products and a $1.9 million increase in amortization expense for internal use software.

        In 2016, gross margin improved primarily as a result of cost savings from our continued platform optimization efforts, along with changes in our product and geographic mix.

  Operating Expenses

	Year Ended December 31,
	2017	2016	2015	2016 to 2017 Change		2015 to 2016 Change
	(Dollars in thousands)
Research and development	$120,739	$77,926	$42,559	$42,813	55%	$35,367	83%
Sales and marketing	100,669	65,267	49,308	35,402	54%	15,959	32%
General and administrative	59,619	51,077	35,991	8,542	17%	15,086	42%
Charitable contribution	1,172	3,860	—	(2,688)	(70)%	3,860	100%

Total operating expenses	$282,199	$198,130	$127,858	$84,069	42%	$70,272	55%

  2017 Compared to 2016

        In 2017, research and development expenses increased by $42.8 million, or 55%, compared to 2016. The increase was primarily attributable to a $30.3 million increase in personnel costs, net of a $7.7 million increase in capitalized software development costs, largely as a result of a 37% average increase of our research and development headcount, as we continued to focus on enhancing our existing products and introducing new products, as well as enhancing product management and other technical functions. The increase was also due in part to a $3.0 million increase in software subscription expense, a $2.7 million increase in cloud infrastructure fees to support the staging and development of our products, a $1.5 million increase in outsourced engineering services, a $1.4 million increase in amortization expense related to our internal-use software and the intangible assets acquired through business combinations, a $0.7 million increase related to employee travel and a $0.7 million increase in professional fees.

        In 2017, sales and marketing expenses increased by $35.4 million, or 54%, compared to 2016. The increase was primarily attributable to a $25.5 million increase in personnel costs, largely as a result of a 42% average increase in sales and marketing headcount as we continued to expand our sales efforts in the United States and internationally, a $1.9 million increase in credit card processing fees due to increased volumes, a $1.4 million increase in advertising expenses, a $1.2 million increase in professional services fees, a $1.2 million increase in employee travel expenses, a $1.1 million increase in software subscription expense, a $1.2 million increase in depreciation and amortization and a $0.4 million increase related to our SIGNAL developer conferences.

        In 2017, general and administrative expenses increased by $8.5 million, or 17%, compared to 2016. The increase was primarily attributable to a $16.1 million increase in personnel costs, largely as a result of a 33% average increase in general and administrative headcount to support the growth of our business domestically and internationally, a $4.3 million increase in professional services fees primarily related to our operations as a public company and our on-going litigation matters, a $2.6 million increase in facilities and insurance costs, a $0.5 million increase related to software licenses. These increases were partially offset by the release of $12.6 million tax liability upon certain obligation settlements and estimate revisions, discussed in detail in Note 10 (d) of the consolidated financial statements included elsewhere in this Annual Report on Form 10-K, and a $3.4 million decrease in the state and other taxes expense as we began collecting those taxes in certain jurisdictions starting in March 2017, which allowed us to reduce the ongoing rate of accrual.

        In 2017, Twilio.org donated 45,383 shares of Class A common stock with a value of $1.2 million to an independent Donor Advised Fund to further our philanthropic goals.

  2016 Compared to 2015

        In 2016, research and development expenses increased by $35.4 million, or 83%, compared to 2015. The increase was primarily attributable to a $27.3 million increase in personnel costs, net of a $4.4 million increase in capitalized software development costs, largely as a result of a 61% average increase of our research and development headcount, as we continued to focus on enhancing our existing products and introducing new products, as well as enhancing product management and other technical functions. The increase was also due in part to a $1.9 million increase related to the facilities rent expense in connection with our new office lease in San Francisco, California, a $1.7 million increase in cloud infrastructure fees to support the staging and development of our products, a $1.2 million increase in amortization expense related to our internal-use software and the intangible assets acquired through business combinations and a $1.2 million increase in software subscription expense. These increases were partially offset by a $0.8 million decrease in compensation expense related to the 2015 Repurchase, which was not incurred in 2016.

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

        In 2016, of the net proceeds we received in our follow-on public offering, $3.9 million was reserved to fund and support the operations of Twilio.org. In December 2016, Twilio.org donated the full $3.9 million proceeds into an independent Donor Advised Fund to further our philanthropic goals.

Quarterly Results of Operations

        The following tables set forth our unaudited quarterly statements of operations data for each of the eight quarters ended December 31, 2017, as well as the percentage that each line item represents of our revenue for each quarter presented. The information for each quarter has been prepared on a basis consistent with our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K, and reflect, in the opinion of management, all adjustments of a normal, recurring nature that are necessary for a fair presentation of the financial information contained in those statements. Our historical results are not necessarily indicative of the results that may be expected in the future. The following quarterly financial data should be read in conjunction with our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

	Three Months Ended
	March 31, 2016	June 30, 2016	Sept. 30, 2016	Dec. 31, 2016	March 31, 2017	June 30, 2017	Sept. 30, 2017	Dec. 31, 2017
	(Unaudited, in thousands)
Consolidated Statements of Operations:
Revenue	$59,340	$64,510	$71,533	$81,952	$87,372	$95,870	$100,542	$115,236
Cost of revenue(1)(2)	26,827	28,203	31,285	34,205	37,286	42,333	48,254	55,022

Gross profit	32,513	36,307	40,248	47,747	50,086	53,537	52,288	60,214

Operating expenses:
Research and development(1)(2)	14,864	17,369	21,106	24,587	26,522	29,714	31,674	32,829
Sales and marketing(1)(2)	13,422	18,156	15,873	17,816	21,116	26,153	25,778	27,622
General and administrative(1)(2)	10,593	11,635	14,545	14,304	17,203	4,740	18,867	18,809
Charitable contribution	—	—	—	3,860	—	—	—	1,172

Total operating expenses	38,879	47,160	51,524	60,567	64,841	60,607	76,319	80,432

Loss from operations	(6,366)	(10,853)	(11,276)	(12,820)	(14,755)	(7,070)	(24,031)	(20,218)
Other income (expense), net	(18)	(28)	138	225	498	471	1,000	1,102

Loss before (provision) benefit for income taxes	(6,384)	(10,881)	(11,138)	(12,595)	(14,257)	(6,599)	(23,031)	(19,116)
(Provision) benefit for income taxes	(84)	(113)	(116)	(13)	30	(510)	(422)	197

Net loss attributable to common stockholders	$(6,468)	$(10,994)	$(11,254)	$(12,608)	(14,227)	$(7,109)	$(23,453)	$(18,919)

(1)
Includes stock-based compensation expense as follows

	Three Months Ended
	March 31, 2016	June 30, 2016	Sept. 30, 2016	Dec. 31, 2016	March 31, 2017	June 30, 2017	Sept. 30, 2017	Dec. 31, 2017
	(Unaudited, in thousands)
Cost of revenue	$23	$28	$84	$156	$138	$142	$180	$190
Research and development	1,516	2,379	3,741	5,310	4,484	5,710	6,493	6,121
Sales and marketing	734	1,116	1,432	1,690	1,995	2,363	2,603	2,861
General and administrative	752	1,453	2,391	1,420	2,768	4,185	4,912	4,474

Total	$3,025	$4,976	$7,648	$8,576	$9,385	$12,400	$14,188	$13,646

(2)
Includes amortization of acquired intangibles as follows:

	Three Months Ended
	March 31, 2016	June 30, 2016	Sept. 30, 2016	Dec. 31, 2016	March 31, 2017	June 30, 2017	Sept. 30, 2017	Dec. 31, 2017
	(Unaudited, in thousands)
Cost of revenue	$70	$70	$70	$409	$997	$1,182	$1,250	$1,215
Research and development	38	38	38	37	38	38	25	38
Sales and marketing	—	—	—	—	117	202	220	214
General and administrative	27	28	28	27	24	20	20	20

Total	$135	$136	$136	$473	$1,176	$1,442	$1,515	$1,487

	Three Months Ended
	March 31, 2016	June 30, 2016	Sept. 30, 2016	Dec. 31, 2016	March 31, 2017	June 30, 2017	Sept. 30, 2017	Dec. 31, 2017
	(Unaudited)
Consolidated Statements of Operations, as a percentage of revenue:**
Revenue	100%	100%	100%	100%	100%	100%	100%	100%
Cost of revenue	45	44	44	42	43	44	48	48

Gross margin	55	56	56	58	57	56	52	52

Operating expenses:
Research and development	25	27	30	30	30	31	32	28
Sales and marketing	23	28	22	22	24	27	26	24
General and administrative	18	18	20	17	20	5	19	16
Charitable contribution	—	—	—	5	—	—	—	1

Total operating expenses	66	73	72	74	74	63	76	70

Loss from operations	(11)	(17)	(16)	(16)	(17)	(7)	(24)	(18)
Other income (expense), net	*	*	*	*	1	*	1	1

Loss before (provision) benefit for income taxes	(11)	(17)	(16)	(15)	(16)	(7)	(23)	(17)
(Provision) benefit for income taxes	*	*	*	*	*	(1)	*	*

Net loss attributable to common stockholders	(11)%	(17)%	(16)%	(15)%	(16)%	(8)%	(23)%	(17)%

*
Less than 0.5% of revenue.

**
Columns may not add up to 100% due to rounding.

	Three Months Ended
	March 31, 2016	June 30, 2016	Sept. 30, 2016	Dec. 31, 2016	March 31, 2017	June 30, 2017	Sept. 30, 2017	Dec. 31, 2017
	(Unaudited, dollars in thousands)
Number of Active Customer Accounts (as of end date of period)(1)	28,648	30,780	34,457	36,606	40,696	43,431	46,489	48,979
Base Revenue (in thousands)(2)	$49,834	$56,370	$64,099	$75,245	$80,643	$87,583	$91,965	$105,299
Base Revenue Growth Rate	92%	84%	75%	73%	62%	55%	43%	40%
Dollar-Based Net Expansion Rate(3)	170%	164%	155%	155%	141%	131%	122%	118%

(1)
See the section titled "—Key Business Metrics—Number of Active Customer Accounts."

(2)
See the section titled "—Key Business Metrics—Base Revenue."

(3)
See the section titled "—Key Business Metrics—Dollar-Based Net Expansion Rate."

Quarterly Trends in Revenue and Gross Margin

        Our quarterly revenue increased in each period presented primarily due to an increase in the usage of products as well as the adoption of additional products by our existing customers as evidenced by our Dollar-Based Net Expansion Rates, and an increase in our new customers. Our gross margin improved starting with the second quarter of 2016 due to continued platform optimization, further improved in the fourth quarter of 2016 primarily as a result of cost savings from our continued platform optimization efforts, along with changes in our product and geographic mix. In the first half of 2017, an increasing mix of international product usage offset the continued platform optimization and drove a modest decline in gross margin percentage. The trends continued in the second half of 2017, and further gross margin declines were driven by certain price adjustments that were made by us as a result of Uber's high volume growth.

Quarterly Trends in Operating Expenses

        Our operating expenses have generally increased sequentially as a result of our growth, primarily related to increased personnel costs to support our expanded operations, our continued investment in our products, our operations as a public company and ongoing litigations.

        The sales and marketing expenses included $3.2 million and $3.0 million of expenses related to our SIGNAL developer conference in the second quarter of 2017 and 2016, respectively.

        In 2016 and the first quarter of 2017, our general and administrative expenses included a significant amount of sales and other taxes to which we are subject. Prior to March 2017, we had not billed nor collected these taxes from our customers, and, accordingly, recorded a provision for these taxes, based on several key assumptions, when our liability was probable and the amount could be reasonably estimated. Starting in March 2017, we began collecting these taxes in certain jurisdictions and have been increasing the number of jurisdictions where these taxes are now being collected by us. In the second quarter of 2017, we revised certain key assumptions driving prior estimates based on settlements reached with various states indicating that certain revisions to these assumptions were appropriate in that period. These revisions resulted in a reversal of $12.2 million of previously accrued liability, which caused a significant decrease in our general and administrative expenses in the second quarter 2017 and resulted in a reduced rate of ongoing accrual in the third and fourth quarters of 2017.

Liquidity and Capital Resources

        To date, our principal sources of liquidity have been the net proceeds of $155.5 million and $64.4 million, after deducting underwriting discounts and offering expenses paid or payable by us, from our initial public offering in June 2016 and our follow-on public offering in October 2016, respectively; the net proceeds we received through private sales of equity securities, as well as the payments received from customers using our products. From our inception through March 31, 2016, we completed several rounds of equity financing through the sale of our convertible preferred stock for total net proceeds of $237.1 million. We believe that our cash, cash equivalents and marketable securities balances, as well as the cash flows generated by our operations will be sufficient to satisfy our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. However, our belief may prove to be incorrect, and we could utilize our available financial resources sooner than we currently expect. Our future capital requirements and the adequacy of available funds will depend on many factors, including those set forth in Part I, Item 1A, "Risk Factors." We may be required to seek additional equity or debt financing in order to meet these future capital requirements. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us, or at all. If we are unable to raise additional capital when desired, our business, results of operations and financial condition would be adversely affected.

  Credit Facility

        In March 2015, we entered into a $15.0 million revolving line of credit with Silicon Valley Bank which expired in March 2017 and was not renewed. We never borrowed under this credit facility.

  Cash Flows

        The following table summarizes our cash flows for the periods indicated (in thousands):

	Year Ended December 31,
	2017	2016	2015
Cash provided by (used in) operating activities	$(3,260)	$10,091	$(18,762)
Cash used in investing activities	(223,630)	(42,425)	(12,379)
Cash provided by financing activities	36,437	229,164	107,349
Effect of exchange rate changes on cash and cash equivalents	74	—	—

Net increase (decrease) in cash and cash equivalents	$(190,379)	$196,830	$76,208

  Cash Flows from Operating Activities

        In 2017, cash used in operating activities consisted primarily of our net loss of $63.7 million adjusted for non-cash items, including $49.6 million of stock-based compensation expense, $18.8 million of depreciation and amortization expense, $1.2 million of charitable donations and $10.2 million of cumulative changes in operating assets and liabilities. With respect to changes in operating assets and liabilities, accounts payable and other current liabilities increased $2.1 million and deferred revenue increased $3.6 million due to increases in transaction volumes, which were partially offset by the $13.4 million release of tax liability upon certain obligation settlements and estimate revisions, discussed in detail in Note 10 (d) of the consolidated financial statements included elsewhere in this Annual Report on Form 10-K. Accounts receivable and prepaid expenses increased $13.2 million, which resulted primarily from the timing of cash receipts from certain of our larger customers, pre-payments for cloud infrastructure fees and certain operating expenses.

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

  Cash Flows from Investing Activities

        In 2017, cash used in investing activities was $223.6 million, primarily consisting of $177.3 million of purchases of marketable securities, net of maturities, a $22.6 million payment for the acquisition of Beepsend, net of cash acquired, $17.3 million related to capitalized software development costs and $9.2 million purchases of property and equipment primarily related to the leasehold improvements under our new office lease. These outflows were partially offset by a $3.1 million release of restricted cash as a result of contractual arrangements and satisfaction of certain conditions.

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

  Cash Flows from Financing Activities

        In 2017, cash provided by financing activities was $36.4 million, primarily consisting of $25.6 million proceeds from stock options exercises by our employees and $11.9 million proceeds from shares issued under our employee stock purchase plan.

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

Off-Balance Sheet Arrangements

        We have not entered into any off-balance sheet arrangements and do not have any holdings in variable interest entities.

Contractual Obligations and Other Commitments

        The following table summarizes our non-cancelable contractual obligations as of December 31, 2017:

	Less Than 1 Year	1 to 3 Years	3 to 5 Years	5 Years or More	Total
	(In thousands)
As of December 31, 2017:
Operating leases(1)	$7,884	$14,777	$12,897	$10,189	$45,747
Purchase obligations(2)	22,414	25,673	23	—	48,110

Total	$30,298	$40,450	$12,920	$10,189	$93,857

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

Critical Accounting Policies and Estimates

        Our consolidated financial statements are prepared in accordance with generally accepted accounting principles in U.S. GAAP. Preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable. In many instances, we could have reasonably used different accounting estimates and in other instances changes in the accounting estimates are reasonably likely to occur from period to period. Actual results could differ significantly from our estimates. To the extent that there are material differences between these estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected. We believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving our judgments and estimates.

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

        The determination of the grant date fair value of options using an option-pricing model is affected by our estimated Class A common stock fair value as well as assumptions regarding a number of other variables. These variables include our expected stock price volatility over the expected term of the options, stock option exercise and cancellation behaviors, risk-free interest rates, and expected dividends, which are estimated as follows:

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

  •
  Risk-free interest rate.  The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for zero coupon U.S. Treasury notes with maturities approximately equal to the expected term of the stock-based awards.

  •
  Expected dividend.  The expected dividend is assumed to be zero as we have never paid dividends and have no current plans to pay any dividends on our common stock.

        In February 2017, we granted performance-based stock options that vest upon satisfaction of certain performance conditions. These stock options were valued using the Monte-Carlo simulation model.

        The following table summarizes the assumptions used in the Black Scholes option-pricing model to determine the fair value of our stock options, as follows:

	Year Ended December 31,
	2017	2016	2015
Employee Stock Options
Fair value of common stock	$23.60 - $31.96	$10.09 - $15.00	$7.07 - $10.09
Expected term (in years)	6.08	6.08	6.08
Expected volatility	44.3% - 47.6%	51.4% - 53.0%	47.8% - 54.9%
Risk-free interest rate	1.9% - 2.3%	1.3% - 1.5%	1.4% - 2.0%
Dividend rate	0%	0%	0%
Employee Stock Purchase Plan
Expected term (in years)	0.5	0.90	—
Expected volatility	33.2% - 33.9%	52%	—
Risk-free interest rate	1.1% - 1.4%	0.6%	—
Dividend rate	0%	0%	—

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

  Contingencies

        We conduct operations in many tax jurisdictions throughout the United States. In many of these jurisdictions, non-income-based taxes, such as sales and use and telecommunications taxes are assessed on our operations. We are subject to indirect taxes, and may be subject to certain other taxes, in some of these jurisdictions. Prior to March 2017, we did not bill nor collect these taxes from our customers and, in accordance with U.S. GAAP, we recorded a provision for the tax exposure in these jurisdictions when it was both probable that a liability had been incurred and the amount of the exposure could be reasonably estimated. These estimates included several key assumptions including, but not limited to, the taxability of our services, the jurisdictions in which we believed we had nexus, and the sourcing of revenues to those jurisdictions.

        Effective March 2017, we began collecting these taxes from customers in certain jurisdictions and since then, we have expanded the number of jurisdictions where these taxes are being collected. We expect to continue to expand the number of jurisdictions where these taxes will be collected in the future. Simultaneously, we have been and continue to be in discussions with certain states regarding prior state sales and other taxes, if any, that we may owe.

        During 2017, we revised our estimates of our tax exposure based on settlements reached with various states, which indicated that certain revisions to our key assumptions including, but not limited to, the sourcing of revenue and the taxability of our services were appropriate in the current period. In the year ended December 31, 2017, the total impact of these changes on the net loss attributable to common stockholders was a reduction of $13.4 million. As of December 31, 2017, the total liability related to these taxes was $20.9 million.

        In the event other jurisdictions challenge our assumptions and analysis, the actual exposure could differ materially from the current estimates.

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

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

        We are exposed to certain market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities as follows:

  Interest Rate Risk

        We had cash and cash equivalents of $115.3 million and marketable securities of $175.6 million as of December 31, 2017. Cash and cash equivalents consist of bank deposits and money market funds. Marketable securities consist of U.S. treasury securities and high credit quality corporate debt securities. The cash and cash equivalents and marketable securities are held for working capital purposes. Such interest-earning instruments carry a degree of interest rate risk. To date, fluctuations in interest income have not been significant. The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. Due to the short-term nature of our investments, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. A hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our consolidated financial statements.

  Currency Exchange Risks

        The functional currency of our foreign subsidiaries is the U.S. dollar and the Euro. Therefore, we are exposed to foreign exchange rate fluctuations as we convert the financial statements of our foreign subsidiaries into U.S. dollars. The local currencies of our foreign subsidiaries are the British pound, the Euro, the Colombian peso, the Singapore dollar, the Hong Kong dollar and the Swedish Krona. Our subsidiaries remeasure monetary assets and liabilities at period-end exchange rates, while non-monetary items are remeasured at historical rates. Revenue and expense accounts are remeasured at the average exchange rate in effect during the year. If there is a change in foreign currency exchange rates, the conversion of our foreign subsidiaries' financial statements into U.S. dollars would result in a realized gain or loss which is recorded in our consolidated statements of operations. We do not currently engage in any hedging activity to reduce our potential exposure to currency fluctuations, although we may choose to do so in the future. A hypothetical 10% change in foreign exchange rates during any of the periods presented would not have had a material impact on our consolidated financial statements.

Item 8.    Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Twilio Inc.:

Opinion on the Consolidated Financial Statements

        We have audited the accompanying consolidated balance sheets of Twilio Inc. and subsidiaries (the Company) as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive loss, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 1, 2018 expressed an adverse opinion on the effectiveness of the Company's internal control over financial reporting.

Basis for Opinion

        These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

        We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP

We have served as the Company's auditor since 2013.

San Francisco, California
March 1, 2018

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Twilio Inc.:

Opinion on Internal Control Over Financial Reporting

        We have audited Twilio Inc.and subsidiaries (the Company) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, because of the effect of the material weakness, described below, on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive loss, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes (collectively, the consolidated financial statements), and our report dated March 1, 2018 expressed an unqualified opinion on those consolidated financial statements.

        A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness related to obtaining or generating relevant quality information to support the design and functioning of control activities over the accounting for capitalized software has been identified and included in management's assessment. The material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2017 consolidated financial statements, and this report does not affect our report on those consolidated financial statements.

Basis for Opinion

        The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

        We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ KPMG LLP

San Francisco, California
March 1, 2018

TWILIO INC.

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	As of December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$115,286	$305,665
Short-term marketable securities	175,587	—
Accounts receivable, net	43,113	26,203
Prepaid expenses and other current assets	19,279	21,512

Total current assets	353,265	353,380
Restricted cash	5,502	7,445
Property and equipment, net	50,541	37,552
Intangible assets, net	20,064	10,268
Goodwill	17,851	3,565
Other long-term assets	2,559	484

Total assets	$449,782	$412,694

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$11,116	$4,174
Accrued expenses and other current liabilities	53,614	59,308
Deferred revenue	13,797	10,222

Total current liabilities	78,527	73,704
Long-term liabilities	11,409	9,543

Total liabilities	89,936	83,247

Commitments and contingencies (Note 10)
Stockholders' equity:
Preferred stock, $0.001 par value, 100,000,000 shares authorized, none issued	—	—
Common stock, $0.001 par value per share:
Authorized shares 1,100,000,000 as of December 31, 2017 and 2016; Issued and outstanding shares 93,969,796 and 87,248,548 as of December 31, 2017 and 2016	94	87
Additional paid-in capital	608,165	516,090
Accumulated other comprehensive income	2,025	—
Accumulated deficit	(250,438)	(186,730)

Total stockholders' equity	359,846	329,447

Total liabilities and stockholders' equity	$449,782	$412,694

See accompanying notes to consolidated financial statements.

TWILIO INC.

Consolidated Statements of Operations

(In thousands, except share and per share amounts)

	Year Ended December 31,
	2017	2016	2015
Revenue	$399,020	$277,335	$166,919
Cost of revenue	182,895	120,520	74,454

Gross profit	216,125	156,815	92,465

Operating expenses:
Research and development	120,739	77,926	42,559
Sales and marketing	100,669	65,267	49,308
General and administrative	59,619	51,077	35,991
Charitable contribution	1,172	3,860	—

Total operating expenses	282,199	198,130	127,858

Loss from operations	(66,074)	(41,315)	(35,393)
Other income (expenses), net	3,071	317	11

Loss before provision for income taxes	(63,003)	(40,998)	(35,382)
Provision for income taxes	(705)	(326)	(122)

Net loss	(63,708)	(41,324)	(35,504)
Deemed dividend to investors in relation to tender offer	—	—	(3,392)

Net loss attributable to common stockholders	$(63,708)	$(41,324)	$(38,896)

Net loss per share attributable to common stockholders, basic and diluted	$(0.70)	$(0.78)	$(2.19)

Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	91,224,607	53,116,675	17,746,526

See accompanying notes to consolidated financial statements.

TWILIO INC.

Consolidated Statements of Comprehensive Loss

(In thousands)

	Year Ended December 31,
	2017	2016	2015
Net loss	$(63,708)	$(41,324)	$(38,896)
Other comprehensive income:
Unrealized loss on marketable securities	(598)	—	—
Foreign currency translation	2,623	—	—

Total other comprehensive income	2,025	—	—

Comprehensive loss attributable to common stockholders	$(61,683)	$(41,324)	$(38,896)

See accompanying notes to consolidated financial statements.

TWILIO INC.

Consolidated Statements of Stockholders' Equity

(In thousands, except share amounts)

	Convertible preferred stock		Common Stock—Class A		Common Stock—Class B
								Accumulated Other Comprehensive Income
							Additional paid-in capital		Accumulated deficit	Total stockholders' equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 31, 2014	42,482,490	$111,691	—	$—	17,446,051	$17	$8,920	$—	$(89,434)	$31,194
Net loss	—	—	—	—	—	—	—	—	(35,504)	(35,504)
Exercise of vested stock options	—	—	—	—	1,696,318	2	3,126	—	—	3,128
Vesting of early exercised stock options	—	—	—	—	—	—	201	—	—	201
Exercises of unvested stock options	—	—	—	—	70,874	—	—	—	—	—
Repurchase of shares in tender offer	(365,916)	(315)	—	—	(1,869,156)	(2)	—	—	(17,076)	(17,393)
Deemed dividend in relation to tender offer	—	—	—	—	—	—	—	—	(3,392)	(3,392)
Repurchases of unvested stock options	—	—	—	—	(20,084)	—	—	—	—	—
Issuance of Series T convertible preferred Stock in acquisition	897,618	3,087	—	—	—	—	—	—	—	3,087
Issuance of Series E convertible preferred stock (net of issuance costs of $4.6 million)	11,494,249	125,448	—	—	—	—	—	—	—	125,448
Stock-based compensation	—	—	—	—	—	—	9,856	—	—	9,856

Balance as of December 31, 2015	54,508,441	239,911	—	—	17,324,003	17	22,103	—	(145,406)	116,625
Net loss	—	—	—	—	—	—	—	—	(41,324)	(41,324)
Issuance of common stock in connection with Initial Public Offering, net of underwriting discounts	—	—	11,500,000	12	—	—	160,414	—	—	160,426
Issuance of common stock in connection with Follow-On Public Offering, net of underwriting discounts	—	—	1,691,222	2	—	—	65,279	—	—	65,281
Costs related to public offerings	—	—	—	—	—	—	(5,730)	—	—	(5,730)
Conversion of convertible preferred stock to common stock in connection with the initial public offering	(54,508,441)	(239,911)	—	—	54,508,441	54	239,857	—	—	—
Exercises of vested stock options	—	—	—	—	2,168,287	2	8,390	—	—	8,392
Vesting of early exercised stock options	—	—	—	—	—	—	636	—	—	636
Vesting of restricted stock units	—	—	19,178	—	68,345	—	—	—	—	—
Value of equity awards withheld for tax liability	—	—	(1,578)	—	(27,036)	—	(1,037)	—	—	(1,037)
Exercises of unvested stock options	—	—	—	—	126,365	—	—	—	—	—
Conversion of shares of Class B common stock into shares of Class A common stock	—	—	36,787,588	37	(36,787,588)	(37)	—	—	—	—
Repurchases of unvested stock options	—	—	—	—	(1,625)	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	26,178	—	—	26,178
Escrow shares returned to the issuer	—	—	—	—	(127,054)	—	—	—	—	—

Balance as of December 31, 2016	—	—	49,996,410	51	37,252,138	36	516,090	—	(186,730)	329,447
Net loss	—	—	—	—	—	—	—	—	(63,708)	(63,708)
Exercises of vested stock options	—	—	—	—	5,186,539	6	25,591	—	—	25,597
Vesting of early exercised stock options	—	—	—	—	—	—	378	—	—	378
Vesting of restricted stock units	—	—	360,116	—	351,255	—	—	—	—	—
Value of equity awards withheld for tax liability	—	—		—	(22,538)	—	(678)	—	—	(678)
Exercises of unvested stock options	—	—	—	—	22,510	—	—	—	—	—
Conversion of shares of Class B common stock into shares of Class A common stock	—	—	18,710,499	18	(18,710,499)	(18)	—	—	—	—
Shares issued under ESPP	—	—	794,142	1	—	—	11,917	—	—	11,918
Donated common stock	—	—	45,383	—	—	—	1,172	—	—	1,172
Repurchases of unvested stock options	—	—	—	—	(16,159)	—	(100)	—	—	(100)
Unrealized loss on marketable securities	—	—	—	—	—	—	—	(598)	—	(598)
Foreign currency translation	—	—	—	—	—	—	—	2,623	—	2,623
Stock-based compensation	—	—	—	—	—	—	53,795	—	—	53,795

Balance as of December 31, 2017	—	$—	69,906,550	$70	24,063,246	$24	$608,165	$2,025	$(250,438)	$359,846

See accompanying notes to consolidated financial statements.

TWILIO INC.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2017	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(63,708)	$(41,324)	$(35,504)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	18,764	8,315	4,226
Amortization of bond premium	262	—	—
Stock-based compensation	49,619	24,225	8,877
Value of donated common stock	1,172	—	—
Provision for doubtful accounts	580	1,145	705
Tax benefit related to acquisition	—	—	(108)
Write-off of internal-use software	561	711	113
(Gain) loss on lease termination	(295)	94	—
Changes in operating assets and liabilities:
Accounts receivable	(15,280)	(8,254)	(10,506)
Prepaid expenses and other current assets	2,214	(13,755)	(2,128)
Other long-term assets	(1,989)	(135)	(162)
Accounts payable	5,433	1,714	658
Accrued expenses and other current liabilities	(3,312)	24,182	13,202
Deferred revenue	3,560	4,076	1,974
Long-term liabilities	(841)	9,097	(109)

Net cash provided by (used in) operating activities	(3,260)	10,091	(18,762)

CASH FLOWS FROM INVESTING ACTIVITIES:
(Increase) decrease in restricted cash	3,118	(7,439)	—
Purchases of marketable securities	(293,186)	—	—
Maturities of marketable securities	115,877	—	—
Capitalized software development costs	(17,280)	(11,527)	(8,409)
Purchases of property and equipment	(9,248)	(14,174)	(1,715)
Purchases of intangible assets	(290)	(785)	(494)
Acquisition, net of cash acquired	(22,621)	(8,500)	(1,761)

Net cash used in investing activities	(223,630)	(42,425)	(12,379)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Initial Public Offering, net of underwriting discounts	—	160,426	—
Proceeds from Follow-On Public Offering, net of underwriting discounts	—	65,281	—
Payments of costs related to public offerings	(430)	(4,606)	(694)
Net proceeds from issuance of convertible preferred stock	—	—	125,448
Proceeds from exercises of vested options	25,597	8,392	3,128
Proceeds from exercises of nonvested options	130	710	277
Proceeds from shares issued in ESPP	11,918	—	—
Value of equity awards withheld for tax liabilities	(678)	(1,037)	—
Repurchases of common and preferred stock	(100)	(2)	(20,810)

Net cash provided by financing activities	36,437	229,164	107,349

Effect of exchange rate changes on cash and cash equivalents	74	—	—

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(190,379)	196,830	76,208
CASH AND CASH EQUIVALENTS—Beginning of year	305,665	108,835	32,627

CASH AND CASH EQUIVALENTS—End of year	$115,286	$305,665	$108,835

Cash paid for income taxes	$605	$225	$46

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Purchases of property, equipment and intangible assets, accrued but not paid	$235	$4,201	$97

Stock-based compensation capitalized in software development costs	$4,176	$1,953	$979

Vesting of early exercised options	$378	$636	$201

Business combination measurement period adjustments	$(149)	$—	$—

Series T convertible preferred stock issued as part of purchase price in the Authy acquisition	$—	$—	$3,087

Costs related to public offerings, accrued but not paid	$—	$430	$1,265

See accompanying notes to consolidated financial statements.

TWILIO INC.

Notes to Consolidated Financial Statements

1. Organization and Description of Business

        Twilio Inc. (the "Company") was incorporated in the state of Delaware on March 13, 2008. The Company is the leader in the Cloud Communications Platform category and enables developers to build, scale and operate real-time communications within their software applications via simple-to-use Application Programming Interfaces, or API. The power, flexibility, and reliability offered by the Company's software building blocks empower entities of virtually every shape and size to build world-class engagement into their customer experience.

        The Company's headquarters are located in San Francisco, California and the Company has subsidiaries in the United Kingdom, Estonia, Ireland, Colombia, Germany, Hong Kong, Singapore, Bermuda, Spain, Sweden and Australia.

  Initial Public Offering

        In June 2016, the Company completed an initial public offering ("IPO") in which the Company sold 11,500,000 shares of its newly authorized Class A common stock, which included 1,500,000 shares sold pursuant to the exercise by the underwriters of an option to purchase additional shares, at the public offering price of $15.00 per share. The Company received net proceeds of $155.5 million, after deducting underwriting discounts and offering expenses paid by the Company, from the sale of its shares in the IPO. Immediately prior to the completion of the IPO, all shares of common stock then outstanding were reclassified as shares of Class B common stock and all shares of convertible preferred stock then outstanding were converted into 54,508,441 shares of common stock on a one-to-one basis, and then reclassified as shares of Class B common stock. See Note 11 for further discussion of Class A and B common stock.

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

TWILIO INC.

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

  (c)
  Use of Estimates

        The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates are used for, but not limited to, revenue allowances and returns; valuation of the Company's stock and stock-based awards; recoverability of long-lived and intangible assets; capitalization and useful life of the Company's capitalized internal-use software development costs; fair value of acquired intangible assets and goodwill; accruals and contingencies. Estimates are based on historical experience and on various assumptions that the Company believes are reasonable under current circumstances. However, future events are subject to change and best estimates and judgments may require further adjustments; therefore, actual results could differ materially from those estimates. Management periodically evaluates such estimates and they are adjusted prospectively based upon such periodic evaluation.

  (d)
  Concentration of Credit Risk

        Financial instruments that potentially expose the Company to a concentration of credit risk consist primarily of cash, cash equivalents, marketable securities, restricted cash and accounts receivable. The Company maintains cash, cash equivalents, restricted cash and marketable securities with financial institutions that management believes are financially sound and have minimal credit risk exposure although the balances will exceed insured limits.

        The Company sells its services to a wide variety of customers. If the financial condition or results of operations of any significant customers deteriorate substantially, operating results could be adversely affected. To reduce credit risk, management performs ongoing credit evaluations of the financial condition of significant customers. The Company does not require collateral from its credit customers and maintains reserves for estimated credit losses on customer accounts when considered necessary. Actual credit losses may differ from the Company's estimates. During the year ended December 31, 2017, there was no customer organization that accounted for more than 10% of the Company's total revenue. During the year ended December 31, 2016, one customer organization represented approximately 14% of the Company's total revenue. During the year ended December 31, 2015, a different customer organization represented approximately 17% of the Company's total revenue.

        As of December 31, 2017, no customer organizations represented more than 10% of the Company's gross accounts receivable. As of December 31, 2016, one customer organization represented approximately 16% of the Company's gross accounts receivable.

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

        The reserve for sales credits was $1.8 million and $0.5 million as of December 31, 2017 and 2016, respectively, and is included in accounts receivable, net in the accompanying consolidated balance sheets. The reserve for sales credits is calculated based on historical trends and any specific risks identified in processing transactions. Changes in the reserve are recorded against revenue.

        The Company collects various taxes and fees as an agent in connection with the sale of its services and remits these amounts to the respective taxing authorities. These taxes and fees have been presented on a net basis in the consolidated statements of operations and are recorded as a component of accrued liabilities in the accompanying consolidated balance sheets until remitted to the respective taxing authority.

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

  (h)
  Internal-Use Software Development Costs

        Certain costs of platform and other software applications developed for internal use are capitalized. The Company capitalizes qualifying internal-use software development costs that are

TWILIO INC.

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

incurred during the application development stage. Capitalization of costs begins when two criteria are met: (i) the preliminary project stage is completed and (ii) it is probable that the software will be completed and used for its intended function. Capitalization ceases when the software is substantially complete and ready for its intended use, including the completion of all significant testing. The Company also capitalizes costs related to specific upgrades and enhancements when it is probable the expenditures will result in additional functionality and expenses costs incurred for maintenance and minor upgrades and enhancements. Costs related to preliminary project activities and post-implementation operating activities are also expensed as incurred.

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

  (i)
  Advertising Costs

        Advertising costs are expensed as incurred and were $4.9 million, $3.5 million and $2.9 million in the years ended December 31, 2017, 2016 and 2015, respectively. Advertising costs are included in sales and marketing expenses in the accompanying consolidated statements of operations.

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

        Prior to the IPO, the fair value of the Company's common stock was determined by the estimated fair value of the Company's common stock at the time of grant. After the IPO, the Company uses the market closing price of its Class A common stock as reported on the New York Stock Exchange for the fair value.

        Compensation expense for stock options granted to nonemployees is calculated using the Black-Scholes option pricing model and is recognized in expense over the service period. Compensation expense for nonemployee stock options subject to vesting is revalued at each reporting date until the stock options are vested.

        The Black-Scholes option pricing model requires the use of complex assumptions, which determine the fair value of stock-based awards. These assumptions include:

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

  (l)
  Foreign Currency Translation

        The functional currency of the Company's foreign subsidiaries is generally the U.S. dollar. Accordingly, the subsidiaries remeasure monetary assets and liabilities at period-end exchange rates, while non-monetary items are remeasured at historical rates. Revenue and expense accounts are remeasured at the average exchange rate in effect during the year. Remeasurement adjustments are recognized in the consolidated statements of operations as other income or expense in the year of occurrence. Foreign currency transaction gains and losses were insignificant for all periods presented.

        For those entities where the functional currency is a foreign currency, adjustments resulting from translating the financial statements into U.S. dollars are recorded as a component of accumulated other comprehensive income (loss) in stockholders' equity. Monetary assets and liabilities denominated in a foreign currency are translated into US dollars at the exchange rate on the balance sheet date. Revenue and expenses are translated at the weighted average exchange rates during the period. Equity transactions are translated using historical exchange rates. Foreign currency transaction gains and losses are included in other income (expense), net in the consolidated statements of operations.

  (m)
  Comprehensive Income (Loss)

        Comprehensive income (loss) refers to net income (loss) and other revenue, expenses, gains and losses that, under generally accepted accounting principles, are recorded as an element of stockholders' equity but are excluded from the calculation of net income (loss).

        For the years ended December 31, 2016 and 2015, the Company's operations did not give rise to any material items includable in comprehensive income (loss), which were not already in net income

TWILIO INC.

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

(loss). Accordingly, for those periods, the Company's comprehensive income (loss) is the same as its net income (loss).

  (n)
  Net Loss Per Share Attributable to Common Stockholders

        The Company calculates its basic and diluted net loss per share attributable to common stockholders in conformity with the two-class method required for companies with participating securities. All series of convertible preferred stock are considered to be participating securities as the holders of the preferred stock are entitled to receive a non-cumulative dividend on a pro rata pari passu basis in the event that a dividend is declared or paid on common stock. Shares of common stock issued upon early exercise of stock options that are subject to repurchase are also considered to be participating securities, because holders of such shares have non-forfeitable dividend rights in the event a dividend is declared or paid on common stock. Under the two-class method, in periods when the Company has net income, net income attributable to common stockholders is determined by allocating undistributed earnings, calculated as net income less current period convertible preferred stock non-cumulative dividends, between common stock and the convertible preferred stock. In computing diluted net income attributable to common stockholders, undistributed earnings are re-allocated to reflect the potential impact of dilutive securities. The Company's basic net loss per share attributable to common stockholders is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding for the period. The diluted net loss per share attributable to common stockholders is computed by giving effect to all potential dilutive common stock equivalents outstanding for the period. The dilutive effect of these potential common shares is reflected in diluted earnings per share by application of the treasury stock method. For purposes of this calculation, convertible preferred stock, options to purchase common stock, unvested restricted stock units, common stock issued subject to future vesting, any shares of stock committed under the ESPP, any shares of stock held in escrow and any shares of stock reserved for future donations are considered common stock equivalents but have been excluded from the calculation of diluted net loss per share attributable to common stockholders as their effect is antidilutive.

        Since the Company's IPO in 2016, Class A and Class B common stock are the only outstanding equity of the Company. The rights of the holders of Class A and Class B common stock are identical, except with respect to voting and conversion. Each share of Class A common stock is entitled to one vote per share and each share of Class B common stock is entitled to 10 votes per share. Shares of Class B common stock may be converted into Class A common stock at any time at the option of the stockholder on a one-for-one basis, and are automatically converted into Class A common stock upon sale or transfer, subject to certain limited exceptions. Shares of Class A common stock are not convertible.

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

TWILIO INC.

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

  (p)
  Restricted Cash

        Restricted cash consists of cash deposited into a savings account with a financial institution as collateral for the Company's obligations under its facility leases of premises located in San Francisco, California. The facility lease for the Company's old office space expired in January 2017 and the facility lease for the Company's new office space expires in October 2024. The restricted cash balances as of December 31, 2017 and December 31, 2016 were $5.5 million and $8.6 million, respectively.

  (q)
  Accounts Receivable and Allowance for Doubtful Accounts

        Accounts receivable are recorded net of the allowance for doubtful accounts and the reserve for sales credits. The allowance for doubtful accounts is estimated based on the Company's assessment of its ability to collect on customer accounts receivable. The Company regularly reviews the allowance by considering certain factors such as historical experience, credit quality, age of accounts receivable balances and other known conditions that may affect a customer's ability to pay. In cases where the Company is aware of circumstances that may impair a specific customer's ability to meet their financial obligations, a specific allowance is recorded against amounts due from the customer which reduces the net recognized receivable to the amount the Company reasonably believe will be collected. The Company writes-off accounts receivable against the allowance when a determination is made that the balance is uncollectible and collection of the receivable is no longer being actively pursued. The allowance for doubtful accounts was $1.0 million and $1.1 million as of December 31, 2017 and 2016, respectively.

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

        The useful lives of property and equipment are as follows:

Capitalized software development costs	3 years
Office equipment	3 years
Furniture and fixtures	5 years
Software	3 years
Leasehold improvements	5 years or remaining lease term

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

        Intangible assets with determinable economic lives are carried at cost, less accumulated amortization. Amortization is computed over the estimated useful life of each asset on a straight-line basis. The Company determines the useful lives of identifiable intangible assets after considering the specific facts and circumstances related to each intangible asset. Factors the Company considers when determining useful lives include the contractual term of any agreement related to the asset, the historical performance of the asset, the Company's long-term strategy for using the asset, any laws or other local regulations which could impact the useful life of the asset and other economic factors, including competition and specific market conditions. Intangible assets without determinable economic lives are carried at cost, not amortized and reviewed for impairment at least annually.

        The useful lives of the intangible assets are as follows:

Developed technology	3 - 4 years
Customer relationships	5 - 8 years
Supplier relationships	5 years
Trade names	2 years
Patents	20 years
Trademarks	Indefinite
Domain names	Indefinite
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

  (v)
  Impairment of Long-Lived Assets

        The Company evaluates long-lived assets, including property and equipment and intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets held and used is measured by a comparison of the carrying amount of an asset or an asset group to estimated undiscounted future net cash flows expected to be generated by the asset or asset group. If such evaluation indicates that the carrying amount of the asset or the asset group is not recoverable, any impairment loss would be equal to the amount the carrying value exceeds the fair value. There was no impairment during the years ended December 31, 2017, 2016 and 2015. The value of the internally-developed software written-off due to abandonment was $0.6 million, $0.7 million and $0.1 million in the years ended December 31, 2017, 2016 and 2015, respectively.

  (w)
  Deferred Revenue

        Deferred revenue consists of cash deposits from customers to be applied against future usage and customer billings in advance of revenues being recognized from the Company's contracts. Deferred revenue is generally expected to be recognized during the succeeding 12-month period and is thus recorded as a current liability. Deferred revenue is refunded in cash upon termination of customer accounts.

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

TWILIO INC.

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

  (z)
  Fair Value of Financial Instruments

        The Company applies fair value accounting for all financial instruments on a recurring basis. The Company's financial instruments, which include cash, cash equivalents, accounts receivable and accounts payable are recorded at their carrying amounts, which approximate their fair values due to their short-term nature. Restricted cash is long-term in nature and consists of cash in a savings account, hence its carrying amount approximates its fair value. Marketable securities consist of U.S. treasury securities and high credit quality corporate debt securities. All marketable securities are considered to be available-for-sale and recorded at their estimated fair values. Unrealized gains and losses for available-for-sale securities are recorded in other comprehensive income (loss). In valuing these items, the Company uses inputs and assumptions that market participants would use to determine their fair value, utilizing valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs.

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

  (aa)
  Recent Accounting Pronouncements Not Yet Adopted

        In May 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Updates ("ASU") 2017-09, "Compensation-Stock Compensation (Topic 718), Scope of Modification Accounting", which clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as modifications. The guidance is effective prospectively for interim and annual periods beginning after December 15, 2017 and early adoption is permitted. The Company will adopt this guidance upon its effective date. The Company does not expect the adoption of this guidance to have a material impact on the Company's financial position, results of operations or cash flows.

TWILIO INC.

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

        In January 2017, the FASB issued ASU 2017-04, "Simplifying the Test for Goodwill Impairment", which removes the second step of the goodwill impairment test that requires a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit's carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. This guidance is effective prospectively for interim and annual reporting periods beginning after December 15, 2019. The Company will adopt this guidance upon its effective date. The Company does not expect the adoption of this guidance to have a material impact on the Company's financial position, results of operations or cash flows.

        In January 2017, the FASB issued ASU 2017-01, "Business Combinations (Topic 805) Clarifying the Definition of a Business", which amends the guidance of FASB Accounting Standards Codification Topic 805, "Business Combinations", adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. This guidance is effective for annual and interim periods beginning after December 15, 2017, and early adoption is permitted under certain circumstances. The Company will adopt this guidance upon its effective date and implement it next time there is a potential business combination.

        In November 2016, the FASB issued ASU 2016-18, "Restricted Cash", which requires a statement of cash flows to explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash and restricted cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This guidance is effective for annual and interim periods beginning after December 15, 2017, and early adoption is permitted. The Company will adopt this guidance upon its effective date and its impact will be a function of the amounts of restricted cash the Company has at that time and the movements therein.

        In October 2016, the FASB issued ASU 2016-16, "Intra-Entity Transfers Other Than Inventory", which requires entities to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. This guidance is effective for annual and interim periods beginning after December 15, 2017, and early adoption is permitted. The Company will adopt this guidance upon its effective date. The Company does not expect the adoption of this guidance to have any material impact on the Company's financial position, results of operations or cash flows.

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

        In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers". This new guidance will replace most existing U.S. GAAP guidance on this topic. The new revenue recognition standard provides a unified model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued ASU 2015-14 which deferred, by one year, the effective date for the new revenue reporting standard for entities reporting under U.S. GAAP. In accordance with the deferral, this guidance will be effective for the Company beginning January 1, 2018 and can be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. Early adoption is permitted beginning January 1, 2017. In March 2016, the FASB issued ASU 2016-08, "Revenue from Contracts with Customers, Principal versus Agent Considerations (Reporting Revenue Gross versus Net)" clarifying the implementation guidance on principal versus agent considerations. Specifically, an entity is required to determine whether the nature of a promise is to provide the specified good or service itself (that is, the entity is a principal) or to arrange for the good or service to be provided to the customer by the other party (that is, the entity is an agent). The determination influences the timing and amount of revenue recognition. In April 2016, the FASB issued ASU 2016-10, "Revenue from Contracts with Customers, Identifying Performance Obligations and Licensing", clarifying the implementation guidance on identifying performance obligations and licensing. Specifically, the amendments reduce the cost and complexity of identifying promised goods or services and improve the guidance for determining whether promises are separately identifiable. The amendments also provide implementation guidance on determining whether an entity's promise to grant a license provides a customer with either a right to use the entity's intellectual property (which is satisfied at a point in time) or a right to access the entity's intellectual property (which is satisfied over time). In May 2016, the FASB issued ASU 2016-12 "Revenue from Contracts with Customers (Topic 606), Narrow-Scope Improvements and Practical Expedients", which amends the guidance on transition, collectability, noncash consideration and the presentation of sales and other similar taxes. ASU 2016-12 clarifies that, for a contract to be considered completed at transition, all (or substantially all) of the revenue must have been recognized under legacy GAAP. In addition, ASU 2016-12 clarifies how an entity should evaluate the collectability threshold and when an entity can recognize nonrefundable consideration received as revenue if an arrangement does not meet the standard's contract criteria. In September 2017, the FASB issued ASU 2017-13, "Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842)". These amendments provide additional clarification and implementation guidance on the previously issued ASUs. These amendments do not change the core principles of the guidance stated in ASU 2014-09, instead they are intended to clarify and improve operability of certain topics included within the revenue standard. In November 2017, the FASB issued ASU 2017-14, which includes amendments to certain SEC paragraphs within the FASB Accounting Standards Codification (Codification). ASU 2017-14 amends the Codification to incorporate SEC Staff Accounting Bulletin (SAB) No. 116 and SEC Interpretive Release on Vaccines for Federal Government Stockpiles (SEC

TWILIO INC.

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

Release No. 33-10403) that bring existing SEC staff guidance into conformity with the FASB's adoption of and amendments to ASC Topic 606, Revenue from Contracts with Customers. The effective date and transition requirements for ASU 2016-08, ASU 2016-10, ASU 2016-12, ASU 2017-13 and ASU 2017-14 are the same as the effective date and transition requirements for ASU 2014-09. The Company has evaluated the potential changes from the adoption of the new standard on its financial statements and disclosures, and is in the process of implementing appropriate changes to its business processes, systems and controls to support revenue recognition and disclosures under the new standard. Based on this evaluation, the Company will adopt the requirements of the new standard in the first quarter of 2018, using the modified retrospective transition method with a cumulative catch adjustment to retained earnings as of January 1, 2018. Under the new standard, based on the Company's preliminary assessment, the Company does not believe there will be material changes to its revenue recognition and the expectation is that the majority of the Company's revenue will continue to be recognized according to the usage by its customers, in the period in which that usage occurs.

        The Company is also assessing the impact of adoption of the new standard on its accounting for sales commissions. The Company's current accounting policy requires capitalization and amortization of the deferred commissions. Under the new standard, the amounts capitalized will be recognized as amortization over the expected customer life. The Company's preliminary assessment of its analyses of the amortizable life of the deferred commissions under the new guidance at three years. Further review of certain commission plans is yet to be completed to finalize the impact on the consolidated statements of financial position, results of operations and cash flows.

        There will not be any significant tax impact to the Company's consolidated statements of operations and consolidated balance sheet relating to the adoption of the new standard as there will be a full valuation allowance due to the Company's history of continued losses.

3. Fair Value Measurements

        The following tables provide the assets measured at fair value on a recurring basis as of December 31, 2017 and 2016 (in thousands):

			Fair Value Hierarchy as of December 31, 2017
	Amortized Cost or Carrying Value
		Net Unrealized Losses				Aggregate Fair Value
			Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents:
Money market funds	$95,432	$—	$95,432	$—	$—	$95,432

Total included in cash and cash equivalents	95,432	—	95,432	—	—	95,432

Marketable securities:
U.S. Treasury securities	59,962	(216)	59,746	—	—	59,746
Corporate debt securities	116,223	(382)	—	115,841	—	115,841

Total marketable securities	176,185	(598)	59,746	115,841	—	175,587

Total financial assets	$271,617	$(598)	$155,178	$115,841	$—	$271,019

TWILIO INC.

Notes to Consolidated Financial Statements (Continued)

3. Fair Value Measurements (Continued)

        There were no marketable securities as of December 31, 2016.

		As of December 31, 2016
	Total Carrying Value
		Level I	Level 2	Level 3	Total
Financial Assets:
Money market funds (included in cash and cash equivalents)	$274,135	$274,135	$—	$—	$274,135

Total financial assets	$274,135	$274,135	$—	$—	$274,135

        As the Company views these securities as available to support current operations, it has classified all available-for-sale securities as short term. The following table summarizes the contractual maturities of marketable securities as of December 31, 2017 (in thousands):

	Amortized Cost	Aggregate Fair Value
Financial Assets:
Less than one year	$108,584	$108,360
One to two years	67,601	67,227

Total	$176,185	$175,587

        For fixed income securities that had unrealized losses as of December 31, 2017, the Company has determined that no other-than-temporary impairment existed. As of December 31, 2017, all securities in an unrealized loss position have been in an unrealized loss position for less than one year. Interest earned on marketable securities in the year ended December 31, 2017 was $2.6 million and is recorded as other income (expense), net, in the accompanying consolidated statement of operations.

4. Property and Equipment

        Property and equipment consisted of the following (in thousands):

	As of December 31,
	2017	2016
Capitalized internal-use software development costs	$49,177	$28,661
Leasehold improvements	14,246	14,063
Office equipment	9,652	5,729
Furniture and fixtures	1,976	1,576
Software	1,675	968

Total property and equipment	76,726	50,997
Less: accumulated depreciation and amortization	(26,185)	(13,445)

Total property and equipment, net	$50,541	$37,552

        Depreciation and amortization expense was $13.1 million, $7.4 million and $3.7 million for the years ended December 31, 2017, 2016 and 2015, respectively.

TWILIO INC.

Notes to Consolidated Financial Statements (Continued)

4. Property and Equipment (Continued)

        The Company capitalized $21.5 million, $13.5 million and $9.4 million in internal-use software development costs in the years ended December 31, 2017, 2016 and 2015, respectively, of which $4.2 million, $2.0 million and $1.0 million, respectively, was stock-based compensation expense. Amortization of capitalized software development costs was $8.4 million, $5.5 million and $2.8 million in the years ended December 31, 2017, 2016 and 2015, respectively. The amortization expense was allocated as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Cost of revenue	$4,788	$3,304	$1,793
Research and development	3,619	2,182	1,045

Total	$8,407	$5,486	$2,838

5. Business Combinations

  Beepsend, AB

        In February 2017, the Company completed its acquisition of Beepsend AB, a messaging provider based in Sweden, specializing in messaging and SMS solutions, for a total purchase price of $23.0 million, paid in cash, of which $5.0 million was held in escrow. The escrow will continue for 18 months after the transaction closing date and may be extended under certain circumstances.

        Additionally, the Company deposited $2.0 million into a separate escrow account that will be released to certain employees on the first and second anniversaries of the closing date, provided the underlying service conditions are met. This amount is recorded as prepaid compensation in the accompanying consolidated balance sheet and is amortized into expense as the services are rendered.

        The acquisition was accounted for as a business combination and, accordingly, the total purchase price was allocated to the preliminary net tangible and intangible assets and liabilities based on their preliminary fair values on the acquisition date. The prepaid compensation subject to service conditions is accounted for as a post-acquisition compensation expense and recorded as research and development expense in the accompanying consolidated statement of operations. During the measurement period in 2017, the Company recorded a net adjustments of $0.1 million to the preliminary purchase price allocation. As of December 31, 2017 the purchase price allocation is final.

        The acquired entity's results of operations have been included in the consolidated financial statements of the Company from the date of acquisition.

TWILIO INC.

Notes to Consolidated Financial Statements (Continued)

5. Business Combinations (Continued)

        The following table presents the purchase price allocation, as adjusted, recorded in the Company's consolidated balance sheet (in thousands):

Total
Net tangible liabilities	$(3,575)
Goodwill(1)	12,837
Intangible assets(2)	13,700

Total purchase price	$22,962

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

(2)
Identifiable finite-lived intangible assets were comprised of the following:

	Total	Estimated life (in years)
Developed technology	$5,000	4
Customer relationships	6,100	7 - 8
Supplier relationships	2,600	5

Total intangible assets acquired	$13,700

        The Company acquired a net deferred tax liability of $2.6 million in this business combination that is included in the long-term liabilities in the accompanying consolidated balance sheet.

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

        The Company incurred costs related to this acquisition of $0.7 million, of which $0.3 million and $0.4 million were incurred during fiscal years 2017 and 2016, respectively. All acquisition related costs were expensed as incurred and have been recorded in general and administrative expenses in the accompanying consolidated statements of operations.

        Pro forma results of operations for this acquisition are not presented as the financial impact to the Company's consolidated financial statements is immaterial.

  Kurento Open Source Project

        In November 2016, the Company acquired certain assets from Tikal Technologies S.L., a Spanish corporation, behind the Kurento Open Source Project. The acquired assets consisted of (a) proprietary

TWILIO INC.

Notes to Consolidated Financial Statements (Continued)

5. Business Combinations (Continued)

WebRTC media processing technologies, (b) certain licenses, patents and trademarks and (c) certain employee relationships behind the WebRTC technology. The purchase price consisted of $8.5 million in cash, of which $1.5 million was placed into escrow to indemnify the Company against breaches of general representations, warranties, claims and tax compliance matters. The escrow is effective for 24 months and 10 days from the acquisition date and may be extended under certain circumstances.

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

        The following table presents the final purchase price allocation recorded in the Company's consolidated balance sheet (in thousands):

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

  Authy, Inc.

        In February 2015, the Company completed its acquisition of Authy, Inc. ("Authy"), a Delaware corporation with operations in Bogota, Colombia and San Francisco, California. Authy had developed a two-factor authentication online security solution. The Company's purchase price of $6.1 million for all of the outstanding shares of capital stock of Authy consisted of $3.0 million in cash and $3.1 million representing the fair value of 389,733 shares of the Company's Series T convertible preferred stock, of which 180,000 shares were placed in escrow. The escrow was effective until the first anniversary of the closing date, and has continued beyond that date as a result of certain circumstances. As of December 31, 2017, the Company has not released any shares out of the escrow. Additionally, the Company issued 507,885 shares of its Series T convertible preferred stock, which converted into shares of Class B common stock immediately prior to the closing of the IPO, to a former shareholder of Authy that had a fair value of $4.0 million and were subject to a service condition over a period of three years, as amended. In August 2016, the unvested shares were reduced by 127,054 shares due to the non-fulfillment of certain conditions of the merger agreement. In December 2016, all remaining unvested shares vested.

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

        The following table presents the final purchase price allocation recorded in the Company's consolidated balance sheet (in thousands):

Total
Net tangible assets	$1,165
Goodwill(1)	3,165
Intangible assets(2)	1,760

Total purchase price	$6,090

The Company acquired a net deferred tax liability of $0.1 million in this business combination.

(1)
Goodwill represents the excess of purchase price over the fair value of identifiable tangible and intangible assets acquired and liabilities assumed. The goodwill in this transaction is primarily attributable to the future cash flows to be realized from the acquired technology platform, existing customer base and the future development initiatives of the assembled workforce. Goodwill is not deductible for tax purposes.

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

        Pro forma results of operations for this acquisition are not presented as the financial impact to the Company's consolidated financial statements is immaterial.

6. Goodwill and Intangible Assets

  Goodwill

        Goodwill balance as of December 31, 2017 and 2016 was as follows (in thousands):

Total
Balance as of December 31, 2015	$3,165
Goodwill recorded in connection with 2016 acquisition	400

Balance as of December 31, 2016	3,565
Goodwill recorded in connection with 2017 acquisition	12,688
Measurement period adjustment	149
Effect of exchange rate	1,449

Balance as of December 31, 2017	$17,851

  Intangible assets

        Intangible assets consisted of the following (in thousands):

	As of December 31, 2017
	Gross	Accumulated Amortization	Net
Amortizable intangible assets:
Developed technology	$14,941	$(5,476)	$9,465
Customer relationships	7,159	(1,006)	6,153
Supplier relationships	2,881	(500)	2,381
Trade name	60	(60)	—
Patent	1,878	(108)	1,770

Total amortizable intangible assets	26,919	(7,150)	19,769

Non-amortizable intangible assets:
Domain names	32	—	32
Trademarks	263	—	263

Total	$27,214	$(7,150)	$20,064

TWILIO INC.

Notes to Consolidated Financial Statements (Continued)

6. Goodwill and Intangible Assets (Continued)

	As of December 31, 2016
	Gross	Accumulated Amortization	Net
Amortizable intangible assets:
Developed technology	$9,400	$(1,140)	$8,260
Customer relationships	400	(148)	252
Trade name	60	(56)	4
Patent	1,512	(55)	1,457

Total amortizable intangible assets	11,372	(1,399)	9,973

Non-amortizable intangible assets:
Domain names	32	—	32
Trademarks	263	—	263

Total	$11,667	$(1,399)	$10,268

        Amortization expense was $5.7 million, $0.9 million and $0.5 million for the years ended December 31, 2017, 2016 and 2015, respectively.

        Total estimated future amortization expense was as follows (in thousands):

As of December 31, 2017
2018	$6,793
2019	5,083
2020	2,653
2021	1,520
2022	924
Thereafter	2,796

Total	$19,769

7. Accrued Expenses and Other Liabilities

        Accrued expenses and other current liabilities consisted of the following (in thousands):

	As of December 31,
	2017	2016
Accrued payroll and related	$4,898	$3,132
Accrued bonus and commission	4,777	2,251
Accrued cost of revenue	10,876	8,741
Sales and other taxes payable	20,877	28,795
ESPP contributions	1,338	4,365
Deferred rent	1,048	1,250
Accrued other expense	9,800	10,774

Total accrued expenses and other current liabilities	$53,614	$59,308

TWILIO INC.

Notes to Consolidated Financial Statements (Continued)

7. Accrued Expenses and Other Liabilities (Continued)

        Long-term liabilities consisted of the following (in thousands):

	As of December 31,
	2017	2016
Deferred rent	$8,480	$9,387
Deferred tax liability	2,452	(2)
Accrued other expense	477	158

Total long-term liabilities	$11,409	$9,543

8. Supplemental Balance Sheet Information

        A roll-forward of the Company's reserves for the years ended December 31, 2017, 2016 and 2015 is as follows (in thousands):

  (a)
  Allowance for doubtful accounts:

	Year Ended December 31,
	2017	2016	2015
Balance, beginning of period	$1,076	$486	$210
Additions	580	1,145	705
Write-offs	(623)	(555)	(429)

Balance, end of period	$1,033	$1,076	$486

  (b)
  Sales credit reserve:

	Year Ended December 31,
	2017	2016	2015
Balance, beginning of period	$544	$714	$312
Additions	2,531	1,348	1,210
Deductions against reserve	(1,314)	(1,518)	(808)

Balance, end of period	$1,761	$544	$714

TWILIO INC.

Notes to Consolidated Financial Statements (Continued)

9. Revenue by Geographic Area

        Revenue by geographic area is based on the IP address at the time of registration. The following table sets forth revenue by geographic area (in thousands):

	Year Ended December 31,
	2017	2016	2015
Revenue by geographic area:
United States	$308,612	$233,922	$143,145
International	90,408	43,413	23,774

Total	$399,020	$277,335	$166,919

Percentage of revenue by geographic area:
United States	77%	84%	86%
International	23%	16%	14%

        Long-lived assets outside the United States were not significant.

10. Commitments and Contingencies

  (a)
  Lease Commitments

        The Company entered into various non-cancelable operating lease agreements for its facilities that expire over the next six years. Certain operating leases contain provisions under which monthly rent escalates over time. When lease agreements contain escalating rent clauses or free rent periods, the Company recognizes rent expense on a straight-line basis over the term of the lease.

        In January 2016, the Company entered into a lease agreement ("Lease"), as subsequently amended, for approximately 90,000 square feet of new office space at 375 Beale Street in San Francisco, California, that houses its principal executive office. The term of the Lease is approximately 96 months following the commencement in October 2016, and the lease payments range from $0.4 million per month in the first 60 months to $0.5 million per month thereafter. The Lease included a tenant improvement allowance to cover construction of certain leasehold improvements for up to $8.3 million. All applicable amounts were collected from the landlord as of December 31, 2017. Based on the terms of the landlord incentive and involvement of the Company in the construction process, the leasehold improvements were determined to be property of the Company. The Company secured its lease obligation with a $7.4 million letter of credit, which was designated as restricted cash on its balance sheet as of December 31, 2016. As of December 31, 2017, the letter of credit and the restricted cash were reduced to $5.5 million, as stipulated in the lease agreement.

        Rent expense was $8.1 million, $7.3 million and $4.1 million for the years ended December 31, 2017, 2016 and 2015, respectively.

TWILIO INC.

Notes to Consolidated Financial Statements (Continued)

10. Commitments and Contingencies (Continued)

        Future minimum lease payments under non-cancelable operating leases were as follows (in thousands):

Year Ending December 31:	As of December 31, 2017
2018	$7,884
2019	7,676
2020	7,101
2021	7,033
2022	5,864
Thereafter	10,189

Total minimum lease payments	$45,747

        Additionally, the Company has noncancellable contractual commitments with its cloud infrastructure provider, network service providers and other vendors that are non-cancellable and expire within one to four years. Future minimum payments under these noncancellable purchase commitments were as follows (in thousands). Unrecognized tax benefits are not included in these amounts because any amounts expected to be settled in cash are not material:

Year Ending December 31:	As of December 31, 2017
2018	$22,414
2019	25,526
2020	147
2021	23

Total payments	$48,110

  (b)
  Legal Matters

        On April 30, 2015, Telesign Corporation, or Telesign, filed a lawsuit against the Company in the United States District Court, Central District of California ("Telesign I"). Telesign alleges that the Company is infringing three U.S. patents that it holds: U.S. Patent No. 8,462,920 ("'920"), U.S. Patent No. 8,687,038 ("'038") and U.S. Patent No. 7,945,034 ("'034"). The patent infringement allegations in the lawsuit relate to the Company's Account Security products, its two-factor authentication use case and an API tool to find information about a phone number. The Company petitioned the U.S. Patent and Trademark Office ("U.S. PTO") for inter partes review of the patents at issue. On July 8, 2016, PTO denied the Company's petition for inter partes review of the '920 and '038 patents, and on June 26, 2017, it upheld the patentability of the '034 patent, adopting Telesign's narrow construction of its patent.

        On March 28, 2016, Telesign filed a second lawsuit against the Company in the United States District Court, Central District of California ("Telesign II"), alleging infringement of U.S. Patent No. 9,300,792 ("'792") held by Telesign. The '792 patent is in the same patent family as the '920 and '038 patents asserted in Telesign I. On March 8, 2017, in response to a petition by the Company, the

TWILIO INC.

Notes to Consolidated Financial Statements (Continued)

10. Commitments and Contingencies (Continued)

PTO issued an order instituting the inter partes review for the '792 patent. A final written decision is expected by March 2018. On March 15, 2017, Twilio filed a motion to consolidate and stay related cases pending the conclusion of the '792 patent inter partes review, which the court granted. With respect to each of the patents asserted in Telesign I and Telesign II, the complaints seek, among other things, to enjoin the Company from allegedly infringing the patents, along with damages for lost profits.

        On December 1, 2016, the Company filed a patent infringement lawsuit against Telesign in the United States District Court, Northern District of California, alleging indirect infringement of United States Patent No. 8,306,021, United States Patent No. 8,837,465, United States Patent No. 8,755,376, United States Patent No. 8,736,051, United States Patent No. 8,737,962, United States Patent No. 9,270,833, and United States Patent No. 9,226,217. Telesign filed a motion to dismiss the complaint on January 25, 2017. In two orders, issued on March 31, 2017 and April 17, 2017, the Court granted Telesign's motion to dismiss with respect to the '962, '833, '051 and '217 patents, but denied Telesign's motion to dismiss as to the '021, '465 and '376 patents. This litigation is currently ongoing.

        On February 18, 2016, a putative class action complaint was filed in the Alameda County Superior Court in California, entitled Angela Flowers v. Twilio Inc. The complaint alleges that the Company's products permit the interception, recording and disclosure of communications at a customer's request and are in violation of the California Invasion of Privacy Act. The complaint seeks injunctive relief as well as monetary damages. On May 27, 2016, the Company filed a demurrer to the complaint. On August 2, 2016, the court issued an order denying the demurrer in part and granted it in part, with leave to amend by August 18, 2016 to address any claims under California's Unfair Competition Law. The plaintiff opted not to amend the complaint. Following a period of discovery, the plaintiff filed a motion for class certification on September 20, 2017. On January 2, 2018, the court issued an order granting in part and denying in part the plaintiff's class certification motion. The court certified two classes of individuals who, during specified time periods, allegedly sent or received certain communications involving the accounts of three of the Company's customers that were recorded. The court has not yet set a schedule for notice to potential class members, additional discovery, summary judgment motions, or trial.

        The Company intends to vigorously defend itself against these lawsuits and believes it has meritorious defenses to each matter in which it is a defendant. It is too early in these matters to reasonably predict the probability of the outcomes or to estimate ranges of possible losses.

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

        Legal fees and other costs related to litigation and other legal proceedings are expensed as incurred and are included in general and administrative expenses in the accompanying consolidated statements of operations.

TWILIO INC.

Notes to Consolidated Financial Statements (Continued)

10. Commitments and Contingencies (Continued)

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

        As of December 31, 2017 and 2016, no amounts were accrued.

  (d)
  Other Taxes

        The Company conducts operations in many tax jurisdictions throughout the United States. In many of these jurisdictions, non-income-based taxes, such as sales and use and telecommunications taxes are assessed on the Company's operations. Prior to March 2017, the Company had not billed nor collected these taxes from its customers and, in accordance with U.S. GAAP, recorded a provision for its tax exposure in these jurisdictions when it was both probable that a liability had been incurred and the amount of the exposure could be reasonably estimated. These estimates included several key assumptions including, but not limited to, the taxability of the Company's services, the jurisdictions in which its management believes it has nexus, and the sourcing of revenues to those jurisdictions. Starting in March 2017, the Company began collecting these taxes from customers in certain jurisdictions, and since then, has expanded the number of jurisdictions where these taxes are being collected. The Company expects to continue to expand the number of jurisdictions where these taxes will be collected in the future. Simultaneously, the Company was and continues to be in discussions with certain states regarding its prior state sales and other taxes, if any, that the Company may owe.

        During 2017, the Company revised its estimates of its tax exposure based on settlements reached with various states indicating that certain revisions to the key assumptions including, but not limited to, the sourcing of revenue and the taxability of the Company's services were appropriate in the current period. In the year ended December 31, 2017, the total impact of these changes on the net loss attributable to common stockholders was a reduction of $13.4 million. As of December 31, 2017 and 2016, the liability recorded for these taxes was $20.9 million and $28.8 million, respectively.

        In the event other jurisdictions challenge management's assumptions and analysis, the actual exposure could differ materially from the current estimates.

TWILIO INC.

Notes to Consolidated Financial Statements (Continued)

11. Stockholders' Equity

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

TWILIO INC.

Notes to Consolidated Financial Statements (Continued)

11. Stockholders' Equity (Continued)

connection with a Liquidation Event defined below requires the written consent of a majority of such series, if the proceeds payable to each of these series is less than the respective original issuance price.

        A Liquidation Event includes (i) a sale, lease or other disposition of all or substantially all of the Company's assets, (ii) a merger or consolidation of the Company into another entity (except where the merger results in the holders of the Company's stock prior to merger continuing to hold at least 50% of the voting power of the capital stock of the Company or the surviving or acquiring entity), (iii) the transfer of the Company's securities to a person, or a group of affiliated persons, if, after such a transfer, such person or group of persons holds 50% or more of the outstanding voting stock of the Company, (iv) the grant of an exclusive, irrecoverable license to all or substantially all of the Company's intellectual property or (v) a liquidation, dissolution or winding up of the Company.

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

TWILIO INC.

Notes to Consolidated Financial Statements (Continued)

11. Stockholders' Equity (Continued)

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

  (b)
  Preferred Stock

        As of December 31, 2017 and 2016, the Company had authorized 100,000,000 shares of preferred stock, par value $0.001, of which no shares were issued and outstanding.

  (c)
  Common Stock

        As of December 31, 2017 and 2016, the Company had authorized 1,000,000,000 shares of Class A common stock and 100,000,000 shares of Class B common stock, each par value $0.001 per share. As of December 31, 2017, 69,906,550 shares of Class A common stock and 24,063,246 shares of Class B common stock were issued and outstanding. As of December 31, 2016, 49,996,410 shares of Class A common stock and 37,252,138 shares of Class B common stock were issued and outstanding. Holders of Class A and Class B common stock are entitled to one vote per share and 10 votes per share, respectively, and the shares of Class A common stock and Class B common stock are identical, except for voting and conversion rights. The outstanding Class B common stock in both periods included 180,000 shares related to the Authy acquisition that were held in escrow.

TWILIO INC.

Notes to Consolidated Financial Statements (Continued)

11. Stockholders' Equity (Continued)

        The Company had reserved shares of common stock for issuance as follows:

	As of December 31,
	2017	2016
Stock options issued and outstanding	10,710,427	14,649,276
Nonvested restricted stock units issued and outstanding	5,665,459	2,034,217
Class A common stock reserved for Twilio.org	635,014	680,397
Stock-based awards available for grant under 2016 Plan	10,200,189	10,143,743
Class A common stock reserved for issuance under 2016 ESPP	235,372	597,038

Total	27,446,461	28,104,671

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

  (e)
  Twilio.org

        On September 2, 2015, the Company's board of directors approved the establishment of Twilio.org with 888,022 shares of the Company's common stock, which at the time represented 1% of the Company's outstanding capital stock on as-converted basis, reserved to fund Twilio.org's activities. Through Twilio.org, which is a part of the Company and not a separate legal entity, the Company donates and discounts its products to nonprofits, who use the Company's products to engage their audience, expand their reach and focus on making a meaningful change in the world. On May 13, 2016, the Company's board of directors authorized a reduction of 107,625 shares reserved to offset equity grants to Twilio.org employees. On October 20, 2016, the Company completed its follow-on public offering. Of the net proceeds the Company received in the offering, $3.9 million was reserved to fund and support the operations of Twilio.org and the number of shares of Class A common stock reserved for Twilio.org was reduced by 100,000. In December 2016, Twilio.org donated the full $3.9 million proceeds into an independent Donor Advised Fund to further the philanthropic goals of the Company. In November 2017, Twilio.org donated 45,383 shares of Class A common stock with a fair value of $1.2 million into the same Donor Advised Fund. Both donations were recorded as charitable contributions in the accompanying consolidated statements of operations. As of December 31, 2017, the total remaining shares reserved for Twilio.org was 635,014.

TWILIO INC.

Notes to Consolidated Financial Statements (Continued)

12. Stock-Based Compensation

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

  2016 Stock Option Plan

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

TWILIO INC.

Notes to Consolidated Financial Statements (Continued)

12. Stock-Based Compensation (Continued)

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

        On each purchase date, eligible employees will purchase the Company's stock at a price per share equal to 85% of the lesser of (i) the fair market value of the Company's Class A common stock on the offering date or (ii) the fair market value of the Company's Class A common stock on the purchase date.

        In the year ended December 31, 2017, 794,142 shares of Class A common stock were purchased under the 2016 ESPP and 235,372 shares are expected to be purchased in the second quarter of 2018. As of December 31, 2017, total unrecognized compensation cost related to the 2016 ESPP was $1.1 million, which will be amortized over a weighted-average period of 0.4 years. No ESPP shares were purchased in the year ended December 31, 2016.

        Stock options activity under the 2008 Plan and 2016 Plan was as follows:

  Stock Options

	Number of options outstanding	Weighted- average exercise price (per share)	Weighted- average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Outstanding options as of December 31, 2016	14,649,276	$6.14	7.52	$332,716
Granted	1,526,450	30.66
Exercised	(5,194,905)	4.93
Forfeited and cancelled	(825,394)	7.76

Outstanding options as of December 31, 2017	10,155,427	$10.31	7.12	$145,763

Options vested and exercisable as of December 31, 2017	5,278,003	$5.53	6.28	$95,354

        Aggregate intrinsic value represents the difference between the Company's estimated fair value of its common stock and the exercise price of outstanding "in-the-money" options. Prior to the IPO, the fair value of the Company's common stock was estimated by the Company's board of directors. After the IPO, the fair value of the Company's common stock is the Company's Class A common stock price as reported on the New York Stock Exchange. The aggregate intrinsic value of stock options exercised was $132.0 million, $54.4 million and $10.1 million, during the years ended December 31, 2017, 2016 and 2015, respectively.

        The total estimated grant date fair value of options vested was $15.8 million, $15.3 million and $8.2 million during the years ended December 31, 2017, 2016 and 2015, respectively. The weighted-average grant-date fair value of options granted was $13.33, $5.52 and $4.30 during the years ended December 31, 2017, 2016 and 2015, respectively.

TWILIO INC.

Notes to Consolidated Financial Statements (Continued)

12. Stock-Based Compensation (Continued)

        On February 28, 2017, the Company granted a total of 555,000 shares of performance-based stock options in three distinct awards to an employee with grant date fair values of $13.48, $10.26 and $8.41 per share for a total grant value of $5.9 million. The first half of each award vests upon satisfaction of a performance condition and the remainder vests thereafter in equal monthly installments over a 24-month period. The achievement window expires after 4.3 years from the date of grant and the stock options expire seven years after the date of grant. The stock options are amortized over a derived service period, as adjusted, of 3.4 years, 4.6 years and 5.3 years, respectively. The stock options value and the derived service period were estimated using the Monte-Carlo simulation model. The following table summarizes the details of the performance options:

	Number of options outstanding	Weighted- average exercise price (per share)	Weighted- average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Outstanding options as of December 31, 2016	—	$—	—	$—
Granted	555,000	31.72
Exercised	—	—
Forfeited and cancelled	—	—

Outstanding options as of December 31, 2017	555,000	$31.72	6.0	$—

Options vested and exercisable as of December 30, 2017	—	$—	—	$—

        As of December 31, 2017, total unrecognized compensation cost related to nonvested stock options was $34.8 million, which will be amortized on a ratable basis over a weighted-average period of 2.12 years.

  Restricted Stock Units

	Number of options outstanding	Weighted- average grant date fair value (per share)	Aggregate intrinsic value (in thousands)
Nonvested RSUs as of December 31, 2016	2,034,217	$32.66	$58,687
Granted	4,826,508	28.05
Vested	(711,371)	30.29
Forfeited and cancelled	(483,895)	29.53

Nonvested RSUs as of December 31, 2017	5,665,459	$29.29	$133,648

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

TWILIO INC.

Notes to Consolidated Financial Statements (Continued)

12. Stock-Based Compensation (Continued)

        As of December 31, 2017, total unrecognized compensation cost related to nonvested RSUs was $148.0 million, which will be amortized over a weighted-average period of 3.3 years.

  Equity Awards Granted to Nonemployees

        As of December 30, 2017, there were no nonemployee awards outstanding.

        In September 2016, the Company granted 30,255 restricted stock units to a nonemployee. The award fully vested in August 2017. Total stock-based compensation expense recorded for this award during the years ended December 31, 2017 and 2016, was $0.4 million and $0.6 million, respectively.

        In December 2015, the Company granted 30,000 stock options to another nonemployee. On January 1, 2017 due to the employee status change, the grant was converted into a standard award and the fair value accounting stopped. Total stock-based compensation expense recorded for this award in the year ended December 31, 2016, was $0.3 million.

  Early Exercise of Nonvested Options

        Under the 2008 Plan, employees have an option to exercise their stock options prior to vesting. The Company has the right to repurchase, at the original issuance price, any unvested (but issued) common shares upon termination of service of an employee, either voluntarily or involuntarily. The consideration received for an early exercise of a stock option is considered to be a deposit of the exercise price and the related amount is recorded as a liability. The liability is reclassified into stockholders' equity as the stock options vest. As of December 31, 2017 and 2016, the Company recorded a liability of $0.03 million and $0.3 million for 5,214 and 49,580 unvested shares, respectively, that were early exercised by employees and were subject to repurchase at the respective period end. These amounts are reflected in current and non-current liabilities on the Company's consolidated balance sheets.

  Valuation Assumptions

        The fair value of employee stock options was estimated on the date of grant using the following assumptions in the Black-Scholes option pricing model:

	Year Ended December 31,
	2017	2016	2015
Employee Stock Options
Fair value of common stock	$23.60 - $31.96	$10.09 - $15.00	$7.07 - $10.09
Expected term (in years)	6.08	6.08	6.08
Expected volatility	44.3% - 47.6%	51.4% - 53.0%	47.8% - 54.9%
Risk-free interest rate	1.9% - 2.3%	1.3% - 1.5%	1.4% - 2.0%
Dividend rate	0%	0%	0%
Employee Stock Purchase Plan
Expected term (in years)	0.5	0.90	—
Expected volatility	33.2% - 33.9%	52%	—
Risk-free interest rate	1.1% - 1.4%	0.6%	—
Dividend rate	0%	0%	—

TWILIO INC.

Notes to Consolidated Financial Statements (Continued)

12. Stock-Based Compensation (Continued)

        The following assumptions were used in the Monte Carlo simulation model to estimate the fair value and the derived service period of the performance options:

Asset volatility	40%
Equity volatility	45%
Discount rate	14%
Stock price at grant date	$31.72

  Stock-Based Compensation Expense

        The Company recorded the total stock-based compensation expense as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Cost of revenue	$650	$291	$65
Research and development	22,808	12,946	4,046
Sales and marketing	9,822	4,972	2,389
General and administrative	16,339	6,016	2,377

Total	$49,619	$24,225	$8,877

13. Net Loss Per Share Attributable to Common Stockholders

        The following table sets forth the calculation of basic and diluted net loss per share attributable to common stockholders during the periods presented (in thousands, except per share data):

	Year Ended December 31,
	2017	2016	2015
Net loss attributable to common stockholders	$(63,708)	$(41,324)	$(38,896)

Weighted-average shares used to compute net loss per share attributable to common stockholders, basic and diluted	91,224,607	53,116,675	17,746,526

Net loss per share attributable to common stockholders, basic and diluted	$(0.70)	$(0.78)	$(2.19)

TWILIO INC.

Notes to Consolidated Financial Statements (Continued)

13. Net Loss Per Share Attributable to Common Stockholders (Continued)

        The following outstanding shares of common stock equivalents were excluded from the calculation of the diluted net loss per share attributable to common stockholders because their effect would have been anti-dilutive:

	Year Ended December 31,
	2017	2016	2015
Convertible preferred stock outstanding	—	—	54,508,441	(1)
Stock options issued and outstanding	10,710,427	14,649,276	16,883,837
Nonvested restricted stock units issued and outstanding	5,665,459	2,034,217	71,000
Class A common stock reserved for Twilio.org	635,014	680,397	888,022
Class A common stock committed under 2016 ESPP	235,372	597,038	—
Unvested shares subject to repurchase	5,214	49,580	52,407

Total	17,251,486	18,010,508	72,403,707

(1)
Includes 687,885 shares as of December 31, 2015 of Series T convertible preferred stock related to the Authy acquisition held in escrow.

14. Income Taxes

        The following table presents domestic and foreign components of loss before income taxes for the periods presented (in thousands):

	Year Ended December 31,
	2017	2016	2015
United States	$(46,737)	$(14,002)	$(23,962)
International	(16,266)	(26,996)	(11,420)

Loss before provision for income taxes	$(63,003)	$(40,998)	$(35,382)

        Provision for income taxes consists of the following (in thousands):

	Year Ended December 31,
	2017	2016	2015
Current:
Federal	$99	$—	$—
State	78	83	45
Foreign	823	214	213

Total	1,000	297	258
Deferred:
Federal	28	2	(109)
State	10	—	—
Foreign	(333)	27	(27)

Total	(295)	29	(136)

Provision for income taxes	$705	$326	$122

TWILIO INC.

Notes to Consolidated Financial Statements (Continued)

14. Income Taxes (Continued)

        The following table presents a reconciliation of the statutory federal tax rate and the Company's effective tax rate for the years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31,
	2017	2016	2015
Tax benefit at federal statutory rate	34%	34%	34%
State tax, net of federal benefit	10	11	(3)
Stock-based compensation	47	23	(8)
Credits	8	2	4
Foreign rate differential	(8)	(23)	(11)
Reserve for uncertain tax positions	—	(12)	—
Change in valuation allowance	(46)	(34)	(14)
Change in federal statutory rate	(45)	—	—
Other	(1)	(2)	(2)

Effective tax rate	(1)%	(1)%	—%

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The following table presents the significant components of the Company's deferred tax assets and liabilities (in thousands):

	As of December 31,
	2017	2016	2015
Deferred tax assets:
Net operating loss carryforwards	$56,138	$31,090	$27,401
Accrued and prepaid expenses	9,140	16,698	7,603
Stock-based compensation	7,131	5,368	1,433
Research and development credits	16,212	7,807	6,022
Charitable contributions	1,233	1,458	—
Other	472	—	—

Gross deferred tax assets	90,326	62,421	42,459
Valuation allowance	(78,900)	(49,601)	(35,613)

Net deferred tax assets	11,426	12,820	6,846
Deferred tax liabilities:
Capitalized software	(7,664)	(7,086)	(4,084)
Prepaid expenses	(1,015)	(452)	(2,035)
Acquired intangibles	(2,101)	(152)	(460)
Property and equipment	(2,380)	(4,931)	(240)
Deferred commissions	(718)	(201)	—

Net deferred tax asset (liability)	$(2,452)	$(2)	$27

TWILIO INC.

Notes to Consolidated Financial Statements (Continued)

14. Income Taxes (Continued)

        As of December 31, 2017, the Company had approximately $229.3 million in federal net operating loss carryforwards and $12.6 million in federal tax credits. If not utilized, the federal net operating loss and tax credit carryforwards will expire at various dates beginning in 2029.

        As of December 31, 2017, the Company had approximately $159.6 million in state net operating loss carryforwards and $11.0 million in state tax credits. If not utilized, the state net operating loss carryforwards will expire at various dates beginning in 2026. The California state tax credits can be carried forward indefinitely.

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

        The Company's accounting for deferred taxes involves the evaluation of a number of factors concerning the realizability of its net deferred tax assets. The Company primarily considered such factors as its history of operating losses, the nature of the Company's deferred tax assets, and the timing, likelihood and amount, if any, of future taxable income during the periods in which those temporary differences and carryforwards become deductible. At present, the Company does not believe that it is more likely than not that the net deferred tax assets will be realized, accordingly, a full valuation allowance has been established. The valuation allowance increased by approximately $29.3 million and $14.0 million during the years ended December 31, 2017 and 2016, respectively.

        A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Unrecognized tax benefit, beginning of year	$12,275	$1,679	$1,024
Gross increases for tax positions of prior years	493	1,996	—
Gross decrease for tax positions of prior years	(6,331)	—	—
Gross increases for tax positions of current years	3,008	8,600	655

Unrecognized tax benefit, end of year	$9,445	$12,275	$1,679

        As of December 31, 2017, the Company had approximately $9.4 million of unrecognized tax benefits. If the $9.4 million is recognized, $0.4 million would affect the effective tax rate. The remaining amount would be offset by the reversal of related deferred tax assets which are subject to a full valuation allowance.

        The Company recognizes interest and penalties, if any, related to uncertain tax positions in its income tax provision. As of December 31, 2017, the Company has accumulated $35,000 in both interest and penalties related to uncertain tax positions.

        The Company does not anticipate any significant changes within 12 months of December 31, 2017, in its uncertain tax positions that would be material to the consolidated financial statements taken as a

TWILIO INC.

Notes to Consolidated Financial Statements (Continued)

14. Income Taxes (Continued)

whole because nearly all of the unrecognized tax benefit has been offset by a deferred tax asset, which has been reduced by a valuation allowance.

        The Company files U.S. federal income tax returns as well as income tax returns in many U.S. states and foreign jurisdictions. As of December 31, 2017, the tax years 2008 through the current period remain open to examination by the major jurisdictions in which the Company is subject to tax. Fiscal years outside the normal statute of limitation remain open to audit by tax authorities due to tax attributes generated in those early years, which have been carried forward and may be audited in subsequent years when utilized. The Company is not currently subject to U.S. federal, state and local, or non-U.S. income tax examinations by any tax authorities.

        On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act ("Tax Act"). The Tax Act makes broad and complex changes to the U.S. tax code including, but not limited to, (1) reducing the U.S. federal corporate tax rate from 35% to 21%; (2) requiring companies to pay a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries; (3) generally eliminating U.S. federal income taxes on dividends from foreign subsidiaries; (4) requiring current inclusion in U.S. federal taxable income of certain earnings of controlled foreign corporations; (5) eliminating the corporate alternative minimum tax (AMT) and changing how existing AMT credits can be realized; (6) creating the base erosion anti-abuse tax (BEAT), a new minimum tax; (7) creating a new limitation on deductible interest expense; and (8) changing rules related to uses and limitations of net operating loss carryforwards created in tax years beginning after December 31, 2017.

        We remeasured certain deferred tax assets and liabilities based on rates at which they are expected to reverse in the future, which is generally 21%. The rate reduction would generally take effect on January 1, 2018. Consequently, any changes in the US corporate income tax rate will impact the carrying value of our deferred tax assets. Under the new corporate income tax rate of 21%, U.S. federal and state deferred tax assets will decrease by approximately $28.0 million and the valuation allowance will decrease by approximately $28.0 million. Due to the valuation allowance on the deferred tax assets, the provisional amount recorded related to the remeasurement was zero.

        The SEC staff issued SAB 118, which provides guidance on accounting for the tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC 740. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Act for which the accounting under ASC 740 is complete. To the extent that a company's accounting for certain income tax effects of the Tax Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the Tax Act.

        Our accounting for the following element of the Tax Act is complete.

        Reduction of U.S. federal corporate tax rate: The Act reduces the corporate tax rate to 21%, effective January 1, 2018. Consequently, we have recorded a decrease to our federal and state deferred tax assets of $28.0 million, with a corresponding net adjustment to valuation allowance of $28.0 million for the year ended December 31, 2017.

TWILIO INC.

Notes to Consolidated Financial Statements (Continued)

14. Income Taxes (Continued)

        Our accounting for the following elements of the Tax Act is incomplete, and we were not yet able to make reasonable estimates of the effects. Therefore, no provisional adjustments were recorded.

        Indefinite reinvestment assertion:    Although the mandatory deemed repatriation tax has removed U.S. federal taxes on distributions to the U.S., the Company continues to evaluate the expected manner of recovery to determine whether or not to continue to assert indefinite reinvestment on a part or all the foreign undistributed earnings. This requires the Company to re-evaluate its reinvestment policies in light of the 2017 Act and calculate the tax cost that is incremental to the deemed repatriation tax, (e.g. foreign withholding, state income taxes of repatriating cash to the U.S. While the provisional tax expense for the year ended December 31, 2017 is based upon an assumption that foreign undistributed earnings are indefinitely reinvested, the Company's plan may change upon the completion of the analysis of the impact of the 2017 Act and completion of the calculation of the incremental tax effects on the repatriation of foreign undistributed earnings. In the event the Company determines not to continue to assert the permanent reinvestment of part or all of foreign undistributed earnings, such a determination could result in the accrual and payment of additional foreign, state and local taxes.

        Global intangible low taxed income (GILTI): The Tax Act creates a new requirement that certain income (i.e., GILTI) earned by controlled foreign corporations (CFCs) must be included currently in the gross income of the CFCs' U.S. shareholder. GILTI is the excess of the shareholder's "net CFC tested income" over the net deemed tangible income return, which is currently defined as the excess of (1) 10% of the aggregate of the U.S. shareholder's pro rata share of the qualified business asset investment of each CFC with respect to which it is a U.S. shareholder over (2) the amount of certain interest expense taken into account in the determination of net CFC-tested income.

        Because of the complexity of the new GILTI tax rules, we are continuing to evaluate this provision of the Tax Act and the application of ASC 740. Under U.S. GAAP, we are allowed to make an accounting policy choice of either (1) treating taxes due on future U.S. inclusions in taxable income related to GILTI as a current-period expense when incurred (the "period cost method") or (2) factoring such amounts into a company's measurement of its deferred taxes (the "deferred method"). Our selection of an accounting policy with respect to the new GILTI tax rules will depend, in part, on analyzing our global income to determine whether we expect to have future U.S. inclusions in taxable income related to GILTI and, if so, what the impact is expected to be. Because whether we expect to have future U.S. inclusions in taxable income related to GILTI depends on not only our current structure and estimated future results of global operations but also our intent and ability to modify our structure and/or our business, we are not yet able to reasonably estimate the effect of this provision of the Tax Act. Therefore, we have not made any adjustments related to potential GILTI tax in our financial statements and have not made a policy decision regarding whether to record deferred taxes on GILTI.

15. Employee Benefit Plan

        The Company sponsors a 401(k) defined contribution plan covering all employees. There were no employer contributions to the plan in the years ended December 31, 2015. The employer contribution to the plan in the year ended December 31, 2017 and 2016 was $1.8 million and $1.1 million, respectively.

TWILIO INC.

Notes to Consolidated Financial Statements (Continued)

16. Transactions With Investors

        In 2015, two of the Company's vendors participated in the Company's Series E convertible preferred stock financing and owned approximately 1.9% and 1.0% , respectively, of the Company's capital stock, on an as-if converted basis, as of December 31, 2017; 2.0% and 1.0%, respectively, of the Company's capital stock, on as-if converted basis, as of December 31, 2016; and 2.5% and 1.2%, respectively, of the Company's outstanding capital stock as of December 31, 2015.

        During the years ended December 31, 2017, 2016 and 2015, the amounts of software services the Company purchased from the first vendor were $20.4 million, $14.5 million and $11.1 million, respectively. The amounts due to this vendor as of December 31, 2017 and 2016 were $0.2 million and none, respectively. The amount due from this vendor as of December 31, 2017 and 2016 were $1.2 million and $0.3 million, respectively. In October 2016, the Company entered into a three-year agreement with this vendor to purchase services for an aggregate purchase commitment amount of $57.7 million over the course of the three-year contractual period.

        The amount of services the Company purchased from the second vendor was $0.8 million in the year ended December 31, 2017, and $0.5 million for each of the years ended December 31, 2016 and 2015. The amounts due to this vendor as of December 31, 2017 and 2016 were insignificant. The amounts due from this vendor as of December 31, 2017 and 2016 were none and $1.0 million, respectively.

***********

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

  (a)
  Evaluation of Disclosure Controls and Procedures

        Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of December 31, 2017, our disclosure controls and procedures were not effective as a result of the material weakness in our internal control over financial reporting related to accounting for capitalized software development costs as described below. Notwithstanding the foregoing, our management has concluded that the consolidated financial statements included in this Annual Report on Form 10-K fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in this Annual Report on Form 10-K in conformity with GAAP.

  (b)
  Management's Annual Report on Internal Control Over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting is a process designed under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

        A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

        Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer and oversight of the board of directors, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2017 based upon the framework in "Internal Control—Integrated Framework (2013)" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, management concluded that our internal control over financial reporting was not effective due to the material weakness in controls related to the accounting for capitalized software described below.

        The Company did not obtain or generate sufficient relevant quality information to support the design and functioning of control activities over the accounting for capitalized software development costs. Specifically, the Company's process level control over internal use software development costs did not effectively track and categorize software development costs incurred during the application development stage to quantify amounts that should be capitalized as a long-lived asset, rather than expensed as research and development expenses. Additionally, the review control of the capitalized software development costs was not operating at a sufficient level of precision to identify potential material misstatements.

        These control deficiencies did not result in a material misstatement to the Company's research and development expenses and long-lived assets as of and for the year ended December 31, 2017. These control deficiencies create a reasonable possibility that a material misstatement in the annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

        KPMG, LLP, an independent registered public accounting firm, has audited the consolidated financial statements included in this Annual Report on Form 10-K and, as part of the audit, has issued an adverse opinion on the effectiveness of our internal control over financial reporting as of December 31, 2017, which is included on page 86 in this Form 10-K.

  (c)
  Changes in Internal Control

        Except for the material weakness discussed above, there were no changes in our internal control over financial reporting in connection with the evaluation required by Rules 13a-15 (d) and 15d-15 (d) of the Exchange Act that occurred during the quarter ended December 31, 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

  (d)
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

  (e)
  Plan for Remediation of a Material Weakness in Internal Control over Accounting for Capitalized Software

        Our management will strengthen the design of control activities around the determination of software development costs that meet the criteria for capitalization, including guidelines for how to conduct and document management reviews of conclusions over software development activities that are to be capitalized and will establish controls to obtain or generate relevant, quality information to support the functioning of these control activities.

        These actions are subject to ongoing review by our management, as well as oversight by our board of directors. Although we plan to complete this remediation process as quickly as possible, we cannot, at this time, estimate when such remediation may occur, and our initiatives may not prove successful in remediating this material weakness.

Item 9B.    Other Information

        Not applicable.

Part III

Item 10.    Directors, Executive Officers and Corporate Governance

        The information required by this item is incorporated by reference to our Proxy Statement relating to our 2018 Annual Meeting of Stockholders. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2017.

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

Item 11.    Executive Compensation

        The information required by this item is incorporated by reference to our Proxy Statement relating to our 2018 Annual Meeting of Stockholders. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2017.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information required by this item is incorporated by reference to our Proxy Statement relating to our 2018 Annual Meeting of Stockholders. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2017.

Item 13.    Certain Relationships and Related Transactions and Director Independence

        The information required by this item is incorporated by reference to our Proxy Statement relating to our 2018 Annual Meeting of Stockholders. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2017.

Item 14.    Principal Accountant Fees and Services

        The information required by this item is incorporated by reference to our Proxy Statement relating to our 2018 Annual Meeting of Stockholders. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2017.

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

  3.
  Exhibits

          The exhibits listed below are filed as part of this Annual Report on Form 10-K or are incorporated herein by reference, in each case as indicated below.

EXHIBIT INDEX

			Incorporated by Reference
Exhibit Number
		Description	Form	File No.	Exhibit	Filing Date
3.1		Amended and Restated Certificate of Incorporation of Twilio Inc.	S-1A	333-211634	3.1	June 13, 2016

3.2		Amended and Restated Bylaws of Twilio Inc.	S-1A	333-211634	3.3	June 13, 2016

4.1		Form of Class A common stock certificate of Twilio Inc.	S-1	333-211634	4.1	May 26, 2016

4.2		Amended and Restated Investors' Rights Agreement, dated April 24, 2015, between Twilio Inc. and certain of its stockholders	S-1	333-211634	4.2	May 26, 2016

10.1	*	Form of Indemnification Agreement	S-1A	333-211634	10.1	June 13, 2016

10.2	*	Twilio Inc. 2008 Stock Option Plan, as amended and restated, and forms of Stock Options Agreement and form of Stock Option Grant Notice	S-1	333-211634	10.2	May 26, 2016

10.3	*	Twilio Inc 2016 Stock Option and Incentive Plan, and forms of Agreements thereunder	S-1	333-211634	10.3	May 26, 2016

10.4		Office Lease, dated January 8, 2016, as amended January 8, 2016, between Twilio Inc. and Bay Area Headquarters Authority	S-1	333-211634	10.6	May 26, 2016

10.5*		Twilio Inc. 2016 Employee Stock Purchase Plan	S-1	333-211634	10.8	May 26, 2016

10.6	*	Offer letter with George Hu, dated February 28, 2017	8-K	001-37806	10.1	March 3, 2017

10.7	*	Amended and Restated Executive Severance Plan, dated June 12, 2017	10-Q	001-37806	10.1	August 11, 2017

21.1		List of subsidiaries of the Registrant				Filed herewith

23.1		Consent of KPMG, LLP, Independent Registered Public Accounting Firm				Filed herewith

31.1		Certification of the Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				Filed herewith

31.2		Certification of the Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				Filed herewith

Incorporated by Reference
Exhibit Number
		Description	Form	File No.	Exhibit	Filing Date

32.1	**	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				Furnished herewith

101.INS		XBRL Instance Document.				Filed herewith

101.SCH		XBRL Taxonomy Extension Schema Document.				Filed herewith

101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document.				Filed herewith

101.DEF		XBRL Taxonomy Extension Definition Linkbase Document.				Filed herewith

101.LAB		XBRL Taxonomy Extension Label Linkbase Document.				Filed herewith

101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document.				Filed herewith

*
Indicates a management contract or compensatory plan or arrangement.

**
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

Twilio Inc.

Date: March 1, 2018	/s/ JEFFREY LAWSON Jeffrey Lawson Director and Chief Executive Officer (Principal Executive Officer)
Date: March 1, 2018	/s/ LEE KIRKPATRICK Lee Kirkpatrick Chief Financial Officer (Principal Accounting and Financial Officer)
Date: March 1, 2018	/s/ RICHARD DALZELL Richard Dalzell Director
Date: March 1, 2018	/s/ BYRON DEETER Byron Deeter Director
Date: March 1, 2018	/s/ ELENA DONIO Elena Donio Director
Date: March 1, 2018	/s/ JAMES MCGEEVER James McGeever Director
Date: March 1, 2018	/s/ ERIKA ROTTENBERG Erika Rottenberg Director
Date: March 1, 2018	/s/ JEFF EPSTEIN Jeff Epstein Director