Form 10-Q
period 2018-03-31
TWILIO INC
filed 2018-05-10
CIK 1447669

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934

For the quarterly period ended March 31, 2018

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

As of April 30, 2018, 71,849,359 shares of the registrant’s Class A common stock and 23,926,240 shares of registrant’s Class B common stock were outstanding.

TWILIO INC.

Quarterly Report on Form 10-Q

For the Three Months Ended March 31, 2018

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

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

You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations and prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors described in Part II, Item 1A, “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. We cannot assure you that the results, events and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

TWILIO INC.

Condensed Consolidated Balance Sheets

(In thousands)

(Unaudited)

	As of March 31,	As of December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$117,737	$115,286
Short-term marketable securities	190,271	175,587
Accounts receivable, net	57,310	43,113
Prepaid expenses and other current assets	16,791	19,279
Total current assets	382,109	353,265
Restricted cash	5,502	5,502
Property and equipment, net	53,694	50,541
Intangible assets, net	18,981	20,064
Goodwill	18,269	17,851
Other long-term assets	4,240	2,559
Total assets	$482,795	$449,782
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$17,924	$11,116
Accrued expenses and other current liabilities	76,595	53,614
Customer deposits	7,442	—
Deferred revenue	7,343	13,797
Total current liabilities	109,304	78,527
Long-term liabilities	10,951	11,409
Total liabilities	120,255	89,936
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock	—	—
Class A and Class B common stock	95	94
Additional paid-in capital	633,460	608,165
Accumulated other comprehensive income	2,439	2,025
Accumulated deficit	(273,454)	(250,438)
Total stockholders’ equity	362,540	359,846
Total liabilities and stockholders’ equity	$482,795	$449,782

See accompanying notes to condensed consolidated financial statements.

TWILIO INC.

Condensed Consolidated Statements of Operations

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2018	2017
Revenue	$129,116	$87,372
Cost of revenue	59,582	37,286
Gross profit	69,534	50,086
Operating expenses:
Research and development	37,576	26,522
Sales and marketing	32,822	21,116
General and administrative	23,393	17,203
Total operating expenses	93,791	64,841
Loss from operations	(24,257)	(14,755)
Other income (expenses), net	665	498
Loss before (provision) benefit for income taxes	(23,592)	(14,257)
(Provision) benefit for income taxes	(137)	30
Net loss attributable to common stockholders	$(23,729)	$(14,227)
Net loss per share attributable to common stockholders, basic and diluted	$(0.25)	$(0.16)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	94,673,557	88,612,804

See accompanying notes to condensed consolidated financial statements.

TWILIO INC.

Condensed Consolidated Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2018	2017
Net loss	$(23,729)	$(14,227)
Other comprehensive income (loss):
Unrealized loss on marketable securities	(317)	(88)
Foreign currency translation	731	(102)
Total other comprehensive income (loss)	414	(190)
Comprehensive loss attributable to common stockholders	$(23,315)	$(14,417)

See accompanying notes to condensed consolidated financial statements.

TWILIO INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2018	2017
		As Adjusted
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(23,729)	$(14,227)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	5,631	3,955
Amortization of bond premium	28	63
Stock-based compensation	17,540	9,385
Provision for doubtful accounts	375	72
Write-off of internal-use software	182	26
Gain on lease termination	—	(295)
Changes in operating assets and liabilities:
Accounts receivable	(14,612)	(1,950)
Prepaid expenses and other current assets	2,512	(972)
Other long-term assets	(1,169)	(178)
Accounts payable	6,703	149
Accrued expenses and other current liabilities	22,789	5,221
Customer deposits	7,441	—
Deferred revenue	(6,256)	885
Long-term liabilities	(499)	306
Net cash provided by operating activities	16,936	2,440
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	(42,693)	(170,769)
Maturities of marketable securities	27,600	—
Capitalized software development costs	(4,795)	(3,649)
Purchases of property and equipment	(940)	(4,971)
Purchases of intangible assets	(112)	(8)
Acquisition, net of cash acquired	—	(22,621)
Net cash used in investing activities	(20,940)	(202,018)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of costs related to public offerings	—	(238)
Proceeds from exercises of stock options	6,678	12,735
Value of equity awards withheld for tax liabilities	(371)	(155)
Net cash provided by financing activities	6,307	12,342
Effect of exchange rate changes on cash, cash equivalents and restricted cash	148	11
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	2,451	(187,225)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—Beginning of period	120,788	314,280
CASH, CASH EQUIVALENTS AND RESTRICTED CASH —End of period	$123,239	$127,055
Cash paid for income taxes	$18	$42
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Purchases of property, equipment and intangible assets, accrued but not paid	$473	$1,184
Stock-based compensation capitalized in software development costs	$1,428	$709
Costs related to public offerings, accrued but not paid	$—	$192

See accompanying notes to condensed consolidated financial statements.

TWILIO INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Organization and Description of Business

Twilio Inc. (the “Company”) was incorporated in the state of Delaware on March 13, 2008. The Company is the leader in the Cloud Communications Platform category and enables developers to build, scale and operate real-time communications within their software applications via simple-to-use Application Programming Interfaces (“API”). The power, flexibility, and reliability offered by the Company’s software building blocks empower entities of virtually every shape and size to build world-class engagement into their customer experience.

The Company’s headquarters are located in San Francisco, California and the Company has subsidiaries in the United Kingdom, Estonia, Ireland, Colombia, Germany, Hong Kong, Singapore, Bermuda, Spain, Sweden and Australia.

2. Summary of Significant Accounting Policies

(a)                                 Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K filed with the SEC on March 1, 2018 (“Annual Report”).

The condensed consolidated balance sheet as of December 31, 2017, included herein, was derived from the audited financial statements as of that date, but may not include all disclosures including certain notes required by U.S. GAAP on an annual reporting basis.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, comprehensive loss and cash flows for the interim periods, but are not necessarily indicative of the results of operations to be anticipated for the full year 2018 or any future period.

(b)                                 Principles of Consolidation

The condensed consolidated financial statements include the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

(c)                                  Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates are used for, but not limited to, revenue allowances and returns; recoverability of long-lived and intangible assets; capitalization and useful life of the Company’s capitalized internal-use software development costs; fair value of acquired intangible assets and goodwill; accruals and contingencies. Estimates are based on historical experience and on various assumptions that the Company believes are reasonable under current circumstances. However, future events are subject to change and best estimates and judgments may require further adjustments; therefore, actual results could differ materially from those estimates. Management periodically evaluates such estimates and they are adjusted prospectively based upon such periodic evaluation.

(d)                                 Concentration of Credit Risk

Financial instruments that potentially expose the Company to a concentration of credit risk consist primarily of cash, cash equivalents, marketable securities, restricted cash and accounts receivable. The Company maintains cash, cash equivalents, marketable securities and restricted cash with financial institutions that management believes are financially sound and have minimal credit risk exposure although the balances will exceed insured limits.

The Company sells its services to a wide variety of customers. If the financial condition or results of operations of any significant customers deteriorate substantially, operating results could be adversely affected. To reduce credit risk, management performs ongoing credit evaluations of the financial condition of significant customers. The Company does not require collateral from its credit customers and maintains reserves for estimated credit losses on customer accounts when considered necessary. Actual credit losses may differ from the Company’s estimates. During the three months ended March 31, 2018, there was no customer organization that accounted for more than 10% of the Company’s total revenue. During the three months ended March 31, 2017, one customer organization represented approximately 12% of the Company’s total revenue.

As of March 31, 2018, one customer organization represented 16% of the Company’s gross accounts receivable, and as of December 31, 2017, no customer organization represented more than 10% of the Company’s gross accounts receivable.

(e)                                  Significant Accounting Policies

Effective January 1, 2018, the Company adopted Accounting Standards Codification (“ASC”) 606, “Revenue from Contracts with Customers”, which replaced the existing revenue recognition guidance, ASC 605, and outlines a single set of comprehensive principles for recognizing revenue under U.S. GAAP. Among other things, ASC 606 requires entities to assess the products or services promised in contracts with customers at contract inception to determine the appropriate unit at which to record revenue, which is referred to as a performance obligation. Revenue is recognized when control of the promised products or services is transferred to customers at an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those products or services.

The Company adopted ASC 606 using the modified retrospective method with cumulative catch-up adjustment to the opening retained earnings as of January 1, 2018. Results for reporting periods beginning after December 31, 2017 are presented under ASC 606, while prior period amounts are not adjusted and continue to be reported in accordance with the Company’s historical accounting policies prior to adoption. In adopting the standard, the Company elected to apply the new guidance only to those contracts which were not completed as of the date of the adoption.

The impact of adopting the new standard on the Company’s consolidated financial statements was insignificant. The Company recorded a net cumulative catch-up adjustment to the beginning retained earnings as of January 1, 2018, of $0.7 million.

The primary impact relates to the deferral of incremental commission costs of obtaining new contracts. Under ASC 605, the Company deferred only direct and incremental commission costs to obtain a contract and amortized those costs on a straight-line basis over the term of the related subscription contract. Under the new standard, the Company defers all incremental commission costs to obtain the contract and amortizes these costs on a straight-line basis over the expected term of benefit of the underlying asset, which was determined to be five years.

The impact on the Company’s revenue recognition policies was insignificant. Prior to the adoption of ASC 606, the Company recognized the majority of its revenue according to the usage by its customers in the period in which that usage occurred. ASC 606 continues to support the recognition of revenue over time, and on a usage basis, for the majority of the Company’s contracts due to continuous transfer of control to the customer. The impact on the Company’s balance sheet presentation includes presenting customer refundable prepayments as customer deposit liabilities, whereas under ASC 605 these were included in deferred revenues.

There was not a significant tax impact to the Company’s consolidated statements of operations and consolidated balance sheet relating to the adoption of the new standard as there is a full valuation allowance due to the Company’s history of continued losses.

Revenue Recognition

Revenue is recognized upon transfer of control of promised products or services to customers in an amount that reflects the consideration the Company expects to receive in exchange for those products or services. The Company enters into contracts that can include various combinations of products and services, which are generally capable of being distinct and accounted for as separate performance obligations. Revenue is recognized net of allowances for credits and any taxes collected from customers, which are subsequently remitted to governmental authorities.

The Company determines revenue recognition through the following steps:

•                  Identification of the contract, or contracts, with a customer

•                  Identification of the performance obligations in the contract

•                  Determination of the transaction price

•                  Allocation of the transaction price to the performance obligations in the contract

•                  Recognition of revenue when, or as, the Company satisfies a performance obligation

Nature of Products and Services

The Company’s revenue is primarily derived from usage-based fees earned from customers accessing the Company’s enterprise cloud computing services. Platform access is considered a monthly series comprising one performance obligation and usage-based fees are recognized as revenue in the period in which the usage occurs. In the three months ended March 31, 2018 and 2017, the revenue from usage-based fees represented 84% and 83% of total revenue, respectively.

Subscription-based fees are derived from certain term-based contracts, such as with the sales of short codes and support. Term-based contracts revenue is recognized on a ratable basis over the contractual term of the arrangement beginning on the date that the service is made available to the customer. In the three months ended March 31, 2018 and 2017, the revenue from term-based fees represented 16% and 17% of total revenue, respectively.

No significant judgments are required in determining whether products and services are considered distinct performance obligations and should be accounted for separately versus together, or to determine the stand-alone selling price (“SSP”).

Refer to Note 9, Revenue by Geographic Area, for additional disaggregation.

The Company’s arrangements do not contain general rights of return. However, credits may be issued on a case-by-case basis. The contracts do not provide customers with the right to take possession of the software supporting the applications. Amounts that have been invoiced are recorded in accounts receivable and in revenue or deferred revenue depending on whether the revenue recognition criteria have been met.

The reserve for sales credits is included in accounts receivable and is calculated based on historical trends and any specific risks identified in processing transactions. Changes in the reserve are recorded against revenue.

Deferred Revenue and Customer Deposits

Deferred revenue is recorded when cash payments are received in advance of future usage on non-cancellable contracts. Customer refundable prepayments are recorded as customer deposits. During the three months ended March 31, 2018, the Company recognized $3.6 million of revenue that was included in the deferred revenue balance, as adjusted for ASC 606 at the beginning of the period.

Deferred Sales Commissions

The Company records an asset for the incremental costs of obtaining a contract with a customer, for example, sales commissions that are earned upon execution of contracts. The Company uses the portfolio method to recognize the amortization expense related to these capitalized costs related to initial contracts, upsells and renewals and such expense is recognized over the estimated period of benefit of the capitalized commissions, which is determined to be five years. Total net capitalized costs as of March 31, 2018 were $4.1 million and are included in prepaid expenses and other current assets and other long-term assets in the accompanying condensed consolidated balance sheet. Amortization of these assets was $0.2 million during the three months ended March 31, 2018 and is included in sales and marketing expense in the accompanying condensed consolidated statement of operations.

Other than adoption of ASC 606, there were no changes to our significant accounting policies as described in our Annual Report.

(f)                                    Restricted Cash

In November 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-18, “Statement of Cash Flows (Topic 230) — Restricted Cash”. This standard provides guidance on the presentation of restricted cash and restricted cash equivalents in the statement of cash flows. Restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period amounts shown on the statements of cash flows. The amendments of this ASU should be applied using a retrospective transition method and are effective for reporting periods beginning after December 15, 2017. The Company adopted ASU 2016-18 in the first quarter of 2018 and applied the guidance retrospectively to the prior period’s condensed consolidated statement of cash flows with the following impact (in thousands):

	Three Months Ended March 31, 2017
	As Originally Reported	As Adjusted
Cash, cash equivalents and restricted cash — beginning of period	$305,665	$314,280
Cash, cash equivalents and restricted cash — end of period	$118,440	$127,055

Other than the revised statement of cash flows presentation of restricted cash, the adoption of ASU 2016-18 did not have an impact on the Company’s financial position and results of operations.

(g)           Recently Issued Accounting Guidance, Not yet Adopted

In January 2017, the FASB issued ASU 2017-04, “Simplifying the Test for Goodwill Impairment”, which removes the second step of the goodwill impairment test that requires a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. This guidance is effective prospectively for interim and annual reporting periods beginning after December 15, 2019. The Company will adopt this guidance upon its effective date. The Company does not expect the adoption of this guidance to have a material impact on the Company’s financial position, results of operations or cash flows.

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments—Credit Losses: Measurement of Credit Losses on Financial Instruments”, which changes the impairment model for most financial assets. The new model uses a forward-looking expected loss method, which will generally result in earlier recognition of allowances for losses. ASU 2016-13 is effective for annual and interim periods beginning after December 15, 2019 and early adoption is permitted for annual and interim periods beginning after December 15, 2018. The Company is evaluating the impact of this guidance on its consolidated financial statements and related disclosures.

In February 2016, the FASB issued ASU No. 2016-02, “Leases.” The standard will affect all entities that lease assets and will require lessees to recognize a lease liability and a right-of-use asset for all leases (except for short-term leases that have a duration of less than one year) as of the date on which the lessor makes the underlying asset available to the lessee. For lessors, accounting for leases is substantially the same as in prior periods. For public companies, the new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. For leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, lessees and lessors must apply a modified retrospective transition approach. While the Company expects the adoption of this standard to result in an increase to the reported assets and liabilities, the Company has not yet determined the full impact that the adoption of this standard will have on its consolidated financial statements and related disclosures.

3. Fair Value Measurements

The following tables provide the financial assets measured at fair value on a recurring basis as of March 31, 2018 and December 31, 2017 (in thousands):

	Amortized Cost or Carrying	Gross Unrealized	Gross Unrealized Losses Less Than	Gross Unrealized Losses More Than	Fair Value Hierarchy as of March 31, 2018			Aggregate
	Value	Gains	12 Months	12 Months	Level 1	Level 2	Level 3	Fair Value
Financial Assets:
Cash and cash equivalents:
Money market funds	$93,103	$—	$—	$—	$93,103	$—	$—	$93,103
Total included in cash and cash equivalents	93,103	—	—	—	93,103	—	—	93,103
Marketable securities:
U.S. Treasury securities	59,973	—	(127)	(73)	59,773	—	—	59,773
Corporate debt securities	131,213	—	(715)	—	—	130,498	—	130,498
Total marketable securities	191,186	—	(842)	(73)	59,773	130,498	—	190,271
Total financial assets	$284,289	$—	$(842)	$(73)	$152,876	$130,498	—	$283,374

	Amortized Cost or Carrying	Gross Unrealized	Gross Unrealized Losses Less Than	Gross Unrealized Losses More Than	Fair Value Hierarchy as of December 31, 2017			Aggregate
	Value	Gains	12 Months	12 Months	Level 1	Level 2	Level 3	Fair Value
Financial Assets:
Cash and cash equivalents:
Money market funds	$95,432	$—	$—	$—	$95,432	$—	$—	$95,432
Total included in cash and cash equivalents	95,432	—	—	—	95,432	—	—	95,432
Marketable securities:
U.S. Treasury securities	59,962	—	(216)	—	59,746	—	—	59,746
Corporate debt securities	116,223	—	(382)	—	—	115,841	—	115,841
Total marketable securities	176,185	—	(598)	—	59,746	115,841	—	175,587
Total financial assets	$271,617	$—	$(598)	$—	$155,178	$115,841	$—	$271,019

As the Company views these securities as available to support current operations, it has classified all available for sale securities as short-term. As of March 31, 2018, for fixed income securities that were in unrealized loss positions, the Company has determined that (i) it does not have the intent to sell any of these investments, and (ii) it is not more likely than not that it will be required to sell any of these investments before recovery of the entire amortized cost basis. In addition, as of March 31, 2018, the Company anticipates that it will recover the entire amortized cost basis of such fixed income securities and has determined that no other-than-temporary impairments associated with credit losses were required to be recognized during the three month ended March 31, 2018. Interest earned on marketable securities in the three months ended March 31, 2018 and 2017, was $0.7 million and $0.5 million, respectively, and is recorded as other income (expense), net, in the accompanying condensed consolidated statements of operations.

The following table summarizes the contractual maturities of marketable securities as of March 31, 2018 and December 31, 2017 (in thousands):

	March 31, 2018		December 31, 2017
	Amortized Cost	Aggregate Fair Value	Amortized Cost	Aggregate Fair Value
Financial Assets:
Less than one year	$147,714	$147,156	$108,584	$108,360
One to two years	43,472	43,115	67,601	67,227
Total	$191,186	$190,271	$176,185	$175,587

4. Property and Equipment

Property and equipment consisted of the following (in thousands):

	As of March 31,	As of December 31,
	2018	2017
Capitalized internal-use software development costs	$55,328	$49,177
Leasehold improvements	14,422	14,246
Office equipment	10,410	9,652
Furniture and fixtures	2,108	1,976
Software	1,765	1,675
Total property and equipment	84,033	76,726
Less: accumulated depreciation and amortization	(30,339)	(26,185)
Total property and equipment, net	$53,694	$50,541

Depreciation and amortization expense was $4.2 million and $2.8 million for the three months ended March 31, 2018 and 2017, respectively.

The Company capitalized $6.4 million and $4.3 million in internal-use software development costs in the three months ended March 31, 2018 and 2017, respectively, of which $1.4 million and $0.7 million, respectively, was stock-based compensation expense. Amortization of capitalized software development costs was $2.7 million and $1.8 million in the three months ended March 31, 2018 and 2017, respectively.

5. Business Combinations

In February 2017, the Company completed its acquisition of Beepsend AB, a messaging provider based in Sweden, specializing in messaging and SMS solutions, for a total purchase price of $23.0 million, paid in cash, of which $5.0 million was held in escrow with a term of 18 months.

Additionally, the Company deposited $2.0 million into a separate escrow that was conditioned upon future service conditions and was recorded ratably into the compensation expense as the services were rendered. As of March 31, 2018, the remaining balance in the escrow was $0.3 million.

The acquisition was accounted for as a business combination and the total purchase price was allocated to the net tangible and intangible assets and liabilities based on their fair values on the acquisition date and the excess was recorded as goodwill. The acquired entity’s results of operations have been included in the condensed consolidated financial statements of the Company from the date of acquisition.

The following table presents the purchase price allocation, as adjusted, recorded in the Company’s condensed consolidated balance sheet as of March 31, 2017 (in thousands):

Total
Net tangible liabilities	$(3,575)
Goodwill(1)	12,837
Intangible assets(2)	13,700
Total purchase price	$22,962

(1)                                     The goodwill is primarily attributable to the future cash flows to be realized from the acquired technology platform, existing customer and supplier relationships as well as operational synergies. Goodwill is deductible for tax purposes.

(2)                                     Identifiable finite-lived intangible assets were comprised of the following (in thousands):

	Total	Estimated life (in years)
Developed technology	$5,000	4
Customer relationships	6,100	7 - 8
Supplier relationships	2,600	5
Total intangible assets acquired	$13,700

The Company acquired a net deferred tax liability of $2.6 million in this business combination that is included in long-term liabilities in the accompanying condensed consolidated balance sheets.

The estimated fair value of the intangible assets acquired was determined by the Company, and the Company considered or relied in part upon a valuation report of a third-party expert. The Company used income approaches to estimate the fair values of the identifiable intangible assets.

The Company incurred costs related to this acquisition of $0.7 million, of which $0.3 million and $0.4 million were incurred during fiscal years 2017 and 2016, respectively. All acquisition-related costs were expensed as incurred and have been recorded in general and administrative expenses in the accompanying condensed consolidated statements of operations.

Pro forma results of operations for this acquisition are not presented as the financial impact to the Company’s condensed consolidated financial statements is immaterial.

6. Goodwill and Intangible Assets

Goodwill

Goodwill balance as of March 31, 2018 and December 31, 2017 was as follows (in thousands):

Total
Balance as of December 31, 2017	$17,851
Effect of exchange rate	418
Balance as of March 31, 2018	$18,269

Intangible assets

Intangible assets consisted of the following (in thousands):

	As of March 31, 2018
	Gross	Accumulated Amortization	Net
Amortizable intangible assets:
Developed technology	$15,040	$(6,529)	$8,511
Customer relationships	7,280	(1,229)	6,051
Supplier relationships	2,932	(631)	2,301
Trade name	60	(60)	—
Patent	1,947	(124)	1,823
Total amortizable intangible assets	27,259	(8,573)	18,686
Non-amortizable intangible assets:
Domain names	32	—	32
Trademarks	263	—	263
Total	$27,554	$(8,573)	$18,981

	As of December 31, 2017
	Gross	Accumulated Amortization	Net
Amortizable intangible assets:
Developed technology	$14,941	$(5,476)	$9,465
Customer relationships	7,159	(1,006)	6,153
Supplier relationships	2,881	(500)	2,381
Trade name	60	(60)	—
Patent	1,878	(108)	1,770
Total amortizable intangible assets	26,919	(7,150)	19,769
Non-amortizable intangible assets:
Domain names	32	—	32
Trademarks	263	—	263
Total	$27,214	$(7,150)	$20,064

Amortization expense was $1.4 million and $1.2 million for the three months ended March 31, 2018 and December 31, 2017, respectively.

Total estimated future amortization expense was as follows (in thousands):

As of March 31, 2018
2018 (remaining nine months)	$5,646
2019	5,088
2020	2,658
2021	1,525
2022	929
Thereafter	2,840
Total	$18,686

7. Accrued Expenses and Other Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	As of March 31,	As of December 31,
	2018	2017
Accrued payroll and related	$10,042	$4,898
Accrued bonus and commission	5,721	4,777
Accrued cost of revenue	18,690	10,876
Sales and other taxes payable	21,227	20,877
ESPP contributions	3,345	1,338
Deferred rent	1,179	1,048
Accrued other expense	16,391	9,800
Total accrued expenses and other current liabilities	$76,595	$53,614

Long-term liabilities consisted of the following (in thousands):

	As of March 31,	As of December 31,
	2018	2017
Deferred rent	$8,217	$8,480
Deferred tax liability, net	2,262	2,452
Accrued other expense	472	477
Total long-term liabilities	$10,951	$11,409

8. Supplemental Balance Sheet Information

A roll-forward of the Company’s reserves for the three months ended March 31, 2018 and 2017 is as follows (in thousands):

(a)                                 Allowance for doubtful accounts:

	Three Months Ended March 31,
	2018	2017
Balance, beginning of period	$1,033	$1,076
Additions	375	72
Write-offs	(4)	(378)
Balance, end of period	$1,404	$770

b)                                     Sales credit reserve:

	Three Months Ended March 31,
	2018	2017
Balance, beginning of period	$1,761	$544
Additions	1,107	551
Deductions against reserve	(1,166)	(277)
Balance, end of period	$1,702	$818

9. Revenue by Geographic Area

Revenue by geographic area is based on the IP address at the time of registration. The following table sets forth revenue by geographic area (dollars in thousands):

	Three Months Ended March 31,
	2018	2017
Revenue by geographic area:
United States	$98,635	$70,098
International	30,481	17,274
Total	$129,116	$87,372
Percentage of revenue by geographic area:
United States	76%	80%
International	24%	20%

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

Rent expense was $2.1 million and $1.9 million for the three months ended March 31, 2018 and 2017, respectively.

Future minimum lease payments under non-cancelable operating leases were as follows (in thousands):

Year Ending December 31:	As of March 31, 2018
2018 (remaining nine months)	$6,607
2019	7,952
2020	7,112
2021	7,033
2022	5,864
Thereafter	10,189
Total minimum lease payments	$44,757

Additionally, in the three months ended March 31, 2018, the Company entered into a 22 month non-cancellable agreement with a cloud services vendor for a total commitment of $4.5 million. Except for this new commitment, there have been no material changes to the Company’s principle commitments described in the Company’s most recent Annual Report.

(b)                                 Legal Matters

On April 30, 2015, Telesign Corporation, or Telesign, filed a lawsuit against the Company in the United States District Court, Central District of California (“Telesign I”). Telesign alleges that the Company is infringing three U.S. patents that it holds: U.S. Patent No. 8,462,920 (“920”), U.S. Patent No. 8,687,038 (“038”) and U.S. Patent No. 7,945,034 (“034”). The patent infringement allegations in the lawsuit relate to the Company’s Account Security products, its two-factor authentication use case and an API tool to find information about a phone number. The Company petitioned the U.S. Patent and Trademark Office (“U.S. PTO”) for inter partes review of the patents at issue. On July 8, 2016, the PTO denied the Company’s petition for inter partes review of the ‘920 and ‘038 patents, and on June 26, 2017, it upheld the patentability of the ‘034 patent.

On March 28, 2016, Telesign filed a second lawsuit against the Company in the United States District Court, Central District of California (“Telesign II”), alleging infringement of U.S. Patent No. 9,300,792 (‘792”) held by Telesign. The ‘792 patent is in the same patent family as the ‘920 and ‘038 patents asserted in Telesign I. On March 8, 2017, in response to a petition by the Company, the PTO issued an order instituting the inter partes review for the ‘792 patent. On March 6, 2018, the PTO found all claims challenged by Twilio in the inter partes review unpatentable. On March 15, 2017, Twilio filed a motion to consolidate and stay related cases pending the conclusion of the ‘792 patent inter partes review, which the court granted. The Central District of California court lifted the stay on April 13, 2018. With respect to each of the patents asserted in the now-consolidated Telesign I and Telesign II cases, the complaints seek, among other things, to enjoin the Company from allegedly infringing the patents, along with damages for lost profits. The Telesign I/II litigation is currently ongoing.

On December 1, 2016, the Company filed a patent infringement lawsuit against Telesign in the United States District Court, Northern District of California, alleging indirect infringement of United States Patent No. 8,306,021 (“021”), United States Patent No. 8,837,465 (“465”), United States Patent No. 8,755,376 (“376”), United States Patent No. 8,736,051 (“051”), United States Patent No. 8,737,962 (“962”), United States Patent No. 9,270,833 (“833”), and United States Patent No. 9,226,217 (“217”). Telesign filed a motion to dismiss the complaint on January 25, 2017. In two orders, issued on March 31, 2017 and April 17, 2017, the Court granted Telesign’s motion to dismiss with respect to the ‘962, ‘833, ‘051 and ‘217 patents, but denied Telesign’s motion to dismiss as to the ‘021, ‘465 and ‘376 patents. On August 23, 2017, Telesign petitioned the U.S. Patent and Trademark Office (“U.S. PTO”) for inter partes review of the ‘021, ‘465, and ‘376 patents. On March 9, 2018, the PTO denied Telesign’s petition for inter partes review of the ‘021 patent and granted Telesign’s petitions for inter partes review of the ‘465 and ‘376 patents.  The Northern District of California litigation is currently stayed pending resolution of the inter partes reviews of the ‘465 and ‘376 patents. The Company is seeking a judgment of infringement, a judgment of willful infringement, monetary and injunctive relief, enhanced damages, and an award of costs and expenses against Telesign.

On February 18, 2016, a putative class action complaint was filed in the Alameda County Superior Court in California, entitled Angela Flowers v. Twilio Inc. The complaint alleges that the Company’s products permit the interception, recording and disclosure of communications at a customer’s request and are in violation of the California Invasion of Privacy Act. The complaint seeks injunctive relief as well as monetary damages. On May 27, 2016, the Company filed a demurrer to the complaint. On August 2, 2016, the court issued an order denying the demurrer in part and granted it in part, with leave to amend by August 18, 2016 to address any claims under California’s Unfair Competition Law. The plaintiff opted not to amend the complaint. Following a period of discovery, the plaintiff filed a motion for class certification on September 20, 2017. On January 2, 2018, the court issued an order granting in part and denying in part the plaintiff’s class certification motion. The court certified two classes of individuals who, during specified time periods, allegedly sent or received certain communications involving the accounts of three of the Company’s customers that were recorded. The court has not yet finalized a schedule for notice to potential class members, additional discovery, summary judgment motions, or trial.

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

Legal fees and other costs related to litigation and other legal proceedings are expensed as incurred and are included in general and administrative expenses in the accompanying condensed consolidated statements of operations.

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

As of March 31, 2018 and December 31, 2017, no amounts were accrued.

(d)                                 Other Taxes

The Company conducts operations in many tax jurisdictions throughout the United States. In many of these jurisdictions, non-income-based taxes, such as sales and use and telecommunications taxes are assessed on the Company’s operations. Prior to March 2017, the Company had not billed nor collected these taxes from its customers and, in accordance with U.S. GAAP, recorded a provision for its tax exposure in these jurisdictions when it was both probable that a liability had been incurred and the amount of the exposure could be reasonably estimated. These estimates included several key assumptions including, but not limited to, the taxability of the Company’s services, the jurisdictions in which its management believes it has nexus, and the sourcing of revenues to those jurisdictions. Starting in March 2017, the Company began collecting these taxes from customers in certain jurisdictions, and since then, has expanded the number of jurisdictions where these taxes are being collected. Effective January 2018, the Company began to collect taxes in one additional jurisdiction and accordingly, the Company is no longer recording a provision for its exposure in that jurisdiction. The Company expects to continue to expand the number of jurisdictions where these taxes will be collected in the future. Simultaneously, the Company was and continues to be in discussions with certain states regarding its prior state sales and other taxes, if any, that the Company may owe.

During 2017, the Company revised its estimates of its tax exposure based on settlements reached with various states indicating that certain revisions to the key assumptions including, but not limited to, the sourcing of revenue and the taxability of the Company’s services were appropriate in the current period. In the year ended December 31, 2017, the total impact of these changes on the net loss attributable to common stockholders was a reduction of $13.4 million. As of March 31, 2018 and December 31, 2017, the liability recorded for these taxes was $21.2 million and $20.9 million, respectively.

In the event other jurisdictions challenge management’s assumptions and analysis, the actual exposure could differ materially from the current estimates.

11. Stockholders’ Equity

(a)                                 Preferred Stock

As of March 31, 2018 and December 31, 2017, the Company had authorized 100,000,000 shares of preferred stock, par value $0.001, of which no shares were issued and outstanding.

(b)           Common Stock

As of March 31, 2018 and December 31, 2017, the Company had authorized 1,000,000,000 shares of Class A common stock and 100,000,000 shares of Class B common stock, each par value $0.001 per share. As of March 31, 2018, 71,748,415 shares of Class A common stock and 23,943,253 shares of Class B common stock were issued and outstanding. As of December 31, 2017, 69,906,550 shares of Class A common stock and 24,063,246 shares of Class B common stock were issued and outstanding.

The Company had reserved shares of common stock for issuance as follows:

	As of March 31,	As of December 31,
	2018	2017
Stock options issued and outstanding	10,392,199	10,710,427
Nonvested restricted stock units issued and outstanding	7,106,203	5,665,459
Class A common stock reserved for Twilio.org	635,014	635,014
Stock-based awards available for grant under 2016 Plan	12,054,291	10,200,189
Class A common stock committed under 2016 ESPP	249,730	235,372
Total	30,437,437	27,446,461

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

2016 Stock Option Plan

The Company’s 2016 Stock Option and Incentive Plan (the “2016 Plan”) became effective on June 21, 2016. The 2016 Plan provides for the grant of ISOs, NSOs, restricted stock, RSUs, stock appreciation rights, unrestricted stock awards, performance share awards, dividend equivalent rights and cash-based awards to employees, directors and consultants of the Company. A total of 11,500,000 shares of the Company’s Class A common stock were initially reserved for issuance under the 2016 Plan. These available shares automatically increase each January 1, beginning on January 1, 2017, by 5% of the number of shares of the Company’s Class A and Class B common stock outstanding on the immediately preceding December 31, or such lesser number of shares as determined by the Company’s compensation committee. On January 1, 2018, the shares available for grant under the 2016 Plan were automatically increased by 4,698,490 shares.

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

2016 Employee Stock Purchase Plan

The Company’s Employee Stock Purchase Plan (“2016 ESPP”) became effective on June 21, 2016. A total of 2,400,000 shares of the Company’s Class A common stock were initially reserved for issuance under the 2016 ESPP. These available shares will automatically increase each January 1, beginning on January 1, 2017, by the lesser of 1,800,000 shares of the common stock, 1% of the number of shares of the Company’s Class A and Class B common stock outstanding on the immediately preceding December 31 or such lesser number of shares as determined by the Company’s compensation committee. On January 1, 2018, the shares available for grant under the 2016 Plan were automatically increased by 939,698 shares.

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

In the three months ended March 31, 2018 and 2017, no shares of Class A common stock were purchased under the 2016 ESPP and 249,730 shares are expected to be purchased in the second quarter of 2018. As of March 31, 2018, total unrecognized compensation cost related to the 2016 ESPP was $0.4 million, which will be amortized over a weighted-average period of 0.1 years.

Stock-based awards activity under the 2008 Plan and 2016 Plan was as follows:

Stock Options

	Number of options outstanding	Weighted- average exercise price (per share)	Weighted- average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Outstanding options as of December 31, 2017	10,155,427	$10.31	7.12	$145,763
Granted	1,003,733	33.01
Exercised	(1,190,387)	5.61
Forfeited and cancelled	(131,574)	8.83
Outstanding options as of March 31, 2018	9,837,199	$13.21	7.34	$245,614
Options vested and exercisable as of March 31, 2018	5,054,924	$7.71	6.37	$154,024

Aggregate intrinsic value represents the difference between the fair value of the Company’s Class A common stock as reported on the New York Stock Exchange and the exercise price of outstanding “in-the-money” options. The aggregate intrinsic value of stock options exercised was $31.1 million and $78.2 million during the three months ended March 31, 2018 and 2017, respectively.

The total estimated grant date fair value of options vested was $7.8 million and $4.1 million during the three months ended March 31, 2018 and 2017, respectively. The weighted-average grant-date fair value of options granted was $15.24 and $13.72 during the three months ended March 31, 2018 and 2017, respectively.

On February 28, 2017, the Company granted a total of 555,000 shares of performance-based stock options in three distinct awards to an employee with grant date fair values of $13.48, $10.26 and $8.41 per share for a total grant value of $5.9 million. The first half of each award vests upon satisfaction of a performance condition and the remainder vests thereafter in equal monthly installments over a 24-month period. The achievement window expires after 4.3 years from the date of grant and the stock options expire seven years after the date of grant. The stock options are amortized over a derived service period, as adjusted, of 3.1 years, 4.6 years and 5.3 years, respectively. The stock options value and the derived service period were estimated using the Monte-Carlo simulation model. The following table summarizes the details of the performance options:

	Number of awards outstanding		Weighted- average exercise price (per share)	Weighted- average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Outstanding options as of December 31, 2017	555,000		$31.72	6.0	$—
Granted	—		—
Exercised	—		—
Forfeited and cancelled	—		—
Outstanding options as of March 31, 2018	555,000		$31.72	5.9	$3,585
Options vested and exercisable as of March 31, 2018	92,500	*	$31.72	5.9	$598

*Vesting of these shares is triggered by the filing of the Company’s Quarterly Report on Form 10-Q.

As of March 31, 2018, total unrecognized compensation cost related to nonvested stock options was $44.5 million, which will be amortized over a weighted-average period of 2.3 years.

Restricted Stock Units

	Number of awards outstanding	Weighted- average grant date fair value (per share)	Aggregate intrinsic value (in thousands)
Nonvested RSUs as of December 31, 2017	5,665,459	$29.29	$133,648
Granted	2,160,719	28.37
Vested	(544,217)	29.32
Forfeited and cancelled	(175,758)	28.69
Nonvested RSUs as of March 31, 2018	7,106,203	$29.02	$271,223

As of March 31, 2018, total unrecognized compensation cost related to nonvested RSUs was $190.9 million, which will be amortized over a weighted-average period of 3.3 years.

Valuation Assumptions

The fair value of employee stock options was estimated on the date of grant using the following assumptions in the Black-Scholes option pricing model:

	Three Months Ended March 31,
	2018	2017
Employee Stock Options
Fair value of common stock	$33.01	$31.72 - $31.96
Expected term (in years)	6.08	6.08
Expected volatility	44.09%	47.56%
Risk-free interest rate	2.74%	2.07%
Dividend rate	0%	0%

The following assumptions were used in the Monte Carlo simulation model to estimate the fair value and the derived service period of the performance options:

Asset volatility	40%
Equity volatility	45%
Discount rate	14%
Stock price at grant date	$31.72

In May 2017, the FASB issued ASU 2017-09, “Compensation-Stock Compensation (Topic 718), Scope of Modification Accounting”, ASU 2017-09 clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as modifications. ASU 2017-09 allows companies to make certain changes to awards, such as vesting conditions, without accounting for them as modifications. It does not change the accounting for modifications. ASU 2017-09 should be applied prospectively to awards modified on or after the adoption date. The Company adopted ASU 2017-09 in the first quarter of 2018. The adoption of this guidance did not have an impact on the Company’s financial position, results of operations or cash flows.

Stock-Based Compensation Expense

The Company recorded total stock-based compensation expense as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
Cost of revenue	$222	$138
Research and development	7,872	4,484
Sales and marketing	3,859	1,995
General and administrative	5,587	2,768
Total	$17,540	$9,385

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

The following table sets forth the calculation of basic and diluted net loss per share attributable to common stockholders during the periods presented (in thousands, except share and per share data):

	Three Months Ended March 31,
	2018	2017
Net loss attributable to common stockholders	$(23,729)	$(14,227)
Weighted-average shares used to compute net loss per share attributable to common stockholders, basic and diluted	94,673,557	88,612,804
Net loss per share attributable to common stockholders, basic and diluted	$(0.25)	$(0.16)

The following outstanding shares of common stock equivalents were excluded from the calculation of the diluted net loss per share attributable to common stockholders because their effect would have been anti-dilutive:

	Three Months Ended March 31,
	2018	2017
Stock options issued and outstanding	10,392,199	13,545,334
Nonvested restricted stock units issued and outstanding	7,106,203	2,692,636
Class A common stock reserved for Twilio.org	635,014	680,397
Class A common stock committed under 2016 ESPP	249,730	594,218
Unvested shares subject to repurchase	767	38,886
Total	18,383,913	17,551,471

14. Transactions With Investors

In 2015, two of the Company’s vendors participated in the Company’s Series E convertible preferred stock financing and owned approximately 1.9% and 1.0%, respectively, of the Company’s capital stock, on an as-if converted basis, as of each of March 31, 2018, and December 31, 2017.

During the three months ended March 31, 2018 and 2017, the amounts of software services the Company purchased from the first vendor were $6.3 million and $4.6 million, respectively. The net amount due to this vendor as of March 31, 2018 was $2.8 million.

The amount of services the Company purchased from the second vendor was $0.2 million and $0.2 million in the three months ended March 31, 2018 and 2017, respectively. The net amount due to this vendor as of March 31, 2018 was insignificant.

15. Income Taxes

In October 2016, the FASB issued ASU 2016-16, ‘‘Intra-Entity Transfers Other Than Inventory’’, which requires entities to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The Company adopted ASU 2016-16 in the first quarter 2018. Adoption of the ASU did not have any impact on the Company’s financial statements.

The Company determines its income tax provision or benefit for interim periods using an estimate of its annual effective tax rate, adjusted for discrete items occurring in the quarter. The primary difference between the Company’s effective tax rate and the federal statutory rate relates to the net operating losses in jurisdictions with a valuation allowance or a zero tax rate.

The Company recorded a (provision) benefit for income taxes of $(0.1) million and $0.03 million for the three months ended March 31, 2018 and 2017, respectively. The provision for income taxes consists primarily of income taxes and withholding taxes in foreign jurisdictions in which the Company conducts business. The Company’s U.S. operations have been in a loss position and the Company maintains a full valuation allowance against its U.S. deferred tax assets.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act makes broad and complex changes to the U.S. tax code including, but not limited to, (1) reducing the U.S. federal corporate tax rate from 35 percent to 21 percent; (2) requiring companies to pay a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries; (3) generally eliminating U.S. federal income taxes on dividends from foreign subsidiaries; (4) requiring a current inclusion in U.S. federal taxable income of certain earnings of controlled foreign corporations; (5) eliminating the corporate alternative minimum tax (“AMT”) and changing how existing AMT credits can be realized; (6) creating the base erosion anti-abuse tax (“BEAT”), a new minimum tax; (7) creating a new limitation on deductible interest expense; and (8) changing rules related to uses and limitations of net operating loss carryforwards created in tax years beginning after December 31, 2017.

The SEC staff issued SAB 118, which provides guidance on accounting for the tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC 740. The Company has not completed its accounting assessment for the effects of the Tax Act as of March 31, 2018; however, the final accounting assessment will occur no later than one year from the date the Tax Act was enacted.  The Company has also considered and estimated a number of provisions of the Tax Act effective January 1, 2018 and, based on the initial assessment, the Company has determined that the Tax Act did not have a material effect on its consolidated financial statements for the three months ended March 31, 2018.

***********

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q. In addition to historical financial information, the following discussion contains forward-looking statements that are based upon current plans, expectations and beliefs that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under Part II, Item 1A, “Risk Factors” in this Quarterly Report on Form 10-Q. Our fiscal year ends on December 31.

Overview

We are the leader in the Cloud Communications Platform category. We enable developers to build, scale and operate real-time communications within their software applications via our simple-to-use Application Programming Interfaces (“API”). The power, flexibility, and reliability offered by our software building blocks empowers companies of virtually every shape and size to build world-class engagement into their customer experience.

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

As of March 31, 2018, our customers’ applications that are embedded with our products could reach users via voice, messaging and video in nearly every country in the world, and our platform offered customers local telephone numbers in over 100 countries and text-to-speech functionality in 26 languages. We support our global business through 27 cloud data centers in nine regions around the world and have developed contractual relationships with network service providers globally.

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

We generate the substantial majority of our revenue from customers based on their usage of our software products that they have incorporated into their applications. In addition, customers typically purchase one or more telephone numbers from us, for which we charge a monthly flat fee per number. Some customers also choose to purchase various levels of premium customer support for a monthly fee. Customers that register in our self-service model typically pay upfront via credit card and draw down their balance as they purchase or use our products. Most of our customers draw down their balance in the same month they pay up front and, as a result, our deferred revenue and customer deposits liability at any particular time is not a meaningful indicator of future revenue. As our customers’ usage grows, some of our customers enter into contracts and are invoiced monthly in arrears. Many of these customer contracts have terms of 12 months and typically include some level of minimum revenue commitment. Most customers with minimum revenue commitment contracts generate a significant amount of revenue in excess of their minimum revenue commitment in any period. Historically, the aggregate minimum commitment revenue from customers with whom we have contracts has constituted a minority of our revenue in any period, and we expect this to continue in the future.

Our developer-focused products are delivered to customers and users through our Super Network, which uses software to optimize communications on our platform. We interconnect with communications networks globally to deliver our products, and therefore we have arrangements with network service providers in many regions in the world. Historically, a substantial majority of our cost of revenue has been network service provider fees. We continue to optimize our network service provider coverage and connectivity through continuous improvements in routing and sourcing in order to lower the usage expenses we incur for network service provider fees. As we benefit from our platform optimization efforts, we sometimes pass these savings on to customers in the form of lower usage prices on our products in an effort to drive increased usage and expand the reach and scale of our platform. In the near term, we intend to operate our business to expand the reach and scale of our platform and to grow our revenue, rather than to maximize our gross margins.

We have achieved significant growth in recent periods. In the three months ended March 31, 2018 and 2017, our revenue was $129.1 million and $87.4 million, respectively. In the three months ended March 31, 2018 and 2017, our 10 largest Active Customer Accounts generated an aggregate of 18% and 25% of our revenue, respectively. For each of the three months ended March 31, 2018 and 2017, among our 10 largest Active Customer Accounts we had three Variable Customer Accounts representing 8% and 7% of our revenue, respectively. For the three months ended March 31, 2018 and 2017, our Base Revenue was $117.5 million and $80.6 million, respectively. We incurred a net loss of $23.7 million and $14.2 million, for the three months ended March 31, 2018 and 2017, respectively. See the section titled “—Key Business Metrics—Base Revenue” below for a discussion of Base Revenue.

Key Business Metrics

	Three Months Ended March 31,
	2018	2017
Number of Active Customer Accounts (as of end date of period)	53,985	40,696
Base Revenue (in thousands)	$117,507	$80,643
Base Revenue Growth Rate	46%	62%
Dollar-Based Net Expansion Rate	132%	141%

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

In the three months ended March 31, 2018 and 2017, revenue from Active Customer Accounts represented over 99% of total revenue in each period.

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

In the three months ended March 31, 2018 and 2017, we had six and seven Variable Customer Accounts, which represented 9% and 8%, respectively, of our total revenue.

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

Key Components of Statements of Operations

Revenue.  We derive our revenue primarily from usage-based fees earned from customers using the software products within our Engagement Cloud and Programmable Communications Cloud. These usage-based software products include offerings, such as Programmable Voice, Programmable Messaging and Programmable Video. Some examples of the usage-based fees for which we charge include minutes of call duration activity for our Programmable Voice products, number of text messages sent or received using our Programmable Messaging products and number of authentications for our Account Security products. In the three months ended March 31, 2018 and 2017, we generated 84% and 83% of our revenue, respectively, from usage-based fees. We also earn monthly flat fees from certain fee-based products, such as telephone numbers and customer support.

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

Amounts that have been charged via credit card or invoiced are recorded in accounts receivable and in revenue, deferred revenue or customer deposits, depending on whether the revenue recognition criteria have been met. Given that our credit card prepayment amounts tend to be approximately equal to our credit card consumption amounts in each period, and that we do not have many invoiced customers on pre-payment contract terms, our deferred revenue at any particular time is not a meaningful indicator of future revenue.

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

Our general and administrative expenses include a significant amount of sales and other taxes to which we are subject based on the manner we sell and deliver our products. Prior to March 2017, we did not collect such taxes from our customers and recorded such taxes as general and administrative expenses. Effective March 2017, we began collecting these taxes from customers in certain jurisdictions and added more jurisdictions throughout 2017 and in the first quarter of 2018 we began to collect these taxes in one additional jurisdiction. We continue expanding the number of jurisdictions where we will be collecting these taxes in the future. We expect that these expenses will decline in future years as we continue collecting these taxes from our customers in more jurisdictions, which would reduce our rate of ongoing accrual.

Provision for Income Taxes.  Our income tax provision or benefit for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items occurring in the quarter. The primary difference between our effective tax rate and the federal statutory rate relates to the net operating losses in jurisdictions with a valuation allowance or a zero tax rate.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act makes broad and complex changes to the U.S. tax code including, but not limited to, (1) reducing the U.S. federal corporate tax rate from 35 percent to 21 percent; (2) requiring companies to pay a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries; (3) generally eliminating U.S. federal income taxes on dividends from foreign subsidiaries; (4) requiring a current inclusion in U.S. federal taxable income of certain earnings of controlled foreign corporations; (5) eliminating the corporate alternative minimum tax (“AMT”) and changing how existing AMT credits can be realized; (6) creating the base erosion anti-abuse tax (“BEAT”), a new minimum tax; (7) creating a new limitation on deductible interest expense; and (8) changing rules related to uses and limitations of net operating loss carryforwards created in tax years beginning after December 31, 2017.

We have not completed our accounting assessment for the effects of the Tax Act as of March 31, 2018; however, based on our initial assessment, we have determined that the Tax Act did not have a material effect on our condensed consolidated financial statements for the three months ended March 31, 2018.

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

	Three Months Ended March 31,
	2018	2017
	(In thousands)
Reconciliation:
Gross profit	$69,534	$50,086
Non-GAAP adjustments:
Stock-based compensation	222	138
Amortization of acquired intangibles	1,198	997
Non-GAAP gross profit	$70,954	$51,221
Non-GAAP gross margin	55%	59%

Non-GAAP Operating Expenses.  For the periods presented, we define non-GAAP operating expenses (including categories of operating expenses) as GAAP operating expenses (and categories of operating expenses) adjusted to exclude, as applicable, stock-based compensation, amortization of acquired intangibles, acquisition-related expenses, release of tax liability upon obligation settlement, gain on lease termination and payroll taxes related to stock-based compensation.

	Three Months Ended March 31,
	2018	2017
	(In thousands)
Reconciliation:
Operating expenses	$93,791	$64,841
Non-GAAP adjustments:
Stock-based compensation	(17,318)	(9,247)
Amortization of acquired intangibles	(262)	(179)
Acquisition-related expenses	—	(217)
Release of tax liability upon obligation settlement	—	920
Gain on lease termination	—	295
Payroll taxes related to stock-based compensation	(564)	(1,450)
Non-GAAP operating expenses	$75,647	$54,963

Non-GAAP Loss from Operations and Non-GAAP Operating Margin.  For the periods presented, we define non-GAAP loss from operations and non-GAAP operating margin as GAAP loss from operations and GAAP operating margin, respectively, adjusted to exclude stock-based compensation, amortization of acquired intangibles, acquisition-related expenses, release of tax liability upon obligation settlement, gain on lease termination and payroll taxes related to stock-based compensation.

	Three Months Ended March 31,
	2018	2017
	(In thousands)
Reconciliation:
Loss from operations	$(24,257)	$(14,755)
Non-GAAP adjustments:
Stock-based compensation	17,540	9,385
Amortization of acquired intangibles	1,460	1,176
Acquisition-related expenses	—	217
Release of tax liability upon obligation settlement	—	(920)
Gain on lease termination	—	(295)
Payroll taxes related to stock-based compensation	564	1,450
Non-GAAP loss from operations	$(4,693)	$(3,742)
Non-GAAP operating margin	(4)%	(4)%

Results of Operations

The following tables set forth our results of operations for the periods presented and as a percentage of our total revenue for those periods. The period-to-period comparison of our historical results are not necessarily indicative of the results that may be expected in the future.

	Three Months Ended March 31,
	2018	2017
	(In thousands)
Condensed Consolidated Statements of Operations Data:
Revenue	$129,116	$87,372
Cost of revenue(1)(2)	59,582	37,286
Gross profit	69,534	50,086
Operating expenses:
Research and development(1)(2)	37,576	26,522
Sales and marketing(1)(2)	32,822	21,116
General and administrative(1)(2)	23,393	17,203
Total operating expenses	93,791	64,841
Loss from operations	(24,257)	(14,755)
Other income (expenses), net	665	498
Loss before (provision) benefit for income taxes	(23,592)	(14,257)
(Provision) benefit for income taxes	(137)	30
Net loss attributable to common stockholders	$(23,729)	$(14,227)

(1)                                     Includes stock-based compensation expense as follows:

	Three Months Ended March 31,
	2018	2017
	(In thousands)
Cost of revenue	$222	$138
Research and development	7,872	4,484
Sales and marketing	3,859	1,995
General and administrative	5,587	2,768
Total	$17,540	$9,385

(2)                                     Includes amortization of acquired intangibles as follows:

	Three Months Ended March 31,
	2018	2017
	(In thousands)
Cost of revenue	$1,198	$997
Research and development	22	38
Sales and marketing	220	117
General and administrative	20	24
Total	$1,460	$1,176

	Three Months Ended March 31,
	2018	2017
Condensed Consolidated Statements of Operations, as a percentage of revenue:**
Revenue	100%	100%
Cost of revenue	46	43
Gross profit	54	57
Operating expenses:
Research and development	29	30
Sales and marketing	25	24
General and administrative	18	20
Total operating expenses	73	74
Loss from operations	(19)	(17)
Other income (expenses), net	1	1
Loss before (provision) benefit for income taxes	(18)	(16)
(Provision) benefit for income taxes	*	*
Net loss attributable to common stockholders	(18)%	(16)%

*                                         Less than 0.5% of revenue.

**                                  Columns may not add up to 100% due to rounding.

Comparison of the Three Months Ended March 31, 2018 and 2017

Revenue

	Three Months Ended March 31,
	2018	2017	Change
	(Dollars in thousands)
Base Revenue	$117,507	$80,643	$36,864	46%
Variable Revenue	11,609	6,729	4,880	73%
Total revenue	$129,116	$87,372	$41,744	48%

In the three months ended March 31, 2018, Base Revenue increased by $36.9 million, or 46%, compared to the same period last year, and represented 91% and 92% of total revenue in the months ended March 31, 2018 and 2017, respectively. This increase was primarily attributable to an increase in the usage of all our products, particularly our Programmable Messaging products and Programmable Voice products, and the adoption of additional products by our existing customers. This increase was partially offset by pricing decreases that we have implemented over time in the form of lower usage prices, in an effort to increase the reach and scale of our platform. The changes in usage and price in the three months ended March 31, 2018 were reflected in our Dollar-Based Net Expansion Rate of 132%. The increase in usage was also attributable to a 33% increase in the number of Active Customer Accounts, from 40,696 as of March 31, 2017, to 53,985 as of March 31, 2018.

In the three months ended March 31, 2018, Variable Revenue increased by $4.9 million, or 73%, compared to the same period last year, and represented 9% and 8% of total revenue in the three months ended March 31, 2018 and 2017, respectively. This increase was primarily attributable to the increase in the usage of products by our existing Variable Customer Accounts, partially offset by the decrease in number of Variable Customer Accounts from seven to six.

U.S. revenue and international revenue represented $98.6 million, or 76%, and $30.5 million, or 24%, respectively, of total revenue in the three months ended March 31, 2018, compared to $70.1 million, or 80%, and $17.3 million, or 20%, respectively, of total revenue in the three months ended March 31, 2017. The increase in international revenue was attributable to the growth in usage of our products, particularly our Programmable Messaging products and Programmable

Voice products, by our existing international Active Customer Accounts, and a 39% increase in the number of international Active Customer Accounts driven in part by our focus on expanding our sales to customers outside of the United States.

Cost of Revenue and Gross Margin

	Three Months Ended March 31,
	2018	2017	Change
	(Dollars in thousands)
Cost of revenue	$59,582	$37,286	$22,296	60%
Gross margin	54%	57%

In the three months ended March 31, 2018, cost of revenue increased by $22.3 million, or 60%, compared to the same period last year. The increase in cost of revenue was primarily attributable to a $20.2 million increase in network service providers’ costs and a $1.3 million increase in cloud infrastructure fees to support the growth in usage of our products.

In the three months ended March 31, 2018, gross margin percentage declined primarily as a result of an increasing mix of international product usage and certain price adjustments that were made by us in 2017 as a result of the high volume growth of a large customer.

Operating Expenses

	Three Months Ended March 31,
	2018	2017	Change
	(Dollars in thousands)
Research and development	$37,576	$26,522	$11,054	42%
Sales and marketing	32,822	21,116	11,706	55%
General and administrative	23,393	17,203	6,190	36%
Total operating expenses	$93,791	$64,841	$28,950	45%

In the three months ended March 31, 2018, research and development expenses increased by $11.1 million, or 42%, compared to the same period last year. The increase was primarily attributable to a $8.0 million increase in personnel costs, net of a $1.8 million increase in capitalized software development costs, largely as a result of a 31% average increase in our research and development headcount, as we continued to focus on enhancing our existing products and introducing new products, as well as enhancing product management and other technical functions. The increase was also due in part to a $0.8 million increase in cloud infrastructure fees to support the staging and development of our products, a $0.3 million increase in outsourced engineering services and a $0.6 million increase in amortization expense related to our internal-use software and the intangible assets acquired through business combinations.

In the three months ended March 31, 2018, sales and marketing expenses increased by $11.7 million, or 55%, compared to the same period last year. The increase was primarily attributable to a $9.0 million increase in personnel costs, largely as a result of a 40% average increase in sales and marketing headcount as we continued to expand our sales efforts in the United States and internationally and a $0.8 million increase in the expenses related to brand awareness programs and events.

In the three months ended March 31, 2018, general and administrative expenses increased by $6.2 million, or 36%, compared to the same period last year. The increase was primarily attributable to a $4.0 million increase in personnel costs, largely as a result of a 25% average increase in general and administrative headcount to support the growth of our business domestically and internationally and a $2.0 million increase in professional services fees primarily related to our operations as a public company and our on-going litigation matters.

Liquidity and Capital Resources

To date, our principal sources of liquidity have been the net proceeds of $155.5 million and $64.4 million, after deducting underwriting discounts and offering expenses paid or payable by us, from our initial public offering in June 2016 and our follow-on public offering in October 2016, respectively; the net proceeds we received through private sales of equity securities, as well as the payments received from customers using our products. From our inception through March 31, 2016, we completed several rounds of equity financing through the sale of our convertible preferred stock for total net proceeds of $237.1 million. We believe that our cash, cash equivalents and marketable securities balances, as well as the cash flows generated by our operations will be sufficient to satisfy our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. However, our belief may prove to be incorrect, and we could utilize our available financial resources sooner than we currently expect. Our future capital requirements and the adequacy of available funds will depend on many factors, including those set forth in Part II, Item 1A, “Risk Factors.” We may be required to seek additional equity or debt financing in order to meet these future capital requirements. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us, or at all. If we are unable to raise additional capital when desired, our business, results of operations and financial condition would be adversely affected.

Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2018	2017
Cash provided by operating activities	$16,936	$2,440
Cash used in investing activities	(20,940)	(202,018)
Cash provided by financing activities	6,307	12,342
Effect of exchange rate changes on cash, cash equivalents and restricted cash	148	11
Net increase (decrease) in cash, cash equivalents and restricted cash	$2,451	$(187,225)

Cash Flows from Operating Activities

In the three months ended March 31, 2018, cash provided by operating activities consisted primarily of our net loss of $23.7 million adjusted for non-cash items, including $17.5 million of stock-based compensation expense, $5.6 million of depreciation and amortization expense and $16.9 million of cumulative changes in operating assets and liabilities. With respect to changes in operating assets and liabilities, accounts payable and other current liabilities increased $29.5 million primarily due to increases in transaction volumes. Deferred revenue decreased $6.3 million primarily due to a $7.4 million reclassification of customer deposits caused by the implementation of the new accounting guidance for revenue, as described in Note 2 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. This decrease was partially offset by increases due to transaction volumes and timing of customer prepayments receipts. Accounts receivable and prepaid expenses increased $12.1 million, which resulted primarily from the timing of cash receipts from certain of our larger customers, pre-payments for cloud infrastructure fees and certain operating expenses.

Cash Flows from Investing Activities

In the three months ended March 31, 2018, cash used in investing activities was $20.9 million primarily consisting of $15.1 million of purchases of marketable securities, net of maturities, and $4.8 million related to capitalized software development costs.

Cash Flows from Financing Activities

In the three months ended March 31, 2018, cash provided by financing activities was $6.3 million primarily consisting of the proceeds from stock options exercised by our employees.

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

We believe that the assumptions and estimates associated with revenue recognition, capitalization of our internal-use software development costs and accruals and contingencies have the greatest potential impact on our condensed consolidated financial statements. Therefore, we consider these to be our critical accounting policies and estimates.

Effective January 1, 2018, we adopted Accounting Standards Codification (“ASC”) 606, “Revenue from Contracts with Customers”, which replaced the existing revenue recognition guidance, ASC 605, and outlines a single set of comprehensive principles for recognizing revenue under U.S. GAAP. Among other things, ASC 606 requires entities to assess the products or services promised in contracts with customers at contract inception to determine the appropriate unit at which to record revenue, which is referred to as a performance obligation. Revenue is recognized when control of the promised products or services is transferred to customers at an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those products or services.

We adopted ASC 606 using the modified retrospective method with cumulative catch-up adjustment to the opening retained earnings as of January 1, 2018. Results for reporting periods beginning after December 31, 2017 are presented under ASC 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historical accounting policies prior to adoption. In adopting the standard, we elected to apply the new guidance only to those contracts which were not completed as of the date of the adoption.

The impact of adopting the new standard on our consolidated financial statements was insignificant. We recorded a net cumulative catch-up adjustment to the beginning retained earnings as of January 1, 2018, of $0.7 million.

The primary impact relates to the deferral of incremental commission costs of obtaining new contracts. Under ASC 605, we deferred only direct and incremental commission costs to obtain a contract and amortized those costs on a straight-line basis over the term of the related subscription contract. Under the new standard, we defer all incremental commission costs to obtain the contract and amortize these costs on a straight-line basis over the term of benefit of the underlying asset, which was determined to be five years.

The impact on our revenue recognition policies was insignificant. Prior to the adoption of ASC 606, we recognized the majority of our revenue according to the usage by our customers in the period in which that usage occurred. ASC 606 continues to support the recognition of revenue over time, and on a usage basis, for the majority of our contracts due to continuous transfer of control to the customer. The impact on the Company’s balance sheet presentation includes presenting customer refundable prepayments as customer deposit liabilities, whereas under ASC 605 these were included in deferred revenues.

There was not a significant tax impact to our consolidated statements of operations and consolidated balance sheet relating to the adoption of the new standard as there is a full valuation allowance due to our history of continued losses.

Other than adoption of ASC 606, there have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates disclosed in our most recent Annual Report on Form 10-K.

Recently Issued Accounting Guidance

See Note 2 of the notes to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for a summary of recently issued and not yet adopted accounting pronouncements.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements and do not have any holdings in variable interest entities.

Contractual Obligations and Other Commitments

Our principal commitments consist of obligations under our operating leases for office space and contractual commitments to our cloud infrastructure and network service providers. In the three months ended March 31, 2018, we entered into a 22 month non-cancellable agreement with a cloud services vendor for a total commitment of $4.5 million. Except for this new commitment, there have been no material changes to our principle commitments described in our most recent Annual Report on Form 10-K.

Item 3.         Quantitative and Qualitative Disclosures about Market Risk

We are exposed to certain market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities as follows:

Interest Rate Risk

We had cash and cash equivalents of $117.7 million and marketable securities of $190.3 million as of March 31, 2018. Cash and cash equivalents consist of bank deposits and money market funds. Marketable securities consist of U.S. treasury securities and high credit quality corporate debt securities. The cash and cash equivalents and marketable securities are held for working capital purposes. Such interest-earning instruments carry a degree of interest rate risk. To date, fluctuations in interest income have not been significant. The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. Due to the short-term nature of our investments, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. A hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our condensed consolidated financial statements.

Currency Exchange Risks

The functional currency of our foreign subsidiaries is the U.S. dollar and the Euro. Therefore, we are exposed to foreign exchange rate fluctuations as we convert the financial statements of our foreign subsidiaries into U.S. dollars. The local currencies of our foreign subsidiaries are the British pound, the Euro, the Colombian peso, the Singapore dollar, the Hong Kong dollar and the Swedish Krona. Our subsidiaries remeasure monetary assets and liabilities at period-end exchange rates, while non-monetary items are remeasured at historical rates. Revenue and expense accounts are remeasured at the average exchange rate in effect during the year. If there is a change in foreign currency exchange rates, the conversion of our foreign subsidiaries’ financial statements into U.S. dollars would result in a realized gain or loss which is recorded in our condensed consolidated statements of operations. We do not currently engage in any hedging activity to reduce our potential exposure to currency fluctuations, although we may choose to do so in the future. A hypothetical 10% change in foreign exchange rates during any of the periods presented would not have had a material impact on our condensed consolidated financial statements.

Item 4.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of March 31, 2018, our disclosure controls and procedures were not effective as a result of the material weakness in our internal control over financial reporting related to accounting for capitalized software development costs as described in Part II, Item 9A, “Controls and Procedures”, of our most recently filed Annual Report on Form 10-K.

Changes in Internal Control

We are taking actions to remediate the material weakness relating to our internal control over financial reporting, as described above. There were no changes in our internal control over financial reporting in connection with the evaluation required by Rules 13a-15 (d) and 15d-15 (d) of the Exchange Act that occurred during the quarter ended March 31, 2018, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

On April 30, 2015, Telesign Corporation (“Telesign”), filed a lawsuit against us in the United States District Court, Central District of California (“Telesign I”). Telesign alleges that we are infringing three U.S. patents that it holds: U.S. Patent No. 8,462,920 (“920”), U.S. Patent No. 8,687,038 (“038”) and U.S. Patent No. 7,945,034 (“034”). The patent infringement allegations in the lawsuit relate to our Account Security products, our two-factor authentication use case and an API tool to find information about a phone number. We petitioned the U.S. Patent and Trademark Office for inter partes review of the patents at issue. On July 8, 2016, the PTO denied our petition for inter partes review of the ‘920 and ‘038 patents and on June 26, 2017, it upheld the patentability of the ‘034 patent.

On March 28, 2016, Telesign filed a second lawsuit against us in the United States District Court, Central District of California (“Telesign II”), alleging infringement of U.S. Patent No. 9,300,792 (“792”) held by Telesign. The ‘792 patent is in the same patent family as the ‘920 and ‘038 patents asserted in Telesign I. On March 8, 2017, in response to a petition by the Company, the PTO issued an order instituting the inter partes review for the ‘792 patent. On March 6, 2018, the PTO found all claims challenged by Twilio in the inter partes review unpatentable. On March 15, 2017, Twilio filed a motion to consolidate and stay related cases pending the conclusion of the ‘792 patent inter partes review, which the court granted. The Central District of California court lifted the stay on April 13, 2018. With respect to each of the patents asserted in the now-consolidated Telesign I and Telesign II cases, the complaints seek, among other things, to enjoin us from allegedly infringing the patents along with damages for lost profits. The Telesign I/II litigation is currently ongoing.

On December 1, 2016, we filed a patent infringement lawsuit against Telesign in the United States District Court, Northern District of California, alleging indirect infringement of United States Patent No. 8,306,021 (&!#od;’021”), United States Patent No. 8,837,465 (“465”), United States Patent No. 8,755,376 (“376”), United States Patent No. 8,736,051 (“051”), United States Patent No. 8,737,962 (“962”), United States Patent No. 9,270,833 (“833”), and United States Patent No. 9,226,217 (“217”). Telesign filed a motion to dismiss the complaint on January 25, 2017. In two orders, issued on March 31, 2017 and April 17, 2017, the court granted Telesign’s motion to dismiss with respect to the ‘962, ‘833, ‘051 and ‘217 patents, but denied Telesign’s motion to dismiss as to the ‘021, ‘465 and ‘376 patents. On August 23, 2017, Telesign petitioned the U.S. Patent and Trademark Office (“U.S. PTO”) for inter partes review of the ‘021, ‘465, and ‘376 patents. On March 9, 2018, the PTO denied Telesign’s petition for inter partes review of the ‘021 patent and granted Telesign’s petitions for inter partes review of the ‘465 and ‘376 patents. The Northern District of California litigation is currently stayed pending resolution of the inter partes reviews of the ‘465 and ‘376 patents. The Company is seeking a judgment of infringement, a judgment of willful infringement, monetary and injunctive relief, enhanced damages, and an award of costs and expenses against Telesign.

On February 18, 2016, a putative class action complaint was filed in the Alameda County Superior Court in California, entitled Angela Flowers v. Twilio Inc. The complaint alleges that our products permit the interception, recording and disclosure of communications at a customer’s request and are in violation of the California Invasion of Privacy Act. The complaint seeks injunctive relief as well as monetary damages. On May 27, 2016, we filed a demurrer to the complaint. On August 2, 2016, the court issued an order denying the demurrer in part and granted it in part, with leave to amend by August 18, 2016 to address any claims under California’s Unfair Competition Law. The plaintiff opted not to amend the complaint. Following a period of discovery, the plaintiff filed a motion for class certification on September 20, 2017. On January 2, 2018, the court issued an order granting in part and denying in part the plaintiff’s class certification motion. The court certified two classes of individuals who, during specified time periods, allegedly sent or received certain communications involving the accounts of three of our customers that were recorded. The court has not yet finalized a schedule for notice to potential class members, additional discovery, summary judgment motions, or trial.

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

Item 1A. Risk Factors

A description of the risks and uncertainties associated with our business is set forth below. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Quarterly Report on Form 10-Q, including Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q. The risks and uncertainties described below may not be the only ones we face. If any of the risks actually occur, our business, financial condition, results of operations and prospects could be materially and adversely affected. In that event, the market price of our Class A common stock could decline.

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

We have incurred net losses in each year since our inception, including net losses of $23.7 million, $63.7 million and $41.3 million in the three months ended March 31, 2018 and in the years 2017 and 2016, respectively. We had an accumulated deficit of $273.5 million as of March 31, 2018. We expect to continue to expend substantial financial and other resources on, among other things:

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

We have experienced substantial growth in our business since inception. For example, our headcount has grown from 829 employees on March 31, 2017 to 1,027 employees on March 31, 2018. In addition, we are rapidly expanding our international operations. Our international headcount grew from 172 employees as of March 31, 2017 to 227 employees as of March 31, 2018. We expect to continue to expand our international operations in the future. We have also experienced significant growth in the number of customers, usage and amount of data that our platform and associated infrastructure support. This growth has placed and may continue to place significant demands on our corporate culture, operational infrastructure and management.

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

Our ability to grow and generate incremental revenue depends, in part, on our ability to maintain and grow our relationships with existing customers and to have them increase their usage of our platform. If our customers do not increase their use of our products, then our revenue may decline and our results of operations may be harmed. For example, Uber, our largest Base Customer, decreased its usage of our products thoughout 2017, which has and will result in decreased revenues from this customer versus recent historical periods. Customers are charged based on the usage of our products. Most of our customers do not have long-term contractual financial commitments to us and, therefore, most of our customers may reduce or cease their use of our products at any time without penalty or termination charges. Customers may terminate or reduce their use of our products for any number of reasons, including if they are not satisfied with our products, the value proposition of our products or our ability to meet their needs and expectations. We cannot accurately predict customers’ usage levels and the loss of customers or reductions in their usage levels of our products may each have a negative impact on our business, results of operations and financial condition and may cause our Dollar-Based Net Expansion Rate to decline in the future if customers are not satisfied with our products, the value proposition of our products or our ability to meet their needs and expectations. If a significant number of customers cease using, or reduce their usage of our products, then we may be required to spend significantly more on sales and marketing than we currently plan to spend in order to maintain or increase revenue from customers. Such additional sales and marketing expenditures could adversely affect our business, results of operations and financial condition.

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

We outsource substantially all of our cloud infrastructure to Amazon Web Services (“AWS”), which hosts our products and platform. Our customers need to be able to access our platform at any time, without interruption or degradation of performance. AWS runs its own platform that we access, and we are, therefore, vulnerable to service interruptions at AWS. We have experienced, and expect that in the future we may experience interruptions, delays and outages in service and availability due to a variety of factors, including infrastructure changes, human or software errors, website hosting disruptions and capacity constraints. Capacity constraints could be due to a number of potential causes, including technical failures, natural disasters, fraud or security attacks. For instance, in September 2015, AWS suffered a significant outage that had a widespread impact on the ability of our customers to use several of our products. In addition, if our security, or that of AWS, is compromised, or our products or platform are unavailable or our users are unable to use our products within a reasonable amount of time or at all, then our business, results of operations and financial condition could be adversely affected. In some instances, we may not be able to identify the cause or causes of these performance problems within a period of time acceptable to our customers. It may become increasingly difficult to maintain and improve our platform performance, especially during peak usage times, as our products become more complex and the usage of our products increases. To the extent that we do not effectively address capacity constraints, either through AWS or alternative providers of cloud infrastructure, our business, results of operations and financial condition may be adversely affected. In addition, any changes in service levels from AWS may adversely affect our ability to meet our customers’ requirements.

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

At times, network service providers have instituted additional fees due to regulatory, competitive or other industry related changes that increase our network costs. While we have historically responded to these fee increases through a combination of further negotiating efforts with our network service providers, absorbing the increased costs or changing our prices to customers, there is no guarantee that we will continue to be able to do so in the future without a material negative impact to our business. Additionally, our ability to respond to any new fees may be constrained if all network providers in a particular market impose equivalent fee structures, if the magnitude of the fees is disproportionately large when compared to the underlying prices paid by our customers, or if the market conditions limit our ability to increase the price we charge our customers.

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

In the three months ended March 31, 2018, and in the years 2017 and 2016, we derived 24%, 23% and 16% of our revenue, respectively, from customer accounts located outside the United States. The future success of our business will depend, in part, on our ability to expand our customer base worldwide. While we have been rapidly expanding our sales efforts internationally, our experience in selling our products outside of the United States is limited. Furthermore, our developer-first business model may not be successful or have the same traction outside the United States. As a result, our investment in marketing our products to these potential customers may not be successful. If we are unable to increase the revenue that we derive from international customers, then our business, results of operations and financial condition may be adversely affected.

We are in the process of expanding our international operations, which exposes us to significant risks.

We are continuing to expand our international operations to increase our revenue from customers outside of the United States as part of our growth strategy. Between March 31, 2017 and March 31, 2018, our international headcount grew from 172 employees to 227 employees. We expect to open additional foreign offices and hire employees to work at these offices in order to reach new customers and gain access to additional technical talent. Operating in international markets requires significant resources and management attention and will subject us to regulatory, economic and political risks in addition to those we already face in the United States. Because of our limited experience with international operations or with developing and managing sales in international markets, our international expansion efforts may not be successful.

In addition, we will face risks in doing business internationally that could adversely affect our business, including:

•                  exposure to political developments in the United Kingdom (“U.K.”), including the planned departure of the U.K. from the European Union (EU) in March 2019, which has created an uncertain political and economic environment, instability for businesses and volatility in global financial markets;

•                  the difficulty of managing and staffing international operations and the increased operations, travel, infrastructure and legal compliance costs associated with numerous international locations;

•                  our ability to effectively price our products in competitive international markets;

•                  new and different sources of competition;

•                  our ability to comply with the General Data Protection Regulation (“GDPR”), which will go into effect on May 25, 2018;

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

In the three months ended March 31, 2018, and in the years 2017 and 2016, our 10 largest Active Customer Accounts generated an aggregate of 18%, 19% and 30% of our revenue, respectively. In addition, a significant portion of our revenue comes from two customers, one of which is a Variable Customer Account.

In the three months ended March 31, 2018, and in the years 2017 and 2016, WhatsApp, a Variable Customer, accounted for 7%, 6% and 9% of our revenue, respectively. WhatsApp uses our Programmable Voice products and Programmable Messaging products in its applications to verify new and existing users on its service. Our Variable Customer Accounts, including WhatsApp, do not have long-term contracts with us and may reduce or fully terminate their usage of our products at any time without notice, penalty or termination charges. In addition, the usage of our products by WhatsApp and other Variable Customer Accounts may change significantly between periods.

In the three months ended March 31, 2018, and in the years 2017 and 2016, a second customer, Uber, a Base Customer, accounted for 4%, 8% and 14% of our revenue, respectively. Uber uses our Programmable Messaging products and Programmable Voice products. Uber, or any other one of our Base Customers, could significantly reduce their usage of our products without notice or penalty. Uber decreased its usage of our products throughout 2017 and may continue to do so in the future.

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

There is considerable patent and other intellectual property development activity in our industry. Our future success depends, in part, on not infringing the intellectual property rights of others. Our competitors or other third parties have claimed and may, in the future, claim that we are infringing upon their intellectual property rights, and we may be found to be infringing upon such rights. For example, on April 30, 2015, Telesign Corporation (“Telesign”), filed a lawsuit against us in the United States District Court, Central District of California (“Telesign I”). Telesign alleges that we are infringing three U.S. patents that it holds: U.S. Patent No. 8,462,920 (“920”), U.S. Patent No. 8,687,038 (“038”) and U.S. Patent No. 7,945,034 (“034”). The patent infringement allegations in the lawsuit relate to our Account Security products, our two-factor authentication use case and an API tool to find information about a phone number. Subsequently, on March 28, 2016, Telesign filed a second lawsuit against us in the United States District Court, Central District of California (“Telesign II”), alleging infringement of U.S. Patent No. 9,300,792 (“792”) held by Telesign. The ‘792 patent is in the same patent family as the ‘920 and ‘038 patents asserted in Telesign I, and the infringement allegations in Telesign II relate to our Account Security products and our two-factor authentication use case. With respect to each of the patents asserted in Telesign I and Telesign II, the complaints seek, among other things, to enjoin us from allegedly infringing these patents along with damages for lost profits. See the section titled “Item 3. Legal Proceedings.” We intend to vigorously defend ourselves against these lawsuits and believe we have meritorious defenses to each matter in which we are a defendant. However, litigation is inherently uncertain, and any judgment or injunctive relief entered against us or any adverse settlement could negatively affect our business, results of operations and financial condition. In addition, litigation can involve significant management time and attention and be expensive, regardless of outcome. During the course of these lawsuits, there may be announcements of the results of hearings and motions and other interim developments related to the litigation. If securities analysts or investors regard these announcements as negative, the trading price of our Class A common stock may decline.

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

Our future performance depends on the continued services and contributions of our senior management and other key employees to execute on our business plan, to develop our products and platform, to deliver our products to customers, to attract and retain customers and to identify and pursue opportunities. The loss of services of senior management or other key employees could significantly delay or prevent the achievement of our development and strategic objectives. In particular, we depend to a considerable degree on the vision, skills, experience and effort of our co-founder and Chief Executive Officer, Jeff Lawson. None of our executive officers or other senior management personnel is bound by a written employment agreement and any of them may terminate employment with us at any time with no advance notice. On February 13, 2018, we announced that our Chief Financial Officer, Lee Kirkpatrick, will be leaving our company. Though Mr. Kirkpatrick has indicated that he intends to remain with us until his replacement has been hired, we could experience a delay or disruption in the achievement of our business objectives while we search for and onboard a new Chief Financial Officer and during the period the new Chief Financial Officer gets up to speed on our business and financial and accounting systems. The replacement of any other of our senior management personnel would likely involve significant time and costs, and such loss could significantly delay or prevent the achievement of our business objectives. The loss of the services of other of our senior management or other key employees for any reason could adversely affect our business, results of operations and financial condition.

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

For example, in April 2016 the European Union (“EU”) adopted the General Data Protection Regulation (“GDPR”), which will take full effect on May 25, 2018. The GDPR enhances data protection obligations for businesses and requires service providers (data processors) processing personal data on behalf of customers to cooperate with European data protection authorities, implement security measures and keep records of personal data processing activities. Noncompliance with the GDPR can trigger fines equal to or greater of €20 million or 4% of global annual revenues. Given the breadth and depth of changes in data protection obligations, preparing to meet the requirements of GDPR before its effective date has required significant time and resources, including a review of our technology and systems currently in use against the requirements of GDPR. There are also additional EU laws and regulations (and member states implementations thereof) which govern the protection of consumers and of electronic communications. If our efforts to comply with GDPR or other applicable EU laws and regulations are not successful, we may be subject to penalties and fines that would adversely impact our business and results of operations, and our ability to conduct business in the EU could be significantly impaired.

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

•                  the Telephone Consumer Protection Act , which limits the use of automatic dialing systems, artificial or prerecorded voice messages, SMS text messages and fax machines;

•                  the Communications Assistance for Law Enforcement Act (“CALEA”), which requires covered entities to assist law enforcement in undertaking electronic surveillance;

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

In addition, our future success depends in part on our ability to procure large quantities of local and toll-free direct inward dialing numbers (“DIDs”), in the United States and foreign countries at a reasonable cost and without restrictions. Our ability to procure, distribute and retain DIDs depends on factors outside of our control, such as applicable regulations, the practices of network service providers that provide DIDs, such as offering DIDs with conditional minimum volume call level requirements, the cost of these DIDs and the level of overall competitive demand for new DIDs. Due to their limited availability, there are certain popular area code prefixes that we generally cannot obtain. Our inability to acquire or retain DIDs for our operations would make our voice and messaging products less attractive to potential customers in the affected local geographic areas. In addition, future growth in our customer base, together with growth in the customer bases of other providers of cloud communications, has increased, which increases our dependence on needing sufficiently large quantities of DIDs. It may become increasingly difficult to source larger quantities of DIDs as we scale and we may need to pay higher costs for DIDs, and DIDs may become subject to more stringent usage conditions. Any of the foregoing could adversely affect our business, results of operations and financial condition.

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

Significant judgments and estimates are required in determining our provision for income taxes and other tax liabilities. Our tax expense may be impacted, for example, if tax laws change or are clarified to our detriment or if tax authorities successfully challenge the tax positions that we take, such as, for example, positions relating to the arms-length pricing standards for our intercompany transactions and our state sales and use tax positions. In determining the adequacy of income taxes, we assess the likelihood of adverse outcomes that could result if our tax positions were challenged by the Internal Revenue Service (“IRS”), and other tax authorities. Should the IRS or other tax authorities assess additional taxes as a result of examinations, we may be required to record charges to operations that could adversely affect our results of operations and financial condition. We are currently in discussions with certain states regarding prior state sales taxes that we may owe. We have reserved $21.2 million on our March 31, 2018 balance sheet for these tax payments. The actual exposure could differ materially from our current estimates, and if the actual payments we make to these and other states exceed the accrual in our balance sheet, our results of operations would be harmed.

We could be subject to liability for historical and future sales, use and similar taxes, which could adversely affect our results of operations.

We conduct operations in many tax jurisdictions throughout the United States. In many of these jurisdictions, non-income-based taxes, such as sales and use and telecommunications taxes, are assessed on our operations. We are subject to indirect taxes, and may be subject to certain other taxes, in some of these jurisdictions. Historically, we have not billed or collected these taxes and, in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”), we have recorded a provision for our tax exposure in these jurisdictions when it is both probable that a liability has been incurred and the amount of the exposure can be reasonably estimated. These estimates include several key assumptions, including, but not limited to, the taxability of our products, the jurisdictions in which we believe we have nexus, and the sourcing of revenues to those jurisdictions. In the event these jurisdictions challenge our assumptions and analysis, our actual exposure could differ materially from our current estimates.

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

As of December 31, 2017, we had federal and state net operating loss carryforwards (“NOLs”), of $229.3 million and $159.6 million, respectively, due to prior period losses. In general, under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), a corporation that undergoes an “ownership change” (generally defined as a greater than 50-percentage-point cumulative change (by value) in the equity ownership of certain stockholders over a rolling three-year period) is subject to limitations on its ability to utilize its pre-change NOLs to offset post-change taxable income. Our existing NOLs may be subject to limitations arising from previous ownership changes, and if we undergo an ownership change in the future, our ability to utilize NOLs could be further limited by Section 382 of the Code. Future changes in our stock ownership, some of which may be outside of our control, could result in an ownership change under Section 382 of the Code.

On December 22, 2017, the U.S. government enacted new tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act makes broad and complex changes to the U.S. tax code including changes to the uses and limitations of net operating losses. For example, while the Tax Act allows for federal net operating losses incurred in tax years beginning prior to December 31, 2017 to be carried forward indefinitely, the Tax Act also imposes an 80% limitation on the use of net operating losses that are generated in tax years beginning after December 31, 2017. Furthermore, our ability to utilize our net operating losses is conditioned upon our maintaining profitability in the future and generating U.S. federal taxable income. Since we do not know whether or when we will generate the U.S. federal taxable income necessary to utilize our remaining net operating losses, these net operating loss carryforwards could expire unused.

If our estimates or judgments relating to our critical accounting policies prove to be incorrect, our results of operations could be adversely affected.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities and equity, and the amount of revenue and expenses that are not readily apparent from other sources. Significant assumptions and estimates used in preparing our consolidated financial statements include those related to revenue recognition, capitalization of our internal-use software development costs and accruals and contingencies. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of securities analysts and investors, resulting in a decline in the trading price of our Class A common stock.

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

For example, a new accounting guidance, Accounting Standards Codification (“ASC”) 606, “Revenue from Contracts with Customers”, became effective on January 1, 2018. We adopted ASC 606 on January 1, 2018, and it resulted in an adjustment of $0.7 million to our opening retained earnings as of January 1, 2018. Although this accounting guidance did not have a material impact on our consolidated financial statements, there may be other standards that can become effective in the future that may have a material impact on our consolidated financial statements, such as Accounting

Standards Update (“ASU”) 2016-12, “Leases”, which will become effective on January 1, 2019, and will result in a significant gross up of our assets and liabilities.

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

In reviewing the accounting for our software development activities, our management has concluded that our internal controls did not effectively track and categorize software development costs between period expenses and capitalization as a fixed asset in accordance with U.S. GAAP. As described under “Item 9A, Controls and Procedures,” of our most recently filed Annual Report on Form 10-K, our management has concluded that the identified deficiencies constitute a material weakness in our internal control over financial reporting. As of March 31, 2018, we have not yet remediated this material weakness. Notwithstanding the foregoing, our management has concluded that the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in this Quarterly Report on Form 10-Q in conformity with GAAP.

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

We review our intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. As of March 31, 2018, we carried a net $35.1 million of goodwill and intangible assets related to acquired businesses. An adverse change in market conditions, particularly if such change has the effect of changing one of our critical assumptions or estimates, could result in a change to the estimation of fair value that could result in an impairment charge to our goodwill or intangible assets. Any such charges may adversely affect our results of operations.

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

Prior to our initial public offering in June 2016, there was no public market for shares of our Class A common stock. On June 23, 2016, we sold shares of our Class A common stock to the public at $15.00 per share. From June 23, 2016, the date that our Class A common stock started trading on the New York Stock Exchange, through April 30, 2018, the trading price of our Class A common stock has ranged from $22.80 per share to $70.96 per share. The trading price of our Class A common stock may continue to fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

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

Our Class B common stock has 10 votes per share, and our Class A common stock has one vote per share. As of March 31, 2018, our directors, executive officers and their respective affiliates, held in the aggregate 54.4% of the voting power of our capital stock. Because of the 10-to-one voting ratio between our Class B common stock and Class A common stock, the holders of our Class B common stock collectively will continue to control a majority of the combined voting power of our common stock and therefore be able to control all matters submitted to our stockholders for approval until the earlier of (i) June 28, 2023, or (ii) the date the holders of two-thirds of our Class B common stock elect to convert the Class B common stock to Class A common stock. This concentrated control limits or precludes your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Item 3.  Defaults Upon Senior Securities

Not applicable

Item 4.  Mine Safety Disclosures

Not applicable

Item 5.  Other Information

CEO Severance Plan

On March 28, 2018, we adopted a Chief Executive Officer Severance Plan (the “CEO Severance Plan”) for our Chief Executive Officer, Mr. Lawson.  The CEO Severance Plan provides that upon a termination of employment by us for any reason other than due to “cause” (as defined in the CEO Severance Plan), death or disability, or a resignation of employment by Mr. Lawson for “good reason” (as defined in the CEO Severance Plan), in each case, outside of the change in control period (i.e., the period beginning three months prior to and ending 12 months after, a “change in control,” as defined in the CEO Severance Plan), Mr. Lawson will be entitled to receive, subject to the execution and delivery of an effective release of claims in favor of the Company, (i) a lump sum cash payment equal to nine months of base salary, (ii) a monthly cash payment equal to the monthly contribution that we would have made to provide health insurance to him had he remained employed by us, for up to nine months, and (iii) an additional twelve months of vesting credit for all outstanding and unvested equity awards held by Mr. Lawson that are subject only to time-based vesting, such that those equity awards will be deemed vested as if he had completed twelve months of employment following the date of his termination.

The CEO Severance Plan also provides that upon (a) termination of employment by us for any reason other than due to cause, death or disability or (b) resignation of employment by Mr. Lawson for good reason, in each case, within the change in control period, Mr. Lawson will be entitled to receive, in lieu of the payments and benefits above and subject to the execution and delivery of an effective release of claims in favor of the Company, (1) a lump sum cash payment equal to 18 months of base salary, (2) a monthly cash payment equal to the monthly contribution that we would have made to provide health insurance to him had he remained employed by us, for up to 18 months, and (3) full accelerated vesting of all outstanding and unvested equity awards held by Mr. Lawson; provided, that the performance conditions applicable to any stock-based awards subject to performance conditions will be deemed satisfied at the target level specified in the terms of the applicable award agreement.

The payments and benefits provided under the CEO Severance Plan in connection with a change in control may not be eligible for a federal income tax deduction by us pursuant to Section 280G of the Code. These payments and benefits may also subject Mr. Lawson to an excise tax under Section 4999 of the Code. If the payments or benefits payable to Mr. Lawson in connection with a change in control would be subject to the excise tax imposed under Section 4999 of the Code, then those payments or benefits will be reduced if such reduction would result in a higher net after-tax benefit to him.

The foregoing description of the CEO Severance Plan is qualified in its entirety by the provisions of the CEO Severance Plan, a copy of which is filed herewith as Exhibit 10.1.

Key Executive Severance Plan

In addition to the CEO Severance Plan, on March 28, 2018, we adopted a Key Executive Severance Plan, in which our executive officers, including our named executive officers (other than our Chief Executive Officer), may participate.  The Key Executive Severance Plan provides that upon a termination of employment by us for any reason other than due to cause, death or disability, outside of the change in control period, the eligible participant will be entitled to receive, subject to the execution and delivery of an effective release of claims in favor of the Company, (i) a lump sum cash payment equal to six months of base salary, and (ii) a monthly cash payment equal to the monthly contribution that we would have made to provide health insurance to the eligible participant had he or she remained employed by us, for up to six months.

The Key Executive Severance Plan also provides that upon a (a) termination of employment by us for any reason other than due to cause, death or disability or (b) a resignation of employment by an eligible participant for “good reason” (as defined in the Key Executive Severance Plan), in each case, within the change in control period, the eligible participant will be entitled to receive, in lieu of the payments and benefits above and subject to the execution and delivery of an effective release of claims in favor of the Company, (1) a lump sum cash payment equal to 12 months of base salary, (2) a monthly cash payment equal to the monthly contribution that we would have made to provide health insurance to the eligible participant had he or she remained employed by us, for up to 12 months, and (3) full accelerated vesting of all outstanding and unvested equity awards held by the eligible participant; provided, that the performance conditions applicable to any stock-based awards subject to performance conditions will be deemed satisfied at the target level specified in the terms of the applicable award agreement.

The payments and benefits provided under the Key Executive Severance Plan in connection with a change in control may not be eligible for a federal income tax deduction by us pursuant to Section 280G of the Code. These payments and benefits may also subject an eligible participant to an excise tax under Section 4999 of the Code. If the payments or benefits payable to an eligible participant in connection with a change in control would be subject to the excise tax imposed under Section 4999 of the Code, then those payments or benefits will be reduced if such reduction would result in a higher net after-tax benefit to him or her.

The foregoing description of the Key Executive Severance Plan is qualified in its entirety by the provisions of the Key Executive Severance Plan, a copy of which is filed herewith as Exhibit 10.2.

Item 6.  Exhibits

The documents listed in the Exhibit Index of this Quarterly Report on Form 10-Q are incorporated by reference or are filed with this Quarterly Report on Form 10-Q, in each case as indicated therein.

EXHIBIT INDEX

Exhibit
Number	Description	Form	File No.	Exhibit	Filing Date
10.1*	Chief Executive Officer Severance Plan dated March 28, 2018 and form of participation letter				Filed herewith
10.2*	Key Executive Severance Plan, dated March 28, 2018 and form of participation letter				Filed herewith
31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				Filed herewith
31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				Filed herewith
32.1**	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				Furnished herewith
101.INS	XBRL Instance Document.				Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document.				Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.				Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.				Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.				Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.				Filed herewith

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

Twilio Inc.

Date: May 9, 2018	/s/ JEFFREY LAWSON
Jeffrey Lawson
Chief Executive Officer (Principal Executive Officer)

Date: May 9, 2018	/s/ LEE KIRKPATRICK
Lee Kirkpatrick
Chief Financial Officer (Principal Accounting and Financial Officer)