Form 10-Q
period 2018-06-30
TWILIO INC
filed 2018-08-08
CIK 1447669

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934

For the quarterly period ended June 30, 2018

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

As of July 31, 2018, 76,857,136 shares of the registrant’s Class A common stock and 20,589,110 shares of registrant’s Class B common stock were outstanding.

TWILIO INC.

Quarterly Report on Form 10-Q

For the Three Months Ended June 30, 2018

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

•                  our ability to service the interest on our convertible notes and repay such notes, to the extent required; and

•                  our ability to comply with modified or new laws and regulations applying to our business, including GDPR, the California Consumer Privacy Act of 2018 and other privacy regulations that may be implemented in the future.

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

TWILIO INC.

Condensed Consolidated Balance Sheets

(In thousands)

(Unaudited)

	As of June 30,	As of December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$493,510	$115,286
Short-term marketable securities	301,136	175,587
Accounts receivable, net	67,572	43,113
Prepaid expenses and other current assets	21,812	19,279
Total current assets	884,030	353,265
Restricted cash	5,505	5,502
Property and equipment, net	56,721	50,541
Intangible assets, net	17,108	20,064
Goodwill	17,506	17,851
Other long-term assets	4,978	2,559
Total assets	$985,848	$449,782
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$23,765	$11,116
Accrued expenses and other current liabilities	82,171	53,614
Customer deposits	7,843	—
Deferred revenue	9,056	13,797
Total current liabilities	122,835	78,527
Convertible senior notes, net	423,099	—
Other long-term liabilities	10,243	11,409
Total liabilities	556,177	89,936
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock	—	—
Class A and Class B common stock	96	94
Additional paid-in capital	725,073	608,165
Accumulated other comprehensive income	1,962	2,025
Accumulated deficit	(297,460)	(250,438)
Total stockholders’ equity	429,671	359,846
Total liabilities and stockholders’ equity	$985,848	$449,782

See accompanying notes to condensed consolidated financial statements.

TWILIO INC.

Condensed Consolidated Statements of Operations

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenue	$147,754	$95,870	$276,870	$183,242
Cost of revenue	67,940	42,333	127,522	79,619
Gross profit	79,814	53,537	149,348	103,623
Operating expenses:
Research and development	39,811	29,714	77,387	56,236
Sales and marketing	37,749	26,153	70,571	47,269
General and administrative	24,212	4,740	47,605	21,943
Total operating expenses	101,772	60,607	195,563	125,448
Loss from operations	(21,958)	(7,070)	(46,215)	(21,825)
Other income (expenses), net	(1,898)	471	(1,233)	969
Loss before provision for income taxes	(23,856)	(6,599)	(47,448)	(20,856)
Provision for income taxes	(150)	(510)	(287)	(480)
Net loss attributable to common stockholders	$(24,006)	$(7,109)	$(47,735)	$(21,336)
Net loss per share attributable to common stockholders, basic and diluted	$(0.25)	$(0.08)	$(0.50)	$(0.24)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	96,348,356	90,873,305	95,515,583	89,722,874

See accompanying notes to condensed consolidated financial statements.

TWILIO INC.

Condensed Consolidated Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net loss	$(24,006)	$(7,109)	$(47,735)	$(21,336)
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities	152	(106)	(165)	(194)
Foreign currency translation	(629)	1,583	102	1,481
Total other comprehensive income (loss)	(477)	1,477	(63)	1,287
Comprehensive loss attributable to common stockholders	$(24,483)	$(5,632)	$(47,798)	$(20,049)

See accompanying notes to condensed consolidated financial statements.

TWILIO INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2018	2017
		As Adjusted
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(47,735)	$(21,336)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	11,392	8,480
Net amortization of investment premium and discount	(237)	107
Amortization of debt issuance costs	211	—
Accretion of debt discount on convertible senior notes	2,484	—
Stock-based compensation	38,546	21,785
Amortization of deferred commissions	478	140
Provision for doubtful accounts	1,515	282
Write-off of internal-use software	515	96
Gain on lease termination	—	(295)
Changes in operating assets and liabilities:
Accounts receivable	(26,048)	(9,365)
Prepaid expenses and other current assets	(2,847)	1,933
Other long-term assets	(1,908)	(932)
Accounts payable	12,566	(1,282)
Accrued expenses and other current liabilities	28,040	(6,311)
Customer deposits	7,842	—
Deferred revenue	(4,542)	2,353
Long-term liabilities	(1,047)	296
Net cash provided by (used in) operating activities	19,225	(4,049)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	(184,364)	(220,914)
Maturities of marketable securities	58,520	23,000
Capitalized software development costs	(9,958)	(8,000)
Purchases of property and equipment	(2,066)	(6,772)
Purchases of intangible assets	(249)	(154)
Acquisition, net of cash acquired	—	(22,621)
Net cash used in investing activities	(138,117)	(235,461)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible senior notes	550,000	—
Payment of debt issuance costs	(12,513)	—
Purchase of capped call	(58,465)	—
Payments of costs related to public offerings	—	(430)
Proceeds from exercises of stock options	13,715	18,154
Proceeds from shares issued under ESPP	4,474	7,404
Value of equity awards withheld for tax liabilities	(910)	(311)
Net cash provided by financing activities	496,301	24,817
Effect of exchange rate changes on cash, cash equivalents and restricted cash	818	42
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	378,227	(214,651)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—Beginning of period	120,788	314,280
CASH, CASH EQUIVALENTS AND RESTRICTED CASH —End of period	$499,015	$99,629
Cash paid for income taxes	$321	$373
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Purchases of property, equipment and intangible assets, accrued but not paid	$572	$376
Stock-based compensation capitalized in software development costs	$2,909	$1,557
Debt offering costs, accrued but not paid	$467	$—

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

The Company’s headquarters are located in San Francisco, California, and the Company has subsidiaries in the United States, the United Kingdom, Estonia, Ireland, Colombia, Germany, Hong Kong, Singapore, Bermuda, Spain, Sweden and Australia.

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

The Company sells its services to a wide variety of customers. If the financial condition or results of operations of any significant customers deteriorate substantially, operating results could be adversely affected. To reduce credit risk, management performs ongoing credit evaluations of the financial condition of significant customers. The Company does not require collateral from its credit customers and maintains reserves for estimated credit losses on customer accounts when considered necessary. Actual credit losses may differ from the Company’s estimates. During the three months ended June 30, 2018 and 2017, and six months ended June 30, 2018, there was no customer organization that accounted for more than 10% of the Company’s total revenue. During the six months ended June 30, 2017, one customer organization represented approximately 11% of the Company’s total revenue.

As of June 30, 2018 and December 31, 2017, no customer organization represented more than 10% of the Company’s gross accounts receivable.

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

The Company determines revenue recognition through the following steps:

•                  Identification of the contract, or contracts, with a customer;

•                  Identification of the performance obligations in the contract;

•                  Determination of the transaction price;

•                  Allocation of the transaction price to the performance obligations in the contract; and

•                  Recognition of revenue when, or as, the Company satisfies a performance obligation.

Nature of Products and Services

The Company’s revenue is primarily derived from usage-based fees earned from customers accessing the Company’s enterprise cloud computing services. Platform access is considered a monthly series comprising one performance obligation and usage-based fees are recognized as revenue in the period in which the usage occurs. In each of the three and six months ended June 30, 2018, the revenue from usage-based fees represented 84% of total revenue; and in each of the three and six months ended June 30, 2017, the revenue from usage-based fees represented 83% of total revenue.

Subscription-based fees are derived from certain term-based contracts, such as with the sales of telephone numbers, short codes and customer support. Term-based contracts revenue is recognized on a ratable basis over the contractual term of the arrangement beginning on the date that the service is made available to the customer. In the three and six months ended June 30, 2018, the revenue from term-based fees represented 16% of total revenue; and in the three and six months ended June 30, 2017, the revenue from term-based fees represented 17% of total revenue.

No significant judgments are required in determining whether products and services are considered distinct performance obligations and should be accounted for separately versus together, or to determine the stand-alone selling price (“SSP”).

Refer to Note 10, Revenue by Geographic Area, for additional disaggregation.

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

Deferred Revenue and Customer Deposits

Deferred revenue is recorded when cash payments are received in advance of future usage on non-cancellable contracts. Customer refundable prepayments are recorded as customer deposits. During the three and six months ended June 30, 2018, the Company recognized $3.6 million and $7.2 million of revenue, respectively, that was included in the deferred revenue balance, as adjusted for ASC 606 on January 1, 2018.

Deferred Sales Commissions

The Company records an asset for the incremental costs of obtaining a contract with a customer, for example, sales commissions that are earned upon execution of contracts. The Company uses the portfolio method to recognize the amortization expense related to these capitalized costs related to initial contracts, upsells and renewals, and such expense is recognized over the estimated period of benefit of the capitalized commissions, which is determined to be five years. Total net capitalized costs as of June 30, 2018 were $5.2 million and are included in prepaid expenses and other current and long-term assets in the accompanying condensed consolidated balance sheet. Amortization of these assets was $0.3 million and $0.5 million in the three and six months ended June 30, 2018, respectively, and is included in sales and marketing expense in the accompanying condensed consolidated statement of operations.

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

	Six Months Ended June 30, 2017
	As Originally Reported	As Adjusted
Cash used in investing activities	$(234,291)	$(235,461)
Cash, cash equivalents and restricted cash — beginning of period	$305,665	$314,280
Cash, cash equivalents and restricted cash — end of period	$92,184	$99,629

Other than the revised statement of cash flows presentation of restricted cash, the adoption of ASU 2016-18 did not have an impact on the Company’s financial position and results of operations.

(g)                                 Recently Issued Accounting Guidance, Not yet Adopted

In July 2018, the FASB issued ASU 2018-09, “Codification Improvements”, which does not prescribe any new accounting guidance, but instead makes minor improvements and clarifications of several different FASB Accounting Standards Codification areas based on comments and suggestions made by various stakeholders. Certain updates are applicable immediately while others provide for a transition period to adopt as part of the next fiscal year beginning after December 15, 2018. The Company is currently evaluating this guidance to determine the impact it may have on its statements of financial position, results of operations and cash flows.

In June 2018, the FASB issued ASU 2018-07, “Improvements to Nonemployee Share-Based Payment Accounting”, which aligns the measurement and classification for share-based payments to non-employees with the accounting guidance for share-based payments to employees. Among other requirements, the measurement of non-employee awards will now be fixed at the grant date, rather than remeasured at every reporting date. This guidance is effective for interim and annual reporting periods beginning after December 15, 2018, with early application permitted. The Company will adopt this guidance upon its effective date. The Company does not expect the adoption of this guidance to have a material impact on the Company’s financial position, results of operations or cash flows.

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

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments—Credit Losses: Measurement of Credit Losses on Financial Instruments”, which changes the impairment model for most financial assets. The new model uses a forward-looking expected loss method, which will generally result in earlier recognition of allowances for losses. ASU 2016-13 is effective for annual and interim periods beginning after December 15, 2019 and early adoption is permitted for annual and interim periods beginning after December 15, 2018. The Company is evaluating the impact of this guidance on its consolidated financial statements and related disclosures.

In February 2016, the FASB issued ASU 2016-02, “Leases”, which was further clarified by ASU 2018-10, “Codification Improvements to Topic 842, Leases”, and ASU 2018-11, “Leases - Targeted Improvements”, both issued in July 2018. ASU 2016-02 affects all entities that lease assets and will require lessees to recognize a lease liability and a right-of-use asset for all leases (except for short-term leases that have a duration of less than one year) as of the date on which the lessor makes the underlying asset available to the lessee. For lessors, accounting for leases is substantially the same as in prior periods. ASU 2018-10 clarifies or corrects unintended application of guidance related to ASU 2016-02. The amendments affects narrow aspects of ASU 2016-02 related to the implicit rate in the lease, impairment of the net investment in the lease, lessee reassessment of lease classification, lessor reassessment of lease term and purchase options, variable payments that depend on an index or rate and certain transition adjustments. ASU 2018-11 adds a transition option for all entities and a practical expedient only for lessors. The transition option allows entities to not apply the new leases standard in the comparative periods they present in their financial statements in the year of adoption. Under the transition option, entities can opt to continue to apply the legacy guidance in ASC 840, “Leases”, including its disclosure requirements, in the comparative periods presented in the year they adopt the new leases standard. Entities that elect this transition option will still be required to adopt the new leases standard using the modified retrospective transition method required by the standard, but they will recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption rather than in the earliest period presented. The practical expedient provides lessors with an option to not separate the non-lease components from the associated lease components when certain criteria are met and requires them to account for the combined component in accordance with the revenue recognition standard in ASC 606 if the associated non-lease components are the predominant components. The new standards are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. For leases existing at, or entered into after the beginning of the earliest comparative period presented in the financial statements, lessees and lessors must apply a modified retrospective transition approach. While the Company expects the adoption of these standards to result in an increase to the reported assets and liabilities, the Company has not yet determined the full impact that the adoption of this standard will have on its consolidated financial statements and related disclosures.

3. Fair Value Measurements

The following tables provide the financial assets measured at fair value on a recurring basis as of June 30, 2018 and December 31, 2017 (in thousands):

	Amortized Cost or Carrying	Gross Unrealized	Gross Unrealized Losses Less Than	Gross Unrealized Losses More Than	Fair Value Hierarchy as of June 30, 2018			Aggregate
	Value	Gains	12 Months	12 Months	Level 1	Level 2	Level 3	Fair Value
Financial Assets:
Cash and cash equivalents:
Money market funds	$434,136	$—	$—	$—	$434,136	$—	$—	$434,136
Commercial paper	29,905	—	—	—	—	29,905	—	29,905
Total included in cash and cash equivalents	464,041	—	—	—	434,136	29,905	—	464,041
Marketable securities:
U.S. Treasury securities	69,898	—	(59)	(51)	69,788	—	—	69,788
Corporate debt securities and commercial paper	232,001	—	(653)	—	—	231,348	—	231,348
Total marketable securities	301,899	—	(712)	(51)	69,788	231,348	—	301,136
Total financial assets	$765,940	$—	$(712)	$(51)	$503,924	$261,253	$—	$765,177

	Amortized Cost or Carrying	Gross Unrealized	Gross Unrealized Losses Less Than	Gross Unrealized Losses More Than	Fair Value Hierarchy as of December 31, 2017			Aggregate
	Value	Gains	12 Months	12 Months	Level 1	Level 2	Level 3	Fair Value
Financial Assets:
Cash and cash equivalents:
Money market funds	$95,432	$—	$—	$—	$95,432	$—	$—	$95,432
Total included in cash and cash equivalents	95,432	—	—	—	95,432	—	—	95,432
Marketable securities:
U.S. Treasury securities	59,962	—	(216)	—	59,746	—	—	59,746
Corporate debt securities and commercial paper	116,223	—	(382)	—	—	115,841	—	115,841
Total marketable securities	176,185	—	(598)	—	59,746	115,841	—	175,587
Total financial assets	$271,617	$—	$(598)	$—	$155,178	$115,841	$—	$271,019

As of June 30, 2018, the fair value of the 0.25% convertible senior notes due 2023 (the “Notes”), as further described in Note 8 below, was approximately $571.6 million. The fair value was determined based on the closing price for the Notes on the last trading day of the reporting period and is considered as Level 2 in the fair value hierarchy.

As the Company views its marketable securities as available to support current operations, it has classified all available for sale securities as short-term. As of June 30, 2018, for fixed income securities that were in unrealized loss positions, the Company has determined that (i) it does not have the intent to sell any of these investments, and (ii) it is not more likely than not that it will be required to sell any of these investments before recovery of the entire amortized cost basis. In addition, as of June 30, 2018, the Company anticipates that it will recover the entire amortized cost basis of such fixed income securities and has determined that no other-than-temporary impairments associated with credit losses were required to be recognized during the three and six month ended June 30, 2018. Interest earned on marketable securities was $0.7 million and $1.4 million in the three and six months ended June 30, 2018, respectively; and $0.6 million and $1.1 million in the three and six months ended June 30, 2017, respectively.  The interest is recorded as other income (expense), net, in the accompanying condensed consolidated statements of operations.

The following table summarizes the contractual maturities of marketable securities as of June 30, 2018 and December 31, 2017 (in thousands):

	As of June 30, 2018		As of December 31, 2017
	Amortized Cost	Aggregate Fair Value	Amortized Cost	Aggregate Fair Value
Financial Assets:
Less than one year	$280,947	$280,339	$108,584	$108,360
One to two years	20,952	20,797	67,601	67,227
Total	$301,899	$301,136	$176,185	$175,587

4. Property and Equipment

Property and equipment consisted of the following (in thousands):

	As of June 30,	As of December 31,
	2018	2017
Capitalized internal-use software development costs	$61,726	$49,177
Leasehold improvements	14,495	14,246
Office equipment	11,119	9,652
Furniture and fixtures	2,201	1,976
Software	1,848	1,675
Total property and equipment	91,389	76,726
Less: accumulated depreciation and amortization	(34,668)	(26,185)
Total property and equipment, net	$56,721	$50,541

Depreciation and amortization expense was $4.3 million and $8.5 million for the three and six months ended June 30, 2018, respectively, and $3.1 million and $5.9 million for the three and six months ended June 30, 2017, respectively.

The Company capitalized $6.7 million and $13.1 million in internal-use software development costs in the three and six months ended June 30, 2018, respectively, and $5.2 million and $9.5 million in the three and six months ended June 30, 2017, respectively. Of this amount, stock-based compensation expense was $1.5 million and $2.9 million in the three and six months ended June 30, 2018, respectively, and $0.9 million and $1.6 million in the three and six months ended June 30, 2017, respectively.

Amortization of capitalized software development costs was $3.0 million and $5.7 million in the three and six months ended June 30, 2018, respectively, and $1.9 million and $3.7 million in the three and six months ended June 30, 2017, respectively.

5. Business Combinations

In February 2017, the Company completed its acquisition of Beepsend AB, a messaging provider based in Sweden, specializing in messaging and SMS solutions, for a total purchase price of $23.0 million, paid in cash, of which $5.0 million was held in escrow with a term of 18 months.

Additionally, the Company deposited $2.0 million into a separate escrow that was subject to future service conditions and was recorded ratably into the compensation expense as the services were rendered. As of June 30, 2018, the remaining balance in the escrow was $0.2 million.

The acquisition was accounted for as a business combination and the total purchase price was allocated to the net tangible and intangible assets and liabilities based on their fair values on the acquisition date and the excess was recorded as goodwill. The acquired entity’s results of operations have been included in the consolidated financial statements of the Company from the date of acquisition.

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

The estimated fair value of the intangible assets acquired was determined by the Company, and the Company considered or relied in part upon a valuation report of a third-party expert. The Company used the income approach to estimate the fair values of the identifiable intangible assets.

The Company incurred costs related to this acquisition of $0.7 million, of which $0.3 million and $0.4 million were incurred during fiscal years 2017 and 2016, respectively. All acquisition-related costs were expensed as incurred and have been recorded in general and administrative expenses in the accompanying condensed consolidated statements of operations.

Pro forma results of operations for this acquisition are not presented as the financial impact to the Company’s consolidated financial statements is immaterial.

6. Goodwill and Intangible Assets

Goodwill

Goodwill balance as of June 30, 2018 and December 31, 2017 was as follows (in thousands):

Total
Balance as of December 31, 2017	$17,851
Effect of exchange rate	(345)
Balance as of June 30, 2018	$17,506

Intangible assets

Intangible assets consisted of the following (in thousands):

	As of June 30, 2018
	Gross	Accumulated Amortization	Net
Amortizable intangible assets:
Developed technology	$14,706	$(7,412)	$7,294
Customer relationships	6,874	(1,384)	5,490
Supplier relationships	2,759	(717)	2,042
Trade name	60	(60)	—
Patent	2,127	(140)	1,987
Total amortizable intangible assets	26,526	(9,713)	16,813
Non-amortizable intangible assets:
Domain names	32	—	32
Trademarks	263	—	263
Total	$26,821	$(9,713)	$17,108

	As of December 31, 2017
	Gross	Accumulated Amortization	Net
Amortizable intangible assets:
Developed technology	$14,941	$(5,476)	$9,465
Customer relationships	7,159	(1,006)	6,153
Supplier relationships	2,881	(500)	2,381
Trade name	60	(60)	—
Patent	1,878	(108)	1,770
Total amortizable intangible assets	26,919	(7,150)	19,769
Non-amortizable intangible assets:
Domain names	32	—	32
Trademarks	263	—	263
Total	$27,214	$(7,150)	$20,064

Amortization expense was $1.4 million and $2.8 million for the three and six months ended June 30, 2018, respectively, and $1.5 million and $2.7 million for the three and six months ended June 30, 2017, respectively

Total estimated future amortization expense was as follows (in thousands):

As of June 30, 2018
2018 (remaining six months)	$3,595
2019	5,092
2020	2,661
2021	1,529
2022	933
Thereafter	3,003
Total	$16,813

7. Accrued Expenses and Other Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	As of June 30,	As of December 31,
	2018	2017
Accrued payroll and related	$10,284	$4,898
Accrued bonus and commission	6,479	4,777
Accrued cost of revenue	21,649	10,876
Sales and other taxes payable	21,945	20,877
ESPP contributions	1,814	1,338
Deferred rent	1,251	1,048
Accrued other expense	18,749	9,800
Total accrued expenses and other current liabilities	$82,171	$53,614

Other long-term liabilities consisted of the following (in thousands):

	As of June 30,	As of December 31,
	2018	2017
Deferred rent	$7,886	$8,480
Deferred tax liability, net	1,886	2,452
Accrued other expenses	471	477
Total other long-term liabilities	$10,243	$11,409

8. Convertible Senior Notes and Capped Call Transactions

In May 2018, the Company issued $550.0 million aggregate principal amount of 0.25% convertible senior notes due 2023 in a private placement, including $75.0 million aggregate principal amount of such Notes pursuant to the exercise in full of the over-allotment options of the initial purchasers (collectively, the “Notes”). The interest on the Notes is payable semi-annually in arrears on June 1 and December 1 of each year, beginning on December 1, 2018.

The Notes may bear special interest under specified circumstances relating to the Company’s failure to comply with its reporting obligations under the indenture relating to the issuance of Notes (the “indenture”) or if the Notes are not freely tradeable as required by the indenture. The Notes will mature on June 1, 2023, unless earlier repurchased or redeemed by the Company or converted pursuant to their terms. The total net proceeds from the debt offering, after deducting initial purchaser discounts and debt issuance costs, paid or payable by us, were approximately $537.0 million.

Each $1,000 principal amount of the Notes is initially convertible into 14.1040 shares of the Company’s Class A common stock par value $0.001, which is equivalent to an initial conversion price of approximately $70.90 per share. The conversion rate is subject to adjustment upon the occurrence of certain specified events but will not be adjusted for any accrued and unpaid special interest. In addition, upon the occurrence of a make-whole fundamental change, as defined in the indenture, the Company will, in certain circumstances, increase the conversion rate by a number of additional shares for a holder that elects to convert its Notes in connection with such make-whole fundamental change or during the relevant redemption period.

Prior to the close of business on the business day immediately preceding March 1, 2023, the Notes may be convertible at the option of the holders only under the following circumstances:

(1) during any calendar quarter commencing after September 30, 2018, and only during such calendar quarter, if the last reported sale price of the Class A common stock for at least 20 trading days (whether or not consecutive) in a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is more than or equal to 130% of the conversion price on each applicable trading day;

(2) during the five business days period after any five consecutive trading day period in which, for each trading day of that period, the trading price per $1,000 principal amount of Notes for such trading day was less than 98% of the product of the last reported sale price of the Class A common stock and the conversion rate on each such trading day;

(3) upon the Company’s notice that it is redeeming any or all of the Notes; or

(4) upon the occurrence of specified corporate events.

On or after March 1, 2023, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders of the Notes may, at their option, convert all or a portion of their Notes regardless of the foregoing conditions.

Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of Class A common stock, or a combination of cash and shares of Class A Common Stock, at the Company’s election.  It is the Company’s current intent to settle the principal amount of the Notes with cash.

During the three months ended June 30, 2018, the conditions allowing holders of the Notes to convert were not met. The Company may redeem the Notes, in whole or in part, at its option, on or after June 1, 2021 but before the 35th scheduled trading day before the maturity date, at a cash redemption price equal to 100% of the principal amount of the Notes to be redeemed, plus accrued and unpaid interest, if any, if the last reported sale price of the Class A Common Stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading days ending on, and including, the trading day immediately before the date the redemption notices were sent; and the trading day immediately before such notices were sent.

No sinking fund is provided for the Notes. Upon the occurrence of a fundamental change (as defined in the Indenture) prior to the maturity date, holders may require the Company to repurchase all or a portion of the Notes for cash at a price equal to 100% of the principal amount of the Notes to be repurchased, plus any accrued and unpaid interest to, but excluding, the fundamental change repurchase date.

The Notes are senior unsecured obligations and will rank senior in right of payment to any of the Company’s indebtedness that is expressly subordinated in right of payment to the Notes; equal in right of payment with the Company’s existing and future liabilities that are not so subordinated; effectively subordinated to any of the Company’s secured indebtedness to the extent of the value of the assets securing such indebtedness; and structurally junior to all indebtedness and other liabilities (including trade payables) of current or future subsidiaries of the Company.

The foregoing description is qualified in its entirety by reference to the text of the indenture and the form of 0.25% convertible senior notes due 2023, which are attached as Exhibits 4.1 and 4.2 to this Quarterly Report on Form 10-Q and are incorporated herein by reference.

In accounting for the issuance of the Notes, the Company separated the Notes into liability and equity components.  The carrying amount of the liability component was calculated by measuring the fair value of a similar debt instrument that does not have an associated convertible feature. The carrying amount of the equity component representing the conversion option was $119.4 million and was determined by deducting the fair value of the liability component from the par value of the Notes. The equity component is not remeasured as long as it continues to meet the conditions for equity classification. The excess of the principal amount of the liability component over its carrying amount, or the debt discount, is amortized to interest expense at an effective interest rate over the contractual terms of the Notes.

In accounting for the transaction costs related to the Notes, the Company allocated the total amount incurred to the liability and equity components of the Notes based on the proportion of the proceeds allocated to the debt and equity components. Issuance costs attributable to the liability component were approximately $10.2 million,  were recorded as an additional debt discount and are amortized to interest expense using the effective interest method over the contractual terms of the Notes. Issuance costs attributable to the equity component were netted with the equity component in stockholders’ equity.

The net carrying amount of the liability component of the Notes was as follows (in thousands):

As of June 30, 2018
Principal	$550,000
Unamortized discount	(116,951)
Unamortized issuance costs	(9,950)
Net carrying amount	$423,099

The net carrying amount of the equity component of the Notes was as follows (in thousands):

As of June 30, 2018
Proceeds allocated to the conversion options (debt discount)	$119,435
Issuance costs	(2,819)
Net carrying amount	$116,616

The following table sets forth the interest expense recognized related to the Notes (in thousands):

Three Months Ended June 30, 2018
Contractual interest expense	$164
Amortization of debt issuance costs	211
Amortization of debt discount	2,484
Total interest expense related to the Notes	$2,859

In connection with the offering of the Notes, the Company entered into privately-negotiated capped call transactions with certain counterparties (the “capped calls”). The capped calls each have an initial strike price of approximately $70.90 per share, subject to certain adjustments, which corresponds to the initial conversion price of the Notes. The capped calls have initial cap prices of $105.04 per share, subject to certain adjustments. The capped calls cover, subject to anti-dilution adjustments, approximately 7,757,200 shares of Class A Common Stock. The capped calls are generally intended to reduce or offset the potential dilution to the Class A Common Stock upon any conversion of the Notes with such reduction or offset, as the case may be, subject to a cap based on the cap price. The capped calls expire on the earlier of (i) the last day on which any convertible securities remain outstanding and (ii) June 1, 2023, subject to earlier exercise. The capped calls are subject to either adjustment or termination upon the occurrence of specified extraordinary events affecting the Company, including a merger event, a tender offer, and a nationalization, insolvency or delisting involving the Company. In addition, the capped calls are subject to certain specified additional disruption events that may give rise to a termination of the capped calls, including changes in law, insolvency filings, and hedging disruptions. The capped call transactions are recorded in stockholders’ equity and are not accounted for as derivatives. The net cost of $58.5 million incurred to purchase the capped call transactions was recorded as a reduction to additional paid-in capital in the accompanying condensed consolidated balance sheet.

9. Supplemental Balance Sheet Information

A roll-forward of the Company’s reserves is as follows (in thousands):

(a)                                 Allowance for doubtful accounts:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Balance, beginning of period	$1,404	$770	$1,033	$1,076
Additions	1,140	210	1,515	282
Write-offs	(8)	(57)	(12)	(435)
Balance, end of period	$2,536	$923	$2,536	$923

b)                                     Sales credit reserve:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Balance, beginning of period	$1,702	$818	$1,761	$544
Additions	1,544	421	2,651	972
Deductions against reserve	(621)	(505)	(1,787)	(782)
Balance, end of period	$2,625	$734	$2,625	$734

10. Revenue by Geographic Area

Revenue by geographic area is based on the IP address at the time of registration. The following table sets forth revenue by geographic area (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenue by geographic area:
United States	$111,244	$75,103	$209,879	$145,201
International	36,510	20,767	66,991	38,041
Total	$147,754	$95,870	$276,870	$183,242
Percentage of revenue by geographic area:
United States	75%	78%	76%	79%
International	25%	22%	24%	21%

Long-lived assets outside the United States were not significant.

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

Rent expense was $2.1 million and $4.2 million for the three and six months ended June 30, 2018, respectively, and $2.1 million and $4.0 million for the three and six months ended June 30, 2017, respectively.

Future minimum lease payments under non-cancelable operating leases were as follows (in thousands):

Year Ending December 31:	As of June 30, 2018
2018 (remaining six months)	$4,604
2019	8,070
2020	7,102
2021	7,033
2022	5,864
Thereafter	10,189
Total minimum lease payments	$42,862

Additionally, in the three and six months ended June 30, 2018, the Company entered into several non-cancellable vendor agreements with a term from one to two years for total purchase commitments of $3.3 million and $7.8 million, respectively.

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

On March 28, 2016, Telesign filed a second lawsuit against the Company in the United States District Court, Central District of California (“Telesign II”), alleging infringement of U.S. Patent No. 9,300,792 (‘792”) held by Telesign. The ‘792 patent is in the same patent family as the ‘920 and ‘038 patents asserted in Telesign I. On March 8, 2017, in response to a petition by the Company, the PTO issued an order instituting the inter partes review for the ‘792 patent. On March 6, 2018, the PTO found all claims challenged by Twilio in the inter partes review unpatentable. On March 15, 2017, Twilio filed a motion to consolidate and stay related cases pending the conclusion of the ‘792 patent inter partes review, which the court granted. The Central District of California court lifted the stay on April 13, 2018. The court transferred the cases to the United States District Court, Northern District of California.  With respect to each of the patents asserted in the now-consolidated Telesign I and Telesign II cases (“TeleSign I/II”), the consolidated complaint seeks, among other things, to enjoin the Company from allegedly infringing the patents, along with damages for lost profits. The Telesign I/II litigation is currently ongoing.

On December 1, 2016, the Company filed a patent infringement lawsuit against Telesign in the United States District Court, Northern District of California (“Telesign III”), alleging indirect infringement of United States Patent No. 8,306,021 (“021”), United States Patent No. 8,837,465 (“465”), United States Patent No. 8,755,376 (“376”), United States Patent No. 8,736,051 (“051”), United States Patent No. 8,737,962 (“962”), United States Patent No. 9,270,833 (“833”), and United States Patent No. 9,226,217 (“217”). Telesign filed a motion to dismiss the complaint on January 25, 2017. In two orders, issued on March 31, 2017 and April 17, 2017, the Court granted Telesign’s motion to dismiss with respect to the ‘962, ‘833, ‘051 and ‘217 patents, but denied Telesign’s motion to dismiss as to the ‘021, ‘465 and ‘376 patents. On August 23, 2017, Telesign petitioned the U.S. Patent and Trademark Office (“U.S. PTO”) for inter partes review of the ‘021, ‘465, and ‘376 patents. On March 9, 2018, the PTO denied Telesign’s petition for inter partes review of the ‘021 patent and granted Telesign’s petitions for inter partes review of the ‘465 and ‘376 patents.  Telesign III is currently stayed pending resolution of the inter partes reviews of the ‘465 and ‘376 patents. The Company is seeking a judgment of infringement, a judgment of willful infringement, monetary and injunctive relief, enhanced damages, and an award of costs and expenses against Telesign.

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

As of June 30, 2018 and December 31, 2017, no amounts were accrued.

(d)                                 Other Taxes

The Company conducts operations in many tax jurisdictions throughout the United States. In many of these jurisdictions, non-income-based taxes, such as sales and use and telecommunications taxes are assessed on the Company’s operations. Prior to March 2017, the Company had not billed nor collected these taxes from its customers and, in accordance with U.S. GAAP, recorded a provision for its tax exposure in these jurisdictions when it was both probable that a liability had been incurred and the amount of the exposure could be reasonably estimated. These estimates included several key assumptions including, but not limited to, the taxability of the Company’s services, the jurisdictions in which its management believed it has nexus, and the sourcing of revenues to those jurisdictions. Starting in March 2017, the Company began collecting these taxes from customers in certain jurisdictions, and since then has expanded the number of jurisdictions where these taxes are being collected. Effective January 2018, the Company began collecting taxes in one additional jurisdiction and accordingly, the Company is no longer recording a provision for its exposure in that jurisdiction. The Company expects to continue to expand the number of jurisdictions where these taxes will be collected in the future. Simultaneously, the Company was and continues to be in discussions with certain states regarding its prior state sales and other taxes, if any, that the Company may owe.

During 2017, the Company revised its estimates of its tax exposure based on settlements reached with various states indicating that certain revisions to the key assumptions including, but not limited to, the sourcing of revenue and the taxability of the Company’s services were appropriate. In the year ended December 31, 2017, the total impact of these changes on the net loss attributable to common stockholders was a reduction of $13.4 million. As of June 30, 2018 and December 31, 2017, the liability recorded for these taxes was $21.9 million and $20.9 million, respectively.

On June 21, 2018, the U.S. Supreme Court issued an opinion in South Dakota v. Wayfair permitting a state to require a seller to collect sales tax even if the seller has no physical presence in that state.  This opinion reversed a prior U.S. Supreme Court opinion requiring a physical presence by the seller.  We are evaluating the opinion as it applies to our facts and circumstances.

In the event other jurisdictions challenge management’s assumptions and analysis, the actual exposure could differ materially from the current estimates.

12. Stockholders’ Equity

(a)                                 Preferred Stock

As of June 30, 2018 and December 31, 2017, the Company had authorized 100,000,000 shares of preferred stock, par value $0.001, of which no shares were issued and outstanding.

(b)                                 Common Stock

As of June 30, 2018 and December 31, 2017, the Company had authorized 1,000,000,000 shares of Class A common stock and 100,000,000 shares of Class B common stock, each par value $0.001 per share. As of June 30, 2018, 76,511,357 shares of Class A common stock and 20,828,123 shares of Class B common stock were issued and outstanding. As of December 31, 2017, 69,906,550 shares of Class A common stock and 24,063,246 shares of Class B common stock were issued and outstanding.

The Company had reserved shares of common stock for issuance as follows:

	As of June 30,	As of December 31,
	2018	2017
Stock options issued and outstanding	9,527,562	10,710,427
Nonvested restricted stock units issued and outstanding	7,705,589	5,665,459
Class A common stock reserved for Twilio.org	635,014	635,014
Stock-based awards available for grant under 2016 Plan	10,877,345	10,200,189
Stock-based awards available for grant under 2016 ESPP*	3,216,460	2,478,343
Class A common stock reserved for the convertible senior notes	10,472,165	—
Total	42,434,135	29,689,432

* Class A common stock committed for purchase under the 2016 ESPP was 131,581 shares and 235,372 shares as of June 30, 2018 and December 31, 2017, respectively.

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

On each purchase date, eligible employees purchase the Company’s stock at a price per share equal to 85% of the lesser of (i) the fair market value of the Company’s Class A common stock on the offering date or (ii) the fair market value of the Company’s Class A common stock on the purchase date.

In the three months ended June 30, 2018 and 2017, 201,581 and 580,705 shares of Class A common stock were purchased under the 2016 ESPP, respectively, and 131,581 shares are expected to be purchased in November 2018. As of June 30, 2018, total unrecognized compensation cost related to the 2016 ESPP was $1.4 million, which will be amortized over a weighted-average period of 0.4 years.

Stock-based awards activity under the 2008 Plan and 2016 Plan was as follows:

Stock Options

	Number of options outstanding	Weighted- average exercise price (per share)	Weighted- average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Outstanding options as of December 31, 2017	10,155,427	$10.31	7.12	$145,763
Granted	1,140,048	33.99
Exercised	(2,150,801)	6.38
Forfeited and cancelled	(172,112)	8.54
Outstanding options as of June 30, 2018	8,972,562	$14.29	7.25	$374,398
Options vested and exercisable as of June 30, 2018	4,825,743	$8.60	6.35	$228,834

Aggregate intrinsic value represents the difference between the fair value of the Company’s Class A common stock as reported on the New York Stock Exchange and the exercise price of outstanding “in-the-money” options. The aggregate intrinsic value of stock options exercised was $43.4 million and $74.5 million during the three and six months ended June 30, 2018, respectively, and $22.5 million and $100.7 million during the three and six months ended June 30, 2017, respectively.

The total estimated grant date fair value of options vested was $4.8 million and $12.8 million during the three and six months ended June 30, 2018, respectively, and $4.6 million and $8.7 million during the three and six months ended June 30, 2017, respectively.

The weighted-average grant-date fair value per share of options granted was $19.1 and $15.7 during the three and six months ended June 30, 2018, respectively, and $11.46 and $13.48 during the three and six months ended June 30, 2017, respectively.

On February 28, 2017, the Company granted a total of 555,000 shares of performance-based stock options in three distinct awards to an employee with grant date fair values of $13.48, $10.26 and $8.41 per share for a total grant value of $5.9 million. The first half of each award vests upon satisfaction of a performance condition and the remainder vests thereafter in equal monthly installments over a 24-month period. The achievement window expires after 4.3 years from the date of grant and the stock options expire seven years after the date of grant. The performance condition for the first award was satisfied on March 31, 2018.

The stock options are amortized over a derived service period, as adjusted, of 3.1 years, 4.6 years and 5.4 years, respectively. The stock options value and the derived service period were estimated using the Monte-Carlo simulation model. The following table summarizes the details of the performance options:

	Number of options outstanding	Weighted- average exercise price (per share)	Weighted- average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Outstanding options as of December 31, 2017	555,000	$31.72	6.0	$—
Granted	—	—
Exercised	—	—
Forfeited and cancelled	—	—
Outstanding options as of June 30, 2018	555,000	$31.72	5.9	$13,487
Options vested and exercisable as of June 30, 2018	92,500	$31.72	5.9	$2,248

As of June 30, 2018, total unrecognized compensation cost related to nonvested stock options was $42.1 million, which will be amortized over a weighted-average period of 2.2 years.

Restricted Stock Units

	Number of awards outstanding	Weighted- average grant date fair value (per share)	Aggregate intrinsic value (in thousands)
Nonvested RSUs as of December 31, 2017	5,665,459	$29.29	$133,648
Granted	3,459,051	35.5
Vested	(1,041,782)	28.8
Forfeited and cancelled	(377,139)	28.9
Nonvested RSUs as of June 30, 2018	7,705,589	$32.2	$431,652

As of June 30, 2018, total unrecognized compensation cost related to nonvested RSUs was $229.7 million, which will be amortized over a weighted-average period of 3.2 years.

Valuation Assumptions

The fair value of employee stock options was estimated on the date of grant using the following assumptions in the Black-Scholes option pricing model:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Employee Stock Options:
Fair value of common stock	$41.22	$24.77	$33.01- $41.22	$24.77 -$31.96
Expected term (in years)	6.08	6.08	6.08	6.08
Expected volatility	44.16%	46.1%	44.09%-44.16%	46.1%-47.6%
Risk-free interest rate	2.86%	1.9%	2.74%-2.86%	1.9%-2.1%
Dividend rate	0%	0%	0%	0%

Employee Stock Purchase Plan:
Expected term (in years)	0.5	0.5	0.5	0.5
Expected volatility	39.78%	33.2%	39.78%	33.2%
Risk-free interest rate	2.09%	1.1%	2.09%	1.1%
Dividend rate	0%	0%	0%	0%

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

Stock-Based Compensation Expense

The Company recorded total stock-based compensation expense as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Cost of revenue	$266	$142	$488	$280
Research and development	9,749	5,710	17,621	10,194
Sales and marketing	5,049	2,363	8,908	4,358
General and administrative	5,942	4,185	11,529	6,953
Total	$21,006	$12,400	$38,546	$21,785

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

The following table sets forth the calculation of basic and diluted net loss per share attributable to common stockholders during the periods presented (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net loss attributable to common stockholders	$(24,006)	$(7,109)	$(47,735)	$(21,336)
Weighted-average shares used to compute net loss per share attributable to common stockholders, basic and diluted	96,348,356	90,873,305	95,515,583	89,722,874
Net loss per share attributable to common stockholders, basic and diluted	$(0.25)	$(0.08)	$(0.50)	$(0.24)

The following outstanding shares of common stock equivalents were excluded from the calculation of the diluted net loss per share attributable to common stockholders because their effect would have been anti-dilutive:

	As of June 30,
	2018	2017
Stock options issued and outstanding	9,527,562	12,491,714
Nonvested restricted stock units issued and outstanding	7,705,589	3,686,232
Class A common stock reserved for Twilio.org	635,014	680,397
Class A common stock committed under 2016 ESPP	131,581	227,462
Unvested shares subject to repurchase	334	27,844
Total	18,000,080	17,113,649

Since the Company expects to settle the principal amount of its outstanding convertible senior notes in cash and any excess in shares of the Company’s Class A common stock, the Company uses the treasury stock method for calculating any potential dilutive effect of the conversion spread on diluted net income per share, if applicable. The conversion spread will have a dilutive impact on diluted net income per share of Class A common stock when the average market price of the Company’s Class A common stock for a given period exceeds the conversion price of $70.90 per share for the Notes.

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

The Company recorded a provision for income taxes of $0.2 million and $0.3 million for the three and six months ended June 30, 2018, respectively, and $0.5 million for both the three and the six months ended June 30, 2017.  The provision for income taxes consists primarily of income taxes and withholding taxes in foreign jurisdictions in which the Company conducts business. The Company’s U.S. operations have been in a loss position and the Company maintains a full valuation allowance against its U.S. deferred tax assets.

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

The SEC staff issued SAB 118, which provides guidance on accounting for the tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC 740. The Company has not completed its accounting assessment for the effects of the Tax Act as of June 30, 2018; however, the final accounting assessment will occur no later than one year from the date the Tax Act was enacted.  The Company has also considered and estimated a number of provisions of the Tax Act effective January 1, 2018 and, based on the initial assessment, the Company has determined that the Tax Act did not have a material effect on its consolidated financial statements for the three and six months ended June 30, 2018.

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

As of June 30, 2018, our customers’ applications that are embedded with our products could reach users via voice, messaging and video in nearly every country in the world, and our platform offered customers local telephone numbers in over 100 countries and text-to-speech functionality in 26 languages. We support our global business through 27 cloud data centers in nine regions around the world and have developed contractual relationships with network service providers globally.

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

We have achieved significant growth in recent periods. In the three months ended June 30, 2018 and 2017, our revenue was $147.8 million and $95.9 million, respectively. In the three months ended June 30, 2018 and 2017, our 10 largest Active Customer Accounts generated an aggregate of 17% and 21% of our revenue, respectively. For each of the three months ended June 30, 2018 and 2017, among our 10 largest Active Customer Accounts we had three Variable Customer Accounts representing 8% of our revenue. For the three months ended June 30, 2018 and 2017, our Base Revenue was $135.0 million and $87.6 million, respectively. We incurred a net loss of $24.0 million and $7.1 million, for the three months ended June 30, 2018 and 2017, respectively. See the section titled “—Key Business Metrics—Base Revenue” below for a discussion of Base Revenue.

Key Business Metrics

	Three Months Ended June 30,
	2018	2017
Number of Active Customer Accounts (as of end date of period)	57,350	43,431
Base Revenue (in thousands)	$135,004	$87,583
Base Revenue Growth Rate	54%	55%
Dollar-Based Net Expansion Rate	137%	131%

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

In the three months ended June 30, 2018 and 2017, revenue from Active Customer Accounts represented over 99% of total revenue in each period.

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

In each of the three months ended June 30, 2018 and 2017, we had six Variable Customer Accounts, which represented 9% of our total revenue.

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

Key Components of Statements of Operations

Revenue.  We derive our revenue primarily from usage-based fees earned from customers using the software products within our Engagement Cloud and Programmable Communications Cloud. These usage-based software products include offerings, such as Programmable Voice, Programmable Messaging and Programmable Video. Some examples of the usage-based fees for which we charge include minutes of call duration activity for our Programmable Voice products, number of text messages sent or received using our Programmable Messaging products and number of authentications for our Account Security products. In the three months ended June 30, 2018 and 2017, we generated 84% and 83% of our revenue, respectively, from usage-based fees. We also earn monthly flat fees from certain fee-based products, such as telephone numbers, short codes and customer support.

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

Our gross margin has been and will continue to be affected by a number of factors, including the timing and extent of our investments in our operations, increases or decreases in our network service provider and cloud infrastructure-related fees, the mix of U.S. usage compared to international usage, exchange rate fluctuations related to network service provider fees denominated in currencies other than the U.S. dollar, the mix of products that are less dependent on the traditional network service provider networks, the timing of amortization of capitalized software development costs, and the extent to which we periodically choose to pass on our cost savings from platform optimization efforts to our customers in the form of lower usage prices.

Operating Expenses.  The most significant components of operating expenses are personnel costs, which consist of salaries, benefits, ad-hoc bonuses, stock-based compensation and compensation expenses related to stock repurchases from employees. We also incur other non-personnel costs related to our general overhead expenses. We expect that our operating costs will increase in absolute dollars.

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

We have not completed our accounting assessment for the effects of the Tax Act as of June 30, 2018; however, based on our initial assessment, we have determined that the Tax Act did not have a material effect on our condensed consolidated financial statements for the three months ended June 30, 2018.

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

	Three Months Ended June 30,
	2018	2017
	(In thousands)
Reconciliation:
Gross profit	$79,814	$53,537
Non-GAAP adjustments:
Stock-based compensation	266	142
Amortization of acquired intangibles	1,125	1,182
Non-GAAP gross profit	$81,205	$54,861
Non-GAAP gross margin	55%	57%

Non-GAAP Operating Expenses.  For the periods presented, we define non-GAAP operating expenses (including categories of operating expenses) as GAAP operating expenses (and categories of operating expenses) adjusted to exclude, as applicable, stock-based compensation, amortization of acquired intangibles, acquisition-related expenses, release of tax liability upon obligation settlement and payroll taxes related to stock-based compensation.

	Three Months Ended June 30,
	2018	2017
	(In thousands)
Reconciliation:
Operating expenses	$101,772	$60,607
Non-GAAP adjustments:
Stock-based compensation	(20,740)	(12,258)
Amortization of acquired intangibles	(226)	(260)
Acquisition-related expenses	—	(58)
Release of tax liability upon obligation settlement	—	12,161
Payroll taxes related to stock-based compensation	(1,811)	(604)
Non-GAAP operating expenses	$78,995	$59,588

Non-GAAP Income (Loss) from Operations and Non-GAAP Operating Margin.  For the periods presented, we define non-GAAP income (loss) from operations and non-GAAP operating margin as GAAP loss from operations and GAAP operating margin, respectively, adjusted to exclude stock-based compensation, amortization of acquired intangibles, acquisition-related expenses, release of tax liability upon obligation settlement and payroll taxes related to stock-based compensation.

	Three Months Ended June 30,
	2018	2017
	(In thousands)
Reconciliation:
Loss from operations	$(21,958)	$(7,070)
Non-GAAP adjustments:
Stock-based compensation	21,006	12,400
Amortization of acquired intangibles	1,351	1,442
Acquisition-related expenses	—	58
Release of tax liability upon obligation settlement	—	(12,161)
Payroll taxes related to stock-based compensation	1,811	604
Non-GAAP income (loss) from operations	$2,210	$(4,727)
Non-GAAP operating margin	1%	(5)%

Results of Operations

The following tables set forth our results of operations for the periods presented and as a percentage of our total revenue for those periods. The period-to-period comparison of our historical results are not necessarily indicative of the results that may be expected in the future.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands)
Condensed Consolidated Statements of Operations Data:
Revenue	$147,754	$95,870	$276,870	$183,242
Cost of revenue(1) (2)	67,940	42,333	127,522	79,619
Gross profit	79,814	53,537	149,348	103,623
Operating expenses:
Research and development(1) (2)	39,811	29,714	77,387	56,236
Sales and marketing(1) (2)	37,749	26,153	70,571	47,269
General and administrative(1) (2)	24,212	4,740	47,605	21,943
Total operating expenses	101,772	60,607	195,563	125,448
Loss from operations	(21,958)	(7,070)	(46,215)	(21,825)
Other income (expenses), net	(1,898)	471	(1,233)	969
Loss before provision for income taxes	(23,856)	(6,599)	(47,448)	(20,856)
Provision for income taxes	(150)	(510)	(287)	(480)
Net loss attributable to common stockholders	$(24,006)	$(7,109)	$(47,735)	$(21,336)

(1)                                     Includes stock-based compensation expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands)
Cost of revenue	$266	$142	$488	$280
Research and development	9,749	5,710	17,621	10,194
Sales and marketing	5,049	2,363	8,908	4,358
General and administrative	5,942	4,185	11,529	6,953
Total	$21,006	$12,400	$38,546	$21,785

(2)                                     Includes amortization of acquired intangibles as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands)
Cost of revenue	$1,125	$1,182	$2,323	$2,179
Research and development	—	38	22	76
Sales and marketing	206	202	426	319
General and administrative	20	20	40	44
Total	$1,351	$1,442	$2,811	$2,618

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Consolidated Statements of Operations, as a percentage of revenue:**
Revenue	100%	100%	100%	100%
Cost of revenue	46	44	46	43
Gross profit	54	56	54	57
Operating expenses:
Research and development	27	31	28	31
Sales and marketing	26	27	25	26
General and administrative	16	5	17	12
Total operating expenses	69	63	71	68
Loss from operations	(15)	(7)	(17)	(12)
Other income (expenses), net	(1)	*	*	*
Loss before provision for income taxes	(16)	(7)	(17)	(12)
Provision for income taxes	*	(1)	*	*
Net loss attributable to common stockholders	(16)%	(8)%	(17)%	(12)%

*                                         Less than 0.5% of revenue.

**                                  Columns may not add up to 100% due to rounding.

Comparison of the Three Months Ended June 30, 2018 and 2017

Revenue

	Three Months Ended June 30,
	2018	2017	Change
	(Dollars in thousands)
Base Revenue	$135,004	$87,583	$47,421	54%
Variable Revenue	12,750	8,287	4,463	54%
Total revenue	$147,754	$95,870	$51,884	54%

In the three months ended June 30, 2018, Base Revenue increased by $47.4 million, or 54%, compared to the same period last year, and represented 91% of total revenue in both the three months ended June 30, 2018 and 2017. This increase was primarily attributable to an increase in the usage of our products, particularly our Programmable Messaging products and Programmable Voice products, and the adoption of additional products by our existing customers. This increase was partially offset by pricing decreases that we have implemented over time in the form of lower usage prices, in an effort to increase the reach and scale of our platform. The changes in usage and price in the three months ended June 30, 2018 were reflected in our Dollar-Based Net Expansion Rate of 137%. The increase in usage was also attributable to a 32% increase in the number of Active Customer Accounts, from 43,431 as of June 30, 2017, to 57,350 as of June 30, 2018.

In the three months ended June 30, 2018, Variable Revenue increased by $4.5 million, or 54%, compared to the same period last year, and represented 9% of total revenue in both the three months ended June 30, 2018 and 2017. This increase was primarily attributable to the increase in the usage of products by our existing Variable Customer Accounts.

U.S. revenue and international revenue represented $111.2 million, or 75%, and $36.5 million, or 25%, respectively, of total revenue in the three months ended June 30, 2018, compared to $75.1 million, or 78%, and $20.8 million, or 22%, respectively, of total revenue in the three months ended June 30, 2017. The increase in international revenue was attributable to the growth in usage of our products, particularly our Programmable Messaging products and Programmable Voice products, by our existing international Active Customer Accounts, and a 38% increase in the number of international Active Customer Accounts driven in part by our focus on expanding our sales to customers outside of the United States.

Cost of Revenue and Gross Margin

	Three Months Ended June 30,
	2018	2017	Change
	(Dollars in thousands)
Cost of revenue	$67,940	$42,333	$25,607	60%
Gross margin	54%	56%

In the three months ended June 30, 2018, cost of revenue increased by $25.6 million, or 60%, compared to the same period last year. The increase in cost of revenue was primarily attributable to a $22.9 million increase in network service providers’ costs and a $1.8 million increase in cloud infrastructure fees both to support the growth in usage of our products.

In the three months ended June 30, 2018, gross margin percentage declined primarily as a result of higher network service provider costs related to foreign currency fluctuations, certain downward price adjustments that were made by us in 2017 as a result of the high volume growth of a large customer, an increasing mix of international product usage and an increase in network service provider fees in certain geographies, which was partially offset by product mix.

Operating Expenses

	Three Months Ended June 30,
	2018	2017	Change
	(Dollars in thousands)
Research and development	$39,811	$29,714	$10,097	34%
Sales and marketing	37,749	26,153	11,596	44%
General and administrative	24,212	4,740	19,472	411%
Total operating expenses	$101,772	$60,607	$41,165	68%

In the three months ended June 30, 2018, research and development expenses increased by $10.1 million, or 34%, compared to the same period last year. The increase was primarily attributable to a $7.4 million increase in personnel costs, net of a $1.3 million increase in capitalized software development costs, largely as a result of a 12% average increase in our research and development headcount, as we continued to focus on enhancing our existing products and introducing new products, as well as enhancing product management and other technical functions. The increase was also due to a $0.9 million increase in cloud infrastructure fees to support the staging and development of our products, a $0.3 million increase in professional services fees, a $0.2 million increase in outsourced engineering services and a $0.2 million increase in amortization expense.

In the three months ended June 30, 2018, sales and marketing expenses increased by $11.6 million, or 44%, compared to the same period last year. The increase was primarily attributable to a $11.0 million increase in personnel costs, largely as a result of a 44% average increase in sales and marketing headcount as we continued to expand our sales efforts in the United States and internationally.

In the three months ended June 30, 2018, general and administrative expenses increased by $19.5 million, or 411%, compared to the same period last year. The increase was primarily attributable to the $12.2 million release of tax liability upon certain obligation settlements and estimate revisions that occurred in the three months ended June 30, 2017, and did not reoccur in the same period in 2018. The remaining increase was primarily attributable to a $3.5 million increase in personnel costs, largely as a result of a 29% average increase in general and administrative headcount to support the growth of our business domestically and internationally and a $1.3 million increase in professional services fees primarily related to our operations as a public company and our on-going litigation matters.

Other Income (Expenses), net

	Three Months Ended June 30,
	2018	2017	Change
	(Dollars in thousands)
Other income (expenses), net	$(1,898)	$471	$(2,369)	(503)%

In the three months ended June 30, 2018, net other income (expenses) decreased by $2.4 million, or 503%, compared to the same period last year, primarily due to $2.7 million amortization of debt discount and issuance costs related to our 0.25% convertible senior notes due 2023 (the “Notes”) issued in May 2018, partially offset by net gains in foreign currencies due to their fluctuation relative to the U.S. dollar.

Comparison of the Six Months Ended June 30, 2018 and 2017

Revenue

	Six Months Ended June 30,
	2018	2017	Change
	(Dollars in thousands)
Base Revenue	$252,511	$168,226	$84,285	50%
Variable Revenue	24,359	15,016	9,343	62%
Total revenue	$276,870	$183,242	$93,628	51%

In the six months ended June 30, 2018, Base Revenue increased by $84.3 million, or 50%, compared to the same period last year, and represented 91% and 92% of total revenue in the six months ended June 30, 2018 and 2017, respectively. This increase was primarily attributable to an increase in the usage of our products, particularly our Programmable Messaging products and Programmable Voice products, and the adoption of additional products by our existing customers. This increase was partially offset by pricing decreases that we have implemented over time in the form of lower usage prices, in an effort to increase the reach and scale of our platform. The changes in usage and price in the six months ended June 30, 2018 were reflected in our Dollar-Based Net Expansion Rate of 134%. The increase in usage was also attributable to a 32% increase in the number of Active Customer Accounts, from 43,431 as of June 30, 2017, to 57,350 as of June 30, 2018.

In the six months ended June 30, 2018, Variable Revenue increased by $9.3 million, or 62%, compared to the same period last year, and represented 9% and 8% of total revenue in the six months ended June 30, 2018 and 2017, respectively. This increase was primarily attributable to the increase in the usage of products by our existing Variable Customer Accounts.

U.S. revenue and international revenue represented $209.9 million, or 76%, and $67.0 million, or 24%, respectively, of total revenue in the six months ended June 30, 2018, compared to $145.2 million, or 79%, and $38.0 million, or 21%, respectively, of total revenue in the six months ended June 30, 2017. The increase in international revenue was attributable to the growth in usage of our products, particularly our Programmable Messaging products and Programmable Voice products, by our existing international Active Customer Accounts, and a 38% increase in the number of international Active Customer Accounts driven in part by our focus on expanding our sales to customers outside of the United States.

Cost of Revenue and Gross Margin

	Six Months Ended June 30,
	2018	2017	Change
	(Dollars in thousands)
Cost of revenue	$127,522	$79,619	$47,903	60%
Gross margin	54%	57%

In the six months ended June 30, 2018, cost of revenue increased by $47.9 million, or 60%, compared to the same period last year. The increase in cost of revenue was primarily attributable to a $43.1 million increase in network service providers’ costs and a $3.1 million increase in cloud infrastructure fees both to support the growth in usage of our products.

In the six months ended June 30, 2018, gross margin percentage declined primarily as a result of higher network service provider costs related to foreign currency fluctuations, certain price adjustments that were made by us in 2017 as a result of the high volume growth of a large customer, an increasing mix of international product usage, and an increase in network service provider fees in certain geographies, an increase in network service provider fees in certain geographies, which was partially offset by product mix.

Operating Expenses

	Six Months Ended June 30,
	2018	2017	Change
	(Dollars in thousands)
Research and development	$77,387	$56,236	$21,151	38%
Sales and marketing	70,571	47,269	23,302	49%
General and administrative	47,605	21,943	25,662	117%
Total operating expenses	$195,563	$125,448	$70,115	56%

In the six months ended June 30, 2018, research and development expenses increased by $21.2 million, or 38%, compared to the same period last year. The increase was primarily attributable to a $15.5 million increase in personnel costs, net of a $3.1 million increase in capitalized software development costs, largely as a result of an 18% average increase in our research and development headcount, as we continued to focus on enhancing our existing products and introducing new products, as well as enhancing product management and other technical functions. The increase was also due to a $1.7 million increase in cloud infrastructure fees to support the staging and development of our products, a $0.8 million increase in amortization expense, a $0.5 million increase in professional services fees and a $0.5 million increase in outsourced engineering services.

In the six months ended June 30, 2018, sales and marketing expenses increased by $23.3 million, or 49%, compared to the same period last year. The increase was primarily attributable to a $20.8 million increase in personnel costs, largely as a result of a 48% average increase in sales and marketing headcount as we continued to expand our sales efforts in the United States and internationally and a $1.6 million increase in the expenses related to brand awareness programs.

In the six months ended June 30, 2018, general and administrative expenses increased by $25.7 million, or 117%, compared to the same period last year. The increase was primarily attributable to the $13.1 million release of tax liability upon certain obligation settlements and estimate revisions that occurred in the six months ended June 30, 2017, and did not reoccur in the same period in 2018. The remaining increase was primarily attributable to a $7.5 million increase in personnel costs, largely as a result of a 38% average increase in general and administrative headcount to support the growth of our business domestically and internationally and a $2.7 million increase in professional services fees primarily related to our operations as a public company and our on-going litigation matters.

Other Income (Expenses), net

	Six Months Ended June 30,
	2018	2017	Change
	(Dollars in thousands)
Other income (expenses), net	$(1,233)	$969	$(2,202)	(227)%

In the six months ended June 30, 2018, net other income (expenses) decreased by $2.2 million, or 227%, compared to the same period last year, primarily due to $2.7 million amortization of debt discount and issuance costs related to our 0.25% convertible senior notes due 2023 (the “Notes”) issued in May 2018, partially offset by net gains in foreign currencies due to their fluctuation relative to the U.S. dollar.

Liquidity and Capital Resources

To date, our principal sources of liquidity have been (i) the net proceeds of $155.5 million and $64.4 million, net of underwriting discounts and offering expenses, from our initial public offering in June 2016 and our follow-on public offering in October 2016, respectively; (ii)  the net proceeds we received through private sales of equity securities; (iii) the net proceeds of approximately $537.0 million, after deducting initial purchaser discounts and debt issuance costs paid or payable by us, from issuance of the Notes, as described in Note 8 to our unaudited condensed consolidated financial statement included elsewhere in this Quarterly Report on Form 10-Q; and (iv) the payments received from customers using our products.  From our inception through March 31, 2016, we completed several rounds of equity financing through the sale of our convertible preferred stock for total net proceeds of $237.1 million.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2018	2017
		(As Adjusted)
Cash provided (used) by operating activities	$19,225	$(4,049)
Cash used in investing activities	(138,117)	(235,461)
Cash provided by financing activities	496,301	24,817
Effect of exchange rate changes on cash, cash equivalents and restricted cash	818	42
Net increase (decrease) in cash, cash equivalents and restricted cash	$378,227	$(214,651)

Cash Flows from Operating Activities

In the six months ended June 30, 2018, cash provided by operating activities consisted primarily of our net loss of $47.7 million adjusted for non-cash items, including $38.5 million of stock-based compensation expense, $11.4 million of depreciation and amortization expense, $2.7 million of amortization of the debt discount and issuance costs related to our Notes and $12.1 million of cumulative changes in operating assets and liabilities. With respect to changes in operating assets and liabilities, accounts payable and other current liabilities increased $40.6 million primarily due to increases in transaction volumes. Deferred revenue decreased $4.5 million primarily due to a $7.8 million reclassification of customer deposits caused by the implementation of the new accounting guidance for revenue, as described in Note 2 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. This decrease in deferred revenue was partially offset by increases due to transaction volumes and timing of customer prepayments. Accounts receivable and prepaid expenses increased $28.9 million, which resulted primarily from the timing of cash receipts from certain of our larger customers, pre-payments for cloud infrastructure fees and certain operating expenses.

In the six months ended June 30, 2017, cash used in operating activities consisted primarily of our net loss of $21.3 million adjusted for non-cash items, including $21.8 million of stock-based compensation expense, $8.5 million of depreciation and amortization expense and $13.2 million of cumulative changes in operating assets and liabilities. With respect to changes in operating assets and liabilities, accounts payable and other liabilities decreased $7.6 million and deferred revenue increased $2.4 million, primarily due to a $13.1 million release of tax liability upon certain obligation settlements and estimate revisions, partially offset by increases in transaction volumes and additional accruals of sales and other taxes. Accounts receivable and prepaid expenses increased $7.3 million, which resulted primarily from the timing of cash receipts from certain of our larger customers, pre-payments for cloud infrastructure fees and certain operating expenses.

Cash Flows from Investing Activities

In the six months ended June 30, 2018, cash used in investing activities was $138.1 million primarily consisting of $125.8 million of purchases of marketable securities, net of maturities, and $10.0 million related to capitalized software development costs.

In the six months ended June 30, 2017, cash used in investing activities was $235.5 million, primarily consisting of $197.9 million of purchases of marketable securities, net of maturities, a $22.6 million payment for a business acquisition, net of cash acquired, $8.0 million related to capitalized software development costs and a $6.8 million increase in purchases of capital assets primarily related to the leasehold improvements under our new office lease.

Cash Flows from Financing Activities

In the six months ended June 30, 2018, cash provided by financing activities was $496.3 million primarily consisting of $537.5 million net proceeds from our Notes, net of initial purchaser discounts and issuance costs paid in the period, $13.7 million proceeds from stock options exercised by our employees and $4.5 million proceeds from shares issued under our employee stock purchase plan.  This was partially offset by a $58.5 million payment for capped call transactions.

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

Contractual Obligations and Other Commitments

Our principal commitments consist of obligations under our operating leases for office space and contractual commitments to our cloud infrastructure and network service providers. In the three and six months ended June 30, 2018, we entered into several non-

cancellable vendor agreements with a term from one to two years for total purchase commitments of $3.3 million and $7.8 million, respectively. Except for these new commitment, there have been no material changes to our principle commitments described in our most recent Annual Report on Form 10-K.

Item 3.         Quantitative and Qualitative Disclosures about Market Risk

We are exposed to certain market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities as follows:

Interest Rate Risk

We had cash and cash equivalents of $493.5 million and marketable securities of $301.1 million as of June 30, 2018. Cash and cash equivalents consist of bank deposits and money market funds. Marketable securities consist of U.S. treasury securities and high credit quality corporate debt securities. The cash and cash equivalents and marketable securities are held for working capital purposes. Such interest-earning instruments carry a degree of interest rate risk. To date, fluctuations in interest income have not been significant. The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. Due to the short-term nature of our investments, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. A hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our condensed consolidated financial statements.

In May 2018, we issued $550.0 million aggregate principal amount of Notes. The fair market value of the Notes is affected by our stock price. The fair value of the Notes will generally increase as our common stock price increases and will generally decrease as our common stock price declines in value. In addition, the fair market value of the Notes are exposed to interest rate risk. Generally, the fair market value of our fixed interest rate Notes will increase as interest rates fall and decrease as interest rates rise. Additionally, on our balance sheet we carry the Notes at face value less unamortized discount and debt issuance cost and we present the fair value for required disclosure purposes only.

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

Item 4.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of June 30, 2018, our disclosure controls and procedures were not effective as a result of the material weakness in our internal control over financial reporting related to accounting for capitalized software development costs as described in Part II, Item 9A, “Controls and Procedures”, of our most recently filed Annual Report on Form 10-K.

Changes in Internal Control

We are taking actions to remediate the material weakness relating to our internal control over financial reporting, as described in Part II, Item 9A, “Controls and Procedures”, of our most recently filed Annual Report on Form 10-K. There were no changes in our internal control over financial reporting in connection with the evaluation required by Rules 13a-15 (d) and 15d-15 (d) of the Exchange Act that occurred during the quarter ended June 30, 2018, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On March 28, 2016, Telesign filed a second lawsuit against us in the United States District Court, Central District of California (“Telesign II”), alleging infringement of U.S. Patent No. 9,300,792 (“792”) held by Telesign. The ‘792 patent is in the same patent family as the ‘920 and ‘038 patents asserted in Telesign I. On March 8, 2017, in response to a petition by the Company, the PTO issued an order instituting the inter partes review for the ‘792 patent. On March 6, 2018, the PTO found all claims challenged by Twilio in the inter partes review unpatentable. On March 15, 2017, Twilio filed a motion to consolidate and stay related cases pending the conclusion of the ‘792 patent inter partes review, which the court granted. The Central District of California court lifted the stay on April 13, 2018. The court transferred the cases to the United States District Court, Northern District of California.  With respect to each of the patents asserted in the now-consolidated Telesign I and Telesign II cases (“TeleSign I/II”), the consolidated complaint seeks, among other things, to enjoin us from allegedly infringing the patents, along with damages for lost profits. The Telesign I/II litigation is currently ongoing.

On December 1, 2016, we filed a patent infringement lawsuit against Telesign in the United States District Court, Northern District of California (“Telesign III”), alleging indirect infringement of United States Patent No. 8,306,021 (“021”), United States Patent No. 8,837,465 (“465”), United States Patent No. 8,755,376 (“376”), United States Patent No. 8,736,051 (“051”), United States Patent No. 8,737,962 (“962”), United States Patent No. 9,270,833 (“833”), and United States Patent No. 9,226,217 (“217”). Telesign filed a motion to dismiss the complaint on January 25, 2017. In two orders, issued on March 31, 2017 and April 17, 2017, the court granted Telesign’s motion to dismiss with respect to the ‘962, ‘833, ‘051 and ‘217 patents, but denied Telesign’s motion to dismiss as to the ‘021, ‘465 and ‘376 patents. On August 23, 2017, Telesign petitioned the U.S. Patent and Trademark Office (“U.S. PTO”) for inter partes review of the ‘021, ‘465, and ‘376 patents. On March 9, 2018, the PTO denied Telesign’s petition for inter partes review of the ‘021 patent and granted Telesign’s petitions for inter partes review of the ‘465 and ‘376 patents. Telesign III is currently stayed pending resolution of the inter partes reviews of the ‘465 and ‘376 patents. The Company is seeking a judgment of infringement, a judgment of willful infringement, monetary and injunctive relief, enhanced damages, and an award of costs and expenses against Telesign.

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

We have incurred net losses in each year since our inception, including net losses of $47.7 million, $63.7 million and $41.3 million in the six months ended June 30, 2018 and in the years 2017 and 2016, respectively. We had an accumulated deficit of $297.5 million as of June 30, 2018. We expect to continue to expend substantial financial and other resources on, among other things:

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

We have experienced substantial growth in our business since inception. For example, our headcount has grown from 887 employees on June 30, 2017 to 1,119 employees on June 30, 2018. In addition, we are rapidly expanding our international operations. Our international headcount grew from 181 employees as of June 30, 2017 to 249 employees as of June 30, 2018. We expect to continue to expand our international operations in the future. We have also experienced significant growth in the number of customers, usage and amount of data that our platform and associated infrastructure support. This growth has placed and may continue to place significant demands on our corporate culture, operational infrastructure and management.

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

Our ability to grow and generate incremental revenue depends, in part, on our ability to maintain and grow our relationships with existing customers and to have them increase their usage of our platform. If our customers do not increase their use of our products, then our revenue may decline and our results of operations may be harmed. For example, Uber, our largest Base Customer, decreased its usage of our products throughout 2017, which has and may result in decreased revenues from this customer versus recent historical periods. Customers are charged based on the usage of our products. Most of our customers do not have long-term contractual financial commitments to us and, therefore, most of our customers may reduce or cease their use of our products at any time without penalty or termination charges. Customers may terminate or reduce their use of our products for any number of reasons, including if they are not satisfied with our products, the value proposition of our products or our ability to meet their needs and expectations. We cannot accurately predict customers’ usage levels and the loss of customers or reductions in their usage levels of our products may each have a negative impact on our business, results of operations and financial condition and may cause our Dollar-Based Net Expansion Rate to decline in the future if customers are not satisfied with our products, the value proposition of our products or our ability to meet their needs and expectations. If a significant number of customers cease using, or reduce their usage of our products, then we may be required to spend significantly more on sales and marketing than we currently plan to spend in order to maintain or increase revenue from customers. Such additional sales and marketing expenditures could adversely affect our business, results of operations and financial condition.

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

In the six months ended June 30, 2018, and in the years 2017 and 2016, we derived 24%, 23% and 16% of our revenue, respectively, from customer accounts located outside the United States. The future success of our business will depend, in part, on our ability to expand our customer base worldwide. While we have been rapidly expanding our sales efforts internationally, our experience in selling our products outside of the United States is limited. Furthermore, our developer-first business model may not be successful or have the same traction outside the United States. As a result, our investment in marketing our products to these potential customers may not be successful. If we are unable to increase the revenue that we derive from international customers, then our business, results of operations and financial condition may be adversely affected.

We are in the process of expanding our international operations, which exposes us to significant risks.

We are continuing to expand our international operations to increase our revenue from customers outside of the United States as part of our growth strategy. Between June 30, 2017 and June 30, 2018, our international headcount grew from 181 employees to 249 employees. We expect to open additional foreign offices and hire employees to work at these offices in order to reach new customers and gain access to additional technical talent. Operating in international markets requires significant resources and management attention and will subject us to regulatory, economic and political risks in addition to those we already face in the United States. Because of our limited experience with international operations or with developing and managing sales in international markets, our international expansion efforts may not be successful.

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

•                  our ability to comply with the General Data Protection Regulation (“GDPR”), which went into effect on May 25, 2018, and the California Consumer Privacy Act, which will be effective as of January 1, 2020;

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

In the six months ended June 30, 2018, and in the years 2017 and 2016, our 10 largest Active Customer Accounts generated an aggregate of 18%, 19% and 30% of our revenue, respectively. In addition, a significant portion of our revenue comes from two customers, one of which is a Variable Customer Account.

In the six months ended June 30, 2018, and in the years 2017 and 2016, WhatsApp, a Variable Customer, accounted for 7%, 6% and 9% of our revenue, respectively. WhatsApp uses our Programmable Voice products and Programmable Messaging products in its applications to verify new and existing users on its service. Our Variable Customer Accounts, including WhatsApp, do not have long-term contracts with us and may reduce or fully terminate their usage of our products at any time without notice, penalty or termination charges. In addition, the usage of our products by WhatsApp and other Variable Customer Accounts may change significantly between periods.

In the six months ended June 30, 2018, and in the years 2017 and 2016, a second customer, Uber, a Base Customer, accounted for 4%, 8% and 14% of our revenue, respectively. Uber uses our Programmable Messaging products and Programmable Voice products. Uber, or any other one of our Base Customers, could significantly reduce their usage of our products without notice or penalty. Uber decreased its usage of our products throughout 2017 and may continue to do so in the future.

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

•                  smaller software companies that compete with portions of our product line; and

•                  Software-as-a-service (“SaaS”) companies that offer prepackaged applications for a narrow set of use cases.

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

Similarly, many foreign countries and governmental bodies, including the European Union (“EU”) member states, have laws and regulations concerning the collection and use of personally identifiable information obtained from individuals located in the EU or by businesses operating within their jurisdiction, which are often more restrictive than those in the United States. Laws and regulations in these jurisdictions apply broadly to the collection, use, storage, disclosure and security of personally identifiable information that identifies or may be used to identify an individual, such as names, telephone numbers, email addresses and, in some jurisdictions, IP addresses and other online identifiers.

For example, in April 2016 the EU adopted the General Data Protection Regulation (“GDPR”), which took full effect on May 25, 2018. The GDPR enhances data protection obligations for businesses and requires service providers (data processors) processing personal data on behalf of customers to cooperate with European data protection authorities, implement security measures and keep records of personal data processing activities. Noncompliance with the GDPR can trigger fines equal to or greater of €20 million or 4% of global annual revenues. Given the breadth and depth of changes in data protection obligations, preparing to meet the requirements of GDPR before its effective date has required significant time and resources, including a review of our technology and systems currently in use against the requirements of GDPR. There are also additional EU laws and regulations (and member states implementations thereof) which govern the protection of consumers and of electronic communications. If our efforts to comply with GDPR or other applicable EU laws and regulations are not successful, we may be subject to penalties and fines that would adversely impact our business and results of operations, and our ability to conduct business in the EU could be significantly impaired.

We have in the past relied on the EU-U.S and the Swiss-U.S. Privacy Shield frameworks approved by the European Commission in July 2016 and the Swiss Government in January 2017, respectively, which were designed to allow U.S. corporations to self-certify to the U.S. Department of Commerce and publicly commit to comply with the Privacy Shield requirements to freely import personal data from the EU and Switzerland. However, ongoing legal challenges to these frameworks has resulted in some uncertainty as to their validity. We anticipate engaging in efforts to legitimize data transfers from the European Economic Area, but we may experience hesitancy, reluctance, or refusal by European or multinational customers to continue to use our services due to the potential risk exposure to such customers as a result of the European Union Court of Justice ruling. We and our customers are at risk of enforcement actions taken by an EU data protection authority until such point in time that we are able to ensure that all data transfers to us from the European Economic Area are legitimized. In addition, as the United Kingdom transitions out of the EU, we may encounter additional complexity with respect to data privacy and data transfers from the U.K.

Furthermore, outside of the EU, we continue to see increased regulation of data privacy and security, including the adoption of more stringent subject matter specific state laws in the United States.  For example, on June 28, 2018, California enacted the California Consumer Privacy Act (CCPA), which takes effect on January 1, 2020. The CCPA gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. The CCPA may increase our compliance costs and potential liability. Some observers have noted that the CCPA could mark the beginning of a trend toward more stringent state privacy legislation in the U.S., which could increase our potential liability and adversely affect our business.

The uncertainty and changes in the requirements of multiple jurisdictions may increase the cost of compliance, delay or reduce demand for our services, restrict our ability to offer services in certain locations, impact our customers’ ability to deploy our solutions in certain jurisdictions, or subject us to sanctions, by national data protection regulators, all of which could harm our business, financial condition and results of operations.

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

As a provider of communications products, we are subject to existing or potential Federal Communications Commission (“FCC”) regulations relating to privacy, Telecommunications Relay Service fund contributions and other requirements. FCC classification of our Internet voice communications products as telecommunications services could result in additional federal and state regulatory obligations. If we do not comply with FCC rules and regulations, we could be subject to FCC enforcement actions, fines, loss of licenses and possibly restrictions on our ability to operate or offer certain of our products. Any enforcement action by the

FCC, which may be a public process, would hurt our reputation in the industry, possibly impair our ability to sell our products to customers and could adversely affect our business, results of operations and financial condition.

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

Significant judgments and estimates are required in determining our provision for income taxes and other tax liabilities. Our tax expense may be impacted, for example, if tax laws change or are clarified to our detriment or if tax authorities successfully challenge the tax positions that we take, such as, for example, positions relating to the arms-length pricing standards for our intercompany transactions and our state sales and use tax positions. In determining the adequacy of income taxes, we assess the likelihood of adverse outcomes that could result if our tax positions were challenged by the Internal Revenue Service (“IRS”), and other tax authorities. Should the IRS or other tax authorities assess additional taxes as a result of examinations, we may be required to record charges to operations that could adversely affect our results of operations and financial condition. We are currently in discussions with certain states regarding prior state sales taxes that we may owe. We have reserved $21.9 million on our June 30, 2018 balance sheet for these tax payments. The actual exposure could differ materially from our current estimates, and if the actual payments we make to these and other states exceed the accrual in our balance sheet, our results of operations would be harmed.

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

On December 22, 2017, the U.S. government enacted new tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act makes broad and complex changes to the U.S. tax code including changes to the uses and limitations of net operating losses. For example, while the Tax Act allows for federal net operating losses incurred in tax years beginning after December 31, 2017 to be carried forward indefinitely, the Tax Act also imposes an 80% limitation on the use of net operating losses that are generated in tax years beginning after December 31, 2017. However, net operating losses generated prior to December 31, 2017 will still have a 20-year carryforward period, but are not subject to the 80% limitation. Furthermore, our ability to utilize our net operating losses is conditioned upon our maintaining profitability in the future and generating U.S. federal taxable income. Since we do not know whether or when we will generate the U.S. federal taxable income necessary to utilize our remaining net operating losses, these net operating loss carryforwards generated prior to December 31, 2017 could expire unused.

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

In reviewing the accounting for our software development activities, our management has concluded that our internal controls did not effectively track and categorize software development costs between period expenses and capitalization as a fixed asset in accordance with U.S. GAAP. As described under Part II, Item 9A, “Controls and Procedures,” of our most recently filed Annual Report on Form 10-K, our management has concluded that the identified deficiencies constitute a material weakness in our internal control over financial reporting. As of June 30, 2018, we have not yet remediated this material weakness. Notwithstanding the foregoing, our management has concluded that the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in this Quarterly Report on Form 10-Q in conformity with GAAP.

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

We review our intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. As of June 30, 2018, we carried a net $32.3 million of goodwill and intangible assets related to acquired businesses. An adverse change in market conditions, particularly if such change has the effect of changing one of our critical assumptions or estimates, could result in a change to the estimation of fair value that could result in an impairment charge to our goodwill or intangible assets. Any such charges may adversely affect our results of operations.

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

Prior to our initial public offering in June 2016, there was no public market for shares of our Class A common stock. On June 23, 2016, we sold shares of our Class A common stock to the public at $15.00 per share. From June 23, 2016, the date that our Class A common stock started trading on the New York Stock Exchange, through July 31, 2018, the trading price of our Class A common stock has ranged from $22.80 per share to $70.96 per share. The trading price of our Class A common stock may continue to fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

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

Our Class B common stock has 10 votes per share, and our Class A common stock has one vote per share. As of June 30, 2018, our directors, executive officers and their respective affiliates, held in the aggregate 47.2% of the voting power of our capital stock. Because of the 10-to-one voting ratio between our Class B common stock and Class A common stock, the holders of our Class B common stock collectively will continue to control a majority of the combined voting power of our common stock and therefore be able to control all matters submitted to our stockholders for approval until the earlier of (i) June 28, 2023, or (ii) the date the holders of two-thirds of our Class B common stock elect to convert the Class B common stock to Class A common stock. This concentrated control limits or precludes your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders.

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

Risks Related to the Outstanding Notes

Servicing our future debt may require a significant amount of cash, and we may not have sufficient cash flow from our business to pay our indebtedness.

Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness, including the Notes, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional debt financing or equity capital on terms that may be onerous or highly dilutive. Our ability to refinance any future indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations. In addition, any of our future debt agreements may contain restrictive covenants that may prohibit us from adopting any of these alternatives. Our failure to comply with these covenants could result in an event of default which, if not cured or waived, could result in the acceleration of our debt.

We may not have the ability to raise the funds necessary for cash settlement upon conversion of the Notes or to repurchase the Notes for cash upon a fundamental change, and our future debt may contain limitations on our ability to pay cash upon conversion of the Notes or to repurchase the Notes.

Subject to limited exceptions, holders of the Notes have the right to require us to repurchase their Notes upon the occurrence of a fundamental change at a fundamental change repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus accrued and unpaid interest, if any, to, but excluding, the fundamental change repurchase date. In addition, upon conversion of the Notes, unless we elect to deliver solely shares of our Class A common stock to settle such conversion (other than paying cash in lieu of delivering any fractional share), we will be required to make cash payments in respect of the Notes being converted. However, we may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of Notes surrendered therefor or pay any cash amounts due upon conversion. In addition, our ability to repurchase the Notes or to pay cash upon conversions of the Notes may be limited by law, by regulatory authority or by agreements governing our future indebtedness. Our failure to repurchase Notes at a time when the repurchase is required by the indenture governing the Notes or to pay any cash payable on future conversions of the Notes as required by such indenture would constitute a default under such indenture. A default under the indenture or the fundamental change itself could also lead to a default under agreements governing our future indebtedness. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase the Notes or make cash payments upon conversions thereof.

The conditional conversion feature of the Notes, if triggered, may adversely affect our financial condition and operating results.

In the event the conditional conversion feature of the Notes is triggered, holders of Notes will be entitled to convert the Notes at any time during specified periods at their option.  If one or more holders elect to convert their Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our Class A common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.

The accounting method for convertible debt securities that may be settled in cash, such as the Notes, could have a material effect on our reported financial results.

Under Financial Accounting Standards Board Accounting Standards Codification 470-20, Debt with Conversion and Other Options, which we refer to as ASC 470-20, an entity must separately account for the liability and equity components of convertible debt instruments (such as the Notes) that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer’s economic interest cost. ASC 470-20 requires the value of the conversion option of the Notes, representing the equity component, to be recorded as additional paid-in capital within stockholders’ equity in our consolidated balance sheet and as a discount to the debt component of the Notes, which reduces their initial debt carrying value reflected as a liability on our balance sheets. The carrying value of the debt component of the Notes, net of the discount recorded, will be accreted up to the principal amount of the Notes from the issuance date until maturity, which will result in non-cash charges to interest expense in our consolidated statement of operations. Accordingly, we will report lower net income or higher net loss in our financial results because ASC 470-20 requires interest to include both the current period’s accretion of the debt discount and the instrument’s coupon interest, which could adversely affect our reported or future financial results, the trading price of our Class A common stock and the trading price of the Notes.

In addition, under certain circumstances, convertible debt instruments (such as the Notes) that may be settled entirely or partly in cash are currently accounted for utilizing the treasury stock method, the effect of which is that the shares issuable upon conversion of the Notes are not included in the calculation of diluted earnings per share except to the extent that the conversion value of the Notes exceeds their principal amount. Under the treasury stock method, for diluted earnings per share purposes, the transaction is accounted for as if the number of shares of Class A common stock that would be necessary to settle such excess, if we elected to settle such excess in shares, are issued. We cannot be sure that the accounting standards in the future will continue to permit the use of the treasury stock method. If we are unable to use the treasury stock method in accounting for the shares issuable upon conversion of the Notes, then our diluted earnings per share would be adversely affected in periods when we report net income.

The capped call transactions may affect the value of the Notes and our Class A common stock.

In connection with the pricing of the Notes, we entered into privately negotiated capped call transactions with the option counterparties. The capped call transactions are expected generally to reduce the potential dilution to our Class A common stock upon any conversion of the Notes and/or offset any potential cash payments we are required to make in excess of the principal amount of converted Notes, as the case may be, with such reduction and/or offset subject to a cap.

In connection with establishing their initial hedges of the capped call transactions, the option counterparties or their respective affiliates entered into various derivative transactions with respect to our Class A common stock and/or purchased shares of our Class A common stock concurrently with or shortly after the pricing of the Notes.

In addition, the option counterparties and/or their respective affiliates may modify their hedge positions by entering into or unwinding various derivatives with respect to our Class A common stock and/or purchasing or selling our Class A common stock or other securities of ours in secondary market transactions at any time prior to the maturity of the Notes (and are likely to do so during any observation period related to a conversion of Notes). This activity could cause or avoid an increase or a decrease in the market price of our Class A common stock.

We do not make any representation or prediction as to the direction or magnitude of any potential effect that the transactions described above may have on the price of the Notes or our Class A common stock. In addition, we do not make any representation that the option counterparties will engage in these transactions or that these transactions, once commenced, will not be discontinued without notice.

We are subject to counterparty risk with respect to the capped call transactions.

The option counterparties are financial institutions, and we will be subject to the risk that any or all of them might default under the capped call transactions. Our exposure to the credit risk of the option counterparties will not be secured by any collateral. Past global economic conditions have resulted in the actual or perceived failure or financial difficulties of many financial institutions. If an option counterparty becomes subject to insolvency proceedings, we will become an unsecured creditor in those proceedings with a claim equal to our exposure at that time under the capped call transactions with such option counterparty. Our exposure will depend on many factors but, generally, an increase in our exposure will be correlated to an increase in the market price and in the volatility of our Class A common stock. In addition, upon a default by an option counterparty, we may suffer adverse tax consequences and more dilution than we currently anticipate with respect to our Class A common stock. We can provide no assurances as to the financial stability or viability of the option counterparties.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

In May 2018, we issued and sold $550.0 million aggregate principal amount of 0.25% convertible senior notes due 2023 in a private placement exempt from the registration requirements of the Securities Act of 1933, as amended. Additional disclosure concerning this issuance can be found in our Current Report on Form 8-K filed with the SEC on May 18, 2018.

Item 3.  Defaults Upon Senior Securities

Not applicable

Item 4.  Mine Safety Disclosures

Not applicable

Item 5.  Other Information

Not applicable

Item 6.  Exhibits

The documents listed in the Exhibit Index of this Quarterly Report on Form 10-Q are incorporated by reference or are filed with this Quarterly Report on Form 10-Q, in each case as indicated therein.

EXHIBIT INDEX

Exhibit
Number	Description	Form	File No.	Exhibit	Filing Date

4.1	Indenture, dated as of May 17, 2018, between Twilio Inc. and Wilmington Trust, National Association, as trustee	8-K	001-37806	4.1	May 18, 2018
4.2	Form of 0.25% Convertible Senior Notes due 2023 (included in Exhibit 4.1)	8-K	001-37806	4.2	May 18, 2018
10.1	Form of Capped Call Confirmation	8-K	001-37806	10.1	May 18, 2018
31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				Filed herewith
31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				Filed herewith
32.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				Furnished herewith
101.INS	XBRL Instance Document.				Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document.				Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.				Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.				Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.				Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.				Filed herewith

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

Twilio Inc.

Date: August 8, 2018	/s/ JEFFREY LAWSON
Jeffrey Lawson
Chief Executive Officer (Principal Executive Officer)

Date: August 8, 2018	/s/ LEE KIRKPATRICK
Lee Kirkpatrick
Chief Financial Officer (Principal Accounting and Financial Officer)