Form 10-Q
period 2018-09-30
TWILIO INC
filed 2018-11-08
CIK 1447669

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of October 31, 2018, 79,190,697 shares of the registrant’s Class A common stock and 19,666,380 shares of registrant’s Class B common stock were outstanding.

TWILIO INC.

Quarterly Report on Form 10-Q

For the Three Months Ended September 30, 2018

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

•                  our ability to comply with modified or new laws and regulations applying to our business, including GDPR, the California Consumer Privacy Act of 2018 and other privacy regulations that may be implemented in the future; and

•                  our ability to successfully integrate and realize the benefits of our past or future strategic acquisitions or investments, including our proposed acquisition of SendGrid, Inc.

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

TWILIO INC.

Condensed Consolidated Balance Sheets

(In thousands)

(Unaudited)

	As of September 30,	As of December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$469,132	$115,286
Short-term marketable securities	276,221	175,587
Accounts receivable, net	80,159	43,113
Prepaid expenses and other current assets	25,237	19,279
Total current assets	850,749	353,265
Restricted cash	20,182	5,502
Property and equipment, net	59,205	50,541
Intangible assets, net	29,784	20,064
Goodwill	37,106	17,851
Other long-term assets	6,771	2,559
Total assets	$1,003,797	$449,782
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,842	$11,116
Accrued expenses and other current liabilities	93,894	53,614
Customer deposits	8,483	—
Deferred revenue	10,208	13,797
Total current liabilities	125,427	78,527
Convertible senior notes, net	428,778	—
Other long-term liabilities	15,239	11,409
Total liabilities	569,444	89,936
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock	—	—
Class A and Class B common stock	97	94
Additional paid-in capital	757,392	608,165
Accumulated other comprehensive income	1,380	2,025
Accumulated deficit	(324,516)	(250,438)
Total stockholders’ equity	434,353	359,846
Total liabilities and stockholders’ equity	$1,003,797	$449,782

See accompanying notes to condensed consolidated financial statements.

TWILIO INC.

Condensed Consolidated Statements of Operations

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue	$168,895	$100,542	$445,765	$283,784
Cost of revenue	77,031	48,254	204,553	127,873
Gross profit	91,864	52,288	241,212	155,911
Operating expenses:
Research and development	42,340	31,674	119,727	87,910
Sales and marketing	45,949	25,778	116,520	73,047
General and administrative	28,608	18,867	76,213	40,810
Total operating expenses	116,897	76,319	312,460	201,767
Loss from operations	(25,033)	(24,031)	(71,248)	(45,856)
Other income (expenses), net	(1,939)	1,000	(3,172)	1,969
Loss before provision for income taxes	(26,972)	(23,031)	(74,420)	(43,887)
Provision for income taxes	(84)	(422)	(371)	(902)
Net loss attributable to common stockholders	$(27,056)	$(23,453)	$(74,791)	$(44,789)
Net loss per share attributable to common stockholders, basic and diluted	$(0.28)	$(0.25)	$(0.78)	$(0.49)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	98,019,629	92,156,768	96,359,437	90,543,087

See accompanying notes to condensed consolidated financial statements.

TWILIO INC.

Condensed Consolidated Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net loss	$(27,056)	$(23,453)	$(74,791)	$(44,789)
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities	291	(44)	126	(238)
Foreign currency translation	(873)	793	(771)	2,274
Total other comprehensive income (loss)	(582)	749	(645)	2,036
Comprehensive loss attributable to common stockholders	$(27,638)	$(22,704)	$(75,436)	$(42,753)

See accompanying notes to condensed consolidated financial statements.

TWILIO INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2018	2017
		As Adjusted
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(74,791)	$(44,789)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	18,246	13,406
Net amortization of investment premium and discount	(845)	153
Amortization of debt issuance costs	657	—
Accretion of debt discount on convertible senior notes	7,717	—
Stock-based compensation	61,287	35,973
Amortization of deferred commissions	885	—
Provision for doubtful accounts	2,626	407
Write-off of internally developed software and intangible assets	1,687	96
Gain on lease termination	—	(295)
Changes in operating assets and liabilities:
Accounts receivable	(39,643)	(9,173)
Prepaid expenses and other current assets	(6,600)	(4,947)
Other long-term assets	(3,681)	(1,512)
Accounts payable	1,641	1,411
Accrued expenses and other current liabilities	39,732	(1,454)
Customer deposits	8,482	—
Deferred revenue	(3,390)	3,364
Long-term liabilities	(1,177)	306
Net cash provided by (used in) operating activities	12,833	(7,054)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	(213,533)	(280,569)
Maturities of marketable securities	113,497	87,325
Capitalized software development costs	(15,276)	(12,281)
Purchases of property and equipment	(3,048)	(8,613)
Purchases of intangible assets	(380)	(206)
Acquisitions, net of cash acquired	(29,662)	(22,621)
Net cash used in investing activities	(148,402)	(236,965)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible senior notes	550,000	—
Payment of debt issuance costs	(12,877)	—
Purchase of capped call	(58,465)	—
Payments of costs related to public offerings	—	(430)
Proceeds from exercises of stock options	22,578	22,504
Proceeds from shares issued under ESPP	4,474	7,404
Value of equity awards withheld for tax liabilities	(1,720)	(476)
Net cash provided by financing activities	503,990	29,002
Effect of exchange rate changes on cash, cash equivalents and restricted cash	105	88
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	368,526	(214,929)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—Beginning of period	120,788	314,280
CASH, CASH EQUIVALENTS AND RESTRICTED CASH —End of period	$489,314	$99,351
Cash paid for income taxes	$544	$489
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Purchases of property, equipment and intangible assets, accrued but not paid	$785	$124
Stock-based compensation capitalized in software development costs	$4,434	$2,712
Acquisition holdback	$2,000	$—
Debt offering costs, accrued but not paid	$103	$—

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

The Company’s headquarters are located in San Francisco, California, and the Company has subsidiaries in the United States, the United Kingdom, Estonia, Ireland, Colombia, Germany, Hong Kong, Singapore, Bermuda, Spain, Sweden, Australia and Czech Republic.

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

The Company sells its services to a wide variety of customers. If the financial condition or results of operations of any significant customers deteriorate substantially, operating results could be adversely affected. To reduce credit risk, management performs ongoing credit evaluations of the financial condition of significant customers. The Company does not require collateral from its credit customers and maintains reserves for estimated credit losses on customer accounts when considered necessary. Actual credit losses may differ from the Company’s estimates. During the three and nine months ended September 30, 2018 and 2017, respectively, there was no customer organization that accounted for more than 10% of the Company’s total revenue.

As of September 30, 2018 and December 31, 2017, no customer organization represented more than 10% of the Company’s gross accounts receivable.

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

Nature of Products and Services

The Company’s revenue is primarily derived from usage-based fees earned from customers accessing the Company’s enterprise cloud computing services. Platform access is considered a monthly series comprising one performance obligation and usage-based fees are recognized as revenue in the period in which the usage occurs. In each of the three and nine months ended September 30, 2018, the revenue from usage-based fees represented 83% of total revenue. In the three and nine months ended September 30, 2017, the revenue from usage-based fees represented 82% and 83% of total revenue, respectively.

Subscription-based fees are derived from certain term-based contracts, such as with the sales of telephone numbers, short codes and customer support. Term-based contracts revenue is recognized on a ratable basis over the contractual term of the arrangement beginning on the date that the service is made available to the customer. In each of the three and nine months ended September 30, 2018, the revenue from term-based fees represented 17% of total revenue. In the three and nine months ended September 30, 2017, the revenue from term-based fees represented 18% and 17% of total revenue, respectively.

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

Deferred Revenue and Customer Deposits

Deferred revenue is recorded when cash payments are received in advance of future usage on non-cancellable contracts. Customer refundable prepayments are recorded as customer deposits. During the three and nine months ended September 30, 2018, the Company recognized $3.9 million and $11.1 million of revenue, respectively, that was included in the deferred revenue balance, as adjusted for ASC 606 on January 1, 2018.

Deferred Sales Commissions

The Company records an asset for the incremental costs of obtaining a contract with a customer, for example, sales commissions that are earned upon execution of contracts. The Company uses the portfolio method to recognize the amortization expense related to these capitalized costs related to initial contracts, upsells and renewals, and such expense is recognized over the estimated period of benefit of the capitalized commissions, which is determined to be five years. Total net capitalized costs as of September 30, 2018 were $7.7 million and are included in prepaid expenses and other current and long-term assets in the accompanying condensed consolidated balance sheet. Amortization of these assets was $0.4 million and $0.9 million in the three and nine months ended September 30, 2018, respectively, and is included in sales and marketing expense in the accompanying condensed consolidated statement of operations.

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

	Nine Months Ended September 30, 2017
	As Originally Reported	As Adjusted
Cash used in investing activities	$(235,795)	$(236,965)
Cash, cash equivalents and restricted cash — beginning of period	$305,665	$314,280
Cash, cash equivalents and restricted cash — end of period	$91,906	$99,351

Other than the revised statement of cash flows presentation of restricted cash, the adoption of ASU 2016-18 did not have an impact on the Company’s financial position and results of operations.

(g)           Recently Issued Accounting Guidance, Not yet Adopted

In August 2018, the FASB issued ASU 2018-15, “Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract”.  This standard aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The standard is effective for interim and annual periods beginning after December 15, 2019, with early adoption permitted. The Company is currently evaluating the impact of the adoption of this standard on its consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820) Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement”. The amendments under ASU 2018-13 remove, add and modify certain disclosure requirements on fair value measurements in ASC 820.  The amendments are effective for interim and annual reporting periods beginning after December 15, 2019. The Company is currently evaluating the impact the new standard will have on its consolidated financial statements.

In July 2018, the FASB issued ASU 2018-09, “Codification Improvements”, which does not prescribe any new accounting guidance, but instead makes minor improvements and clarifications of several different FASB ASC areas based on comments and suggestions made by various stakeholders. Certain updates are applicable immediately while others provide for a transition period to adopt as part of the next fiscal year beginning after December 15, 2018. The Company is currently evaluating this guidance to determine the impact it may have on its consolidated financial statements .

In June 2018, the FASB issued ASU 2018-07, “Improvements to Nonemployee Share-Based Payment Accounting”, which aligns the measurement and classification for share-based payments to non-employees with the accounting guidance for share-based payments to employees. Among other requirements, the measurement of non-employee awards will now be fixed at the grant date, rather than remeasured at every reporting date. This guidance is effective for interim and annual reporting periods beginning after December 15, 2018, with early application permitted. The Company will adopt this guidance upon its effective date. The Company does not expect the adoption of this guidance to have a material impact on the Company’s consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, “Simplifying the Test for Goodwill Impairment”, which removes the second step of the goodwill impairment test that requires a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. This guidance is effective prospectively for interim and annual reporting periods beginning after December 15, 2019. The Company will adopt this guidance upon its effective date. The Company does not expect the adoption of this guidance to have a material impact on the Company’s consolidated financial statements .

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments—Credit Losses: Measurement of Credit Losses on Financial Instruments”, which changes the impairment model for most financial assets. The new model uses a forward-looking expected loss method, which will generally result in earlier recognition of allowances for losses. ASU 2016-13 is effective for annual and interim periods beginning after December 15, 2019 and early adoption is permitted for annual and interim periods beginning after December 15, 2018. The Company is evaluating the impact of this guidance on its consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases”, which was further clarified by ASU 2018-10, “Codification Improvements to Topic 842, Leases”, and ASU 2018-11, “Leases - Targeted Improvements”, both issued in July 2018. ASU 2016-02 affects all entities that lease assets and will require lessees to recognize a lease liability and a right-of-use asset for all leases (except for short-term leases that have a duration of less than one year) as of the date on which the lessor makes the underlying asset available to the lessee. For lessors, accounting for leases is substantially the same as in prior periods. ASU 2018-10 clarifies or corrects unintended application of guidance related to ASU 2016-02. The amendment affects narrow aspects of ASU 2016-02 related to the implicit rate in the lease, impairment of the net investment in the lease, lessee reassessment of lease classification, lessor reassessment of lease term and purchase options, variable payments that depend on an index or rate and certain transition adjustments. ASU 2018-11 adds a transition option for all entities and a practical expedient only for lessors. The transition option allows entities to not apply the new leases standard in the comparative periods they present in their financial statements in the year of adoption. Under the transition option, entities can opt to continue to apply the legacy guidance in ASC 840, “Leases”, including its disclosure requirements, in the comparative periods presented in the year they adopt the new leases standard. Entities that elect this transition option will still be required to adopt the new leases standard using the modified retrospective transition method required by the standard, but they will recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption rather than in the earliest period presented. The practical expedient provides lessors with an option to not separate the non-lease components from the associated lease components when certain criteria are met and requires them to account for the combined component in accordance with the revenue recognition standard in ASC 606 if the associated non-lease components are the predominant components. The new standards are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. For leases existing at, or entered into after the beginning of the earliest comparative period presented in the financial statements, lessees and lessors must apply a modified retrospective transition approach. While the Company expects the adoption of these standards to result in an increase to the reported assets and liabilities, the Company has not yet determined the full impact that the adoption of this standard will have on its consolidated financial statements.

3. Fair Value Measurements

The following tables provide the financial assets measured at fair value on a recurring basis as of September 30, 2018 and December 31, 2017 (in thousands):

	Amortized Cost or Carrying	Gross Unrealized	Gross Unrealized Losses Less Than	Gross Unrealized Losses More Than	Fair Value Hierarchy as of September 30, 2018			Aggregate
	Value	Gains	12 Months	12 Months	Level 1	Level 2	Level 3	Fair Value
Financial Assets:
Cash and cash equivalents:
Money market funds	$432,040	$—	$—	$—	$432,040	$—	$—	$432,040
Commercial paper	9,979	—	—	—	—	9,979	—	9,979
Total included in cash and cash equivalents	442,019	—	—	—	432,040	9,979	—	442,019
Marketable securities:
U.S. Treasury securities	59,858	—	(14)	(54)	59,790	—	—	59,790
Corporate debt securities and commercial paper	216,835	—	(174)	(230)	—	216,431	—	216,431
Total marketable securities	276,693	—	(188)	(284)	59,790	216,431	—	276,221
Total financial assets	$718,712	$—	$(188)	$(284)	$491,830	$226,410	$—	$718,240

	Amortized Cost or Carrying	Gross Unrealized	Gross Unrealized Losses Less Than	Gross Unrealized Losses More Than	Fair Value Hierarchy as of December 31, 2017			Aggregate
	Value	Gains	12 Months	12 Months	Level 1	Level 2	Level 3	Fair Value
Financial Assets:
Cash and cash equivalents:
Money market funds	$95,432	$—	$—	$—	$95,432	$—	$—	$95,432
Total included in cash and cash equivalents	95,432	—	—	—	95,432	—	—	95,432
Marketable securities:
U.S. Treasury securities	59,962	—	(216)	—	59,746	—	—	59,746
Corporate debt securities and commercial paper	116,223	—	(382)	—	—	115,841	—	115,841
Total marketable securities	176,185	—	(598)	—	59,746	115,841	—	175,587
Total financial assets	$271,617	$—	$(598)	$—	$155,178	$115,841	$—	$271,019

As of September 30, 2018, the fair value of the 0.25% convertible senior notes due 2023 (the “Notes”), as further described in Note 8 below, was approximately $744.4 million. The fair value was determined based on the closing price for the Notes on the last trading day of the reporting period and is considered as Level 2 in the fair value hierarchy.

As the Company views its marketable securities as available to support current operations, it has classified all available for sale securities as short-term. As of September 30, 2018, for fixed income securities that were in unrealized loss positions, the Company has determined that (i) it does not have the intent to sell any of these investments, and (ii) it is not more likely than not that it will be required to sell any of these investments before recovery of the entire amortized cost basis. In addition, as of September 30,

2018, the Company anticipates that it will recover the entire amortized cost basis of such fixed income securities and has determined that no other-than-temporary impairments associated with credit losses were required to be recognized during the three and nine month ended September 30, 2018. Interest earned on marketable securities was $0.8 million and $2.2 million in the three and nine months ended September 30, 2018, respectively; and $0.7 million and $1.8 million in the three and nine months ended September 30, 2017, respectively.  The interest is recorded as other income (expense), net, in the accompanying condensed consolidated statements of operations.

The following table summarizes the contractual maturities of marketable securities as of September 30, 2018 and December 31, 2017 (in thousands):

	As of September 30, 2018		As of December 31, 2017
	Amortized Cost	Aggregate Fair Value	Amortized Cost	Aggregate Fair Value
Financial Assets:
Less than one year	$270,692	$270,276	$108,584	$108,360
One to two years	6,001	5,945	67,601	67,227
Total	$276,693	$276,221	$176,185	$175,587

4. Property and Equipment

Property and equipment consisted of the following (in thousands):

	As of September 30,	As of December 31,
	2018	2017
Capitalized internal-use software development costs	$67,287	$49,177
Leasehold improvements	14,600	14,246
Office equipment	12,117	9,652
Furniture and fixtures	2,310	1,976
Software	2,430	1,675
Total property and equipment	98,744	76,726
Less: accumulated depreciation and amortization	(39,539)	(26,185)
Total property and equipment, net	$59,205	$50,541

Depreciation and amortization expense was $5.0 million and $13.5 million for the three and nine months ended September 30, 2018, respectively, and $3.4 million and $9.3 million for the three and nine months ended September 30, 2017, respectively.

The Company capitalized $6.7 million and $19.8 million in internal-use software development costs in the three and nine months ended September 30, 2018, respectively, and $5.5 million and $15.0 million in the three and nine months ended September 30, 2017, respectively. Of this amount, stock-based compensation expense was $1.5 million and $4.4 million in the three and nine months ended September 30, 2018, respectively, and $1.2 million and $2.8 million in the three and nine months ended September 30, 2017, respectively.

Amortization of capitalized software development costs was $3.6 million and $9.3 million in the three and nine months ended September 30, 2018, respectively, and $2.2 million and $5.9 million in the three and nine months ended September 30, 2017, respectively.

5. Business Combinations

Fiscal 2018 Acquisitions

Ytica.com a.s.

In September 2018, the Company acquired all outstanding shares of Ytica.com a.s. (“Ytica”), a developer and provider of a contact center reporting and analytics based in the Czech Republic, for a total purchase price of $21.8 million, paid in cash, of which $3.2 million was held in escrow with a term of 18 months.

Additionally, the Company granted 47,574 restricted stock units of the Company’s Class A common stock to a former shareholder of Ytica that had a value of $3.6 million and is subject to vesting over a period of three years. The Company is recording stock-based compensation expense as the shares are vesting.

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

The following table presents the preliminary purchase price allocation recorded in the Company’s condensed consolidated balance sheet as of September 30, 2018 (in thousands):

Total
Net tangible assets	$(1,036)
Intangible assets (1)	9,920
Goodwill(2)	12,873
Total purchase price	$21,757

(1)                                     Identifiable finite-lived intangible assets were comprised of the following (in thousands):

	Total	Estimated life (in years)
Developed technology	$9,090	4
Customer relationships	830	2
Total intangible assets acquired	$9,920

(2)                                     The goodwill is primarily attributable to the future cash flows to be realized from the acquired technology platform as well as operational synergies. The Company intends to file elections that make the goodwill deductible for U.S. tax purposes.

The Company acquired a net deferred tax liability of $1.9 million in this business combination that is included in long-term liabilities in the accompanying condensed consolidated balance sheet.

The estimated fair value of the intangible assets acquired was determined by the Company, and the Company considered or relied in part upon a valuation report of a third-party expert. The Company used an income approach to estimate the fair values of the identifiable intangible assets.

The Company incurred cost related to this acquisition of $0.5 million that were expensed as incurred and recorded in general and administrative expenses in the accompanying condensed consolidated statement of operation.

Pro forma results of operations for this acquisition are not presented as the financial impact to the Company’s condensed consolidated financial statements is immaterial.

Core Network Dynamics GmbH

In August 2018, the Company acquired all outstanding shares of Core Network Dynamics GmbH (“CND”), a developer and provider of a complete software mobile network infrastructure based in Germany, for a total purchase price of $11.1 million, paid in cash, of which $2.0 million was withheld by the Company for a term of 18 months.

Additionally, the Company granted 35,950 restricted stock units of the Company’s Class A common stock to a former shareholder of CND that had a value of $2.2 million and is subject to vesting over a period of three years. The Company is recording a stock-based compensation expense as the shares are vesting.

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

The following table presents the preliminary purchase price allocation recorded in the Company’s condensed consolidated balance sheet as of September 30, 2018 (in thousands):

Total
Net tangible liabilities	$(244)
Intangible assets (1)	4,500
Goodwill(2)	6,800
Total purchase price	$11,056

(1)                                     Identifiable finite-lived intangible assets were comprised of the following (in thousands):

	Total	Estimated life (in years)
Developed technology	$3,910	4
Customer relationships	590	0.5
Total intangible assets acquired	$4,500

(2)                                     The goodwill is primarily attributable to the future cash flows to be realized from the operating synergies between the acquired technology platform and the Company’s Programmable Wireless products. The Company intends to file elections that make the goodwill deductible for U.S. tax purposes.

The Company acquired a net deferred tax liability of $1.2 million in this business combination that is included in long-term liabilities in the accompanying condensed consolidated balance sheet.

The estimated fair value of the intangible assets acquired was determined by the Company, and the Company considered or relied in part upon a valuation report of a third-party expert. The Company used a replacement cost approach to estimate the fair values of the identifiable intangible assets.

The Company incurred cost related to this acquisition of $0.7 million that were expensed as incurred and have been recorded in general and administrative expenses in the accompanying condensed consolidated statement of operation.

Pro forma results of operations for this acquisition are not presented as the financial impact to the Company’s consolidated financial statements is immaterial.

Fiscal 2017 Acquisitions

Beepsend AB

In February 2017, the Company completed its acquisition of Beepsend AB, a messaging provider based in Sweden, specializing in messaging and SMS solutions, for a total purchase price of $23.0 million, paid in cash, of which $5.0 million was held in escrow with a term of 18 months, which was fully released at the escrow due date.

Additionally, the Company deposited $2.0 million into a separate escrow that was subject to future service conditions and was recorded ratably into the compensation expense as the services were rendered. As of September 30, 2018, the remaining balance in the escrow was insignificant.

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

The following table presents the purchase price allocation, as adjusted, recorded in the Company’s condensed consolidated balance sheet as of March 31, 2017 (in thousands):

Total
Net tangible liabilities	$(3,575)
Intangible assets(1)	13,700
Goodwill(2)	12,837
Total purchase price	$22,962

(1)                                     Identifiable finite-lived intangible assets were comprised of the following (in thousands):

	Total	Estimated life (in years)
Developed technology	$5,000	4
Customer relationships	6,100	7 - 8
Supplier relationships	2,600	5
Total intangible assets acquired	$13,700

(2)                                     The goodwill is primarily attributable to the future cash flows to be realized from the acquired technology platform, existing customer and supplier relationships as well as operational synergies. Goodwill is deductible for tax purposes.

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

6. Goodwill and Intangible Assets

Goodwill

Goodwill balance as of September 30, 2018 and December 31, 2017 was as follows (in thousands):

Total
Balance as of December 31, 2017	$17,851
Goodwill additions related to 2018 acquisitions	19,673
Effect of exchange rate	(418)
Balance as of September 30, 2018	$37,106

Intangible assets

Intangible assets consisted of the following (in thousands):

	As of September 30, 2018
	Gross	Accumulated Amortization	Net
Amortizable intangible assets:
Developed technology	$27,679	$(8,689)	$18,990
Customer relationships	8,245	(1,800)	6,445
Supplier relationships	2,738	(850)	1,888
Trade name	60	(60)	—
Patent	2,325	(159)	2,166
Total amortizable intangible assets	41,047	(11,558)	29,489
Non-amortizable intangible assets:	32	—	32
Domain names
Trademarks	263	—	263
Total	$41,342	$(11,558)	$29,784

	As of December 31, 2017
	Gross	Accumulated Amortization	Net
Amortizable intangible assets:
Developed technology	$14,941	$(5,476)	$9,465
Customer relationships	7,159	(1,006)	6,153
Supplier relationships	2,881	(500)	2,381
Trade name	60	(60)	—
Patent	1,878	(108)	1,770
Total amortizable intangible assets	26,919	(7,150)	19,769
Non-amortizable intangible assets:
Domain names	32	—	32
Trademarks	263	—	263
Total	$27,214	$(7,150)	$20,064

Amortization expense was $1.9 million and $4.7 million for the three and nine months ended September 30, 2018, respectively, and $1.5 million and $4.2 million for the three and nine months ended September 30, 2017, respectively

Total estimated future amortization expense was as follows (in thousands):

As of September 30, 2018
2018 (remaining three months)	$3,272
2019	8,704
2020	6,007
2021	4,592
2022	3,270
Thereafter	3,644
Total	$29,489

7. Accrued Expenses and Other Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	As of September 30,	As of December 31,
	2018	2017
Accrued payroll and related	$11,423	$4,898
Accrued bonus and commission	8,170	4,777
Accrued cost of revenue	23,023	10,876
Sales and other taxes payable	22,746	20,877
ESPP contributions	4,536	1,338
Deferred rent	1,334	1,048
Accrued other expense	22,662	9,800
Total accrued expenses and other current liabilities	$93,894	$53,614

Other long-term liabilities consisted of the following (in thousands):

	As of September 30,	As of December 31,
	2018	2017
Deferred rent	$7,557	$8,480
Deferred tax liability, net	4,852	2,452
Acquisition Holdback	2,000	—
Accrued other expenses	830	477
Total other long-term liabilities	$15,239	$11,409

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

During the three months ended September 30, 2018, the conditions allowing holders of the Notes to convert were not met. The Company may redeem the Notes, in whole or in part, at its option, on or after June 1, 2021 but before the 35th scheduled trading day before the maturity date, at a cash redemption price equal to 100% of the principal amount of the Notes to be redeemed, plus accrued and unpaid interest, if any, if the last reported sale price of the Class A Common Stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading days ending on, and including, the trading day immediately before the date the redemption notices were sent; and the trading day immediately before such notices were sent.

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

The foregoing description is qualified in its entirety by reference to the text of the indenture and the form of 0.25% convertible senior notes due 2023, which were filed as exhibits to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 and are incorporated herein by reference.

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

The net carrying amount of the liability component of the Notes was as follows (in thousands):

As of September 30, 2018
Principal	$550,000
Unamortized discount	(111,717)
Unamortized issuance costs	(9,505)
Net carrying amount	$428,778

The net carrying amount of the equity component of the Notes was as follows (in thousands):

As of September 30, 2018
Proceeds allocated to the conversion options (debt discount)	$119,435
Issuance costs	(2,819)
Net carrying amount	$116,616

The following table sets forth the interest expense recognized related to the Notes (in thousands):

	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
Contractual interest expense	$344	$508
Amortization of debt issuance costs	446	657
Amortization of debt discount	5,233	7,717
Total interest expense related to the Notes	$6,023	$8,882

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

9. Supplemental Balance Sheet Information

A roll-forward of the Company’s reserves is as follows (in thousands):

(a)                                 Allowance for doubtful accounts:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Balance, beginning of period	$2,536	$923	$1,033	$1,076
Additions	1,111	125	2,626	407
Write-offs	(5)	—	(17)	(435)
Balance, end of period	$3,642	$1,048	$3,642	$1,048

b)                                     Sales credit reserve:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Balance, beginning of period	$2,625	$734	$1,761	$544
Additions	1,651	104	4,301	1,076
Deductions against reserve	(773)	(238)	(2,559)	(1,020)
Balance, end of period	$3,503	$600	$3,503	$600

10. Revenue by Geographic Area

Revenue by geographic area is based on the IP address at the time of registration. The following table sets forth revenue by geographic area (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue by geographic area:
United States	$125,697	$76,713	$335,575	$221,914
International	43,198	23,829	110,190	61,870
Total	$168,895	$100,542	$445,765	$283,784
Percentage of revenue by geographic area:
United States	74%	76%	75%	78%
International	26%	24%	25%	22%

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

In September 2018, the Company entered into a sub-lease agreement (“Sub-lease”) for a total of 259,416 rentable square feet of office space at 101 Spear Street in San Francisco, California. The Sub-lease covers several floors for which the terms commence on December 1, 2018 and April 1, 2020, and will be expiring at various dates between March 2025 and June 2028. The lease payments will range from $0.8 million per months to $2.2 million per month.  The Company secured its lease obligation with a $14.7 million letter of credit, which it designated as restricted cash on its balance sheet as of September 30, 2018. The Company intends for this location to be its headquarters at some time in 2019.

Rent expense was $2.2 million and $6.4 million for the three and nine months ended September 30, 2018, respectively, and $2.1 million and $6.1million for the three and nine months ended September 30, 2017, respectively.

Future minimum lease payments under non-cancelable operating leases were as follows (in thousands):

Year Ending December 31:	As of September 30, 2018
2018 (remaining three months)	$3,446
2019	21,195
2020	27,798
2021	30,209
2022	29,735
Thereafter	113,211
Total minimum lease payments	$225,594

Additionally, in the three and nine months ended September 30, 2018, the Company entered into several non-cancellable vendor agreements with a term from one to two years for total purchase commitments of $2.2 million and $10.0 million, respectively.

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

On March 28, 2016, Telesign filed a second lawsuit against the Company in the United States District Court, Central District of California (“Telesign II”), alleging infringement of U.S. Patent No. 9,300,792 (‘792”) held by Telesign. The ‘792 patent is in the same patent family as the ‘920 and ‘038 patents asserted in Telesign I. On March 8, 2017, in response to a petition by the Company, the U.S. Patent and Trademark Office (“PTO”) issued an order instituting the inter partes review for the ‘792 patent. On March 6, 2018, the PTO found all claims challenged by Twilio in the inter partes review unpatentable. On March 15, 2017, Twilio filed a motion to consolidate and stay related cases pending the conclusion of the ‘792 patent inter partes review, which the court granted. The Central District of California court lifted the stay on April 13, 2018. The court transferred the cases to the United States District Court, Northern District of California.  With respect to each of the patents asserted in the now-consolidated Telesign I and Telesign II cases (“Telesign I/II”), the consolidated complaint seeks, among other things, to enjoin the Company from allegedly infringing the patents, along with damages for lost profits.  On August 14, 2018, the Company filed a motion seeking a judgment that all asserted claims are invalid under 35 U.S.C. 101.  On October 19, 2018, the court granted the Company’s motion and entered judgment in the Company’s favor.  On November 8, 2018, Telesign filed a notice of appeal. Based on final judgment being entered by the district court in favor of the Company, the Company does not believe a loss is reasonably possible or estimable.

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

On February 18, 2016, a putative class action complaint was filed in the Alameda County Superior Court in California, entitled Angela Flowers v. Twilio Inc. The complaint alleges that the Company’s products permit the interception, recording and disclosure of communications at a customer’s request and are in violation of the California Invasion of Privacy Act. The complaint seeks injunctive relief as well as monetary damages. On May 27, 2016, the Company filed a demurrer to the complaint. On August 2, 2016, the court issued an order denying the demurrer in part and granting it in part, with leave to amend by August 18, 2016 to address any claims under California’s Unfair Competition Law. The plaintiff opted not to amend the complaint. Following a period of discovery, the plaintiff filed a motion for class certification on September 20, 2017. On January 2, 2018, the court issued an order granting in part and denying in part the plaintiff’s class certification motion. The court certified two classes of individuals who, during specified time periods, allegedly sent or received certain communications involving the accounts of three of the Company’s customers that were recorded.  The parties held a mediation on August 29, 2018. Following further discussions in coordination with the mediator, on September 27, 2018, the parties reached an agreement in principle to settle the case. The parties are preparing a long-form settlement agreement, and a preliminary class settlement approval hearing has been scheduled for January 15, 2019. The Company currently estimates its potential liability in the Flowers matter to be $1.5 million and has reserved this amount in the accompanying condensed consolidated balance sheet as of September 30, 2018.

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

As of September 30, 2018 and December 31, 2017, no amounts were accrued.

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

During 2017, the Company revised its estimates of its tax exposure based on settlements reached with various states indicating that certain revisions to the key assumptions including, but not limited to, the sourcing of revenue and the taxability of the Company’s services were appropriate. In the year ended December 31, 2017, the total impact of these changes on the net loss attributable to common stockholders was a reduction of $13.4 million. As of September 30, 2018 and December 31, 2017, the liability recorded for these taxes was $22.7 million and $20.9 million, respectively.

On June 21, 2018, the U.S. Supreme Court issued an opinion in South Dakota v. Wayfair permitting a state to require a seller to collect sales tax even if the seller has no physical presence in that state.  This opinion reversed a prior U.S. Supreme Court opinion requiring a physical presence by the seller. The Company has evaluated the states currently requiring an out of state seller to collect sales tax and have identified the states that impose sales tax on its applicable products.

In the event other jurisdictions challenge management’s assumptions and analysis, the actual exposure could differ materially from the current estimates.

12. Stockholders’ Equity

(a)                                 Preferred Stock

As of September 30, 2018 and December 31, 2017, the Company had authorized 100,000,000 shares of preferred stock, par value $0.001, of which no shares were issued and outstanding.

(b)           Common Stock

As of September 30, 2018 and December 31, 2017, the Company had authorized 1,000,000,000 shares of Class A common stock and 100,000,000 shares of Class B common stock, each par value $0.001 per share. As of September 30, 2018, 78,999,646 shares of Class A common stock and 19,727,396 shares of Class B common stock were issued and outstanding. As of December 31, 2017, 69,906,550 shares of Class A common stock and 24,063,246 shares of Class B common stock were issued and outstanding.

The Company had reserved shares of common stock for issuance as follows:

	As of September 30,	As of December 31,
	2018	2017
Stock options issued and outstanding	8,567,152	10,710,427
Nonvested restricted stock units issued and outstanding	7,368,918	5,665,459
Class A common stock reserved for Twilio.org	635,014	635,014
Stock-based awards available for grant under 2016 Plan	10,773,682	10,200,189
Stock-based awards available for grant under 2016 ESPP	3,216,460	2,478,343
Class A common stock reserved for the convertible senior notes	10,472,165	—
Total	41,033,391	29,689,432

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

In the three months ended September 30, 2018 and 2017, no shares of Class A common stock were purchased under the 2016 ESPP, and 127,327 shares are expected to be purchased in November 2018. As of September 30, 2018, total unrecognized compensation cost related to the 2016 ESPP was $0.5 million, which will be amortized over a weighted-average period of 0.1 years.

Stock-based awards activity under the 2008 Plan and 2016 Plan was as follows:

Stock Options

	Number of options outstanding	Weighted- average exercise price (per share)	Weighted- average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Outstanding options as of December 31, 2017	10,155,427	$10.31	7.12	$145,763
Granted	1,170,118	34.73
Exercised	(2,998,329)	7.53
Forfeited and cancelled	(315,064)	16.03
Outstanding options as of September 30, 2018	8,012,152	$14.69	7.03	$573,604
Options vested and exercisable as of September 30, 2018	4,616,492	$9.07	6.21	$356,433

Aggregate intrinsic value represents the difference between the fair value of the Company’s Class A common stock as reported on the New York Stock Exchange and the exercise price of outstanding “in-the-money” options. The aggregate intrinsic value of stock options exercised was $56.2 million and $130.7 million during the three and nine months ended September 30, 2018, respectively, and $18.6 million and $119.3 million during the three and nine months ended September 30, 2017, respectively.

The total estimated grant date fair value of options vested was $4.6 million and $17.6 million during the three and nine months ended September 30, 2018, respectively, and $3.0 million and $12.2 million during the three and nine months ended September 30, 2017, respectively.

The weighted-average grant-date fair value per share of options granted was $28.84 and $16.04 during the three and nine months ended September 30, 2018, respectively, and $13.48 during the nine months ended September 30, 2017, respectively. No options were granted in the three months ended September 30, 2017.

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

The stock options are amortized over a derived service period, as adjusted, of 3.1 years, 4.4 years and 4.9 years, respectively. The stock options value and the derived service period were estimated using the Monte-Carlo simulation model. The following table summarizes the details of the performance options:

	Number of options outstanding	Weighted- average exercise price (per share)	Weighted- average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Outstanding options as of December 31, 2017	555,000	$31.72	6.00	$—
Granted	—	—
Exercised	—	—
Forfeited and cancelled	—	—
Outstanding options as of September 30, 2018	555,000	$31.72	5.41	$30,281
Options vested and exercisable as of September 30, 2018	92,500	$31.72	5.41	$5,047

As of September 30, 2018, total unrecognized compensation cost related to nonvested stock options was $36.2 million, which will be amortized over a weighted-average period of 2.1 years.

Restricted Stock Units

	Number of awards outstanding	Weighted- average grant date fair value (per share)	Aggregate intrinsic value (in thousands)
Nonvested RSUs as of December 31, 2017	5,665,459	$29.29	$133,648
Granted	3,930,656	40.52
Vested	(1,607,997)	29.31
Forfeited and cancelled	(619,200)	30.78
Nonvested RSUs as of September 30, 2018	7,368,918	$35.16	$635,766

As of September 30, 2018, total unrecognized compensation cost related to nonvested RSUs was $238.9 million, which will be amortized over a weighted-average period of 3.1 years.

Valuation Assumptions

The fair value of employee stock options was estimated on the date of grant using the following assumptions in the Black-Scholes option pricing model:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Employee Stock Options:
Fair value of common stock	$62.66	—	$33.01- $62.66	$24.77 -$31.96
Expected term (in years)	6.08	—	6.08	6.08
Expected volatility	43.6%	—	43.6%-44.2%	46.1%-47.6%
Risk-free interest rate	2.8%	—	2.7%-2.9%	1.9%-2.1%
Dividend rate	0%	—	0%	0%

Employee Stock Purchase Plan:
Expected term (in years)	—	0.5	0.5	0.5
Expected volatility	—	33.2%	39.8%	33.2%
Risk-free interest rate	—	1.1%	2.1%	1.1%
Dividend rate	—	0%	0%	0%

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

Stock-Based Compensation Expense

The Company recorded total stock-based compensation expense as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Cost of revenue	$284	$180	$772	$460
Research and development	10,879	6,493	28,500	16,687
Sales and marketing	5,246	2,603	14,154	6,961
General and administrative	6,332	4,912	17,861	11,865
Total	$22,741	$14,188	$61,287	$35,973

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

The following table sets forth the calculation of basic and diluted net loss per share attributable to common stockholders during the periods presented (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net loss attributable to common stockholders	$(27,056)	$(23,453)	$(74,791)	$(44,789)
Weighted-average shares used to compute net loss per share attributable to common stockholders, basic and diluted	98,019,629	92,156,768	96,359,437	90,543,087
Net loss per share attributable to common stockholders, basic and diluted	$(0.28)	$(0.25)	$(0.78)	$(0.49)

The following outstanding shares of common stock equivalents were excluded from the calculation of the diluted net loss per share attributable to common stockholders because their effect would have been anti-dilutive:

	As of September 30,
	2018	2017
Stock options issued and outstanding	8,567,152	11,380,189
Nonvested restricted stock units issued and outstanding	7,368,918	4,384,898
Class A common stock reserved for Twilio.org	635,014	680,397
Class A common stock committed under 2016 ESPP	127,327	224,126
Conversion spread*	233,799	—
Unvested shares subject to repurchase	209	16,033
Total	16,932,419	16,685,643

*Since the Company expects to settle the principal amount of its outstanding convertible senior notes in cash and any excess in shares of the Company’s Class A common stock, the Company uses the treasury stock method for calculating any potential dilutive effect of the conversion spread on diluted net income per share, if applicable. The conversion spread will have a dilutive impact on diluted net income per share of Class A common stock when the average market price of the Company’s Class A common stock for a given period exceeds the conversion price of $70.90 per share for the Notes.

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

The Company recorded a provision for income taxes of $0.1 million and $0.4 million for the three and nine months ended September 30, 2018, respectively, and $0.4 million and $0.9 million for the three and nine months ended September  30, 2017, respectively.  The provision for income taxes consists primarily of income taxes and withholding taxes in foreign jurisdictions in which the Company conducts business. The Company’s U.S. operations have been in a loss position and the Company maintains a full valuation allowance against its U.S. deferred tax assets.

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

The SEC staff issued SAB 118, which provides guidance on accounting for the tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC 740. The Company has not completed its accounting assessment for the effects of the Tax Act as of September 30, 2018; however, the final accounting assessment will occur no later than one year from the date the Tax Act was enacted.  The Company has also considered and estimated a number of provisions of the Tax Act effective January 1, 2018 and, based on the initial assessment, the Company has determined that the Tax Act did not have a material effect on its consolidated financial statements for the three and nine months ended September 30, 2018.

16. Subsequent Events

On October 15, 2018, the Company and SendGrid, Inc. (“SendGrid”) announced a definitive agreement (the “Merger Agreement”) for the Company to acquire SendGrid.

Under the terms of the Merger Agreement, shareholders of SendGrid will receive 0.485 of a Company share of Class A common stock for each SendGrid share they hold. Based upon the SendGrid shares outstanding as of October 10, 2018, the Company would be required to issue approximately 26.3 million new shares, a value of approximately $2.0 billion at the time of the announcement of the transaction.

The boards of directors of each of the Company and SendGrid have approved the transaction, which is also subject to approval by each of SendGrid’s and the Company’s stockholders, clearance under the Hart-Scott-Rodino Antitrust Improvements Act and other regulatory reviews, and other customary closing conditions.

Under the terms of the Merger Agreement, the Company will pay SendGrid $120 million if the merger is not consummated under certain circumstances, including if the Merger Agreement is terminated relating to a Company change in board recommendation in connection with an alternative transaction. If the Merger Agreement is terminated relating to a change in board recommendation and/or alternative transaction by SendGrid, SendGrid will be required to pay the Company $69 million.

The proposed transaction is expected to close in the first half of 2019. During the nine months ended September 30, 2018, the Company incurred $1.0 million in expenses related to this transaction.

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

As of September 30, 2018, our customers’ applications that are embedded with our products could reach users via voice, messaging and video in nearly every country in the world, and our platform offered customers local telephone numbers in over 100 countries and text-to-speech functionality in 26 languages. We support our global business through 27 cloud data centers in nine regions around the world and have developed contractual relationships with network service providers globally.

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

We have achieved significant growth in recent periods. In the three months ended September 30, 2018 and 2017, our revenue was $168.9 million and $100.5 million, respectively. In the three months ended September 30, 2018 and 2017, our 10 largest Active Customer Accounts generated an aggregate of 18% and 17% of our revenue, respectively. For the three months ended September 30, 2018 and 2017, among our 10 largest Active Customer Accounts we had three and four Variable Customer Accounts, respectively, representing 8% of our revenue in each period. For the three months ended September 30, 2018 and 2017, our Base Revenue was $154.3 million and $92.0 million, respectively. We incurred a net loss of $27.1 million and $23.5 million, for the three months ended September 30, 2018 and 2017, respectively. See the section titled “—Key Business Metrics—Base Revenue” below for a discussion of Base Revenue.

Proposed Acquisition

On October 15, 2018, we entered into a definitive agreement to acquire SendGrid, Inc. (“SendGrid”) pursuant to an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”). SendGrid is a communication platform for transactional and marketing email. Under the terms and conditions of the Merger Agreement, at the closing of the proposed transaction each outstanding share of SendGrid common stock will be converted into the right to receive a 0.485 of a share of our Class A common stock. The transaction is expected to close in the first half of 2019. During the nine months ended September 30, 2018 we incurred $1.0 million in expenses related to this proposed transaction. If consummated, the acquisition of SendGrid will have a significant impact on our liquidity, financial condition and results of operations. Unless otherwise noted, the following discussion and analysis of our results of operations and our liquidity and capital resources focuses on our existing operations exclusive of the impact of the proposed acquisition of SendGrid. Any forward-looking statements contained herein do not take into account the impact of such proposed acquisition. See Note 16 to our condensed consolidated financial statements for additional information regarding the proposed transaction with SendGrid.

Key Business Metrics

	Three Months Ended September 30,
	2018	2017
Number of Active Customer Accounts (as of end date of period)	61,153	46,489
Base Revenue (in thousands)	$154,348	$91,965
Base Revenue Growth Rate	68%	43%
Dollar-Based Net Expansion Rate	145%	122%

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

In the three months ended September 30, 2018 and 2017, revenue from Active Customer Accounts represented over 99% of total revenue in each period.

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

In each of the three months ended September 30, 2018 and 2017, we had six Variable Customer Accounts, which represented 9% of our total revenue.

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

Key Components of Statements of Operations

Revenue.  We derive our revenue primarily from usage-based fees earned from customers using the software products within our Engagement Cloud and Programmable Communications Cloud. These usage-based software products include offerings, such as Programmable Voice, Programmable Messaging and Programmable Video. Some examples of the usage-based fees for which we charge include minutes of call duration activity for our Programmable Voice products, number of text messages sent or received using our Programmable Messaging products and number of authentications for our Account Security products. In the three months ended September 30, 2018 and 2017, we generated 83% and 82% of our revenue, respectively, from usage-based fees. We also earn monthly flat fees from certain fee-based products, such as telephone numbers, short codes and customer support.

Customers typically pay upfront via credit card in monthly prepaid amounts and draw down their balances as they purchase or use our products. As customers grow their usage of our products they automatically receive tiered usage discounts. Our larger customers often enter into contracts, for at least 12 months that contain minimum revenue commitments, which may contain more favorable pricing. Customers on such contracts typically are invoiced monthly in arrears for products used.

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

We have not completed our accounting assessment for the effects of the Tax Act as of September 30, 2018; however, based on our initial assessment, we have determined that the Tax Act did not have a material effect on our condensed consolidated financial statements for the three months ended September 30, 2018.

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

	Three Months Ended September 30,
	2018	2017
	(In thousands)
Reconciliation:
Gross profit	$91,864	$52,288
Non-GAAP adjustments:
Stock-based compensation	284	180
Amortization of acquired intangibles	1,396	1,250
Non-GAAP gross profit	$93,544	$53,718
Non-GAAP gross margin	55%	53%

Non-GAAP Operating Expenses.  For the periods presented, we define non-GAAP operating expenses (including categories of operating expenses) as GAAP operating expenses (and categories of operating expenses) adjusted to exclude, as applicable, stock-based compensation, amortization of acquired intangibles, acquisition-related expenses, legal settlements/accruals, charitable contributions and payroll taxes related to stock-based compensation.

	Three Months Ended September 30,
	2018	2017
	(In thousands)
Reconciliation:
Operating expenses	$116,897	$76,319
Non-GAAP adjustments:
Stock-based compensation	(22,457)	(14,008)
Amortization of acquired intangibles	(410)	(265)
Acquisition-related expenses	(1,554)	(35)
Legal settlements/accruals	(1,510)	—
Charitable contributions	(175)	—
Payroll taxes related to stock-based compensation	(1,498)	(595)
Non-GAAP operating expenses	$89,293	$61,416

Non-GAAP Income (Loss) from Operations and Non-GAAP Operating Margin.  For the periods presented, we define non-GAAP income (loss) from operations and non-GAAP operating margin as GAAP loss from operations and GAAP operating margin, respectively, adjusted to exclude stock-based compensation, amortization of acquired intangibles, acquisition-related expenses, legal settlements/accruals, charitable contributions and payroll taxes related to stock-based compensation.

	Three Months Ended September 30,
	2018	2017
	(In thousands)
Reconciliation:
Loss from operations	$(25,033)	$(24,031)
Non-GAAP adjustments:
Stock-based compensation	22,741	14,188
Amortization of acquired intangibles	1,806	1,515
Acquisition-related expenses	1,554	35
Legal settlements/accruals	1,510	—
Charitable contributions	175	—
Payroll taxes related to stock-based compensation	1,498	595
Non-GAAP income (loss) from operations	$4,251	$(7,698)
Non-GAAP operating margin	3%	(8)%

Results of Operations

The following tables set forth our results of operations for the periods presented and as a percentage of our total revenue for those periods. The period-to-period comparison of our historical results are not necessarily indicative of the results that may be expected in the future.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In thousands)
Condensed Consolidated Statements of Operations Data:
Revenue	$168,895	$100,542	$445,765	$283,784
Cost of revenue(1) (2)	77,031	48,254	204,553	127,873
Gross profit	91,864	52,288	241,212	155,911
Operating expenses:
Research and development(1) (2)	42,340	31,674	119,727	87,910
Sales and marketing(1) (2)	45,949	25,778	116,520	73,047
General and administrative(1) (2)	28,608	18,867	76,213	40,810
Total operating expenses	116,897	76,319	312,460	201,767
Loss from operations	(25,033)	(24,031)	(71,248)	(45,856)
Other income (expenses), net	(1,939)	1,000	(3,172)	1,969
Loss before provision for income taxes	(26,972)	(23,031)	(74,420)	(43,887)
Provision for income taxes	(84)	(422)	(371)	(902)
Net loss attributable to common stockholders	$(27,056)	$(23,453)	$(74,791)	$(44,789)

(1)                                     Includes stock-based compensation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In thousands)
Cost of revenue	$284	$180	$772	$460
Research and development	10,879	6,493	28,500	16,687
Sales and marketing	5,246	2,603	14,154	6,961
General and administrative	6,332	4,912	17,861	11,865
Total	$22,741	$14,188	$61,287	$35,973

(2)                                     Includes amortization of acquired intangibles as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In thousands)
Cost of revenue	$1,396	$1,250	$3,719	$3,429
Research and development	—	25	22	101
Sales and marketing	390	220	816	539
General and administrative	20	20	60	64
Total	$1,806	$1,515	$4,617	$4,133

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Consolidated Statements of Operations, as a percentage of revenue:**
Revenue	100%	100%	100%	100%
Cost of revenue	46	48	46	45
Gross profit	54	52	54	55
Operating expenses:
Research and development	25	32	27	31
Sales and marketing	27	26	26	26
General and administrative	17	19	17	14
Total operating expenses	69	76	70	71
Loss from operations	(15)	(24)	(16)	(16)
Other income (expenses), net	(1)	1	(1)	1
Loss before provision for income taxes	(16)	(23)	(17)	(15)
Provision for income taxes	*	*	*	*
Net loss attributable to common stockholders	(16)%	(23)%	(17)%	(15)%

*                                         Less than 0.5% of revenue.

**                                  Columns may not add up to 100% due to rounding.

Comparison of the Three Months Ended September 30, 2018 and 2017

Revenue

	Three Months Ended September 30,
	2018	2017	Change
	(Dollars in thousands)
Base Revenue	$154,348	$91,965	$62,383	68%
Variable Revenue	14,547	8,577	5,970	70%
Total revenue	$168,895	$100,542	$68,353	68%

In the three months ended September 30, 2018, Base Revenue increased by $62.4 million, or 68%, compared to the same period last year, and represented 91% of total revenue in both the three months ended September 30, 2018 and 2017. This increase was primarily attributable to an increase in the usage of our products, particularly our Programmable Messaging products and Programmable Voice products, and the adoption of additional products by our existing customers. This increase was partially offset by pricing decreases that we have implemented over time in the form of lower usage prices, in an effort to increase the reach and scale of our platform. The changes in usage and price in the three months ended September 30, 2018 were reflected in our Dollar-Based Net Expansion Rate of 145%. The increase in usage was also attributable to a 32% increase in the number of Active Customer Accounts, from 46,489 as of September 30, 2017, to 61,153 as of September 30, 2018.

In the three months ended September 30, 2018, Variable Revenue increased by $6.0 million, or 70%, compared to the same period last year, and represented 9% of total revenue in both the three months ended September 30, 2018 and 2017. This increase was primarily attributable to the increase in the usage of products by our existing Variable Customer Accounts.

U.S. revenue and international revenue represented $125.7 million, or 74%, and $43.2 million, or 26%, respectively, of total revenue in the three months ended September 30, 2018, compared to $76.7 million, or 76%, and $23.8 million, or 24%, respectively, of total revenue in the three months ended September 30, 2017. The increase in international revenue was attributable to the growth in usage of our products, particularly our Programmable Messaging products and Programmable Voice products, by our existing international Active Customer Accounts, and a 36% increase in the number of international Active Customer Accounts driven in part by our focus on expanding our sales to customers outside of the United States.

Cost of Revenue and Gross Margin

	Three Months Ended September 30,
	2018	2017	Change
	(Dollars in thousands)
Cost of revenue	$77,031	$48,254	$28,777	60%
Gross margin	54%	52%

In the three months ended September 30, 2018, cost of revenue increased by $28.8 million, or 60%, compared to the same period last year. The increase in cost of revenue was primarily attributable to a $24.9 million increase in network service providers’ costs and a $1.8 million increase in cloud infrastructure fees both to support the growth in usage of our products.

In the three months ended September 30, 2018, gross margin percentage increased primarily as a result of lower network service provider costs related to foreign currency fluctuations, operational improvements, and product mix, which was partially offset by an increasing mix of international product usage.

Operating Expenses

	Three Months Ended September 30,
	2018	2017	Change
	(Dollars in thousands)
Research and development	$42,340	$31,674	$10,666	34%
Sales and marketing	45,949	25,778	20,171	78%
General and administrative	28,608	18,867	9,741	52%
Total operating expenses	$116,897	$76,319	$40,578	53%

In the three months ended September 30, 2018, research and development expenses increased by $10.7 million, or 34%, compared to the same period last year. The increase was primarily attributable to a $6.9 million increase in personnel costs, net of a $0.9 million increase in capitalized software development costs, largely as a result of a 17% average increase in our research and development headcount, as we continued to focus on enhancing our existing products and introducing new products, as well as enhancing product management and other technical functions. The increase was also due to a $0.9 million increase in professional services fees, a $0.6 million increase in amortization expense, a $0.4 million increase in outsourced engineering services and a $0.3 million increase in cloud infrastructure fees to support the staging and development of our products.

In the three months ended September 30, 2018, sales and marketing expenses increased by $20.2 million, or 78%, compared to the same period last year. The increase was primarily attributable to a $12.5 million increase in personnel costs, largely as a result of a 50% average increase in sales and marketing headcount as we continued to expand our sales efforts in the United States and internationally, a $2.1 million increase in advertising expenses, a $2.1 million increase related to our brand awareness programs, conferences and events and a $0.5 million increase in credit card processing fees due to increased volumes.

In the three months ended September 30, 2018, general and administrative expenses increased by $9.7 million, or 52%, compared to the same period last year. The increase was primarily attributable to a $3.4 million increase in personnel costs, largely as a result of a 32% average increase in general and administrative headcount to support the growth of our business domestically and internationally, a $3.4 million increase in professional services fees primarily related to our operations as a public company and our on-going litigation matters, including legal settlements/accruals, a $1.5 million increase in the professional fees specifically related to the business acquisitions as described in Note 5 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q and a $0.4 million increase in depreciation and amortization.

Other Income (Expenses), net

	Three Months Ended September 30,
	2018	2017	Change
	(Dollars in thousands)
Other income (expenses), net	$(1,939)	$1,000	$(2,939)	(294)%

In the three months ended September 30, 2018, net other income (expenses) decreased by $2.9 million, or 294%, compared to the same period last year, primarily due to $5.7 million amortization of debt discount and issuance costs related to our 0.25% convertible senior notes due 2023 (the “Notes”) issued in May 2018. This decrease was partially offset by $3.0 million of interest earned on our marketable securities portfolio.

Comparison of the Nine Months Ended September 30, 2018 and 2017

Revenue

	Nine Months Ended September 30,
	2018	2017	Change
	(Dollars in thousands)
Base Revenue	$406,859	$260,191	$146,668	56%
Variable Revenue	38,906	23,593	15,313	65%
Total revenue	$445,765	$283,784	$161,981	57%

In the nine months ended September 30, 2018, Base Revenue increased by $146.7 million, or 56%, compared to the same period last year, and represented 91% and 92% of total revenue in the nine months ended September 30, 2018 and 2017, respectively. This increase was primarily attributable to an increase in the usage of our products, particularly our Programmable Messaging products and Programmable Voice products, and the adoption of additional products by our existing customers. This increase was partially offset by pricing decreases that we have implemented over time in the form of lower usage prices, in an effort to increase the reach and scale of our platform. The changes in usage and price in the nine months ended September 30, 2018 were reflected in our Dollar-Based Net Expansion Rate of 138%. The increase in usage was also attributable to a 32% increase in the number of Active Customer Accounts, from 46,489 as of September 30, 2017, to 61,153 as of September 30, 2018.

In the nine months ended September 30, 2018, Variable Revenue increased by $15.3 million, or 65%, compared to the same period last year, and represented 9% and 8% of total revenue in the nine months ended September 30, 2018 and 2017, respectively. This increase was primarily attributable to the increase in the usage of products by our existing Variable Customer Accounts.

U.S. revenue and international revenue represented $335.6 million, or 75%, and $110.2 million, or 25%, respectively, of total revenue in the nine months ended September 30, 2018, compared to $221.9 million, or 78%, and $61.9 million, or 22%, respectively, of total revenue in the nine months ended September 30, 2017. The increase in international revenue was attributable to the growth in usage of our products, particularly our Programmable Messaging products and Programmable Voice products, by our existing international Active Customer Accounts, and a 36% increase in the number of international Active Customer Accounts driven in part by our focus on expanding our sales to customers outside of the United States.

Cost of Revenue and Gross Margin

	Nine Months Ended September 30,
	2018	2017	Change
	(Dollars in thousands)
Cost of revenue	$204,553	$127,873	$76,680	60%
Gross margin	54%	55%

In the nine months ended September 30, 2018, cost of revenue increased by $76.7 million, or 60%, compared to the same period last year. The increase in cost of revenue was primarily attributable to a $67.7 million increase in network service providers’ costs and a $4.9 million increase in cloud infrastructure fees both to support the growth in usage of our products.

In the nine months ended September 30, 2018, gross margin percentage declined primarily as a result of higher network service provider costs related to foreign currency fluctuations, certain price adjustments that were made by us in 2017 as a result of the high volume growth of a large customer, an increasing mix of international product usage, and an increase in network service provider fees in certain geographies, which was partially offset by operational improvements and product mix.

Operating Expenses

	Nine Months Ended September 30,
	2018	2017	Change
	(Dollars in thousands)
Research and development	$119,727	$87,910	$31,817	36%
Sales and marketing	116,520	73,047	43,473	60%
General and administrative	76,213	40,810	35,403	87%
Total operating expenses	$312,460	$201,767	$110,693	55%

In the nine months ended September 30, 2018, research and development expenses increased by $31.8 million, or 36%, compared to the same period last year. The increase was primarily attributable to a $22.3 million increase in personnel costs, net of a $4.0 million increase in capitalized software development costs, largely as a result of an 25% average increase in our research and development headcount, as we continued to focus on enhancing our existing products and introducing new products, as well as enhancing product management and other technical functions. The increase was also due to a $2.0 million increase in cloud infrastructure fees to support the staging and development of our products, a $1.4 million increase in professional services fees, a $0.9 million increase in outsourced engineering services and a $1.4 million increase in amortization expense.

In the nine months ended September 30, 2018, sales and marketing expenses increased by $43.5 million, or 60%, compared to the same period last year. The increase was primarily attributable to a $32.4 million increase in personnel costs, largely as a result of a 54% average increase in sales and marketing headcount as we continued to expand our sales efforts in the United States and internationally, a $2.5 million increase in the expenses related to brand awareness programs and a $2.5 million increase in advertising expenses.

In the nine months ended September 30, 2018, general and administrative expenses increased by $35.4 million, or 87%, compared to the same period last year. The increase was primarily attributable to the $13.1 million release of tax liability upon certain obligation settlements and estimate revisions that occurred in the nine months ended September 30, 2017, and did not reoccur in the same period in 2018. The remaining increase was primarily attributable to a $10.8 million increase in personnel costs, largely as a result of a 37% average increase in general and administrative headcount to support the growth of our business domestically and internationally and a $6.2 million increase in professional services fees primarily related to our operations as a public company and our on-going litigation matters, including legal settlements/accruals, and a $1.2 million increase in professional expenses specifically related to our business acquisitions as described in Note 5 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Other Income (Expenses), net

	Nine Months Ended September 30,
	2018	2017	Change
	(Dollars in thousands)
Other income (expenses), net	$(3,172)	$1,969	$(5,141)	(261)%

In the nine months ended September 30, 2018, net other income (expenses) decreased by $5.1 million, or 261%, compared to the same period last year, primarily due to $8.4 million amortization of debt discount and issuance costs related to our 0.25%

convertible senior notes due 2023 (the “Notes”) issued in May 2018.  This decrease was partially offset by $5.8 million of interest earned on our marketable securities portfolio.

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

On October 15, 2018, we, Topaz Merger Subsidiary, Inc. and SendGrid entered into the Merger Agreement, pursuant to which we agreed to acquire SendGrid, subject to the terms and conditions set forth therein. The Merger Agreement provides customary termination rights for both Twilio and SendGrid.

In addition, under the terms of the Merger Agreement, we will pay SendGrid $120.0 million (the “Twilio Termination Fee”) if the merger is not consummated under certain circumstances, including if the Merger Agreement is terminated relating to a change in our board recommendation in connection with an alternative transaction. If the Merger Agreement is terminated relating to a change in board recommendation and/or alternative transaction by SendGrid, SendGrid will be required to pay us $69.0 million (the “SendGrid Termination Fee”).

Further, if the Merger Agreement is terminated for our failure to obtain stockholder approval and the shares of Twilio Class B Common Stock subject to certain proxies fail to be voted in favor of the issuance of our Class A common stock in the merger, we will be required to pay the Twilio Termination Fee.  Except as described in the previous sentence, in connection with the termination by either party due to such party’s failure to obtain its requisite stockholder approval, such party shall reimburse the other party for all reasonable and documented expenses of the other party up to $5.0 million as set forth in the Merger Agreement.

If consummated, the acquisition of SendGrid will have a significant impact on our liquidity, financial condition and results of operations.

Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2018	2017
		(As Adjusted)
Cash provided (used) by operating activities	$12,833	$(7,054)
Cash used in investing activities	(148,402)	(236,965)
Cash provided by financing activities	503,990	29,002
Effect of exchange rate changes on cash, cash equivalents and restricted cash	105	88
Net increase (decrease) in cash, cash equivalents and restricted cash	$368,526	$(214,929)

Cash Flows from Operating Activities

In the nine months ended September 30, 2018, cash provided by operating activities consisted primarily of our net loss of $74.8 million adjusted for non-cash items, including $61.3 million of stock-based compensation expense, $18.2 million of depreciation and amortization expense, $8.4 million amortization of the debt discount and issuance costs related to our Notes and $4.6 million of cumulative changes in operating assets and liabilities. With respect to changes in operating assets and liabilities, accounts payable and other current liabilities increased $41.4 million primarily due to increases in transaction volumes. Deferred revenue decreased $3.4 million primarily due to a $8.5 million reclassification of customer deposits caused by the implementation of the new accounting guidance for revenue, as described in Note 2 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. This decrease in deferred revenue was partially offset by increases due to transaction volumes and timing of customer prepayments. Accounts receivable and prepaid expenses increased $46.6 million, which resulted primarily from the timing of cash receipts from certain of our larger customers, pre-payments for cloud infrastructure fees and certain operating expenses.

In the nine months ended September 30, 2017, cash used in operating activities consisted primarily of our net loss of $44.8 million adjusted for non-cash items, including $36.0 million of stock-based compensation expense, $13.4 million of depreciation and amortization expense and $12.0 million of cumulative changes in operating assets and liabilities. With respect to changes in operating assets and liabilities, accounts payable and other current liabilities remained unchanged and deferred revenue increased $3.4 million due to increases in transaction volumes which were partially offset by the $13.1 million release of tax liability upon certain obligation settlements and estimate revisions. Accounts receivable and prepaid expenses increased $14.2 million, which resulted primarily from the timing of cash receipts from certain of our larger customers, pre-payments for cloud infrastructure fees and certain operating expenses.

Cash Flows from Investing Activities

In the nine months ended September 30, 2018, cash used in investing activities was $148.4 million primarily consisting of $100.0 million of purchases of marketable securities, net of maturities, $29.7 million of cash paid to acquire other businesses as described in Note 5 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q and $15.3 million related to capitalized software development costs.

In the nine months ended September 30, 2017, cash used in investing activities was $237.0 million, primarily consisting of $193.2 million of purchases of marketable securities, net of maturities, a $22.6 million payment for a business acquisition, net of cash acquired, $12.3 million related to capitalized software development costs and a $8.6 million increase in purchases of capital assets primarily related to the leasehold improvements under our new office lease.

Cash Flows from Financing Activities

In the nine months ended September 30, 2018, cash provided by financing activities was $504.0 million primarily consisting of $537.1 million net proceeds from our Notes, net of initial purchaser discounts and issuance costs paid in the period, $22.6 million proceeds from stock options exercised by our employees and $4.5 million proceeds from shares issued under our employee stock purchase plan.  This was partially offset by a $58.5 million payment for capped call transactions.

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

Contractual Obligations and Other Commitments

Our principal commitments consist of obligations under our operating leases for office space and contractual commitments to our cloud infrastructure and network service providers. In the three months ended September 30, 2018, we entered into several non-cancellable vendor agreements with a term from one to two years for a total purchase commitments of $2.2 million. Except for these new commitment, there have been no material changes to our principle commitments described in our most recent Annual Report on Form 10-K.

Item 3.                          Quantitative and Qualitative Disclosures about Market Risk

We are exposed to certain market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities as follows:

Interest Rate Risk

We had cash and cash equivalents of $469.1 million and marketable securities of $276.2 million as of September 30, 2018. Cash and cash equivalents consist of bank deposits and money market funds. Marketable securities consist of U.S. treasury securities, high credit quality corporate debt securities and commercial paper. The cash and cash equivalents and marketable securities are held for working capital purposes. Such interest-earning instruments carry a degree of interest rate risk. To date, fluctuations in interest income have not been significant. The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. Due to the short-term nature of our investments, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. A hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our condensed consolidated financial statements.

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

Currency Exchange Risks

The functional currency of our foreign subsidiaries is the U.S. dollar and the Euro. Therefore, we are exposed to foreign exchange rate fluctuations as we convert the financial statements of our foreign subsidiaries into U.S. dollars. The local currencies of our foreign subsidiaries are the British pound, the Euro, the Colombian peso, the Singapore dollar, the Hong Kong dollar, the Swedish Krona and the Czech Koruna. Our subsidiaries remeasure monetary assets and liabilities at period-end exchange rates, while non-monetary items are remeasured at historical rates. Revenue and expense accounts are remeasured at the average exchange rate in effect during the year. If there is a change in foreign currency exchange rates, the conversion of our foreign subsidiaries’ financial statements into U.S. dollars would result in a realized gain or loss which is recorded in our condensed consolidated statements of operations. We do not currently engage in any hedging activity to reduce our potential exposure to currency fluctuations, although we may choose to do so in the future. A hypothetical 10% change in foreign exchange rates during any of the periods presented would not have had a material impact on our condensed consolidated financial statements.

Item 4.         Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of September 30, 2018, our disclosure controls and procedures were not effective as a result of the material weakness in our internal control over financial reporting related to accounting for capitalized software development costs as described in Part II, Item 9A, “Controls and Procedures”, of our most recently filed Annual Report on Form 10-K.

Changes in Internal Control

We are taking actions to remediate the material weakness relating to our internal control over financial reporting, as described in Part II, Item 9A, “Controls and Procedures”, of our most recently filed Annual Report on Form 10-K. There were no changes in our internal control over financial reporting in connection with the evaluation required by Rules 13a-15 (d) and 15d-15 (d) of the Exchange Act that occurred during the quarter ended September 30, 2018, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On March 28, 2016, Telesign filed a second lawsuit against us in the United States District Court, Central District of California (“Telesign II”), alleging infringement of U.S. Patent No. 9,300,792 (“792”) held by Telesign. The ‘792 patent is in the same patent family as the ‘920 and ‘038 patents asserted in Telesign I. On March 8, 2017, in response to a petition by the Company, the U.S. Patent and Trademark Officer (“PTO”) issued an order instituting the inter partes review for the ‘792 patent. On March 6, 2018, the PTO found all claims challenged by Twilio in the inter partes review unpatentable. On March 15, 2017, Twilio filed a motion to consolidate and stay related cases pending the conclusion of the ‘792 patent inter partes review, which the court granted. The Central District of California court lifted the stay on April 13, 2018. The court transferred the cases to the United States District Court, Northern District of California.  With respect to each of the patents asserted in the now-consolidated Telesign I and Telesign II cases (“Telesign I/II”), the consolidated complaint seeks, among other things, to enjoin us from allegedly infringing the patents, along with damages for lost profits. On August 14, 2018, we filed a motion seeking a judgment that all asserted claims are invalid under 35 U.S.C. 101.  On October 19, 2018, the court granted our motion and entered judgment in our favor.  On November 8, 2018, Telesign filed a notice of appeal. Based on final judgment being entered by the district court in our favor, we do not believe a loss is reasonably possible or estimable.

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

On February 18, 2016, a putative class action complaint was filed in the Alameda County Superior Court in California, entitled Angela Flowers v. Twilio Inc. The complaint alleges that our products permit the interception, recording and disclosure of communications at a customer’s request and are in violation of the California Invasion of Privacy Act. The complaint seeks injunctive relief as well as monetary damages. On May 27, 2016, we filed a demurrer to the complaint. On August 2, 2016, the court issued an order denying the demurrer in part and granting it in part, with leave to amend by August 18, 2016 to address any claims under California’s Unfair Competition Law. The plaintiff opted not to amend the complaint. Following a period of discovery, the plaintiff filed a motion for class certification on September 20, 2017. On January 2, 2018, the court issued an order granting in part and denying in part the plaintiff’s class certification motion. The court certified two classes of individuals who, during specified time periods, allegedly sent or received certain communications involving the accounts of three of our customers that were recorded. The parties held a mediation on August 29, 2018. Following further discussions in coordination with the mediator, on September 27, 2018, the parties reached an agreement in principle to settle the case. The parties are preparing a long-form settlement agreement, and a preliminary class settlement approval hearing has been scheduled for January 15, 2019.  We currently estimate our potential liability in the Flowers matter to be $1.5 million and we reserved this amount in our condensed consolidated balance sheet as of September 30, 2018, presented elsewhere in this Quarterly Report on Form 10-Q.

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

We have incurred net losses in each year since our inception, including net losses of $74.8 million, $63.7 million and $41.3 million in the nine months ended September 30, 2018 and in the years 2017 and 2016, respectively. We had an accumulated deficit of $324.5 million as of September 30, 2018. We expect to continue to expend substantial financial and other resources on, among other things:

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

We have experienced substantial growth in our business since inception. For example, our headcount has grown from 955 employees on September 30, 2017 to 1,275 employees on September 30, 2018. In addition, we are rapidly expanding our international operations. Our international headcount grew from 202 employees as of September 30, 2017 to 310 employees as of September 30, 2018. We expect to continue to expand our international operations in the future. We have also experienced significant growth in the number of customers, usage and amount of data that our platform and associated infrastructure support. This growth has placed and may continue to place significant demands on our corporate culture, operational infrastructure and management.

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

Additionally, certain large scale events, such as major elections and sporting events, can significantly impact usage levels on our platform, which could cause fluctuations in our results of operations. We expect that significantly increased usage of all communications platforms, including ours, during certain seasonal and one-time events could impact delivery and quality of our products during those events. We also experienced increased expenses in the second quarter of 2017 due to our developer conference, SIGNAL, which we hosted in the fourth quarter of 2018 and plan to host annually. Such annual and one-time events may cause fluctuations in our results of operations and may impact both our revenue and operating expenses.

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

At times, network service providers have instituted additional fees due to regulatory, competitive or other industry related changes that increase our network costs. For example, starting in February 2019, we are expecting one of the major U.S. cellular carriers to introduce a new service offering for A2P, or Application to Person, SMS messages that will add a new fee for A2P SMS messages delivered to its subscribers. While we have historically responded to these types of fee increases through a combination of further negotiating efforts with our network service providers, absorbing the increased costs or changing our prices to customers, there is no guarantee that we will continue to be able to do so in the future without a material negative impact to our business. In the case of this new A2P SMS fee anticipated in early 2019, we plan to pass these fees on to our customers and do not expect this to impact the gross profit dollars per message we receive when customers send SMS messages to this carrier’s subscribers. However, mathematically this would still have a negative impact on our gross margins. Additionally, our ability to respond to any new fees may be constrained if all network providers in a particular market impose equivalent fee structures, if the magnitude of the fees is disproportionately large when compared to the underlying prices paid by our customers, or if the market conditions limit our ability to increase the price we charge our customers.

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

In the nine months ended September 30, 2018, and in the years 2017 and 2016, we derived 25%, 23% and 16% of our revenue, respectively, from customer accounts located outside the United States. The future success of our business will depend, in part, on our ability to expand our customer base worldwide. While we have been rapidly expanding our sales efforts internationally, our experience in selling our products outside of the United States is limited. Furthermore, our developer-first business model may not be successful or have the same traction outside the United States. As a result, our investment in marketing our products to these potential customers may not be successful. If we are unable to increase the revenue that we derive from international customers, then our business, results of operations and financial condition may be adversely affected.

We are in the process of expanding our international operations, which exposes us to significant risks.

We are continuing to expand our international operations to increase our revenue from customers outside of the United States as part of our growth strategy. Between September 30, 2017 and September 30, 2018, our international headcount grew from 202 employees to 310 employees. We expect to open additional foreign offices and hire employees to work at these offices in order to reach new customers and gain access to additional technical talent. Operating in international markets requires significant resources and management attention and will subject us to regulatory, economic and political risks in addition to those we already face in the United States. Because of our limited experience with international operations or with developing and managing sales in international markets, our international expansion efforts may not be successful.

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

In the nine months ended September 30, 2018, and in the years 2017 and 2016, our 10 largest Active Customer Accounts generated an aggregate of 18%, 19% and 30% of our revenue, respectively. In addition, a significant portion of our revenue comes from two customers, one of which is a Variable Customer Account.

In the nine months ended September 30, 2018, and in the years 2017 and 2016, WhatsApp, a Variable Customer, accounted for 7%, 6% and 9% of our revenue, respectively. WhatsApp uses our Programmable Voice products and Programmable Messaging products in its applications to verify new and existing users on its service. Our Variable Customer Accounts, including WhatsApp, do not have long-term contracts with us and may reduce or fully terminate their usage of our products at any time without notice, penalty or termination charges. In addition, the usage of our products by WhatsApp and other Variable Customer Accounts may change significantly between periods.

In the nine months ended September 30, 2018, and in the years 2017 and 2016, a second customer, Uber, a Base Customer, accounted for 4%, 8% and 14% of our revenue, respectively. Uber uses our Programmable Messaging products and Programmable Voice products. Uber, or any other one of our Base Customers, could significantly reduce their usage of our products without notice or penalty. Uber decreased its usage of our products throughout 2017 and may continue to do so in the future.

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

Breaches of our networks or systems, or those of AWS or our service providers, could degrade our ability to conduct our business, compromise the integrity of our products, platform and data, result in significant data losses and the theft of our intellectual property, damage our reputation, expose us to liability to third parties and require us to incur significant additional costs to maintain the security of our networks and data.

We depend upon our IT systems to conduct virtually all of our business operations, ranging from our internal operations and research and development activities to our marketing and sales efforts and communications with our customers and business partners. Individuals or entities may attempt to penetrate our network security, or that of our platform, and to cause harm to our business operations, including by misappropriating our proprietary information or that of our customers, employees and business partners or to cause interruptions of our products and platform. Because the techniques used by such individuals or entities to access, disrupt or sabotage devices, systems and networks change frequently and may not be recognized until launched against a target, we may be unable to anticipate these techniques, and we may not become aware in a timely manner of such a security breach, which could exacerbate any damage we experience. Additionally, we depend upon our employees and contractors to appropriately handle confidential and sensitive data, including customer data, and to deploy our IT resources in a safe and secure manner that does not expose our network systems to security breaches or the loss of data. Any data security incidents, including internal malfeasance by our employees, unauthorized access or usage, virus or similar breach or disruption of us or our service providers, such as AWS or service providers, could result in loss of confidential information, damage to our reputation, loss of customers, litigation, regulatory investigations, fines, penalties and other liabilities. Accordingly, if our cybersecurity measures or those of AWS or our service providers, fail to protect against unauthorized access, attacks (which may include sophisticated cyberattacks), compromise or the mishandling of data by our employees and contractors, then our reputation, business, results of operations and financial condition could be adversely affected.

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

There is considerable patent and other intellectual property development activity in our industry. Our future success depends, in part, on not infringing the intellectual property rights of others. Our competitors or other third parties have claimed and may, in the future, claim that we are infringing upon their intellectual property rights, and we may be found to be infringing upon such rights. For example, on April 30, 2015, Telesign Corporation (“Telesign”), filed a lawsuit against us in the United States District Court, Central District of California (“Telesign I”). Telesign alleges that we are infringing three U.S. patents that it holds: U.S. Patent No. 8,462,920 (“920”), U.S. Patent No. 8,687,038 (“038”) and U.S. Patent No. 7,945,034 (“034”). The patent infringement allegations in the lawsuit relate to our Account Security products, our two-factor authentication use case and an API tool to find information about a phone number. Subsequently, on March 28, 2016, Telesign filed a second lawsuit against us in the United States District Court, Central District of California (“Telesign II”), alleging infringement of U.S. Patent No. 9,300,792 (“792”) held by Telesign. The ‘792 patent is in the same patent family as the ‘920 and ‘038 patents asserted in Telesign I, and the infringement allegations in Telesign II relate to our Account Security products and our two-factor authentication use case. On October 19, 2018, the court entered judgment in our favor on all asserted claims. On November 8, 2018, Telesign filed a notice of appeal. See the section titled “Item 1. Legal Proceedings.” We intend to vigorously defend ourselves against such lawsuits and believe we have meritorious defenses to matters in which we are a defendant. However, litigation is inherently uncertain, and any judgment or injunctive relief entered against us or any adverse settlement could negatively affect our business, results of operations and financial condition. In addition, litigation can involve significant management time and attention and be expensive, regardless of outcome. During the course of these lawsuits, there may be announcements of the results of hearings and motions and other interim developments related to the litigation. If securities analysts or investors regard these announcements as negative, the trading price of our Class A common stock may decline.

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

We may evaluate and consider potential strategic transactions, including acquisitions of, or investments in, businesses, technologies, services, products and other assets in the future. For example, we have entered into the proposed acquisition of SendGrid. If that transaction closes, our stockholders will incur substantial dilution. For further risks related to the proposed acquisition of SendGrid, please see below under “-Risks Related to the Acquisition of SendGrid.” We also may enter into relationships with other businesses to expand our products and platform, which could involve preferred or exclusive licenses, additional channels of distribution, discount pricing or investments in other companies.

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

Our future performance depends on the continued services and contributions of our senior management and other key employees to execute on our business plan, to develop our products and platform, to deliver our products to customers, to attract and retain customers and to identify and pursue opportunities. The loss of services of senior management or other key employees could significantly delay or prevent the achievement of our development and strategic objectives. In particular, we depend to a considerable degree on the vision, skills, experience and effort of our co-founder and Chief Executive Officer, Jeff Lawson. None of our executive officers or other senior management personnel is bound by a written employment agreement and any of them may terminate employment with us at any time with no advance notice. On October 24, 2018, we announced that our Chief Financial Officer, Lee Kirkpatrick, will be resigning as our Chief Financial Officer on or about November 12, 2018 and Khozema Shipchandler will be succeeding him as Chief Financial Officer at that time. Though Mr. Kirkpatrick will remain an employee for a transition period, we could experience a delay or disruption in the achievement of our business objectives during the period our new Chief Financial Officer gets up to speed on our business and financial and accounting systems. The replacement of any other of our senior management personnel would likely involve significant time and costs, and such loss could significantly delay or prevent the achievement of our business objectives. The loss of the services of other of our senior management or other key employees for any reason could adversely affect our business, results of operations and financial condition.

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

We have in the past relied on the EU-U.S and the Swiss-U.S. Privacy Shield frameworks approved by the European Commission in July 2016 and the Swiss Government in January 2017, respectively, which were designed to allow U.S. corporations to self-certify to the U.S. Department of Commerce and publicly commit to comply with the Privacy Shield requirements to freely import personal data from the EU and Switzerland. However, ongoing legal challenges to these frameworks has resulted in some uncertainty as to their validity. While our Binding Corporate Rules, approved in May 2018, now serve as our primary mechanism to legitimize data transfers from the European Economic Area, we may nonetheless experience hesitancy, reluctance, or refusal by European or multinational customers to continue to use our services due to the potential risk exposure to such customers as a result of a European Union Court of Justice ruling negatively impacting the Privacy Shield frameworks. We and our customers are at risk of enforcement actions taken by an EU data protection authority until such point in time that we are able to ensure that all data transfers to us from the European Economic Area are legitimized. In addition, as the United Kingdom transitions out of the EU, we may encounter additional complexity with respect to data privacy and data transfers from the U.K.

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

As well, we continue to see jurisdictions imposing data localization laws, which require personal information, or certain subcategories of personal information to be stored in the jurisdiction of origin.  These regulations may inhibit our ability to expand into those markets or prohibit us from continuing to offer services in those markets without significant additional costs

The uncertainty and changes in the requirements of multiple jurisdictions may increase the cost of compliance, delay or reduce demand for our services, restrict our ability to offer services in certain locations, impact our customers’ ability to deploy our solutions in certain jurisdictions, or subject us to sanctions, by national data protection regulators, all of which could harm our business, financial condition and results of operations.

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

Any failure or perceived failure by us, our products or our platform to comply with new or existing U.S., EU or other foreign privacy or data security laws, regulations, policies, industry standards or legal obligations, or any security incident that results in the unauthorized access to, or acquisition, release or transfer of, personally identifiable information or other customer data may result in governmental investigations, inquiries, enforcement actions and prosecutions, private litigation, fines and penalties, adverse publicity or potential loss of business. For example, on February 18, 2016, a putative class action complaint was filed in the Alameda County Superior Court in California. The complaint alleged that our products permit the interception, recording and disclosure of communications at a customer’s request and in violation of the California Invasion of Privacy Act. This litigation, or any other such actions in the future and related penalties could divert management’s attention and resources, adversely affect our brand, business, results of operations and financial condition.

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

Significant judgments and estimates are required in determining our provision for income taxes and other tax liabilities. Our tax expense may be impacted, for example, if tax laws change or are clarified to our detriment or if tax authorities successfully challenge the tax positions that we take, such as, for example, positions relating to the arms-length pricing standards for our intercompany transactions and our state sales and use tax positions. In determining the adequacy of income taxes, we assess the likelihood of adverse outcomes that could result if our tax positions were challenged by the Internal Revenue Service (“IRS”), and other tax authorities. Should the IRS or other tax authorities assess additional taxes as a result of examinations, we may be required to record charges to operations that could adversely affect our results of operations and financial condition. We are currently in discussions with certain states regarding prior state sales taxes that we may owe. We have reserved $22.7 million on our September 30, 2018 balance sheet for these tax payments. The actual exposure could differ materially from our current estimates, and if the actual payments we make to these and other states exceed the accrual in our balance sheet, our results of operations would be harmed.

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

In reviewing the accounting for our software development activities, our management has concluded that our internal controls did not effectively track and categorize software development costs between period expenses and capitalization as a fixed asset in accordance with U.S. GAAP. As described under Part II, Item 9A, “Controls and Procedures,” of our most recently filed Annual Report on Form 10-K, our management has concluded that the identified deficiencies constitute a material weakness in our internal control over financial reporting. As of September 30, 2018, we have not yet remediated this material weakness. Notwithstanding the foregoing, our management has concluded that the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in this Quarterly Report on Form 10-Q in conformity with GAAP.

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

We review our intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. As of September 30, 2018, we carried a net $64.4 million of goodwill and intangible assets related to acquired businesses. An adverse change in market conditions, particularly if such change has the effect of changing one of our critical assumptions or estimates, could result in a change to the estimation of fair value that could result in an impairment charge to our goodwill or intangible assets. Any such charges may adversely affect our results of operations.

Our business is subject to the risks of earthquakes, fire, floods and other natural catastrophic events, and to interruption by man-made problems such as power disruptions, computer viruses, data security breaches or terrorism.

Our corporate headquarters are located in the San Francisco Bay Area, a region known for seismic activity. A significant natural disaster, such as an earthquake, fire or flood, occurring at our headquarters, at one of our other facilities or where a business partner is located could adversely affect our business, results of operations and financial condition. Further, if a natural disaster or man-made problem were to affect our service providers, this could adversely affect the ability of our customers to use our products and platform. In addition, natural disasters and acts of terrorism could cause disruptions in our or our customers’ businesses, national economies or the world economy as a whole. We also rely on our network and third-party infrastructure and enterprise applications and internal technology systems for our engineering, sales and marketing, and operations activities. Although we maintain incident management and disaster response plans, in the event of a major disruption caused by a natural disaster or man-made problem, we may be unable to continue our operations and may endure system interruptions, reputational harm, delays in our development activities, lengthy interruptions in service, breaches of data security and loss of critical data, any of which could adversely affect our business, results of operations and financial condition.

In addition, computer malware, viruses and computer hacking, fraudulent use attempts and phishing attacks have become more prevalent in our industry, have occurred on our platform in the past and may occur on our platform in the future. Though it is difficult to determine what, if any, harm may directly result from any specific interruption or attack, any failure to maintain performance, reliability, security, integrity and availability of our products and technical infrastructure to the satisfaction of our users may harm our reputation and our ability to retain existing users and attract new users.

Risks Related to Ownership of Our Class A Common Stock

The trading price of our Class A common stock has been volatile and may continue to be volatile, and you could lose all or part of your investment.

Prior to our initial public offering in June 2016, there was no public market for shares of our Class A common stock. On June 23, 2016, we sold shares of our Class A common stock to the public at $15.00 per share. From June 23, 2016, the date that our Class A common stock started trading on the New York Stock Exchange, through October 30, 2018, the trading price of our Class A common stock has ranged from $22.80 per share to $88.88 per share. The trading price of our Class A common stock may continue to fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

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

Our Class B common stock has 10 votes per share, and our Class A common stock has one vote per share. As of September 30, 2018, our directors, executive officers and their respective affiliates, held in the aggregate 48.73% of the voting power of our capital stock. Because of the 10-to-one voting ratio between our Class B common stock and Class A common stock, the holders of our Class B common stock collectively will continue to control a majority of the combined voting power of our common stock and therefore be able to control all matters submitted to our stockholders for approval until the earlier of (i) June 28, 2023, or (ii) the date the holders of two-thirds of our Class B common stock elect to convert the Class B common stock to Class A common stock. This concentrated control limits or precludes your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders.

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

Risks Related to the Acquisition of SendGrid

The proposed acquisition of SendGrid, Inc. may cause a disruption in our business.

The merger agreement related to our acquisition (the “Acquisition”) of SendGrid, Inc. (“SendGrid”) restricts us from taking certain specified actions without SendGrid’s consent until the Acquisition is completed or the merger agreement is terminated, including making certain acquisitions. These restrictions may affect our ability to execute our business strategies and attain our financial and other goals and may impact our financial condition, results of operations and cash flows.

The proposed Acquisition could cause disruptions to our business or business relationships, which could have an adverse impact on results of operations. Parties with which we have business relationships may experience uncertainty as to the future of such relationships and may delay or defer certain business decisions, seek alternative relationships with third parties or seek to alter their present business relationships with us. Parties with whom we otherwise may have sought to establish business relationships may seek alternative relationships with third parties.

The pursuit of the Acquisition, the preparation for the integration and the integration of SendGrid may place a significant burden on our management and internal resources. The diversion of management’s attention away from day-to-day business concerns and any difficulties encountered in the transition and integration process could adversely affect our financial results.

We have incurred and expect to continue to incur significant costs, expenses and fees for professional services and other transaction costs in connection with the Acquisition. We may also incur unanticipated costs in the integration of SendGrid’s business with our business. The substantial majority of these costs will be non-recurring expenses relating to the Acquisition, and many of these costs are payable regardless of whether or not the Acquisition is consummated. We also could be subject to litigation related to the proposed Acquisition, which could result in significant costs and expenses.

Failure to complete the Acquisition in a timely manner or at all could negatively impact the market price of our Class A common stock, as well as our future business and our financial condition, results of operations and cash flows.

We currently anticipate the Acquisition will be completed within the first half of 2019, but we cannot be certain when or if the conditions for the Acquisition will be satisfied or (if permissible under applicable law) waived. The Acquisition cannot be completed until the conditions to closing are satisfied or (if permissible under applicable law) waived, including (i) the adoption of the merger agreement by the requisite vote of SendGrid’s stockholders and the approval of the stock issuance by the requisite vote of the Company’s stockholders, (ii) receipt of certain required governmental approvals and consents, (iii) the effectiveness of the registration statement with respect to the issuance of the Company Class A common stock in connection with the Acquisition, (iv) authorization of the Class A common stock for listing on New York Stock Exchange, (v) receipt of certain tax opinions by us and SendGrid, including a tax opinion regarding the tax-free treatment of the Acquisition to the SendGrid stockholders for U.S. federal income tax purposes, and (vi) the accuracy of the representations and warranties made by us or SendGrid, as applicable, in the merger agreement. Our obligation to complete the Acquisition is also subject to, among other conditions, the absence of regulatory authorities requiring certain actions on our part.

The satisfaction of the required conditions could delay the completion of the Acquisition for a significant period of time or prevent it from occurring. Further, there can be no assurance that the conditions to the closing of the Acquisition will be satisfied or waived or that the Acquisition will be completed.

If the Acquisition is not completed in a timely manner or at all, our ongoing business may be adversely affected as follows:

•                  we may experience negative reactions from the financial markets, and our stock price could decline to the extent that the current market price reflects an assumption that the transaction will be completed;

•                  we may experience negative reactions from employees, customers, suppliers or other third parties;

management’s focus may have been diverted from pursuing other opportunities that could have been beneficial to us; and

•                  our costs of pursuing the Acquisition may be higher than anticipated.

In addition to the above risks, we may be required, under certain circumstances, to pay SendGrid a termination fee equal to $120 million. If the Acquisition is not consummated, there can be no assurance that these risks will not materialize and will not materially adversely affect our stock price, business, financial conditions, results of operations or cash flows.

Although we expect that the Acquisition will result in synergies and other benefits to us, we may not realize those benefits because of difficulties related to integration, the achievement of synergies, and other challenges.

We and SendGrid have operated and, until completion of the Acquisition, will continue to operate, independently, and there can be no assurances that our businesses can be combined in a manner that allows for the achievement of substantial benefits. Any integration process may require significant time and resources, and we may not be able to manage the process successfully as our ability to acquire and integrate larger or more complex companies, products, or technology in a successful manner is unproven. If we are not able to successfully integrate SendGrid’s businesses with ours or pursue our customer and product strategy successfully, the anticipated benefits of the Acquisition may not be realized fully or may take longer than expected to be realized. Further, it is possible that there could be a loss of our and/or SendGrid’s key employees and customers, disruption of either company’s or both companies’ ongoing businesses or unexpected issues, higher than expected costs and an overall post-completion process that takes longer than originally anticipated. Specifically, the following issues, among others, must be addressed in combining SendGrid’s operations with ours in order to realize the anticipated benefits of the Acquisition so the combined company performs as the parties hope:

•                  combining the companies’ corporate functions;

•                  combining SendGrid’s business with our business in a manner that permits us to achieve the synergies anticipated to result from the Acquisition, the failure of which would result in the anticipated benefits of the Acquisition not being realized in the time frame currently anticipated or at all;

•                  maintaining existing agreements with customers, distributors, providers, talent and vendors and avoiding delays in entering into new agreements with prospective customers, distributors, providers, talent and vendors;

•                  determining whether and how to address possible differences in corporate cultures and management philosophies;

•                  integrating the companies’ administrative and information technology infrastructure;

•                  developing products and technology that allow value to be unlocked in the future;

•                  evaluating and forecasting the financial impact of the acquisition transaction, including accounting charges; and

•                  effecting potential actions that may be required in connection with obtaining regulatory approvals.

In addition, at times the attention of certain members of our management and resources may be focused on completion of the Acquisition and integration planning of the businesses of the two companies and diverted from day-to-day business operations, which may disrupt our ongoing business and the business of the combined company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None

Item 3.  Defaults Upon Senior Securities

Not applicable

Item 4.  Mine Safety Disclosures

Not applicable

Item 5.  Other Information

Not applicable

Item 6.  Exhibits

The documents listed in the Exhibit Index of this Quarterly Report on Form 10-Q are incorporated by reference or are filed with this Quarterly Report on Form 10-Q, in each case as indicated therein.

EXHIBIT INDEX

Exhibit
Number	Description	Filing Date

10.1	Sublease dated as of August 30, 2018, by and between Salesforce.com, Inc. and Twilio Inc.	Filed herewith
10.2	Consent to Sublease Agreement dated as of September 25, 2018, by and among Hudson Rincon Center, LLC, Salesforce.com Inc. and Twilio Inc.	Filed herewith
31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
101.INS	XBRL Instance Document.	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document.	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith

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

Twilio Inc.

Date: November 8, 2018	/s/ JEFFREY LAWSON
Jeffrey Lawson
Chief Executive Officer (Principal Executive Officer)

Date: November 8, 2018	/s/ LEE KIRKPATRICK
Lee Kirkpatrick
Chief Financial Officer (Principal Accounting and Financial Officer)