Form 10-K
period 2018-12-31
TWILIO INC
filed 2019-03-01
CIK 1447669

Use these links to rapidly review the document

Item 8. Financial Statements and Supplementary Data

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934
For the fiscal year ended December 31, 2018
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

          The aggregate market value of stock held by non-affiliates as of June 29, 2018 (the last business day of the registrant's most recently completed second quarter) was $4.4 billion based upon $56.02 per share, the closing price on June 29, 2018 on the New York Stock Exchange. Determination of stock ownership by non-affiliates was made solely for the purpose of responding to this requirement and the registrant is not bound by this determination for any other purpose.

          On February 1, 2019, the registrant had 104,277,870 shares of Class A common stock and 19,303,259 shares of Class B common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the registrant's definitive Proxy Statement for the 2019 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant's fiscal year ended December 31, 2018.

Twilio Inc.
Annual Report on Form 10-K
For the Fiscal Year Ended December 31, 2018

Special Note Regarding Forward-Looking Statements

        This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as "may," "will," "should," "expects," "plans," "anticipates," "could," "intends," "target," "projects," "contemplates," "believes," "estimates," "predicts," "potential" or "continue" or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to, statements about:

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

  •
  our ability to form and expand partnerships with technology partners and consulting partners;

  •
  the evolution of technology affecting our products and markets;

  •
  our ability to introduce new products and enhance existing products;

  •
  our ability to optimize our network service provider coverage and connectivity;

  •
  our ability to manage changes in network service provider fees that we pay in connection with the delivery of communications on our platform;

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

  •
  our ability to comply with modified or new laws and regulations applying to our business, including the General Data Protection Regulation ("GDPR"), the California Consumer Privacy Act of 2018 and other privacy regulations that may be implemented in the future; and

  •
  our ability to successfully integrate and realize the benefits of our past or future strategic acquisitions or investments, including our acquisition of SendGrid, Inc. ("SendGrid").

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

        Our platform consists of three layers: our Engagement Cloud, Programmable Communications Cloud and Super Network. Our Engagement Cloud software is designed to address specific use cases like account security and contact centers and is a set of Application Programming Interfaces ("APIs") that handles the higher-level communication logic needed for nearly every type of customer engagement. These APIs are focused on the business challenges that a developer is looking to address, allowing our customers to more quickly and easily build better ways to engage with their customers throughout their journey. Our Programmable Communications Cloud software is a set of APIs that enables developers to embed voice, messaging and video capabilities into their applications. The Programmable Communications Cloud is designed to support almost all the fundamental ways humans communicate, unlocking innovators to address just about any communication market. The Super Network is our software layer that allows our customers' software to communicate with connected devices globally. It interconnects with communications networks around the world and continually analyzes data to optimize the quality and cost of communications that flow through our platform. The Super Network also contains a set of API's giving our customers access to more foundational components of our platform, like phone numbers.

        In February 2019, we completed our acquisition of SendGrid, the leading email API platform. Email is an important channel for businesses to communicate with their customers, and incorporating SendGrid's products into our platform will allow us to enable businesses to engage with their customers via email effectively and at scale. In addition, adding this important channel to our platform will allow us to more strategically address our customer's engagement strategy across voice, messaging, video, and now e-mail.

        We had 64,286 Active Customer Accounts as of December 31, 2018, representing organizations big and small, old and young, across nearly every industry, with one thing in common: they are competing by using the power of software to build differentiation through communications. With our platform, our customers are disrupting existing industries and creating new ones. For example, our customers' software applications use our platform to notify a diner when a table is ready, provide enhanced application security through two-factor authentication, connect potential buyers to real estate agents, and power large, omni-channel contact centers. The range of applications that developers build with the Twilio platform has proven to be nearly limitless.

        Our goal is for Twilio to be in the toolkit of every software developer in the world. Because big ideas often start small, we encourage developers to experiment and iterate on our platform. We love when developers explore what they can do with Twilio, because one day they may have a business problem that they will use our products to solve.

        As our customers succeed, we share in their success through our usage-based revenue model. Our revenue grows as customers increase their usage of a product, extend their usage of a product to new applications or adopt a new product. We believe the most useful indicator of this increased activity from our existing customer accounts is our Dollar-Based Net Expansion Rate, which compares the revenue from a cohort of Active Customer Accounts, other than Variable Customer Accounts, in a quarter to the same quarter in the prior year. Dollar-Based Net Expansion Rate was 140% and 128% for the years ended December 31, 2018 and 2017, respectively. See Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Key Business Metrics—Dollar-Based Net Expansion Rate."

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

        Using our software, developers are able to incorporate communications into applications that span a range of industries and functionalities. Our technology partner customers, which embed our products in the solutions they sell to other businesses, are also able to leverage our products to deliver their applications.

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

Our Platform

Engagement Cloud

        Part of our core strategy is to provide a broad set of lower level building blocks (i.e. the products in our Programmable Communications Cloud and Super Network) that can be used to build virtually any use case. By doing this, we allow developers' creativity to flourish across the widest set of use cases—some of which haven't even been invented yet. As we observe what use cases are most common, and the work flows our customers find most challenging, we create the products in our Engagement Cloud to bring these learnings to a broader audience. While developers can build a broad range of applications on our platform, certain use cases are more common. Our Engagement Cloud APIs build upon our Programmable Communications Cloud to offer more fully implemented functionality for a specific purpose, such as two-factor authentication or a contact center, thereby saving developers significant time in building their applications.

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

  •
  Programmable Messaging.  Our Programmable Messaging software products allow developers to build solutions to send and receive messages globally, through channels like SMS, MMS, short codes, WhatsApp, Facebook Messenger, and LINE, and incorporate advanced messaging functionality such as emoji, picture messaging and localized languages. Our customers use Programmable Messaging, through software controls, to power use cases, such as appointment reminders, delivery notifications, order confirmations and customer care.

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

  •
  Continue Significant Investment in our Technology Platform.  We will continue to invest in building new software capabilities and extending our platform to bring the power of contextual communications to a broader range of applications, geographies and customers. We have a substantial research and development team, comprising approximately 47% of our headcount as of December 31, 2018.

  •
  Grow Our Developer Community and Accelerate Adoption.  We will continue to enhance our relationships with developers globally and seek to increase the number of developers on our platform. As of December 31, 2018, we had 64,286 Active Customer Accounts and well over two million registered developer accounts registered on our platform. In addition to adding new developers, we believe there is significant opportunity for revenue growth from developers who have already registered accounts with us but who have not yet built their software applications with us, or whose applications are in their infancy and will grow with Twilio into an Active Customer Account.

  •
  Increase Our International Presence.  Our platform serves over 180 countries today, making it as simple to communicate from São Paulo as it is from San Francisco. Customers outside the United States are increasingly adopting our platform, and for the years ended December 31, 2018 and 2017, revenue from international customer accounts accounted for 25% and 23% of our total revenue, respectively. We are investing to meet the requirements of a broader range of global developers and enterprises. We plan to grow internationally by continuing to expand our operations outside of the United States and collaborating with international strategic partners.

  •
  Further Penetrate the Enterprises.  We plan to drive greater awareness and adoption of Twilio from enterprises across industries. We intend to further increase our investment in sales and marketing to meet evolving enterprise needs globally, in addition to extending our enterprise-focused use cases and platform capabilities, like our Twilio Enterprise Plan. Additionally, we believe there is significant opportunity to expand our relationships with existing enterprise customers.

  •
  Expand Our Partner Channel.  Our Twilio Build partner program is focused on growing our community of technology and consulting partners. Twilio Build's ecosystem of partners offers customers both packaged applications and consulting expertise that make it possible for any customer to innovate with Twilio regardless of region, industry, business model or development resources. To help our partners grow their businesses and innovate for their customers, this program provides go-to-market support, certification and training programs, and a partner success team. We have relationships with a number of technology partner customers that embed our products in the solutions that they sell to other businesses. We intend to expand our relationships with existing technology partner customers and to add new technology partner customers. We plan to invest in a range of initiatives to encourage increased collaboration with, and generation of revenue from, technology partner customers. We have started developing relationships with consulting partners who provide consulting and development services for organizations that have limited software development expertise to build our platform into their software applications. We intend to continue to invest in and develop the ecosystem for our solutions in partnership with consulting partners to accelerate awareness and adoption of our platform.

  •
  Selectively Pursue Acquisitions and Strategic Investments.  We may selectively pursue acquisitions and strategic investments in businesses and technologies that strengthen our platform. In February 2015, we acquired Authy, a leading provider of authentication-as-a-service for large-scale applications. With the integration of Authy, we now provide a cloud-based API to seamlessly embed two-factor authentication and phone verification into any application. In November 2016, we acquired the proprietary Web Real-Time-Communication ("WebRTC") media processing technologies built by the team behind the Kurento Open Source Project. The Kurento Media Server capabilities, including large group communications, transcoding, recording and advanced media processing, has been integrated into Twilio Programmable Video. In February 2017, we acquired Beepsend, AB, a messaging provider based in Sweden specializing in messaging and SMS solutions. In 2018, we acquired Ytica.com, a contact center analytics tool developer based in Czech Republic; Core Network Dynamics, a software mobile network infrastructure developer based in Germany; and certain assets of VAI Technologies, a language recognition platform. In February 2019, we acquired SendGrid, Inc., the leading e-mail API platform.

The Twilio Magic

        We believe there's a unique spirit to Twilio, manifested in who we are and how we work together. These are the principles we use to build an impactful, high growth business while staying true to ourselves. Collectively, these principles guide how we act, how we make decisions, and how we win.

  How We Act

        Be an Owner.    Owners know their business, embracing the good news and the bad. Owners sweat the details and "pick up the trash." Owners think long term, and spend money wisely.

        Empower Others.    We believe that unleashing human potential—both inside and outside our company—is the key to our success. Be humble and realize it's not just about us. Invest in each other.

        No Shenanigans.    Always act in an honest, direct and transparent way.

  How We Make Decisions

        Wear the Customer's Shoes.    Spend the time to deeply understand customers, and solve problems from their perspective. Earn trust through every interaction.

        Write It Down.    Our business is complex, so take the time to express yourself in prose—for your sake, and for the folks with whom you're collaborating.

        Ruthlessly Prioritize.    Prioritization helps break down complex problems, and provides clarity in the face of uncertainty. Decisions are progress, so make decisions with available information and keep learning.

  How We Win

        Be Bold.    We're driven by a hunger to build a meaningful and impactful company. Embrace crazy ideas and remember, every big idea starts small.

        Be Inclusive.    To achieve our goals, we need a diverse set of voices in the room. Build diverse teams, and seek out unique points of view.

        Draw the Owl.    There's no instruction book, it's ours to write. Figure it out, ship it, and iterate. Invent the future, but don't wing it.

        Don't Settle.    Expect the best from yourself and others, because there's no feeling greater than being proud of our work. Hire the best people for every role.

Twilio.org

        We believe we can create greater social good through better communications. Through Twilio.org, which is a part of our company and not a separate legal entity, we donate and discount our products to nonprofits, who use our products to engage their audience, expand their reach and focus on making a meaningful change in the world. Twilio.org's mission is to fuel communications that give hope, power, and freedom with a 10-year goal to help one billion people every year. In 2015, we reserved 1% of our common stock to fund social impact at Twilio. Since then, Twilio.org has made several donations consistent with its philanthropic goals which were treated as charitable contributions in our consolidated statements of operations included elsewhere in this Annual Report on Form 10-K. As of December 31, 2018, the total remaining shares reserved for Twilio.org was 572,676.

Our Products

  Engagement Cloud

        While developers can build a broad range of applications on our platform, certain use cases are more common. Our Engagement Cloud APIs build upon our Programmable Communications Cloud to offer more fully implemented functionality for a specific purpose, such as two-factor authentication or a contact center, thereby saving developers significant time in building their applications.

  Flex

        Flex is a fully programmable cloud contact center platform designed to give businesses complete control of their contact center experience. With Flex, customers can quickly deploy an omnichannel contact center platform and also programmatically customize every element of the experience including the interface, communication channels, agent routing, and reporting to meet the unique needs of the business.

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

        We charge on a per-seat or per-use basis for our Engagement Cloud APIs.

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

  Programmable Voice

        Our Programmable Voice software products allow developers to build solutions to make and receive phone calls globally, and to incorporate advanced voice functionality such as text-to-speech, conferencing, recording and transcription. Programmable Voice, through our advanced call control software, allows developers to build customized applications that address use cases such as contact centers, call tracking and analytics solutions and anonymized communications. Our voice software works over both the traditional public switch telephone network and over Internet Protocol. Programmable Voice includes:

  •
  Twilio Voice.  Initiate, receive and manage phone calls globally, end to end through traditional voice technology or between web browsers and landlines or mobile phones. Voice calling can also be integrated natively in Apple iOS and Google Android apps.

  •
  Call Recording.  Securely record, store, transcribe and retrieve voice calls in the cloud.

  •
  Global Conference.  Integrate audio conferencing that intelligently routes calls through cloud data centers in the closest of nine geographic regions to reduce latency. Scales from Basic, for a limited number of participants, to Epic, for an unlimited number of participants.

        We charge on a per-minute basis for most of our Programmable Voice products.

  Programmable Messaging

        Our Programmable Messaging software products allow developers to build solutions to send and receive messages globally, and incorporate advanced messaging functionality such as emoji, picture messaging and localized languages. Our customers use Programmable Messaging, through software controls, to power use cases, such as appointment reminders, delivery notifications, order confirmations and customer care. We offer messaging over long-code numbers, short-code numbers, messaging apps such as WhatsApp, Facebook Messenger and LINE, and over IP through our Android, iOS and JavaScript software development kits. Programmable Messaging includes:

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

  •
  Channels.  Programmatically send, receive and track messages to messaging apps such as WhatsApp, Facebook Messenger and LINE globally.

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

Our Employees

        As of December 31, 2018, we had a total of 1,440 employees, including 351 employees located outside of the United States. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We have not experienced any work stoppages, and we consider our relations with our employees to be good.

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

        As of December 31, 2018, we had 673 employees in our research and development organization. We intend to continue to invest in our research and development capabilities to extend our platform and bring the power of contextual communications to a broader range of applications, geographies and customers.

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

        We also supplement our self-service model with a sales effort aimed at engaging larger potential customers, strategic leads and existing customers through a direct sales approach. To help increase our awareness in the enterprise, we have expanded our marketing efforts through programs like our Twilio Engage roadshow were we seek to bring business leaders and developers together to discuss the future of customer engagement. We have developed products to support this effort as well, like the Twilio Enterprise Plan, which provides capabilities for advanced security, access management and granular administration. Our sales organization targets technical leaders and business leaders who are seeking to leverage software to drive competitive differentiation. As we educate these leaders on the benefits of developing applications incorporating our products to differentiate their business, they often consult with their developers regarding implementation. We believe that developers are often advocates for our products as a result of our developer-focused approach. Our sales organization includes sales development, inside sales, field sales and sales engineering personnel.

        When potential customers do not have the available developer resources to build their own applications, we refer them to either our technology partners who embed our products in the solutions that they sell to other businesses (such as contact centers and sales force and marketing automation) or our consulting partners who provide consulting and development services for organizations that have limited software development expertise to build our platform into their software applications.

        As of December 31, 2018, we had 549 employees in our sales and marketing organization.

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

  •
  smaller software companies that compete with portions of our product line; and

  •
  software-as-a-service "SaaS" companies and cloud platform vendors that offer prepackaged applications and platforms.

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

        As of December 31, 2018, in the United States, we had been issued 104 patents, which expire between 2029 and 2037. As of such date, we also had 13 issued patents in foreign jurisdictions, all of which are related to U.S. patents and patent applications. We have also filed various applications for protection of certain aspects of our intellectual property in the United States and internationally. In addition, as of December 31, 2018, we had 15 trademarks registered in the United States and 94 trademarks registered in foreign jurisdictions.

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

        For example, GDPR, which took full effect on May 25, 2018, enhanced data protection obligations for businesses and requires service providers (data processors) processing personal data on behalf of customers to cooperate with European data protection authorities, implement security measures and keep records of personal data processing activities. Noncompliance with the GDPR can trigger fines equal to the greater of € 20 million or 4% of global annual revenue. Given the breadth and depth of changes in data protection obligations, meeting the requirements of GDPR has required significant time and resources, including a review of our technology and systems currently in use against the requirements of GDPR. We have taken steps to prepare for complying with GDPR, including integrating GDPR-compliant privacy protections into our products and platform, commercial agreements and record-keeping practices to help us and our customers meet the compliance obligations of GDPR. However, additional EU laws and regulations (and member states' implementations thereof) further govern the protection of consumers and of electronic communications. If our efforts to comply with GDPR or other applicable EU laws and regulations are not successful, we may be subject to penalties and fines that would adversely impact our business and results of operations, and our ability to conduct business in the EU could be significantly impaired.

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

        Information about geographic revenue is set forth in Note 10 of our Notes to our Consolidated Financial Statements included in Part II, Item 8, "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.

Available Information

        The following filings are available through our investor relations website after we file them with the Securities and Exchange Commission ("SEC"): Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and our Proxy Statement for our annual meeting of stockholders. These filings are also available for download free of charge on our investor relations website. Our investor relations website is located at http://investors.twilio.com. The SEC also maintains an Internet website that contains reports, proxy statements and other information about issuers, like us, that file electronically with the SEC. The address of that website is www.sec.gov.

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

Item 1A.    Risk Factors

        A description of the risks and uncertainties associated with our business is set forth below. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Annual Report on Form 10-K, including Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. The risks and uncertainties described below may not be the only ones we face. If any of the risks actually occur, our business, financial condition, results of operations and prospects could be materially and adversely affected. In that event, the market price of our Class A common stock could decline.

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

        We have incurred net losses in each year since our inception, including net losses of $121.9 million, $63.7 million and $41.3 million in 2018, 2017 and 2016, respectively. We had an accumulated deficit of $371.7 million as of December 31, 2018. We expect to continue to expend substantial financial and other resources on, among other things:

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

        We have experienced substantial growth in our business since inception. For example, our headcount has grown from 996 employees on December 31, 2017 to 1,440 employees on December 31, 2018. In addition, we are rapidly expanding our international operations. Our international headcount grew from 215 employees as of December 31, 2017 to 351 employees as of December 31, 2018. We expect to continue to expand our international operations in the future. We have also experienced significant growth in the number of customers, usage and amount of data that our platform and associated infrastructure support. This growth has placed and may continue to place significant demands on our corporate culture, operational infrastructure and management.

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

        Additionally, certain large scale events, such as major elections and sporting events, can significantly impact usage levels on our platform, which could cause fluctuations in our results of operations. We expect that significantly increased usage of all communications platforms, including ours, during certain seasonal and one-time events could impact delivery and quality of our products during those events. We also tend to experience increased expenses in connection with the hosting of SIGNAL, our developer conference, which we hosted in the fourth quarter of 2018 and plan to host annually. Such annual and one-time events may cause fluctuations in our results of operations and may impact both our revenue and operating expenses.

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

        As we seek to increase the adoption of our products by enterprises, including products like Flex, which is primarily aimed at complex contact center implementations at larger companies, we expect to incur higher costs and longer sales cycles. In the enterprise market segment, the decision to adopt our products may require the approval of multiple technical and business decision makers, including security, compliance, procurement, operations and IT. In addition, while enterprise customers may quickly deploy our products on a limited basis, before they will commit to deploying our products at scale, they often require extensive education about our products and significant customer support time, engage in protracted pricing negotiations and seek to secure readily available development resources. In addition, sales cycles for enterprises are inherently more complex and less predictable than the sales through our self-service model, and some enterprise customers may not use our products enough to generate revenue that justifies the cost to obtain such customers. In addition, these complex and resource intensive sales efforts could place additional strain on our product and engineering resources. Further, enterprises, including some of our customers, may choose to develop their own solutions that do not include our products. They also may demand reductions in pricing as their usage of our products increases, which could have an adverse impact on our gross margin. As a result of our limited experience selling and marketing to enterprises, our efforts to sell to these potential customers may not be successful. If we are unable to increase the revenue that we derive from enterprises, then our business, results of operations and financial condition may be adversely affected.

If we are unable to expand our relationships with existing technology partner customers and add new technology partner customers, our business, results of operations and financial condition could be adversely affected.

        We believe that the continued growth of our business depends in part upon developing and expanding strategic relationships with technology partner customers. Technology partner customers embed our software products in their solutions, such as software applications for contact centers and sales force and marketing automation, and then sell such solutions to other businesses. When potential customers do not have the available developer resources to build their own applications, we refer them to either our technology partners who embed our products in the solutions that they sell to other businesses (such as contact centers and sales force and marketing automation) or our consulting partners who provide consulting and development services for organizations that have limited software development expertise to build our platform into their software applications.

        As part of our growth strategy, we intend to expand our relationships with existing technology partner customers and add new technology partner customers. If we fail to expand our relationships with existing technology partner customers or establish relationships with new technology partner customers in a timely and cost-effective manner, or at all, then our business, results of operations and financial condition could be adversely affected. Additionally, even if we are successful at building these relationships but there are problems or issues with integrating our products into the solutions of these customers, our reputation and ability to grow our business may be harmed.

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

        At times, network service providers have instituted additional fees due to regulatory, competitive or other industry related changes that increase our network costs. For example, starting in 2019, we are expecting one of the major U.S. cellular carriers to introduce a new service offering for A2P, or Application to Person, SMS messages that will add a new fee for A2P SMS messages delivered to its subscribers. While we have historically responded to these types of fee increases through a combination of further negotiating efforts with our network service providers, absorbing the increased costs or changing our prices to customers, there is no guarantee that we will continue to be able to do so in the future without a material negative impact to our business. In the case of this new A2P SMS fee anticipated in 2019, we plan to pass these fees on to our customers who are sending SMS messages to this carrier's subscribers. This is expected to increase our revenue and cost of goods sold, but is not expected to impact the gross profit dollars received for sending these messages. However, mathematically this would still have a negative impact on our gross margins. Additionally, our ability to respond to any new fees may be constrained if all network service providers in a particular market impose equivalent fee structures, if the magnitude of the fees is disproportionately large when compared to the underlying prices paid by our customers, or if the market conditions limit our ability to increase the price we charge our customers.

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

        In 2018, 2017 and 2016, we derived 25%, 23% and 16% of our revenue, respectively, from customer accounts located outside the United States. The future success of our business will depend, in part, on our ability to expand our customer base worldwide. While we have been rapidly expanding our sales efforts internationally, our experience in selling our products outside of the United States is limited. Furthermore, our developer-first business model may not be successful or have the same traction outside the United States. As a result, our investment in marketing our products to these potential customers may not be successful. If we are unable to increase the revenue that we derive from international customers, then our business, results of operations and financial condition may be adversely affected.

We are in the process of expanding our international operations, which exposes us to significant risks.

        We are continuing to expand our international operations to increase our revenue from customers outside of the United States as part of our growth strategy. Between December 31, 2017 and December 31, 2018, our international headcount grew from 215 employees to 351 employees. We expect to open additional foreign offices and hire employees to work at these offices in order to reach new customers and gain access to additional technical talent. Operating in international markets requires significant resources and management attention and will subject us to regulatory, economic and political risks in addition to those we already face in the United States. Because of our limited experience with international operations or with developing and managing sales in international markets, our international expansion efforts may not be successful.

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

  •
  our ability to comply with GDPR, which went into effect on May 25, 2018, and the California Consumer Privacy Act, which will be effective as of January 1, 2020;

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

        In 2018, 2017 and 2016, our 10 largest Active Customer Accounts, which consisted of both Base and Variable Customers, generated an aggregate of 18%, 19% and 30% of our revenue, respectively. A significant portion of our revenue comes from a Variable Customer, WhatsApp.

        In 2018, 2017 and 2016, WhatsApp accounted for 7%, 6% and 9% of our revenue, respectively. WhatsApp uses our Programmable Voice products and Programmable Messaging products in its applications to verify new and existing users on its service. Our Variable Customer Accounts, including WhatsApp, do not have long-term contracts with us and may reduce or fully terminate their usage of our products at any time without notice, penalty or termination charges. In addition, the usage of our products by WhatsApp and other Variable Customer Accounts may change significantly between periods.

        In the event that any of our large Base or Variable customers do not continue to use our products, use fewer of our products, or use our products in a more limited capacity, or not at all, our business, results of operations and financial condition could be adversely affected.

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

  •
  smaller software companies that compete with portions of our product line; and

  •
  software-as-a-service ("SaaS") companies and cloud platform vendors that offer prepackaged applications and platforms.

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

        Our platform must integrate with a variety of network, hardware, mobile and software platforms and technologies, and we need to continuously modify and enhance our products and platform to adapt to changes and innovation in these technologies. For example, Apple, Google and other cell-phone operating system providers may develop new applications or functions intended to filter spam and unwanted phone calls, and such applications or functions may inadvertently filter desired messages or calls to or from our customers. If customers or their end users adopt new software platforms or infrastructure, we may be required to develop new versions of our products to work with those new platforms or infrastructure. This development effort may require significant resources, which would adversely affect our business, results of operations and financial condition. Any failure of our products and platform to operate effectively with evolving or new platforms and technologies could reduce the demand for our products. If we are unable to respond to these changes in a cost-effective manner, our products may become less marketable and less competitive or obsolete, and our business, results of operations and financial condition could be adversely affected.

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

If we are unable to develop and maintain successful relationships with consulting partners, our business, results of operations and financial condition could be adversely affected.

        We believe that continued growth of our business depends in part upon identifying, developing and maintaining strategic relationships with consulting partners. As part of our growth strategy, we intend to further develop partnerships and specific solution areas with consulting partners. If we fail to establish these relationships in a timely and cost-effective manner, or at all, then our business, results of operations and financial condition could be adversely affected. Additionally, even if we are successful at developing these relationships but there are problems or issues with the integrations or enterprises are not willing to purchase through consulting partners, our reputation and ability to grow our business may be adversely affected.

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

        There is considerable patent and other intellectual property development activity in our industry. Our future success depends, in part, on not infringing the intellectual property rights of others. Our competitors or other third parties have claimed and may, in the future, claim that we are infringing upon their intellectual property rights, and we may be found to be infringing upon such rights. For example, Telesign Corporation ("Telesign") sued Twilio in 2015 and 2016 alleging that we are infringing four U.S. patents that it holds: U.S. Patent No. 7,945,034 ("034"), U.S. Patent No. 8,462,920 ("920"), U.S. Patent No. 8,687,038 ("038"), and U.S. Patent No. 9,300,792 ("792"). The patent infringement allegations in the lawsuit relate to the Company's two-factor authentication use case, Authy, and an API tool to find information about a phone number. On October 19, 2018, a United States District Court in the Northern District of California entered judgment in our favor on all asserted claims. Telesign has appealed and the case is now pending before the Court of Appeals for the Federal Circuit. See the section titled "Item 3. Legal Proceedings." We intend to vigorously defend ourselves against such lawsuits and believe we have meritorious defenses to matters in which we are a defendant. However, litigation is inherently uncertain, and any judgment or injunctive relief entered against us or any adverse settlement could negatively affect our business, results of operations and financial condition. In addition, litigation can involve significant management time and attention and be expensive, regardless of outcome. During the course of these lawsuits, there may be announcements of the results of hearings and motions and other interim developments related to the litigation. If securities analysts or investors regard these announcements as negative, the trading price of our Class A common stock may decline.

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

        Our success depends, in part, on our ability to protect our brand and the proprietary methods and technologies that we develop under patent and other intellectual property laws of the United States and foreign jurisdictions so that we can prevent others from using our inventions and proprietary information. As of December 31, 2018, in the United States, we had been issued 104 patents, which expire between 2029 and 2037. As of such date, we also had 13 issued patents in foreign jurisdictions, all of which are related to U.S. patents and patent applications. We have also filed various applications for protection of certain aspects of our intellectual property in the United States and internationally. There can be no assurance that additional patents will be issued or that any patents that have been issued or that may be issued in the future will provide significant protection for our intellectual property. As of December 31, 2018, we had 15 registered trademarks in the United States and 94 registered trademarks in foreign jurisdictions. If we fail to protect our intellectual property rights adequately, our competitors might gain access to our technology and our business, results of operations and financial condition may be adversely affected.

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

        Our future performance depends on the continued services and contributions of our senior management and other key employees to execute on our business plan, to develop our products and platform, to deliver our products to customers, to attract and retain customers and to identify and pursue opportunities. The loss of services of senior management or other key employees could significantly delay or prevent the achievement of our development and strategic objectives. In particular, we depend to a considerable degree on the vision, skills, experience and effort of our co-founder and Chief Executive Officer, Jeff Lawson. None of our executive officers or other senior management personnel is bound by a written employment agreement and any of them may terminate employment with us at any time with no advance notice. On November 12, 2018, our Chief Financial Officer, Lee Kirkpatrick, resigned as our Chief Financial Officer and Khozema Shipchandler succeeded him as Chief Financial Officer at that time. Though Mr. Kirkpatrick will remain a consultant for a transition period ending in April 2019, we could experience a delay or disruption in the achievement of our business objectives during the period our new Chief Financial Officer gets up to speed on our business and financial and accounting systems. The replacement of any other of our senior management personnel would likely involve significant time and costs, and such loss could significantly delay or prevent the achievement of our business objectives. The loss of the services of any of our senior management or other key employees for any reason could adversely affect our business, results of operations and financial condition.

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

        Similarly, many foreign countries and governmental bodies, including the European Union ("EU") member states, have laws and regulations concerning the collection and use of personally identifiable information obtained from individuals located in the EU or by businesses operating within their jurisdiction, which are often more restrictive than those in the United States. Laws and regulations in these jurisdictions apply broadly to the collection, use, storage, disclosure and security of personally identifiable information that identifies or may be used to identify an individual, such as names, telephone numbers, email addresses and, in some jurisdictions, IP addresses and other online identifiers.

        For example, in April 2016 the EU adopted the General Data Protection Regulation ("GDPR"), which took full effect on May 25, 2018. The GDPR enhances data protection obligations for businesses and requires service providers (data processors) processing personal data on behalf of customers to cooperate with European data protection authorities, implement security measures and keep records of personal data processing activities. Noncompliance with the GDPR can trigger fines equal to or greater of €20 million or 4% of global annual revenues. Given the breadth and depth of changes in data protection obligations, preparing to meet the requirements of GDPR has required significant time and resources, including a review of our technology and systems currently in use against the requirements of GDPR. There are also additional EU laws and regulations (and member states implementations thereof) which govern the protection of consumers and of electronic communications. If our efforts to comply with GDPR or other applicable EU laws and regulations are not successful, we may be subject to penalties and fines that would adversely impact our business and results of operations, and our ability to conduct business in the EU could be significantly impaired.

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

        As well, we continue to see jurisdictions imposing data localization laws, which require personal information, or certain subcategories of personal information to be stored in the jurisdiction of origin. These regulations may inhibit our ability to expand into those markets or prohibit us from continuing to offer services in those markets without significant additional costs

        The uncertainty and changes in the requirements of multiple jurisdictions may increase the cost of compliance, delay or reduce demand for our services, restrict our ability to offer services in certain locations, impact our customers' ability to deploy our solutions in certain jurisdictions, or subject us to sanctions, by national data protection regulators, all of which could harm our business, financial condition and results of operations.

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

        As a provider of communications products, we are subject to existing or potential Federal Communications Commission ("FCC") regulations relating to privacy, Telecommunications Relay Service fund contributions and other requirements. FCC classification of our Internet voice communications products as telecommunications services could result in additional federal and state regulatory obligations. If we do not comply with FCC rules and regulations, we could be subject to FCC enforcement actions, fines, loss of licenses and possibly restrictions on our ability to operate or offer certain of our products. Any enforcement action by the FCC, which may be a public process, would hurt our reputation in the industry, possibly impair our ability to sell our products to customers and could adversely affect our business, results of operations and financial condition.

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

        In addition, in order to procure, distribute and retain telephone numbers from the European Union or certain other regions, we are often required to register with the local telecommunications regulatory authorities, some of which have been increasingly monitoring and regulating the categories of phone numbers that are eligible for provisioning to our customers. We are in the process of registering in various countries in which we do business, but in some countries, the regulatory regime around provisioning of phone numbers is unclear, subject to change over time, and sometimes may conflict from jurisdiction to jurisdiction. Furthermore, these regulations and governments' approach to their enforcement, as well as our products and services, are still evolving and we may be unable to maintain compliance with applicable regulations, or enforce compliance by our customers, on a timely basis or without significant cost. Also, compliance with these types of regulation may require changes in products or business practices that result in reduced revenue. If we or our customers use phone numbers in these countries in a manner that violates applicable rules and regulations, we may also be subject to significant penalties or governmental action, including government-initiated audits and, in extreme cases, may be precluded from doing business in that particular country. In the event of such non-compliance, we may be forced to reclaim phone numbers from our customers, which could result in loss of customers, breach of contract claims, loss of revenue and reputational harm, all of which could have a material adverse effect on our business, results of operations and financial condition.

        Due to their limited availability, there are certain popular area code prefixes that we generally cannot obtain. Our inability to acquire or retain DIDs for our operations would make our voice and messaging products less attractive to potential customers in the affected local geographic areas. In addition, future growth in our customer base, together with growth in the customer bases of other providers of cloud communications, has increased, which increases our dependence on needing sufficiently large quantities of DIDs. It may become increasingly difficult to source larger quantities of

DIDs as we scale and we may need to pay higher costs for DIDs, and DIDs may become subject to more stringent regulation or conditions of usage such as the registration and on-going compliance requirements discussed above. Any of the foregoing could adversely affect our business, results of operations and financial condition.

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

        Significant judgments and estimates are required in determining our provision for income taxes and other tax liabilities. Our tax expense may be impacted, for example, if tax laws change or are clarified to our detriment or if tax authorities successfully challenge the tax positions that we take, such as, for example, positions relating to the arms-length pricing standards for our intercompany transactions and our state sales and use tax positions. In determining the adequacy of income taxes, we assess the likelihood of adverse outcomes that could result if our tax positions were challenged by the Internal Revenue Service ("IRS"), and other tax authorities. Should the IRS or other tax authorities assess additional taxes as a result of examinations, we may be required to record charges to operations that could adversely affect our results of operations and financial condition. We are currently in discussions with certain states regarding prior state sales taxes that we may owe. We have reserved $22.6 million on our December 31, 2018 balance sheet for these tax payments. The actual exposure could differ materially from our current estimates, and if the actual payments we make to these and other states exceed the accrual in our balance sheet, our results of operations would be harmed.

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

        As of December 31, 2018, we had federal, state and foreign net operating loss carryforwards ("NOLs"), of $452.7 million, $347.1 million and $8.1 million, respectively, due to prior period losses. In general, under Section 382 of the Internal Revenue Code of 1986, as amended (the "Code"), a corporation that undergoes an "ownership change" (generally defined as a greater than 50-percentage-point cumulative change (by value) in the equity ownership of certain stockholders over a rolling three-year period) is subject to limitations on its ability to utilize its pre-change NOLs to offset post-change taxable income. Our existing NOLs may be subject to limitations arising from previous ownership changes, and if we undergo an ownership change in the future, our ability to utilize NOLs could be further limited by Section 382 of the Code. Future changes in our stock ownership, some of which may be outside of our control, could result in an ownership change under Section 382 of the Code.

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

        The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations." The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities and equity, and the amount of revenue and expenses that are not readily apparent from other sources. Assumptions and estimates used in preparing our consolidated financial statements include those related to revenue recognition, capitalization of our internal-use software development costs and stock-based compensation. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of securities analysts and investors, resulting in a decline in the trading price of our Class A common stock.

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

        For example, a new accounting guidance, Accounting Standards Codification ("ASC") 606, "Revenue from Contracts with Customers", became effective on January 1, 2018. We adopted ASC 606 on January 1, 2018, and it resulted in an adjustment of $0.7 million to our opening retained earnings as of January 1, 2018. Although this accounting guidance did not have a material impact on our consolidated financial statements, there may be other standards that can become effective in the future that may have a material impact on our consolidated financial statements, such as Accounting Standards Update ("ASU") 2016-12, "Leases", which will become effective on January 1, 2019, and will result in a significant gross up of our assets and liabilities. Adoption of these types of accounting standards and any difficulties in implementation of changes in accounting principles, including the ability to modify our accounting systems, could cause us to fail to meet our financial reporting obligations, which result in regulatory discipline and harm investors confidence in us.

If we fail to maintain an effective system of disclosure controls and internal control over financial reporting, our ability to produce timely and accurate financial statements or comply with applicable regulations could be impaired.

        As a public company, we are required to maintain internal control over financial reporting and to report any material weaknesses in such internal control. Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, requires that we evaluate and determine the effectiveness of our internal control over financial reporting and provide a management report on internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis.

        We reported in our Annual Report on Form 10-K as of December 31, 2017, a material weakness related to the tracking of qualifying internal use software development costs eligible for capitalization. During 2018, we completed the remediation measures related to our previously reported material weakness, and concluded that our internal control over financial reporting was effective as of December 31, 2018. However, completion of remediation does not provide assurance that our remediated controls will continue to operate properly or that our financial statements will be free from error.

        Our current controls and any new controls that we develop may become inadequate because of changes in conditions in our business. Further, weaknesses in our disclosure controls and internal control over financial reporting may be discovered in the future. Any failure to develop or maintain effective controls or any difficulties encountered in their implementation or improvement could harm our results of operations or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods. Any failure to implement and maintain effective internal control over financial reporting also could adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we are required to include in our periodic reports that will be filed with the SEC. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, and could have a material and adverse effect on our business, results of operations and financial condition and could cause a decline in the trading price of our Class A common stock. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on the New York Stock Exchange.

If our goodwill or intangible assets become impaired, we may be required to record a significant charge to earnings.

        We review our intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. As of December 31, 2018, we carried a net $63.3 million of goodwill and intangible assets related to acquired businesses. An adverse change in market conditions, particularly if such change has the effect of changing one of our critical assumptions or estimates, could result in a change to the estimation of fair value that could result in an impairment charge to our goodwill or intangible assets. Any such charges may adversely affect our results of operations.

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

        Prior to our initial public offering in June 2016, there was no public market for shares of our Class A common stock. On June 23, 2016, we sold shares of our Class A common stock to the public at $15.00 per share. From June 23, 2016, the date that our Class A common stock started trading on the New York Stock Exchange, through January 31, 2019, the trading price of our Class A common stock has ranged from $22.80 per share to $113.3 per share. The trading price of our Class A common stock may continue to fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

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

        Our Class B common stock has 10 votes per share, and our Class A common stock has one vote per share. As of December 31, 2018, our directors, executive officers and their respective affiliates, held in the aggregate 48.8% of the voting power of our capital stock. Because of the 10-to-one voting ratio between our Class B common stock and Class A common stock, the holders of our Class B common stock collectively will continue to control a majority of the combined voting power of our common stock and therefore be able to control all matters submitted to our stockholders for approval until the earlier of (i) June 28, 2023, or (ii) the date the holders of two-thirds of our Class B common stock elect to convert the Class B common stock to Class A common stock. This concentrated control limits or precludes your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders.

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

        Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness, including our 0.25% convertible senior notes due 2023 (the "Notes"), depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional debt financing or equity capital on terms that may be onerous or highly dilutive. Our ability to refinance any future indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations. In addition, any of our future debt agreements may contain restrictive covenants that may prohibit us from adopting any of these alternatives. Our failure to comply with these covenants could result in an event of default which, if not cured or waived, could result in the acceleration of our debt.

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

        Under Financial Accounting Standards Board Accounting Standards Codification 470-20, Debt with Conversion and Other Options, which we refer to as ASC 470-20, an entity must separately account for the liability and equity components of convertible debt instruments (such as the Notes) that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer's economic interest cost. ASC 470-20 requires the value of the conversion option of the Notes, representing the equity component, to be recorded as additional paid-in capital within stockholders' equity in our consolidated balance sheet and as a discount to the debt component of the Notes, which reduces their initial debt carrying value reflected as a liability on our balance sheets. The carrying value of the debt component of the Notes, net of the discount recorded, will be accreted up to the principal amount of the Notes from the issuance date until maturity, which will result in non-cash charges to interest expense in our consolidated statement of operations. Accordingly, we will report lower net income or higher net loss in our financial results because ASC 470-20 requires interest to include both the current period's accretion of the debt discount and the instrument's coupon interest, which could adversely affect our reported or future financial results, the trading price of our Class A common stock and the trading price of the Notes.

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

Risks Related to the Acquisition of SendGrid

Although we expect that the acquisition of SendGrid will result in synergies and other benefits to us, we may not realize those benefits because of difficulties related to integration, the achievement of synergies, and other challenges.

        We acquired SendGrid on February 1, 2019. Prior to the completion of the acquisition, we and SendGrid operated independently, and there can be no assurances that our businesses can be combined in a manner that allows for the achievement of substantial benefits. The integration process will require significant time and resources, and we may not be able to manage the process successfully as our ability to acquire and integrate larger or more complex companies, products, or technology in a successful manner is unproven. If we are not able to successfully integrate SendGrid's businesses with ours or pursue our customer and product strategy successfully, the anticipated benefits of the acquisition may not be realized fully or may take longer than expected to be realized. Further, it is possible that there could be a loss of our and/or SendGrid's key employees and customers, disruption of either company's or both companies' ongoing businesses or unexpected issues, higher than expected costs and an overall post-completion process that takes longer than originally anticipated. Specifically, the following issues, among others, must be addressed in combining SendGrid's operations with ours in order to realize the anticipated benefits of the acquisition so the combined company performs as the parties hope:

  •
  combining the companies' corporate functions;

  •
  combining SendGrid's business with our business in a manner that permits us to achieve the synergies anticipated to result from the acquisition, the failure of which would result in the anticipated benefits of the acquisition not being realized in the time frame currently anticipated or at all;

  •
  maintaining existing agreements with customers, distributors, providers, talent and vendors and avoiding delays in entering into new agreements with prospective customers, distributors, providers, talent and vendors;

  •
  determining whether and how to address possible differences in corporate cultures and management philosophies;

  •
  integrating the companies' administrative and information technology infrastructure;

  •
  developing products and technology that allow value to be unlocked in the future;

  •
  evaluating and forecasting the financial impact of the acquisition transaction, including accounting charges; and

  •
  effecting potential actions that may be required in connection with obtaining regulatory approvals.

        In addition, at times the attention of certain members of our management and resources may be focused on integration of the businesses of the two companies and diverted from day-to-day business operations, which may disrupt our ongoing business and the business of the combined company.

        We have incurred, and may continue to incur, significant, non-recurring costs in connection with the acquisition of SendGrid and integrating the operations of Twilio and SendGrid, including costs to maintain employee morale and to retain key employees. Management cannot ensure that the elimination of duplicative costs or the realization of other efficiencies will offset the transaction and integration costs in the near term or at all.

Purchase price accounting in connection with our acquisition of SendGrid requires estimates that may be subject to change and could impact our consolidated financial statements and future results of operations and financial position.

        Pursuant to the acquisition method of accounting, the purchase price we paid for SendGrid will be allocated to the underlying SendGrid tangible and intangible assets acquired and liabilities assumed based on their respective fair market values with any excess purchase price allocated to goodwill. The acquisition method of accounting is dependent upon certain valuations and other studies that are preliminary. Accordingly, the purchase price allocation as of the acquisition date will be preliminary. We currently anticipate that all the information needed to identify and measure values assigned to the assets acquired and liabilities assumed will be obtained and finalized during the one-year measurement period following the date of completion of the acquisition. Differences between these preliminary estimates and the final acquisition accounting may occur, and these differences could have a material impact on the consolidated financial statements and the combined company's future results of operations and financial position.

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        Our headquarters is located in San Francisco, California, where we lease approximately 90,000 square feet of office space under a lease that expires in 2024. The lease payments range from

$0.4 million per month in the first 60 months to $0.5 million per month thereafter. The lease included a tenant improvement allowance to cover construction of certain leasehold improvements for up to $8.3 million. All of this amount had been collected from the landlord as of December 31, 2017. We secured our lease obligation with a $7.4 million letter of credit, which we designated as restricted cash on our balance sheet as of December 31, 2016. This letter of credit is periodically reduced, as stipulated in the lease agreement and upon satisfaction of required conditions. As of December 31, 2018, the restricted cash on our balance sheet related to this lease was $3.3 million.

        In September 2018, we entered into a sub-lease agreement ("Sub-lease") for a total of 259,416 rentable square feet of office space at 101 Spear Street in San Francisco, California. The Sub-lease covers several floors for which the terms commence on December 1, 2018 and April 1, 2020, and will be expiring at various dates between March 2025 and June 2028. The lease payments will range from $0.8 million per months to $2.2 million per month. We secured our lease obligation with a $14.7 million letter of credit, which it designated as restricted cash on our balance sheet as of December 31, 2018. We intend for this location to become our headquarters at some time in 2019.

        In addition to our headquarters, we lease space in Mountain View, Tallinn, Bogota, Madrid, Malmo, Prague and Berlin as additional research and development offices. We also lease space for additional sales and marketing offices in New York, Atlanta, Dublin, London, Munich, Hong Kong, Singapore, Sydney and Melbourne. Our Dublin office is our international headquarters.

        We lease all of our facilities and do not own any real property. We intend to procure additional space in the future as we continue to add employees and expand geographically. We believe our facilities are adequate and suitable for our current needs and that, should it be needed, suitable additional or alternative space will be available to accommodate our operations.

Item 3.    Legal Proceedings

        On April 30, 2015 and March 28, 2016, Telesign Corporation ("Telesign") filed lawsuits (which were subsequently consolidated) against us in the United States District Court, Central District of California ("Telesign I/II"). Telesign alleges in Telesign I/II that we are infringing four U.S. patents that it holds: U.S. Patent No. 7,945,034 ("034"), U.S. Patent No. 8,462,920 ("920"), U.S. Patent No. 8,687,038 ("038") and U.S. Patent No. 9,300,792 ("792"). The consolidated Telesign I/II actions have been transferred to the United States District Court, Northern District. The patent infringement allegations in the lawsuit relate to our two-factor authentication use case, Authy, and an API tool to find information about a phone number. Telesign seeks, among other things, to enjoin us from allegedly infringing the patents, along with damages for lost profits.

        On March 8, 2017, in response to a petition by us, the U.S. Patent and Trademark Officer ("PTO") issued an order instituting an inter partes review for the '792 patent. On March 6, 2018, the PTO found all claims challenged by us in the inter partes review unpatentable. On October 19, 2018, the district court granted our motion that all asserted claims of the asserted patents are invalid under 35 U.S.C. § 101 and entered judgment in our favor. On November 8, 2018, Telesign appealed the judgment to the United States Court of Appeals for the Federal Circuit where the case is now pending. Based on, among other things, final judgment being entered by the district court in our favor, we do not believe a loss is reasonably possible or estimable.

        On December 1, 2016, we filed a patent infringement lawsuit against Telesign in the United States District Court, Northern District of California ("Telesign III"), alleging indirect infringement of United States Patent No. 8,306,021 ("021"), United States Patent No. 8,837,465 ("465"), United States Patent No. 8,755,376 ("376"), United States Patent No. 8,736,051 ("051"), United States Patent No. 8,737,962 ("962"), United States Patent No. 9,270,833 ("833"), and United States Patent No. 9,226,217 ("217"). Telesign filed a motion to dismiss the complaint on January 25, 2017. In two orders, issued on March 31, 2017 and April 17, 2017, the court granted Telesign's motion to dismiss with respect to the

'962, '833, '051 and '217 patents, but denied Telesign's motion to dismiss as to the '021, '465 and '376 patents. On August 23, 2017, Telesign petitioned the U.S. Patent and Trademark Office ("U.S. PTO") for inter partes review of the '021, '465, and '376 patents. On March 9, 2018, the PTO denied Telesign's petition for inter partes review of the '021 patent and granted Telesign's petitions for inter partes review of the '465 and '376 patents. Telesign III is currently stayed pending resolution of the inter partes reviews of the '465 and '376 patents. We are is seeking a judgment of infringement, a judgment of willful infringement, monetary and injunctive relief, enhanced damages, and an award of costs and expenses against Telesign.

        On February 18, 2016, a putative class action complaint was filed in the Alameda County Superior Court in California, entitled Angela Flowers v. Twilio Inc. The complaint alleges that our products permit the interception, recording and disclosure of communications at a customer's request and are in violation of the California Invasion of Privacy Act. The complaint seeks injunctive relief as well as monetary damages. On January 2, 2018, the court issued an order granting in part and denying in part the plaintiff's class certification motion. The court certified two classes of individuals who, during specified time periods, allegedly sent or received certain communications involving the accounts of three of our customers that were recorded. Following mediation, on January 7, 2019, the parties signed a long-form settlement agreement, providing for a payment of $10 million into a common fund and injunctive relief involving certain updates to Twilio's Acceptable Use Policy and customer documentation. On January 15, 2019, the court entered an order granting preliminary approval of the settlement, and the parties signed an amended settlement agreement to conform to the court's order. A final approval hearing is scheduled for June 11, 2019. Given insurance coverage, we currently estimate our potential liability in the Flowers matter to be $1.7 million and we reserved this amount in our consolidated balance sheet as of December 31, 2018, presented elsewhere in this Annual Report on Form 10-K.

        On September 1, 2015, Twilio was named as a defendant in a First Amended Complaint in a putative class action captioned Jeremy Bauman v. David Saxe, et al. pending in the United States District Court, District of Nevada relating to the alleged sending of unsolicited text messages to the plaintiffs and putative class members. The Company filed a motion to dismiss, which was granted, and on September 20, 2016 the plaintiff filed a Second Amended Complaint with additional allegations that the Company violated the Telephone Consumer Protection Act ("TCPA"), and the Nevada Deceptive Trade Practices Act ("NDTPA"), NRS 41.600(2)(e). On January 10, 2019, the court granted Plaintiffs' motion for class certification under the TCPA and denied plaintiff's request to certify a class under the NDTPA. On February 13, 2019, the court issued an order denying Twilio's motion to dismiss as to Plaintiffs' TCPA claim and granting dismissal as to Plaintiffs' NDTPA claim. The Company intends to vigorously defend itself against and believes it has meritorious defenses to this lawsuit. It is too early in these matters to reasonably predict the probability of the outcomes or to estimate the range of possible loss, if any.

  SendGrid Stockholder Litigation

        On December 5, 2018, purported stockholders of SendGrid filed putative class action complaints in the United States District Court for the District of Delaware, Rosenblatt v. SendGrid, Inc., et al., Case No. 1:18-cv-01931-UNA (the "Rosenblatt Complaint"), and in the United States District Court for the District of Colorado, Chen v. SendGrid, Inc., et al., Case No. 1:18-cv-03131-MEH (the "Chen Complaint"), against SendGrid, the individual members of the SendGrid board of directors (the "Individual Defendants"), Twilio and Topaz Merger Subsidiary, Inc.. Thereafter, on December 19, 2018 and January 3, 2019, purported stockholders of SendGrid filed putative class action complaints against SendGrid and the Individual Defendants in the United States District Court for the District of Colorado, respectively, Bushansky v. SendGrid, Inc., et al., 1:18-cv-03260-SKC (the "Bushansky

Complaint"), and Conner v. SendGrid, Inc., et al., 1:19-cv-00016-PAB-SKC (the "Conner Complaint"). As of February 11, 2019, all four complaints have been voluntarily dismissed.

        Among other things, the Rosenblatt Complaint alleges that SendGrid and the Individual Defendants misrepresented and/or omitted material information in a registration statement on Form S-4, rendering it false and misleading and in violation of the Exchange Act and related regulations. In addition, the Rosenblatt Complaint alleges that the Individual Defendants and Twilio acted as controlling persons within the meaning and in violation of Section 20(a) of the Exchange Act to influence and control the dissemination of the allegedly defective registration statement on Form S-4.

The Rosenblatt Complaint seeks, among other things, rescission of the merger or rescissory damages, an order directing the SendGrid board of directors to file a registration statement on Form S-4 that does not contain any untrue statements of material fact and states all material facts, a declaration that the defendants violated Sections 14(a) and/or 20(a) of the Exchange Act and Rule 14a-9 promulgated thereunder and an award of plaintiff costs, including reasonable attorneys' and experts' fees. On February 11, 2019, the Rosenblatt Complaint was voluntarily dismissed.

        Among other things, the Chen Complaint alleges that the defendants misrepresented and/or omitted material information in a registration statement on Form S-4, rendering it false and misleading and in violation of the Exchange Act and related regulations. In addition, the Chen Complaint alleges that the Individual Defendants acted as controlling persons within the meaning and in violation of Section 20(a) of the Exchange Act to influence and control the dissemination of the allegedly defective Form S-4. The Chen Complaint also alleges that the Individual Defendants breached their fiduciary duties to SendGrid stockholders, and that the other defendants aided and abetted such breaches, by seeking to sell SendGrid through an allegedly unfair process and for an unfair price and on unfair terms, and by failing to disclose all material information. The Chen Complaint seeks, among other things, rescission of the merger or rescissory damages, an order directing the SendGrid board of directors to commence a new sale process, a declaration that the merger agreement was agreed to in breach of the Individual Defendants' fiduciary duties and is therefore unlawful and unenforceable, an order directing the defendants to account to the putative class for damages allegedly sustained, and an award of plaintiff costs, including reasonable attorneys' and experts' fees. On February 4, 2019, the Chen Complaint was voluntarily dismissed.

        Among other things, the Bushansky and Conner Complaints allege that SendGrid and the Individual Defendants misrepresented and/or omitted material information in a Schedule 14A Definitive Proxy Statement, rendering it false and misleading and in violation of the Exchange Act and related regulations. In addition, the Bushansky and Conner Complaints allege that the Individual Defendants acted as controlling persons within the meaning and in violation of Section 20(a) of the Exchange Act to influence and control the dissemination of the allegedly defective Schedule 14A Definitive Proxy Statement. The Bushansky and Conner Complaints seek, among other things, rescission of the merger or rescissory damages, and an award of plaintiff costs, including reasonable attorneys' and experts' fees. On February 4, 2019, the Bushansky Complaint was voluntarily dismissed. On February 11, 2019, the Conner Complaint was voluntarily dismissed.

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

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Price of Our Class A Common Stock

        As of January 31, 2019, we had 85 holders of record of our Class A and Class B common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.

Dividend Policy

        We have never declared or paid any cash dividends on our capital stock. We intend to retain any future earnings and do not expect to pay any dividends in the foreseeable future.

Stock Performance Graph

        This performance graph shall not be deemed "soliciting material" or to be "filed" with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of Twilio Inc. under the Securities Act or the Exchange Act

        We have presented below the cumulative total return to our stockholders between June 23, 2016 (the date our Class A common stock commenced trading on the NYSE) through December 31, 2018 in comparison to the S&P 500 Index and S&P 500 Information Technology Index. All values assume a $100 initial investment and data for the S&P 500 Index and S&P 500 Information Technology Index

assume reinvestment of dividends. The comparisons are based on historical data and are not indicative of, nor intended to forecast, the future performance of our Class A common stock.

Recent Sales of Unregistered Securities and Use of Proceeds from Registered Securities

  (a) Sales of Unregistered Securities

        In May 2018, we issued $550 million in aggregate principal amount of 0.25% Convertible Senior Notes due 2023 (the "Notes"). In connection with the offering of the Notes, we entered into privately-negotiated capped call transactions with certain counterparties (the "capped calls"). The capped calls each have an initial strike price of approximately $70.90 per share, subject to certain adjustments, which corresponds to the initial conversion price of the Notes. The capped calls have initial cap prices of $105.04 per share, subject to certain adjustments. The capped calls cover, subject to anti-dilution adjustments, approximately 7,757,200 shares of Class A Common Stock. See Note 8 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information about the Notes and capped calls.

        The Company offered and sold the Notes to the initial purchasers in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act, and for resale by the initial purchasers to qualified institutional buyers pursuant to the exemption from registration provided by Rule 144A under the Securities Act. The Company relied on these exemptions from registration based in part on representations made by the initial purchasers in the purchase agreement dated May 14, 2018. The shares of the Class A common stock issuable upon conversion of the Notes, if any, have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

        To the extent that any shares of the Class A common stock are issued upon conversion of the Notes, they will be issued in transactions anticipated to be exempt from registration under the Securities Act by virtue of Section 3(a)(9) thereof, because no commission or other remuneration is expected to be paid in connection with conversion of the Notes, and any resulting issuance of shares of the Class A common stock.

        In November 2018, Twilio.org donated 62,338 shares of unregistered Class A common stock to an independent DAF to further our philanthropic goals. The shares are "restricted securities" for purposes of Rule 144 under the Securities Act and the fair market value of these shares on the date of the donation was $6.0 million. This amount is recorded as charitable contribution in the consolidated statement of operations included elsewhere in this Annual Report on Form 10-K.

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

  (c) Issuer Purchases of Equity Securities

        None.

Item 6.    Selected Financial and Other Data

        We have derived the selected consolidated statements of operations data for the years ended December 31, 2018, 2017 and 2016 and the balance sheet data as of December 31, 2018 and 2017 from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The selected consolidated statements of operations data for the years ended December 31, 2015 and 2014 and the consolidated balance sheet data as of December 31, 2016, 2015 and 2014 are derived from audited consolidated financial statements not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results that may be expected in the future. The following selected consolidated financial and other data should be read in conjunction with Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", and our consolidated financial statements and the related notes appearing in Part II, Item 8, "Financial Statements and Supplementary Data", of this Annual Report on Form 10-K to fully understand factors that may affect the comparability of the information presented below.

	Year Ended December 31,
	2018	2017	2016	2015	2014
	(In thousands, except share, per share and customer data)
Consolidated Statement of Operations Data:
Revenue	$650,067	$399,020	$277,335	$166,919	$88,846
Cost of revenue(1)(2)	300,841	182,895	120,520	74,454	41,423

Gross profit	349,226	216,125	156,815	92,465	47,423

Operating expenses:
Research and development(1)(2)	171,358	120,739	77,926	42,559	21,824
Sales and marketing(1)(2)	175,555	100,669	65,267	49,308	33,322
General and administrative(1)(2)	110,427	59,619	51,077	35,991	18,960
Charitable contribution	7,121	1,172	3,860	—	—

Total operating expenses	464,461	282,199	198,130	127,858	74,106

Loss from operations	(115,235)	(66,074)	(41,315)	(35,393)	(26,683)
Other income (expenses), net	(5,923)	3,071	317	11	(62)

Loss before provision for income taxes	(121,158)	(63,003)	(40,998)	(35,382)	(26,745)
Provision for income taxes	(791)	(705)	(326)	(122)	(13)

Net loss	(121,949)	(63,708)	(41,324)	(35,504)	(26,758)
Deemed dividend to investors in relation to tender offer	—	—	—	(3,392)	—

Net loss attributable to common stockholders	$(121,949)	$(63,708)	$(41,324)	$(38,896)	$(26,758)

Net loss per share attributable to common stockholders, basic and diluted	$(1.26)	$(0.70)	$(0.78)	$(2.19)	$(1.58)

Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	97,130,339	91,224,607	53,116,675	17,746,526	16,900,124

Key Business Metrics:
Number of Active Customer Accounts(3) (as of end date of period)	64,286	48,979	36,606	25,347	16,631
Base Revenue(4)	$593,017	$365,490	$245,548	$136,851	$75,697
Base Revenue Growth Rate	62%	49%	79%	81%	81%
Dollar-Based Net Expansion Rate(5)	140%	128%	161%	155%	153%

(1)
Includes stock-based compensation expense as follows:

	Year Ended December 31,
	2018	2017	2016	2015	2014
	(In thousands)
Cost of revenue	$1,126	$650	$291	$65	$39
Research and development	42,277	22,808	12,946	4,046	1,577
Sales and marketing	23,616	9,822	4,972	2,389	1,335
General and administrative	26,254	16,339	6,016	2,377	1,027

Total	$93,273	$49,619	$24,225	$8,877	$3,978

(2)
Includes amortization of acquired intangibles as follows:

	Year Ended December 31,
	2018	2017	2016	2015	2014
	(In thousands)
Cost of revenue	$5,656	$4,644	$619	$239	$—
Research and development	22	139	151	130	—
Sales and marketing	1,117	753	—	—	—
General and administrative	375	84	110	95	—

Total	$7,170	$5,620	$880	$464	$—

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

	As of December 31,
	2018	2017	2016	2015	2014
	(In thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$487,215	$115,286	$305,665	$108,835	$32,627
Marketable securities	261,128	175,587	—	—	—
Working capital	735,138	274,738	279,676	96,032	23,151
Property and equipment, net	63,534	50,541	37,552	14,058	6,751
Total assets	1,028,710	449,782	412,694	157,516	54,974
Total stockholders' equity	$438,235	$359,846	$329,447	$116,625	$31,194

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

	Year Ended December 31,
	2018	2017	2016	2015	2014
	(In thousands)
Reconciliation:
Gross profit	$349,226	$216,125	$156,815	$92,465	$47,423
Non-GAAP adjustments:
Stock-based compensation	1,126	650	291	65	39
Amortization of acquired intangibles	5,656	4,644	619	239	—

Non-GAAP gross profit	$356,008	$221,419	$157,725	$92,769	$47,462

Non-GAAP gross margin	55%	55%	57%	56%	53%

        Non-GAAP Operating Expenses.    For the periods presented, we define non-GAAP operating expenses (including categories of operating expenses) as GAAP operating expenses (and categories of operating expenses) adjusted to exclude, as applicable, stock-based compensation, amortization of acquired intangibles, stock repurchases, acquisition-related expenses, release of tax liability upon obligation settlement, charitable contribution, legal settlements/accruals, gain on lease termination and payroll taxes related to stock-based compensation.

	Year Ended December 31,
	2018	2017	2016	2015	2014
	(In thousands)
Reconciliation:
Operating expenses	$464,461	$282,199	$198,130	$127,858	$74,106
Non-GAAP adjustments:
Stock-based compensation	(92,147)	(48,969)	(23,934)	(8,812)	(3,939)
Amortization of acquired intangibles	(1,514)	(976)	(261)	(225)	—
Stock repurchase	—	—	—	(1,965)	—
Acquisition-related expenses	(4,481)	(310)	(499)	(1,165)	—
Release of tax liability upon obligation settlement	—	13,365	805	—	—
Charitable contribution	(7,121)	(1,172)	(3,860)	—	—
Legal settlements/accruals	(1,710)	—	—	—	—
Gain on lease termination	—	295	—	—	—
Payroll taxes related to stock-based compensation	(5,617)	(2,950)	(434)	—	—

Non-GAAP operating expenses	$351,871	$241,482	$169,947	$115,691	$70,167

        Non-GAAP Loss from Operations and Non-GAAP Operating Margin.    For the periods presented, we define non-GAAP loss from operations and non-GAAP operating margin as GAAP loss from operations and GAAP operating margin, respectively, adjusted to exclude, as applicable, stock-based compensation, amortization of acquired intangibles, stock repurchases, acquisition-related expenses, release of tax liability upon obligation settlement, charitable contribution, legal settlements/accruals, gain on lease termination and payroll taxes related to stock-based compensation.

	Year Ended December 31,
	2018	2017	2016	2015	2014
	(In thousands)
Reconciliation:
Loss from operations	$(115,235)	$(66,074)	$(41,315)	$(35,393)	$(26,683)
Non-GAAP adjustments:
Stock-based compensation	93,273	49,619	24,225	8,877	3,978
Amortization of acquired intangibles	7,170	5,620	880	464	—
Stock repurchase	—	—	—	1,965	—
Acquisition-related expenses	4,481	310	499	1,165	—
Release of tax liability upon obligation settlement	—	(13,365)	(805)	—	—
Charitable contribution	7,121	1,172	3,860	—	—
Legal settlements/accruals	1,710	—	—	—	—
Gain on lease termination	—	(295)	—	—	—
Payroll taxes related to stock-based compensation	5,617	2,950	434	—	—

Non-GAAP loss from operations	$4,137	$(20,063)	$(12,222)	$(22,922)	$(22,705)

Non-GAAP operating margin	1%	(5)%	(4)%	(14)%	(26)%

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

        Our platform consists of three layers: our Engagement Cloud, Programmable Communications Cloud and Super Network. Our Engagement Cloud software is designed to address specific use cases like account security and contact centers and is a set of APIs that handles the higher level communication logic needed for nearly every type of customer engagement. These APIs are focused on the business challenges that a developer is looking to address, allowing our customers to more quickly and easily build better ways to engage with their customers throughout their journey. Our Programmable Communications Cloud software is a set of APIs that enables developers to embed voice, messaging and video capabilities into their applications. The Programmable Communications Cloud is designed to support almost all the fundamental ways humans communicate, unlocking innovators to address just about any communication market. The Super Network is our software layer that allows our customers' software to communicate with connected devices globally. It interconnects with communications networks around the world and continually analyzes data to optimize the quality and cost of communications that flow through our platform. The Super Network also contains a set of APIs that gives our customers access to more foundational components of our platform, like phone numbers.

        As of December 31, 2018, our customers' applications that are embedded with our products could reach users via voice, messaging and video in nearly every country in the world, and our platform offered customers local telephone numbers in over 100 countries and text-to-speech functionality in 26 languages. We support our global business through 27 cloud data centers in nine regions around the world and have developed contractual relationships with network service providers globally.

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

        We also supplement our self-service model with a sales effort aimed at engaging larger potential customers, strategic leads and existing customers through a direct sales approach. To help increase our awareness in the enterprise, we have expanded our marketing efforts through programs like our Twilio Engage roadshow were we seek to bring business leaders and developers together to discuss the future of customer engagement. We have developed products to support this effort as well, like the Twilio Enterprise Plan, which provides capabilities for advanced security, access management and granular administration. Our sales organization targets technical leaders and business leaders who are seeking to leverage software to drive competitive differentiation. As we educate these leaders on the benefits of developing applications incorporating our products to differentiate their business, they often consult with their developers regarding implementation. We believe that developers are often advocates for our products as a result of our developer-focused approach. Our sales organization includes sales development, inside sales, field sales and sales engineering personnel.

        When potential customers do not have the available developer resources to build their own applications, we refer them to either our technology partners who embed our products in the solutions that they sell to other businesses (such as contact centers and sales force and marketing automation) or our consulting partners who provide consulting and development services for organizations that have limited software development expertise to build our platform into their software applications.

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

        We have achieved significant growth in recent periods. In the years ended December 31, 2018, 2017 and 2016, our revenue was $650.1 million, $399.0 million and $277.3 million, respectively. In the years ended December 31, 2018, 2017 and 2016, our 10 largest Active Customer Accounts generated an aggregate of 18%, 19% and 30%, respectively, of our total revenue. For each of the years ended December 31, 2018, 2017 and 2016, among our 10 largest Active Customer Accounts we had three Variable Customer Accounts, respectively, representing 8%, 8% and 11% of our total revenue, respectively. In the years ended December 31, 2018, 2017 and 2016, our Base Revenue was $593.0 million, $365.5 million and $245.5 million, respectively, and our net loss was $121.9 million, $63.7 million and $41.3 million, respectively. See the section titled "—Key Business Metrics—Base Revenue" for a discussion of Base Revenue.

Acquisition of SendGrid

        In February 2019, we acquired all outstanding shares of capital stock of SendGrid, Inc.("SendGrid"), the leading email API platform, by issuing 23.4 million shares of our Class A common stock with total value of $2.6 billion. Pursuant to the Agreement and Plan of Merger and Reorganization, as amended, each outstanding share of SendGrid common stock converted into a 0.485 of a share of our Class A common stock. In the year ended December 31, 2018, we incurred $3.6 million in expenses related to this acquisition.

        Unless otherwise noted, the following discussion and analysis of our results of operations and our liquidity and capital resources focuses on our existing operations exclusive of the impact of the acquisition of SendGrid. Any forward-looking statements contained herein do not take into account the impact of this acquisition.

 Key Business Metrics

	Year Ended December 31,
	2018	2017	2016
Number of Active Customer Accounts (as of end date of period)	64,286	48,979	36,606
Base Revenue (in thousands)	$593,017	$365,490	$245,548
Base Revenue Growth Rate	62%	49%	79%
Dollar-Based Net Expansion Rate	140%	128%	161%

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

        In the years ended December 31, 2018, 2017 and 2016, revenue from Active Customer Accounts represented over 99% of total revenue in each period.

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

        In the years ended December 31, 2018, 2017 and 2016, we had six, six and eight Variable Customer Accounts, which represented 9%, 8% and 11%, respectively, of our total revenue.

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

Net Loss Carryforwards

        At December 31, 2018, we had federal, state and foreign net operating loss carryforwards of approximately $452.7 million, $347.1 million and $8.1 million respectively, and federal and state tax credits of approximately $26.7 million and $19.9 million, respectively. If not utilized, the federal and state loss carryforwards will expire at various dates beginning in 2026 and 2029, respectively, and the federal tax credits will expire at various dates beginning in 2029. The state tax credits can be carried forward indefinitely. At present, we believe that it is more likely than not that the federal and state net operating loss and credit carryforwards will not be realized. Accordingly, a full valuation allowance has been established for these tax attributes, as well as the rest of the federal and state deferred tax assets.

Key Components of Statements of Operations

        Revenue.    We derive our revenue primarily from usage-based fees earned from customers using the software products within our Engagement Cloud and Programmable Communications Cloud. These usage-based software products include offerings, such as Programmable Voice, Programmable Messaging and Programmable Video. Some examples of the usage-based fees for which we charge include minutes of call duration activity for our Programmable Voice products, number of text messages sent or received using our Programmable Messaging products and number of authentications for our Account Security products. In the years ended December 31, 2018, 2017 and 2016, we generated 84%, 83% and 83% of our revenue, respectively, from usage-based fees. We also earn monthly flat fees from certain fee-based products, such as telephone numbers, short codes and customer support.

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

        Amounts that have been charged via credit card or invoiced are recorded in accounts receivable and in revenue, deferred revenue or customer deposits, depending on whether the revenue recognition criteria have been met. Given that our credit card prepayment amounts tend to be approximately equal to our credit card consumption amounts in each period, and that we do not have many invoiced customers on pre-payment contract terms, our deferred revenue and customer deposits liability at any particular time is not a meaningful indicator of future revenue.

        We define U.S. revenue as revenue from customers with IP addresses at the time of registration in the United States, and we define international revenue as revenue from customers with IP addresses at the time of registration outside of the United States.

        Cost of Revenue and Gross Margin.    Cost of revenue consists primarily of fees paid to network service providers. Cost of revenue also includes cloud infrastructure fees, personnel costs, such as salaries and stock-based compensation for our customer support employees, and non-personnel costs, such as amortization of capitalized internal use software development costs and amortization of acquired intangibles. Our arrangements with network service providers require us to pay fees based on the volume of phone calls initiated or text messages sent, as well as the number of telephone numbers acquired by us to service our customers. Our arrangements with our cloud infrastructure provider require us to pay fees based on our server capacity consumption.

        Our gross margin has been and will continue to be affected by a number of factors, including the timing and extent of our investments in our operations, our ability to manage our network service provider and cloud infrastructure-related fees, the mix of U.S. revenue compared to international revenue, the timing of amortization of capitalized software development costs and acquired intangibles and the extent to which we periodically choose to pass on our cost savings from platform optimization efforts to our customers in the form of lower usage prices.

        Operating Expenses.    The most significant components of operating expenses are personnel costs, which consist of salaries, benefits, bonuses and stock-based compensation. We also incur other non-personnel costs related to our general overhead expenses. We expect that our operating costs will increase in absolute dollars as we add additional employees and invest in our infrastructure to grow our business.

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

        General and Administrative.    General and administrative expenses consist primarily of personnel costs for our accounting, finance, legal, human resources and administrative support personnel and executives. General and administrative expenses also include costs related to business acquisitions, legal and other professional services fees, sales and other taxes, depreciation and amortization and an allocation of our general overhead expenses. We expect that we will incur costs associated with supporting the growth of our business and to meet the increased compliance requirements associated with both our international expansion and our operation as, a public company.

        Our general and administrative expenses include a certain amount of sales and other taxes to which we are subject based on the manner we sell and deliver our products. Prior to March 2017, we did not collect such taxes from our customers and recorded such taxes as general and administrative expenses. Effective March 2017, we began collecting these taxes from customers in certain jurisdictions and added more jurisdictions throughout 2018 where we are now collecting these taxes. We continue expanding the number of jurisdictions where we will be collecting these taxes in the future. We expect that these expenses will decline in future years as we continue collecting these taxes from our customers in more jurisdictions, which would reduce our rate of ongoing accrual.

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

        On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (Tax Act). The Tax Act reduces the U.S. statutory corporate tax rate to 21%, effective January 1, 2018. Consequently, we recorded a decrease to the Company's federal deferred tax assets of $28.0 million, which was fully offset by a reduction of our valuation allowance for the year ended December 31, 2017. The other provisions of the Tax Act, including the one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings, did not have a material impact on our financial statements as of December 31, 2018.

        In December 2017, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (SAB 118), which allowed companies to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. Our accounting for the Tax Act is complete and we did not have any signification adjustments to provisional amounts recorded as of December 31, 2017.

        The Tax Act creates a new requirement that certain income (i.e., GILTI) earned by controlled foreign corporations (CFCs) must be included currently in the gross income of the CFCs' U.S. shareholder. Under U.S. GAAP, we are allowed to make an accounting policy choice of either (1) treating taxes due on future U.S. inclusions in taxable income related to GILTI as a current-period expense when incurred (the "period cost method") or (2) factoring such amounts into the measurement of our deferred taxes (the "deferred method"). We selected the period cost method.

 Results of Operations

        The following tables set forth our results of operations for the periods presented and as a percentage of our total revenue for those periods. The period-to-period comparison of our historical results are not necessarily indicative of the results that may be expected in the future.

	Year Ended December 31,
	2018	2017	2016
	(In thousands, except share and per share data)
Consolidated Statements of Operations Data:
Revenue	$650,067	$399,020	$277,335
Cost of revenue(1)(2)	300,841	182,895	120,520

Gross profit	349,226	216,125	156,815

Operating expenses:
Research and development(1)(2)	171,358	120,739	77,926
Sales and marketing(1)(2)	175,555	100,669	65,267
General and administrative(1)(2)	110,427	59,619	51,077
Charitable contribution	7,121	1,172	3,860

Total operating expenses	464,461	282,199	198,130

Loss from operations	(115,235)	(66,074)	(41,315)
Other income (expenses), net	(5,923)	3,071	317

Loss before provision for income taxes	(121,158)	(63,003)	(40,998)
Provision for income taxes	(791)	(705)	(326)

Net loss attributable to common stockholders	$(121,949)	$(63,708)	$(41,324)

Net loss per share attributable to common stockholders, basic and diluted	$(1.26)	$(0.70)	$(0.78)

Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	97,130,339	91,224,607	53,116,675

(1)
Includes stock-based compensation expense as follows:

	Year Ended December 31,
	2018	2017	2016
	(In thousands)
Cost of revenue	$1,126	$650	$291
Research and development	42,277	22,808	12,946
Sales and marketing	23,616	9,822	4,972
General and administrative	26,254	16,339	6,016

Total	$93,273	$49,619	$24,225

(2)
Includes amortization of acquired intangibles as follows:

	Year Ended December 31,
	2018	2017	2016
	(In thousands)
Cost of revenue	$5,656	$4,644	$619
Research and development	22	139	151
Sales and marketing	1,117	753	—
General and administrative	375	84	110

Total	$7,170	$5,620	$880

	Year Ended December 31,
	2018	2017	2016
Consolidated Statements of Operations, as a percentage of revenue:**
Revenue	100%	100%	100%
Cost of revenue	46	46	43

Gross profit	54	54	57

Operating expenses:
Research and development	26	30	28
Sales and marketing	27	25	24
General and administrative	17	15	18
Charitable contribution	1	*	1

Total operating expenses	71	71	71

Loss from operations	(18)	(17)	(15)
Other income (expenses), net	(1)	1	*

Loss before provision for income taxes	(19)	(16)	(15)
Provision for income taxes	*	*	*

Net loss attributable to common stockholders	(19)%	(16)%	(15)%

*
Less than 0.5% of revenue.

**
Columns may not add up to 100% due to rounding.

Comparison of the Fiscal Years Ended December 31, 2018, 2017 and 2016

  Revenue

	Year Ended December 31,
	2018	2017	2016	2017 to 2018 Change		2016 to 2017 Change
	(Dollars in thousands)
Base revenue	$593,017	$365,490	$245,548	$227,527	62%	$119,942	49%
Variable revenue	57,050	33,530	31,787	23,520	70%	1,743	5%

Total revenue	$650,067	$399,020	$277,335	$251,047	63%	$121,685	44%

  2018 Compared to 2017

        In 2018, Base Revenue increased by $227.5 million, or 62%, compared to the same period last year, and represented 91% and 92% of total revenue in 2018 and 2017, respectively. This increase was primarily attributable to an increase in the usage of our products, particularly our Programmable Messaging products and Programmable Voice products, and the adoption of additional products by our existing customers. This increase was partially offset by pricing decreases that we have implemented over time in the form of lower usage prices, in an effort to increase the reach and scale of our platform. The changes in usage and price in the year ended December 31, 2018 were reflected in our Dollar-Based Net Expansion Rate of 140%. The increase in usage was also attributable to a 31% increase in the number of Active Customer Accounts, from 48,979 as of December 31, 2017, to 64,286 as of December 31, 2018.

        In the year ended December 31, 2018, Variable Revenue increased by $23.5 million, or 70%, compared to the same period last year, and represented 9% and 8% of total revenue in the year ended December 31, 2018 and 2017, respectively. This increase was primarily attributable to the increase in the usage of products by our existing Variable Customer Accounts.

        U.S. revenue and international revenue represented $484.8 million, or 75%, and $165.3 million, or 25%, respectively, of total revenue in 2018, compared to $308.6 million, or 77%, and $90.4 million, or 23%, respectively, of total revenue in 2017. The increase in international revenue was attributable to the growth in usage of our products, particularly our Programmable Messaging products and Programmable Voice products, by our existing international Active Customer Accounts, and a 57% increase in the number of international Active Customer Accounts driven in part by our focus on expanding our sales to customers outside of the United States.

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

  Cost of Revenue and Gross Margin

	Year Ended December 31,
				2017 to 2018 Change		2016 to 2017 Change
	2018	2017	2016
	(Dollars in thousands)
Cost of revenue	$300,841	$182,895	$120,520	$117,946	64%	$62,375	52%
Gross margin	54%	54%	57%

  2018 Compared to 2017

        In 2018, cost of revenue increased by $117.9 million, or 64%, compared to the same period last year. The increase in cost of revenue was primarily attributable to a $104.4 million increase in network service providers' costs and a $7.6 million increase in cloud infrastructure fees, both to support the growth in usage of our products.

        In 2018, gross margin percentage remained stable compared to 2017. Higher network service provider costs related to foreign currency fluctuations, certain price adjustments that were made by us in 2017 as a result of the high volume growth of a large customer, an increasing mix of international product usage, and an increase in network service provider fees in certain geographies, were largely offset by operational improvements and product mix.

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

  Operating Expenses

	Year Ended December 31,
				2017 to 2018 Change		2016 to 2017 Change
	2018	2017	2016
	(Dollars in thousands)
Research and development	$171,358	$120,739	$77,926	$50,619	42%	$42,813	55%
Sales and marketing	175,555	100,669	65,267	74,886	74%	35,402	54%
General and administrative	110,427	59,619	51,077	50,808	85%	8,542	17%
Charitable contribution	7,121	1,172	3,860	5,949	508%	(2,688)	(70)%

Total operating expenses	$464,461	$282,199	$198,130	$182,262	65%	$84,069	42%

  2018 Compared to 2017

        In 2018, research and development expenses increased by $50.6 million, or 42%, compared to the same period last year. The increase was primarily attributable to a $37.0 million increase in personnel costs, net of a $3.3 million increase in capitalized software development costs, largely as a result of an 32% average increase in our research and development headcount, as we continued to focus on enhancing our existing products and introducing new products, as well as enhancing product management and other technical functions. The increase was also due to a $2.9 million increase in cloud infrastructure fees to support the staging and development of our products, a $2.1 million increase in professional services fees, a $1.3 million increase in outsourced engineering services and a $1.8 million increase in amortization expense.

        In 2018, sales and marketing expenses increased by $74.9 million, or 74%, compared to the same period last year. The increase was primarily attributable to a $48.6 million increase in personnel costs, largely as a result of a 52% average increase in sales and marketing headcount as we continued to expand our sales efforts in the United States and internationally, a $5.7 million increase in advertising expenses, $4.7 million increase related to our annual developer conference SIGNAL, a $3.5 million increase in the expenses related to brand awareness programs and $2.3 million increase in credit card fees due to increased transaction volumes.

        In 2018, general and administrative expenses increased by $50.8 million, or 85%, compared to the same period last year. The increase was partially attributable to the non-recurrence of $13.4 million release of previously accrued tax liability upon certain obligation settlements and estimate revisions. The remaining increase was primarily attributable to a $18.8 million increase in personnel costs, largely as a result of a 49% average increase in general and administrative headcount to support the growth of our business domestically and internationally and a $8.4 million increase in professional services fees primarily related to our operations as a public company and our on-going litigation matters, including legal settlements/accruals, and a $4.7 million increase in professional expenses specifically related to our business acquisitions as described in Note 5 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

        In 2018, charitable contributions expenses increased by $5.9 million, or 508%, compared to the same period last year, due to several donations that Twilio.org made to independent organizations consistent with its philanthropic goals.

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

        In 2017, general and administrative expenses increased by $8.5 million, or 17%, compared to 2016. The increase was primarily attributable to a $16.1 million increase in personnel costs, largely as a result of a 33% average increase in general and administrative headcount to support the growth of our business domestically and internationally, a $4.3 million increase in professional services fees primarily related to our operations as a public company and our on-going litigation matters, a $2.6 million increase in facilities and insurance costs, a $0.5 million increase related to software licenses. These increases were partially offset by the release of $13.4 million tax liability upon certain obligation settlements and estimate revisions, discussed in detail in Note 11 (d) of the consolidated financial statements included elsewhere in this Annual Report on Form 10-K, and a $3.4 million decrease in the state and other taxes expense as we began collecting those taxes in certain jurisdictions starting in March 2017, which allowed us to reduce the ongoing rate of accrual.

        In 2017, charitable contributions expenses decreased by $2.7 million, or 70%, compared to the same period last year. During 2017, Twilio.org donated 45,383 shares of Class A common stock with a value of $1.2 million to an independent organizations consistent with its philanthropic goals.

Quarterly Results of Operations

        The following tables set forth our unaudited quarterly statements of operations data for each of the eight quarters ended December 31, 2018, as well as the percentage that each line item represents of our revenue for each quarter presented. The information for each quarter has been prepared on a basis consistent with our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K, and reflect, in the opinion of management, all adjustments of a normal, recurring nature that are necessary for a fair presentation of the financial information contained in those statements. Our historical results are not necessarily indicative of the results that may be expected in the future. The following quarterly financial data should be read in conjunction with our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

	Three Months Ended
	March 31, 2017	June 30, 2017	Sept. 30, 2017	Dec. 31, 2017	March 31, 2018	June 30, 2018	Sept. 30, 2018	Dec. 31, 2018
	(Unaudited, in thousands)
Consolidated Statements of Operations:
Revenue	$87,372	$95,870	$100,542	$115,236	$129,116	$147,754	$168,895	$204,302
Cost of revenue(1)(2)	37,286	42,333	48,254	55,022	59,582	67,940	77,031	96,288

Gross profit	50,086	53,537	52,288	60,214	69,534	79,814	91,864	108,014

Operating expenses:
Research and development(1)(2)	26,522	29,714	31,674	32,829	37,576	39,811	42,340	51,631
Sales and marketing(1)(2)	21,116	26,153	25,778	27,622	32,822	37,749	45,949	59,035
General and administrative(1)(2)	17,203	4,740	18,867	18,809	23,393	24,212	28,433	34,389
Charitable contribution	—	—	—	1,172	—	—	175	6,946

Total operating expenses	64,841	60,607	76,319	80,432	93,791	101,772	116,897	152,001

Loss from operations	(14,755)	(7,070)	(24,031)	(20,218)	(24,257)	(21,958)	(25,033)	(43,987)
Other income (expense), net	498	471	1,000	1,102	665	(1,898)	(1,939)	(2,751)

Loss before (provision) benefit for income taxes	(14,257)	(6,599)	(23,031)	(19,116)	(23,592	(23,856)	(26,972)	(46,738)
(Provision) benefit for income taxes	30	(510)	(422)	197	(137)	(150)	(84)	(420)

Net loss attributable to common stockholders	(14,227)	$(7,109)	$(23,453)	$(18,919)	$(23,729)	$(24,006)	$(27,056)	$(47,158)

(1)
Includes stock-based compensation expense as follows

	Three Months Ended
	March 31, 2017	June 30, 2017	Sept. 30, 2017	Dec. 31, 2017	March 31, 2018	June 30, 2018	Sept. 30, 2018	Dec. 31, 2018
	(Unaudited, in thousands)
Cost of revenue	$138	$142	$180	$190	$222	$266	$284	$354
Research and development	4,484	5,710	6,493	6,121	7,872	9,749	10,879	13,777
Sales and marketing	1,995	2,363	2,603	2,861	3.859	5,049	5,246	9,462
General and administrative	2,768	4,185	4,912	4,474	5,587	5,942	6.332	8,393

Total	$9,385	$12,400	$14,188	$13,646	$17,540	$21,006	$22,741	$31,986

(2)
Includes amortization of acquired intangibles as follows:

	Three Months Ended
	March 31, 2017	June 30, 2017	Sept. 30, 2017	Dec. 31, 2017	March 31, 2018	June 30, 2018	Sept. 30, 2018	Dec. 31, 2018
	(Unaudited, in thousands)
Cost of revenue	$997	$1,182	$1,250	$1,215	$1,198	$1,125	$1,396	$1,937
Research and development	38	38	25	38	22	—	—	—
Sales and marketing	117	202	220	214	220	206	390	301
General and administrative	24	20	20	20	20	20	20	315

Total	$1,176	$1,442	$1,515	$1,487	$1,460	$1,351	$1,806	$2,553

	Three Months Ended
	March 31, 2017	June 30, 2017	Sept. 30, 2017	Dec. 31, 2017	March 31, 2018	June 30, 2018	Sept. 30, 2018	Dec. 31, 2018
	(Unaudited)
Consolidated Statements of Operations, as a percentage of revenue:**
Revenue	100%	100%	100%	100%	100%	100%	100%	100%
Cost of revenue	43	44	48	48	46	46	46	47

Gross margin	57	56	52	52	54	54	54	53

Operating expenses:
Research and development	30	31	32	28	29	27	25	25
Sales and marketing	24	27	26	24	25	26	27	29
General and administrative	20	5	19	16	18	16	17	17
Charitable contribution	—	—	—	1	—	—	—	3

Total operating expenses	74	63	76	70	73	69	69	74

Loss from operations	(17)	(7)	(24)	(18)	(19)	(15)	(15)	(22)
Other income (expense), net	1	*	1	1	1	(1)	(1)	(1)

Loss before (provision) benefit for income taxes	(16)	(7)	(23)	(17)	(18)	(16)	(16)	(23)
(Provision) benefit for income taxes	*	(1)	*	*	*	*	*	*

Net loss attributable to common stockholders	(16)%	(8)%	(23)%	(17)%	(18)%	(16)%	(16)%	(23)%

*
Less than 0.5% of revenue.

**
Columns may not add up to 100% due to rounding.

	Three Months Ended
	March 31, 2017	June 30, 2017	Sept. 30, 2017	Dec. 31, 2017	March 31, 2018	June 30, 2018	Sept. 30, 2018	Dec. 31, 2018
	(Unaudited, dollars in thousands)
Number of Active Customer Accounts (as of end date of period)(1)	40,696	43,431	46,489	48,979	53,985	57,350	61,153	64,286
Base Revenue (in thousands)(2)	$80,643	$87,583	$91,965	$105,299	$117,507	$135,004	$154,348	$186,158
Base Revenue Growth Rate	62%	55%	43%	40%	46%	54%	68%	77%
Dollar-Based Net Expansion Rate(3)	141%	131%	122%	118%	132%	137%	145%	147%

(1)
See the section titled "—Key Business Metrics—Number of Active Customer Accounts."

(2)
See the section titled "—Key Business Metrics—Base Revenue."

(3)
See the section titled "—Key Business Metrics—Dollar-Based Net Expansion Rate."

Quarterly Trends in Revenue and Gross Margin

        Our quarterly revenue increased in each period presented primarily due to an increase in the usage of products as well as the adoption of additional products by our existing customers as evidenced by our Dollar-Based Net Expansion Rates, and an increase in our new customers. In the first half of 2017, an increasing mix of international product usage offset the continued platform optimization and drove a modest decline in gross margin percentage. The trends continued in the second half of 2017, and further gross margin declines were driven by certain price adjustments that were made by us as a result of Uber's high volume growth. In the first three quarters of 2018 the gross margin improved due to continued platform optimization, along with changes in our product and geographic mix. In the fourth quarter of 2018, an increasing mix of international product usage offset the continued platform optimization and drove a modest decline in gross margin percentage.

Quarterly Trends in Operating Expenses

        Our operating expenses have generally increased sequentially as a result of our growth, primarily related to increased personnel costs to support our expanded operations, our continued investment in our products, our operations as a public company and ongoing litigation.

        Our sales and marketing expenses included $1.5 million, $6.8 million and $3.2 million of expenses related to our SIGNAL developer conference, in the third and fourth quarters of 2018 and the second quarter of 2017, respectively.

        In the first quarter of 2017, our general and administrative expenses included a significant amount of sales and other taxes to which we are subject. Prior to March 2017, we had not billed nor collected these taxes from our customers, and, accordingly, recorded a provision for these taxes, based on several key assumptions, when our liability was probable and the amount could be reasonably estimated. Starting in March 2017, we began collecting these taxes in certain jurisdictions and have been increasing the number of jurisdictions where these taxes are now being collected by us. In the second quarter of 2017, we revised certain key assumptions driving prior estimates based on settlements reached with various states indicating that certain revisions to these assumptions were appropriate in that period. These revisions resulted in a reversal of $12.2 million of previously accrued liability, which caused a significant decrease in our general and administrative expenses in the second quarter of 2017 and resulted in a reduced rate of ongoing accrual for the third and fourth quarters of 2017 and all of 2018.

        In the third quarter 2018, our general and administrative expenses increased by $1.5 million due to a preliminary settlement reached in an outstanding class action case, as further described in Note 11(b) of our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

        In the fourth quarters of 2018, our general and administrative expenses further increased by $2.8 million due to the expenses related to our acquisition of SendGrid.

Liquidity and Capital Resources

        To date, our principal sources of liquidity have been (i) the net proceeds of $155.5 million and $64.4 million, net of underwriting discounts and offering expenses, from our initial public offering in June 2016 and our follow-on public offering in October 2016, respectively; (ii) the net proceeds we received through private sales of equity securities; (iii) the net proceeds of approximately $537.0 million, after deducting initial purchaser discounts and debt issuance costs paid by us, from issuance of the Notes, as described in Note 8 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K; and (iv) the payments received from customers using our products. From our inception through March 31, 2016, we completed several rounds of equity financing through the sale of our convertible preferred stock for total net proceeds of $237.1 million.

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

  Cash Flows

        The following table summarizes our cash flows for the periods indicated (in thousands):

	Year Ended December 31,
	2018	2017	2016
		As Adjusted
Cash provided by (used in) operating activities	$7,983	$(3,255)	$10,097
Cash used in investing activities	(139,419)	(226,748)	(34,986)
Cash provided by financing activities	515,819	36,437	229,164
Effect of exchange rate changes on cash and cash equivalents	163	74	—

Net increase (decrease) in cash and cash equivalents	$384,546	$(193,492)	$204,275

  Cash Flows from Operating Activities

        In 2018, cash provided by operating activities consisted primarily of our net loss of $121.9 million adjusted for non-cash items, including $93.3 million of stock-based compensation expense, $26.1 million of depreciation and amortization expense, $14.1 million amortization of the debt discount and issuance costs related to our Notes, $6.0 million of charitable donations and $14.8 million of cumulative changes in operating assets and liabilities. With respect to changes in operating assets and liabilities, accounts payable and other current liabilities increased $52.1 million and deferred revenue and customer deposits increased $6.0 million primarily due to increases in transaction volumes. Accounts receivable and prepaid expenses increased $67.0 million, which resulted primarily from the timing of cash receipts from certain of our larger customers, pre-payments for cloud infrastructure fees and certain operating expenses.

        In 2017, cash used in operating activities consisted primarily of our net loss of $63.7 million adjusted for non-cash items, including $49.6 million of stock-based compensation expense, $18.8 million of depreciation and amortization expense, $1.2 million of charitable donations and $10.2 million of cumulative changes in operating assets and liabilities. With respect to changes in operating assets and liabilities, accounts payable and other current liabilities increased $2.1 million and deferred revenue increased $3.6 million due to increases in transaction volumes, which were partially offset by the $13.4 million release of tax liability upon certain obligation settlements and estimate revisions, discussed in detail in Note 11 (d) of the consolidated financial statements included elsewhere in this Annual Report on Form 10-K. Accounts receivable and prepaid expenses increased $13.2 million, which resulted primarily from the timing of cash receipts from certain of our larger customers, pre-payments for cloud infrastructure fees and certain operating expenses.

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

  Cash Flows from Investing Activities

        In 2018, cash used in investing activities was $139.4 million, primarily consisting of $84.2 million of purchases of marketable securities, net of maturities, $30.6 million of cash paid to acquire other businesses as described in Note 5 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K and $19.5 million related to capitalized software development costs.

        In 2017, cash used in investing activities, as adjusted pursuant to the adoption of the new accounting guidance described in Note 2(p) of our consolidated financial statements included elsewhere in this Annual Report on Form 10-K, was $226.7 million, primarily consisting of $177.3 million of purchases of marketable securities, net of maturities, a $22.6 million payment to acquire other businesses, $17.3 million related to capitalized software development costs and $9.2 million purchases of property and equipment primarily related to the leasehold improvements under our new office lease.

        In 2016, cash used in investing activities, as adjusted pursuant to the adoption of the new accounting guidance described in Note 2(p) of our consolidated financial statements included elsewhere in this Annual Report on Form 10-K, was $35.0 million, primarily consisting of $14.2 million of payments related to purchases of property and equipment as we continued to expand our offices and grow our headcount to support the growth of our business, $11.5 million of payments for capitalized software development as we continued to build new products and enhance our existing products and an $8.5 million payment to acquire certain assets of other businesses.

  Cash Flows from Financing Activities

        In 2018, cash provided by financing activities was $515.8 million, primarily consisting of $537.1 million net proceeds from our Notes, net of initial purchaser discounts and issuance costs paid in the period, $29.8 million proceeds from stock options exercised by our employees and $10.1 million proceeds from shares issued under our employee stock purchase plan. This was partially offset by a $58.5 million payment for capped call transactions.

        In 2017, cash provided by financing activities was $36.4 million, primarily consisting of $25.7 million proceeds from stock options exercises by our employees and $11.9 million proceeds from shares issued under our employee stock purchase plan.

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

Off-Balance Sheet Arrangements

        We have not entered into any off-balance sheet arrangements and do not have any holdings in variable interest entities.

Contractual Obligations and Other Commitments

        The following table summarizes our non-cancelable contractual obligations as of December 31, 2018:

	Less Than 1 Year	1 to 3 Years	3 to 5 Years	5 Years or More	Total
	(In thousands)
As of December 31, 2018:
Operating leases(1)	$24,128	$60,425	$60,614	$81,316	$226,483
Capital lease(2)	306	1,085	1,198	1,939	4,528
Non-cancellable purchase obligations(3)	37,623	3,360	7,000	—	47,983

Total	$62,057	$64,870	$68,812	$83,255	$278,994

(1)
Operating leases represent total future minimum rent payments under non-cancelable operating lease agreements.

(2)
Capital lease represent total future minimum payments under a non-cancelable capital lease agreements.

(3)
Non-cancellable purchase obligations represent total future minimum payments under contracts with our cloud infrastructure provider, network service providers and other vendors. Purchase obligations exclude agreements that are cancelable without penalty. Unrecognized tax benefits are not included in the table above because any amounts expected to be settled in cash are not material.

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

  Revenue Recognition

        Revenue is recognized upon transfer of control of promised products or services to customers in an amount that reflects the consideration we expect to receive in exchange for those products or services. We enter into contracts that can include various combinations of products and services, which are generally capable of being distinct and accounted for as separate performance obligations. Revenue is recognized net of allowances for credits and any taxes collected from customers, which are subsequently remitted to governmental authorities.

        Our revenue is primarily derived from usage-based fees earned from customers accessing our enterprise cloud computing services. Platform access is considered a monthly series comprising one performance obligation and usage-based fees are recognized as revenue in the period in which the usage occurs.

        Subscription-based fees are derived from certain term-based contracts, such as with the sales of short codes and customer support. Term-based contracts revenue is recognized on a ratable basis over the contractual term of the arrangement beginning on the date that the service is made available to the customer.

        Our arrangements do not contain general rights of return. However, credits may be issued on a case-by-case basis. Credits are accounted for as variable consideration, are estimated based on historical trends and are recorded against revenue. The contracts do not provide customers with the right to take possession of the software supporting the applications. Amounts that have been invoiced are recorded in accounts receivable and in revenue or deferred revenue depending on whether the revenue recognition criteria have been met.

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

        The following table summarizes the assumptions used in the Black Scholes option-pricing model to determine the fair value of our stock options, as follows:

	Year Ended December 31,
	2018	2017	2016
Employee Stock Options
Fair value of common stock	$33.01 - $76.63	$23.60 - $31.96	$10.09 - $15.00
Expected term (in years)	1 - 6.08	6.08	6.08
Expected volatility	38.6% - 44.2%	44.3% - 47.6%	51.4% - 53.0%
Risk-free interest rate	2.9% - 3.0%	1.9% - 2.3%	1.3% - 1.5%
Dividend rate	0%	0%	0%
Employee Stock Purchase Plan
Expected term (in years)	0.5	0.5	0.90
Expected volatility	39.8% - 47.5%	33.2% - 33.9%	52%
Risk-free interest rate	2.1% - 2.5%	1.1% - 1.4%	0.6%
Dividend rate	0%	0%	0%

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

  Recent Accounting Pronouncements Not Yet Adopted

        See Note 2(ab) to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for a discussion of recent accounting pronouncements not yet adopted.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

        We are exposed to certain market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities as follows:

  Interest Rate Risk

        We had cash and cash equivalents of $487.2 million and marketable securities of $261.1 million as of December 31, 2018. Cash and cash equivalents consist of bank deposits and money market funds. Marketable securities consist of U.S. treasury securities and high credit quality corporate debt securities. The cash and cash equivalents and marketable securities are held for working capital purposes. Such interest-earning instruments carry a degree of interest rate risk. To date, fluctuations in interest income have not been significant. The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. Due to the short-term nature of our investments, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. A hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our consolidated financial statements.

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

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

        We have audited the accompanying consolidated balance sheets of Twilio Inc. and subsidiaries (the Company) as of December 31, 2018 and December 31, 2017, the related consolidated statements of operations, comprehensive loss, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes (collectively, the consolidated financial statements). We also have audited the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and December 31, 2017, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018 based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Basis for Opinions

        The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control over Financial Reporting, appearing under Item 9A(b). Our responsibility is to express an opinion on the Company's consolidated financial statements and an opinion on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

        We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

        Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

San Francisco, California
February 28, 2019

TWILIO INC.

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	As of December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$487,215	$115,286
Short-term marketable securities	261,128	175,587
Accounts receivable, net	97,712	43,113
Prepaid expenses and other current assets	26,893	19,279

Total current assets	872,948	353,265
Restricted cash	18,119	5,502
Property and equipment, net	63,534	50,541
Intangible assets, net	27,558	20,064
Goodwill	38,165	17,851
Other long-term assets	8,386	2,559

Total assets	$1,028,710	$449,782

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$18,495	$11,116
Accrued expenses and other current liabilities	99,758	53,614
Deferred revenue and customer deposits	19,557	13,797

Total current liabilities	137,810	78,527
Convertible senior notes, net	434,496	—
Other long-term liabilities	18,169	11,409

Total liabilities	590,475	89,936

Commitments and contingencies (Note 11)
Stockholders' equity:
Preferred stock, $0.001 par value, 100,000,000 shares authorized, none issued	—	—
Common stock, $0.001 par value per share:
Authorized shares 1,100,000,000 as of December 31, 2018 and 2017; Issued and outstanding shares 100,080,228 and 93,969,796 as of December 31, 2018 and 2017	100	94
Additional paid-in capital	808,527	608,165
Accumulated other comprehensive income	1,282	2,025
Accumulated deficit	(371,674)	(250,438)

Total stockholders' equity	438,235	359,846

Total liabilities and stockholders' equity	$1,028,710	$449,782

See accompanying notes to consolidated financial statements.

TWILIO INC.

Consolidated Statements of Operations

(In thousands, except share and per share amounts)

	Year Ended December 31,
	2018	2017	2016
Revenue	$650,067	$399,020	$277,335
Cost of revenue	300,841	182,895	120,520

Gross profit	349,226	216,125	156,815

Operating expenses:
Research and development	171,358	120,739	77,926
Sales and marketing	175,555	100,669	65,267
General and administrative	110,427	59,619	51,077
Charitable contribution	7,121	1,172	3,860

Total operating expenses	464,461	282,199	198,130

Loss from operations	(115,235)	(66,074)	(41,315)
Other (expenses) income, net	(5,923)	3,071	317

Loss before provision for income taxes	(121,158)	(63,003)	(40,998)
Provision for income taxes	(791)	(705)	(326)

Net loss attributable to common stockholders	$(121,949)	$(63,708)	$(41,324)

Net loss per share attributable to common stockholders, basic and diluted	$(1.26)	$(0.70)	$(0.78)

Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	97,130,339	91,224,607	53,116,675

See accompanying notes to consolidated financial statements.

TWILIO INC.

Consolidated Statements of Comprehensive Loss

(In thousands)

	Year Ended December 31,
	2018	2017	2016
Net loss	$(121,949)	$(63,708)	$(41,324)
Other comprehensive (loss) income:
Unrealized gain (loss) on marketable securities	258	(598)	—
Foreign currency translation	(1,001)	2,623	—

Total other comprehensive (loss) income	(743)	2,025	—

Comprehensive loss attributable to common stockholders	$(122,692)	$(61,683)	$(41,324)

See accompanying notes to consolidated financial statements.

TWILIO INC.
Consolidated Statements of Stockholders' Equity
(In thousands, except share amounts)

	Convertible preferred stock		Common Stock—Class A		Common Stock—Class B
								Accumulated Other Comprehensive Income
							Additional paid-in capital		Accumulated deficit	Total stockholders' equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 31, 2015	54,508,441	$239,911	—	$—	17,324,003	$17	$22,103	$—	$(145,406)	$116,625
Net loss	—	—	—	—	—	—	—	—	(41,324)	(41,324)
Issuance of common stock in connection with Initial Public Offering, net of underwriting discounts	—	—	11,500,000	12	—	—	160,414	—	—	160,426
Issuance of common stock in connection with Follow-On Public Offering, net of underwriting discounts	—	—	1,691,222	2	—	—	65,279	—	—	65,281
Costs related to public offerings	—	—	—	—	—	—	(5,730)	—	—	(5,730)
Conversion of convertible preferred stock to common stock in connection with the initial public offering	(54,508,441)	(239,911)	—	—	54,508,441	54	239,857	—	—	—
Exercises of vested stock options	—	—	—	—	2,168,287	2	8,390	—	—	8,392
Vesting of early exercised stock options	—	—	—	—	—	—	636	—	—	636
Vesting of restricted stock units	—	—	19,178	—	68,345	—	—	—	—	—
Value of equity awards withheld for tax liability	—	—	(1,578)	—	(27,036)	—	(1,037)	—	—	(1,037)
Exercises of unvested stock options	—	—	—	—	126,365	—	—	—	—	—
Conversion of shares of Class B common stock into shares of Class A common stock	—	—	36,787,588	37	(36,787,588)	(37)	—	—	—	—
Repurchases of unvested stock options	—	—	—	—	(1,625)	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	26,178	—	—	26,178
Escrow shares returned to the issuer	—	—	—	—	(127,054)	—	—	—	—	—

Balance as of December 31, 2016	—	—	49,996,410	51	37,252,138	36	516,090	—	(186,730)	329,447
Net loss	—	—	—	—	—	—	—	—	(63,708)	(63,708)
Exercises of vested stock options	—	—	—	—	5,186,539	6	25,591	—	—	25,597
Vesting of early exercised stock options	—	—	—	—	—	—	378	—	—	378
Vesting of restricted stock units	—	—	360,116	—	351,255	—	—	—	—	—
Value of equity awards withheld for tax liability	—	—		—	(22,538)	—	(678)	—	—	(678)
Exercises of unvested stock options	—	—	—	—	22,510	—	—	—	—	—
Conversion of shares of Class B common stock into shares of Class A common stock	—	—	18,710,499	18	(18,710,499)	(18)	—	—	—	—
Shares issued under ESPP	—	—	794,142	1	—	—	11,917	—	—	11,918
Donated common stock	—	—	45,383	—	—	—	1,172	—	—	1,172
Repurchases of unvested stock options	—	—	—	—	(16,159)	—	(100)	—	—	(100)
Unrealized loss on marketable securities	—	—	—	—	—	—	—	(598)	—	(598)
Foreign currency translation	—	—	—	—	—	—	—	2,623	—	2,623
Stock-based compensation	—	—	—	—	—	—	53,795	—	—	53,795

Balance as of December 31, 2017	—	—	69,906,550	70	24,063,246	24	608,165	2,025	(250,438)	359,846
Net loss	—	—	—	—	—	—	—	—	(121,949)	(121,949)
Adjustment to opening retained earnings due to adoption of ASC 606	—	—	—	—	—	—	—	—	713	713
Exercises of vested stock options	—	—	—	—	3,625,991	4	29,732	—	—	29,736
Vesting of early exercised stock options	—	—	—	—		—	36	—	—	36
Vesting of restricted stock units	—	—	1,970,565	2	172,211	—	—	—	—	2
Value of equity awards withheld for tax liability	—	—	(25,932)	—	(22,044)	—	(2,654)	—	—	(2,654)
Exercises of unvested stock options	—	—	—	—	2,041	—	—	—	—	—
Conversion of shares of Class B common stock into shares of Class A common stock	—	—	8,530,980	8	(8,530,980)	(8)	—	—	—	—
Shares issued under ESPP	—	—	325,262	—	—	—	10,122	—	—	10,122
Issuance of debt conversion option	—	—	—	—	—	—	119,435	—	—	119,435
Debt conversion option issuance costs	—	—	—	—	—	—	(2,819)	—	—	(2,819)
Capped call option issuance costs	—	—	—	—	—	—	(58,465)	—	—	(58,465)
Donated common stock	—	—	62,338	—	—	—	5,996	—	—	5,996
Unrealized loss on marketable securities	—	—	—	—	—	—	—	258	—	258
Foreign currency translation	—	—	—	—	—	—	—	(1,001)	—	(1,001)
Stock-based compensation	—	—	—	—	—	—	98,979	—	—	98,979

Balance as of December 31, 2018	—	$—	80,769,763	$80	19,310,465	$20	$808,527	$1,282	$(371,674)	$438,235

See accompanying notes to consolidated financial statements.

TWILIO INC.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2018	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(121,949)	$(63,708)	$(41,324)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	26,095	18,764	8,315
Net amortization of investment premium or discount	(1,496)	262	—
Amortization of debt issuance costs	1,102	—	—
Accretion of debt discount on convertible senior notes	12,951	—	—
Amortization of deferred commissions	1,349	—	—
Stock-based compensation	93,273	49,619	24,225
Value of donated common stock	5,996	1,172	—
Provision for doubtful accounts	3,650	580	1,145
Write-off of internally developed software and intangible assets	1,874	561	711
(Gain) loss on lease termination and asset disposals	(45)	(295)	94
Changes in operating assets and liabilities:
Accounts receivable	(58,234)	(15,280)	(8,254)
Prepaid expenses and other current assets	(8,739)	2,214	(13,755)
Other long-term assets	(5,305)	(1,984)	(129)
Accounts payable	6,980	5,433	1,714
Accrued expenses and other current liabilities	45,120	(3,312)	24,182
Deferred revenue and customer deposits	5,958	3,560	4,076
Other long-term liabilities	(597)	(841)	9,097

Net cash provided by (used in) operating activities	7,983	(3,255)	10,097

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	(279,687)	(293,186)	—
Maturities of marketable securities	195,497	115,877	—
Capitalized software development costs	(19,546)	(17,280)	(11,527)
Purchases of property and equipment	(4,668)	(9,248)	(14,174)
Purchases of intangible assets	(441)	(290)	(785)
Acquisition(s), net of cash acquired	(30,574)	(22,621)	(8,500)

Net cash used in investing activities	(139,419)	(226,748)	(34,986)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Initial Public Offering, net of underwriting discounts	—	—	160,426
Proceeds from Follow-On Public Offering, net of underwriting discounts	—	—	65,281
Payments of costs related to public offerings	—	(430)	(4,606)
Proceeds from issuance of convertible senior notes	550,000	—	—
Payments of debt issuance costs	(12,941)	—	—
Purchase of capped call	(58,465)	—	—
Proceeds from exercises of stock options	29,757	25,727	9,102
Proceeds from shares issued in ESPP	10,122	11,918	—
Value of equity awards withheld for tax liabilities	(2,654)	(678)	(1,037)
Repurchases of common stock	—	(100)	(2)

Net cash provided by financing activities	515,819	36,437	229,164

Effect of exchange rate changes on cash and cash equivalents	163	74	—

NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	384,546	(193,492)	204,275
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—Beginning of year	120,788	314,280	110,005

CASH, CASH EQUIVALENTS AND RESTRICTED CASH—End of year	$505,334	$120,788	$314,280

Cash paid for income taxes	$564	$605	$225

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Purchases of property and equipment and intangible assets, accrued but not paid	$1,418	$235	$4,201

Purchases of property, equipment through capital lease	$2,478	$—	$—

Stock-based compensation capitalized in software development costs	$5,706	$4,176	$1,953

Business combination measurement period adjustments	$571	$(149)	$—

Acquisition holdback	$2,290	$—	$—

Costs related to public offerings, accrued but not paid	$—	$—	$430

See accompanying notes to consolidated financial statements.

TWILIO INC.

Notes to Consolidated Financial Statements

1. Organization and Description of Business

        Twilio Inc. (the "Company") was incorporated in the state of Delaware on March 13, 2008. The Company is the leader in the Cloud Communications Platform category and enables developers to build, scale and operate real-time communications within their software applications via simple-to-use Application Programming Interfaces ("API"). The power, flexibility, and reliability offered by the Company's software building blocks empower entities of virtually every shape and size to build world-class engagement into their customer experience.

        The Company's headquarters are located in San Francisco, California, and the Company has subsidiaries in the United States, the United Kingdom, Estonia, Ireland, Colombia, Germany, Hong Kong, Singapore, Bermuda, Spain, Sweden, Australia, Czech Republic, Japan and the Netherlands.

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

  (c) Use of Estimates

        The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates are used for, but not limited to, recoverability of long-lived and intangible assets; capitalization and useful life of the Company's capitalized internal-use software development costs; fair value of acquired intangible assets and goodwill; accruals and contingencies. Estimates are based on historical experience and on various assumptions that the Company believes are reasonable under current circumstances. However, future events are subject to change and best estimates and judgments may require further adjustments; therefore, actual results could differ materially from those estimates. Management periodically evaluates such estimates and they are adjusted prospectively based upon such periodic evaluation.

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

        The Company sells its services to a wide variety of customers. If the financial condition or results of operations of any significant customers deteriorate substantially, operating results could be adversely affected. To reduce credit risk, management performs ongoing credit evaluations of the financial

TWILIO INC.

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

condition of significant customers. The Company does not require collateral from its credit customers and maintains reserves for estimated credit losses on customer accounts when considered necessary. Actual credit losses may differ from the Company's estimates. During the years ended December 31, 2018 and 2017, there was no customer organization that accounted for more than 10% of the Company's total revenue. During the year ended December 31, 2016, one customer organization represented approximately 14% of the Company's total revenue.

        As of December 31, 2018 and 2017, there was no customer organization that represented more than 10% of the Company's gross accounts receivable.

  (e) Revenue Recognition

  Adoption of Accounting Standards Codification ("ASC") 606, "Revenue from Contracts with Customers"

        Effective January 1, 2018, the Company adopted Accounting Standards Codification ("ASC") 606, "Revenue from Contracts with Customers", which replaced the existing revenue recognition guidance, ASC 605, and outlines a single set of comprehensive principles for recognizing revenue under U.S. GAAP. Among other things, ASC 606 requires entities to assess the products or services promised in contracts with customers at contract inception to determine the appropriate unit at which to record revenue, which is referred to as a performance obligation. Revenue is recognized when control of the promised products or services is transferred to customers at an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those products or services.

        The Company adopted ASC 606 using the modified retrospective method with a cumulative catch-up adjustment to the opening retained earnings as of January 1, 2018. Results for reporting periods beginning after December 31, 2017 are presented under ASC 606, while prior period amounts are not adjusted and continue to be reported in accordance with the Company's historical accounting policies prior to adoption. In adopting the standard, the Company elected to apply the new guidance only to those contracts which were not completed as of the date of the adoption.

        The impact of adopting the new standard on the Company's consolidated financial statements was insignificant. The Company recorded a net cumulative catch-up adjustment to the beginning retained earnings as of January 1, 2018, of $0.7 million.

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

        The impact on the Company's revenue recognition policies was insignificant. Prior to the adoption of ASC 606, the Company recognized the majority of its revenue according to the usage by its customers in the period in which that usage occurred. ASC 606 continues to support the recognition of revenue over time, and on a usage basis, for the majority of the Company's contracts due to continuous transfer of control to the customer.

TWILIO INC.

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

        There was not a significant tax impact to the Company's consolidated statements of operations and consolidated balance sheet relating to the adoption of the new standard as there is a full valuation allowance due to the Company's history of continued losses.

  Revenue Recognition Policy

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

  Nature of Products and Services

        The Company's revenue is primarily derived from usage-based fees earned from customers accessing the Company's enterprise cloud computing services. Platform access is considered a monthly series comprising of one performance obligation and usage-based fees are recognized as revenue in the period in which the usage occurs. In the years ended December 31, 2018, 2017 and 2016, the revenue from usage-based fees represented 84%, 83% and 83% of total revenue, respectively.

        Subscription-based fees are derived from certain term-based contracts, such as with the sales of short codes and customer support. Term-based contracts revenue is recognized on a ratable basis over the contractual term of the arrangement beginning on the date that the service is made available to the customer. In the years ended December 31, 2018 and 2017, the revenue from term-based fees represented 16% and 17% of total revenue, respectively.

        The Company applied the optional exemption of not disclosing the transaction price allocated to the remaining performance obligations for its usage-based contracts and contracts with original duration of one year or less. The majority of the Company's contracts have a duration of one year or less.

        No significant judgments are required in determining whether products and services are considered distinct performance obligations and should be accounted for separately versus together, or to determine the stand-alone selling price ("SSP").

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

  Deferred Revenue and Customer Deposits

        Deferred revenue is recorded when cash payments are received in advance of future usage on non-cancellable contracts. Customer refundable prepayments are recorded as customer deposits. As of December 31, 2018, the Company recorded $10.3 million and $9.3 million as its deferred revenue and customer deposits, respectively. In the year ended December 31, 2018, the Company recognized $10.5 million of revenue, that was included in the deferred revenue and customer deposits balance as of January 1, 2018.

  Deferred Sales Commissions

        The Company records an asset for the incremental costs of obtaining a contract with a customer, for example, sales commissions that are earned upon execution of contracts. The Company uses the portfolio of data method to determine the estimated period of benefit of capitalized commissions which is determined to be five years. Amortization expense related to these capitalized costs related to initial contracts, upsells and renewals, is recognized on a straight line basis over the estimated period of benefit of the capitalized commissions. Total net capitalized costs as of December 31, 2018 were $9.4 million and are included in prepaid expenses and other current and long-term assets in the accompanying consolidated balance sheet. Amortization of these assets was $1.4 million in the year ended December 31, 2018, and is included in sales and marketing expense in the accompanying consolidated statement of operations.

  (f) Cost of Revenue

        Cost of revenue consists primarily of costs of communications services purchased from network service providers. Cost of revenue also includes fees to support the Company's cloud infrastructure, personnel costs, such as salaries and stock-based compensation for the customer care and support services employees, and non-personnel costs, such as amortization of capitalized internal-use software development costs and amortization of acquired intangibles.

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

        Capitalized costs of platform and other software applications are included in property and equipment. These costs are amortized over the estimated useful life of the software on a straight-line basis over three years. Management evaluates the useful life of these assets on an annual basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. The amortization of costs related to the platform applications is included in cost of revenue, while the amortization of costs related to other software applications developed for internal use is included in operating expenses.

  (i) Advertising Costs

        Advertising costs are expensed as incurred and were $10.6 million, $4.9 million and $3.5 million in the years ended December 31, 2018, 2017 and 2016, respectively. Advertising costs are included in sales and marketing expenses in the accompanying consolidated statements of operations.

  (j) Stock-Based Compensation

        All stock-based compensation to employees, including the purchase rights issued under the Company's 2016 Employee Stock Purchase Plan (the "ESPP"), is measured on the grant date based on the fair value of the awards on the date of grant. This cost is recognized as an expense following straight-line attribution method over the requisite service period. The Company uses the Black-Scholes option pricing model to measure the fair value of its stock options and the purchase rights issued under the ESPP. The fair value of the restricted stock units is determined using the fair value of the Company's Class A common stock on the date of grant and recognized as an expense following straight-line attribution method over the requisite service period. Prior to adoption of ASU 2016-09, the stock-based compensation was recorded net of estimated forfeitures.

        In June 2018, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2018-07, "Improvements to Nonemployee Share-Based Payment Accounting", which aligns the measurement and classification for share-based payments to non-employees with the accounting guidance for share-based payments to employees. Among other requirements, the measurement of non-employee awards will now be fixed at the grant date, rather than remeasured at every reporting date. This guidance is effective for interim and annual reporting periods beginning after December 15, 2018, with early application permitted. The Company early-adopted this guidance in the quarter ended December 31, 2018 which did not have a material impact to its financial statements.

        In May 2017, the FASB issued ASU 2017-09, "Compensation—Stock Compensation (Topic 718), Scope of Modification Accounting", ASU 2017-09 clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as modifications. ASU 2017-09 allows companies to make certain changes to awards, such as vesting conditions, without accounting for them as modifications. It does not change the accounting for modifications. ASU 2017-09 should be applied prospectively to awards modified on or after the adoption date. The Company adopted ASU 2017-09 in

TWILIO INC.

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

the first quarter of 2018. The adoption of this guidance did not have an impact on the Company's financial position, results of operations or cash flows.

        In March 2016, FASB issued ASU No. 2016-09, "Compensation—Stock Compensation (Topic 718): Improvements to Employee Share -Based Payment Accounting." This new guidance was intended to simplify several areas of accounting for stock-based compensation arrangements, including the income tax impact, classification on the statement of cash flows and forfeitures. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and early adoption is permitted. The Company early adopted this guidance in the quarter ended December 31, 2016. The new guidance allows entities to account for forfeitures as they occur. The Company elected to account for forfeitures as they occur and adopted this provision on a modified retrospective basis. The $0.1 million of cumulative prior years' impact as well as the impact on the first three quarters of 2016 of $75,000 was recognized as an increase to stock-based compensation during the quarter ended December 31, 2016, as the impact on prior periods was insignificant. Adoption of all other changes in the new guidance did not have a significant impact on the Company's consolidated financial statements.

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

    After the IPO, the Company uses the market closing price of its Class A common stock, as reported on the New York Stock Exchange, for the fair value.

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

  •
  Risk -free interest rate.  The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for zero coupon U.S. Treasury notes with maturities approximately equal to the expected term of the stock-based awards; and

  •
  Expected dividend.  The expected dividend is assumed to be zero as the Company has never paid dividends and has no current plans to pay any dividends on its common stock.

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

        For the year ended December 31, 2016, the Company's operations did not give rise to any material items includable in comprehensive income (loss), which were not already in net income (loss). Accordingly, for that period, the Company's comprehensive income (loss) is the same as its net income (loss).

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

TWILIO INC.

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

  (o) Cash and Cash Equivalents

        The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Cash equivalents consist of funds deposited into money market funds and reverse repurchase agreements. All credit and debit card transactions that process as of the last day of each month and settle within the first few days of the subsequent month are also classified as cash and cash equivalents as of the end of the month in which they were processed.

  (p) Restricted Cash

        Restricted cash consists of cash deposited into a savings account with a financial institution as collateral for the Company's obligations under its facility leases of premises located in San Francisco, California. The facility lease for the Company's old office space expired in January 2017 and the facility leases for the Company's current offices expire at various dates between October 2024 and June 2028.

        In November 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-18, "Statement of Cash Flows (Topic 230)—Restricted Cash". This standard provides guidance on the presentation of restricted cash and restricted cash equivalents in the statement of cash flows. Restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period amounts shown on the statements of cash flows. The amendments of this ASU should be applied using a retrospective transition method and are effective for reporting periods beginning after December 15, 2017. The Company adopted ASU 2016-18 in the first quarter of 2018 and applied the guidance retrospectively to the prior period's consolidated statement of cash flows with the following impact (in thousands):

	Year Ended December 31, 2017		Year Ended December 31, 2016
	As Originally Reported	As Adjusted	As Originally Reported	As Adjusted
Cash provided by (used in) operating activities	$(3,260)	$(3,255)	$10,091	$10,097
Cash used in investing activities	$(223,630)	$(226,748)	$(42,425)	(34,986)
Cash, cash equivalents and restricted cash—beginning of period	305,665	314,280	108,835	110,005
Cash, cash equivalents and restricted cash—end of period	$115,286	$120,788	$305,665	$314,280

        Other than the revised statement of cash flows presentation of restricted cash, the adoption of ASU 2016-18 did not have an impact on the Company's financial position and results of operations.

        The restricted cash balances as of December 31, 2018 and December 31, 2017 were $18.1 million and $5.5 million, respectively.

  (q) Accounts Receivable and Allowance for Doubtful Accounts

        Accounts receivable are recorded net of the allowance for doubtful accounts and the reserve for sales credits. The allowance for doubtful accounts is estimated based on the Company's assessment of its ability to collect on customer accounts receivable. The Company regularly reviews the allowance by considering certain factors such as historical experience, credit quality, age of accounts receivable balances and other known conditions that may affect a customer's ability to pay. In cases where the

TWILIO INC.

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

Company is aware of circumstances that may impair a specific customer's ability to meet their financial obligations, a specific allowance is recorded against amounts due from the customer which reduces the net recognized receivable to the amount the Company reasonably believe will be collected. The Company writes-off accounts receivable against the allowance when a determination is made that the balance is uncollectible and collection of the receivable is no longer being actively pursued. The allowance for doubtful accounts was $4.9 million and $1.0 million as of December 31, 2018 and 2017, respectively.

  (r) Costs Related to the Public Offerings

        Costs related to the public offerings, which consist of direct incremental legal, printing and accounting fees, are deferred until the offering is completed. Upon completion of the offering, these costs are offset against the offering proceeds within the consolidated statements of stockholders' equity. In the year ended December 31, 2016, the Company recorded in its consolidated statement of stockholders' equity $5.7 million in total offering costs.

  (s) Property and Equipment

        Property and equipment, both owned and under capital lease, is stated at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful life of the related asset. Maintenance and repairs are charged to expenses as incurred.

        The useful lives of property and equipment are as follows:

Capitalized software development costs	3 years
Office equipment	3 years
Furniture and fixtures	5 years
Software	3 years
Assets under capital lease	5 years or remaining lease term
Leasehold improvements	5 years or remaining lease term

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

TWILIO INC.

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

        The useful lives of the intangible assets are as follows:

Developed technology	3 - 4 years
Customer relationships	2 - 8 years
Supplier relationships	5 years
Trade names	2 years
Patents	20 years
Trademarks	Indefinite
Domain names	Indefinite

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

  (v) Impairment of Long-Lived Assets

        The Company evaluates long-lived assets, including property and equipment and intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets held and used is measured by a comparison of the carrying amount of an asset or an asset group to estimated undiscounted future net cash flows expected to be generated by the asset or asset group. If such evaluation indicates that the carrying amount of the asset or the asset group is not recoverable, any impairment loss would be equal to the amount the carrying value exceeds the fair value. There was no impairment during the years ended December 31, 2018, 2017 and 2016. The Company wrote off $1.7 million, $0.6 million and $0.7 million of internally developed software in the years ended December 31, 2018, 2017 and 2016, respectively, due to abandonment.

TWILIO INC.

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

  (w) Business Combinations

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

  (x) Segment Information

        The Company's Chief Executive Officer is the chief operating decision maker, who reviews the Company's financial information presented on a consolidated basis for purposes of allocating resources and evaluating the Company's financial performance. Accordingly, the Company has determined that it operates in a single reporting segment.

  (y) Fair Value of Financial Instruments

        The Company applies fair value accounting for all financial instruments on a recurring basis. The Company's financial instruments, which include cash, cash equivalents, accounts receivable and accounts payable are recorded at their carrying amounts, which approximate their fair values due to their short-term nature. Restricted cash is long-term in nature and consists of cash in a savings account, hence its carrying amount approximates its fair value. Marketable securities consist of U.S. treasury securities, high credit quality corporate debt securities and reverse repurchase agreements. All marketable securities are considered to be available-for-sale and recorded at their estimated fair values. Unrealized gains and losses for available-for-sale securities are recorded in other comprehensive income (loss). In valuing these items, the Company uses inputs and assumptions that market participants would use to determine their fair value, utilizing valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. The fair value of the convertible senior notes due 2023 (the "Notes") is determined based on the closing price for the Notes on the last trading day of the reporting period and is considered as Level 2 in the fair value hierarchy.

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

  (z) Recent Accounting Pronouncements Not Yet Adopted

        In August 2018, the FASB issued ASU 2018-15, "Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract". This standard aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The standard is effective for interim and annual periods beginning after December 15, 2019, with early adoption permitted. The Company is currently evaluating the impact of the adoption of this standard on its consolidated financial statements.

        In August 2018, the FASB issued ASU 2018-13, "Fair Value Measurement (Topic 820) Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement". The amendments under ASU 2018-13 remove, add and modify certain disclosure requirements on fair value measurements in ASC 820. The amendments are effective for interim and annual reporting periods beginning after December 15, 2019. The Company is currently evaluating the impact the new standard will have on its consolidated financial statements.

        In July 2018, the FASB issued ASU 2018-09, "Codification Improvements", which does not prescribe any new accounting guidance, but instead makes minor improvements and clarifications of several different FASB ASC areas based on comments and suggestions made by various stakeholders. Certain updates are applicable immediately while others provide for a transition period to adopt as part of the next fiscal year beginning after December 15, 2018. The Company does not expect the adoption of this guidance to have a material impact on the Company's consolidated financial statements.

        In January 2017, the FASB issued ASU 2017-04, "Simplifying the Test for Goodwill Impairment", which removes the second step of the goodwill impairment test that requires a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit's carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. This guidance is effective prospectively for interim and annual reporting periods beginning after December 15, 2019. The Company will adopt this guidance upon its effective date. The Company does not expect the adoption of this guidance to have a material impact on the Company's consolidated financial statements .

TWILIO INC.

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

        In June 2016, the FASB issued ASU 2016-13, "Financial Instruments—Credit Losses: Measurement of Credit Losses on Financial Instruments", which changes the impairment model for most financial assets. The new model uses a forward-looking expected loss method, which will generally result in earlier recognition of allowances for losses. In November 2018, the FASB issued ASU 2018-19, "Codification Improvements to Topic 326, Financial Instruments—Credit Losses", which clarifies that receivables arising from operating leases are not within the scope of Topic 326, Financial Instruments—Credit Losses. Instead, impairment of receivables arising from operating leases should be accounted for in accordance with Topic 842, Leases. These ASUs are effective for annual and interim periods beginning after December 15, 2019 and early adoption is permitted for annual and interim periods beginning after December 15, 2018. The Company is evaluating the impact of this guidance on its consolidated financial statements.

        In February 2016, the FASB issued ASU 2016-02, "Leases", which was further clarified by ASU 2018-10, "Codification Improvements to Topic 842, Leases", and ASU 2018-11, "Leases—Targeted Improvements", both issued in July 2018. ASU 2016-02 affects all entities that lease assets and will require lessees to recognize a lease liability and a right-of-use asset for all leases (except for short-term leases that have a duration of less than one year) as of the date on which the lessor makes the underlying asset available to the lessee. For lessors, accounting for leases is substantially the same as in prior periods. ASU 2018-10 clarifies or corrects unintended application of guidance related to ASU 2016-02. The amendment affects narrow aspects of ASU 2016-02 related to the implicit rate in the lease, impairment of the net investment in the lease, lessee reassessment of lease classification, lessor reassessment of lease term and purchase options, variable payments that depend on an index or rate and certain transition adjustments. ASU 2018-11 adds a transition option for all entities and a practical expedient only for lessors. The transition option allows entities to not apply the new leases standard in the comparative periods they present in their financial statements in the year of adoption. Under the transition option, entities can opt to continue to apply the legacy guidance in ASC 840, "Leases", including its disclosure requirements, in the comparative periods presented in the year they adopt the new leases standard. Entities that elect this transition option will still be required to adopt the new leases standard using the modified retrospective transition method required by the standard, but they will recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption rather than in the earliest period presented. The practical expedient provides lessors with an option to not separate the non-lease components from the associated lease components when certain criteria are met and requires them to account for the combined component in accordance with the revenue recognition standard in ASC 606 if the associated non-lease components are the predominant components. The new standards are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. For leases existing at, or entered into after the beginning of the earliest comparative period presented in the financial statements, lessees and lessors must apply a modified retrospective transition approach. While the Company expects the adoption of these standards to result in a material increase to the reported assets and liabilities, the Company has not yet determined the full impact that the adoption of this standard will have on its consolidated financial statements.

TWILIO INC.

Notes to Consolidated Financial Statements (Continued)

3. Fair Value Measurements

        The following tables provide the assets measured at fair value on a recurring basis as of December 31, 2018 and 2017 (in thousands):

			Gross Unrealized Losses Less Than 12 Months	Gross Unrealized Losses More Than 12 Months	Fair Value Hierarchy as of December 31, 2018
	Amortized Cost or Carrying Value
		Gross Unrealized Gains						Aggregate Fair Value
					Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents:
Money market funds	$420,234	$—	$—	$—	$420,234	$—	$—	$420,234
Reverse repurchase agreements	35,000	—	—	—	—	35,000	—	35,000
Commercial paper	9,983	—	—	—	—	9,983	—	9,983

Total included in cash and cash equivalents	465,217	—	—	—	420,234	44,983	—	465,217

Marketable securities:
U.S. Treasury securities	59,785	—	(7)	(9)	59,769	—	—	59,769
Corporate debt securities and commercial paper	201,683	23	(123)	(224)	—	201,359	—	201,359

Total marketable securities	261,468	23	(130)	(233)	59,769	201,359	—	261,128

Total financial assets	$726,685	$23	$(130)	$(233)	$480,003	$246,342	$—	$726,345

			Gross Unrealized Losses Less Than 12 Months	Gross Unrealized Losses More Than 12 Months	Fair Value Hierarchy as of December 31, 2017
	Amortized Cost or Carrying Value
		Gross Unrealized Gains						Aggregate Fair Value
					Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents:
Money market funds	$95,432	$—	$—	$—	$95,432	$—	$—	$95,432

Total included in cash and cash equivalents	95,432	—	—	—	95,432	—	—	95,432

Marketable securities:
U.S. Treasury securities	59,962	—	(216)	—	59,746	—	—	59,746
Corporate debt securities and commercial paper	116,223	—	(382)	—	—	115,841	—	115,841

Total marketable securities	176,185	—	(598)	—	59,746	115,841	—	175,587

Total financial assets	$271,617	$—	$(598)	$—	$155,178	$115,841	$—	$271,019

        As of December 31, 2018, the fair value of the 0.25% convertible senior notes due 2023 (the "Notes"), as further described in Note 8 below, was approximately $743.4 million.

        As the Company views its marketable securities as available to support current operations, it has classified all available for sale securities as short-term. As of December 31, 2018, for fixed income securities that were in unrealized loss positions, the Company has determined that (i) it does not have the intent to sell any of these investments, and (ii) it is not more likely than not that it will be required

TWILIO INC.

Notes to Consolidated Financial Statements (Continued)

3. Fair Value Measurements (Continued)

to sell any of these investments before recovery of the entire amortized cost basis. In addition, as of December 31, 2018, the Company anticipates that it will recover the entire amortized cost basis of such fixed income securities and has determined that no other-than-temporary impairments associated with credit losses were required to be recognized during the years ended December 31, 2018 and 2017. Interest earned on marketable securities was $3.0 million and $2.6 million in the years ended December 31, 2018 and 2017, respectively. The interest is recorded as other income (expense), net, in the accompanying consolidated statements of operations.

        The following table summarizes the contractual maturities of marketable securities as of December 31, 2018 and 2017 (in thousands):

	As of December 31, 2018		As of December 31, 2017
	Amortized Cost	Aggregate Fair Value	Amortized Cost	Aggregate Fair Value
Financial Assets:
Less than one year	$261,468	$261,128	$108,584	$108,360
One to two years	—	—	67,601	67,227

Total	$261,468	$261,128	$176,185	$175,587

        The Company enters into reverse securities repurchase agreements, primarily for short-term investments with maturities of 90 days or less. As of December 31, 2018, the Company was party to reverse repurchase agreements totaling $35.0 million, which were reported in cash and equivalents in the accompanying consolidated balance sheet. Under these reverse securities repurchase agreements, the Company typically lends available cash at a specified rate of interest and holds U.S. government securities as collateral during the term of the agreement. Collateral value is in excess of the amounts loaned under these agreements.

TWILIO INC.

Notes to Consolidated Financial Statements (Continued)

4. Property and Equipment

        Property and equipment consisted of the following (in thousands):

	As of December 31,
	2018	2017
Capitalized internal-use software development costs	$72,647	$49,177
Leasehold improvements	15,293	14,246
Office equipment	13,563	9,652
Furniture and fixtures	2,440	1,976
Assets under capital lease(1)	2,478	—
Software	1,849	1,675

Total property and equipment	108,270	76,726
Less: accumulated depreciation and amortization	(44,736)	(26,185)

Total property and equipment, net	$63,534	$50,541

(1)
Assets under capital lease relate to a sub-lease agreement that commenced in the fourth quarter of 2018, as further described in Note 11(a), and consist primarily of furniture that will be acquired at a bargain purchase option at the end of the lease term.

        Depreciation and amortization expense was $18.9 million, $13.1 million and $7.4 million for the years ended December 31, 2018, 2017 and 2016, respectively.

        The Company capitalized $25.3 million, $21.5 million and $13.5 million in internal-use software development costs in the years ended December 31, 2018, 2017 and 2016, respectively, of which $5.7 million, $4.2 million and $2.0 million, respectively, was stock-based compensation expense. Amortization of capitalized software development costs was $13.0 million, $8.4 million and $5.5 million in the years ended December 31, 2018, 2017 and 2016, respectively. The amortization expense was allocated as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
Cost of revenue	$6,898	$4,788	$3,304
Research and development	5,437	3,619	2,182
General and administrative	689	—	—

Total	$13,024	$8,407	$5,486

5. Business Combinations

  Fiscal 2018 Acquisitions

  VAI Technologies, LLC

        In November 2018, the Company acquired certain assets from VAI Technologies, LLC, a Delaware corporation and a developer of a natural language processing platform. The purchase price consisted of $1.2 million in cash, of which $0.3 was withheld by the Company for a period from 18 months to 4 years and can be extended under certain circumstances.

TWILIO INC.

Notes to Consolidated Financial Statements (Continued)

5. Business Combinations (Continued)

        The acquisition was accounted for as a business combination and, accordingly, the total purchase price was allocated to the identifiable intangibles assets acquired based on their respective fair values on the acquisition date. The excess of the purchase price over the fair values of the identifiable assets acquired was recorded as goodwill. The estimated fair value of the intangible assets acquired was determined by the Company.

        The following table presents the final purchase price allocation recorded in the Company's consolidated balance sheet (in thousands):

Total
Intangible assets(1)	$517
Goodwill(2)	683

Total purchase price	$1,200

(1)
The intangible assets consist of developed technology with the estimated useful life of 4 years on the date of acquisition.

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

  Ytica.com a.s.

        In September 2018, the Company acquired all outstanding shares of Ytica.com a.s. ("Ytica"), a developer and provider of a contact center reporting and analytics based in the Czech Republic, for a total purchase price of $21.8 million, paid in cash, of which $3.2 million was held in escrow with a term of 18 months.

        Additionally, the Company granted 47,574 restricted stock units of the Company's Class A common stock to a former shareholder of Ytica that had a value of $3.6 million and is subject to vesting over a period of three years. The Company is recording stock-based compensation expense as the shares are vesting.

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

TWILIO INC.

Notes to Consolidated Financial Statements (Continued)

5. Business Combinations (Continued)

        The following table presents the preliminary purchase price allocation recorded in the Company's consolidated balance sheet as of December 31, 2018 (in thousands):

Total
Net tangible assets	$(1,538)
Intangible assets(1)	9,920
Goodwill(2)	13,375

Total purchase price	$21,757

(1)
Identifiable finite-lived intangible assets were comprised of the following (in thousands):

	Total	Estimated life (in years)
Developed technology	$9,090	4
Customer relationships	830	2

Total intangible assets acquired	$9,920

(2)
The goodwill is primarily attributable to the future cash flows to be realized from the acquired technology platform as well as operational synergies. The Company intends to file elections that make the goodwill deductible for U.S. tax purposes.

        The Company acquired a net deferred tax liability of $1.7 million in this business combination that is included in long-term liabilities in the accompanying consolidated balance sheet.

        The estimated fair value of the intangible assets acquired was determined by the Company, and the Company considered or relied in part upon a valuation report of a third-party expert. The Company used an income approach to estimate the fair values of the identifiable intangible assets.

        The Company incurred costs related to this acquisition of $0.6 million that were expensed as incurred and recorded in general and administrative expenses in the accompanying consolidated statement of operation.

        Pro forma results of operations for this acquisition are not presented as the financial impact to the Company's consolidated financial statements is immaterial.

  Core Network Dynamics GmbH

        In August 2018, the Company acquired all outstanding shares of Core Network Dynamics GmbH ("CND"), a developer and provider of a complete software mobile network infrastructure based in Germany, for a total purchase price of $11.1 million, paid in cash, of which $2.0 million was withheld by the Company for a term of 18 months and is recorded in other long-term liabilities in the accompanying consolidated balance sheet.

        Additionally, the Company granted 35,950 restricted stock units of the Company's Class A common stock to a former shareholder of CND that had a value of $2.2 million and is subject to

TWILIO INC.

Notes to Consolidated Financial Statements (Continued)

5. Business Combinations (Continued)

vesting over a period of three years. The Company is recording a stock-based compensation expense as the shares are vesting.

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

        The following table presents the preliminary purchase price allocation recorded in the Company's consolidated balance sheet as of December 31, 2018 (in thousands):

Total
Net tangible assets	$(313)
Intangible assets(1)	4,500
Goodwill(2)	6,869

Total purchase price	$11,056

(1)
Identifiable finite-lived intangible assets were comprised of the following (in thousands):

	Total	Estimated life (in years)
Developed technology	$3,910	4
Customer relationships	590	0.5

Total intangible assets acquired	$4,500

(2)
The goodwill is primarily attributable to the future cash flows to be realized from the operating synergies between the acquired technology platform and the Company's Programmable Wireless products. The Company intends to file elections that make the goodwill deductible for U.S. tax purposes.

        The Company acquired a net deferred tax liability of $1.2 million in this business combination that is included in long-term liabilities in the accompanying consolidated balance sheet.

        The estimated fair value of the intangible assets acquired was determined by the Company, and the Company considered or relied in part upon a valuation report of a third-party expert. The Company used a replacement cost approach to estimate the fair values of the identifiable intangible assets.

        The Company incurred costs related to this acquisition of $0.8 million that were expensed as incurred and have been recorded in general and administrative expenses in the accompanying consolidated statement of operation.

        Pro forma results of operations for this acquisition are not presented as the financial impact to the Company's consolidated financial statements is immaterial.

TWILIO INC.

Notes to Consolidated Financial Statements (Continued)

5. Business Combinations (Continued)

  Fiscal 2017 Acquisitions

  Beepsend, AB

        In February 2017, the Company completed its acquisition of Beepsend AB, a messaging provider based in Sweden, specializing in messaging and SMS solutions, for a total purchase price of $23.0 million, paid in cash, of which $5.0 million was held in escrow with a term of 18 months and was fully released at the escrow expiration date.

        Additionally, the Company deposited $2.0 million into a separate escrow account that was subject to certain service conditions and was released to certain employees on the first and second anniversaries of the closing date as the conditions were met. This amount was recorded as prepaid compensation in the accompanying consolidated balance sheet and was amortized into expense as the services were rendered.

        The acquisition was accounted for as a business combination and, accordingly, the total purchase price was allocated to the preliminary net tangible and intangible assets and liabilities based on their preliminary fair values on the acquisition date. The prepaid compensation subject to service conditions was accounted for as a post-acquisition compensation expense and recorded as research and development expense in the accompanying consolidated statements of operations.

        The acquired entity's results of operations were included in the consolidated financial statements of the Company from the date of acquisition.

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

TWILIO INC.

Notes to Consolidated Financial Statements (Continued)

5. Business Combinations (Continued)

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

6. Goodwill and Intangible Assets

  Goodwill

        Goodwill balance as of December 31, 2018 and 2017 was as follows (in thousands):

Total
Balance as of December 31, 2016	$3,565
Goodwill recorded in connection with 2017 acquisition	12,688
Measurement period adjustment	149
Effect of exchange rate	1,449

Balance as of December 31, 2017	$17,851
Goodwill recorded in connection with 2018 acquisitions	20,356
Measurement period adjustment	571
Effect of exchange rate	(613)

Balance as of December 31, 2018	$38,165

  Intangible assets

        Intangible assets consisted of the following (in thousands):

	As of December 31, 2018
	Gross	Accumulated Amortization	Net
Amortizable intangible assets:
Developed technology	$28,209	$(10,497)	$17,712
Customer relationships	8,153	(2,411)	5,742
Supplier relationships	2,696	(973)	1,723
Trade name	60	(60)	—
Patent	2,264	(178)	2,086

Total amortizable intangible assets	41,382	(14,119)	27,263

Non-amortizable intangible assets:
Domain names	32	—	32
Trademarks	263	—	263

Total	$41,677	$(14,119)	$27,558

TWILIO INC.

Notes to Consolidated Financial Statements (Continued)

6. Goodwill and Intangible Assets (Continued)

	As of December 31, 2017
	Gross	Accumulated Amortization	Net
Amortizable intangible assets:
Developed technology	$14,941	$(5,476)	$9,465
Customer relationships	7,159	(1,006)	6,153
Supplier relationships	2,881	(500)	2,381
Trade name	60	(60)	—
Patent	1,878	(108)	1,770

Total amortizable intangible assets	26,919	(7,150)	19,769

Non-amortizable intangible assets:
Domain names	32	—	32
Trademarks	263	—	263

Total	$27,214	$(7,150)	$20,064

        Amortization expense was $7.2 million, $5.7 million and $0.9 million for the years ended December 31, 2018, 2017 and 2016, respectively.

        Total estimated future amortization expense was as follows (in thousands):

As of December 31, 2018
2019	$9,724
2020	6,337
2021	4,922
2022	3,198
2023	892
Thereafter	2,190

Total	$27,263

TWILIO INC.

Notes to Consolidated Financial Statements (Continued)

7. Accrued Expenses and Other Liabilities

        Accrued expenses and other current liabilities consisted of the following (in thousands):

	As of December 31,
	2018	2017
Accrued payroll and related	$9,886	$4,898
Accrued bonus and commission	8,564	4,777
Accrued cost of revenue	29,901	10,876
Sales and other taxes payable	23,631	20,877
ESPP contributions	2,672	1,338
Deferred rent	1,418	1,048
Nonrefundable deposits	3,415	162
VAT liability	2,217	2,515
Accrued other expense	18,054	7,123

Total accrued expenses and other current liabilities	$99,758	$53,614

        Other long-term liabilities consisted of the following (in thousands):

	As of December 31,
	2018	2017
Deferred rent	$7,569	$8,480
Deferred tax liability	5,181	2,452
Acquisition holdback	2,290	—
Capital lease obligation	2,170	—
Accrued other expense	959	477

Total other long-term liabilities	$18,169	$11,409

8. Convertible Senior Notes and Capped Call Transactions

        In May 2018, the Company issued $550.0 million aggregate principal amount of 0.25% convertible senior notes due 2023 in a private placement, including $75.0 million aggregate principal amount of such Notes pursuant to the exercise in full of the over-allotment options of the initial purchasers (collectively, the "Notes"). The interest on the Notes is payable semi-annually in arrears on June 1 and December 1 of each year, beginning on December 1, 2018.

        The Notes may bear special interest under specified circumstances relating to the Company's failure to comply with its reporting obligations under the indenture relating to the issuance of Notes (the "indenture") or if the Notes are not freely tradeable as required by the indenture. The Notes will mature on June 1, 2023, unless earlier repurchased or redeemed by the Company or converted pursuant to their terms. The total net proceeds from the debt offering, after deducting initial purchaser discounts and debt issuance costs, paid or payable by us, were approximately $537.0 million.

        Each $1,000 principal amount of the Notes is initially convertible into 14.1040 shares of the Company's Class A common stock par value $0.001, which is equivalent to an initial conversion price of approximately $70.90 per share. The conversion rate is subject to adjustment upon the occurrence of

TWILIO INC.

Notes to Consolidated Financial Statements (Continued)

8. Convertible Senior Notes and Capped Call Transactions (Continued)

certain specified events but will not be adjusted for any accrued and unpaid special interest. In addition, upon the occurrence of a make-whole fundamental change, as defined in the indenture, the Company will, in certain circumstances, increase the conversion rate by a number of additional shares for a holder that elects to convert its Notes in connection with such make-whole fundamental change or during the relevant redemption period.

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

          (3)   upon the Company's notice that it is redeeming any or all of the Notes; or

          (4)   upon the occurrence of specified corporate events.

        On or after March 1, 2023, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders of the Notes may, at their option, convert all or a portion of their Notes regardless of the foregoing conditions.

        Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of Class A common stock, or a combination of cash and shares of Class A Common Stock, at the Company's election. It is the Company's current intent to settle the principal amount of the Notes with cash.

        During the year ended December 31, 2018, the conditions allowing holders of the Notes to convert were not met. The Company may redeem the Notes, in whole or in part, at its option, on or after June 1, 2021 but before the 35th scheduled trading day before the maturity date, at a cash redemption price equal to 100% of the principal amount of the Notes to be redeemed, plus accrued and unpaid interest, if any, if the last reported sale price of the Class A Common Stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading days ending on, and including, the trading day immediately before the date the redemption notices were sent; and the trading day immediately before such notices were sent.

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

        The Notes are senior unsecured obligations and will rank senior in right of payment to any of the Company's indebtedness that is expressly subordinated in right of payment to the Notes; equal in right of payment with the Company's existing and future liabilities that are not so subordinated; effectively

TWILIO INC.

Notes to Consolidated Financial Statements (Continued)

8. Convertible Senior Notes and Capped Call Transactions (Continued)

subordinated to any of the Company's secured indebtedness to the extent of the value of the assets securing such indebtedness; and structurally junior to all indebtedness and other liabilities (including trade payables) of current or future subsidiaries of the Company.

        The foregoing description is qualified in its entirety by reference to the text of the indenture and the form of 0.25% convertible senior notes due 2023, which were filed as exhibits to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 and are incorporated herein by reference.

        In accounting for the issuance of the Notes, the Company separated the Notes into liability and equity components. The carrying amount of the liability component was calculated by measuring the fair value of a similar debt instrument that does not have an associated convertible feature. The carrying amount of the equity component representing the conversion option was $119.4 million and was determined by deducting the fair value of the liability component from the par value of the Notes. The equity component is not remeasured as long as it continues to meet the conditions for equity classification. The excess of the principal amount of the liability component over its carrying amount, or the debt discount, is amortized to interest expense at an annual effective interest rate of 5.7% over the contractual terms of the Notes.

        In accounting for the transaction costs related to the Notes, the Company allocated the total amount incurred to the liability and equity components of the Notes based on the proportion of the proceeds allocated to the debt and equity components. Issuance costs attributable to the liability component were approximately $10.2 million, were recorded as an additional debt discount and are amortized to interest expense using the effective interest method over the contractual terms of the Notes. Issuance costs attributable to the equity component were netted with the equity component in stockholders' equity.

        The net carrying amount of the liability component of the Notes was as follows (in thousands):

As of December 31, 2018
Principal	$550,000
Unamortized discount	(106,484)
Unamortized issuance costs	(9,020)

Net carrying amount	$434,496

        The net carrying amount of the equity component of the Notes was as follows (in thousands):

As of December 31, 2018
Proceeds allocated to the conversion options (debt discount)	$119,435
Issuance costs	(2,819)

Net carrying amount	$116,616

TWILIO INC.

Notes to Consolidated Financial Statements (Continued)

8. Convertible Senior Notes and Capped Call Transactions (Continued)

        The following table sets forth the interest expense recognized related to the Notes (in thousands):

Year Ended December 31, 2018
Contractual interest expense	$852
Amortization of debt issuance costs	1,102
Amortization of debt discount	12,951

Total interest expense related to the Notes	$14,905

        In connection with the offering of the Notes, the Company entered into privately-negotiated capped call transactions with certain counterparties (the "capped calls"). The capped calls each have an initial strike price of approximately $70.90 per share, subject to certain adjustments, which corresponds to the initial conversion price of the Notes. The capped calls have initial cap prices of $105.04 per share, subject to certain adjustments. The capped calls cover, subject to anti-dilution adjustments, approximately 7,757,200 shares of Class A Common Stock. The capped calls are generally intended to reduce or offset the potential dilution to the Class A Common Stock upon any conversion of the Notes with such reduction or offset, as the case may be, subject to a cap based on the cap price. The capped calls expire on the earlier of (i) the last day on which any convertible securities remain outstanding and (ii) June 1, 2023, subject to earlier exercise. The capped calls are subject to either adjustment or termination upon the occurrence of specified extraordinary events affecting the Company, including a merger event, a tender offer, and a nationalization, insolvency or delisting involving the Company. In addition, the capped calls are subject to certain specified additional disruption events that may give rise to a termination of the capped calls, including changes in law, insolvency filings, and hedging disruptions. The capped call transactions are recorded in stockholders' equity and are not accounted for as derivatives. The net cost of $58.5 million incurred to purchase the capped call transactions was recorded as a reduction to additional paid-in capital in the accompanying consolidated balance sheet.

9. Supplemental Balance Sheet Information

        A roll-forward of the Company's reserves for the years ended December 31, 2018, 2017 and 2016 is as follows (in thousands):

  (a) Allowance for doubtful accounts:

	Year Ended December 31,
	2018	2017	2016
Balance, beginning of period	$1,033	$1,076	$486
Additions	4,085	580	1,145
Write-offs	(173)	(623)	(555)

Balance, end of period	$4,945	$1,033	$1,076

TWILIO INC.

Notes to Consolidated Financial Statements (Continued)

9. Supplemental Balance Sheet Information (Continued)

  (b) Sales credit reserve:

	Year Ended December 31,
	2018	2017	2016
Balance, beginning of period	$1,761	$544	$714
Additions	5,560	2,531	1,348
Deductions against reserve	(4,306)	(1,314)	(1,518)

Balance, end of period	$3,015	$1,761	$544

10. Revenue by Geographic Area

        Revenue by geographic area is based on the IP address at the time of registration. The following table sets forth revenue by geographic area (in thousands):

	Year Ended December 31,
	2018	2017	2016
Revenue by geographic area:
United States	$484,809	$308,612	$233,922
International	165,258	90,408	43,413

Total	$650,067	$399,020	$277,335

Percentage of revenue by geographic area:
United States	75%	77%	84%
International	25%	23%	16%

        Long-lived assets outside the United States were not significant.

11. Commitments and Contingencies

  (a) Lease Commitments

        The Company entered into various non-cancelable operating lease agreements for its facilities that expire over the next ten years. Certain operating leases contain provisions under which monthly rent escalates over time. When lease agreements contain escalating rent clauses or free rent periods, the Company recognizes rent expense on a straight-line basis over the term of the lease.

        In September 2018, the Company entered into a sub-lease agreement ("Sub-lease") for a total of 259,416 rentable square feet of office space at 101 Spear Street in San Francisco, California. The Sub-lease covers several floors for which the terms commence on December 1, 2018 and April 1, 2020, and will be expiring at various dates between March 2025 and June 2028. The Company secured its lease obligation with a $14.7 million letter of credit, which it designated as restricted cash on its balance sheet as of December 31, 2018. The Company intends for this location to become its headquarters at some time in 2019. The total lease payments range from $0.8 million per month to $2.2 million per month. The Sub-lease contains a bargain purchase option for the Company to acquire the existing furniture in the leased space for $1 at the end of the lease term. This option was treated as a capital lease under ASC 840—"Leases" and as of December 31, 2018, $2.5 million was recorded as assets under capital lease within the property, plant and equipment balance in the accompanying

TWILIO INC.

Notes to Consolidated Financial Statements (Continued)

11. Commitments and Contingencies (Continued)

consolidated balance sheet. The corresponding capital lease obligation was recorded as current and long-term liabilities.

        In January 2016, the Company entered into a lease agreement ("Lease"), as subsequently amended, for approximately 90,000 square feet of new office space at 375 Beale Street in San Francisco, California, that houses its principal executive office. The term of the Lease is approximately 96 months following the commencement in October 2016, and the lease payments range from $0.4 million per month in the first 60 months to $0.5 million per month thereafter. The Lease included a tenant improvement allowance to cover construction of certain leasehold improvements for up to $8.3 million. All applicable amounts were collected from the landlord as of December 31, 2017. Based on the terms of the landlord incentive and involvement of the Company in the construction process, the leasehold improvements were determined to be property of the Company. The Company initially secured its lease obligation with a $7.4 million letter of credit, which was designated as restricted cash on its balance sheet as of December 31, 2016. This amount is periodically reduced as stipulated in the lease agreement.

        Rent expense was $10.3 million, $8.1 million and $7.3 million for the years ended December 31, 2018, 2017 and 2016, respectively.

        Future minimum lease payments under non-cancelable operating leases were as follows (in thousands):

Year Ending December 31:	As of December 31, 2018
2019	$24,128
2020	29,527
2021	30,898
2022	30,492
2023	30,122
Thereafter	81,316

Total minimum lease payments	$226,483

        Future minimum lease payments under the capital lease were as follows (in thousands):

Year Ending December 31:	As of December 31, 2018
2019	$306
2020	512
2021	573
2022	590
2023	608
Thereafter	1,939

Total minimum lease payments	$4,528

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

Year Ending December 31:	As of December 31, 2018
2019	$37,623
2020	2,337
2021	1,023
2022	2,000
2023	5,000

Total payments	$47,983

  (b) Legal Matters

        On April 30, 2015 and March 28, 2016, Telesign Corporation ("Telesign") filed lawsuits (which were subsequently consolidated) against the Company in the United States District Court, Central District of California ("Telesign I/II"). Telesign alleges in Telesign I/II that the Company is infringing four U.S. patents that it holds: U.S. Patent No. 7,945,034 ("034"), U.S. Patent No. 8,462,920 ("920"), U.S. Patent No. 8,687,038 ("038") and U.S. Patent No. 9,300,792 ("792"). The consolidated Telesign I/II actions have been transferred to the United States District Court, Northern District. The patent infringement allegations in the lawsuit relate to the Company's two-factor authentication use case, Authy, and an API tool to find information about a phone number. Telesign seeks, among other things, to enjoin us from allegedly infringing the patents, along with damages for lost profits.

        On March 8, 2017, in response to a petition by the Company, the U.S. Patent and Trademark Officer ("PTO") issued an order instituting an inter partes review for the '792 patent. On March 6, 2018, the PTO found all claims challenged by the Company in the inter partes review unpatentable. On October 19, 2018, the district court granted the Company's motion that all asserted claims of the asserted patents are invalid under 35 U.S.C. § 101 and entered judgment in the Company's favor. On November 8, 2018, Telesign appealed the judgment to the United States Court of Appeals for the Federal Circuit where the case is now pending. Based on, among other things, final judgment being entered by the district court in the Company's favor, the Company does not believe a loss is reasonably possible or estimable.

        On December 1, 2016, the Compamy filed a patent infringement lawsuit against Telesign in the United States District Court, Northern District of California ("Telesign III"), alleging indirect infringement of United States Patent No. 8,306,021 ("021"), United States Patent No. 8,837,465 ("465"), United States Patent No. 8,755,376 ("376"), United States Patent No. 8,736,051 ("051"), United States Patent No. 8,737,962 ("962"), United States Patent No. 9,270,833 ("833"), and United States Patent No. 9,226,217 ("217"). Telesign filed a motion to dismiss the complaint on January 25, 2017. In two orders, issued on March 31, 2017 and April 17, 2017, the court granted Telesign's motion to dismiss with respect to the '962, '833, '051 and '217 patents, but denied Telesign's motion to dismiss

TWILIO INC.

Notes to Consolidated Financial Statements (Continued)

11. Commitments and Contingencies (Continued)

as to the '021, '465 and '376 patents. On August 23, 2017, Telesign petitioned the PTO for inter partes review of the '021, '465, and '376 patents. On March 9, 2018, the PTO denied Telesign's petition for inter partes review of the '021 patent and granted Telesign's petitions for inter partes review of the '465 and '376 patents. Telesign III is currently stayed pending resolution of the inter partes reviews of the '465 and '376 patents. The Company is seeking a judgment of infringement, a judgment of willful infringement, monetary and injunctive relief, enhanced damages, and an award of costs and expenses against Telesign.

        On February 18, 2016, a putative class action complaint was filed in the Alameda County Superior Court in California, entitled Angela Flowers v. Twilio Inc. The complaint alleges that the Company's products permit the interception, recording and disclosure of communications at a customer's request and are in violation of the California Invasion of Privacy Act. The complaint seeks injunctive relief as well as monetary damages. On January 2, 2018, the court issued an order granting in part and denying in part the plaintiff's class certification motion. The court certified two classes of individuals who, during specified time periods, allegedly sent or received certain communications involving the accounts of three of the Company's customers that were recorded. Following mediation, on January 7, 2019, the parties signed a long-form settlement agreement, providing for a payment of $10 million into a common fund and injunctive relief involving certain updates to Twilio's Acceptable Use Policy and customer documentation. On January 15, 2019, the court entered an order granting preliminary approval of the settlement, and the parties signed an amended settlement agreement to conform to the court's order. A final approval hearing is scheduled for June 11, 2019. Given insurance coverage, the Company currently estimates its potential liability in the Flowers matter to be $1.7 million and reserved this amount in its consolidated balance sheet as of December 31, 2018, presented elsewhere in this Annual Report on Form 10-K.

        On September 1, 2015, Twilio was named as a defendant in a First Amended Complaint in a putative class action captioned Jeremy Bauman v. David Saxe, et al. pending in the United States District Court, District of Nevada relating to the alleged sending of unsolicited text messages to the plaintiffs and putative class members. The Company filed a motion to dismiss, which was granted, and on September 20, 2016 the plaintiff filed a Second Amended Complaint with additional allegations that the Company violated the Telephone Consumer Protection Act ("TCPA"), and the Nevada Deceptive Trade Practices Act ("NDTPA"), NRS 41.600(2)(e). On January 10, 2019, the court granted Plaintiffs' motion for class certification under the TCPA and denied plaintiff's request to certify a class under the NDTPA. On February 13, 2019, the court issued an order denying the Company's motion to dismiss as to Plaintiffs' TCPA claim and granting dismissal as to Plaintiffs' NDTPA claim. The Company intends to vigorously defend itself against and believes it has meritorious defenses to this lawsuit. It is too early in these matters to reasonably predict the probability of the outcomes or to estimate the range of possible loss, if any.

SendGrid Stockholder Litigation

        On December 5, 2018, purported stockholders of SendGrid filed putative class action complaints in the United States District Court for the District of Delaware, Rosenblatt v. SendGrid, Inc., et al., Case No. 1:18-cv-01931-UNA (the "Rosenblatt Complaint"), and in the United States District Court for the District of Colorado, Chen v. SendGrid, Inc., et al., Case No. 1:18-cv-03131-MEH (the "Chen Complaint"), against SendGrid, the individual members of the SendGrid board of directors (the "Individual Defendants"), Twilio and Topaz Merger Subsidiary, Inc. Thereafter, on December 19, 2018

TWILIO INC.

Notes to Consolidated Financial Statements (Continued)

11. Commitments and Contingencies (Continued)

and January 3, 2019, purported stockholders of SendGrid filed putative class action complaints against SendGrid and the Individual Defendants in the United States District Court for the District of Colorado, respectively, Bushansky v. SendGrid, Inc., et al., 1:18-cv-03260-SKC (the "Bushansky Complaint"), and Conner v. SendGrid, Inc., et al., 1:19-cv-00016-PAB-SKC (the "Conner Complaint"). As of February 11, 2019, all four complaints have been voluntarily dismissed.

        Among other things, the Rosenblatt Complaint alleges that SendGrid and the Individual Defendants misrepresented and/or omitted material information in a registration statement on Form S-4, rendering it false and misleading and in violation of the Exchange Act and related regulations. In addition, the Rosenblatt Complaint alleges that the Individual Defendants and Twilio acted as controlling persons within the meaning and in violation of Section 20(a) of the Exchange Act to influence and control the dissemination of the allegedly defective registration statement on Form S-4. The Rosenblatt Complaint seeks, among other things, rescission of the merger or rescissory damages, an order directing the SendGrid board of directors to file a registration statement on Form S-4 that does not contain any untrue statements of material fact and states all material facts, a declaration that the defendants violated Sections 14(a) and/or 20(a) of the Exchange Act and Rule 14a-9 promulgated thereunder and an award of plaintiff costs, including reasonable attorneys' and experts' fees. On February 11, 2019, the Rosenblatt Complaint was voluntarily dismissed.

        Among other things, the Chen Complaint alleges that the defendants misrepresented and/or omitted material information in a registration statement on Form S-4, rendering it false and misleading and in violation of the Exchange Act and related regulations. In addition, the Chen Complaint alleges that the Individual Defendants acted as controlling persons within the meaning and in violation of Section 20(a) of the Exchange Act to influence and control the dissemination of the allegedly defective Form S-4. The Chen Complaint also alleges that the Individual Defendants breached their fiduciary duties to SendGrid stockholders, and that the other defendants aided and abetted such breaches, by seeking to sell SendGrid through an allegedly unfair process and for an unfair price and on unfair terms, and by failing to disclose all material information. The Chen Complaint seeks, among other things, rescission of the merger or rescissory damages, an order directing the SendGrid board of directors to commence a new sale process, a declaration that the merger agreement was agreed to in breach of the Individual Defendants' fiduciary duties and is therefore unlawful and unenforceable, an order directing the defendants to account to the putative class for damages allegedly sustained, and an award of plaintiff costs, including reasonable attorneys' and experts' fees. On February 4, 2019, the Chen Complaint was voluntarily dismissed.

        Among other things, the Bushansky and Conner Complaints allege that SendGrid and the Individual Defendants misrepresented and/or omitted material information in a Schedule 14A Definitive Proxy Statement, rendering it false and misleading and in violation of the Exchange Act and related regulations. In addition, the Bushansky and Conner Complaints allege that the Individual Defendants acted as controlling persons within the meaning and in violation of Section 20(a) of the Exchange Act to influence and control the dissemination of the allegedly defective Schedule 14A Definitive Proxy Statement. The Bushansky and Conner Complaints seek, among other things, rescission of the merger or rescissory damages, and an award of plaintiff costs, including reasonable attorneys' and experts' fees. On February 4, 2019, the Bushansky Complaint was voluntarily dismissed. On February 11, 2019, the Conner Complaint was voluntarily dismissed.

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

        As of December 31, 2018 and 2017, no amounts were accrued.

  (d) Other Taxes

        The Company conducts operations in many tax jurisdictions throughout the United States. In many of these jurisdictions, non-income-based taxes, such as sales and use and telecommunications taxes are assessed on the Company's operations. Prior to March 2017, the Company had not billed nor collected these taxes from its customers and, in accordance with U.S. GAAP, recorded a provision for its tax exposure in these jurisdictions when it was both probable that a liability had been incurred and the amount of the exposure could be reasonably estimated. These estimates included several key assumptions including, but not limited to, the taxability of the Company's services, the jurisdictions in which its management believes it has nexus, and the sourcing of revenues to those jurisdictions. Starting in March 2017, the Company began collecting these taxes from customers in certain jurisdictions, and since then, has expanded the number of jurisdictions where these taxes are being collected. Effective January 2018, the Company began to collect taxes in one additional jurisdiction and accordingly, from January 2018, the Company is not recording an additional provision for its exposure for new activities in that jurisdiction. The Company expects to continue to expand the number of jurisdictions where

TWILIO INC.

Notes to Consolidated Financial Statements (Continued)

11. Commitments and Contingencies (Continued)

these taxes will be collected in the future. Simultaneously, the Company was and continues to be in discussions with certain states regarding its prior state sales and other taxes, if any, that the Company may owe.

        During 2017, the Company revised its estimates of its tax exposure based on settlements reached with various states indicating that certain revisions to the key assumptions including, but not limited to, the sourcing of revenue and the taxability of the Company's services were appropriate in the current period. In the year ended December 31, 2017, the total impact of these changes on the net loss attributable to common stockholders was a reduction of $13.4 million. As of December 31, 2018 and 2017, the liability recorded for these taxes was $22.6 million and $20.9 million, respectively.

        In the event other jurisdictions challenge management's assumptions and analysis, the actual exposure could differ materially from the current estimates.

12. Stockholders' Equity

  (a) Preferred Stock

        As of December 31, 2018 and 2017, the Company had authorized 100,000,000 shares of preferred stock, par value $0.001, of which no shares were issued and outstanding.

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

        As of December 31, 2018 and 2017, the Company had authorized 1,000,000,000 shares of Class A common stock and 100,000,000 shares of Class B common stock, each par value $0.001 per share. As of December 31, 2018, 80,769,763 shares of Class A common stock and 19,310,465 shares of Class B common stock were issued and outstanding. As of December 31, 2017, 69,906,550 shares of Class A common stock and 24,063,246 shares of Class B common stock were issued and outstanding. Holders of Class A and Class B common stock are entitled to one vote per share and 10 votes per share,

TWILIO INC.

Notes to Consolidated Financial Statements (Continued)

12. Stockholders' Equity (Continued)

respectively, and the shares of Class A common stock and Class B common stock are identical, except for voting and conversion rights. The outstanding Class B common stock as of the year ended December 31, 2017 included 180,000 shares related to the Authy acquisition which was released from escrow during 2018.

        The Company had reserved shares of common stock for issuance as follows:

	As of December 31, 2018	As of December 31, 2017
Stock options issued and outstanding	7,978,369	10,710,427
Nonvested restricted stock units issued and outstanding	8,262,902	5,665,459
Class A common stock reserved for Twilio.org	572,676	635,014
Stock-based awards available for grant under 2016 Plan	9,313,354	10,200,189
Stock-based awards available for grant under 2016 ESPP	3,092,779	2,478,343
Class A common stock reserved for the convertible senior notes	10,472,165	—

Total	39,692,245	29,689,432

  (c) Twilio.org

        In September 2015, the Company's board of directors approved the establishment of Twilio.org and committed 1% of the Company's outstanding capital stock to fund Twilio.org's activities. Through Twilio.org, which is a part of the Company and not a separate legal entity, the Company donates and discounts its products to nonprofits, who use the Company's products to engage their audience, expand their reach and focus on making a meaningful change in the world. In the years ended December 31, 2018 and 2017, Twilio.org donated $7.1 million and $1.2 million to the qualified recipients consistent with its philanthropic mission. As of December 31, 2018, the Company had 572,676 shares reserved for Twilio.org activities.

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

TWILIO INC.

Notes to Consolidated Financial Statements (Continued)

13. Stock-Based Compensation (Continued)

  2016 Stock Option Plan

        The Company's 2016 Stock Option and Incentive Plan (the "2016 Plan") became effective on June 21, 2016. The 2016 Plan provides for the grant of ISOs, NSOs, restricted stock, RSUs, stock appreciation rights, unrestricted stock awards, performance share awards, dividend equivalent rights and cash-based awards to employees, directors and consultants of the Company. A total of 11,500,000 shares of the Company's Class A common stock were initially reserved for issuance under the 2016 Plan. These available shares automatically increase each January 1, beginning on January 1, 2017, by 5% of the number of shares of the Company's Class A and Class B common stock outstanding on the immediately preceding December 31, or such lesser number of shares as determined by the Company's compensation committee. On January 1, 2018 and 2017, the shares available for grant under the 2016 Plan were automatically increased by 4,698,490 shares and 4,362,427 shares, respectively.

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

  2016 Employee Stock Purchase Plan

        The Company's Employee Stock Purchase Plan ("2016 ESPP") became effective on June 21, 2016. A total of 2,400,000 shares of the Company's Class A common stock were initially reserved for issuance under the 2016 ESPP. These available shares will automatically increase each January 1, beginning on January 1, 2017, by the lesser of 1,800,000 shares of the common stock, 1% of the number of shares of the Company's Class A and Class B common stock outstanding on the immediately preceding December 31 or such lesser number of shares as determined by the Company's compensation committee. On January 1, 2018 and 2017, the shares available for grant under the 2016 Plan were automatically increased by 939,698 and 872,485 shares, respectively.

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

        In the years ended December 31, 2018 and 2017, 325,262 shares and 794,142 shares of Class A common stock were purchased under the 2016 ESPP and 113,312 shares are expected to be purchased in the second quarter of 2019. As of December 31, 2018, total unrecognized compensation cost related to the 2016 ESPP was $2.2 million, which will be amortized over a weighted-average period of 0.4 years.

TWILIO INC.

Notes to Consolidated Financial Statements (Continued)

13. Stock-Based Compensation (Continued)

        Stock options activity under the 2008 Plan and 2016 Plan was as follows:

  Stock Options

	Number of options outstanding	Weighted- average exercise price (per share)	Weighted- average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Outstanding options as of December 31, 2017	10,155,427	$10.31	7.12	$145,763
Granted	1,330,118	39.77
Exercised	(3,628,032)	8.20
Forfeited and cancelled	(434,144)	19.70

Outstanding options as of December 31, 2018	7,423,369	$16.07	6.80	$543,640

Options vested and exercisable as of December 31, 2018	4,529,504	$9.38	5.96	$362,017

        Aggregate intrinsic value represents the difference between the Company's estimated fair value of its common stock and the exercise price of outstanding "in-the-money" options. Prior to the IPO, the fair value of the Company's common stock was estimated by the Company's board of directors. After the IPO, the fair value of the Company's common stock is the Company's Class A common stock price as reported on the New York Stock Exchange. The aggregate intrinsic value of stock options exercised was $178.5 million, $132.0 million and $54.4 million during the years ended December 31, 2018, 2017 and 2016, respectively.

        The total estimated grant date fair value of options vested was $21.8 million, $15.8 million and $15.3 million during the years ended December 31, 2018, 2017 and 2016, respectively. The weighted-average grant-date fair value of options granted was $18.40, $13.33 and $5.52 during the years ended December 31, 2018, 2017 and 2016, respectively.

        On February 28, 2017, the Company granted a total of 555,000 shares of performance-based stock options in three distinct awards to an employee with grant date fair values of $13.48, $10.26 and $8.41 per share for a total grant value of $5.9 million. The first half of each award vests upon satisfaction of a performance condition and the remainder vests thereafter in equal monthly installments over a 24-month period. The achievement window expires after 4.3 years from the date of grant and the stock options expire seven years after the date of grant. The stock options are amortized over a derived service period, as adjusted, of 3.1 years, 3.9 years and 4.6 years, respectively. The stock options value

TWILIO INC.

Notes to Consolidated Financial Statements (Continued)

13. Stock-Based Compensation (Continued)

and the derived service period were estimated using the Monte-Carlo simulation model. The following table summarizes the details of the performance options:

	Number of options outstanding	Weighted- average exercise price (per share)	Weighted- average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Outstanding options as of December 31, 2017	555,000	$31.72	6.0	$—
Granted	—	—
Exercised	—	—
Forfeited and cancelled	—	—

Outstanding options as of December 31, 2018	555,000	$31.72	6.0	$—

Options vested and exercisable as of December 31, 2018	185,000	$31.72	5.16	$10,652

        As of December 31, 2018, total unrecognized compensation cost related to nonvested stock options was $35.4 million, which will be amortized on a ratable basis over a weighted-average period of 2.02 years.

  Restricted Stock Units

	Number of options outstanding	Weighted- average grant date fair value (per share)	Aggregate intrinsic value (in thousands)
Nonvested RSUs as of December 31, 2017	5,665,459	$29.29	$133,648
Granted	5,556,817	49.70
Vested	(2,142,776)	29.50
Forfeited and cancelled	(816,598)	31.96

Nonvested RSUs as of December 31, 2018	8,262,902	$42.70	$729,373

        Prior to the completion of the Company's IPO, the Company granted RSUs ("Pre-IPO RSUs") under its 2008 Plan to its employees that vested upon the satisfaction of both a time-based service condition and a liquidity condition. The time-based service condition for the majority of these awards will be satisfied over a period of four years. The liquidity condition was satisfied upon occurrence of the Company's IPO in June 2016. RSUs granted on or after the completion of the Company's IPO ("Post-IPO RSUs") are granted under the 2016 Plan and are subject to a time-based vesting condition only. The compensation expense related to these grants is based on the grant date fair value of the RSUs and is recognized on a straight-line basis over the applicable service period. The Post-IPO RSUs are generally earned over a service period of four years.

        As of December 31, 2018, total unrecognized compensation cost related to nonvested RSUs was $325.3 million, which will be amortized over a weighted-average period of 3.03 years.

TWILIO INC.

Notes to Consolidated Financial Statements (Continued)

13. Stock-Based Compensation (Continued)

  Valuation Assumptions

        The fair value of employee stock options was estimated on the date of grant using the following assumptions in the Black-Scholes option pricing model:

	Year Ended December 31,
	2018	2017	2016
Employee Stock Options
Fair value of common stock	$33.01 - $76.63	$23.60 - $31.96	$10.09 - $15.00
Expected term (in years)	1 - 6.08	6.08	6.08
Expected volatility	38.6% - 44.2%	44.3% - 47.6%	51.4% - 53.0%
Risk-free interest rate	2.9% - 3.0%	1.9% - 2.3%	1.3% - 1.5%
Dividend rate	0%	0%	0%
Employee Stock Purchase Plan
Expected term (in years)	0.5	0.5	0.90
Expected volatility	39.8% - 47.5%	33.2% - 33.9%	52%
Risk-free interest rate	2.1% - 2.5%	1.1% - 1.4%	0.6%
Dividend rate	0%	0%	0%

        The following assumptions were used in the Monte Carlo simulation model to estimate the fair value and the derived service period of the performance options:

Asset volatility	40%
Equity volatility	45%
Discount rate	14%
Stock price at grant date	$31.72

  Stock-Based Compensation Expense

        The Company recorded the total stock-based compensation expense as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
Cost of revenue	$1,126	$650	$291
Research and development	42,277	22,808	12,946
Sales and marketing	23,616	9,822	4,972
General and administrative	26,254	16,339	6,016

Total	$93,273	$49,619	$24,225

TWILIO INC.

Notes to Consolidated Financial Statements (Continued)

14. Net Loss Per Share Attributable to Common Stockholders

        The following table sets forth the calculation of basic and diluted net loss per share attributable to common stockholders during the periods presented (in thousands, except per share data):

	Year Ended December 31,
	2018	2017	2016
Net loss attributable to common stockholders	$(121,949)	$(63,708)	$(41,324)

Weighted-average shares used to compute net loss per share attributable to common stockholders, basic and diluted	97,130,339	91,224,607	53,116,675

Net loss per share attributable to common stockholders, basic and diluted	$(1.26)	$(0.70)	$(0.78)

        The following outstanding shares of common stock equivalents were excluded from the calculation of the diluted net loss per share attributable to common stockholders because their effect would have been anti-dilutive:

	Year Ended December 31,
	2018	2017	2016
Stock options issued and outstanding	7,978,369	10,710,427	14,649,276
Nonvested restricted stock units issued and outstanding	8,262,902	5,665,459	2,034,217
Class A common stock reserved for Twilio.org	572,676	635,014	680,397
Class A common stock committed under 2016 ESPP	113,312	235,372	597,038
Conversion spread*	233	—	—
Unvested shares subject to repurchase	1,250	5,214	49,580

Total	16,829,742	17,251,486	18,010,508

*
Since the Company expects to settle the principal amount of its outstanding convertible senior notes in cash and any excess in shares of the Company's Class A common stock, the Company uses the treasury stock method for calculating any potential dilutive effect of the conversion spread on diluted net income per share, if applicable. The conversion spread will have a dilutive impact on diluted net income per share of Class A common stock when the average market price of the Company's Class A common stock for a given period exceeds the conversion price of $70.90 per share for the Notes. The conversion spread is calculated using the average market price of Class A common stock during the period, consistent with the treasury stock method.

TWILIO INC.

Notes to Consolidated Financial Statements (Continued)

15. Income Taxes

        The following table presents domestic and foreign components of loss before income taxes for the periods presented (in thousands):

	Year Ended December 31,
	2018	2017	2016
United States	$(96,448)	$(46,737)	$(14,002)
International	(24,710)	(16,266)	(26,996)

Loss before provision for income taxes	$(121,158)	$(63,003)	$(40,998)

        Provision for income taxes consists of the following (in thousands):

	Year Ended December 31,
	2018	2017	2016
Current:
Federal	$—	$99	$—
State	139	78	83
Foreign	881	823	214

Total	1,020	1,000	297
Deferred:
Federal	29	28	2
State	19	10	—
Foreign	(277)	(333)	27

Total	(229)	(295)	29

Provision for income taxes	$791	$705	$326

        The following table presents a reconciliation of the statutory federal tax rate and the Company's effective tax rate for the years ended December 31, 2018, 2017 and 2016:

	Year Ended December 31,
	2018	2017	2016
Tax benefit at federal statutory rate	21%	34%	34%
State tax, net of federal benefit	15	10	11
Stock-based compensation	31	47	23
Credits	8	8	2
Foreign rate differential	(4)	(8)	(23)
Reserve for uncertain tax positions	—	—	(12)
Change in valuation allowance	(68)	(46)	(34)
Change in federal statutory rate	—	(45)	—
Other	(3)	(1)	(2)

Effective tax rate	0%	(1)%	(1)%

TWILIO INC.

Notes to Consolidated Financial Statements (Continued)

15. Income Taxes (Continued)

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The following table presents the significant components of the Company's deferred tax assets and liabilities (in thousands):

	As of December 31,
	2018	2017	2016
Deferred tax assets:
Net operating loss carryforwards	$116,190	$56,138	$31,090
Accrued and prepaid expenses	11,594	9,140	16,698
Stock-based compensation	11,147	7,131	5,368
Research and development credits	32,206	16,212	7,807
Charitable contributions	3,100	1,233	1,458
Capped call	13,175	—	—
Debt issuance cost	638	—	—
Other	194	472	—

Gross deferred tax assets	188,244	90,326	62,421
Valuation allowance	(147,354)	(78,900)	(49,601)

Net deferred tax assets	40,890	11,426	12,820
Deferred tax liabilities:
Capitalized software	(10,686)	(7,664)	(7,086)
Prepaid expenses	(838)	(1,015)	(452)
Acquired intangibles	(2,997)	(2,101)	(152)
Property and equipment	(1,990)	(2,380)	(4,931)
Convertible debt	(27,164)	—	—
Deferred commissions	(2,396)	(718)	(201)

Net deferred tax asset (liability)	$(5,181)	$(2,452)	$(2)

        As of December 31, 2018, the Company had approximately $452.7 million in federal net operating loss carryforwards and $26.7 million in federal tax credits. If not utilized, the federal net operating loss and tax credit carryforwards will expire at various dates beginning in 2029.

        As of December 31, 2018, the Company had approximately $347.1 million in state net operating loss carryforwards and $19.9 million in state tax credits. If not utilized, the state net operating loss carryforwards will expire at various dates beginning in 2026 The California state tax credits can be carried forward indefinitely.

        As of December 31, 2018, the Company had foreign net operating loss carryovers of $8.1 million. The foreign net operating loss carryovers can be carried forward indefinitely.

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

TWILIO INC.

Notes to Consolidated Financial Statements (Continued)

15. Income Taxes (Continued)

be subject to an annual limitation, resulting in a potential reduction in the gross deferred tax assets before considering the valuation allowance.

        The Company's accounting for deferred taxes involves the evaluation of a number of factors concerning the realizability of its net deferred tax assets. The Company primarily considered such factors as its history of operating losses, the nature of the Company's deferred tax assets, and the timing, likelihood and amount, if any, of future taxable income during the periods in which those temporary differences and carryforwards become deductible. At present, the Company does not believe that it is more likely than not that the net deferred tax assets will be realized, accordingly, a full valuation allowance has been established. The valuation allowance increased by approximately $68.5 million and $29.3 million during the years ended December 31, 2018 and 2017, respectively.

        A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
Unrecognized tax benefit, beginning of year	$9,445	$12,275	$1,679
Gross increases for tax positions of prior years	1,233	493	1,996
Gross decrease for tax positions of prior years	(4)	(6,331)	—
Gross increases for tax positions of current years	4,961	3,008	8,600

Unrecognized tax benefit, end of year	$15,635	$9,445	$12,275

        As of December 31, 2018, the Company had approximately $15.6 million of unrecognized tax benefits. If the $15.6 million is recognized, $0.9 million would affect the effective tax rate. The remaining amount would be offset by the reversal of related deferred tax assets which are subject to a full valuation allowance.

        The Company recognizes interest and penalties, if any, related to uncertain tax positions in its income tax provision. As of December 31, 2018, the Company has accumulated $0.1 million in both interest and penalties related to uncertain tax positions.

        The Company does not anticipate any significant changes within 12 months of December 31, 2018, in its uncertain tax positions that would be material to the consolidated financial statements taken as a whole because nearly all of the unrecognized tax benefit has been offset by a deferred tax asset, which has been reduced by a valuation allowance.

        The Company files U.S. federal income tax returns as well as income tax returns in many U.S. states and foreign jurisdictions. As of December 31, 2018, the tax years 2008 through the current period remain open to examination by the major jurisdictions in which the Company is subject to tax. Fiscal years outside the normal statute of limitation remain open to audit by tax authorities due to tax attributes generated in those early years, which have been carried forward and may be audited in subsequent years when utilized. The Company is not currently subject to U.S. federal, state and local, or non-U.S. income tax examinations by any tax authorities.

        On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (Tax Act). The Tax Act reduces the U.S. statutory corporate tax rate to 21%, effective January 1, 2018. Consequently, we recorded a decrease to the Company's

TWILIO INC.

Notes to Consolidated Financial Statements (Continued)

15. Income Taxes (Continued)

federal deferred tax assets of $28.0 million, which was fully offset by a reduction in the Company's valuation allowance for the year ended December 31, 2017. The other provisions of the Tax Act, including the one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings, did not have a material impact on the Company's financial statements as of December 31, 2018.

        In December 2017, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (SAB 118), which allowed companies to record provisional amounts .during a measurement period not to extend beyond one year of the enactment date. The Company's accounting for the Tax Act is complete and we did not have any signification adjustments to provisional amounts recorded as of December 31, 2017.

        The Tax Act creates a new requirement that certain income (i.e., GILTI) earned by controlled foreign corporations (CFCs) must be included currently in the gross income of the CFCs' U.S. shareholder. Under U.S. GAAP, the Company is allowed to make an accounting policy choice of either (1) treating taxes due on future U.S. inclusions in taxable income related to GILTI as a current-period expense when incurred (the "period cost method") or (2) factoring such amounts into the measurement of its deferred taxes (the "deferred method"). The Company selected the period cost method.

16. Subsequent Events

        On February 1, 2019, the Company acquired all outstanding shares of capital stock of SendGrid, the leading email API platform, by issuing 23.4 million shares of its Class A common stock for a total value of $2.6 billion. Pursuant to the Agreement and Plan of Merger and Reorganization, as amended, each outstanding share of SendGrid common stock was converted into 0.485 of a share of the Company's Class A common stock.

        Pursuant to the acquisition method of accounting, the purchase price that was paid for SendGrid will be allocated to the underlying SendGrid tangible and intangible assets acquired and liabilities assumed based on their respective fair market values with any excess purchase price allocated to goodwill. The acquisition method of accounting is dependent upon certain valuations and other studies that have not yet been completed.

        During the year ended December 31, 2018, the Company incurred $3.6 million in expenses related to this transaction.

***********

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

  (a) Evaluation of Disclosure Controls and Procedures

        Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Annual Report on Form 10-K.

        Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2018, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

  (b) Management's Annual Report on Internal Control Over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting is a process designed under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, to provide reasonable assurance regarding the reliability of financing reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

        Under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer and oversight of the board of directors, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2018, based on the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2018.

        The effectiveness of our internal control over financial reporting as of December 31, 2018 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included in Part II, Item 8, "Financial Statements and Supplementary Data", of this Annual Report on Form 10-K.

  Remediation of Material Weakness Disclosed in Fiscal Year 2017 Annual Report on Form 10-K

        As previously disclosed in Item 9A of Part II of our Annual Report on Form 10-K and for the year ended December 31, 2017, our management determined that our internal control over financial reporting was not effective as of December 31, 2017 due to a material weakness in controls related to the accounting for capitalized software whereas we did not obtain or generate sufficient relevant quality information to support the design and functioning of control activities over the accounting for capitalized software development costs. Specifically, our process level control over internal use software development costs did not effectively track and categorize software development costs incurred during the application development stage to quantify amounts that should be capitalized as a long-lived asset, rather than expensed as research and development expenses. Additionally, the review control of the capitalized software development costs was not operating at a sufficient level of precision to identify potential material misstatements.

        To remediate the material weakness in our internal control over financial reporting described in Item 9A of Part II of our Annual Report on Form 10-K for the year ended December 31, 2017, we:

  •
  Designed and implemented an enhanced internal process and process level controls to effectively capture, track and categorize relevant data related to capitalizable software development costs incurred during the application development stage;

  •
  Enhanced management review controls over capitalized software development costs with increased precision to identify potential material misstatements; and

  •
  Documented guidelines and provided trainings to personnel that are accountable for internal control over the capitalizable software development costs.

        Management has determined that the remediation actions discussed above were effectively designed and demonstrated to be operating effectively for a sufficient period of time to enable us to conclude that the material weakness regarding internal control activities have been remediated as of December 31, 2018.

  (c) Changes in Internal Control

        Other than the action described under "Remediation of Material Weakness Disclosed in Fiscal Year 2017 Annual Report on Form 10-K" for the additional internal control implemented to remediate the material weakness described above, there were no other changes in our internal control over financial reporting in connection with the evaluation required by Rules 13a-15 (d) and 15d-15 (d) of the Exchange Act that occurred during the quarter ended December 31, 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Part III

Item 10.    Directors, Executive Officers and Corporate Governance

        The information required by this item is incorporated by reference to our Proxy Statement relating to our 2019 Annual Meeting of Stockholders. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2018.

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

Item 11.    Executive Compensation

        The information required by this item is incorporated by reference to our Proxy Statement relating to our 2019 Annual Meeting of Stockholders. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2018.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information required by this item is incorporated by reference to our Proxy Statement relating to our 2019 Annual Meeting of Stockholders. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2018.

Item 13.    Certain Relationships and Related Transactions and Director Independence

        The information required by this item is incorporated by reference to our Proxy Statement relating to our 2019 Annual Meeting of Stockholders. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2018.

Item 14.    Principal Accountant Fees and Services

        The information required by this item is incorporated by reference to our Proxy Statement relating to our 2019 Annual Meeting of Stockholders. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2018.

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

 EXHIBIT INDEX

			Incorporated by Reference
Exhibit Number
		Description	Form	File No.	Exhibit	Filing Date
2.1	+	Agreement and Plan of Merger and Reorganization, dated October 15, 2018, by and among Twilio Inc., a Delaware corporation, SendGrid, Inc., a Delaware corporation, and Topaz Merger Subsidiary, Inc., a Delaware corporation	8-K	011-37806	2.1	October 16, 2018
2.2
		First Amendment to Agreement and Plan of Merger and Reorganization, dated December 13, 2018, by and among Twilio Inc., a Delaware corporation, SendGrid, Inc., a Delaware corporation, and Topaz Merger Subsidiary, Inc., a Delaware corporation				Filed herewith
3.1		Amended and Restated Certificate of Incorporation of Twilio Inc.	S-1A	333-211634	3.1	June 13, 2016
3.2		Amended and Restated Bylaws of Twilio Inc.	S-1A	333-211634	3.3	June 13, 2016
4.1		Form of Class A common stock certificate of Twilio Inc.	S-1	333-211634	4.1	May 26, 2016
4.2		Amended and Restated Investors' Rights Agreement, dated April 24, 2015, between Twilio Inc. and certain of its stockholders	S-1	333-211634	4.2	May 26, 2016
4.3		Indenture, dated as of May 17, 2018, between Twilio Inc. and Wilmington Trust, National Association, as trustee	8-K	001-37806	4.1	May 18, 2018
4.4		Form of 0.25% Convertible Senior Notes due 2023 (included in Exhibit 4.3)	8-K	001-37806	4.2	May 18, 2018
10.1	*	Form of Indemnification Agreement	S-1A	333-211634	10.1	June 13, 2016
10.2	*	Twilio Inc. 2008 Stock Option Plan, as amended and restated, and forms of Stock Options Agreement and form of Stock Option Grant Notice	S-1	333-211634	10.2	May 26, 2016
10.3	*	Twilio Inc 2016 Stock Option and Incentive Plan, and forms of Agreements thereunder	S-1	333-211634	10.3	May 26, 2016
10.4		Office Lease, dated January 8, 2016, as amended January 8, 2016, between Twilio Inc. and Bay Area Headquarters Authority	S-1	333-211634	10.6	May 26, 2016

			Incorporated by Reference
Exhibit Number
		Description	Form	File No.	Exhibit	Filing Date
10.5		Sublease, dated as of August 30, 2018, by and between Salesforce.com, Inc. and Twilio Inc.	10-Q	001-37806	10.1	November 8, 2018
10.6		Consent to Sublease Agreement, dated as of September 25, 2018, by and among Hudson Rincon Center, LLC, Salesforce.com Inc. and Twilio Inc.	10-Q	001-37806	10.2	November 8, 2018
10.7	*	Twilio Inc. 2016 Employee Stock Purchase Plan	S-1	333-211634	10.8	May 26, 2016
10.8	*	Offer letter with George Hu, dated February 28, 2017	8-K	001-37806	10.1	March 3, 2017
10.9	*	Offer letter with Khozema Shipchandler, dated August 20, 2018	8-K	001-37806	10.1	October 25, 2018
10.10	*	Chief Executive Officer Severance Plan dated March 28, 2018 and form of participation letter	10-Q	001-37806	10.1	May 10, 2018
10.11	*	Key Executive Severance Plan, dated March 28, 2018 and form of participation letter	10-Q	001-37806	10.2	May 10, 2018
10.12		Form of Capped Call Confirmation	8-K	001-37806	10.1	May 18, 2018
10.13		Form of Voting Agreement, dated October 15, 2018, by and between SendGrid, Inc. and certain holders of Class A Common Stock and Class B Common Stock of Twilio Inc.	8-K	001-37806	10.1	October 16, 2018
10.14		Form of Voting Agreement, dated October 15, 2018, by and between SendGrid, Inc. and certain holders of Class A Common Stock of Twilio Inc.	8-K	001-37806	10.2	October 16, 2018
10.15		Form of Voting Agreement, dated October 15, 2018, by and between Twilio Inc. and certain directors and officers of SendGrid, Inc.	8-K	001-37806	10.3	October 16, 2018
10.16		Form of Voting Agreement, dated October 15, 2018, by and between Twilio Inc. and a stockholder of SendGrid, Inc. and its affiliated entities.	8-K	001-37806	10.4	October 16, 2018
21.1		List of subsidiaries of the Registrant				Filed herewith
23.1		Consent of KPMG, LLP, Independent Registered Public Accounting Firm				Filed herewith

Incorporated by Reference
Exhibit Number
		Description	Form	File No.	Exhibit	Filing Date
31.1		Certification of the Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				Filed herewith
31.2		Certification of the Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				Filed herewith
32.1	**	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				Furnished herewith
101.INS		XBRL Instance Document.				Filed herewith
101.SCH		XBRL Taxonomy Extension Schema Document.				Filed herewith
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document.				Filed herewith
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document.				Filed herewith
101.LAB		XBRL Taxonomy Extension Label Linkbase Document.				Filed herewith
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document.				Filed herewith

+
Schedules and other similar attachments have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The registrant hereby undertakes to furnish supplementally copies of any of the omitted schedules and other similar attachments upon request by the Securities and Exchange Commission.

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

Twilio Inc.

Date: February 28, 2019	/s/ JEFFREY LAWSON Jeffrey Lawson Director and Chief Executive Officer (Principal Executive Officer)
Date: February 28, 2019	/s/ KHOZEMA SHIPCHANDLER Khozema Shipchandler Chief Financial Officer (Principal Accounting and Financial Officer)
Date: February 28, 2019	/s/ RICHARD DALZELL Richard Dalzell Director
Date: February 28, 2019	/s/ BYRON DEETER Byron Deeter Director
Date: February 28, 2019	/s/ ELENA DONIO Elena Donio Director
Date: February 28, 2019	/s/ DONNA L. DUBINSKY Donna L. Dubinsky Director
Date: February 28, 2019	/s/ ERIKA ROTTENBERG Erika Rottenberg Director
Date: February 28, 2019	/s/ JEFF EPSTEIN Jeff Epstein Director