Form 10-Q
period 2019-03-31
TWILIO INC
filed 2019-05-09
CIK 1447669

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________
FORM 10-Q
_____________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934
For the quarterly period ended March 31, 2019

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 001-37806
Twilio Inc.
(Exact name of registrant as specified in its charter)
_____________________________________________

Delaware	26-2574840
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
375 Beale Street, Suite 300
San Francisco, California 94105
(Address of principal executive offices) (Zip Code)
(415) 390-2337
(Registrant’s telephone number, including area code)
_____________________________________________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

Securities registered pursuant to Section 12(b) of the act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, par value $0.001 per share	TWLO	The New York Stock Exchange

As of April 30, 2019, 110,265,143 shares of the registrant’s Class A common stock and 16,001,547 shares of registrant’s Class B common stock were outstanding.

TWILIO INC.
Quarterly Report on Form 10-Q
For the Three Months Ended March 31, 2019

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
•the impact and expected results from changes in our relationship with our larger customers;
•the sufficiency of our cash and cash equivalents to meet our liquidity needs;
•anticipated technology trends, such as the use of and demand for cloud communications;
•our ability to continue to build and maintain credibility with the global software developer community;
•our ability to attract and retain customers to use our products;
•our ability to attract and retain enterprises and international organizations as customers for our products;
•our ability to form and expand partnerships with technology partners and consulting partners;
•the evolution of technology affecting our products and markets;
•our ability to introduce new products and enhance existing products;
•our ability to optimize our network service provider coverage and connectivity;

•	our ability to manage changes in network service provider fees that we pay in connection with the delivery of communications on our platform;

•	our ability to work closely with email inbox service providers to maintain deliverability rates;
•our ability to pass on our savings associated with our platform optimization efforts to our customers;
•our ability to successfully enter into new markets and manage our international expansion;

•	the attraction and retention of qualified employees and key personnel;

•	our ability to effectively manage our growth and future expenses and maintain our corporate culture;

•	our anticipated investments in sales and marketing and research and development;

•	our ability to maintain, protect and enhance our intellectual property;

•	our ability to successfully defend litigation brought against us;

•	our ability to service the interest on our convertible notes and repay such notes, to the extent required;

•	our customers' and other platform users' violation of our policies or other misuse of our platform;

•
our ability to comply with modified or new industry standards, laws and regulations applying to our business, including the General Data Protection Regulation (“GDPR”), the California Consumer Privacy Act of 2018 and

other privacy regulations that may be implemented in the future, and increased costs associated with such compliance; and

•	our ability to successfully integrate and realize the benefits of our past or future strategic acquisitions or investments, including our acquisition of SendGrid, Inc. (“SendGrid”).
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

PART I — FINANCIAL INFORMATION
 Item 1. Financial Statements
TWILIO INC.
Condensed Consolidated Balance Sheets
(In thousands)
(Unaudited)

	As of March 31, 2019	As of December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$377,730	$487,215
Short-term marketable securities	541,167	261,128
Accounts receivable, net	105,149	97,712
Prepaid expenses and other current assets	39,081	26,893
Total current assets	1,063,127	872,948
Restricted cash	1,101	18,119
Property and equipment, net	105,158	63,534
Operating right of use asset	156,511	—
Intangible assets, net	503,947	27,558
Goodwill	2,277,220	38,165
Other long-term assets	13,009	8,386
Total assets	$4,120,073	$1,028,710
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$22,418	$18,495
Accrued expenses and other current liabilities	107,295	96,343
Deferred revenue and customer deposits	23,348	22,972
Operating lease liability, current	21,147	—
Financing lease liability, current	6,044	—
Note payable, current	2,087	—
Total current liabilities	182,339	137,810
Operating lease liability, noncurrent	143,950	—
Financing lease liability, noncurrent	9,124	—
Note payable, noncurrent	2,773	—
Convertible senior notes, net	440,337	434,496
Other long-term liabilities	14,037	18,169
Total liabilities	792,560	590,475
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock	—	—
Class A and Class B common stock	126	100
Additional paid-in capital	3,733,241	808,527
Accumulated other comprehensive income	2,323	1,282
Accumulated deficit	(408,177)	(371,674)
Total stockholders’ equity	3,327,513	438,235
Total liabilities and stockholders’ equity	$4,120,073	$1,028,710
See accompanying notes to condensed consolidated financial statements.

TWILIO INC.
Condensed Consolidated Statements of Operations
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Revenue	$233,139	$129,116
Cost of revenue	107,089	59,582
Gross profit	126,050	69,534
Operating expenses:
Research and development	77,855	37,576
Sales and marketing	71,607	32,822
General and administrative	64,176	23,393
Total operating expenses	213,638	93,791
Loss from operations	(87,588)	(24,257)
Other (expenses) income, net	(636)	665
Loss before benefit (provision) for income taxes	(88,224)	(23,592)
Benefit (provision) for income taxes	51,721	(137)
Net loss attributable to common stockholders	$(36,503)	$(23,729)
Net loss per share attributable to common stockholders, basic and diluted	$(0.31)	$(0.25)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	116,590,513	94,673,557
See accompanying notes to condensed consolidated financial statements.

TWILIO INC.
Condensed Consolidated Statements of Comprehensive Loss
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Net loss	$(36,503)	$(23,729)
Other comprehensive (loss) income:
Unrealized gain (loss) on marketable securities	1,041	(317)
Foreign currency translation	—	731
Total other comprehensive (loss) income	1,041	414
Comprehensive loss attributable to common stockholders	$(35,462)	$(23,315)
See accompanying notes to condensed consolidated financial statements.

TWILIO INC.
Condensed Consolidated Statements of Stockholders' Equity
(In thousands, except share amounts)
(Unaudited)

	Common Stock -- Class A		Common Stock -- Class B		Additional Paid In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2017	69,906,550	$70	24,063,246	$24	$608,165	$2,025	$(250,438)	$359,846
Net loss	—	—	—	—	—	—	(23,729)	(23,729)
Adjustment to opening retained earnings due to adoption of ASC 606	—	—	—	—	—	—	713	713
Exercises of vested stock options	—	—	1,190,387	1	6,677	—	—	6,678
Vesting of early exercised stock options	—	—		—	21	—	—	21
Vesting of restricted stock units	491,501	—	52,716	—	—	—	—	—
Value of equity awards withheld for tax liability	(8,352)	—	(4,380)	—	(371)	—	—	(371)
Conversion of shares of Class B common stock into shares of Class A common stock	1,358,716	1	(1,358,716)	(1)	—	—	—	—
Unrealized loss on marketable securities	—	—	—	—	—	(317)	—	(317)
Foreign currency translation	—	—	—	—	—	731	—	731
Stock-based compensation	—	—	—	—	18,968	—	—	18,968
Balance as of March 31, 2018	71,748,415	$71	23,943,253	$24	$633,460	$2,439	$(273,454)	$362,540

	Common Stock -- Class A		Common Stock -- Class B		Additional Paid In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2018	80,769,763	$80	19,310,465	$20	$808,527	$1,282	$(371,674)	$438,235
Net loss	—	—	—	—	—	—	(36,503)	(36,503)
Exercise of vested stock options	748,679	1	1,023,984	1	15,326	—	—	15,328
Vesting of early exercised stock options	—	—		—	9	—	—	9
Vesting of restricted stock units	641,406	—	39,360	—	—	—	—	—
Value of equity awards withheld for tax liability	(5,860)	—	(4,431)	—	(1,062)	—	—	(1,062)
Conversion of shares of Class B common stock into shares of Class A common stock	4,339,519	4	(4,339,519)	(4)	—	—	—	—
Shares issued in acquisition	23,555,081	24	—	—	2,658,874	—	—	2,658,898
Equity awards assumed in acquisition	—	—	—	—	191,620	—	—	191,620
Unrealized gain on marketable securities	—	—	—	—	—	1,041	—	1,041
Stock-based compensation	—	—	—	—	59,947	—	—	59,947
Balance as of March 31, 2019	110,048,588	$109	16,029,859	$17	$3,733,241	$2,323	$(408,177)	$3,327,513

See accompanying notes to condensed consolidated financial statements.

TWILIO INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(36,503)	$(23,729)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	21,248	5,631
Right-of-use asset amortization	4,854	—
Net amortization of investment premium and discount	(1,359)	28
Amortization of debt discount and issuance costs	5,841	—
Stock-based compensation	58,324	17,540
Amortization of deferred commissions	670	—
Provision for doubtful accounts	11	375
Tax benefit related to release of valuation allowance	(51,644)	—
Write-off of internally developed software and intangible assets	245	182
Changes in operating assets and liabilities:
Accounts receivable	(206)	(14,612)
Prepaid expenses and other current assets	(9,479)	2,512
Other long-term assets	(2,959)	(1,169)
Accounts payable	1,161	6,703
Accrued expenses and other current liabilities	4,348	22,789
Deferred revenue and customer deposits	377	1,185
Operating right of use liability	(1,784)	—
Long-term liabilities	(2,258)	(499)
Net cash (used in) provided by operating activities	(9,113)	16,936
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	(419,498)	(42,693)
Proceeds from sale of marketable securities	13,708	—
Maturities of marketable securities	126,810	27,600
Capitalized software development costs	(5,351)	(4,795)
Purchases of property and equipment	(2,653)	(940)
Purchases of intangible assets	—	(112)
Acquisitions, net of cash acquired	156,783	—
Net cash used in investing activities	(130,201)	(20,940)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on notes payable	(494)	—
Principal payments on financing leases	(961)	—
Proceeds from exercises of stock options	15,328	6,678
Value of equity awards withheld for tax liabilities	(1,062)	(371)
Net cash provided by financing activities	12,811	6,307
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	148
NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(126,503)	2,451
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—Beginning of period	505,334	120,788
CASH, CASH EQUIVALENTS AND RESTRICTED CASH —End of period	$378,831	$123,239
Cash paid for income taxes, net	$(34)	$18
Cash paid on finance leases	$148	$—
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Purchases of property, equipment and intangible assets, accrued but not paid	$1,821	$473
Purchases of property and equipment through finance leases	$13,616	$—
Value of common stock issued and equity awards assumed in acquisition	$2,850,518	$—
Stock-based compensation capitalized in software development costs	$1,623	$1,428

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
The Company’s headquarters are located in San Francisco, California, and the Company has subsidiaries in Australia, Bermuda, Colombia, Czech Republic, Estonia, Germany, Hong Kong, Ireland, Japan, the Netherlands, Singapore, Spain, Sweden, United Kingdom and the United States.
2. Summary of Significant Accounting Policies
(a)Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K filed with the SEC on March 1, 2019 (“Annual Report”).
The condensed consolidated balance sheet as of December 31, 2018, included herein, was derived from the audited financial statements as of that date, but may not include all disclosures including certain notes required by U.S. GAAP on an annual reporting basis.
In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, comprehensive loss and cash flows for the interim periods, but are not necessarily indicative of the results of operations to be anticipated for the full year 2019 or any future period.
(b)Principles of Consolidation
The condensed consolidated financial statements include the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated.
(c)Use of Estimates
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

(d)Concentration of Credit Risk
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
The Company sells its services to a wide variety of customers. If the financial condition or results of operations of any significant customers deteriorate substantially, operating results could be adversely affected. To reduce credit risk, management performs ongoing credit evaluations of the financial condition of significant customers. The Company does not require collateral from its credit customers and maintains reserves for estimated credit losses on customer accounts when considered necessary. Actual credit losses may differ from the Company’s estimates. During the three months ended March 31, 2019 and 2018, respectively, there was no customer organization that accounted for more than 10% of the Company’s total revenue.
As of March 31, 2019 and December 31, 2018, no customer organization represented more than 10% of the Company’s gross accounts receivable.
(e)Deferred Revenue and Customer Deposits

Deferred revenue is recorded when cash payments are received in advance of future usage on non-cancelable contracts. Customer refundable prepayments are recorded as customer deposits. During the three months ended March 31, 2019 and 2018, the Company recognized $10.8 million and $3.6 million of revenue that was included in the deferred revenue and customer deposits balance as of January 1, 2019 and 2018, respectively.
(f)Deferred Sales Commissions

The Company records an asset for the incremental costs of obtaining a contract with a customer, for example, sales commissions that are earned upon execution of contracts. The Company uses the portfolio of data method to determine the estimated period of benefit of capitalized commissions which is determined to be five years. Amortization expense related to these capitalized costs related to initial contracts, upsells and renewals, is recognized on a straight line basis over the estimated period of benefit of the capitalized commissions. Total net capitalized costs as of March 31, 2019 and December 31, 2018 were $13.3 million and $9.4 million, respectively, and are included in prepaid expenses and other current and long‑term assets in the accompanying condensed consolidated balance sheets. Amortization of these assets was $0.7 million and $0.2 million in the three months ended March 31, 2019 and 2018, respectively, and is included in sales and marketing expense in the accompanying condensed consolidated statements of operations.
(g)     Recently Adopted Accounting Guidance

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-02, "Leases (Topic 842)", which was further clarified by ASU 2018‑10, “Codification Improvements to Topic 842, Leases”, and ASU 2018‑11, “Leases-Targeted Improvements”, both issued in July 2018. ASU 2018-10 provides narrow amendments to clarify how to apply certain aspects of the new lease standard and ASU 2018-11 and addresses implementation issues related to the new lease standard. The standard is effective for interim and annual reporting periods beginning after December 15, 2018. Under the new standard, lessees are required to recognize in the balance sheet the right-of-use ("ROU") assets and lease liabilities that arise from operating leases. The Company adopted the standard using the optional alternative method on a prospective basis with an effective date as of the beginning of the Company’s fiscal year, January 1, 2019, and applied it to the operating leases that existed on that date. Prior year comparative financial information was not recast under the new standard and continues to be presented under ASC 840. The Company elected to utilize the package of practical expedients available for expired or existing contracts which allowed the Company to carryforward historical assessments of (a) whether contracts are or contain leases, (b) lease classification, and (c) initial direct costs. The Company elected the use of hindsight practical expedient in determining the lease term and assessing the likelihood that lease renewal, termination or purchase option will be exercised. The Company also elected to apply the short-term lease exception for all leases. Under the short-term lease exception, the Company will not recognize ROU assets or lease liabilities for leases that, at the acquisition date, have a remaining lease term of 12 months or less.

As a result of implementing this guidance, the Company recognized a $123.5 million net operating ROU asset and a $132.0 million operating lease liability in its condensed consolidated balance sheet as of January 1, 2019. The ROU asset was presented net of deferred rent of $9.0 million as of January 1, 2019, in the accompanying condensed consolidated balance sheet and as a change within operating cash flows. In addition, on February 1, 2019, the Company acquired through its business combination with SendGrid approximately $33.7 million in operating ROU assets, $32.6 million in operating lease liability, $14.2 million in finance ROU assets and $13.6 million in finance lease liability.

The Company measured the lease liability at the present value of the future lease payments as of January 1, 2019. The Company used its incremental borrowing rate to discount the lease payments. The Company derived the discount rate, adjusted for differences in the term and payment patterns, from the information available at the adoption date. The right-of-use asset is valued at the amount of the lease liability adjusted for the remaining December 31, 2018, balance of unamortized lease incentives, prepaid rent and deferred rent. The lease liability is subsequently measured at the present value of unpaid future lease payments as of the reporting date with a corresponding adjustment to the right-of-use asset. Absent a lease modification, the Company will continue to utilize the January 1, 2019, incremental borrowing rate.

The Company recognizes lease costs on a straight-line basis and presents these costs as operating expenses within the consolidated statements of operations and comprehensive loss. The Company presents lease payments within the cash flows from operations within the consolidated statements of cash flows.

The financial results for the quarter ended March 31, 2019, are presented under the new standard, while the comparative periods presented are not adjusted and continue to be reported in accordance with the Company’s historical accounting policy.

See Note 5, “Right-of-use Assets and Lease Liabilities” for further information.

In March 2019, the FASB issued ASU 2019-01, “Codification Improvements” to Leases (Topic 842). This pronouncement did not have material impact on the Company's financial statements.
(h)    Recently Issued Accounting Guidance, Not yet Adopted
In August 2018, the FASB issued ASU 2018‑15, “Intangibles—Goodwill and Other—Internal‑Use Software (Subtopic 350‑40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract”. This standard aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal‑use software. The standard is effective for interim and annual periods beginning after December 15, 2019, with early adoption permitted. The Company is currently evaluating the impact of the adoption of this standard on its consolidated financial statements.
In August 2018, the FASB issued ASU 2018‑13, “Fair Value Measurement (Topic 820) Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement”. The amendments under ASU 2018‑13 remove, add and modify certain disclosure requirements on fair value measurements in ASC 820. The amendments are effective for interim and annual reporting periods beginning after December 15, 2019. The Company is currently evaluating the impact the new standard will have on its consolidated financial statements.

In July 2018, the FASB issued ASU 2018-09, "Codification Improvements ", which does not prescribe any new accounting guidance, but instead makes minor improvements and clarifications of several topics. Certain updates are applicable immediately while others provide for a transition period to adopt as part of the next fiscal year beginning after December 15, 2018. The Company does not expect the adoption of this guidance to have a material impact on the Company's consolidated financial statements.
In January 2017, the FASB issued ASU 2017‑04, “Simplifying the Test for Goodwill Impairment”, which removes the second step of the goodwill impairment test that requires a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. This guidance is effective prospectively for interim and annual reporting periods beginning after December 15, 2019. The Company will adopt this guidance upon its effective date. The Company does not expect the adoption of this guidance to have a material impact on the Company’s consolidated financial statements.
In June 2016, the FASB issued ASU 2016‑13, “Financial Instruments—Credit Losses: Measurement of Credit Losses on Financial Instruments”, which changes the impairment model for most financial assets. The new model uses a forward‑looking expected loss method, which will generally result in earlier recognition of allowances for losses. In November 2018, the FASB issued ASU 2018‑19, “Codification Improvements to Topic 326, Financial Instruments—Credit Losses”, which clarifies that receivables arising from operating leases are not within the scope of Topic 326, Financial Instruments—Credit Losses. Instead, impairment of receivables arising from operating leases should be accounted for in accordance with Topic 842, Leases. In April 2019, the FASB issued ASU 2019-04, "Codification  Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments," which clarifies treatment of certain credit losses. These ASUs are effective for annual and interim periods beginning after December 15, 2019, and early adoption is permitted for annual and interim periods beginning after December 15, 2018. The Company is evaluating the impact of this guidance on its consolidated financial statements.
3. Fair Value Measurements
The following tables provide the financial assets measured at fair value on a recurring basis as of March 31, 2019 and December 31, 2018 (in thousands):

	Amortized Cost or Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses Less Than 12 Months	Gross Unrealized Losses More Than 12 Months	Fair Value Hierarchy as of March 31, 2019			Aggregate Fair Value
					Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents:
Money market funds	$287,941	$—	$—	$—	287,941	$—	$—	$287,941
Reverse repurchase agreements	25,000					25,000		25,000
Commercial paper	29,336	—	—	—		29,336		29,336
Total included in cash and cash equivalents	342,277	—	—	—	287,941	54,336	—	342,277
Marketable securities:
U.S. Treasury securities	154,173	79	(2)		154,250	—	—	154,250
Corporate debt securities, commercial paper, and certificates of deposit	386,293	729	(20)	(85)	5,000	381,917	—	386,917
Total marketable securities	540,466	808	(22)	(85)	159,250	381,917	—	541,167
Total financial assets	$882,743	$808	$(22)	$(85)	$447,191	$436,253	$—	$883,444

	Amortized Cost or Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses Less Than 12 Months		Gross Unrealized Losses More Than 12 Months	Fair Value Hierarchy as of December 31, 2018			Aggregate Fair Value
						Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents:
Money market funds	$420,234	$—	$—		$—	420,234	$—	$—	$420,234
Reverse repurchase agreements	35,000	—	—		—	—	35,000	—	35,000
Commercial paper	9,983	—	—		—	—	9,983	—	9,983
Total included in cash and cash equivalents	465,217	—	—	—	—	420,234	44,983	—	465,217
Marketable securities:
U.S. Treasury securities	59,785	—	(7)		(9)	59,769	—	—	59,769
Corporate debt securities and commercial paper	201,683	23	(123)		(224)	—	201,359	—	201,359
Total marketable securities	261,468	23	(130)		(233)	59,769	201,359	—	261,128
Total financial assets	$726,685	$23	$(130)		$(233)	$480,003	$246,342	$—	$726,345
As the Company views its marketable securities as available to support current operations, it has classified all available for sale securities as short-term. As of March 31, 2019 and December 31, 2018, for fixed income securities that were in unrealized loss positions, the Company has determined that (i) it does not have the intent to sell any of these investments, and (ii) it is not more likely than not that it will be required to sell any of these investments before recovery of the entire amortized cost basis. In addition, as of March 31, 2019 and December 31, 2018, the Company anticipates that it will recover the entire amortized cost basis of such fixed income securities and has determined that no other-than-temporary impairments associated with credit losses were required to be recognized during the three months ended March 31, 2019. Interest earned on marketable securities was $1.5 million and $0.7 million in the three months ended March 31, 2019 and 2018, respectively.  The interest is recorded as other income (expense), net, in the accompanying condensed consolidated statements of operations.
The following table summarizes the contractual maturities of marketable securities as of March 31, 2019 and December 31, 2018 (in thousands):

	As of March 31, 2019		As of December 31, 2018
	Amortized Cost	Aggregate Fair Value	Amortized Cost	Aggregate Fair Value
Financial Assets:
Less than one year	$420,271	$420,342	$261,468	$261,128
One to two years	120,195	120,825	—	—
Total	$540,466	$541,167	$261,468	$261,128

The Company enters into reverse securities repurchase agreements, primarily for short-term investments with maturities of 90 days or less. As of March 31, 2019 and December 31, 2018, the Company was party to reverse repurchase agreements totaling $25.0 million and $35.0 million, respectively, which were reported in cash and equivalents in the accompanying condensed consolidated balance sheets. Under these reverse securities repurchase agreements, the Company typically lends available cash at a specified rate of interest and holds U.S. government securities as collateral during the term of the agreement. Collateral value is in excess of the amounts loaned under these agreements.
As of March 31, 2019, and December 31, 2018, the fair value of the 0.25% convertible senior notes due 2023 (the “Notes”), as further described in Note 9 below, was approximately $1,060.5 million and $743.4 million, respectively. The fair value of the Notes is determined based on the closing price on the last trading day of the reporting period and is considered as Level 2 in the fair value hierarchy.
As of March 31, 2019, the note payable is recorded at its carrying amount, which approximates its fair value based on the proximity of its effective interest rate to the current market rates. The note payable is considered as Level 2 in the fair value hierarchy.

4. Property and Equipment
Property and equipment consisted of the following (in thousands):

	As of March 31, 2019	As of December 31, 2018
Capitalized internal-use software development costs	$78,950	$72,647
Data center equipment (1)	15,151	—
Leasehold improvements	31,799	15,293
Office equipment	18,458	13,563
Furniture and fixtures (1)	6,661	4,918
Software	6,067	1,849
Total property and equipment	157,086	108,270
Less: accumulated depreciation and amortization	(51,928)	(44,736)
Total property and equipment, net	$105,158	$63,534
_______________

(1)	Data center equipment and furniture and fixtures contain assets under finance leases. See Note 5 below for further detail.
Depreciation and amortization expense was $7.6 million and $4.2 million for the three months ended March 31, 2019 and 2018, respectively.

The Company capitalized $7.0 million and $6.4 million in internal-use software development costs in the three months ended March 31, 2019 and 2018, respectively of which $1.6 million and $1.4 million was stock-based compensation expense for each respective period. Amortization of capitalized software development costs was $3.8 million and $2.7 million in the three months ended March 31, 2019 and 2018, respectively.
5. Right-of-Use Asset and Lease Liabilities
The Company determines if an arrangement is a lease at inception. The Company presents the operating leases in long-term assets and current and long-term liabilities. Finance lease assets are included in property and equipment, net, and finance lease liabilities are presented in current and long-term liabilities in the accompanying condensed consolidated balance sheet as of March 31, 2019.
Right-of-use ("ROU") assets represent the Company’s right to use an underlying asset for the lease term, and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As the Company’s leases do not generally provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The Company’s lease agreements may have lease and non-lease components, which the Company generally accounts for as a single lease component. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term. The Company’s lease agreements do not contain any residual value guarantees. Leases with an initial term of twelve months or less are not recorded on the balance sheet.
The Company has entered into various operating lease agreements for data centers and office space, and various financing leases agreements for data center and office equipment and furniture.
As of March 31, 2019, the Company had 20 leased properties, with remaining lease terms of less than one year to 10 years, some of which include options to extend the leases for up to 5 years.
The components of lease expense recorded in the condensed consolidated statement of operations were as follows (in thousands):

Three Months Ended March 31, 2019
Operating lease cost	$7,173
Finance lease cost:
Amortization of assets	1,163
Interest on lease liabilities	148
Short-term lease cost	1,435
Variable lease cost	487
Total net lease cost	$10,406

Supplemental balance sheet information related to leases was as follows (in thousands):

Leases	Classification	As of March 31, 2019
Assets:
Operating lease assets	Operating right of use asset (a)	$156,511
Finance lease assets	Property and equipment, net of accumulated depreciation (b)	15,476
Total leased assets		$171,987

Liabilities:
Current
Operating	Operating lease liability, current	$21,147
Finance	Financing lease liability, current	6,044
Noncurrent
Operating	Operating lease liability, noncurrent	143,950
Finance	Finance lease liability, noncurrent	9,124
Total lease liabilities		$180,265

(a)	Operating lease assets are recorded net of accumulated amortization of $4.9 million as of March 31, 2019.

(b)	Finance lease assets are recorded net of accumulated depreciation of $1.2 million as of March 31, 2019.
Supplemental cash flow and other information related to leases was as follows (in thousands):

Three Months Ended March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$3,994
Operating cash flows from finance leases	$148
Financing cash flows from finance leases	$961

Weighted average remaining lease term (in years):
Operating leases	7.1
Finance leases	3.3

Weighted average discount rate:
Operating leases	5.8%
Finance leases	5.2%

Maturities of lease liabilities were as follows (in thousands):

	As of March 31, 2019
	Operating Leases	Finance Leases
2019 (remaining nine months)	$23,869	$4,962
2020	29,848	6,015
2021	28,062	3,130
2022	27,602	807
2023	27,127	413
Thereafter	68,033	1,354
Total lease payments	204,541	16,681
Less: imputed interest	(39,444)	(1,513)
Total lease obligations	165,097	15,168
Less: current obligations	(21,147)	(6,044)
Long-term lease obligations	$143,950	$9,124
Disclosures related to periods prior to adoption of the New Lease Standard
Rent expense was $2.1 million for the three months ended March 31, 2018. As of March 31, 2019, the Company had additional operating and finance lease obligations of $43.1 million and $1.1 million, respectively, related to a lease that will commence during the second quarter of fiscal year 2020 with a lease term of 6.8 years.
Future minimum lease payment obligations under noncancelable operating and finance leases were as follows (in thousands):

	As of December 31, 2018
	Operating Leases	Finance Leases
2019 (remaining nine months)	$24,128	$306
2020	29,527	512
2021	30,898	573
2022	30,492	590
2023	30,122	608
Thereafter	81,316	1,939
Total lease payments	$226,483	$4,528

6. Business Combinations
Fiscal 2019 Acquisitions
SendGrid, Inc.
In February 2019, the Company acquired all outstanding shares of SendGrid, Inc. ("SendGrid"), the leading email API platform, by issuing 23.6 million shares of its Class A common stock with a total value of $2,658.9 million. The Company also assumed all of the outstanding stock options and restricted stock units of SendGrid as converted into stock options and restricted stock units, respectively, of the Company based on the conversion ratio provided in the Agreement and Plan of Merger and Reorganization, as amended ("Merger Agreement").
The acquisition added additional products and services to the Company's offerings for its customers. With these additional products, the Company now offers an Email API and Marketing Campaigns product leveraging the Email API. The acquisition has also added new customers, new employees, technology assets and intellectual property assets.

The acquisition was accounted for as a business combination and the total purchase price was allocated to the net tangible and intangible assets and liabilities based on their fair values on the acquisition date and the excess was recorded as goodwill. The values assigned to the assets acquired and liabilities assumed are based on preliminary estimates of fair value available as of the date of this Quarterly Report on Form 10-Q, and may be adjusted during the measurement period of up to 12 months from the date of acquisition as further information becomes available. Any changes in the fair values of the assets acquired and liabilities assumed during the measurement period may result in adjustments to goodwill. As of March 31, 2019, the primary areas that are not yet finalized due to information that may become available subsequently and may result in changes in the values assigned to various assets and liabilities include purchase consideration and purchase price, including related tax impact, and valuation of tangible and intangible assets.
The purchase price of $2,850.5 million reflects the $2,658.9 million fair value of 23.6 million shares of the Company's Class A common stock transferred as consideration for all outstanding shares of SendGrid, and the $191.6 million fair value of the pre-combination services of SendGrid employees reflected in the equity awards assumed by the Company on the acquisition date.
The fair value of the 23.6 million shares transferred as consideration was determined on the basis of the closing market price of the Company's Class A common stock on the acquisition date. The fair value of the equity awards was determined (a) for options, by using a Black-Scholes option pricing model with the applicable assumptions as of the acquisition date, and (b) for restricted stock units, by using the closing market price of the Company's Class A common stock on the acquisition date.
The fair value of the unvested stock awards, for which post-combination service is required, will be recorded as share-based compensation expense over the respective vesting period of each award.
The purchase price components are summarized in the following table (in thousands):

Total
Fair value of Class A common stock transferred	$2,658,898
Fair value of the pre-combination service through equity awards	191,620
Total purchase price	$2,850,518
The following table presents the preliminary purchase price allocation recorded in the Company's condensed consolidated balance sheet as of March 31, 2019 (in thousands). The Company expects to continue to obtain information to assist it in determining the fair values of the net assets acquired at the acquisition date during the measurement period:

Total
Cash and cash equivalents	$156,783
Accounts receivable and other current assets	11,635
Property and equipment, net	39,188
Operating right of use asset	33,742
Intangible assets	490,000
Other assets	1,664
Goodwill	2,239,055
Accounts payable and other liabilities	(11,114)
Operating lease liability	(32,568)
Financing lease liability	(13,616)
Note payable	(5,387)
Deferred tax liability	(58,864)
Total purchase price	$2,850,518
The Company acquired a net deferred tax liability of $58.9 million in this business combination that is included in long-term liabilities in the accompanying condensed consolidated balance sheet. This amount was offset by a release of a valuation allowance on deferred tax assets of $49.2 million.

Identifiable intangible assets are comprised of the following (in thousands):

	Total	Estimated life (in years)
Developed technology and software	$301,000	7
Customer relationships	169,000	7
Trade names	20,000	5
Total intangible assets acquired	$490,000
Developed technology consists of software products and domain knowledge around email delivery developed by SendGrid, which enables the delivery of email reliably and at scale. Customer relationships consists of contracts with platform users that purchase SendGrid’s products and services that carry distinct value. Trade names represent the Company’s right to the SendGrid trade names and associated design, as it exists as of the acquisition closing date.
The goodwill is primarily attributable to the future cash flows to be realized from the acquired platform technology, acquired intangibles, assembled workforce and operational synergies. Goodwill is not deductible for tax purposes.
The estimated fair value of the intangible assets acquired was determined by the Company, and the Company considered or relied in part upon a valuation report of a third‑party expert. The Company used an income approach to estimate the fair values of the developed technology, an incremental income approach to estimate the value of the customer relationships and a relief from royalty method to estimate the fair value of the trade name.

Net tangible assets were valued at their respective carrying amounts as of the acquisition date, as the Company believes that these amounts approximate their current fair values.
The acquired entity's results of operations were included in the Company's condensed consolidated financial statements from the date of acquisition, February 1, 2019. For the period from February 1, 2019, through March 31, 2019, SendGrid contributed net operating revenue of $28.6 million which is reflected in the accompanying condensed consolidated statement of operations for the three month ended March 31, 2019. Due to the integrated nature of the Company's operations, the Company believes that it is not practicable to separately identify earnings of SendGrid on a stand-alone basis.
During the three months ended March 31, 2019, the Company incurred costs related to this acquisition of $12.4 million that were expensed as incurred and recorded in general and administrative expenses in the accompanying condensed consolidated statement of operations.
The following pro forma condensed combined financial information gives effect to the acquisition of SendGrid as if it were consummated on January 1, 2018 (the beginning of the comparable prior reporting period), and includes pro forma adjustments related to the amortization of acquired intangible assets, share-based compensation expense and direct and incremental transaction costs reflected in the historical financial statements. The Company's and SendGrid's direct and incremental transaction costs of $39.4 million are excluded from pro forma condensed combined net loss for the three month period ended March 31, 2019, presented below. The Company's direct and incremental transaction costs of $12.4 million are included in the pro forma condensed combined net loss for the three month period ended March 31, 2018, presented below. The pro forma condensed combined net loss includes reversal of the valuation allowance release of $49.2 million in the three month period ended March 31, 2019, and a tax benefit of $56.1 million that would have resulted from the acquisition in the three month period ended March 31, 2018. The pro forma condensed combined financial information is presented for informational purposes only. The pro forma condensed combined financial information is not intended to represent or be indicative of the results of operations that would have been reported had the acquisition occurred on January 1, 2018, and should not be taken as representative of future results of operations of the combined company. The following table presents the pro forma condensed combined financial information (in thousands):

	Three Months Ended March 31,
	2019	2018
Revenue	$246,885	$161,685
Net loss attributable to common stockholders	$(72,960)	$(19,481)

7. Goodwill and Intangible Assets
Goodwill
Goodwill balance as of March 31, 2019 and December 31, 2018 was as follows (in thousands):

Total
Balance as of December 31, 2018	$38,165
Goodwill additions related to 2019 acquisition	2,239,055
Balance as of March 31, 2019	$2,277,220

Intangible assets
Intangible assets consisted of the following (in thousands):

	As of March 31, 2019
	Gross	Accumulated Amortization	Net
Amortizable intangible assets:
Developed technology	$329,209	$(18,806)	$310,403
Customer relationships	177,154	(6,889)	170,265
Supplier relationships	2,696	(1,107)	1,589
Trade names	20,060	(727)	19,333
Patent	2,262	(200)	2,062
Total amortizable intangible assets	531,381	(27,729)	503,652
Non-amortizable intangible assets:
Domain names	32	—	32
Trademarks	263	—	263
Total	$531,676	$(27,729)	$503,947

	As of December 31, 2018
	Gross	Accumulated Amortization	Net
Amortizable intangible assets:
Developed technology	$28,209	$(10,497)	$17,712
Customer relationships	8,153	(2,411)	5,742
Supplier relationships	2,696	(973)	1,723
Trade name	60	(60)	—
Patent	2,264	(178)	2,086
Total amortizable intangible assets	41,382	(14,119)	27,263
Non-amortizable intangible assets:
Domain names	32	—	32
Trademarks	263	—	263
Total	$41,677	$(14,119)	$27,558
Amortization expense was $13.6 million and $1.4 million in the three months ended March 31, 2019 and 2018, respectively.

Total estimated future amortization expense was as follows (in thousands):

As of March 31, 2019
2019 (remaining nine months)	$56,796
2020	83,027
2021	81,516
2022	80,123
2023	68,435
Thereafter	133,755
Total	$503,652
8. Accrued Expenses and Other Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	As of March 31, 2019	As of December 31, 2018
Accrued payroll and related	$16,858	$9,886
Accrued bonus and commission	8,130	8,564
Accrued cost of revenue	27,554	29,901
Sales and other taxes payable	26,578	23,631
ESPP contributions	6,501	2,672
Deferred rent	—	1,418
VAT liability	2,129	2,217
Acquisition holdback	2,000	—
Accrued other expense	17,545	18,054
Total accrued expenses and other current liabilities	$107,295	$96,343
Other long-term liabilities consisted of the following (in thousands):

	As of March 31, 2019	As of December 31, 2018
Deferred rent	$—	$7,569
Deferred tax liability	11,734	5,181
Acquisition holdback	290	2,290
Capital lease obligation	—	2,170
Accrued other expense	2,013	959
Total other long-term liabilities	$14,037	$18,169
9. Notes Payable
(a) Convertible Senior Notes and Capped Call Transactions
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
During the three months ended March 31, 2019, the conditional conversion feature of the Notes was triggered as the last reported sale price of the Company's Class A common stock was more than or equal to 130% of the conversion price for at least 20 trading days (whether or not consecutive) in the period of 30 consecutive trading days ending on March 29, 2019 (the last trading day of the calendar quarter), and therefore the Notes are currently convertible, in whole or in part, at the option of the holders between April 1, 2019 through June 30, 2019. Whether the Notes will be convertible following such period will depend on the continued satisfaction of this condition or another conversion condition in the future. The Company may redeem the Notes, in whole or in part, at its option, on or after June 1, 2021 but before the 35th scheduled trading day before the maturity date, at a cash redemption price equal to 100% of the principal amount of the Notes to be redeemed, plus accrued and unpaid interest, if any, if the last reported sale price of the Class A Common Stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading days ending on, and including, the trading day immediately before the date the redemption notices were sent; and the trading day immediately before such notices were sent.
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
The net carrying amount of the liability component of the Notes was as follows (in thousands):

	As of March 31, 2019	As of December 31, 2018
Principal	$550,000	$550,000
Unamortized discount	(101,101)	(106,484)
Unamortized issuance costs	(8,562)	(9,020)
Net carrying amount	$440,337	$434,496
The net carrying amount of the equity component of the Notes was as follows (in thousands):

	As of March 31, 2019	As of December 31, 2018
Proceeds allocated to the conversion options (debt discount)	$119,435	$119,435
Issuance costs	(2,819)	(2,819)
Net carrying amount	$116,616	$116,616
The following table sets forth the interest expense recognized related to the Notes (in thousands):

Three Months Ended March 31, 2019
Contractual interest expense	$344
Amortization of debt issuance costs	458
Amortization of debt discount	5,383
Total interest expense related to the Notes	$6,185
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
(b) Note Payable
In connection with the SendGrid acquisition, the Company assumed a note payable that was an arrangement of SendGrid with a financing company to acquire software and related professional services in exchange for a note payable. As of March 31, 2019, the outstanding balance on the note payable was $4.9 million and is recorded in the current and long term liabilities and the related software is included in property and equipment, net, in the accompanying condensed consolidated balance sheet. The note payable bears effective interest at 6.6% per annum compounded monthly and matures in August 2021. Principal and interest payments of are as follows:

Year Ending December 31:	Principal	Interest
2019 (remaining nine months)	$1,533	$214
2020	2,165	165
2021	1,162	28
Total minimum payments	$4,860	$407
10. Supplemental Balance Sheet Information
A roll‑forward of the Company’s reserves for the three months ended March 31, 2019 and 2018 is as follows (in thousands):
(a)Allowance for doubtful accounts:

	Three Months Ended March 31,
	2019	2018
Balance, beginning of period	$4,945	$1,033
Additions	(304)	375
Assumed in acquisition	59	—
Write-offs	(419)	(4)
Balance, end of period	$4,281	$1,404
(b)Sales credit reserve:

	Three Months Ended March 31,
	2019	2018
Balance, beginning of period	$3,015	$1,761
Additions	2,404	1,107
Assumed in acquisition	277	—
Deductions against reserve	(2,865)	(1,166)
Balance, end of period	$2,831	$1,702

11. Revenue by Geographic Area
Revenue by geographic area is based on the IP address at the time of registration. The following table sets forth revenue by geographic area (in thousands):

	Three Months Ended March 31,
	2019	2018
Revenue by geographic area:
United States	$166,553	$98,635
International	66,586	30,481
Total	$233,139	$129,116

Percentage of revenue by geographic area:
United States	71%	76%
International	29%	24%
Long-lived assets outside the United States were not significant.

12. Commitments and Contingencies
(a)Lease and Other Commitments
The Company entered into various non-cancelable operating lease agreements for its facilities that expire over the next ten years. See Note 5 to these condensed consolidated financial statements for additional detail on the Company's operating and finance lease commitments.
In the three months ended March 31, 2019, the Company entered into a 24 month non-cancelable agreement with a cloud services vendor for a total commitment of $1.4 million. Additionally, as a result of its acquisition of SendGrid, the Company assumed a non-cancelable cloud services vendor contract with a remaining value of $22.4 million and a remaining term of three years.
(b)Legal Matters
On April 30, 2015 and March 28, 2016, Telesign Corporation ("Telesign") filed lawsuits (which were subsequently consolidated) against the Company in the United States District Court, Central District of California (“Telesign I/II”). Telesign alleges in Telesign I/II that the Company is infringing four U.S. patents that it holds: U.S. Patent No. 7,945,034 (“034”), U.S. Patent No. 8,462,920 (“920”), U.S. Patent No. 8,687,038 (“038”) and U.S. Patent No. 9,300,792 (“792”). The consolidated Telesign I/II actions have been transferred to the United States District Court, Northern District. The patent infringement allegations in the lawsuit relate to the Company’s two-factor authentication use case, Authy and an API tool to find information about a phone number. Telesign seeks, among other things, to enjoin us from allegedly infringing the patents, along with damages for lost profits and damages based on a reasonable royalty.
On March 8, 2017, in response to a petition by the Company, the U.S. Patent and Trademark Officer (“PTO”) issued an order instituting an inter partes review for the ‘792 patent. On March 6, 2018, the PTO found all claims challenged by the Company in the inter partes review unpatentable. Telesign did not appeal the PTO’s decision, and it is final. On October 19, 2018, the district court granted the Company's motion that all remaining asserted claims of the asserted patents are invalid under 35 U.S.C. §101 and entered judgment in the Company’s favor.  On November 8, 2018, Telesign appealed the judgment to the United States Court of Appeals for the Federal Circuit where the case is now pending. Based on, among other things, final judgment being entered by the district court in the Company’s favor, the Company does not believe a loss is reasonably possible or estimable.
On December 1, 2016, the Company filed a patent infringement lawsuit against Telesign in the United States District Court, Northern District of California (“Telesign III”), alleging indirect infringement of United States Patent No. 8,306,021 (“021”), United States Patent No. 8,837,465 (“465”), United States Patent No. 8,755,376 (“376”), United States Patent

No. 8,736,051 (“051”), United States Patent No. 8,737,962 (“962”), United States Patent No. 9,270,833 (“833”), and United States Patent No. 9,226,217 (“217”). Telesign filed a motion to dismiss the complaint on January 25, 2017. In two orders, issued on March 31, 2017 and April 17, 2017, the court granted Telesign’s motion to dismiss with respect to the ‘962, ‘833, ‘051 and ‘217 patents, but denied Telesign’s motion to dismiss as to the ‘021, ‘465 and ‘376 patents. On August 23, 2017, Telesign petitioned the PTO for inter partes review of the ‘021, ‘465, and ‘376 patents. On March 9, 2018, the PTO denied Telesign’s petition for inter partes review of the ‘021 patent and granted Telesign’s petitions for inter partes review of the ‘465 and ‘376 patents. On March 6, 2019, the PTO found all claims challenged by Telesign in the inter partes review unpatentable. The company has appealed the decisions to the United States Court of Appeals for the Federal Circuit. Telesign III is currently stayed pending resolution of the inter partes reviews (and appeals from them) of the ‘465 and ‘376 patents. The Company is seeking a judgment of infringement, a judgment of willful infringement, monetary and injunctive relief, enhanced damages, and an award of costs and expenses against Telesign.
On February 18, 2016, a putative class action complaint was filed in the Alameda County Superior Court in California, entitled Angela Flowers v. Twilio Inc. The complaint alleges that the Company’s products permit the interception, recording and disclosure of communications at a customer’s request and are in violation of the California Invasion of Privacy Act. The complaint seeks injunctive relief as well as monetary damages. On January 2, 2018, the court issued an order granting in part and denying in part the plaintiff’s class certification motion. The court certified two classes of individuals who, during specified time periods, allegedly sent or received certain communications involving the accounts of three of the Company’s customers that were recorded. Following mediation, on January 7, 2019, the parties signed a long form settlement agreement, providing for a payment of $10 million into a common fund and injunctive relief involving certain updates to Twilio’s Acceptable Use Policy and customer documentation. On January 15, 2019, the court entered an order granting preliminary approval of the settlement, and the parties signed an amended settlement agreement to conform to the court’s order. A final approval hearing is scheduled for June 11, 2019. Given insurance coverage, the Company continues to estimate its potential liability in the Flowers matter to be $1.7 million and carries this reserved amount in its condensed consolidated balance sheet as of March 31, 2019, presented elsewhere in this Quarterly Report on Form 10‑Q.
On September 1, 2015, Twilio was named as a defendant in a First Amended Complaint in a putative class action captioned Jeremy Bauman v. David Saxe, et al. pending in the United States District Court, District of Nevada relating to the alleged sending of unsolicited text messages to the plaintiffs and putative class members. The Company filed a motion to dismiss, which was granted, and on September 20, 2016 the plaintiff filed a Second Amended Complaint with additional allegations that the Company violated the Telephone Consumer Protection Act (“TCPA”), and the Nevada Deceptive Trade Practices Act (“NDTPA”), NRS 41.600(2)(e). On January 10, 2019, the court granted Plaintiffs’ motion for class certification under the TCPA and denied plaintiff’s request to certify a class under the NDTPA. On February 13, 2019, the court issued an order denying the Company’s motion to dismiss as to Plaintiffs’ TCPA claim and granting dismissal as to Plaintiffs’ NDTPA claim. The Company intends to vigorously defend itself against and believes it has meritorious defenses to this lawsuit. It is too early in these matters to reasonably predict the probability of the outcomes or to estimate the range of possible loss, if any.
SendGrid Stockholder Litigation
On December 5, 2018, purported stockholders of SendGrid filed putative class action complaints in the United States District Court for the District of Delaware, Rosenblatt v. SendGrid, Inc., et al., Case No. 1:18‑cv‑01931‑UNA (the “Rosenblatt Complaint”), and in the United States District Court for the District of Colorado, Chen v. SendGrid, Inc., et al., Case No. 1:18‑cv‑03131‑MEH (the “Chen Complaint”), against SendGrid, the individual members of the SendGrid board of directors (the “Individual Defendants”), Twilio and Topaz Merger Subsidiary, Inc. Thereafter, on December 19, 2018 and January 3, 2019, purported stockholders of SendGrid filed putative class action complaints against SendGrid and the Individual Defendants in the United States District Court for the District of Colorado, respectively, Bushansky v. SendGrid, Inc., et al., 1:18‑cv‑03260‑SKC (the “Bushansky Complaint”), and Conner v. SendGrid, Inc., et al., 1:19‑cv‑00016‑PAB‑SKC (the “Conner Complaint”). As of February 11, 2019, all four complaints have been voluntarily dismissed.
Among other things, the Rosenblatt Complaint alleged that SendGrid and the Individual Defendants misrepresented and/or omitted material information in a registration statement on Form S‑4, rendering it false and misleading and in violation of the Exchange Act and related regulations. In addition, the Rosenblatt Complaint alleged that the Individual Defendants and Twilio acted as controlling persons within the meaning and in violation of Section 20(a) of the Exchange Act to influence and control the dissemination of the allegedly defective registration statement on Form S‑4.
The Rosenblatt Complaint sought, among other things, rescission of the merger or rescissory damages, an order directing the SendGrid board of directors to file a registration statement on Form S‑4 that does not contain any untrue statements of material fact and states all material facts, a declaration that the defendants violated Sections 14(a) and/or 20(a) of the Exchange Act and Rule 14a‑9 promulgated thereunder and an award of plaintiff costs, including reasonable attorneys’ and experts’ fees. On February 11, 2019, the Rosenblatt Complaint was voluntarily dismissed.
Among other things, the Chen Complaint alleged that the defendants misrepresented and/or omitted material information in a registration statement on Form S‑4, rendering it false and misleading and in violation of the Exchange Act and related regulations. In addition, the Chen Complaint alleged that the Individual Defendants acted as controlling persons within the meaning and in violation of Section 20(a) of the Exchange Act to influence and control the dissemination of the allegedly defective Form S‑4. The Chen Complaint also alleged that the Individual Defendants breached their fiduciary duties to SendGrid stockholders, and that the other defendants aided and abetted such breaches, by seeking to sell SendGrid through an allegedly unfair process and for an unfair price and on unfair terms, and by failing to disclose all material information. The Chen Complaint sought, among other things, rescission of the merger or rescissory damages, an order directing the SendGrid board of directors to commence a new sale process, a declaration that the merger agreement was agreed to in breach of the Individual Defendants’ fiduciary duties and is therefore unlawful and unenforceable, an order directing the defendants to account to the putative class for damages allegedly sustained, and an award of plaintiff costs, including reasonable attorneys’ and experts’ fees. On February 4, 2019, the Chen Complaint was voluntarily dismissed.
Among other things, the Bushansky and Conner Complaints alleged that SendGrid and the Individual Defendants misrepresented and/or omitted material information in a Schedule 14A Definitive Proxy Statement, rendering it false and misleading and in violation of the Exchange Act and related regulations. In addition, the Bushansky and Conner Complaints alleged that the Individual Defendants acted as controlling persons within the meaning and in violation of Section 20(a) of the Exchange Act to influence and control the dissemination of the allegedly defective Schedule 14A Definitive Proxy Statement. The Bushansky and Conner Complaints sought, among other things, rescission of the merger or rescissory damages, and an award of plaintiff costs, including reasonable attorneys’ and experts’ fees. On February 4, 2019, the Bushansky Complaint was voluntarily dismissed. On February 11, 2019, the Conner Complaint was voluntarily dismissed.
In addition to the litigation discussed above, from time to time, the Company may be subject to legal actions and claims in the ordinary course of business. The Company has received, and may in the future continue to receive, claims from third parties asserting, among other things, infringement of their intellectual property rights. Future litigation may be necessary to defend itself, its partners and its customers by determining the scope, enforceability and validity of third‑party proprietary rights, or to establish its proprietary rights. The results of any current or future litigation cannot be predicted with certainty, and regardless of the outcome, litigation can have an adverse impact on the Company because of defense and settlement costs, diversion of management resources, and other factors.
Legal fees and other costs related to litigation and other legal proceedings are expensed as incurred and are included in general and administrative expenses in the accompanying condensed consolidated statements of operations.
(c)Indemnification Agreements
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
In the ordinary course of business, the Company enters into contractual arrangements under which it agrees to provide indemnification of varying scope and terms to business partners, customers and other parties with respect to certain matters, including, but not limited to, losses arising out of the breach of such agreements, intellectual property infringement claims made by third parties and other liabilities relating to or arising from the Company’s various products, or its acts or omissions. In these circumstances, payment may be conditional on the other party making a claim pursuant to the procedures specified in the particular contract. Further, the Company’s obligations under these agreements may be limited in terms of time and/or amount, and in some instances, the Company may have recourse against third parties for certain payments. The terms of such obligations may vary.
As of March 31, 2019 and December 31, 2018, no amounts were accrued.
(d)Other Taxes
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
As of March 31, 2019 and December 31, 2018, the liability recorded for these taxes was $25.2 million and $22.6 million, respectively.
In the event other jurisdictions challenge management’s assumptions and analysis, the actual exposure could differ materially from the current estimates.

13. Stockholders’ Equity
(a)Preferred Stock
As of March 31, 2019 and December 31, 2018 , the Company had authorized 100,000,000 shares of preferred stock, par value $0.001, of which no shares were issued and outstanding.
(b)Common Stock
As of March 31, 2019 and December 31, 2018, the Company had authorized 1,000,000,000 shares of Class A common stock and 100,000,000 shares of Class B common stock, each par value $0.001 per share. As of March 31, 2019 and December 31, 2018, 110,048,588 shares and 80,769,763 shares of Class A common stock and 16,029,859 shares and 19,310,465 shares of Class B common stock, respectively, were issued and outstanding. Holders of Class A and Class B common stock are entitled to one vote per share and 10 votes per share, respectively, and the shares of Class A common stock and Class B common stock are identical, except for voting and conversion rights.
The Company had reserved shares of common stock for issuance as follows:

	As of March 31, 2019	As of December 31, 2018
Stock options issued and outstanding	10,045,155	7,978,369
Nonvested restricted stock units issued and outstanding	8,813,737	8,262,902
Class A common stock reserved for Twilio.org	776,334	572,676
Stock-based awards available for grant under 2016 Plan	16,496,032	9,313,354
Stock-based awards available for grant under 2016 ESPP	4,093,581	3,092,779
Class A common stock reserved for the convertible senior notes	10,472,165	10,472,165
Total	50,697,004	39,692,245
14. Stock-Based Compensation
2008 Stock Option Plan
The Company maintained a stock plan, the 2008 Stock Option Plan, as amended and restated (the “2008 Plan”), which allowed the Company to grant incentive (“ISO”), non‑statutory (“NSO”) stock options and restricted stock units (“RSU”) to its employees, directors and consultants to participate in the Company’s future performance through stock‑based awards at the discretion of the board of directors. Under the 2008 Plan, options to purchase the Company’s common stock could not be granted at a price less than fair value in the case of ISOs and NSOs. Fair value was determined by the board of directors, in good faith, with input from valuation consultants. On June 22, 2016, the plan was terminated in connection with the Company’s IPO. Accordingly, no shares are available for future issuance under the 2008 Plan. The 2008 Plan continues to govern outstanding equity awards granted thereunder. The Company’s right of first refusal for outstanding equity awards granted under the 2008 Plan terminated upon completion of the IPO. Options granted include provisions for early exercisability.
2016 Stock Option Plan
The Company’s 2016 Stock Option and Incentive Plan (the “2016 Plan”) became effective on June 21, 2016. The 2016 Plan provides for the grant of ISOs, NSOs, restricted stock, RSUs, stock appreciation rights, unrestricted stock awards, performance share awards, dividend equivalent rights and cash-based awards to employees, directors and consultants of the Company. A total of 11,500,000 shares of the Company’s Class A common stock were initially reserved for issuance under the 2016 Plan. These available shares automatically increase each January 1, beginning on January 1, 2017, by 5% of the number of shares of the Company’s Class A and Class B common stock outstanding on the immediately preceding December 31, or such lesser number of shares as determined by the Company’s compensation committee. On January 1, 2019 and 2018, the shares available for grant under the 2016 Plan were automatically increased by 5,004,011 shares and 4,698,490 shares, respectively.
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
SendGrid Equity Awards Assumed in Acquisition

In connection with its acquisition of SendGrid, the Company assumed all stock options and restricted stock units issued under SendGrid’s 2009, 2012 or 2017 Stock Incentive Plans that were outstanding on the date of acquisition. The assumed equity awards will continue to be outstanding and will be governed by the provisions of their respective plans.

2016 Employee Stock Purchase Plan
The Company’s Employee Stock Purchase Plan (“2016 ESPP”) became effective on June 21, 2016. A total of 2,400,000 shares of the Company’s Class A common stock were initially reserved for issuance under the 2016 ESPP. These available shares will automatically increase each January 1, beginning on January 1, 2017, by the lesser of 1,800,000 shares of the common stock, 1% of the number of shares of the Company’s Class A and Class B common stock outstanding on the immediately preceding December 31 or such lesser number of shares as determined by the Company’s compensation committee. On January 1, 2019 and 2018, the shares available for grant under the 2016 Plan were automatically increased by 1,000,802 shares and 939,698 shares, respectively.
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
In the three months ended March 31, 2019 and 2018, no shares of Class A common stock were purchased under the 2016 ESPP, and 113,959 shares are expected to be purchased in the second quarter of 2019. As of March 31, 2019, total unrecognized compensation cost related to the 2016 ESPP was $0.8 million, which will be amortized over a weighted-average period of 0.1 years.

Stock options activity under the 2008 Plan and 2016 Plan was as follows:
Stock Options

	Number of options outstanding	Weighted- average exercise price (per share)	Weighted- average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Outstanding options as of December 31, 2018	7,423,369	$16.07	6.80	$534,640
Granted	878,414	$118.12
Assumed in acquisition	2,978,555	$14.91
Exercised	(1,772,663)	$8.65
Forfeited and canceled	(17,520)	$20.07
Outstanding options as of March 31, 2019	9,490,155	$26.53	7.23	$974,515
Options vested and exercisable as of March 31, 2019	4,985,915	$10.59	6.17	$591,279
Aggregate intrinsic value represents the difference between the fair value of the Company’s Class A common stock as reported on the New York Stock Exchange and the exercise price of outstanding “in-the-money” options. The aggregate intrinsic value of stock options exercised was $187.0 million and $31.1 million in the three months ended March 31, 2019 and 2018.
The total estimated grant date fair value of options vested was $55.3 million and $7.8 million in the three months ended March 31, 2019 and 2018, respectively. The weighted-average grant-date fair value of options granted was $58.00 and $15.24 in the three months ended March 31, 2019 and 2018, respectively.
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

	Number of options outstanding	Weighted- average exercise price (per share)	Weighted- average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Outstanding options as of December 31, 2018	555,000	$31.72	6.00	—
Granted	—	$—
Exercised	—	$—
Forfeited and canceled	—	$—
Outstanding options as of March 31, 2019	555,000	$31.72	4.92	$54,090
Options vested and exercisable as of March 31, 2019	242,812	$31.72	4.92	$18,030
As of March 31, 2019, total unrecognized compensation cost related to nonvested stock options was $176.1 million, which will be amortized on a ratable basis over a weighted-average period of 2.3 years.
Restricted Stock Units

	Number of awards outstanding	Weighted- average grant date fair value (per share)	Aggregate intrinsic value (in thousands)
Nonvested RSUs as of December 31, 2018	8,262,902	$42.70	$729,373
Granted	822,800	$115.03
Assumed in acquisition	561,999	$112.88
Vested	(680,766)	$34.64
Forfeited and canceled	(153,198)	$69.98
Nonvested RSUs as of March 31, 2019	8,813,737	$55.05	$1,138,559
As of March 31, 2019, total unrecognized compensation cost related to nonvested RSUs was $447.2 million, which will be amortized over a weighted-average period of 2.9 years.
Valuation Assumptions
The fair value of employee stock options was estimated on the date of grant using the following assumptions in the Black-Scholes option pricing model:

	Three Months Ended March 31,
	2019	2018
Fair value of common stock	$111.3 - $130.7	$33.01
Expected term (in years)	0.33 - 6.08	6.08
Expected volatility	48.3% - 66.5%	44.09%
Risk-free interest rate	2.4% - 2.5%	2.74%
Dividend rate	—%	—%
The following assumptions were used in the Monte Carlo simulation model to estimate the grant date fair value and the derived service period of the performance options:

Asset volatility	40%
Equity volatility	45%
Discount rate	14%
Stock price at grant date	$31.72
Stock-Based Compensation Expense
The Company recorded the total stock-based compensation expense as follows (in thousands). In the three months ended March 31, 2019, the stock-based compensation expense associated with awards assumed in SendGrid acquisition was $20.7 million.

	Three Months Ended March 31,
	2019	2018
Cost of revenue	$1,809	$222
Research and development	25,339	7,872
Sales and marketing	11,749	3,859
General and administrative	19,427	5,587
Total	$58,324	$17,540

15. Net Loss Per Share Attributable to Common Stockholders
Basic and diluted net loss per common share is presented in conformity with the two-class method required for participating securities.
Class A and Class B common stock are the only outstanding equity in the Company. The rights of the holders of Class A and Class B common stock are identical, except with respect to voting and conversion. Each share of Class A common stock is entitled to one vote per share and each share of Class B common stock is entitled to ten votes per share. Shares of Class B common stock may be converted into Class A common stock at any time at the option of the stockholder and are automatically converted into Class A common stock upon sale or transfer, subject to certain limited exceptions.
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
The following table sets forth the calculation of basic and diluted net loss per share attributable to common stockholders during the periods presented (in thousands, except share and per share data):

	Three Months Ended March 31,
	2019	2018
Net loss attributable to common stockholders	$(36,503)	$(23,729)
Weighted-average shares used to compute net loss per share attributable to common stockholders, basic and diluted	116,590,513	94,673,557
Net loss per share attributable to common stockholders, basic and diluted	$(0.31)	$(0.25)
The following outstanding shares of common stock equivalents were excluded from the calculation of the diluted net loss per share attributable to common stockholders because their effect would have been anti-dilutive:

	As of March 31,
	2019	2018
Stock options issued and outstanding	10,045,155	10,392,199
Nonvested restricted stock units issued and outstanding	8,813,737	7,106,203
Class A common stock reserved for Twilio.org	776,334	635,014
Class A common stock committed under 2016 ESPP	113,959	249,730
Conversion spread*	2,873,836	—
Unvested shares subject to repurchase	1,250	767
Total	22,624,271	18,383,913
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
16. Income Taxes

The Company recorded an income tax benefit of $51.7 million and income tax provision of $0.1 million for the three months ended March 31, 2019 and 2018, respectively. The tax benefit for the three months ended March 31, 2019, was primarily related to a partial release of valuation allowance, of which $49.2 million was directly related to the day one impact from the acquisition of SendGrid. In connection with the SendGrid acquisition, the Company recorded a net deferred tax liability which provides an additional source of taxable income to support the realization of the pre-existing deferred tax assets and, accordingly, during the three months ended March 31, 2019, the Company released a total of $51.6 million of its U.S. valuation allowance. The Company continues to maintain a valuation allowance for its U.S. Federal and state net deferred tax assets. The tax expense for the three months ended March 31, 2018 was primarily due to foreign and state income tax expense.

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
Overview
We are the leader in the Cloud Communications Platform category. We enable developers to build, scale and operate real‑time communications within their software applications via our simple‑to‑use Application Programming Interfaces (“APIs”). The power, flexibility, and reliability offered by our software building blocks empowers companies of virtually every shape and size to build world‑class engagement into their customer experience.
Our platform consists of three layers: our Engagement Cloud, Programmable Communications Cloud and Super Network. Our Engagement Cloud software is designed to address specific use cases like account security and contact centers and is a set of APIs that handles the higher level communication logic needed for nearly every type of customer engagement. These APIs are focused on the business challenges that a developer is looking to address, allowing our customers to more quickly and easily build better ways to engage with their customers throughout their journey. Our Programmable Communications Cloud software is a set of APIs that enables developers to embed voice, messaging, video and email capabilities into their applications. The Programmable Communications Cloud is designed to support almost all the fundamental ways humans communicate, unlocking innovators to address just about any communication market. The Super Network is our software layer that allows our customers’ software to communicate with connected devices globally. It interconnects with communications networks and inbox service providers around the world and continually analyzes data to optimize the quality and cost of communications that flow through our platform. The Super Network also contains a set of APIs that gives our customers access to more foundational components of our platform, like phone numbers.
As of March 31, 2019, our customers’ applications that are embedded with our products could reach users via voice, messaging, video, and email in nearly every country in the world. We support our global business through 28 cloud data centers in seven regions around the world and have developed contractual relationships with network service providers globally.
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
Once developers are introduced to our platform, we provide them with a low friction trial experience. By accessing our easy‑to‑adopt APIs, extensive self‑service documentation and customer support team, developers build our products into their applications and then test such applications through free trials. Once they have decided to use our products beyond the initial free trial period, customers provide their credit card information and only pay for the actual usage of our products. Historically, we have acquired the substantial majority of our customers through this self‑service model. As customers expand their usage of our platform, our relationships with them often evolve to include business leaders within their organizations. Once our customers reach a certain spending level with us, we support them with account executives or customer success advocates within our sales organization to ensure their satisfaction and expand their usage of our products.
We also supplement our self‑service model with a sales effort aimed at engaging larger potential customers, strategic leads and existing customers through a direct sales approach. To help increase awareness of our products in the enterprise, we have expanded our marketing efforts through programs like our Twilio Engage roadshow were we seek to bring business leaders and developers together to discuss the future of customer engagement. We have developed products to support this effort as well, like the Twilio Enterprise Plan, which provides capabilities for advanced security, access management and granular administration. Our sales organization targets technical leaders and business leaders who are seeking to leverage software to drive competitive differentiation. As we educate these leaders on the benefits of developing applications incorporating our products to differentiate their business, they often consult with their developers regarding implementation.

We believe that developers are often advocates for our products as a result of our developer‑focused approach. Our sales organization includes sales development, inside sales, field sales and sales engineering personnel.
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
We generate the substantial majority of our revenue from customers based on their usage of our software products that they have incorporated into their applications. In addition, our email API is offered on a monthly subscription basis and our Marketing Campaigns product is priced based on the number of email contacts stored on our platform and the number of monthly emails sent to those contacts through our Email API. Also, customers using our Programmable Messaging or Programmable Voice APIs typically purchase one or more telephone numbers from us, for which we charge a monthly flat fee per number. Some customers also choose to purchase various levels of premium customer support for a monthly fee. Customers that register in our self‑service model typically pay upfront via credit card and draw down their balance as they purchase or use our products. Most of our customers draw down their balance in the same month they pay up front or are charged on a monthly subscription basis for our email-related products. As a result, our deferred revenue and customer deposits liability at any particular time is not a meaningful indicator of future revenue. As our customers’ usage grows, some of our customers enter into contracts and are invoiced monthly in arrears. Many of these customer contracts have terms of 12 months and typically include some level of minimum revenue commitment. Most customers with minimum revenue commitment contracts generate a significant amount of revenue in excess of their minimum revenue commitment in any period. Historically, the aggregate minimum commitment revenue from customers with whom we have contracts has constituted a minority of our revenue in any period, and we expect this to continue in the future.
Our developer‑focused products are delivered to customers and users through our Super Network, which uses software to optimize communications on our platform. We interconnect with communications networks and inbox service providers globally to deliver our products, and therefore we have arrangements with network service providers in many regions in the world. Historically, a substantial majority of our cost of revenue has been network service provider fees. We continue to optimize our network service provider coverage and connectivity through continuous improvements in routing and sourcing in order to lower the usage expenses we incur for network service provider fees. As we benefit from our platform optimization efforts, we sometimes pass these savings on to customers in the form of lower usage prices on our products in an effort to drive increased usage and expand the reach and scale of our platform. In the near term, we intend to operate our business to expand the reach and scale of our platform and to grow our revenue, rather than to maximize our gross margins.
We have achieved significant growth in recent periods. In the three months ended March 31, 2019 and the years ended December 31, 2018 and 2017, our revenue was $233.1 million, $650.1 million and $399.0 million, respectively. In the three months ended March 31, 2019 and the years ended December 31, 2018 and 2017, our 10 largest Active Customer Accounts generated an aggregate of 14%, 18% and 19%, respectively, of our total revenue. For the three months ended March 31, 2019 and years ended December 31, 2018 and 2017, among our 10 largest Active Customer Accounts we had three Variable Customer Accounts representing 5% of our total revenue in the three months ended March 31, 2019 and 8% of our total revenue in each of the years ended December 31, 2018 and 2017. In the three months ended March 31, 2019 and the years ended December 31, 2018 and 2017, our Base Revenue was $220.9 million, $593.0 million and $365.5 million, respectively, and our net loss was $36.5 million, $121.9 million and $63.7 million, respectively. See the section titled “-Key Business Metrics-Base Revenue” for a discussion of Base Revenue.
Acquisition of SendGrid
In February 2019, we acquired all outstanding shares of capital stock of SendGrid, Inc. ("SendGrid"), the leading email API platform, by issuing 23.6 million shares of our Class A common stock with a total value of $2,658.9 million and assuming all of the outstanding stock options and restricted stock units outstanding on the day of acquisition with a total value of $191.6 million, for a total purchase price of $2,850.5 million. Each equity award was exchanged for a similar type of our awards based on the conversion ratio provided in the Agreement and Plan of Merger and Reorganization, as amended ("Merger Agreement"). In the three months ended March 31, 2019, and year ended December 31, 2018, we incurred $12.4 million and $3.6 million, respectively, in expenses related to this acquisition.

Key Business Metrics

	Three Months Ended March 31,
	2019	2018
Number of Active Customer Accounts (as of end date of period)	154,797	53,985
Base Revenue (in thousands)	$220,885	$117,507
Base Revenue Growth Rate	88%	46%
Dollar-Based Net Expansion Rate	146%	132%
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
In the three months ended March 31, 2019 and the years ended December 31, 2018 and 2017, revenue from Active Customer Accounts represented over 99% of total revenue in each period.
Base Revenue. We monitor Base Revenue as one of the more reliable indicators of future revenue trends. Base Revenue consists of all revenue other than revenue from large Active Customer Accounts that have never entered into 12‑month minimum revenue commitment contracts with us, which we refer to as Variable Customer Accounts. While almost all of our customer accounts exhibit some level of variability in the usage of our products, based on our experience, we believe that Variable Customer Accounts are more likely to have significant fluctuations in usage of our products from period to period, and therefore that revenue from Variable Customer Accounts may also fluctuate significantly from period to period. This behavior is best evidenced by the decision of such customers not to enter into contracts with us that contain minimum revenue commitments, even though they may spend significant amounts on the use of our products, and they may be foregoing more favorable terms often available to customers that enter into committed contracts with us. This variability adversely affects our ability to rely upon revenue from Variable Customer Accounts when analyzing expected trends in future revenue.
For historical periods through March 31, 2016, we defined a Variable Customer Account as an Active Customer Account that (i) had never signed a minimum revenue commitment contract with us for a term of at least 12 months and (ii) had met or exceeded 1% of our revenue in any quarter in the periods presented through March 31, 2016. To allow for consistent period‑to‑period comparisons, in the event a customer account qualified as a Variable Customer Account as of March 31, 2016, or a previously Variable Customer Account ceased to be an Active Customer Account as of such date, we included such customer account as a Variable Customer Account in all periods presented. For reporting periods starting with the three months ended June 30, 2016, we define a Variable Customer Account as a customer account that (a) has been categorized as a Variable Customer Account in any prior quarter, as well as (b) any new customer account that (i) is with a customer that has never signed a minimum revenue commitment contract with us for a term of at least 12 months and (ii) meets or exceeds 1% of our revenue in a quarter. Once a customer account is deemed to be a Variable Customer Account in any period, it remains a Variable Customer Account in subsequent periods unless such customer enters into a minimum revenue commitment contract with us for a term of at least 12 months.
In the three months ended March 31, 2019 and the years ended December 31, 2018 and 2017, we had six Variable Customer Accounts, which represented 5%, 9% and 8%, respectively, of our total revenue.
Dollar‑Based Net Expansion Rate. Our ability to drive growth and generate incremental revenue depends, in part, on our ability to maintain and grow our relationships with existing Active Customer Accounts and to increase their use of the platform. An important way in which we track our performance in this area is by measuring the Dollar‑Based Net Expansion Rate for our Active Customer Accounts, other than our Variable Customer Accounts. Our Dollar‑Based Net Expansion Rate increases when such Active Customer Accounts increase usage of a product, extend usage of a product to new applications or adopt a new product. Our Dollar‑Based Net Expansion Rate decreases when such Active Customer Accounts cease or reduce usage of a product or when we lower usage prices on a product. As our customers grow their businesses and extend the use of our platform, they sometimes create multiple customer accounts with us for operational or other reasons. As such, for reporting periods starting with the three months ended December 31, 2016, when we identify a significant customer organization

(defined as a single customer organization generating more than 1% of our revenue in a quarterly reporting period) that has created a new Active Customer Account, this new Active Customer Account is tied to, and revenue from this new Active Customer Account is included with, the original Active Customer Account for the purposes of calculating this metric. We believe measuring our Dollar‑Based Net Expansion Rate on revenue generated from our Active Customer Accounts, other than our Variable Customer Accounts, provides a more meaningful indication of the performance of our efforts to increase revenue from existing customers.
Our Dollar‑Based Net Expansion Rate compares the revenue from Active Customer Accounts, other than Variable Customer Accounts, in a quarter to the same quarter in the prior year. To calculate the Dollar‑Based Net Expansion Rate, we first identify the cohort of Active Customer Accounts, other than Variable Customer Accounts, that were Active Customer Accounts in the same quarter of the prior year. The Dollar‑Based Net Expansion Rate is the quotient obtained by dividing the revenue generated from that cohort in a quarter, by the revenue generated from that same cohort in the corresponding quarter in the prior year. When we calculate Dollar‑Based Net Expansion Rate for periods longer than one quarter, we use the average of the applicable quarterly Dollar‑Based Net Expansion Rates for each of the quarters in such period.
Key Components of Statements of Operations
Revenue. We derive our revenue primarily from usage‑based fees earned from customers using the software products within our Engagement Cloud and Programmable Communications Cloud. These usage‑based software products include offerings, such as Programmable Voice, Programmable Messaging and Programmable Video. Some examples of the usage‑based fees for which we charge include minutes of call duration activity for our Programmable Voice products, number of text messages sent or received using our Programmable Messaging products and number of authentications for our Account Security products. In the three months ended March 31, 2019 and the years ended December 31, 2018 and 2017. We generated 76%, 84% and 83% of our revenue, respectively, from usage‑based fees. We also earn monthly flat fees from certain fee‑based products, such as our Email API, Marketing Campaigns, Flex seats, telephone numbers, short codes and customer support.
Customers typically pay upfront via credit card in monthly prepaid amounts and draw down their balances as they purchase or use our products. As customers grow their usage of our products, they automatically receive tiered usage discounts. Our larger customers often enter into contracts, for at least 12 months that contain minimum revenue commitments, which may contain more favorable pricing. Customers on such contracts typically are invoiced monthly in arrears for products used.
Amounts that have been charged via credit card or invoiced are recorded in accounts receivable and in revenue, deferred revenue or customer deposits, depending on whether the revenue recognition criteria have been met. Given that our credit card prepayment amounts tend to be approximately equal to our credit card consumption amounts in each period, customers are charged on a monthly subscription basis for our Email-related products, and that we do not have many invoiced customers on pre‑payment contract terms, our deferred revenue and customer deposits liability at any particular time is not a meaningful indicator of future revenue.
We define U.S. revenue as revenue from customers with IP addresses at the time of registration in the United States, and we define international revenue as revenue from customers with IP addresses at the time of registration outside of the United States.
Cost of Revenue and Gross Margin. Cost of revenue consists primarily of fees paid to network service providers. Cost of revenue also includes cloud infrastructure fees, personnel costs, such as salaries and stock‑based compensation for our customer support employees, and non‑personnel costs, such as depreciation and amortization expense related to data centers and hosting equipment, amortization of capitalized internal use software development costs and amortization of acquired intangibles. Our arrangements with network service providers require us to pay fees based on the volume of phone calls initiated or text messages sent, as well as the number of telephone numbers acquired by us to service our customers. Our arrangements with our cloud infrastructure provider require us to pay fees based on our server capacity consumption.
Our gross margin has been and will continue to be affected by a number of factors, including the timing and extent of our investments in our operations, our product mix, our ability to manage our network service provider and cloud infrastructure‑related fees, the mix of U.S. revenue compared to international revenue, the timing of amortization of capitalized software development costs and acquired intangibles and the extent to which we periodically choose to pass on our cost savings from platform optimization efforts to our customers in the form of lower usage prices.
Operating Expenses. The most significant components of operating expenses are personnel costs, which consist of salaries, benefits, bonuses and stock‑based compensation. We also incur other non‑personnel costs related to our general overhead expenses. We expect that our operating costs will increase in absolute dollars as we add additional employees and invest in our infrastructure to grow our business.
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
We focus our sales and marketing efforts on generating awareness of our company, platform and products through our developer evangelist team and self‑service model, creating sales leads and establishing and promoting our brand, both domestically and internationally. We plan to continue investing in sales and marketing by increasing our sales and marketing headcount, supplementing our self‑service model with an enterprise sales approach, expanding our sales channels, driving our go‑to‑market strategies, building our brand awareness and sponsoring additional marketing events.
General and Administrative. General and administrative expenses consist primarily of personnel costs for our accounting, finance, legal, human resources and administrative support personnel and executives. General and administrative expenses also include costs related to business acquisitions, legal and other professional services fees, sales and other taxes, depreciation and amortization and an allocation of our general overhead expenses. We expect that we will incur costs associated with supporting the growth of our business and to meet the increased compliance requirements associated with our international expansion.
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
Provision for Income Taxes. Our income tax provision or benefit for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items occurring in the quarter. The primary difference between our effective tax rate and the federal statutory rate relates to the net operating losses in jurisdictions with a valuation allowance or a zero tax rate, and the income tax benefit recorded in connection with our SendGrid acquisition.
Non-GAAP Financial Measures
We use the following non‑GAAP financial information, collectively, to evaluate our ongoing operations and for internal planning and forecasting purposes. We believe that non‑GAAP financial information, when taken collectively, may be helpful to investors because it provides consistency and comparability with past financial performance, facilitates period‑to‑period comparisons of results of operations, and assists in comparisons with other companies, many of which use similar non‑GAAP financial information to supplement their GAAP results. Non‑GAAP financial information is presented for supplemental informational purposes only, should not be considered a substitute for financial information presented in accordance with generally accepted accounting principles, and may be different from similarly‑titled non‑GAAP measures used by other companies. Whenever we use a non‑GAAP financial measure, a reconciliation is provided to the most closely applicable financial measure stated in accordance with generally accepted accounting principles. Investors are encouraged to review the related GAAP financial measures and the reconciliation of these non‑GAAP financial measures to their most directly comparable GAAP financial measures.
Non‑GAAP Gross Profit and Non‑GAAP Gross Margin. For the periods presented, we define non‑GAAP gross profit and non‑GAAP gross margin as GAAP gross profit and GAAP gross margin, respectively, adjusted to exclude stock‑based compensation and amortization of acquired intangibles.

	Three Months Ended March 31,
	2019	2018
	(In thousands)
Reconciliation:
Gross profit	$126,050	$69,534
Non-GAAP adjustments:
Stock-based compensation	1,809	222
Amortization of acquired intangibles	8,460	1,198
Non-GAAP gross profit	$136,319	$70,954
Non-GAAP gross margin	58%	55%
Non‑GAAP Operating Expenses. For the periods presented, we define non‑GAAP operating expenses (including categories of operating expenses) as GAAP operating expenses (and categories of operating expenses) adjusted to exclude, as applicable, stock‑based compensation, amortization of acquired intangibles, acquisition‑related expenses and payroll taxes related to stock‑based compensation.

	Three Months Ended March 31,
	2019	2018
	(In thousands)
Reconciliation:
Operating expenses	$213,638	$93,791
Non-GAAP adjustments:
Stock-based compensation	(56,515)	(17,318)
Amortization of acquired intangibles	(5,156)	(262)
Acquisition-related expenses	(12,543)	—
Payroll taxes related to stock-based compensation	(6,468)	(564)
Non-GAAP operating expenses	$132,956	$75,647

Non‑GAAP Income (Loss) from Operations and Non‑GAAP Operating Margin. For the periods presented, we define non‑GAAP income (loss) from operations and non‑GAAP operating margin as GAAP loss from operations and GAAP operating margin, respectively, adjusted to exclude, as applicable, stock‑based compensation, amortization of acquired intangibles, acquisition‑related expenses and payroll taxes related to stock‑based compensation.

	Three Months Ended March 31,
	2019	2018
	(In thousands)
Reconciliation:
Loss from operations	$(87,588)	$(24,257)
Non-GAAP adjustments:
Stock-based compensation	58,324	17,540
Amortization of acquired intangibles	13,616	1,460
Acquisition-related expenses	12,543	—
Payroll taxes related to stock-based compensation	6,468	564
Non-GAAP income (loss) from operations	$3,363	$(4,693)
Non-GAAP operating margin	1%	(4)%
Results of Operations

The following tables set forth our results of operations for the periods presented and as a percentage of our total revenue for those periods. The period-to-period comparison of our historical results are not necessarily indicative of the results that may be expected in the future.

	Three Months Ended March 31,
	2019	2018
	(In thousands)
Condensed Consolidated Statements of Operations Data:
Revenue	$233,139	$129,116
Cost of revenue (1) (2)	107,089	59,582
Gross profit	126,050	69,534
Operating expenses:
Research and development (1) (2)	77,855	37,576
Sales and marketing (1) (2)	71,607	32,822
General and administrative (1) (2)	64,176	23,393
Total operating expenses	213,638	93,791
Loss from operations	(87,588)	(24,257)
Other (expenses) income, net	(636)	665
Loss before benefit (provision) for income taxes	(88,224)	(23,592)
Benefit (provision) for income taxes	51,721	(137)
Net loss attributable to common stockholders	$(36,503)	$(23,729)
____________________________________
(1)Includes stock-based compensation expense as follows:

	Three Months Ended March 31,
	2019	2018
	(In thousands)
Cost of revenue	$1,809	$222
Research and development	25,339	7,872
Sales and marketing	11,749	3,859
General and administrative	19,427	5,587
Total	$58,324	$17,540
____________________________________
(2)Includes amortization of acquired intangibles as follows:

	Three Months Ended March 31,
	2019	2018
	(In thousands)
Cost of revenue	$8,460	$1,198
Research and development	—	22
Sales and marketing	5,003	220
General and administrative	153	20
Total	$13,616	$1,460

	Three Months Ended March 31,
	2019	2018
Condensed Consolidated Statements of Operations, as a percentage of revenue:**
Revenue	100%	100%
Cost of revenue	46%	46%
Gross profit	54%	54%
Operating expenses:
Research and development	33%	29%
Sales and marketing	31%	25%
General and administrative	28%	18%
Total operating expenses	92%	73%
Loss from operations	(38%)	(19%)
Other (expenses) income, net	*	1%
Loss before benefit (provision) for income taxes	(38%)	(18%)
Benefit (provision) for income taxes	22%	*
Net loss attributable to common stockholders	(16%)	(18%)
_____________________________________________
*    Less than 0.5% of revenue.
**    Columns may not add up to 100% due to rounding.

Comparison of the Three Months Ended March 31, 2019 and 2018
Revenue

	Three Months Ended March 31,
	2019	2018	Change
	(Dollars in thousands)
Base Revenue	$220,885	117,507	$103,378	88%
Variable Revenue	12,254	11,609	645	6%
Total Revenue	$233,139	$129,116	$104,023	81%
In the three months ended March 31, 2019, Base Revenue increased by $103.4 million, or 88%, compared to the same period last year, and represented 95% and 91% of total revenue in the three months ended March 31, 2019 and 2018, respectively. This increase was primarily attributable to an increase in the usage of our products, particularly our Programmable Messaging products and Programmable Voice products, the adoption of additional products by our existing customers, and revenue contribution from our acquisition of SendGrid for the period from February 1, 2019, through March 31, 2019. This increase was partially offset by pricing decreases that we have implemented over time in the form of lower usage prices, in an effort to increase the reach and scale of our platform. The changes in usage and price in the three months ended March 31, 2019 were reflected in our Dollar‑Based Net Expansion Rate of 146%. The increase in usage was also attributable to a 187% increase in the number of Active Customer Accounts, from 53,985 as of March 31, 2018 to 154,797 as of March 31, 2019, primarily due to our acquisition of SendGrid.
In the three months ended March 31, 2019, Variable Revenue increased by $0.6 million, or 6%, compared to the same period last year, and represented 5% and 9% of total revenue in the three months ended March 31, 2019 and 2018, respectively. This increase was primarily attributable to the increase in the usage of products by our existing Variable Customer Accounts.
U.S. revenue and international revenue represented $166.6 million or 71% , and $66.6 million, or 29%, respectively, of total revenue in the three months ended March 31, 2019, compared to $98.6 million, or 76%, and $30.5 million, or 24%, respectively, of total revenue in the three months ended March 31, 2018. The increase in international revenue was attributable to the growth in usage of our products, particularly our Programmable Messaging products and Programmable Voice products, by our existing international Active Customer Accounts; a 242% increase in the number of international Active Customer Accounts driven in part by our focus on expanding our sales to customers outside of the United States; and revenue contribution from our acquisition of SendGrid for the period from February 1, 2019, through March 31, 2019.
Cost of Revenue and Gross Margin

	Three Months Ended March 31,
	2019	2018	Change
	(Dollars in thousands)
Cost of revenue	$107,089	$59,582	$47,507	80%
Gross margin	54%	54%
In the three months ended March 31, 2019, cost of revenue increased by $47.5 million, or 80%, compared to the same period last year. The increase in cost of revenue was primarily attributable to a $30.7 million increase in network service providers’ costs, a $7.9 million increase in amortization expense primarily related to the acquired intangible assets and a $3.9 million increase in cloud infrastructure fees, both to support the growth in usage of our products, and a .
In the three months ended March 31, 2019, gross margin percentage remained stable compared to the three months ended March 31, 2018. An increasing mix of international product usage, an increase in network service provider fees in certain geographies and an increase in amortization expense related to acquired intangible assets were largely offset by operational improvements and product mix.
Operating Expenses

	Three Months Ended March 31,
	2019	2018	Change
	(Dollars in thousands)
Research and development	$77,855	$37,576	$40,279	107%
Sales and marketing	71,607	32,822	38,785	118%
General and administrative	64,176	23,393	40,783	174%
Total operating expenses	$213,638	$93,791	$119,847	128%
In the three months ended March 31, 2019, research and development expenses increased by $40.3 million, or 107%, compared to the same period last year. The increase was primarily attributable to a $33.4 million increase in personnel costs, net of a $1.3 million increase in capitalized software development costs, largely as a result of a 66% average increase in our research and development headcount, including the impact of growth in headcount as a result of our SendGrid acquisition, as we continued to focus on enhancing our existing products and introducing new products, as well as enhancing product management and other technical functions. The increase was also due to a $2.4 million increase in facilities expense to accommodate the growth in our headcount, a $0.6 million increase in cloud infrastructure fees to support the staging and development of our products, and a $0.6 million increase in outsourced engineering services. In addition, the three months ended March 31, 2019, included research and development expenses from our acquired Twilio SendGrid business from February 1, 2019, through the end of the period.
In the three months ended March 31, 2019, sales and marketing expenses increased by $38.8 million, or 118%, compared to the same period last year. The increase was primarily attributable to a $21.4 million increase in personnel costs, largely as a result of a 86% average increase in sales and marketing headcount, including the impact of growth in headcount as a result of our acquisition of SendGrid, as we continued to expand our sales efforts in the United States and internationally, a $4.8 million increase in amortization expense attributed mainly to acquired intangible assets, a $3.2 million increase in advertising expenses, a $2.5 million increase in facilities expense, a $1.2 million increase in credit card fees due to increased transaction volumes and a $0.6 million increase in the expenses related to our brand awareness programs. In addition, the three months ended March 31, 2019, included sales and market expenses from the acquired Twilio SendGrid business from February 1, 2019, through the end of the period.

In the three months ended March 31, 2019, general and administrative expenses increased by $40.8 million, or 174%, compared to the same period last year. The increase was primarily attributable to a $21.3 million increase in personnel costs, largely as a result of a 80% average increase in general and administrative headcount, including the impact of growth in headcount as a result of our acquisition of SendGrid, to support the growth of our business domestically and internationally, a $12.6 million increase in professional expenses specifically related to our business acquisitions as described in Note 6 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10‑Q and a $1.7 million increase in facilities related expenses. In addition, the three months ended March 31, 2019, included general and administrative expenses from the acquired Twilio SendGrid business from February 1, 2019, through the end of the period.

Liquidity and Capital Resources
To date, our principal sources of liquidity have been (i) the net proceeds of $155.5 million and $64.4 million, net of underwriting discounts and offering expenses, from our initial public offering in June 2016 and our follow‑on public offering in October 2016, respectively; (ii) the net proceeds we received through private sales of equity securities; (iii) the net proceeds of approximately $537.0 million, after deducting purchaser discounts and debt issuance costs paid by us, from issuance of the Notes, as described in Note 9 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q; and (iv) the payments received from customers using our products. From our inception through March 31, 2016, we completed several rounds of equity financing through the sale of our convertible preferred stock for total net proceeds of $237.1 million.
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
Cash Flows
The following table summarizes our cash flows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2019	2018
Cash (used in) provided by operating activities	$(9,113)	$16,936
Cash used in investing activities	(130,201)	(20,940)
Cash provided by financing activities	12,811	6,307
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	148
Net (decrease) increase in cash, cash equivalents and restricted cash	$(126,503)	$2,451
Cash Flows from Operating Activities
In the three months ended March 31, 2019, cash used in operating activities consisted primarily of our net loss of $36.5 million adjusted for non-cash items, including $58.3 million of stock-based compensation expense, $51.6 million of tax benefit related to our acquisition of SendGrid, $21.2 million of depreciation and amortization expense, $5.8 million amortization of the debt discount and issuance costs related to our Notes and $10.8 million of cumulative changes in operating assets and liabilities. With respect to changes in operating assets and liabilities, accounts payable and other current liabilities increased $5.5 million primarily due to increases in transaction volumes. Deferred revenue and customer deposits increased $0.4 million due to increases in transaction volumes and timing of customer prepayments. Accounts receivable and prepaid expenses increased $9.7 million primarily due to the timing of cash receipts from certain of our larger customers, pre-payments for cloud infrastructure fees and certain operating expenses.

Cash Flows from Investing Activities
In the three months ended March 31, 2019, cash used in investing activities was $130.2 million primarily consisting of $279.0 million of purchases of marketable securities, net of maturities and sales, $156.8 million of cash acquired through a business combination as described in Note 6 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, $5.4 million related to capitalized software development costs, and $2.7 million in purchases of property and equipment.
Cash Flows from Financing Activities
In the three months ended March 31, 2019, cash provided by financing activities was $12.8 million primarily consisting of $15.3 million proceeds from stock options exercised by our employees.
Critical Accounting Policies and Estimates
Our unaudited condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America. The preparation of these unaudited condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Our actual results could differ from these estimates.
We believe that the accounting policies, assumptions and estimates associated with revenue recognition, business combinations, stock-based compensation and capitalization of our internal-use software development costs have the greatest potential impact on our unaudited condensed consolidated financial statements. Therefore, we consider these to be our critical accounting policies and estimates.
Business Combinations

Accounting for business combinations requires us to make significant estimates and assumptions, especially at the acquisition date with respect to tangible and intangible assets acquired and liabilities assumed. We use our best estimates and assumptions to accurately assign fair value to the tangible and intangible assets acquired and liabilities assumed at the acquisition date as well as the useful lives of those acquired intangible assets. Examples of critical estimates in valuing certain of the intangible assets and goodwill we have acquired include but are not limited to future expected cash flows from acquired developed technologies; the acquired company’s trade name and existing customer relationships, as well as assumptions about the period of time the acquired trade name will continue to be used in our offerings; uncertain tax positions and tax related valuation allowances assumed; and discount rates. Unanticipated events and circumstances may occur that may affect the accuracy or validity of such assumptions, estimates or actual results.

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
Contractual Obligations and Other Commitments
Our principal commitments consist of obligations under our operating leases for office space and contractual commitments to our cloud infrastructure and network service providers. In the three months ended March 31, 2019, we entered into a 24 month non-cancelable agreement with a cloud services vendor for a total commitment of $1.4 million. Additionally, as a result of our acquisition of SendGrid, we assumed a non-cancelable cloud services vendor contract with a remaining value of $22.4 million and a remaining term of three years.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk
We are exposed to certain market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities as follows:
Interest Rate Risk
We had cash and cash equivalents of $377.7 million and marketable securities of $541.2 million as of March 31, 2019. Cash and cash equivalents consist of bank deposits and money market funds. Marketable securities consist primarily of U.S. treasury securities and high credit quality corporate debt securities. The cash and cash equivalents and marketable securities are held for working capital purposes. Such interest‑earning instruments carry a degree of interest rate risk. To date, fluctuations in interest income have not been significant. The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. Due to the short‑term nature of our investments, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. A hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our unaudited consolidated financial statements.
In May 2018, we issued $550.0 million aggregate principal amount of Notes. The fair market value of the Notes is affected by our stock price. The fair value of the Notes will generally increase as our common stock price increases and will generally decrease as our common stock price declines in value. In addition, the fair market value of the Notes are exposed to interest rate risk. Generally, the fair market value of our fixed interest rate Notes will increase as interest rates fall and decrease as interest rates rise. Additionally, on our balance sheet we carry the Notes at face value less unamortized discount and debt issuance cost, and we present the fair value for required disclosure purposes only.
Currency Exchange Risks
The functional currency of our foreign subsidiaries is the U.S. dollar. The local currencies of our foreign subsidiaries are the British pound, the Euro, the Colombian peso, the Singapore dollar, the Hong Kong dollar, the Swedish Krona and the Czech Koruna. Our subsidiaries remeasure monetary assets and liabilities at period-end exchange rates, while non-monetary items are remeasured at historical rates. Revenue and expense accounts are remeasured at the average exchange rate in effect during the year. If there is a change in foreign currency exchange rates, the conversion of our foreign subsidiaries’ financial statements into U.S. dollars would result in a realized gain or loss which is recorded in our unaudited condensed consolidated statements of operations. We do not currently engage in any hedging activity to reduce our potential exposure to currency fluctuations, although we may choose to do so in the future. A hypothetical 10% change in foreign exchange rates during any of the periods presented would not have had a material impact on our unaudited condensed consolidated financial statements.
Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10‑Q.
Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2019, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
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
Inherent Limitations on Effectiveness of Controls

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost‑effective control system, misstatements due to error or fraud may occur and not be detected.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
On April 30, 2015 and March 28, 2016, Telesign Corporation (“Telesign”) filed lawsuits (which were subsequently consolidated) against us in the United States District Court, Central District of California (“Telesign I/II”). Telesign alleges in Telesign I/II that we are infringing four U.S. patents that it holds: U.S. Patent No. 7,945,034 (“034”), U.S. Patent No. 8,462,920 (“920”), U.S. Patent No. 8,687,038 (“038”) and U.S. Patent No. 9,300,792 (“792”). The consolidated Telesign I/II actions have been transferred to the United States District Court, Northern District. The patent infringement allegations in the lawsuit relate to our two‑factor authentication use case, Authy, and an API tool to find information about a phone number. Telesign seeks, among other things, to enjoin us from allegedly infringing the patents, along with damages for lost profits and damages based on a reasonable royalty.
On March 8, 2017, in response to a petition by us, the U.S. Patent and Trademark Officer (“PTO”) issued an order instituting an inter partes review for the ‘792 patent. On March 6, 2018, the PTO found all claims challenged by us in the inter partes review unpatentable. Telesign did not appeal the PTO's decision and it is final. On October 19, 2018, the district court granted our motion that all remaining asserted claims of the asserted patents are invalid under 35 U.S.C. § 101 and entered judgment in our favor. On November 8, 2018, Telesign appealed the judgment to the United States Court of Appeals for the Federal Circuit where the case is now pending. Based on, among other things, final judgment being entered by the district court in our favor, we do not believe a loss is reasonably possible or estimable.
On December 1, 2016, we filed a patent infringement lawsuit against Telesign in the United States District Court, Northern District of California (“Telesign III”), alleging indirect infringement of United States Patent No. 8,306,021 (“021”), United States Patent No. 8,837,465 (“465”), United States Patent No. 8,755,376 (“376”), United States Patent No. 8,736,051 (“051”), United States Patent No. 8,737,962 (“962”), United States Patent No. 9,270,833 (“833”), and United States Patent No. 9,226,217 (“217”). Telesign filed a motion to dismiss the complaint on January 25, 2017. In two orders, issued on March 31, 2017 and April 17, 2017, the court granted Telesign’s motion to dismiss with respect to the ‘962, ‘833, ‘051 and ‘217 patents, but denied Telesign’s motion to dismiss as to the ‘021, ‘465 and ‘376 patents. On August 23, 2017, Telesign petitioned the U.S. Patent and Trademark Office (“U.S. PTO”) for inter partes review of the ‘021, ‘465, and ‘376 patents. On March 9, 2018, the PTO denied Telesign’s petition for inter partes review of the ‘021 patent and granted Telesign’s petitions for inter partes review of the ‘465 and ‘376 patents. On March 6, 2019, the PTO found all claims challenged by Telesign in the inter partes review unpatentable. We have appealed the decisions to the United States Court of Appeals for the Federal Circuit. Telesign III is currently stayed pending resolution of the inter partes reviews (and appeals from them) of the ‘465 and ‘376 patents. We are seeking a judgment of infringement, a judgment of willful infringement, monetary and injunctive relief, enhanced damages, and an award of costs and expenses against Telesign.
On February 18, 2016, a putative class action complaint was filed in the Alameda County Superior Court in California, entitled Angela Flowers v. Twilio Inc. The complaint alleges that our products permit the interception, recording and disclosure of communications at a customer’s request and are in violation of the California Invasion of Privacy Act. The complaint seeks injunctive relief as well as monetary damages. On January 2, 2018, the court issued an order granting in part and denying in part the plaintiff’s class certification motion. The court certified two classes of individuals who, during specified time periods, allegedly sent or received certain communications involving the accounts of three of our customers that were recorded. Following mediation, on January 7, 2019, the parties signed a long‑form settlement agreement, providing for a payment of $10 million into a common fund and injunctive relief involving certain updates to Twilio’s Acceptable Use Policy and customer documentation. On January 15, 2019, the court entered an order granting preliminary approval of the settlement, and the parties signed an amended settlement agreement to conform to the court’s order. A final approval hearing is scheduled for June 11, 2019. Given insurance coverage, we continue to estimate our potential liability in the Flowers matter to be $1.7 million and carry this reserved amount in our unaudited condensed consolidated balance sheet as of March 31, 2019, presented elsewhere in this Quarterly Report on Form 10‑Q.
On September 1, 2015, Twilio was named as a defendant in a First Amended Complaint in a putative class action captioned Jeremy Bauman v. David Saxe, et al. pending in the United States District Court, District of Nevada relating to the alleged sending of unsolicited text messages to the plaintiffs and putative class members. The Company filed a motion to dismiss, which was granted, and on September 20, 2016 the plaintiff filed a Second Amended Complaint with additional allegations that the Company violated the Telephone Consumer Protection Act (“TCPA”), and the Nevada Deceptive Trade Practices Act (“NDTPA”), NRS 41.600(2)(e). On January 10, 2019, the court granted Plaintiffs’ motion for class certification under the TCPA and denied plaintiff’s request to certify a class under the NDTPA. On February 13, 2019, the court issued an order denying Twilio’s motion to dismiss as to Plaintiffs’ TCPA claim and granting dismissal as to Plaintiffs’ NDTPA claim.

The Company intends to vigorously defend itself against and believes it has meritorious defenses to this lawsuit. It is too early in these matters to reasonably predict the probability of the outcomes or to estimate the range of possible loss, if any.
SendGrid Stockholder Litigation
On December 5, 2018, purported stockholders of SendGrid filed putative class action complaints in the United States District Court for the District of Delaware, Rosenblatt v. SendGrid, Inc., et al., Case No. 1:18‑cv‑01931‑UNA (the “Rosenblatt Complaint”), and in the United States District Court for the District of Colorado, Chen v. SendGrid, Inc., et al., Case No. 1:18‑cv‑03131‑MEH (the “Chen Complaint”), against SendGrid, the individual members of the SendGrid board of directors (the “Individual Defendants”), Twilio and Topaz Merger Subsidiary, Inc. Thereafter, on December 19, 2018 and January 3, 2019, purported stockholders of SendGrid filed putative class action complaints against SendGrid and the Individual Defendants in the United States District Court for the District of Colorado, respectively, Bushansky v. SendGrid, Inc., et al., 1:18‑cv‑03260‑SKC (the “Bushansky Complaint”), and Conner v. SendGrid, Inc., et al., 1:19‑cv‑00016‑PAB‑SKC (the “Conner Complaint”). As of February 11, 2019, all four complaints have been voluntarily dismissed.
Among other things, the Rosenblatt Complaint alleged that SendGrid and the Individual Defendants misrepresented and/or omitted material information in a registration statement on Form S‑4, rendering it false and misleading and in violation of the Exchange Act and related regulations. In addition, the Rosenblatt Complaint alleged that the Individual Defendants and Twilio acted as controlling persons within the meaning and in violation of Section 20(a) of the Exchange Act to influence and control the dissemination of the allegedly defective registration statement on Form S‑4. The Rosenblatt Complaint sought, among other things, rescission of the merger or rescissory damages, an order directing the SendGrid board of directors to file a registration statement on Form S‑4 that does not contain any untrue statements of material fact and states all material facts, a declaration that the defendants violated Sections 14(a) and/or 20(a) of the Exchange Act and Rule 14a‑9 promulgated thereunder and an award of plaintiff costs, including reasonable attorneys’ and experts’ fees. On February 11, 2019, the Rosenblatt Complaint was voluntarily dismissed.
Among other things, the Chen Complaint alleged that the defendants misrepresented and/or omitted material information in a registration statement on Form S‑4, rendering it false and misleading and in violation of the Exchange Act and related regulations. In addition, the Chen Complaint alleged that the Individual Defendants acted as controlling persons within the meaning and in violation of Section 20(a) of the Exchange Act to influence and control the dissemination of the allegedly defective Form S‑4. The Chen Complaint also alleged that the Individual Defendants breached their fiduciary duties to SendGrid stockholders, and that the other defendants aided and abetted such breaches, by seeking to sell SendGrid through an allegedly unfair process and for an unfair price and on unfair terms, and by failing to disclose all material information. The Chen Complaint sought, among other things, rescission of the merger or rescissory damages, an order directing the SendGrid board of directors to commence a new sale process, a declaration that the merger agreement was agreed to in breach of the Individual Defendants’ fiduciary duties and is therefore unlawful and unenforceable, an order directing the defendants to account to the putative class for damages allegedly sustained, and an award of plaintiff costs, including reasonable attorneys’ and experts’ fees. On February 4, 2019, the Chen Complaint was voluntarily dismissed.
Among other things, the Bushansky and Conner Complaints alleged that SendGrid and the Individual Defendants misrepresented and/or omitted material information in a Schedule 14A Definitive Proxy Statement, rendering it false and misleading and in violation of the Exchange Act and related regulations. In addition, the Bushansky and Conner Complaints alleged that the Individual Defendants acted as controlling persons within the meaning and in violation of Section 20(a) of the Exchange Act to influence and control the dissemination of the allegedly defective Schedule 14A Definitive Proxy Statement. The Bushansky and Conner Complaints sought, among other things, rescission of the merger or rescissory damages, and an award of plaintiff costs, including reasonable attorneys’ and experts’ fees. On February 4, 2019, the Bushansky Complaint was voluntarily dismissed. On February 11, 2019, the Conner Complaint was voluntarily dismissed.
In addition to the litigation discussed above, from time to time, we may be subject to legal actions and claims in the ordinary course of business. We have received, and may in the future continue to receive, claims from third parties asserting, among other things, infringement of their intellectual property rights. Future litigation may be necessary to defend ourselves, our partners and our customers by determining the scope, enforceability and validity of third‑party proprietary rights, or to establish our proprietary rights. The results of any current or future litigation cannot be predicted with certainty, and regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors.

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
We were founded in 2008, and we have been developing and providing a cloud‑based platform that enables developers and organizations to integrate voice, messaging video and email communications capabilities into their software applications. This market is relatively new and unproven and is subject to a number of risks and uncertainties. We believe that our revenue currently constitutes a significant portion of the total revenue in this market, and therefore, we believe that our future success will depend in large part on the growth, if any, of this market. The utilization of APIs by developers and organizations to build communications functionality into their applications is still relatively new, and developers and organizations may not recognize the need for, or benefits of, our products and platform. Moreover, if they do not recognize the need for and benefits of our products and platform, they may decide to adopt alternative products and services to satisfy some portion of their business needs. In order to grow our business and extend our market position, we intend to focus on educating developers and other potential customers about the benefits of our products and platform, expanding the functionality of our products and bringing new technologies to market to increase market acceptance and use of our platform. Our ability to expand the market that our products and platform address depends upon a number of factors, including the cost, performance and perceived value associated with such products and platform. The market for our products and platform could fail to grow significantly or there could be a reduction in demand for our products as a result of a lack of developer acceptance, technological challenges, competing products and services, decreases in spending by current and prospective customers, weakening economic conditions and other causes. If our market does not experience significant growth or demand for our products decreases, then our business, results of operations and financial condition could be adversely affected.
We have a history of losses and we are uncertain about our future profitability.
We have incurred net losses in each year since our inception, including net losses of $36.5 million, $121.9 million and $63.7 million in the three months ended March 31, 2019, and the years ended December 31, 2018 and 2017, respectively. We had an accumulated deficit of $408.2 million of March 31, 2019. We expect to continue to expend substantial financial and other resources on, among other things:

•	investments in our engineering team, improvements in security and data protection, the development of new products, features and functionality and enhancements to our platform;

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
We have experienced substantial growth in our business since inception. For example, our headcount has grown from 1,027 employees on March 31, 2018 to 2,114 employees on March 31, 2019. In addition, we are rapidly expanding our international operations. Our international headcount grew from 227 employees as of March 31, 2018 to 395 employees as of March 31, 2019. We expect to continue to expand our international operations in the future. We have also experienced significant growth in the number of customers, usage and amount of data that our platform and associated infrastructure support. This growth has placed and may continue to place significant demands on our corporate culture, operational infrastructure and management.
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
Our results of operations, including the levels of our revenue, cost of revenue, gross margin and operating expenses, have fluctuated from quarter to quarter in the past and may continue to vary significantly in the future. These fluctuations are a result of a variety of factors, many of which are outside of our control, may be difficult to predict and may or may not fully reflect the underlying performance of our business. If our quarterly results of operations fall below the expectations of investors or securities analysts, then the trading price of our Class A common stock could decline substantially. Some of the important factors that may cause our results of operations to fluctuate from quarter to quarter include:

•	our ability to retain and increase revenue from existing customers and attract new customers;

•	fluctuations in the amount of revenue from our Variable Customer Accounts and our larger Base Customer Accounts;

•	our ability to attract and retain enterprises and international organizations as customers;

•	our ability to introduce new products and enhance existing products;

•	competition and the actions of our competitors, including pricing changes and the introduction of new products, services and geographies;

•	the number of new employees;

•	changes in network service provider fees that we pay in connection with the delivery of communications on our platform;

•	changes in cloud infrastructure fees that we pay in connection with the operation of our platform;

•	changes in our pricing as a result of our optimization efforts or otherwise;

•	reductions in pricing as a result of negotiations with our larger customers;

•	the rate of expansion and productivity of our sales force, including our enterprise sales force, which has been a focus of our recent expansion efforts;

•	change in the mix of products that our customers use;

•	change in the revenue mix of U.S. and international products;

•	changes in laws, industry standards, regulations or regulatory enforcement, in the United States or internationally, that impact our ability to market, sell or deliver our products;

•	the amount and timing of operating costs and capital expenditures related to the operations and expansion of our business, including investments in our international expansion;

•	significant security breaches of, technical difficulties with, or interruptions to, the delivery and use of our products on our platform;

•	the timing of customer payments and any difficulty in collecting accounts receivable from customers;

•
general economic conditions that may adversely affect a prospective customer’s ability or willingness to adopt our products, delay a prospective customer’s adoption decision, reduce the revenue that we generate from the use of our products or affect customer retention;

•	changes in foreign currency exchange rates;

•	extraordinary expenses such as litigation or other dispute‑related settlement payments;

•	sales tax and other tax determinations by authorities in the jurisdictions in which we conduct business;

•	the impact of new accounting pronouncements;

•	expenses in connection with mergers, acquisitions or other strategic transactions;

•	our ability to realize the anticipated benefits from the acquisition of SendGrid, including the ability to retain SendGrid customers and to cross-sell additional products; and

•	fluctuations in stock‑based compensation expense.
The occurrence of one or more of the foregoing and other factors may cause our results of operations to vary significantly. As such, we believe that quarter‑to‑quarter comparisons of our results of operations may not be meaningful and should not be relied upon as an indication of future performance. In addition, a significant percentage of our operating expenses is fixed in nature and is based on forecasted revenue trends. Accordingly, in the event of a revenue shortfall, we may not be able to mitigate the negative impact on our income (loss) and margins in the short term. If we fail to meet or exceed the expectations of investors or securities analysts, then the trading price of our Class A common stock could fall substantially, and we could face costly lawsuits, including securities class action suits.
Additionally, certain large scale events, such as major elections and sporting events, can significantly impact usage levels on our platform, which could cause fluctuations in our results of operations. We expect that significantly increased usage of all communications platforms, including ours, during certain seasonal and one‑time events could impact delivery and quality of our products during those events. We also tend to experience increased expenses in connection with the hosting of SIGNAL, our developer conference, which we hosted in the fourth quarter of 2018 and plan to host annually. Such annual and one‑time events may cause fluctuations in our results of operations and may impact both our revenue and operating expenses.

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
From time to time, our customers have complained about our products, such as complaints about our pricing and customer support. If we do not handle customer complaints effectively, then our brand and reputation may suffer, our customers may lose confidence in us and they may reduce or cease their use of our products. In addition, many of our customers post and discuss on social media about Internet‑based products and services, including our products and platform. Our success depends, in part, on our ability to generate positive customer feedback and minimize negative feedback on social media channels where existing and potential customers seek and share information. If actions we take or changes we make to our products or platform upset these customers, then their online commentary could negatively affect our brand, reputation and customer trust. Complaints or negative publicity about us, our products or our platform could materially and adversely impact our ability to attract and retain customers, our business, results of operations and financial condition.
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
Our ability to grow and generate incremental revenue depends, in part, on our ability to maintain and grow our relationships with existing customers (including any customers acquired in connection with our acquisitions) and to have them increase their usage of our platform. If our customers do not increase their use of our products, then our revenue may decline, and our results of operations may be harmed. Customers are charged based on the usage of our products. Most of our customers do not have long‑term contractual financial commitments to us and, therefore, most of our customers may reduce or cease their use of our products at any time without penalty or termination charges. Customers may terminate or reduce their use of our products for any number of reasons, including if they are not satisfied with our products, the value proposition of our products or our ability to meet their needs and expectations. We cannot accurately predict customers’ usage levels and the loss of customers or reductions in their usage levels of our products may each have a negative impact on our business, results of operations and financial condition and may cause our Dollar‑Based Net Expansion Rate to decline in the future if customers are not satisfied with our products, the value proposition of our products or our ability to meet their needs and expectations. If a significant number of customers cease using, or reduce their usage of our products, then we may be required to spend significantly more on sales and marketing than we currently plan to spend in order to maintain or increase revenue from customers. Such additional sales and marketing expenditures could adversely affect our business, results of operations and financial condition.
If we are unable to attract new customers in a cost‑effective manner, then our business, results of operations and financial condition would be adversely affected.
In order to grow our business, we must continue to attract new customers in a cost‑effective manner. We use a variety of marketing channels to promote our products and platform, such as developer events and developer evangelism, as well as search engine marketing and optimization. We periodically adjust the mix of our other marketing programs such as regional customer events, email campaigns, billboard advertising and public relations initiatives. If the costs of the marketing channels we use increase dramatically, then we may choose to use alternative and less expensive channels, which may not be as effective as the channels we currently use. As we add to or change the mix of our marketing strategies, we may need to expand into more expensive channels than those we are currently in, which could adversely affect our business, results of operations and financial condition. We will incur marketing expenses before we are able to recognize any revenue that the marketing initiatives may generate, and these expenses may not result in increased revenue or brand awareness. We have made in the past, and may make in the future, significant expenditures and investments in new marketing campaigns, and we cannot guarantee that any such investments will lead to the cost‑effective acquisition of additional customers. We also cannot guarantee that our current or future marketing efforts will be as effective in attracting new or existing customers to purchase products historically offered by SendGrid. If we are unable to maintain effective marketing programs, then our ability to attract new customers could be materially and adversely affected, our advertising and marketing expenses could increase substantially, and our results of operations may suffer.
If we do not develop enhancements to our products and introduce new products that achieve market acceptance, our business, results of operations and financial condition could be adversely affected.
Our ability to attract new customers and increase revenue from existing customers depends in part on our ability to enhance and improve our existing products, increase adoption and usage of our products and introduce new products. The success of any enhancements or new products depends on several factors, including timely completion, adequate quality testing, actual performance quality, market‑accepted pricing levels and overall market acceptance. Enhancements and new products that we develop may not be introduced in a timely or cost‑effective manner, may contain errors or defects, may have interoperability difficulties with our platform or other products or may not achieve the broad market acceptance necessary to generate significant revenue. Furthermore, our ability to increase the usage of our products depends, in part, on the development of new use cases for our products, which is typically driven by our developer community and may be outside of our control. We also have invested, and may continue to invest, in the acquisition of complementary businesses, technologies, services, products and other assets that expand the products that we can offer our customers. We may make these investments without being certain that they will result in products or enhancements that will be accepted by existing or prospective customers. Our ability to generate usage of additional products by our customers may also require increasingly sophisticated and more costly sales efforts and result in a longer sales cycle. If we are unable to successfully enhance our existing products to meet evolving customer requirements, increase adoption and usage of our products, develop new products, or if our efforts to increase the usage of our products are more expensive than we expect, then our business, results of operations and financial condition would be adversely affected.
If we are unable to increase adoption of our products by enterprises, our business, results of operations and financial condition may be adversely affected.
Historically, we have relied on the adoption of our products by software developers through our self‑service model for a significant majority of our revenue, and we currently generate only a small portion of our revenue from enterprise customers. Our ability to increase our customer base, especially among enterprises, and achieve broader market acceptance of our products will depend, in part, on our ability to effectively organize, focus and train our sales and marketing personnel. We have limited experience selling to enterprises and only recently established an enterprise‑focused sales force.
Our ability to convince enterprises to adopt our products will depend, in part, on our ability to attract and retain sales personnel with experience selling to enterprises. We believe that there is significant competition for experienced sales professionals with the skills and technical knowledge that we require. Our ability to achieve significant revenue growth in the future will depend, in part, on our ability to recruit, train and retain a sufficient number of experienced sales professionals, particularly those with experience selling to enterprises. In addition, even if we are successful in hiring qualified sales personnel, new hires require significant training and experience before they achieve full productivity, particularly for sales efforts targeted at enterprises and new territories. Our recent hires and planned hires may not become as productive as quickly as we expect, and we may be unable to hire or retain sufficient numbers of qualified individuals in the future in the markets where we do business. Because we do not have a long history of targeting our sales efforts at enterprises, we cannot predict whether, or to what extent, our sales will increase as we organize and train our sales force or how long it will take for sales personnel to become productive.
As we seek to increase the adoption of our products by enterprises, including products like Flex, which is primarily aimed at complex contact center implementations at larger companies, we expect to incur higher costs and longer sales cycles. In the enterprise market segment, the decision to adopt our products may require the approval of multiple technical and business decision makers, including security, compliance, procurement, operations and IT. In addition, while enterprise customers may quickly deploy our products on a limited basis, before they will commit to deploying our products at scale, they often require extensive education about our products and significant customer support time, engage in protracted pricing negotiations and seek to secure readily available development resources. In addition, sales cycles for enterprises are inherently more complex and less predictable than the sales through our self‑service model, and some enterprise customers may not use our products enough to generate revenue that justifies the cost to obtain such customers. In addition, these complex and resource intensive sales efforts could place additional strain on our product and engineering resources. Further, enterprises, including some of our customers, may choose to develop their own solutions that do not include our products. They also may demand reductions in pricing as their usage of our products increases, which could have an adverse impact on our gross margin. As a result of our limited experience selling and marketing to enterprises, our efforts to sell to these potential customers may not be successful. If we are unable to increase the revenue that we derive from enterprises, then our business, results of operations and financial condition may be adversely affected.
If we are unable to expand our relationships with existing technology partner customers and add new technology partner customers, our business, results of operations and financial condition could be adversely affected.
We believe that the continued growth of our business depends in part upon developing and expanding strategic relationships with technology partner customers. Technology partner customers embed our software products in their solutions, such as software applications for contact centers and sales force and marketing automation, and then sell such solutions to other businesses. When potential customers do not have the available developer resources to build their own applications, we refer them to either our technology partners who embed our products in the solutions that they sell to other businesses or our consulting partners who provide consulting and development services for organizations that have limited software development expertise to build our platform into their software applications.
As part of our growth strategy, we intend to expand our relationships with existing technology partner customers and add new technology partner customers. If we fail to expand our relationships with existing technology partner customers or establish relationships with new technology partner customers in a timely and cost‑effective manner, or at all, then our business, results of operations and financial condition could be adversely affected. Additionally, even if we are successful at building these relationships but there are problems or issues with integrating our products into the solutions of these customers, our reputation and ability to grow our business may be harmed.
We rely upon Amazon Web Services to operate our platform, and any disruption of or interference with our use of Amazon Web Services would adversely affect our business, results of operations and financial condition.
We outsource a substantial majority of our cloud infrastructure to Amazon Web Services (“AWS”), which hosts our products and platform. Our customers need to be able to access our platform at any time, without interruption or degradation of performance. AWS runs its own platform that we access, and we are, therefore, vulnerable to service interruptions at AWS. We have experienced, and expect that in the future we may experience interruptions, delays and outages in service and availability due to a variety of factors, including infrastructure changes, human or software errors, website hosting disruptions and capacity constraints. Capacity constraints could be due to a number of potential causes, including technical failures, natural disasters, fraud or security attacks. For instance, in September 2015, AWS suffered a significant outage that had a widespread impact on the ability of our customers to use several of our products. In addition, if our security, or that of AWS, is compromised, or our products or platform are unavailable or our users are unable to use our products within a reasonable amount of time or at all, then our business, results of operations and financial condition could be adversely affected. In some instances, we may not be able to identify the cause or causes of these performance problems within a period of time acceptable to our customers. It may become increasingly difficult to maintain and improve our platform performance, especially during peak usage times, as our products become more complex and the usage of our products increases. To the extent that we do not effectively address capacity constraints, either through AWS or alternative providers of cloud infrastructure, our business, results of operations and financial condition may be adversely affected. In addition, any changes in service levels from AWS may adversely affect our ability to meet our customers’ requirements.
The substantial majority of the services we use from AWS are for cloud‑based server capacity and, to a lesser extent, storage and other optimization offerings. AWS enables us to order and reserve server capacity in varying amounts and sizes distributed across multiple regions. We access AWS infrastructure through standard IP connectivity. AWS provides us with computing and storage capacity pursuant to an agreement that continues until terminated by either party. AWS may terminate the agreement by providing 30 days prior written notice, and it may in some cases terminate the agreement immediately for cause upon notice. Although we expect that we could receive similar services from other third parties, if any of our arrangements with AWS are terminated, we could experience interruptions on our platform and in our ability to make our products available to customers, as well as delays and additional expenses in arranging alternative cloud infrastructure services.
Any of the above circumstances or events may harm our reputation, erode customer trust, cause customers to stop using our products, impair our ability to increase revenue from existing customers, impair our ability to grow our customer base, subject us to financial penalties and liabilities under our service level agreements and otherwise harm our business, results of operations and financial condition.

To deliver our products, we rely on network service providers and internet service providers for our network service and connectivity.
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
At times, network service providers have instituted additional fees due to regulatory, competitive or other industry related changes that increase our network costs. For example, starting in May 2019, we are expecting one of the major U.S. cellular carriers to introduce a new Application to Person (A2P) SMS service offering that will add a new fee for A2P SMS messages delivered to its subscribers. While we have historically responded to these types of fee increases through a combination of further negotiating efforts with our network service providers, absorbing the increased costs or changing our prices to customers, there is no guarantee that we will continue to be able to do so in the future without a material negative impact to our business. In the case of this new A2P SMS fee anticipated in May 2019, we plan to pass these fees on to our customers who are sending SMS messages to this carrier’s subscribers. This is expected to increase our revenue and cost of revenue, but it is not expected to impact the gross profit dollars received for sending these messages. However, mathematically this would still have a negative impact on our gross margins. Additionally, our ability to respond to any new fees may be constrained if all network service providers in a particular market impose equivalent fee structures, if the magnitude of the fees is disproportionately large when compared to the underlying prices paid by our customers, or if the market conditions limit our ability to increase the price we charge our customers.
Furthermore, many of these network service providers do not have long‑term committed contracts with us and may terminate their agreements with us without notice or restriction. If a significant portion of our network service providers stop providing us with access to their infrastructure, fail to provide these services to us on a cost‑effective basis, cease operations, or otherwise terminate these services, the delay caused by qualifying and switching to other network service providers could be time consuming and costly and could adversely affect our business, results of operations and financial condition. Further, if problems occur with our network service providers, it may cause errors or poor quality communications with our products, and we could encounter difficulty identifying the source of the problem. The occurrence of errors or poor quality communications on our products, whether caused by our platform or a network service provider, may result in the loss of our existing customers or the delay of adoption of our products by potential customers and may adversely affect our business, results of operations and financial condition.
We also interconnect with internet service providers around the world to enable the use of our email products by our customers, and we expect that we will continue to rely heavily on internet service providers for network connectivity going forward. Our reliance on internet service providers reduces our control over quality of service and exposes us to potential service outages and rate fluctuations. If a significant portion of our internet service providers stop providing us with access to their network infrastructure, fail to provide access on a cost-effective basis, cease operations, or otherwise terminate access, the delay caused by qualifying and switching to other internet service providers could be time consuming and costly and could adversely affect our business, results of operations, and financial condition.
Our future success depends in part on our ability to drive the adoption of our products by international customers.
In the three months ended March 31, 2019, and the years ended December 31, 2018 and 2017, we derived 29%, 25% and 23% of our revenue, respectively, from customer accounts located outside the United States. The future success of our business will depend, in part, on our ability to expand our customer base worldwide. While we have been rapidly expanding our sales efforts internationally, our experience in selling our products outside of the United States is limited. Furthermore, our developer‑first business model may not be successful or have the same traction outside the United States. As a result, our investment in marketing our products to these potential customers may not be successful. If we are unable to increase the revenue that we derive from international customers, then our business, results of operations and financial condition may be adversely affected.
We are in the process of expanding our international operations, which exposes us to significant risks.
We are continuing to expand our international operations to increase our revenue from customers outside of the United States as part of our growth strategy. Between March 31, 2018 and March 31, 2019, our international headcount grew from 227 employees to 395 employees. We expect to open additional international offices and hire employees to work at these offices in order to reach new customers and gain access to additional technical talent. Operating in international markets requires significant resources and management attention and will subject us to regulatory, economic and political risks in addition to those we already face in the United States. Because of our limited experience with international operations or with developing and managing sales in international markets, our international expansion efforts may not be successful.
In addition, we will face risks in doing business internationally that could adversely affect our business, including:

•
exposure to political developments in the United Kingdom (“U.K.”), including the planned departure of the U.K. from the European Union (EU) in 2019, which has created an uncertain political and economic environment, instability for businesses and volatility in global financial markets;

•
the difficulty of managing and staffing international operations and the increased operations, travel, infrastructure and legal compliance costs associated with servicing international customers and operating numerous international locations;

•	our ability to effectively price our products in competitive international markets;

•	new and different sources of competition;

•	our ability to comply with GDPR, which went into effect on May 25, 2018;

•	potentially greater difficulty collecting accounts receivable and longer payment cycles;

•	higher or more variable network service provider fees outside of the United States;

•	the need to adapt and localize our products for specific countries;

•	the need to offer customer support in various languages;

•	difficulties in understanding and complying with local laws, regulations and customs in non-U.S. jurisdictions;

•
understanding and reconciling different technical standards, data privacy and telecommunications regulations, registration and certification requirements outside the United States, which could prevent customers from deploying our products or limit their usage;

•	export controls and economic sanctions administered by the Department of Commerce Bureau of Industry and Security and the Treasury Department’s Office of Foreign Assets Control;

•	compliance with various anti‑bribery and anti‑corruption laws such as the Foreign Corrupt Practices Act and United Kingdom Bribery Act of 2010;

•	tariffs and other non‑tariff barriers, such as quotas and local content rules;

•	more limited protection for intellectual property rights in some countries;

•	adverse tax consequences;

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
In the three months ended March 31, 2019, and the years ended December 31, 2018 and 2017, our 10 largest Active Customer Accounts, which consisted of both Base and Variable Customers, generated an aggregate of 14%, 18% and 19% of our revenue, respectively. A significant portion of our revenue comes from a Variable Customer, WhatsApp.
In the three months ended March 31, 2019, and the years ended December 31, 2018 and 2017, WhatsApp accounted for 4%, 7% and 6% of our revenue, respectively. WhatsApp uses our Programmable Voice products and Programmable Messaging products in its applications to verify new and existing users on its service. Our Variable Customer Accounts, including WhatsApp, do not have long‑term contracts with us and may reduce or fully terminate their usage of our products at any time without notice, penalty or termination charges. In addition, the usage of our products by WhatsApp and other Variable Customer Accounts may change significantly between periods.
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
The market for cloud communications is rapidly evolving, significantly fragmented and highly competitive, with relatively low barriers to entry in some segments. The principal competitive factors in our market include completeness of offering, credibility with developers, global reach, ease of integration and programmability, product features, platform scalability, reliability, deliverability, security and performance, brand awareness and reputation, the strength of sales and marketing efforts, customer support, as well as the cost of deploying and using our products. Our competitors fall into four primary categories:

•	legacy on‑premise vendors, such as Avaya and Cisco;

•	regional network service providers that offer limited developer functionality on top of their own physical infrastructure;

•	smaller software companies that compete with portions of our product line; and

•	software‑as‑a‑service (“SaaS”) companies and cloud platform vendors that offer prepackaged applications and platforms.
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
We charge our customers based on their use of our products. We expect that we may need to change our pricing from time to time. In the past we have sometimes reduced our prices either for individual customers in connection with long‑term agreements or for a particular product. One of the challenges to our pricing is that the fees that we pay to network service providers over whose networks we transmit communications can vary daily or weekly and are affected by volume and other factors that may be outside of our control and difficult to predict. This can result in us incurring increased costs that we may be unable or unwilling to pass through to our customers, which could adversely impact our business, results of operations and financial condition.

Further, as competitors introduce new products or services that compete with ours or reduce their prices, we may be unable to attract new customers or retain existing customers based on our historical pricing. As we expand internationally, we also must determine the appropriate price to enable us to compete effectively internationally. Moreover, enterprises, which are a primary focus for our direct sales efforts, may demand substantial price concessions. In addition, if the mix of products sold changes, including for a shift to IP‑based products, then we may need to, or choose to, revise our pricing. As a result, in the future we may be required or choose to reduce our prices or change our pricing model, which could adversely affect our business, results of operations and financial condition.
We typically provide monthly uptime service level commitments of up to 99.95% under our agreements with customers. If we fail to meet these contractual commitments, then our business, results of operations and financial condition could be adversely affected.
Our agreements with customers typically provide for service level commitments. If we suffer extended periods of downtime for our products or platform and we are unable to meet these commitments, then we are contractually obligated to provide a service credit, which is typically 10% of the customer’s amounts due for the month in question. In addition, the performance and availability of AWS, which provides our cloud infrastructures is outside of our control and, therefore, we are not in full control of whether we meet our service level commitments. As a result, our business, results of operations and financial condition could be adversely affected if we suffer unscheduled downtime that exceeds the service level commitments we have made to our customers. Any extended service outages could adversely affect our business and reputation and erode customer trust.
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
We depend upon our IT systems to conduct virtually all of our business operations, ranging from our internal operations and research and development activities to our marketing and sales efforts and communications with our customers and business partners. Individuals or entities may attempt to penetrate our network security, or that of our platform, and to cause harm to our business operations, including by misappropriating our proprietary information or that of our customers, employees and business partners or to cause interruptions of our products and platform. In particular, cyberattacks and other malicious internet-based activity continue to increase in frequency and in magnitude generally, and cloud-based companies have been targeted in the past. In addition to threats from traditional computer hackers, malicious code (such as malware, viruses, worms, and ransomware), employee theft or misuse, password spraying, phishing, credential stuffing, and denial-of-service attacks, we also face threats from sophisticated organized crime, nation-state, and nation-state supported actors who engage in attacks (including advanced persistent threat intrusions) that add to the risk to our systems (including those hosted on AWS or other cloud services), internal networks, our customers’ systems and the information that they store and process. While we devote significant financial and personnel resources to implement and maintain security measures, because the techniques used by such individuals or entities to access, disrupt or sabotage devices, systems and networks change frequently and may not be recognized until launched against a target, we may be required to make further investments over time to protect data and infrastructure as cybersecurity threats develop, evolve and grow more complex over time. We may also be unable to anticipate these techniques, and we may not become aware in a timely manner of such a security breach, which could exacerbate any damage we experience. Additionally, we depend upon our employees and contractors to appropriately handle confidential and sensitive data, including customer data, and to deploy our IT resources in a safe and secure manner that does not expose our network systems to security breaches or the loss of data. Any data security incidents, including internal malfeasance by our employees or a third party's fraudulent inducement of our employees to disclose information, unauthorized access or usage, virus or similar breach or disruption of us or our service providers, such as AWS or service providers, could result in loss of confidential information, damage to our reputation, erosion of customer trust, loss of customers, litigation, regulatory investigations, fines, penalties and other liabilities. Accordingly, if our cybersecurity measures or those of AWS or our service providers, fail to protect against unauthorized access, attacks (which may include sophisticated cyberattacks), compromise or the mishandling of data by our employees and contractors, then our reputation, customer trust, business, results of operations and financial condition could be adversely affected. While we maintain errors, omissions, and cyber liability insurance policies covering certain security and privacy damages, we cannot be certain that our existing insurance coverage will continue to be available on acceptable terms or will be available in sufficient amounts to cover the potentially significant losses that may result from a security incident or breach or that the insurer will not deny coverage as to any future claim.
Defects or errors in our products could diminish demand for our products, harm our business and results of operations and subject us to liability.

Our customers use our products for important aspects of their businesses, and any errors, defects or disruptions to our products and any other performance problems with our products could damage our customers’ businesses and, in turn, hurt our brand and reputation and erode customer trust. We provide regular updates to our products, which have in the past contained, and may in the future contain, undetected errors, failures, vulnerabilities and bugs when first introduced or released. Real or perceived errors, failures or bugs in our products could result in negative publicity, loss of or delay in market acceptance of our platform, loss of competitive position, lower customer retention or claims by customers for losses sustained by them. In such an event, we may be required, or may choose, for customer relations or other reasons, to expend additional resources in order to help correct the problem. In addition, we may not carry insurance sufficient to compensate us for any losses that may result from claims arising from defects or disruptions in our products. As a result, our reputation and our brand could be harmed, and our business, results of operations and financial condition may be adversely affected.
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
Our platform must integrate with a variety of network, hardware, mobile and software platforms and technologies, and we need to continuously modify and enhance our products and platform to adapt to changes and innovation in these technologies. For example, Apple, Google and other cell‑phone operating system providers or inbox service providers may develop new applications or functions intended to filter spam and unwanted phone calls, messages or emails. Similarly, our network service providers may adopt new filtering technologies in an effort to combat spam or robocalling. Such technologies may inadvertently filter desired messages or calls to or from our customers. If cell-phone operating system providers, network service providers, our customers or their end users adopt new software platforms or infrastructure, we may be required to develop new versions of our products to work with those new platforms or infrastructure. This development effort may require significant resources, which would adversely affect our business, results of operations and financial condition. Any failure of our products and platform to operate effectively with evolving or new platforms and technologies could reduce the demand for our products. If we are unable to respond to these changes in a cost‑effective manner, our products may become less marketable and less competitive or obsolete, and our business, results of operations and financial condition could be adversely affected.
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
We believe that continued growth of our business depends in part upon identifying, developing and maintaining strategic relationships with consulting partners. As part of our growth strategy, we intend to further develop partnerships and specific solution areas with consulting partners. If we fail to establish these relationships in a timely and cost‑effective manner, or at all, then our business, results of operations and financial condition could be adversely affected. Additionally, even if we are successful at developing these relationships but there are problems or issues with the integrations or enterprises are not willing to purchase through consulting partners, our reputation and ability to grow our business may be adversely affected.
Any failure to offer high quality customer support may adversely affect our relationships with our customers and prospective customers, and adversely affect our business, results of operations and financial condition.

Many of our customers depend on our customer support team to assist them in deploying our products effectively to help them to resolve post‑deployment issues quickly and to provide ongoing support. If we do not devote sufficient resources or are otherwise unsuccessful in assisting our customers effectively, it could adversely affect our ability to retain existing customers and could prevent prospective customers from adopting our products. We may be unable to respond quickly enough to accommodate short‑term increases in demand for customer support. We also may be unable to modify the nature, scope and delivery of our customer support to compete with changes in the support services provided by our competitors. Increased demand for customer support, without corresponding revenue, could increase costs and adversely affect our business, results of operations and financial condition. Our sales are highly dependent on our business reputation and on positive recommendations from developers. Any failure to maintain high quality customer support, or a market perception that we do not maintain high quality customer support, could erode customer trust and adversely affect our reputation, business, results of operations and financial condition.
We have been sued, and may, in the future, be sued by third parties for alleged infringement of their proprietary rights, which could adversely affect our business, results of operations and financial condition.
There is considerable patent and other intellectual property development activity in our industry. Our future success depends, in part, on not infringing the intellectual property rights of others. Our competitors or other third parties have claimed and may, in the future, claim that we are infringing upon their intellectual property rights, and we may be found to be infringing upon such rights. For example, Telesign Corporation (“Telesign”) sued Twilio in 2015 and 2016 alleging that we are infringing four U.S. patents that it holds: U.S. Patent No. 7,945,034 (“034”), U.S. Patent No. 8,462,920 (“920”), U.S. Patent No. 8,687,038 (“038”), and U.S. Patent No. 9,300,792 (“792”). The patent infringement allegations in the lawsuit relate to the Company’s two‑factor authentication use case, Authy, and an API tool to find information about a phone number. On October 19, 2018, a United States District Court in the Northern District of California entered judgment in our favor on all asserted claims. Telesign has appealed and the case is now pending before the Court of Appeals for the Federal Circuit. See the section titled “Item 3. Legal Proceedings.” We intend to vigorously defend ourselves against such lawsuits and believe we have meritorious defenses to matters in which we are a defendant. However, litigation is inherently uncertain, and any judgment or injunctive relief entered against us or any adverse settlement could negatively affect our business, results of operations and financial condition. In addition, litigation can involve significant management time and attention and be expensive, regardless of outcome. During the course of these lawsuits, there may be announcements of the results of hearings and motions and other interim developments related to the litigation. If securities analysts or investors regard these announcements as negative, the trading price of our Class A common stock may decline.
In the future, we may receive claims from third parties, including our competitors, that our products or platform and underlying technology infringe or violate a third party’s intellectual property rights, and we may be found to be infringing upon such rights. We may be unaware of the intellectual property rights of others that may cover some or all of our technology. Any claims or litigation could cause us to incur significant expenses and, if successfully asserted against us, could require that we pay substantial damages or ongoing royalty payments, prevent us from offering our products, or require that we comply with other unfavorable terms. We may also be obligated to indemnify our customers or business partners in connection with any such litigation and to obtain licenses or modify our products or platform, which could further exhaust our resources. Even if we were to prevail in the event of claims or litigation against us, any claim or litigation regarding intellectual property could be costly and time‑consuming and divert the attention of our management and other employees from our business. Patent infringement, trademark infringement, trade secret misappropriation and other intellectual property claims and proceedings brought against us, whether successful or not, could harm our brand, business, results of operations and financial condition.
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

Our success depends, in part, on our ability to protect our brand and the proprietary methods and technologies that we develop under patent and other intellectual property laws in the U.S. and in non-U.S. jurisdictions so that we can prevent others from using our inventions and proprietary information. As of December 31, 2018, in the United States, we had been issued 104 patents, which expire between 2029 and 2037. As of such date, we also had 13 issued patents in non-U.S. jurisdictions, all of which are related to U.S. patents and patent applications. We have also filed various applications for protection of certain aspects of our intellectual property in the United States and internationally. There can be no assurance that additional patents will be issued or that any patents that have been issued or that may be issued in the future will provide significant protection for our intellectual property. As of December 31, 2018, we had 15 registered trademarks in the United States and 94 registered trademarks in non-U.S. jurisdictions. If we fail to protect our intellectual property rights adequately, our competitors might gain access to our technology and our business, results of operations and financial condition may be adversely affected.
There can be no assurance that the particular forms of intellectual property protection that we seek, including business decisions about when to file patent applications and trademark applications, will be adequate to protect our business. We could be required to spend significant resources to monitor and protect our intellectual property rights. Litigation may be necessary in the future to enforce our intellectual property rights, determine the validity and scope of our proprietary rights or those of others, or defend against claims of infringement or invalidity. Such litigation could be costly, time‑consuming and distracting to management, result in a diversion of significant resources, the narrowing or invalidation of portions of our intellectual property and have an adverse effect on our business, results of operations and financial condition. Our efforts to enforce our intellectual property rights may be met with defenses, counterclaims and countersuits attacking the validity and enforceability of our intellectual property rights or alleging that we infringe the counterclaimant’s own intellectual property. Any of our patents, copyrights, trademarks or other intellectual property rights could be challenged by others or invalidated through administrative process or litigation.
We also rely, in part, on confidentiality agreements with our business partners, employees, consultants, advisors, customers and others in our efforts to protect our proprietary technology, processes and methods. These agreements may not effectively prevent disclosure of our confidential information, and it may be possible for unauthorized parties to copy our software or other proprietary technology or information, or to develop similar software independently without our having an adequate remedy for unauthorized use or disclosure of our confidential information. In addition, others may independently discover our trade secrets and proprietary information, and in these cases, we would not be able to assert any trade secret rights against those parties. Costly and time‑consuming litigation could be necessary to enforce and determine the scope of our proprietary rights, and failure to obtain or maintain trade secret protection could adversely affect our competitive business position.
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
Our products and platform incorporate open source software, and we expect to continue to incorporate open source software in our products and platform in the future. Few of the licenses applicable to open source software have been interpreted by courts, and there is a risk that these licenses could be construed in a manner that could impose unanticipated conditions or restrictions on our ability to commercialize our products and platform. Moreover, although we have implemented policies to regulate the use and incorporation of open source software into our products and platform, we cannot be certain that we have not incorporated open source software in our products or platform in a manner that is inconsistent with such policies. If we fail to comply with open source licenses, we may be subject to certain requirements, including requirements that we offer our products that incorporate the open source software for no cost, that we make available source code for modifications or derivative works we create based upon, incorporating or using the open source software and that we license such modifications or derivative works under the terms of applicable open source licenses. If an author or other third party that distributes such open source software were to allege that we had not complied with the conditions of one or more of these licenses, we could be required to incur significant legal expenses defending against such allegations and could be subject to significant damages, enjoined from generating revenue from customers using products that contained the open source software and required to comply with onerous conditions or restrictions on these products. In any of these events, we and our customers could be required to seek licenses from third parties in order to continue offering our products and platform and to re‑engineer our products or platform or discontinue offering our products to customers in the event re‑engineering cannot be accomplished on a timely basis. Any of the foregoing could require us to devote additional research and development resources to re‑engineer our products or platform, could result in customer dissatisfaction and may adversely affect our business, results of operations and financial condition.
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
Any acquisition, investment or business relationship may result in unforeseen operating difficulties and expenditures. In particular, we may encounter difficulties or delays in assimilating or integrating the businesses, technologies, products, personnel or operations of the acquired companies, particularly if the key personnel of the acquired company choose not to work for us, their products or services are not easily adapted to work with our platform, or we have difficulty retaining the customers of any acquired business due to changes in ownership, management or otherwise. In addition, we may discover liabilities or deficiencies associated with the assets or companies we acquire that were not identified in advance, which could result in significant unanticipated costs. Acquisitions also may disrupt our business, divert our resources or require significant management attention that would otherwise be available for development of our existing business. Moreover, the anticipated benefits of any acquisition, investment or business relationship may not be realized or we may be exposed to unknown risks or liabilities.
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
Our future performance depends on the continued services and contributions of our senior management and other key employees to execute on our business plan, to develop our products and platform, to deliver our products to customers, to attract and retain customers and to identify and pursue opportunities. The loss of services of senior management or other key employees could significantly delay or prevent the achievement of our development and strategic objectives. In particular, we depend to a considerable degree on the vision, skills, experience and effort of our co‑founder and Chief Executive Officer, Jeff Lawson. None of our executive officers or other senior management personnel is bound by a written employment agreement and any of them may terminate employment with us at any time with no advance notice. The replacement of any of our senior management personnel would likely involve significant time and costs, and such loss could significantly delay or prevent the achievement of our business objectives. The loss of the services of any of our senior management or other key employees for any reason could adversely affect our business, results of operations and financial condition.
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
We and our customers that use our products may be subject to privacy‑ and data protection‑related laws and regulations that impose obligations in connection with the collection, processing and use of personal data, financial data, health or other similar data. The U.S. federal and various state and foreign governments have adopted or proposed limitations on, or requirements regarding, the collection, distribution, use, security and storage of personally identifiable information of individuals. The U.S. Federal Trade Commission and numerous state attorneys general are applying federal and state consumer protection laws to impose standards on the online collection, use and dissemination of data, and to the security measures applied to such data.
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
We have in the past relied on the EU‑U.S and the Swiss‑U.S. Privacy Shield frameworks approved by the European Commission in July 2016 and the Swiss Government in January 2017, respectively, which were designed to allow U.S. corporations to self‑certify to the U.S. Department of Commerce and publicly commit to comply with the Privacy Shield requirements to freely import personal data from the EU and Switzerland. However, ongoing legal challenges to these frameworks has resulted in some uncertainty as to their validity. While our Binding Corporate Rules, approved in May 2018, now serve as our primary mechanism to legitimize data transfers from the European Economic Area, we may nonetheless experience hesitancy, reluctance, or refusal by European or multinational customers to continue to use our services due to the potential risk exposure to such customers as a result of a European Union Court of Justice ruling negatively impacting the

Privacy Shield frameworks. We and our customers are at risk of enforcement actions taken by an EU data protection authority until such point in time that we are able to ensure that all data transfers to us from the European Economic Area are legitimized. In addition, as the United Kingdom transitions out of the EU, we may encounter additional complexity with respect to data privacy and data transfers from the U.K.
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
Additionally, although we endeavor to have our products and platform comply with applicable laws and regulations, these and other obligations may be modified, they may be interpreted and applied in an inconsistent manner from one jurisdiction to another, and they may conflict with one another, other regulatory requirements, contractual commitments or our internal practices
We also may be bound by contractual obligations relating to our collection, use and disclosure of personal, financial and other data or may find it necessary or desirable to join industry or other self‑regulatory bodies or other privacy‑ or data protection‑related organizations that require compliance with their rules pertaining to privacy and data protection.
We expect that there will continue to be new proposed laws, rules of self‑regulatory bodies, regulations and industry standards concerning privacy, data protection and information security in the United States, the European Union and other jurisdictions, and we cannot yet determine the impact such future laws, rules, regulations and standards may have on our business. Moreover, existing U.S. federal and various state and foreign privacy‑ and data protection‑related laws and regulations are evolving and subject to potentially differing interpretations, and various legislative and regulatory bodies may expand current or enact new laws and regulations regarding privacy‑ and data protection‑related matters. Because global laws, regulations and industry standards concerning privacy and data security have continued to develop and evolve rapidly, it is possible that we or our products or platform may not be, or may not have been, compliant with each such applicable law, regulation and industry standard and compliance with such new laws or to changes to existing laws may impact our business and practices, require us to expend significant resources to adapt to these changes, or to stop offering our products in certain countries. These developments could adversely affect our business, results of operations and financial condition.
Any failure or perceived failure by us, our products or our platform to comply with new or existing U.S., EU or other foreign privacy or data security laws, regulations, policies, industry standards or legal obligations, or any security incident that results in the unauthorized access to, or acquisition, release or transfer of, personally identifiable information or other customer data may result in governmental investigations, inquiries, enforcement actions and prosecutions, private litigation, fines and penalties, adverse publicity or potential loss of business. For example, on February 18, 2016, a putative class action complaint was filed in the Alameda County Superior Court in California. The complaint alleged that our products permitted the interception, recording and disclosure of communications at certain of our customers' request in a manner that violated the California Invasion of Privacy Act. This litigation, or any other such actions in the future and related penalties could divert management’s attention and resources, adversely affect our brand, business, results of operations and financial condition.
United States federal legislation and international laws impose certain obligations on the senders of commercial emails, which could minimize the effectiveness of our platform, and establish financial penalties for non-compliance, which could increase the costs of our business.

The Federal Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003, or the CAN-SPAM Act, establishes certain requirements for commercial email messages and transactional email messages and specifies penalties for the transmission of email messages that are intended to deceive the recipient as to source or content. Among other things, the CAN-SPAM Act, obligates the sender of commercial emails to provide recipients with the ability to "opt-out" of receiving future commercial emails from the sender. In addition, some states have passed laws regulating commercial email practices that are significantly more restrictive and difficult to comply with than the CAN-SPAM Act. For example, Utah and Michigan prohibit the sending of email messages that advertise products or services that minors are prohibited by law from purchasing (e.g., alcoholic beverages, tobacco products, illegal drugs) or that contain content harmful to minors (e.g., pornography) to email addresses listed on specified child protection registries. Some portions of these state laws may not be preempted by the CAN-SPAM Act. In addition, certain non-U.S. jurisdictions, such as Australia, Canada, and the European Union, have enacted laws that regulate sending email, and some of these laws are more restrictive than U.S. laws. For example, some foreign laws prohibit sending broad categories of email unless the recipient has provided the sender advance consent to receipt of such email, or in other words has “opted-in” to receiving such email. If we were found to be in violation of the CAN-SPAM Act, applicable state laws governing email not preempted by the CAN-SPAM Act or foreign laws regulating the distribution of email, whether as a result of violations by our customers or our own acts or omissions, we could be required to pay large penalties, which would adversely affect our financial condition, significantly harm our business, injure our reputation and erode customer trust. The terms of any injunctions, judgments, consent decrees or settlement agreements entered into in connection with enforcement actions or investigations against our company in connection with any of the foregoing laws may also require us to change one or more aspects of the way we operate our business, which could impair our ability to attract and retain customers or could increase our operating costs.
Changes in laws and regulations related to the Internet or changes in the Internet infrastructure itself may diminish the demand for our products, and could adversely affect our business, results of operations and financial condition.
The future success of our business depends upon the continued use of the Internet as a primary medium for commerce, communications and business applications. Federal, state or foreign government bodies or agencies have in the past adopted, and may in the future adopt, laws or regulations affecting the use of the Internet as a commercial medium. Changes in these laws or regulations could require us to modify our products and platform in order to comply with these changes. In addition, government agencies or private organizations have imposed and may impose additional taxes, fees or other charges for accessing the Internet or commerce conducted via the Internet. These laws or charges could limit the growth of Internet‑related commerce or communications generally or result in reductions in the demand for Internet‑based products and services such as our products and platform. In addition, the use of the Internet as a business tool could be adversely affected due to delays in the development or adoption of new standards and protocols to handle increased demands of Internet activity, security, reliability, cost, ease‑of‑use, accessibility and quality of service. The performance of the Internet and its acceptance as a business tool has been adversely affected by “viruses”, “worms”, and similar malicious programs. If the use of the Internet is reduced as a result of these or other issues, then demand for our products could decline, which could adversely affect our business, results of operations and financial condition.
Certain of our products are subject to telecommunications‑related regulations, and future legislative or regulatory actions could adversely affect our business, results of operations and financial condition.
As a provider of communications products, we are subject to existing or potential Federal Communications Commission (“FCC”) regulations relating to privacy, Telecommunications Relay Service fund contributions and other requirements. FCC classification of our Internet voice communications products as telecommunications services could result in additional federal and state regulatory obligations. If we do not comply with FCC rules and regulations, we could be subject to FCC enforcement actions, fines, loss of licenses and possibly restrictions on our ability to operate or offer certain of our products. Any enforcement action by the FCC, which may be a public process, would hurt our reputation in the industry, could erode customer trust, possibly impair our ability to sell our products to customers and could adversely affect our business, results of operations and financial condition.
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
Our international operations are subject to country‑specific governmental regulation and related actions that have increased and may continue to increase our costs or impact our products and platform or prevent us from offering or providing our products in certain countries. Certain of our products may be used by customers located in countries where voice and other forms of IP communications may be illegal or require special licensing or in countries on a U.S. embargo list. Even where our products are reportedly illegal or become illegal or where users are located in an embargoed country, users in those countries may be able to continue to use our products in those countries notwithstanding the illegality or embargo. We may be subject to penalties or governmental action if consumers continue to use our products in countries where it is illegal to do so, and any such penalties or governmental action may be costly and may harm our business and damage our brand and reputation. We may be required to incur additional expenses to meet applicable international regulatory requirements or be required to discontinue those services if required by law or if we cannot or will not meet those requirements. Any of the foregoing could adversely affect our business, results of operations and financial condition.
If we are unable to effectively process local number and toll‑free number portability provisioning in a timely manner or to obtain or retain direct inward dialing numbers and local or toll‑free numbers, our business and results of operations may be adversely affected.
We support local number and toll‑free number portability, which allows our customers to transfer their existing phone numbers to us and thereby retain their existing phone numbers when subscribing to our voice products. Transferring existing numbers is a manual process that can take up to 15 business days or longer to complete. A new customer of our voice products must maintain both our voice product and the customer’s existing phone service during the number transferring process. Any delay that we experience in transferring these numbers typically results from the fact that we depend on network service providers to transfer these numbers, a process that we do not control, and these network service providers may refuse or substantially delay the transfer of these numbers to us. Local number portability is considered an important feature by many potential customers, and if we fail to reduce any related delays, then we may experience increased difficulty in acquiring new customers.
In addition, our future success depends in part on our ability to procure large quantities of local and toll‑free direct inward dialing numbers (“DIDs”), in the United States and foreign countries at a reasonable cost and without restrictions. Our ability to procure, distribute and retain DIDs depends on factors outside of our control, such as applicable regulations, the practices of network service providers that provide DIDs, such as offering DIDs with conditional minimum volume call level requirements, the cost of these DIDs and the level of overall competitive demand for new DIDs.
In addition, in order to procure, distribute and retain telephone numbers from the European Union or certain other regions, we are often required to register with the local telecommunications regulatory authorities, some of which have been increasingly monitoring and regulating the categories of phone numbers that are eligible for provisioning to our customers. We have registered, and are in the process of registering in various countries in which we do business, but in some countries, the regulatory regime around provisioning of phone numbers is unclear, subject to change over time, and sometimes may conflict from jurisdiction to jurisdiction. Furthermore, these regulations and governments’ approach to their enforcement, as well as our products and services, are still evolving and we may be unable to maintain compliance with applicable regulations, or enforce compliance by our customers, on a timely basis or without significant cost. Also, compliance with these types of regulation may require changes in products or business practices that result in reduced revenue. If we or our customers use phone numbers in these countries in a manner that violates applicable rules and regulations, we may also be subject to significant penalties or governmental action, including government‑initiated audits and, in extreme cases, may be precluded from doing business in that particular country. In the event of such non‑compliance, we may be forced to reclaim phone numbers from our customers, which could result in loss of customers, breach of contract claims, loss of revenue, reputational harm, and erosion of customer trust, all of which could have a material adverse effect on our business, results of operations and financial condition.

Due to their limited availability, there are certain popular area code prefixes that we generally cannot obtain. Our inability to acquire or retain DIDs for our operations would make our voice and messaging products less attractive to potential customers in the affected local geographic areas. In addition, future growth in our customer base, together with growth in the customer bases of other providers of cloud communications, has increased, which increases our dependence on needing sufficiently large quantities of DIDs. It may become increasingly difficult to source larger quantities of DIDs as we scale and we may need to pay higher costs for DIDs, and DIDs may become subject to more stringent regulation or conditions of usage such as the registration and on‑going compliance requirements discussed above. Any of the foregoing could adversely affect our business, results of operations and financial condition

The standards that private entities and inbox service providers use to regulate the use and delivery of email have in the past interfered with, and may in the future interfere with, the effectiveness of our platform and our ability to conduct business.

Some of our customers rely on email to communicate with their existing or prospective customers. Various private entities attempt to regulate the use of email for commercial solicitation. These entities often advocate standards of conduct or practice that significantly exceed current legal requirements and classify certain email solicitations that comply with current legal requirements as spam. Some of these entities maintain “blacklists” of companies and individuals, and the websites, inbox service providers and IP addresses associated with those entities or individuals that do not adhere to those standards of conduct or practices for commercial email solicitations that the blacklisting entity believes are appropriate. If a company’s IP addresses are listed by a blacklisting entity, emails sent from those addresses may be blocked if they are sent to any internet domain or internet address that subscribes to the blacklisting entity’s service or uses its blacklist.
From time to time, some of our IP addresses have become, and we expect will continue to be, listed with one or more blacklisting entities due to the messaging practices of our customers and other users. We may be at an increased risk of having our IP addresses blacklisted due to our scale and volume of email processed, compared to our smaller competitors. While the overall percentage of such email solicitations that our individual customers send may be at or below reasonable standards, the total aggregate number of all emails that we process on behalf of our customers may trigger increased scrutiny from these blacklisting entities. There can be no guarantee that we will be able to successfully remove ourselves from those lists. Because we fulfill email delivery on behalf of our customers, blacklisting of this type could undermine the effectiveness of our customers’ transactional email, email marketing programs and other email communications, all of which could have a material negative impact on our business, financial condition and results of operations.
Additionally, inbox service providers can block emails from reaching their users. While we continually improve our own technology and work closely with inbox service providers to maintain our deliverability rates, the implementation of new or more restrictive policies by inbox service providers may make it more difficult to deliver our customers’ emails, particularly if we are not given adequate notice of a change in policy or struggle to update our platform or services to comply with the changed policy in a reasonable amount of time. In addition, some inbox service providers categorize as “promotional” emails that originate from email service providers and, as a result, direct them to an alternate or “tabbed” section of the recipient’s inbox. If inbox service providers materially limit or halt the delivery of our customers’ emails, or if we fail to deliver our customers’ emails in a manner compatible with inbox service providers’ email handling or authentication technologies or other policies, or if the open rates of our customers’ emails are negatively impacted by the actions of inbox service providers to categorize emails, then customers may question the effectiveness of our platform and cancel their accounts. This, in turn, could harm our business, financial condition and results of operations.
Our customers’ and other users’ violation of our policies or other misuse of our platform to transmit unauthorized, offensive or illegal messages, spam, phishing scams, and website links to harmful applications or for other fraudulent or illegal activity could damage our reputation, and we may face a risk of litigation and liability for unauthorized, inaccurate, or fraudulent information distributed via our platform.
The actual or perceived improper sending of text messages may subject us to potential risks, including liabilities or claims relating to consumer protection laws. For example, the Telephone Consumer Protection Act of 1991 restricts telemarketing and the use of automatic SMS text messages without proper consent. This has resulted in civil claims against our company and requests for information through third‑party subpoenas. The scope and interpretation of the laws that are or may be applicable to the delivery of text messages are continuously evolving and developing. If we do not comply with these laws or regulations or if we become liable under these laws or regulations due to the failure of our customers to comply with these laws by obtaining proper consent, we could face direct liability.
Moreover, despite our ongoing and substantial efforts to limit such use, certain customers may use our platform to transmit unauthorized, offensive or illegal messages, spam, phishing scams, and website links to harmful applications, reproduce and distribute copyrighted material or the trademarks of others without permission, and report inaccurate or fraudulent data or information. These issues also arise with respect to a portion of those users who use our platform on a free trial basis. These actions are in violation of our policies. However, our efforts to defeat spamming attacks and other fraudulent activity will not prevent all such attacks and activity, such use of our platform could damage our reputation and we could face claims for damages, copyright or trademark infringement, defamation, negligence, or fraud. Moreover, our customers’ and other users’ promotion of their products and services through our platform might not comply with federal, state, and foreign laws. We rely on contractual representations made to us by our customers that their use of our platform will comply with our policies and applicable law, including, without limitation, our email policy. Although we retain the right to verify that customers and other users are abiding by certain contractual terms, our Authorized Use Policy and our email policy and, in certain circumstances, to review their email and distribution lists, our customers and other users are ultimately responsible for compliance with our policies, and we do not systematically audit our customers or other users to confirm compliance with our policies. We cannot predict whether our role in facilitating our customers’ or other users’ activities would expose us to liability under applicable law. Even if claims asserted against us do not result in liability, we may incur substantial costs in investigating and defending such claims. If we are found liable for our customers’ or other users’ activities, we could be required to pay fines or penalties, redesign business methods or otherwise expend resources to remedy any damages caused by such actions and to avoid future liability.
We may be subject to governmental export controls and economic sanctions regulations that could impair our ability to compete in international markets due to licensing requirements and could subject us to liability if we are not in compliance with applicable laws.
Certain of our products and services may be subject to export control and economic sanctions regulations, including the U.S. Export Administration Regulations, U.S. Customs regulations and various economic and trade sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Controls. Exports of our products and the provision of our services must be made in compliance with these laws and regulations. Although we take precautions to prevent our products from being provided in violation of such laws, we are aware of previous exports of certain of our products to a small number of persons and organizations that are the subject of U.S. sanctions or located in countries or regions subject to U.S. sanctions. If we fail to comply with these laws and regulations, we and certain of our employees could be subject to substantial civil or criminal penalties, including: the possible loss of export privileges; fines, which may be imposed on us and responsible employees or managers; and, in extreme cases, the incarceration of responsible employees or managers. Obtaining the necessary authorizations, including any required license, for a particular deployment may be time‑consuming, is not guaranteed and may result in the delay or loss of sales opportunities. In addition, changes in our products or services, or changes in applicable export or economic sanctions regulations may create delays in the introduction and deployment of our products and services in international markets, or, in some cases, prevent the export of our products or provision of our services to certain countries or end users. Any change in export or economic sanctions regulations, shift in the enforcement or scope of existing regulations, or change in the countries, governments, persons or technologies targeted by such regulations, could also result in decreased use of our products and services, or in our decreased ability to export our products or provide our services to existing or prospective customers with international operations. Any decreased use of our products and services or limitation on our ability to export our products and provide our services could adversely affect our business, results of operations and financial condition.
Further, we incorporate encryption technology into certain of our products. Various countries regulate the import of certain encryption technology, including through import permitting and licensing requirements, and have enacted laws that could limit our customers’ ability to import our products into those countries. Encryption products and the underlying technology may also be subject to export control restrictions. Governmental regulation of encryption technology and regulation of exports of encryption products, or our failure to obtain required approval for our products, when applicable, could harm our international sales and adversely affect our revenue. Compliance with applicable regulatory requirements regarding the export of our products and provision of our services, including with respect to new releases of our products and services, may create delays in the introduction of our products and services in international markets, prevent our customers with international operations from deploying our products and using our services throughout their globally‑distributed systems or, in some cases, prevent the export of our products or provision of our services to some countries altogether.

We may have additional tax liabilities, which could harm our business, results of operations and financial condition.
Significant judgments and estimates are required in determining our provision for income taxes and other tax liabilities. Our tax expense may be impacted, for example, if tax laws change or are clarified to our detriment or if tax authorities successfully challenge the tax positions that we take, such as, for example, positions relating to the arms‑length pricing standards for our intercompany transactions and our state sales and use tax positions. In determining the adequacy of income taxes, we assess the likelihood of adverse outcomes that could result if our tax positions were challenged by the Internal Revenue Service (“IRS”), and other tax authorities. Should the IRS or other tax authorities assess additional taxes as a result of examinations, we may be required to record charges to operations that could adversely affect our results of operations and financial condition. We are currently in discussions with certain states regarding prior state sales taxes that we may owe. We have reserved $25.2 million on our March 31, 2019 balance sheet for these tax payments. The actual exposure could differ materially from our current estimates, and if the actual payments we make to these and other states exceed the accrual in our balance sheet, our results of operations would be harmed.
We could be subject to liability for historical and future sales, use and similar taxes, which could adversely affect our results of operations.
We conduct operations in many tax jurisdictions throughout the United States. In many of these jurisdictions, non‑income‑based taxes, such as sales and use and telecommunications taxes, are assessed on our operations. We are subject to indirect taxes, and may be subject to certain other taxes, in some of these jurisdictions. Historically, we have not billed or collected these taxes and, in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”), we have recorded a provision for our tax exposure in these jurisdictions when it is both probable that a liability has been incurred and the amount of the exposure can be reasonably estimated. These estimates include several key assumptions, including, but not limited to, the taxability of our products, the jurisdictions in which we believe we have nexus, and the sourcing of revenues to those jurisdictions. In the event these jurisdictions challenge our assumptions and analysis, our actual exposure could differ materially from our current estimates.
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
Effective March 2017, we began collecting telecommunications‑based taxes from our customers in certain jurisdictions. Since then, we have added more jurisdictions where we collect these taxes and we expect to continue expanding the number of jurisdictions in which we will collect these taxes in the future. Some customers may question the incremental tax charges and some may seek to negotiate lower pricing from us, which could adversely affect our business, results of operations and financial condition.
Our global operations and structure subject us to potentially adverse tax consequences.
We generally conduct our global operations through subsidiaries and report our taxable income in various jurisdictions worldwide based upon our business operations in those jurisdictions. In particular, our intercompany relationships are subject to complex transfer pricing regulations administered by taxing authorities in various jurisdictions. Also, our tax expense could be affected depending on the applicability of withholding and other taxes (including withholding and indirect taxes on software licenses and related intercompany transactions) under the tax laws of certain jurisdictions in which we have business operations. The relevant revenue and taxing authorities may disagree with positions we have taken generally, or our determinations as to the value of assets sold or acquired or income and expenses attributable to specific jurisdictions. If such a disagreement were to occur, and our position were not sustained, we could be required to pay additional taxes, interest and penalties, which could result in one‑time tax charges, higher effective tax rates, reduced cash flows and lower overall profitability of our operations.
Certain government agencies in jurisdictions where we and our affiliates do business have had an extended focus on issues related to the taxation of multinational companies. In addition, the Organization for Economic Co‑operation and Development is conducting a project focused on base erosion and profit shifting in international structures, which seeks to establish certain international standards for taxing the worldwide income of multinational companies. As a result of these developments, the tax laws of certain countries in which we and our affiliates do business could change on a prospective or retroactive basis, and any such changes could increase our liabilities for taxes, interest and penalties, and therefore could harm our business, cash flows, results of operations and financial position.

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
Most of our customers authorize us to bill their credit card accounts directly for service fees that we charge. If people pay for our services with stolen credit cards, we could incur substantial third‑party vendor costs for which we may not be reimbursed. Further, our customers provide us with credit card billing information online, and we do not review the physical credit cards used in these transactions, which increases our risk of exposure to fraudulent activity. We also incur charges, which we refer to as chargebacks, from the credit card companies from claims that the customer did not authorize the credit card transaction to purchase our services. If the number of unauthorized credit card transactions becomes excessive, we could be assessed substantial fines for excess chargebacks, and we could lose the right to accept credit cards for payment.
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
Our results of operations may vary based on the impact of changes in our industry or the global economy on our customers. Our results of operations depend in part on demand for information technology and cloud communications. In addition, our revenue is dependent on the usage of our products, which in turn is influenced by the scale of business that our customers are conducting. To the extent that weak economic conditions result in a reduced volume of business for, and communications by, our customers and prospective customers, demand for, and use of, our products may decline. Furthermore, weak economic conditions may make it more difficult to collect on outstanding accounts receivable. Additionally, historically, we have generated the substantial majority of our revenue from small and medium‑sized businesses, and we expect this to continue for the foreseeable future. Small and medium‑sized business may be affected by economic downturns to a greater extent than enterprises, and typically have more limited financial resources, including capital borrowing capacity, than enterprises. If our customers reduce their use of our products, or prospective customers delay adoption or elect not to adopt our products, as a result of a weak economy, this could adversely affect our business, results of operations and financial condition.
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
As our international operations expand, our exposure to the effects of fluctuations in currency exchange rates grows. While we have primarily transacted with customers and business partners in U.S. dollars, we have transacted with customers in Japan in Japanese Yen and in Europe in Euros and Swedish Kronas. We expect to significantly expand the number of transactions with customers that are denominated in foreign currencies in the future as we continue to expand our business internationally. We also incur expenses for some of our network service provider costs outside of the United States in local currencies and for employee compensation and other operating expenses at our non‑U.S. locations in the local currency for such locations. Fluctuations in the exchange rates between the U.S. dollar and other currencies could result in an increase to the U.S. dollar equivalent of such expenses.
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
As of December 31, 2018, we had federal, state and foreign net operating loss carryforwards (“NOLs”), of $452.7 million, $347.1 million and $8.1 million, respectively, due to prior period losses. In the three months ended March 31, 2019, as a result of our SendGrid acquisition, we assumed a $58.9 million deferred tax liability, as described in Notes 6 and 16 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10‑Q. In general, under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), a corporation that undergoes an “ownership change” (generally defined as a greater than 50‑percentage‑point cumulative change (by value) in the equity ownership of certain stockholders over a rolling three‑year period) is subject to limitations on its ability to utilize its pre‑change NOLs to offset post‑change taxable income. Our existing NOLs may be subject to limitations arising from previous ownership changes, and if we undergo an ownership change in the future, our ability to utilize NOLs could be further limited by Section 382 of the Code. Future changes in our stock ownership, some of which may be outside of our control, could result in an ownership change under Section 382 of the Code.
On December 22, 2017, the U.S. government enacted new tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act makes broad and complex changes to the U.S. tax code including changes to the uses and limitations of net operating losses. For example, while the Tax Act allows for federal net operating losses incurred in tax years beginning after December 31, 2017 to be carried forward indefinitely, the Tax Act also imposes an 80% limitation on the use of net operating losses that are generated in tax years beginning after December 31, 2017. However, net operating losses generated prior to December 31, 2017 will still have a 20‑year carryforward period, but are not subject to the 80% limitation. Furthermore, our ability to utilize our net operating losses is conditioned upon our maintaining profitability in the future and generating U.S. federal taxable income. Since we do not know whether or when we will generate the U.S. federal taxable income necessary to utilize our remaining net operating losses, these net operating loss carryforwards generated prior to December 31, 2017 could expire unused.
If our estimates or judgments relating to our critical accounting policies prove to be incorrect, our results of operations could be adversely affected.
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities and equity, and the amount of revenue and expenses that are not readily apparent from other sources. Assumptions and estimates used in preparing our consolidated financial statements include those related to revenue recognition, stock‑based compensation and capitalization of our internal‑use software development costs. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of securities analysts and investors, resulting in a decline in the trading price of our Class A common stock.
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
For example, a new accounting guidance, Accounting Standards Codification (“ASC”) 842, “Leases”, became effective January 1, 2019. The adoption of this new guidance had a significant impact on our balance sheet as described in details Notes 2 and 5 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. Adoption of these types of accounting standards and any difficulties in implementation of changes in accounting principles, including the ability to modify our accounting systems, could cause us to fail to meet our financial reporting obligations, which result in regulatory discipline and harm investors' confidence in us.
If we fail to maintain an effective system of disclosure controls and internal control over financial reporting, our ability to produce timely and accurate financial statements or comply with applicable regulations could be impaired.
As a public company, we are required to maintain internal control over financial reporting and to report any material weaknesses in such internal control. Section 404 of the Sarbanes‑Oxley Act of 2002, or the Sarbanes‑Oxley Act, requires that we evaluate and determine the effectiveness of our internal control over financial reporting and provide a management report on internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis.
We reported in our Annual Report on Form 10‑K as of December 31, 2017, a material weakness related to the tracking of qualifying internal use software development costs eligible for capitalization. During 2018, we completed the remediation measures related to our previously reported material weakness and concluded that our internal control over financial reporting was effective as of December 31, 2018. However, completion of remediation does not provide assurance that our remediated controls will continue to operate properly or that our financial statements will be free from error.
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
We review our intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. As of March 31, 2019, we carried a net $2,778.8 million of goodwill and intangible assets. An adverse change in market conditions, particularly if such change has the effect of changing one of our critical assumptions or estimates, could result in a change to the estimation of fair value that could result in an impairment charge to our goodwill or intangible assets. Any such charges may adversely affect our results of operations.
Our business is subject to the risks of earthquakes, fire, floods and other natural catastrophic events, and to interruption by man‑made problems such as power disruptions, computer viruses, data security breaches or terrorism.
Our corporate headquarters are located in the San Francisco Bay Area, a region known for seismic activity. A significant natural disaster, such as an earthquake, fire or flood, occurring at our headquarters, at one of our other facilities or where a business partner is located could adversely affect our business, results of operations and financial condition. Further, if a natural disaster or man‑made problem were to affect our service providers, this could adversely affect the ability of our customers to use our products and platform. In addition, natural disasters and acts of terrorism could cause disruptions in our or our customers’ businesses, national economies or the world economy as a whole. We also rely on our network and third‑party infrastructure and enterprise applications and internal technology systems for our engineering, sales and marketing, and operations activities. Although we maintain incident management and disaster response plans, in the event of a major disruption caused by a natural disaster or man‑made problem, we may be unable to continue our operations and may endure system interruptions, reputational harm, delays in our development activities, lengthy interruptions in service, breaches of data security and loss of critical data, any of which could adversely affect our business, results of operations and financial condition.
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
Prior to our initial public offering in June 2016, there was no public market for shares of our Class A common stock. On June 23, 2016, we sold shares of our Class A common stock to the public at $15.00 per share. From June 23, 2016, the date that our Class A common stock started trading on the New York Stock Exchange, through April 30, 2019, the trading price of our Class A common stock has ranged from $22.80 per share to $137.14 per share. The trading price of our Class A common stock may continue to fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

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
Our Class B common stock has 10 votes per share, and our Class A common stock has one vote per share. As of March 31, 2019, our directors, executive officers and their respective affiliates, held in the aggregate 38.6% of the voting power of our capital stock. Because of the 10‑to‑one voting ratio between our Class B common stock and Class A common stock, the holders of our Class B common stock collectively will continue to control a majority of the combined voting power of our common stock and therefore be able to control all matters submitted to our stockholders for approval until the earlier of (i) June 28, 2023, or (ii) the date the holders of two‑thirds of our Class B common stock elect to convert the Class B common stock to Class A common stock. This concentrated control limits or precludes your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders.
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
Anti‑takeover provisions contained in our amended and restated certificate of incorporation and amended and restated bylaws, as well as provisions of Delaware law, could impair a takeover attempt.
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

•	providing that our board of directors is classified into three classes of directors with staggered three‑year terms;

•	prohibit stockholder action by written consent, which requires all stockholder actions to be taken at a meeting of our stockholders;

•	requiring advance notice of stockholder proposals for business to be conducted at meetings of our stockholders and for nominations of candidates for election to our board of directors; and

•	controlling the procedures for the conduct and scheduling of board of directors and stockholder meetings.
These provisions, alone or together, could delay or prevent hostile takeovers and changes in control or changes in our management.
As a Delaware corporation, we are also subject to provisions of Delaware law, including Section 203 of the Delaware General Corporation law, which prevents certain stockholders holding more than 15% of our outstanding common stock from engaging in certain business combinations without approval of the holders of at least two‑thirds of our outstanding common stock not held by such 15% or greater stockholder.
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
Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness, including our 0.25% convertible senior notes due 2023 (the “Notes”), depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional debt financing or equity capital on terms that may be onerous or highly dilutive. Our ability to refinance any future indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations. In addition, any of our future debt agreements may contain restrictive covenants that may prohibit us from adopting any of these alternatives. Our failure to comply with these covenants could result in an event of default which, if not cured or waived, could result in the acceleration of our debt.
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
The triggering of the conditional conversion feature of the Notes could adversely affect our financial condition and operating results.
In the event the conditional conversion feature of the Notes is triggered, holders of the Notes will be entitled convert the Notes at any time during specified periods at their option. This conditional conversion feature was triggered during the three months ended March 31, 2019, as the last reported sale price of our Class A common stock was more than or equal to 130% of the conversion price for at least 20 trading days (whether or not consecutive) in the period of 30 consecutive trading days ending on March 29, 2019 (the last trading day of the calendar quarter), and therefore the Notes are currently convertible, in whole or in part, at the option of the holders between April 1, 2019 through June 30, 2019. Whether the Notes will be convertible following such period will depend on the continued satisfaction of this condition or another conversion condition in the future. If one or more holders elect to convert their Notes during a period in which the conditional conversion feature can be exercised, unless we elect to satisfy our conversion obligation by delivering solely shares of our Class A common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Notes as a current rather than long‑term liability, which would result in a material reduction of our net working capital.
The accounting method for convertible debt securities that may be settled in cash, such as the Notes, could have a material effect on our reported financial results.

Under Financial Accounting Standards Board Accounting Standards Codification 470‑20, Debt with Conversion and Other Options, which we refer to as ASC 470‑20, an entity must separately account for the liability and equity components of convertible debt instruments (such as the Notes) that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer’s economic interest cost. ASC 470‑20 requires the value of the conversion option of the Notes, representing the equity component, to be recorded as additional paid‑in capital within stockholders’ equity in our consolidated balance sheet and as a discount to the debt component of the Notes, which reduces their initial debt carrying value reflected as a liability on our balance sheets. The carrying value of the debt component of the Notes, net of the discount recorded, will be accreted up to the principal amount of the Notes from the issuance date until maturity, which will result in non‑cash charges to interest expense in our consolidated statement of operations. Accordingly, we will report lower net income or higher net loss in our financial results because ASC 470‑20 requires interest to include both the current period’s accretion of the debt discount and the instrument’s coupon interest, which could adversely affect our reported or future financial results, the trading price of our Class A common stock and the trading price of the Notes.
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
We acquired SendGrid on February 1, 2019. Prior to the completion of the acquisition, we and SendGrid operated independently, and there can be no assurances that our businesses can be combined in a manner that allows for the achievement of substantial benefits. The integration process will require significant time and resources, and we may not be able to manage the process successfully as our ability to acquire and integrate larger or more complex companies, products, or technology in a successful manner is unproven. If we are not able to successfully integrate SendGrid’s businesses with ours or pursue our customer and product strategy successfully, the anticipated benefits of the acquisition may not be realized fully or may take longer than expected to be realized. Further, it is possible that there could be a loss of our and/or SendGrid’s key employees and customers, disruption of either company’s or both companies’ ongoing businesses or unexpected issues, higher than expected costs and an overall post‑completion process that takes longer than originally anticipated. Specifically, the following issues, among others, must be addressed in combining SendGrid’s operations with ours in order to realize the anticipated benefits of the acquisition so the combined company performs as the parties hope:

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
In addition, at times the attention of certain members of our management and resources may be focused on integration of the businesses of the two companies and diverted from day‑to‑day business operations, which may disrupt our ongoing business and the business of the combined company.
We have incurred, and may continue to incur, significant, non‑recurring costs in connection with the acquisition of SendGrid and integrating the operations of Twilio and SendGrid, including costs to maintain employee morale and to retain key employees. Management cannot ensure that the elimination of duplicative costs or the realization of other efficiencies will offset the transaction and integration costs in the near term or at all.
Purchase price accounting in connection with our acquisition of SendGrid requires estimates that may be subject to change and could impact our consolidated financial statements and future results of operations and financial position.
Pursuant to the acquisition method of accounting, the purchase price we paid for SendGrid will be allocated to the underlying SendGrid tangible and intangible assets acquired and liabilities assumed based on their respective fair market values with any excess purchase price allocated to goodwill. The acquisition method of accounting is dependent upon certain valuations and other studies that are preliminary. Accordingly, the purchase price allocation as of the acquisition date will be preliminary. We currently anticipate that all the information needed to identify and measure values assigned to the assets acquired and liabilities assumed will be obtained and finalized during the one‑year measurement period following the date of completion of the acquisition. Differences between these preliminary estimates and the final acquisition accounting may occur, and these differences could have a material impact on the consolidated financial statements and the combined company’s future results of operations and financial position.
Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities

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
_____________________________________________

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

Twilio Inc.

May 8, 2019	/s/ JEFFREY LAWSON
Jeffrey Lawson
Chief Executive Officer (Principal Executive Officer)

May 8, 2019	/s/ KHOZEMA SHIPCHANDLER
Khozema Shipchandler
Chief Financial Officer (Principal Accounting and Financial Officer)