Form 10-Q
period 2019-06-30
TWILIO INC
filed 2019-08-02
CIK 1447669

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________
FORM 10-Q
_____________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934
For the quarterly period ended June 30, 2019

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

As of July 26, 2019, 121,541,496 shares of the registrant’s Class A common stock and 14,346,097 shares of registrant’s Class B common stock were outstanding.

TWILIO INC.
Quarterly Report on Form 10-Q
For the Three Months Ended June 30, 2019

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

PART I — FINANCIAL INFORMATION
 Item 1. Financial Statements
TWILIO INC.
Condensed Consolidated Balance Sheets
(In thousands)
(Unaudited)

	As of June 30, 2019	As of December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$535,911	$487,215
Short-term marketable securities	1,346,371	261,128
Accounts receivable, net	126,780	97,712
Prepaid expenses and other current assets	50,451	26,893
Total current assets	2,059,513	872,948
Restricted cash	862	18,119
Property and equipment, net	106,480	63,534
Operating right of use asset	151,946	—
Intangible assets, net	485,410	27,558
Goodwill	2,283,578	38,165
Other long-term assets	21,316	8,386
Total assets	$5,109,105	$1,028,710
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$29,361	$18,495
Accrued expenses and other current liabilities	117,625	96,343
Deferred revenue and customer deposits	24,898	22,972
Operating lease liability, current	21,858	—
Financing lease liability, current	5,920	—
Note payable, current	2,119	—
Total current liabilities	201,781	137,810
Operating lease liability, noncurrent	138,819	—
Financing lease liability, noncurrent	7,752	—
Note payable, noncurrent	2,237	—
Convertible senior notes, net	446,177	434,496
Other long-term liabilities	15,479	18,169
Total liabilities	812,245	590,475
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock	—	—
Class A and Class B common stock	136	100
Additional paid-in capital	4,794,177	808,527
Accumulated other comprehensive income	3,303	1,282
Accumulated deficit	(500,756)	(371,674)
Total stockholders’ equity	4,296,860	438,235
Total liabilities and stockholders’ equity	$5,109,105	$1,028,710
See accompanying notes to condensed consolidated financial statements.

TWILIO INC.
Condensed Consolidated Statements of Operations
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue	$275,039	$147,754	$508,178	$276,870
Cost of revenue	125,024	67,940	232,113	127,522
Gross profit	150,015	79,814	276,065	149,348
Operating expenses:
Research and development	98,783	39,811	176,638	77,387
Sales and marketing	90,421	37,749	162,028	70,571
General and administrative	54,543	24,212	118,719	47,605
Total operating expenses	243,747	101,772	457,385	195,563
Loss from operations	(93,732)	(21,958)	(181,320)	(46,215)
Other expenses, net	(880)	(1,898)	(1,516)	(1,233)
Loss before provision for income taxes	(94,612)	(23,856)	(182,836)	(47,448)
Income tax benefit (provision)	2,033	(150)	53,754	(287)
Net loss attributable to common stockholders	$(92,579)	$(24,006)	$(129,082)	$(47,735)
Net loss per share attributable to common stockholders, basic and diluted	$(0.72)	$(0.25)	$(1.05)	$(0.50)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	129,310,641	96,348,356	122,985,716	95,515,583
See accompanying notes to condensed consolidated financial statements.

TWILIO INC.
Condensed Consolidated Statements of Comprehensive Loss
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net loss	$(92,579)	$(24,006)	$(129,082)	$(47,735)
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities	980	152	2,021	(165)
Foreign currency translation	—	(629)	—	102
Total other comprehensive income (loss)	980	(477)	2,021	(63)
Comprehensive loss attributable to common stockholders	$(91,599)	$(24,483)	$(127,061)	$(47,798)
See accompanying notes to condensed consolidated financial statements.

TWILIO INC.
Condensed Consolidated Statements of Stockholders' Equity
(In thousands, except share amounts)
(Unaudited)

	Common Stock Class A		Common Stock Class B		Additional Paid In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2018	80,769,763	$80	19,310,465	$20	$808,527	$1,282	$(371,674)	$438,235
Net loss	—	—	—	—	—	—	(36,503)	(36,503)
Exercises of vested stock options	748,679	1	1,023,984	1	15,326	—	—	15,328
Vesting of early exercised stock options	—	—		—	9	—	—	9
Vesting of restricted stock units	641,406	—	39,360	—	—	—	—	—
Value of equity awards withheld for tax liability	(5,860)	—	(4,431)	—	(1,062)	—	—	(1,062)
Conversion of shares of Class B common stock into shares of Class A common stock	4,339,519	4	(4,339,519)	(4)	—	—	—	—
Shares issued in acquisition	23,555,081	24	—	—	2,658,874	—	—	2,658,898
Equity awards assumed in acquisition	—	—	—	—	191,620	—	—	191,620
Unrealized gain on marketable securities	—	—	—	—	—	1,041	—	1,041
Stock-based compensation	—	—	—	—	59,947	—	—	59,947
Balance as of March 31, 2019	110,048,588	$109	16,029,859	$17	$3,733,241	$2,323	$(408,177)	$3,327,513
Net loss	—	—	—	—	—	—	(92,579)	(92,579)
Issuance of common stock in connection with a public offering, net of underwriter discounts	8,064,515	8	—	—	979,992	—	—	980,000
Costs related to the public offering	—	—	—	—	(953)	—	—	(953)
Exercises of vested stock options	313,924	—	503,797	1	9,926	—	—	9,927
Vesting of restricted stock units	675,028	1	29,576	—	—	—	—	1
Value of equity awards withheld for tax liability	(5,934)	—	(5,888)	—	(1,518)	—	—	(1,518)
Conversion of shares of Class B common stock into shares of Class A common stock	2,172,598	2	(2,172,598)	(2)	—	—	—	—
Shares issued under ESPP	108,895	—	—	—	8,254	—	—	8,254
Equity awards assumed in acquisition (measurement period adjustment)	—	—	—	—	(7,126)	—	—	(7,126)
Unrealized gain on marketable securities	—	—	—	—	—	980	—	980
Stock-based compensation	—	—	—	—	72,361	—	—	72,361
Balance as of June 30, 2019	121,377,614	$120	14,384,746	$16	$4,794,177	$3,303	$(500,756)	$4,296,860
See accompanying notes to condensed consolidated financial statements.

TWILIO INC.
Condensed Consolidated Statements of Stockholders' Equity, continued
(In thousands, except share amounts)
(Unaudited)

	Common Stock Class A		Common Stock Class B		Additional Paid In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2017	69,906,550	$70	24,063,246	$24	$608,165	$2,025	$(250,438)	$359,846
Net loss	—	—	—	—	—	—	(23,729)	(23,729)
Adjustment to opening retained earnings due to adoption of ASC 606	—	—	—	—	—	—	713	713
Exercises of vested stock options	—	—	1,190,387	1	6,677	—	—	6,678
Vesting of early exercised stock options	—	—		—	21	—	—	21
Vesting of restricted stock units	491,501	—	52,716	—	—	—	—	—
Value of equity awards withheld for tax liability	(8,352)	—	(4,380)	—	(371)	—	—	(371)
Conversion of shares of Class B common stock into shares of Class A common stock	1,358,716	1	(1,358,716)	(1)	—	—	—	—
Unrealized loss on marketable securities	—	—	—	—	—	(317)	—	(317)
Foreign currency translation	—	—	—	—	—	731	—	731
Stock-based compensation	—	—	—	—	18,968	—	—	18,968
Balance as of March 31, 2018	71,748,415	$71	23,943,253	$24	$633,460	$2,439	$(273,454)	$362,540
Net loss	—	—	—	—	—	—	(24,006)	(24,006)
Exercises of vested stock options	—	—	960,414	1	7,036	—	—	7,037
Vesting of early exercised stock options	—	—	—	—	4	—	—	4
Vesting of restricted stock units	457,495	—	40,070	—	—	—	—	—
Value of equity awards withheld for tax liability	(5,860)	—	(5,888)	—	(539)	—	—	(539)
Conversion of shares of Class B common stock into shares of Class A common stock	4,109,726	4	(4,109,726)	(4)	—	—	—	—
Shares issued under ESPP	201,581	—	—	—	4,474	—	—	4,474
Issuance of debt conversion option	—	—	—	—	119,435	—	—	119,435
Debt conversion option issuance costs	—	—	—	—	(2,819)	—	—	(2,819)
Capped call option issuance costs	—	—	—	—	(58,465)	—	—	(58,465)
Unrealized loss on marketable securities	—	—	—	—	—	152	—	152
Foreign currency translation	—	—	—	—	—	(629)	—	(629)
Stock-based compensation	—	—	—	—	22,487		—	22,487
Balance as of June 30, 2018	76,511,357	$75	20,828,123	$21	$725,073	$1,962	$(297,460)	$429,671
See accompanying notes to condensed consolidated financial statements.

TWILIO INC.
Condensed Consolidated Statements of Cash Flows
(In thousands) (Unaudited)

	Six Months Ended June 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(129,082)	$(47,735)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	49,610	11,392
Right-of-use asset amortization	10,707	—
Net amortization of investment premium and discount	(2,948)	(237)
Amortization of debt discount and issuance costs	11,682	2,695
Stock-based compensation	129,064	38,546
Amortization of deferred commissions	1,585	478
Provision for doubtful accounts	697	1,515
Tax benefit related to release of valuation allowance	(53,502)	—
Write-off of long lived assets	769	515
Other tax benefit realized in the period	(692)	—
Changes in operating assets and liabilities:
Accounts receivable	(22,523)	(26,048)
Prepaid expenses and other current assets	(15,688)	(2,847)
Other long-term assets	(5,969)	(1,908)
Accounts payable	8,306	12,566
Accrued expenses and other current liabilities	13,976	28,040
Deferred revenue and customer deposits	1,927	3,300
Operating right of use liability	(9,367)	—
Long-term liabilities	(2,371)	(1,047)
Net cash (used in) provided by operating activities	(13,819)	19,225
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions, net of cash acquired	146,957	—
Purchases of marketable securities and other investments	(1,377,072)	(184,364)
Proceeds from sales and maturities of marketable securities	286,653	58,520
Capitalized software development costs	(10,520)	(9,958)
Purchases of long-lived assets	(7,882)	(2,315)
Net cash used in investing activities	(961,864)	(138,117)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from a public offering, net of underwriting discount	980,000	—
Payments of costs related to the public offering	(347)	—
Proceeds from issuance of convertible senior notes	—	550,000
Payment of debt issuance costs	—	(12,513)
Purchase of capped call	—	(58,465)
Principal payments on notes payable	(997)	—
Principal payments on financing leases	(2,463)	—
Proceeds from exercises of stock options	25,255	13,715
Proceeds from shares issued under ESPP	8,254	4,474
Value of equity awards withheld for tax liabilities	(2,580)	(910)
Net cash provided by financing activities	1,007,122	496,301
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	818
NET INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	31,439	378,227
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—Beginning of period	505,334	120,788
CASH, CASH EQUIVALENTS AND RESTRICTED CASH —End of period	$536,773	$499,015
Cash paid for income taxes, net	$48	$321
Cash paid on finance leases	$337	$—
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Purchases of property, equipment and intangible assets, accrued but not paid	$1,831	$572
Purchases of property and equipment through finance leases	$13,616	$—
Acquisition holdback	$4,230	$—
Acquisition - value of common stock issued, stock awards assumed and measurement period adjustments	$2,843,392	$—
Stock-based compensation capitalized in software development costs	$3,244	$2,909
Debt offering costs, accrued but not paid	$—	$467
Costs related to public offerings, accrued but not paid	$606	$—
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
The Company’s headquarters are located in San Francisco, California, and the Company has subsidiaries in Australia, Bermuda, Colombia, Czech Republic, Estonia, France, Germany, Hong Kong, Ireland, Japan, the Netherlands, Singapore, Spain, Sweden, United Kingdom and the United States.
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
The Company sells its services to a wide variety of customers. If the financial condition or results of operations of any significant customers deteriorate substantially, operating results could be adversely affected. To reduce credit risk, management performs ongoing credit evaluations of the financial condition of significant customers. The Company does not require collateral from its credit customers and maintains reserves for estimated credit losses on customer accounts when considered necessary. Actual credit losses may differ from the Company’s estimates. During the three and six months ended June 30, 2019 and 2018, respectively, there was no customer organization that accounted for more than 10% of the Company’s total revenue.
As of June 30, 2019, and December 31, 2018, no customer organization represented more than 10% of the Company’s gross accounts receivable.
(e)Deferred Revenue and Customer Deposits

Deferred revenue is recorded when cash payments are received in advance of future usage on non-cancelable contracts. Customer refundable prepayments are recorded as customer deposits. During the three and six months ended June 30, 2019, the Company recognized $4.7 million and $15.4 million of revenue, respectively, and during the three and six months ended June 30, 2018, the Company recognized $3.6 million and $7.2 million of revenue, respectively, that was included in the deferred revenue and customer deposits balance as of the beginning of the year.
(f)Deferred Sales Commissions

The Company records an asset for the incremental costs of obtaining a contract with a customer, for example, sales commissions that are earned upon execution of contracts. The Company uses the portfolio of data method to determine the estimated period of benefit of capitalized commissions which is determined to be five years. Amortization expense related to these capitalized costs related to initial contracts, upsells and renewals, is recognized on a straight line basis over the estimated period of benefit of the capitalized commissions. Total net capitalized costs as of June 30, 2019, and December 31, 2018, were $17.5 million and $9.4 million, respectively, and are included in prepaid expenses and other current and long‑term assets in the accompanying condensed consolidated balance sheets. Amortization of these assets was $0.9 million and $1.6 million in the three and six months ended June 30, 2019, respectively, and $0.3 million and $0.5 million in the three and six months ended June 30, 2018, respectively, and is included in sales and marketing expense in the accompanying condensed consolidated statements of operations.
(g)     Recently Adopted Accounting Guidance

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-02, "Leases (Topic 842)", which was further clarified in July 2018 by ASU 2018‑10, “Codification Improvements to Topic 842, Leases”, and ASU 2018‑11, “Leases-Targeted Improvements”. ASU 2018-10 provides narrow amendments to clarify how to apply certain aspects of the new lease standard. ASU 2018-11 addresses implementation issues related to the new lease standard. The standard is effective for interim and annual reporting periods beginning after December 15, 2018. Under the new standard, lessees are required to recognize in the balance sheet the right-of-use ("ROU") assets and lease liabilities that arise from operating leases. The Company adopted the standard using the optional alternative method on a prospective basis with an effective date as of the beginning of the Company’s fiscal year, January 1, 2019, and applied it to the operating leases that existed on that date. Prior year comparative financial information was not recast under the new standard and continues to be presented under ASC 840. The Company elected to utilize the package of practical expedients available for expired or existing contracts which allowed the Company to carryforward historical assessments of (a) whether contracts are or contain leases, (b) lease classification, and (c) initial direct costs. The Company elected the use of hindsight practical expedient in determining the lease term and assessing the likelihood that lease renewal, termination or purchase option will be exercised. The Company also elected to apply the short-term lease exception for all leases. Under the short-term lease exception, the Company will not recognize ROU assets or lease liabilities for leases that, at the acquisition date, have a remaining lease term of 12 months or less.

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

The financial results for the three and six months ended June 30, 2019, are presented under the new standard, while the comparative periods presented are not adjusted and continue to be reported in accordance with the Company’s historical accounting policy.

See Note 5, “Right-of-use Assets and Lease Liabilities” for further information.

In March 2019, the FASB issued ASU 2019-01, “Codification Improvements” to Leases (Topic 842). This pronouncement did not have a material impact on the Company's financial statements.

In August 2018, the FASB issued ASU 2018‑13, “Fair Value Measurement (Topic 820) Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement”. The amendments under ASU 2018‑13 remove, add and modify certain disclosure requirements on fair value measurements in ASC 820. The amendments are effective for interim and annual periods beginning after December 15, 2019. The Company early adopted this guidance effective April 1, 2019. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In July 2018, the FASB issued ASU 2018-09, "Codification Improvements ", which does not prescribe any new accounting guidance, but instead makes minor improvements and clarifications of several topics. Certain updates are applicable immediately while others provide for a transition period to adopt as part of the next fiscal year beginning after December 15, 2018. The Company adopted this guidance effective April 1, 2019. The adoptions of this guidance did not have a material impact on the Company's consolidated financial statements.

In January 2017, the FASB issued ASU 2017‑04, “Simplifying the Test for Goodwill Impairment”, which removes the second step of the goodwill impairment test that requires a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. This guidance is effective prospectively for interim and annual reporting periods beginning after December 15, 2019. The Company early adopted this guidance effective April 1, 2019. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

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
In June 2016, the FASB issued ASU 2016‑13, “Financial Instruments—Credit Losses: Measurement of Credit Losses on Financial Instruments”, which changes the impairment model for most financial assets. The new model uses a forward‑looking expected loss method, which will generally result in earlier recognition of allowances for losses. In November 2018, the FASB issued ASU 2018‑19, “Codification Improvements to Topic 326, Financial Instruments—Credit

Losses”, which clarifies that receivables arising from operating leases are not within the scope of Topic 326, Financial Instruments—Credit Losses. Instead, impairment of receivables arising from operating leases should be accounted for in accordance with Topic 842, Leases. In April 2019, the FASB issued ASU 2019-04, "Codification  Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments," which clarifies treatment of certain credit losses. In May 2019, the FASB issued ASU 2019-05, "Financial Instruments — Credit Losses (Topic 326): Targeted Transition Relief", which permits an entity, upon adoption of ASU 2016-13, to irrevocably elect the fair value option (on an instrument-by-instrument basis) for eligible financial assets measured at amortized cost basis. These ASUs are effective for annual and interim periods beginning after December 15, 2019, and early adoption is permitted. The Company is evaluating the impact of this guidance on its consolidated financial statements.

3. Fair Value Measurements
The following tables provide the financial assets measured at fair value on a recurring basis as of June 30, 2019, and December 31, 2018, (in thousands):

	Amortized Cost or Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses Less Than 12 Months	Gross Unrealized Losses More Than 12 Months	Fair Value Hierarchy as of June 30, 2019			Aggregate Fair Value
					Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents:
Money market funds	$275,838	$—	$—	$—	$275,838	$—	$—	$275,838
Reverse repurchase agreements	75,000	—	—	—	—	75,000	—	75,000
Commercial paper	114,471	—	—	—		114,471		114,471
Total included in cash and cash equivalents	465,309	—	—	—	275,838	189,471	—	465,309
Marketable securities:
U.S. Treasury securities	160,374	238	(1)	—	160,611	—	—	160,611
Corporate debt securities and commercial paper	1,183,653	2,427	(309)	(11)	5,000	1,180,760	—	1,185,760
Total marketable securities	1,344,027	2,665	(310)	(11)	165,611	1,180,760	—	1,346,371
Strategic investment	5,000	—	—	—	—	—	5,000	5,000
Total financial assets	$1,814,336	$2,665	$(310)	$(11)	$441,449	$1,370,231	$5,000	$1,816,680

	Amortized Cost or Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses Less Than 12 Months	Gross Unrealized Losses More Than 12 Months	Fair Value Hierarchy as of December 31, 2018			Aggregate Fair Value
					Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents:
Money market funds	$420,234	$—	$—	$—	$420,234	$—	$—	$420,234
Reverse repurchase agreements	35,000	—	—	—	—	35,000	—	35,000
Commercial paper	9,983	—	—	—	—	9,983	—	9,983
Total included in cash and cash equivalents	465,217	—	—	—	420,234	44,983	—	465,217
Marketable securities:
U.S. Treasury securities	59,785	—	(7)	(9)	59,769	—	—	59,769
Corporate debt securities and commercial paper	201,683	23	(123)	(224)	—	201,359	—	201,359
Total marketable securities	261,468	23	(130)	(233)	59,769	201,359	—	261,128
Total financial assets	$726,685	$23	$(130)	$(233)	$480,003	$246,342	$—	$726,345

As the Company views its marketable securities as available to support current operations, it has classified all available for sale securities as short-term. As of June 30, 2019, and December 31, 2018, for fixed income securities that were in unrealized loss positions, the Company has determined that (i) it does not have the intent to sell any of these investments, and (ii) it is not more likely than not that it will be required to sell any of these investments before recovery of the entire amortized cost basis. In addition, as of June 30, 2019, and December 31, 2018, the Company anticipates that it will recover the entire amortized cost basis of such fixed income securities and has determined that no other-than-temporary impairments associated with credit losses were required to be recognized during the three and six months ended June 30, 2019 and 2018.
Interest earned on marketable securities was $2.6 million and $4.1 million in the three and six months ended June 30, 2019, respectively, and $0.7 million and $1.4 million in the three and six months ended June 30, 2018, respectively. The interest is recorded as other expense, net, in the accompanying condensed consolidated statements of operations.
The following table summarizes the contractual maturities of marketable securities as of June 30, 2019, and December 31, 2018, (in thousands):

	As of June 30, 2019		As of December 31, 2018
	Amortized Cost	Aggregate Fair Value	Amortized Cost	Aggregate Fair Value
Financial Assets:
Less than one year	$687,642	$688,388	$261,468	$261,128
One to two years	656,385	657,983	—	—
Total	$1,344,027	$1,346,371	$261,468	$261,128

The Company enters into reverse securities repurchase agreements, primarily for short-term investments with maturities of 90 days or less. As of June 30, 2019, and December 31, 2018, the Company was party to reverse repurchase agreements totaling $75.0 million and $35.0 million, respectively, which were reported in cash and equivalents in the accompanying condensed consolidated balance sheets. Under these reverse securities repurchase agreements, the Company typically lends available cash at a specified rate of interest and holds U.S. government securities as collateral during the term of the agreement. Collateral value is in excess of the amounts loaned under these agreements.

In May 2019, the Company made a strategic investment of $5.0 million into a privately held debt security in which the Company does not have a controlling interest or significant influence. The security and the bifurcated embedded derivatives are recorded at fair value in other long-term assets in the accompanying condensed consolidated balance sheet. Changes in fair value of the host contract will be recorded in the accumulated other comprehensive income in the Company's consolidated balance sheet, and changes in fair value of the bifurcated derivatives will be recorded in the consolidated statement of operations. The Company classifies its privately held debt security as a Level 3 investment within the fair value hierarchy based on the nature of the fair value inputs. No impairment was recognized for the three months ended June 30, 2019.
As of June 30, 2019, and December 31, 2018, the fair value of the 0.25% convertible senior notes due 2023 (the “Notes”), as further described in Note 9 below, was approximately $1,116.2 million and $743.4 million, respectively. The fair value of the Notes is determined based on the closing price on the last trading day of the reporting period and is classified as a Level 2 security within the fair value hierarchy.
As of June 30, 2019, the note payable assumed in the SendGrid acquisition, as further described in Note 9 below, is recorded at its carrying amount, which approximates its fair value based on the proximity of its effective interest rate to the current market rates. The note payable is classified as a Level 2 instrument within the fair value hierarchy.

4. Property and Equipment
Property and equipment consisted of the following (in thousands):

	As of June 30, 2019	As of December 31, 2018
Capitalized internal-use software development costs	$85,145	$72,647
Data center equipment (1)	14,795	—
Leasehold improvements	33,305	15,293
Office equipment	20,715	13,563
Furniture and fixtures (1)	7,273	4,918
Software	6,073	1,849
Total property and equipment	167,306	108,270
Less: accumulated depreciation and amortization	(60,826)	(44,736)
Total property and equipment, net	$106,480	$63,534
_______________

(1)	Data center equipment and furniture and fixtures contain assets under finance leases. See Note 5 for further detail.
Depreciation and amortization expense was $9.1 million and $16.7 million for the three and six months ended June 30, 2019, respectively, and $4.3 million and $8.5 million for the three and six months ended June 30, 2018, respectively.
The Company capitalized $6.7 million and $13.7 million in internal-use software development costs in the three and six months ended June 30, 2019, respectively, and $6.7 million and $13.1 million in the three and six months ended June 30, 2018, respectively. Of this amount, stock-based compensation expense was $1.6 million and $3.2 million in the three and six months ended June 30, 2019, respectively, and $1.5 million and $2.9 million in the three and six months ended June 30, 2018, respectively.
Amortization of capitalized software development costs was $4.3 million and $8.1 million in the three and six months ended June 30, 2019, respectively, and $3.0 million and $5.7 million in the three and six months ended June 30, 2018, respectively.

5. Right-of-Use Asset and Lease Liabilities
The Company determines if an arrangement is a lease at inception. The Company presents the operating leases in long-term assets and current and long-term liabilities. Finance lease assets are included in property and equipment, net, and finance lease liabilities are presented in current and long-term liabilities in the accompanying condensed consolidated balance sheet as of June 30, 2019.
Right-of-use ("ROU") assets represent the Company’s right to use an underlying asset for the lease term, and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As the Company’s leases do not generally provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The Company’s lease agreements may have lease and non-lease components, which the Company generally accounts for as a single lease component. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term, and variable payments are recognized in the period they are incurred. The Company’s lease agreements do not contain any residual value guarantees. Leases with an initial term of 12 months or less are not recorded on the balance sheet.
The Company has entered into various operating lease agreements for data centers and office space, and various financing leases agreements for data center and office equipment and furniture.
As of June 30, 2019, the Company had 19 leased properties, with remaining lease terms of one year to 10 years, some of which include options to extend the leases for up to five years.
The components of lease expense recorded in the condensed consolidated statement of operations were as follows (in thousands):

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Operating lease cost	$8,273	$15,446
Finance lease cost:
Amortization of assets	1,526	2,689
Interest on lease liabilities	189	337
Short-term lease cost	1,905	3,340
Variable lease cost	1,080	1,567
Total net lease cost	$12,973	$23,379

Supplemental balance sheet information related to leases was as follows (in thousands):

Leases	Classification	As of June 30, 2019
Assets:
Operating lease assets	Operating right-of-use asset (a)	$151,946
Finance lease assets	Property and equipment, net of accumulated depreciation (b)	12,970
Total leased assets		$164,916

Liabilities:
Current
Operating	Operating lease liability, current	$21,858
Finance	Financing lease liability, current	5,920
Noncurrent
Operating	Operating lease liability, noncurrent	138,819
Finance	Finance lease liability, noncurrent	7,752
Total lease liabilities		$174,349

(a)	Operating lease assets are recorded net of accumulated amortization of $10.8 million as of June 30, 2019.

(b)	Finance lease assets are recorded net of accumulated depreciation of $2.7 million as of June 30, 2019.

Supplemental cash flow and other information related to leases was as follows (in thousands):

Six Months Ended June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$12,145
Operating cash flows from finance leases	$337
Financing cash flows from finance leases	$2,463

Weighted average remaining lease term (in years):
Operating leases	6.8
Finance leases	3.1

Weighted average discount rate:
Operating leases	5.8%
Finance leases	5.2%

Maturities of lease liabilities were as follows (in thousands):

	As of June 30, 2019
	Operating Leases	Finance Leases
2019 (remaining six months)	$14,523	$3,278
2020	30,523	6,015
2021	28,791	3,130
2022	28,249	807
2023	27,762	413
Thereafter	68,106	1,316
Total lease payments	197,954	14,959
Less: imputed interest	(37,277)	(1,287)
Total lease obligations	160,677	13,672
Less: current obligations	(21,858)	(5,920)
Long-term lease obligations	$138,819	$7,752

Disclosures related to periods prior to adoption of the New Lease Standard
Rent expense was $2.1 million and $4.2 million in the three and six months ended June 30, 2018, respectively.
As of June 30, 2019, the Company had an additional operating lease obligation of $1.8 million related to a lease that will commence during third quarter 2019 with a lease term of 2.0 years. The Company had additional operating and finance lease obligations of $43.6 million and $0.7 million, respectively, related to a lease that will commence during the second quarter of fiscal year 2020 with a lease term of 6.8 years.

Future minimum lease payment obligations under noncancelable operating and finance leases were as follows (in thousands):

	As of December 31, 2018
	Operating Leases	Finance Leases
2019	$24,128	$306
2020	29,527	512
2021	30,898	573
2022	30,492	590
2023	30,122	608
Thereafter	81,316	1,939
Total lease payments	$226,483	$4,528

6. Business Combinations
Fiscal 2019 Acquisitions
Capio, Inc.
In June 2019, the Company acquired all outstanding shares of Capio, Inc. ("Capio"), a developer and provider of an automatic speech recognition technology based in Sunnyvale, California, for a total purchase price of $14.4 million, paid in cash, of which $4.0 million was withheld by the Company for a period of 18 months and an additional $0.2 million was withheld for certain tax liabilities to be settled in the near term. These amounts are recorded in the long-term and short-term liabilities, respectively, in the accompanying condensed consolidated balance sheet as of June 30, 2019.

Additionally, the Company granted 43,556 restricted stock units of the Company's Class A common stock to former Capio stockholders that had a value of $5.9 million and are subject to vesting over a period of three years. The Company is recording stock-based compensation expense as the shares vest.

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

The following table presents the preliminary purchase price allocation recorded in the Company's condensed consolidated balance sheet as of June 30, 2019, (in thousands):

Total
Net tangible liabilities assumed	$(542)
Intangible assets (1)	7,610
Goodwill (2)	7,343
Total purchase price	$14,411
_________________
(1) Identifiable finite-lived intangible assets were comprised of the following (in thousands):

	Total	Estimated life (in years)
Developed technology and software	$6,390	6
Customer relationships	1,220	4
Total intangible assets acquired	$7,610

(2) The goodwill is primarily attributable to the future cash flows to be realized from the acquired technology. The goodwill is not deductible for U.S. tax purposes.

The Company acquired a net deferred tax liability of $0.8 million in this business combination that is included in the long-term liabilities in the accompanying condensed consolidated balance sheet.
The estimated fair value of the intangible assets acquired was determined by the Company, and the Company considered and relied in part upon a valuation report of a third-party expert. The Company used an income approach to estimate the fair values of the identifiable intangible assets.
The Company incurred costs related to this acquisition of $0.8 million that were expensed as incurred and recorded in general and administrative expenses in the accompanying condensed consolidated statement of operation.
Pro forma results of operations for this acquisition are not presented as the financial impact to the Company's consolidated financial statements is immaterial.

SendGrid, Inc.
In February 2019, the Company acquired all outstanding shares of SendGrid, Inc. ("SendGrid"), the leading email API platform, by issuing 23.6 million shares of its Class A common stock with a total value of $2,658.9 million . The Company also assumed all of the outstanding stock options and restricted stock units of SendGrid as converted into stock options and restricted stock units, respectively, of the Company based on the conversion ratio provided in the Agreement and Plan of Merger and Reorganization, as amended (the "Merger Agreement").
The acquisition added additional products and services to the Company's offerings for its customers. With these additional products, the Company now offers an Email API and Marketing Campaigns product leveraging the Email API. The acquisition has also added new customers, new employees, technology and intellectual property assets.
The acquisition was accounted for as a business combination and the total purchase price was allocated to the net tangible and intangible assets and liabilities based on their fair values on the acquisition date and the excess was recorded as goodwill. The values assigned to the assets acquired and liabilities assumed are based on preliminary estimates of fair value available as of the date of this Quarterly Report on Form 10-Q and may be adjusted during the measurement period of up to 12 months from the date of acquisition as further information becomes available. In the three months ended June 30, 2019, the Company recorded a measurement period adjustment of $7.1 million to reduce its preliminary purchase price related to the value of the pre-combination services reflected in the assumed equity awards, and $7.0 million to reallocate value between the acquired intangible assets and goodwill. Both adjustments were recorded as a result of further refinement of the assumptions used in the process of valuation of these assets.
As of June 30, 2019, the primary areas that are still not finalized due to information that may become available and may result in further changes in the values assigned to various assets and liabilities include purchase consideration and purchase price, including related tax impact, and valuation of tangible and intangible assets.
The adjusted purchase price of $2,843.4 million reflects the $2,658.9 million fair value of 23.6 million shares of the Company's Class A common stock transferred as consideration for all outstanding shares of SendGrid, and the $184.5 million fair value of the pre-combination services of SendGrid employees reflected in the equity awards assumed by the Company on the acquisition date.
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
The unvested stock awards assumed on the acquisition date will continue to vest as the SendGrid employees provide services in the post acquisition period. The fair value of these awards will be recorded as share-based compensation expense over the respective vesting period of each award.
The purchase price components, as adjusted, are summarized in the following table (in thousands):

Total
Fair value of Class A common stock transferred	$2,658,898
Fair value of the pre-combination service through equity awards	184,494
Total purchase price, as adjusted	$2,843,392

The following table presents the preliminary purchase price allocation, as adjusted, recorded in the Company's condensed consolidated balance sheet as of June 30, 2019 (in thousands). The Company expects to continue to obtain information to assist it in determining the fair values of the net assets acquired on the acquisition date during the measurement period:

Total
Cash and cash equivalents	$156,783
Accounts receivable and other current assets	11,636
Property and equipment, net	38,350
Operating right of use asset	33,742
Intangible assets	483,000
Other assets	1,664
Goodwill	2,238,070
Accounts payable and other liabilities	(11,115)
Operating lease liability	(32,568)
Financing lease liability	(13,616)
Note payable	(5,387)
Deferred tax liability	(57,167)
Total purchase price	$2,843,392
The Company acquired a net deferred tax liability of $57.2 million in this business combination that is included in long-term liabilities in the accompanying condensed consolidated balance sheet. This amount was offset by a release of a valuation allowance on deferred tax assets of $48.6 million.
Identifiable intangible assets are comprised of the following (in thousands):

	Total	Estimated life (in years)
Developed technology and software	$294,000	7
Customer relationships	169,000	7
Trade names	20,000	5
Total intangible assets acquired	$483,000

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
The acquired entity's results of operations were included in the Company's condensed consolidated financial statements from the date of acquisition, February 1, 2019. For the three and six months ended June 30, 2019, SendGrid contributed net operating revenue of $45.9 million and $74.5 million, respectively, which is reflected in the accompanying condensed consolidated statement of operations. Due to the integrated nature of the Company's operations, the Company believes that it is not practicable to separately identify earnings of SendGrid on a stand-alone basis.
During the three and six months ended June 30, 2019, the Company incurred costs related to this acquisition of $0.5 million and $12.9 million, respectively, that were expensed as incurred and recorded in general and administrative expenses in the accompanying condensed consolidated statement of operations.
The following pro forma condensed combined financial information gives effect to the acquisition of SendGrid as if it were consummated on January 1, 2018 (the beginning of the comparable prior reporting period), and includes pro forma adjustments related to the amortization of acquired intangible assets, share-based compensation expense and direct and incremental transaction costs reflected in the historical financial statements. Specifically, the following adjustments were made:
•For the three and six months ended June 30, 2019, the Company's and SendGrid's direct and incremental transaction costs of $0.5 million and $39.9 million, respectively, are excluded from pro forma condensed combined net loss.
•For the three and six months ended June 30, 2018, the Company's direct and incremental transaction costs of $0.5 million and $12.9 million, respectively, are included in the pro forma condensed combined net loss.
•In the three months ended June 30, 2019, the pro forma condensed combined net loss includes an increase to the valuation allowance of $0.6 million. In the six months ended June 30, 2019, the pro forma condensed combined net loss includes a reversal of the valuation allowance release of $48.6 million.
•In the three and six months ended June 30, 2018, the pro forma condensed combined net loss includes a tax expense of $2.6 million and a tax benefit of $53.5 million, respectively, that would have resulted from the acquisition.
This data is presented for informational purposes only and is not intended to represent or be indicative of the results of operations that would have been reported had the acquisition occurred on January 1, 2018. It should not be taken as representative of future results of operations of the combined company.
The following table presents the pro forma condensed combined financial information (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue	$275,039	$183,429	$521,924	$345,114
Net loss attributable to common stockholders	$(82,880)	$(53,858)	$(155,840)	$(73,339)

7. Goodwill and Intangible Assets
Goodwill
Goodwill balance as of June 30, 2019, and December 31, 2018, was as follows (in thousands):

Total
Balance as of December 31, 2018	$38,165
Goodwill additions related to 2019 acquisitions	2,246,398
Measurement period adjustments	(985)
Balance as of June 30, 2019	$2,283,578

Intangible assets
Intangible assets consisted of the following (in thousands):

	As of June 30, 2019
	Gross	Accumulated Amortization	Net
Amortizable intangible assets:
Developed technology	$328,598	$(30,581)	$298,017
Customer relationships	178,374	(13,280)	165,094
Supplier relationships	2,696	(1,240)	1,456
Trade names	20,060	(1,727)	18,333
Patent	2,439	(224)	2,215
Total amortizable intangible assets	532,167	(47,052)	485,115
Non-amortizable intangible assets:
Domain names	32	—	32
Trademarks	263	—	263
Total	$532,462	$(47,052)	$485,410

	As of December 31, 2018
	Gross	Accumulated Amortization	Net
Amortizable intangible assets:
Developed technology	$28,209	$(10,497)	$17,712
Customer relationships	8,153	(2,411)	5,742
Supplier relationships	2,696	(973)	1,723
Trade name	60	(60)	—
Patent	2,264	(178)	2,086
Total amortizable intangible assets	41,382	(14,119)	27,263
Non-amortizable intangible assets:
Domain names	32	—	32
Trademarks	263	—	263
Total	$41,677	$(14,119)	$27,558

Amortization expense was $19.3 million and $32.9 million for the three and six months ended June 30, 2019, respectively, and $1.4 million and $2.8 million for the three and six months ended June 30, 2018, respectively.
Total estimated future amortization expense was as follows (in thousands):

As of June 30, 2019
2019 (remaining six months)	$39,878
2020	77,882
2021	76,371
2022	74,976
2023	72,786
Thereafter	143,222
Total	$485,115

8. Accrued Expenses and Other Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	As of June 30, 2019	As of December 31, 2018
Accrued payroll and related	$15,717	$9,886
Accrued bonus and commission	8,974	8,564
Accrued cost of revenue	34,523	29,901
Sales and other taxes payable	27,499	23,631
ESPP contributions	4,004	2,672
Deferred rent	—	1,418
VAT liability	2,528	2,217
Acquisition holdback	2,240	—
Accrued other expense	22,140	18,054
Total accrued expenses and other current liabilities	$117,625	$96,343

Other long-term liabilities consisted of the following (in thousands):

	As of June 30, 2019	As of December 31, 2018
Deferred rent	$—	$7,569
Deferred tax liability	9,077	5,181
Acquisition holdback	4,280	2,290
Capital lease obligation	—	2,170
Accrued other expense	2,122	959
Total other long-term liabilities	$15,479	$18,169

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
During the three months ended June 30, 2019, the conditional conversion feature of the Notes was triggered as the last reported sale price of the Company's Class A common stock was more than or equal to 130% of the conversion price for at least 20 trading days (whether or not consecutive) in the period of 30 consecutive trading days ending on June 28, 2019 (the last trading day of the calendar quarter), and therefore the Notes are currently convertible, in whole or in part, at the option of the holders between July 1, 2019 through September 30, 2019. Whether the Notes will be convertible following such period will depend on the continued satisfaction of this condition or another conversion condition in the future. The Company may redeem the Notes, in whole or in part, at its option, on or after June 1, 2021 but before the 35th scheduled trading day before the maturity date, at a cash redemption price equal to 100% of the principal amount of the Notes to be redeemed, plus accrued and unpaid interest, if any, if the last reported sale price of the Class A Common Stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading days ending on, and including, the trading day immediately before the date the redemption notices were sent; and the trading day immediately before such notices were sent.
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
The net carrying amount of the liability component of the Notes was as follows (in thousands):

	As of June 30, 2019	As of December 31, 2018
Principal	$550,000	$550,000
Unamortized discount	(95,719)	(106,484)
Unamortized issuance costs	(8,104)	(9,020)
Net carrying amount	$446,177	$434,496
The net carrying amount of the equity component of the Notes was as follows (in thousands):

	As of June 30, 2019	As of December 31, 2018
Proceeds allocated to the conversion options (debt discount)	$119,435	$119,435
Issuance costs	(2,819)	(2,819)
Net carrying amount	$116,616	$116,616

The following table sets forth the interest expense recognized related to the Notes (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Contractual interest expense	$344	$164	$688	$164
Amortization of debt issuance costs	458	211	916	211
Amortization of debt discount	5,383	2,484	10,766	2,484
Total interest expense related to the Notes	$6,185	$2,859	$12,370	$2,859

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
(b) Note Payable
In connection with the SendGrid acquisition, the Company assumed a note payable that was an arrangement of SendGrid with a financing company to acquire software and related professional services in exchange for a note payable. As of June 30, 2019, the outstanding balance on the note payable was $4.4 million and is recorded in the current and long term liabilities and the related software is included in property and equipment, net, in the accompanying condensed consolidated balance sheet. The note payable bears effective interest at 6.6% per annum compounded monthly and matures in August 2021. Principal and interest payments of are as follows:

Year Ending December 31:	Principal	Interest
2019 (remaining six months)	$1,036	$129
2020	2,176	153
2021	1,144	22
Total payments related to the note	$4,356	$304

10. Supplemental Balance Sheet Information
A roll‑forward of the Company’s reserves is as follows (in thousands):
(a)Allowance for doubtful accounts:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Balance, beginning of period	$4,281	$1,404	$4,945	$1,033
Additions	685	1,140	381	1,515
Assumed in acquisition	—	—	59	—
Write-offs	(193)	(8)	(612)	(12)
Balance, end of period	$4,773	$2,536	$4,773	$2,536

(b)Sales credit reserve:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Balance, beginning of period	$2,831	$1,702	$3,015	$1,761
Additions	2,862	1,544	5,266	2,651
Assumed in acquisition	—	—	277	—
Deductions against reserve	(2,617)	(621)	(5,482)	(1,787)
Balance, end of period	$3,076	$2,625	$3,076	$2,625

11. Revenue by Geographic Area
Revenue by geographic area is based on the IP address or the mailing address at the time of registration. The following table sets forth revenue by geographic area (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue by geographic area:
United States	$194,998	$111,244	$361,551	$209,879
International	80,041	36,510	146,627	66,991
Total	$275,039	$147,754	$508,178	$276,870

Percentage of revenue by geographic area:
United States	71%	75%	71%	76%
International	29%	25%	29%	24%

Long-lived assets outside the United States were not significant.

12. Commitments and Contingencies
(a)Lease and Other Commitments
The Company entered into various non-cancelable operating lease agreements for its facilities that expire over the next 10 years. See Note 5 to these condensed consolidated financial statements for additional detail on the Company's operating and finance lease commitments.
In the three and six months ended June 30, 2019, the Company entered into several non-cancelable vendor agreements with terms from one to four years for a total purchase commitment of $9.7 million and $11.1 million, respectively. Additionally, as a result of its acquisition of SendGrid, the Company assumed a non-cancelable cloud services vendor contract that as of June 30, 2019, had a remaining value of $21.8 million and a remaining term of 2.9 years.
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
On December 1, 2016, the Company filed a patent infringement lawsuit against Telesign in the United States District Court, Northern District of California (“Telesign III”), alleging infringement of United States Patent No. 8,306,021 (“021”), United States Patent No. 8,837,465 (“465”), United States Patent No. 8,755,376 (“376”), United States Patent No. 8,736,051 (“051”), United States Patent No. 8,737,962 (“962”), United States Patent No. 9,270,833 (“833”), and United States Patent No. 9,226,217 (“217”). Telesign filed a motion to dismiss the complaint on January 25, 2017. In two orders, issued on March 31, 2017 and April 17, 2017, the court granted Telesign’s motion to dismiss with respect to the ‘962, ‘833, ‘051 and ‘217 patents, but denied Telesign’s motion to dismiss as to the ‘021, ‘465 and ‘376 patents. On August 23, 2017, Telesign petitioned the PTO for inter partes review of the ‘021, ‘465, and ‘376 patents. On March 9, 2018, the PTO denied Telesign’s petition for inter partes review of the ‘021 patent and granted Telesign’s petitions for inter partes review of the ‘465 and ‘376 patents. On March 6, 2019, the PTO found all claims challenged by Telesign in the inter partes review unpatentable. The Company has appealed the decisions to the United States Court of Appeals for the Federal Circuit. Telesign III is currently stayed pending resolution of the inter partes reviews (and appeals from them) of the ‘465 and ‘376 patents. The Company is seeking a judgment of infringement, a judgment of willful infringement, monetary and injunctive relief, enhanced damages, and an award of costs and expenses against Telesign.
On February 18, 2016, a putative class action complaint was filed in the Alameda County Superior Court in California, entitled Angela Flowers v. Twilio Inc. The complaint alleges that the Company’s products permit the interception, recording and disclosure of communications at a customer’s request and are in violation of the California Invasion of Privacy Act. The complaint seeks injunctive relief as well as monetary damages. On January 2, 2018, the court issued an order granting in part and denying in part the plaintiff’s class certification motion. The court certified two classes of individuals who, during specified time periods, allegedly sent or received certain communications involving the accounts of three of the Company’s customers that were recorded. Following mediation, on January 7, 2019, the parties signed a long form settlement agreement, providing for a payment of $10.0 million into a common fund and injunctive relief involving certain updates to Twilio’s Acceptable Use Policy and customer documentation. On January 15, 2019, the court entered an order granting preliminary approval of the settlement, and the parties signed an amended settlement agreement to conform to the court’s order. The court entered a final order and judgment approving the settlement on June 17, 2019. A final compliance hearing has been scheduled for February 25,

2020. Given insurance coverage, the Company continues to estimate its potential liability in the Flowers matter to be $1.7 million and carries this reserved amount in its condensed consolidated balance sheet as of June 30, 2019.
On September 1, 2015, Twilio was named as a defendant in a First Amended Complaint in a putative class action captioned Jeremy Bauman v. David Saxe, et al. pending in the United States District Court, District of Nevada relating to the alleged sending of unsolicited text messages to the plaintiffs and putative class members. The Company filed a motion to dismiss, which was granted, and on September 20, 2016 the plaintiff filed a Second Amended Complaint with additional allegations that the Company violated the Telephone Consumer Protection Act (“TCPA”), and the Nevada Deceptive Trade Practices Act (“NDTPA”), NRS 41.600(2)(e). On January 10, 2019, the court granted Plaintiffs’ motion for class certification under the TCPA and denied plaintiff’s request to certify a class under the NDTPA. On February 13, 2019, the court issued an order denying the Company’s motion to dismiss as to Plaintiffs’ TCPA claim and granting dismissal as to Plaintiffs’ NDTPA claim. On February 22, 2019, the court stayed the case and directed all parties to mediation, which was conducted on May 15, 2019. On May 17, 2019, the original defendants (the “Saxe Defendants”) and the Company entered an agreement, which among other things, obligates the Saxe Defendants to fully fund all monetary and non-monetary aspects of the settlement of the matter and to obtain the dismissal of the plaintiffs’ and the class’s claims against the Company with prejudice. On May 22, 2019 the plaintiffs and the Saxe Defendants filed a motion to stay the case noting that they had reached agreement on the material terms of a settlement and needed additional time to draft a settlement agreement for submission to the court for review and approval. The Company did not oppose that motion. Plaintiffs and the Saxe Defendants continue to negotiate an agreement for submittal to the court. Based on, among other things, the Company’s agreement with the Saxe Defendants, the Company does not believe a loss is reasonably possible or estimable.
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
In the ordinary course of business and in connection with our financing and business combinations transactions, the Company enters into contractual arrangements under which it agrees to provide indemnification of varying scope and terms to business partners, customers and other parties with respect to certain matters, including, but not limited to, losses arising out of the breach of such agreements, intellectual property infringement claims made by third parties and other liabilities relating to or arising from the Company’s various products, or its acts or omissions. In these circumstances, payment may be conditional on the other party making a claim pursuant to the procedures specified in the particular contract. Further, the Company’s obligations under these agreements may be limited in terms of time and/or amount, and in some instances, the Company may have recourse against third parties for certain payments. The terms of such obligations may vary.
As of June 30, 2019 and December 31, 2018, no material amounts were accrued.
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
As of June 30, 2019 and December 31, 2018, the liability recorded for these taxes was $26.1 million and $22.6 million, respectively.
In the event other jurisdictions challenge management’s assumptions and analysis, the actual exposure could differ materially from the current estimates.

13. Stockholders’ Equity
(a)Preferred Stock
As of June 30, 2019 and December 31, 2018 , the Company had authorized 100,000,000 shares of preferred stock, par value $0.001, of which no shares were issued and outstanding.
(b)Common Stock
As of June 30, 2019 and December 31, 2018, the Company had authorized 1,000,000,000 shares of Class A common stock and 100,000,000 shares of Class B common stock, each par value $0.001 per share. As of June 30, 2019 and December 31, 2018, 121,377,614 shares and 80,769,763 shares of Class A common stock and 14,384,746 shares and 19,310,465 shares of Class B common stock, respectively, were issued and outstanding. Holders of Class A and Class B common stock are entitled to one vote per share and 10 votes per share, respectively, and the shares of Class A common stock and Class B common stock are identical, except for voting and conversion rights.
The Company had reserved shares of common stock for issuance as follows:

	As of June 30, 2019	As of December 31, 2018
Stock options issued and outstanding	9,125,950	7,978,369
Nonvested restricted stock units issued and outstanding	8,926,529	8,262,902
Class A common stock reserved for Twilio.org	776,334	572,676
Stock-based awards available for grant under 2016 Plan	15,727,925	9,313,354
Stock-based awards available for grant under 2016 ESPP	3,984,686	3,092,779
Class A common stock reserved for the convertible senior notes	10,472,165	10,472,165
Total	49,013,589	39,692,245

(c)     Public Equity Offering
In June 2019, the Company completed a public equity offering in which the Company sold 8,064,515 shares of its Class A common stock, which included 1,051,893 shares sold pursuant to the exercise by the underwriters of an option to purchase additional shares, at a public offering price of $124.00 per share. The Company received aggregate proceeds of $979.0 million after deducting underwriting discounts and offering expenses paid and payable by the Company.

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
SendGrid Equity Awards Assumed in Acquisition

In connection with its acquisition of SendGrid, the Company assumed all stock options and restricted stock units issued under SendGrid’s 2009, 2012 or 2017 Stock Incentive Plans that were outstanding on the date of acquisition. The assumed equity awards will continue to be outstanding and will be governed by the provisions of their respective plans. Additionally, the Company assumed shares of SendGrid common stock that were reserved and available for issuance under SendGrid's 2017 Equity Incentive Plan, on an as converted basis. These shares can be utilized for future equity grants under the Company’s 2016 Plan, to the extent permitted by New York Stock Exchange rules.

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

In the three months ended June 30, 2019 and 2018, 108,895 and 201,581 shares of Class A common stock were purchased under the 2016 ESPP, respectively, and 101,885 shares are expected to be purchased in the fourth quarter of 2019. As of June 30, 2019, total unrecognized compensation cost related to the 2016 ESPP was $3.2 million, which will be amortized over a weighted-average period of 0.4 years.
Stock options activity under the 2008 Plan and 2016 Plan was as follows:
Stock Options

	Number of options outstanding	Weighted- average exercise price (per share)	Weighted- average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Outstanding options as of December 31, 2018	7,423,369	$16.07	6.80	$534,640
Granted	905,180	118.41
Assumed in acquisition	2,978,555	14.91
Exercised	(2,590,384)	9.75
Forfeited and canceled	(145,770)	26.12
Outstanding options as of June 30, 2019	8,570,950	$28.21	7.05	$926,868
Options vested and exercisable as of June 30, 2019	4,783,817	$11.50	6.03	$597,243

Aggregate intrinsic value represents the difference between the fair value of the Company’s Class A common stock as reported on the New York Stock Exchange and the exercise price of outstanding “in-the-money” options. The aggregate intrinsic value of stock options exercised was $100.8 million and $287.8 million in the three and six months ended June 30, 2019, respectively, and $43.4 million and $74.5 million in the three and six months ended June 30, 2018, respectively.
The total estimated grant date fair value of options vested was $19.5 million and $42.5 million in the three and six months ended June 30, 2019, respectively, and $4.8 million and $12.8 million in three and six months ended June 30, 2018, respectively.
The weighted-average grant-date fair value of options granted was $63.4 and $58.2 in the three and six months ended June 30, 2019, respectively, and $19.1 and $15.7 in the three and six months ended June 30, 2018, respectively.
On February 28, 2017, the Company granted a total of 555,000 shares of performance-based stock options in three distinct awards to an employee with grant date fair values of $13.48 , $10.26 and $8.41 per share for a total grant value of $5.9 million. The first half of each award vests upon satisfaction of a performance condition and the remainder vests thereafter in equal monthly installments over a two year period. The achievement window expires after 4.3 years from the date of grant and the stock options expire seven years after the date of grant. The stock options are amortized over a derived service period, as adjusted, of 3.1 years, 3.9 years and 4.6 years, respectively. The stock options value and the derived service period were estimated using the Monte-Carlo simulation model. The following table summarizes the details of the performance options:

	Number of options outstanding	Weighted- average exercise price (per share)	Weighted- average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Outstanding options as of December 31, 2018	555,000	$31.72	6.00	$—
Granted	—	—
Exercised	—	—
Forfeited and canceled	—	—
Outstanding options as of June 30, 2019	555,000	$31.72	4.67	$58,070
Options vested and exercisable as of June 30, 2019	265,937	$31.72	4.67	$27,825

As of June 30, 2019, total unrecognized compensation cost related to nonvested stock options was $155.2 million, which will be amortized on a ratable basis over a weighted-average period of 2.2 years.

Restricted Stock Units

	Number of awards outstanding	Weighted- average grant date fair value (per share)	Aggregate intrinsic value (in thousands)
Nonvested RSUs as of December 31, 2018	8,262,902	$42.70	$729,373
Granted	1,886,838	125.14
Assumed in acquisition	561,999	112.88
Vested	(1,385,370)	40.32
Forfeited and canceled	(399,840)	$54.13
Nonvested RSUs as of June 30, 2019	8,926,529	$65.36	$1,217,132

As of June 30, 2019, total unrecognized compensation cost related to nonvested RSUs was $532.0 million, which will be amortized over a weighted-average period of 2.9 years.
Valuation Assumptions
The fair value of employee stock options was estimated on the date of grant using the following assumptions in the Black-Scholes option pricing model:

	Three Months Ended June 30,		Six Months Ended June 30,
Employee Stock Options:	2019	2018	2019	2018
Fair value of common stock	$127.96	$41.22	$111.32 - $130.65	$33.01 - $41.22
Expected term (in years)	6.08	6.08	0.33 - 6.08	6.08
Expected volatility	49.19%	44.16%	48.31% - 66.46%	44.09% - 44.16%
Risk-free interest rate	2.44%	2.86%	2.39% - 2.51%	2.74% - 2.86%
Dividend rate	—%	—%	—%	—%

Employee Stock Purchase Plan:	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Expected term (in years)	0.50	0.50	0.50	0.50
Expected volatility	50.34%	39.78%	50.34%	39.78%
Risk-free interest rate	2.43%	2.09%	2.43%	2.09%
Dividend rate	—%	—%	—%	—%

The following assumptions were used in the Monte Carlo simulation model to estimate the grant date fair value and the derived service period of the performance options:

Asset volatility	40%
Equity volatility	45%
Discount rate	14%
Stock price at grant date	$31.72

Stock-Based Compensation Expense
The Company recorded the total stock-based compensation expense as follows (in thousands). In the three and six months ended June 30, 2019, the stock-based compensation expense associated with awards assumed in the SendGrid acquisition was $26.0 million and $46.7 million, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Cost of revenue	$1,623	$266	$3,432	$488
Research and development	33,701	9,749	59,040	17,621
Sales and marketing	14,564	5,049	26,313	8,908
General and administrative	20,852	5,942	40,279	11,529
Total	$70,740	$21,006	$129,064	$38,546

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
The following table sets forth the calculation of basic and diluted net loss per share attributable to common stockholders during the periods presented (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net loss attributable to common stockholders	$(92,579)	$(24,006)	$(129,082)	$(47,735)
Weighted-average shares used to compute net loss per share attributable to common stockholders, basic and diluted	129,310,641	96,348,356	122,985,716	95,515,583
Net loss per share attributable to common stockholders, basic and diluted	$(0.72)	$(0.25)	$(1.05)	$(0.50)

The following outstanding shares of common stock equivalents were excluded from the calculation of the diluted net loss per share attributable to common stockholders because their effect would have been anti-dilutive:

	As of June 30,
	2019	2018
Stock options issued and outstanding	9,125,950	9,527,562
Nonvested restricted stock units issued and outstanding	8,926,529	7,705,589
Class A common stock reserved for Twilio.org	776,334	635,014
Class A common stock committed under 2016 ESPP	101,885	131,581
Conversion spread*	3,626,721	—
Unvested shares subject to repurchase	—	334
Total	22,557,419	18,000,080

_________
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
16. Income Taxes

The Company recorded the following income tax benefit (provision):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Income tax benefit (provision)	$2,033	$(150)	$53,754	$(287)

In connection with the SendGrid acquisition, the Company recorded a net deferred tax liability which provides an additional source of taxable income to support the realization of the pre-existing deferred tax assets and, accordingly, during the three and six months ended June 30, 2019, the Company released a total of $1.1 million and $52.7 million, respectively, of its U.S. valuation allowance. In the three months ended June 30, 2019, the Company also released $0.7 million of its valuation allowance in connection with its acquisition of Capio, Inc. The Company continues to maintain a valuation allowance for its U.S. Federal and state net deferred tax assets.

The provision for income taxes recorded in the three and six months ended June 30, 2018, consists primarily of income taxes and withholding taxes in foreign jurisdictions in which the Company conducts business. The Company’s U.S. operations have been in a loss position and the Company maintains a full valuation allowance against its U.S. deferred tax assets.

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
As of June 30, 2019, our customers’ applications are able to reach users via voice, messaging, video and email in nearly every country in the world by utilizing our platform. We support our global business through more than 25 cloud data centers in nine regions around the world and have developed contractual relationships with network service providers globally.
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
We also supplement our self‑service model with a sales effort aimed at engaging larger potential customers, strategic leads and existing customers through a direct sales approach. To help increase awareness of our products in the enterprise, we have expanded our marketing efforts through programs like our Twilio Engage roadshow where we seek to bring business leaders and developers together to discuss the future of customer engagement. We have developed products to support this effort as well, like the Twilio Enterprise Plan, which provides capabilities for advanced security, access management and granular administration. Our sales organization targets technical leaders and business leaders who are seeking to leverage software to drive competitive differentiation. As we educate these leaders on the benefits of developing applications incorporating our products to differentiate their business, they often consult with their developers regarding implementation. We believe that developers are often advocates for our products as a result of our developer‑focused approach. Our sales organization includes sales development, inside sales, field sales and sales engineering personnel.
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
We have achieved significant growth in recent periods. In the three months ended June 30, 2019 and 2018, our revenue was $275.0 million and $147.8 million, respectively. Our 10 largest Active Customer Accounts generated an aggregate of 13% and 17%, respectively, of our total revenue in the three months ended June 30, 2019 and 2018. Among these 10 largest Active Customer Accounts, we had three Variable Customer Accounts representing 6% and 8%, respectively, of our total revenue in the three months ended June 30, 2019 and 2018. In the three months ended June 30, 2019 and 2018 our Base Revenue was $256.7 million and $135.0 million, respectively. In the three months ended June 30, 2019 and 2018, our net loss was $92.6 million and $24.0 million, respectively. See the section titled “-Key Business Metrics-Base Revenue” for a discussion of Base Revenue.
Public Equity Offering
In June 2019, we completed a public equity offering in which we sold 8,064,515 shares of our Class A common stock, which included 1,051,893 shares sold pursuant to the exercise by the underwriters of an option to purchase additional shares, at a public offering price of $124.00 per share. We received aggregate proceeds of $979.0 million after deducting underwriting discounts and offering expenses paid and payable by us.

Key Business Metrics

	Three Months Ended June 30,
	2019	2018
Number of Active Customer Accounts (as of end date of period) (1)	161,869	57,350
Base Revenue (in thousands) (1)	$256,737	$135,004
Base Revenue Growth Rate (1)	90%	54%
Dollar-Based Net Expansion Rate	140%	137%
___________
(1) For the three months ended June 30, 2019, Active Customer Accounts, Base Revenue, and Base Revenue Growth Rate include the contribution from Twilio SendGrid, which acquisition closed on February 1, 2019.
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
In the three months ended June 30, 2019 and 2018, revenue from Active Customer Accounts represented over 99% of total revenue in each period.
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
In each of the three months ended June 30, 2019 and 2018, we had six Variable Customer Accounts, which represented 7% and 9%, respectively, of our total revenue.
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
Key Components of Statements of Operations
Revenue. We derive our revenue primarily from usage‑based fees earned from customers using the software products within our Engagement Cloud and Programmable Communications Cloud. These usage‑based software products include offerings, such as Programmable Voice, Programmable Messaging and Programmable Video. Some examples of the usage‑based fees for which we charge include minutes of call duration activity for our Programmable Voice products, number of text messages sent or received using our Programmable Messaging products and number of authentications for our Account Security products. In the three months ended June 30, 2019 and 2018, we generated 74% and 84% of our revenue, respectively, from usage‑based fees. We also earn monthly flat fees from certain fee‑based products, such as our Email API, Marketing Campaigns, Flex seats, telephone numbers, short codes and customer support.
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
We define U.S. revenue as revenue from customers with IP addresses or mailing addresses at the time of registration in the United States, and we define international revenue as revenue from customers with IP addresses or mailing addresses at the time of registration outside of the United States.
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
Our gross margin has been and will continue to be affected by a number of factors, including the timing and extent of our investments in our operations, our product mix, our ability to manage our network service provider and cloud infrastructure‑related fees, the mix of U.S. revenue compared to international revenue, changes in foreign exchange rates and the timing of amortization of capitalized software development costs and acquired intangibles and the extent to which we periodically choose to pass on our cost savings from platform optimization efforts to our customers in the form of lower usage prices.
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
Our general and administrative expenses include a certain amount of sales and other taxes to which we are subject based on the manner we sell and deliver our products. Prior to March 2017, we did not collect such taxes from our customers and recorded such taxes as general and administrative expenses. Effective March 2017, we began collecting these taxes from customers in certain jurisdictions and added more jurisdictions throughout 2018 and 2019. We continue expanding the number of jurisdictions where we will be collecting these taxes in the future. We expect that these expenses will decline in future years as we continue collecting these taxes from our customers in more jurisdictions, which would reduce our rate of ongoing accrual.
Provision for Income Taxes. Our income tax provision or benefit for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items occurring in the quarter. The primary difference between our effective tax rate and the federal statutory rate relates to the net operating losses in jurisdictions with a valuation allowance or a zero tax rate, and the income tax benefit recorded in connection with the SendGrid, Inc. ("SendGrid") acquisition.
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
Non‑GAAP Gross Profit and Non‑GAAP Gross Margin. For the periods presented, we define non‑GAAP gross profit and non‑GAAP gross margin as GAAP gross profit and GAAP gross margin, respectively, adjusted to exclude stock‑based compensation, amortization of acquired intangibles and payroll taxes related to stock‑based compensation.

	Three Months Ended June 30,
	2019	2018
	(In thousands)
Reconciliation:
Gross profit	$150,015	$79,814
Non-GAAP adjustments:
Stock-based compensation	1,623	266
Amortization of acquired intangibles	11,857	1,125
Payroll taxes related to stock-based compensation	58	—
Non-GAAP gross profit	$163,553	$81,205
Non-GAAP gross margin	59%	55%
Non‑GAAP Operating Expenses. For the periods presented, we define non‑GAAP operating expenses (including categories of operating expenses) as GAAP operating expenses (and categories of operating expenses) adjusted to exclude, as applicable, stock‑based compensation, amortization of acquired intangibles, acquisition‑related expenses and payroll taxes related to stock‑based compensation.

	Three Months Ended June 30,
	2019	2018
	(In thousands)
Reconciliation:
Operating expenses	$243,747	$101,772
Non-GAAP adjustments:
Stock-based compensation	(69,117)	(20,740)
Amortization of acquired intangibles	(7,391)	(226)
Acquisition-related expenses	(1,274)	—
Payroll taxes related to stock-based compensation	(3,922)	(1,811)
Non-GAAP operating expenses	$162,043	$78,995

Non‑GAAP Income from Operations and Non‑GAAP Operating Margin. For the periods presented, we define non‑GAAP income from operations and non‑GAAP operating margin as GAAP loss from operations and GAAP operating margin, respectively, adjusted to exclude, as applicable, stock‑based compensation, amortization of acquired intangibles, acquisition‑related expenses and payroll taxes related to stock‑based compensation.

	Three Months Ended June 30,
	2019	2018
	(In thousands)
Reconciliation:
Loss from operations	$(93,732)	$(21,958)
Non-GAAP adjustments:
Stock-based compensation	70,740	21,006
Amortization of acquired intangibles	19,248	1,351
Acquisition-related expenses	1,274	—
Payroll taxes related to stock-based compensation	3,980	1,811
Non-GAAP income from operations	$1,510	$2,210
Non-GAAP operating margin	1%	1%

Results of Operations
The following tables set forth our results of operations for the periods presented and as a percentage of our total revenue for those periods. The period-to-period comparison of our historical results are not necessarily indicative of the results that may be expected in the future.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In thousands)
Condensed Consolidated Statements of Operations Data:
Revenue	$275,039	$147,754	$508,178	$276,870
Cost of revenue (1) (2)	125,024	67,940	232,113	127,522
Gross profit	150,015	79,814	276,065	149,348
Operating expenses:
Research and development (1) (2)	98,783	39,811	176,638	77,387
Sales and marketing (1) (2)	90,421	37,749	162,028	70,571
General and administrative (1) (2)	54,543	24,212	118,719	47,605
Total operating expenses	243,747	101,772	457,385	195,563
Loss from operations	(93,732)	(21,958)	(181,320)	(46,215)
Other expenses, net	(880)	(1,898)	(1,516)	(1,233)
Loss before benefit (provision) for income taxes	(94,612)	(23,856)	(182,836)	(47,448)
Benefit (provision) for income taxes	2,033	(150)	53,754	(287)
Net loss attributable to common stockholders	$(92,579)	$(24,006)	$(129,082)	$(47,735)
____________________________________
(1)Includes stock-based compensation expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In thousands)
Cost of revenue	$1,623	$266	$3,432	$488
Research and development	33,701	9,749	59,040	17,621
Sales and marketing	14,564	5,049	26,313	8,908
General and administrative	20,852	5,942	40,279	11,529
Total	$70,740	$21,006	$129,064	$38,546
____________________________________
(2)Includes amortization of acquired intangibles as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In thousands)
Cost of revenue	$11,857	$1,125	$20,317	$2,323
Research and development	—	—	—	22
Sales and marketing	7,329	206	12,332	426
General and administrative	62	20	215	40
Total	$19,248	$1,351	$32,864	$2,811

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Condensed Consolidated Statements of Operations, as a percentage of revenue:**
Revenue	100%	100%	100%	100%
Cost of revenue	45%	46%	46%	46%
Gross profit	55%	54%	54%	54%
Operating expenses:
Research and development	36%	27%	35%	28%
Sales and marketing	33%	26%	32%	25%
General and administrative	20%	16%	23%	17%
Total operating expenses	89%	69%	90%	71%
Loss from operations	(34%)	(15%)	(36)%	(17)%
Other expenses, net	*	(1%)	*	*
Loss before benefit (provision) for income taxes	(34%)	(16%)	(36)%	(17)%
Benefit (provision) for income taxes	1%	*	11%	*
Net loss attributable to common stockholders	(34%)	(16%)	(25)%	(17)%
_____________________________________________
*    Less than 0.5% of revenue.
**    Columns may not add up to 100% due to rounding.

Comparison of the Three Months Ended June 30, 2019 and 2018
Revenue

	Three Months Ended June 30,
	2019	2018	Change
	(Dollars in thousands)
Base Revenue	$256,737	$135,004	$121,733	90%
Variable Revenue	18,302	12,750	5,552	44%
Total Revenue	$275,039	$147,754	$127,285	86%
In the three months ended June 30, 2019, Base Revenue increased by $121.7 million, or 90%, compared to the same period last year, and represented 93% and 91% of total revenue in the three months ended June 30, 2019 and 2018, respectively. This increase was primarily attributable to an increase in the usage of our products, particularly our Programmable Messaging products and Programmable Voice products, the adoption of additional products by our existing customers, and revenue contribution from our acquisition of the Twilio SendGrid business, which closed in the first quarter of 2019. This increase was partially offset by pricing decreases that we have implemented over time in the form of lower usage prices, in an effort to increase the reach and scale of our platform. The changes in usage and price in the three months ended June 30, 2019, were reflected in our Dollar‑Based Net Expansion Rate of 140%. The increase in usage was also attributable to a 182% increase in the number of Active Customer Accounts, from 57,350 as of June 30, 2018, to 161,869 as of June 30, 2019, primarily due to our acquisition of the Twilio SendGrid business.
In the three months ended June 30, 2019, Variable Revenue increased by $5.6 million, or 44%, compared to the same period last year, and represented 7% and 9% of total revenue in the three months ended June 30, 2019 and 2018, respectively. This increase was primarily attributable to the increase in the usage of products by our existing Variable Customer Accounts.
U.S. revenue and international revenue represented $195.0 million or 71%, and $80.0 million, or 29%, respectively, of total revenue in the three months ended June 30, 2019, compared to $111.2 million, or 75%, and $36.5 million, or 25%, respectively, of total revenue in the three months ended June 30, 2018. The increase in international revenue was attributable to the growth in usage of our products, particularly our Programmable Messaging products and Programmable Voice products, by our existing international Active Customer Accounts; a 233% increase in the number of international Active Customer Accounts driven in part by our focus on expanding our sales to customers outside of the United States; and revenue contribution from our acquisition of the Twilio SendGrid business.
Cost of Revenue and Gross Margin

	Three Months Ended June 30,
	2019	2018	Change
	(Dollars in thousands)
Cost of revenue	$125,024	$67,940	$57,084	84%
Gross margin	55%	54%
In the three months ended June 30, 2019, cost of revenue increased by $57.1 million, or 84%, compared to the same period last year. The increase in cost of revenue was primarily attributable to a $34.7 million increase in network service providers’ costs, a $13.0 million increase in amortization expense primarily related to the acquired intangible assets and a $3.9 million increase in cloud infrastructure fees due to the growth in usage of our products.
In the three months ended June 30, 2019, gross margin percentage increased compared to the three months ended June 30, 2018. This was largely driven by product mix, which includes the impact of the acquisition of the Twilio SendGrid business, along with some operational improvements.  These items offset an increase in amortization expense related to acquired intangible assets, the impact of an increasing mix of international product usage, and an increase in network service provider fees in certain geographies.
Operating Expenses

	Three Months Ended June 30,
	2019	2018	Change
	(Dollars in thousands)
Research and development	$98,783	$39,811	$58,972	148%
Sales and marketing	90,421	37,749	52,672	140%
General and administrative	54,543	24,212	30,331	125%
Total operating expenses	$243,747	$101,772	$141,975	140%
In the three months ended June 30, 2019, research and development expenses increased by $59.0 million, or 148%, compared to the same period last year. The increase was primarily attributable to a $49.2 million increase in personnel costs, net of a $0.7 million increase in capitalized software development costs, largely as a result of a 102% average increase in our research and development headcount including the impact of growth in headcount as a result of our SendGrid acquisition as we continued to focus on enhancing our existing products and introducing new products, as well as enhancing product management and other technical functions. The increase was also due to a $3.0 million increase in facilities expense to accommodate the growth in our headcount and a $1.7 million increase in software subscription expense. In addition, the three months ended June 30, 2019, included research and development expenses from our acquired Twilio SendGrid business.
In the three months ended June 30, 2019, sales and marketing expenses increased by $52.7 million, or 140%, compared to the same period last year. The increase was primarily attributable to a $30.5 million increase in personnel costs, largely as a result of a 118% average increase in sales and marketing headcount including the impact of growth in headcount as a result of our acquisition of the Twilio SendGrid business as we continued to expand our sales efforts in the United States and internationally, a $7.1 million increase in amortization expense attributed mainly to acquired intangible assets, a $5.4 million increase in advertising expenses, a $2.8 million increase in facilities expense and a $1.8 million increase in credit card fees due to increased transaction volumes. In addition, the three months ended June 30, 2019, included sales and marketing expenses from the acquired Twilio SendGrid business.
In the three months ended June 30, 2019, general and administrative expenses increased by $30.3 million, or 125%, compared to the same period last year. The increase was primarily attributable to a $22.3 million increase in personnel costs largely as a result of a 107% average increase in general and administrative headcount including the impact of growth in headcount as a result of our acquisition of the Twilio SendGrid business, to support the growth of our business domestically and internationally, a $1.6 million increase in facilities related expenses and a $1.5 million increase in professional expenses specifically related to our business acquisitions as described in Note 6 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. In addition, three months ended June 30, 2019, included general and administrative expenses from the acquired Twilio SendGrid business.
Comparison of the Six Months Ended June 30, 2019 and 2018
Revenue

	Six Months Ended June 30,
	2019	2018	Change
	(Dollars in thousands)
Base Revenue	$477,622	$252,511	$225,111	89%
Variable Revenue	30,556	24,359	6,197	25%
Total Revenue	$508,178	$276,870	$231,308	84%
In the six months ended June 30, 2019, Base Revenue increased by $225.1 million, or 89%, compared to the same period last year, and represented 94% and 91% of total revenue in the six months ended June 30, 2019 and 2018, respectively. This increase was primarily attributable to an increase in the usage of our products, particularly our Programmable Messaging products and Programmable Voice products, the adoption of additional products by our existing customers, and revenue contribution from our acquisition of the Twilio SendGrid business for the period from February 1, 2019 through June 30, 2019. This increase was partially offset by pricing decreases that we have implemented over time in the form of lower usage prices, in an effort to increase the reach and scale of our platform. The changes in usage and price in the six months ended June 30, 2019, were reflected in our Dollar‑Based Net Expansion Rate of 143%. The increase in usage was also attributable to a 182% increase in the number of Active Customer Accounts, from 57,350 as of June 30, 2018, to 161,869 as of June 30, 2019, primarily due to our acquisition of the Twilio SendGrid business.
In the six months ended June 30, 2019, Variable Revenue increased by $6.2 million, or 25%, compared to the same period last year, and represented 6% and 9% of total revenue in the six months ended June 30, 2019 and 2018, respectively. This increase was primarily attributable to the increase in the usage of products by our existing Variable Customer Accounts.
U.S. revenue and international revenue represented $361.6 million or 71%, and $146.6 million, or 29%, respectively, of total revenue in the six months ended June 30, 2019, compared to $209.9 million, or 76%, and $67.0 million, or 24%, respectively, of total revenue in the six months ended June 30, 2018. The increase in international revenue was attributable to the growth in usage of our products, particularly our Programmable Messaging products and Programmable Voice products, by our existing international Active Customer Accounts; a 233% increase in the number of international Active Customer Accounts driven in part by our focus on expanding our sales to customers outside of the United States; and revenue contribution from our acquisition of the Twilio SendGrid business.
Cost of Revenue and Gross Margin

	Six Months Ended June 30,
	2019	2018	Change
	(Dollars in thousands)
Cost of revenue	$232,113	$127,522	$104,591	82%
Gross margin	54%	54%
In the six months ended June 30, 2019, cost of revenue increased by $104.6 million, or 82%, compared to the same period last year. The increase in cost of revenue was primarily attributable to a $65.3 million increase in network service providers’ costs, a $22.0 million increase in amortization expense primarily related to the acquired intangible assets and a $7.7 million increase in cloud infrastructure fees, all of which relate to the growth in usage of our products.

In the six months ended June 30, 2019, gross margin percentage remained stable compared to the six months ended June 30, 2018. Product mix, which includes the impact of the acquisition of the Twilio SendGrid business, and some operational improvements were largely offset by an increase in amortization expense related to acquired intangible assets, the impact of an increasing mix of international product usage, and an increase in network service provider fees in certain geographies.
Operating Expenses

	Six Months Ended June 30,
	2019	2018	Change
	(Dollars in thousands)
Research and development	$176,638	$77,387	$99,251	128%
Sales and marketing	162,028	70,571	91,457	130%
General and administrative	118,719	47,605	71,114	149%
Total operating expenses	$457,385	$195,563	$261,822	134%
In the six months ended June 30, 2019, research and development expenses increased by $99.3 million, or 128%, compared to the same period last year. The increase was primarily attributable to a $83.9 million increase in personnel costs, net of a $2.0 million increase in capitalized software development costs, largely as a result of a 74% average increase in our research and development headcount including the impact of growth in headcount as a result of our SendGrid acquisition as we continued to focus on enhancing our existing products and introducing new products, as well as enhancing product management and other technical functions. The increase was also due to a $5.5 million increase in facilities expense to accommodate the growth in our headcount. In addition, the six months ended June 30, 2019, included research and development expenses from our acquired Twilio SendGrid business for the period from February 1, 2019 through June 30, 2019.
In the six months ended June 30, 2019, sales and marketing expenses increased by $91.5 million, or 130%, compared to the same period last year. The increase was primarily attributable to a $53.5 million increase in personnel costs, largely as a result of a 87% average increase in sales and marketing headcount, including the impact of growth in headcount as a result of our acquisition of the Twilio SendGrid business, as we continued to expand our sales efforts in the United States and internationally, a $11.9 million increase in amortization expense attributed mainly to acquired intangible assets, a $8.5 million increase in advertising expenses and a $5.3 million increase in facilities expense. In addition, the six months ended June 30, 2019, included sales and marketing expenses from our acquired Twilio SendGrid business for the period from February 1, 2019 through June 30, 2019.
In the six months ended June 30, 2019, general and administrative expenses increased by $71.1 million, or 149%, compared to the same period last year. The increase was primarily attributable to a $43.7 million increase in personnel costs, largely as a result of a 81% average increase in general and administrative headcount, including the impact of growth in headcount as a result of our acquisition of the Twilio SendGrid business, to support the growth of our business domestically and internationally, a $14.1 million increase in professional expenses specifically related to our business acquisitions as described in Note 6 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q and a $2.7 million increase in facilities related expenses. In addition, the six months ended June 30, 2019, included general and administrative expenses from our acquired Twilio SendGrid business for the period from February 1, 2019 through June 30, 2019.

Liquidity and Capital Resources
To date, our principal sources of liquidity have been (i) the net proceeds of $155.5 million, $64.4 million and $979.0 million, net of underwriting discounts and offering expenses, from our initial public offering in June 2016 and our subsequent public offerings in October 2016 and June 2019, respectively; (ii) the net proceeds we received through private sales of equity securities; (iii) the net proceeds of approximately $537.0 million, after deducting purchaser discounts and debt issuance costs paid by us, from issuance of the 0.25% convertible senior notes due 2023 (the "Notes"), as described in Note 9 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q; and (iv) the payments received from customers using our products. From our inception through March 31, 2016, we completed several rounds of equity financing through the sale of our convertible preferred stock for total net proceeds of $237.1 million.
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
Cash Flows
The following table summarizes our cash flows (in thousands):

	Six Months Ended June 30,
	2019	2018
Cash (used in) provided by operating activities	$(13,819)	$19,225
Cash used in investing activities	(961,864)	(138,117)
Cash provided by financing activities	1,007,122	496,301
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	818
Net increase in cash, cash equivalents and restricted cash	$31,439	$378,227
Cash Flows from Operating Activities
In the six months ended June 30, 2019, cash used in operating activities consisted primarily of our net loss of $129.1 million adjusted for non-cash items, including $129.1 million of stock-based compensation expense, $53.5 million of tax benefit related to our acquisition of other businesses, $49.6 million of depreciation and amortization expense, $11.7 million amortization of the debt discount and issuance costs related to our Notes and $31.7 million of cumulative changes in operating assets and liabilities. With respect to changes in operating assets and liabilities, accounts receivable and prepaid expenses increased $38.2 million primarily due to the timing of cash receipts from certain of our larger customers, pre-payments for cloud infrastructure fees and certain operating expenses. Accounts payable and other current liabilities increased $22.3 million primarily due to increases in transaction volumes and deferred revenue and customer deposits increased $1.9 million due to increases in transaction volumes and timing of customer prepayments.

In the six months ended June 30, 2018, cash provided by operating activities consisted primarily of our net loss of $47.7 million adjusted for non-cash items, including $38.5 million of stock-based compensation expense, $11.4 million of depreciation and amortization expense, $2.7 million of amortization of the debt discount and issuance costs related to our Notes and $12.1 million of cumulative changes in operating assets and liabilities. With respect to changes in operating assets and liabilities, accounts payable and other current liabilities increased $40.6 million primarily due to increases in transaction volumes. Deferred revenue and customer deposits increased $3.3 million primarily due to increases in transaction volumes and timing of customer prepayments. Accounts receivable and prepaid expenses increased $28.9 million, which resulted primarily from the timing of cash receipts from certain of our larger customers, pre-payments for cloud infrastructure fees and certain operating expenses.

Cash Flows from Investing Activities
In the six months ended June 30, 2019, cash used in investing activities was $961.9 million primarily consisting of $1,090.4 million of purchases of marketable securities and other investments, net of maturities and sales, $147.0 million of net cash acquired through business combinations as described in Note 6 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, $10.5 million related to capitalized software development costs and $7.9 million related to purchases of property and equipment.
In the six months ended June 30, 2018, cash used in investing activities was $138.1 million primarily consisting of $125.8 million of purchases of marketable securities, net of maturities, and $10.0 million related to capitalized software development costs.
Cash Flows from Financing Activities
In the six months ended June 30, 2019, cash provided by financing activities was $1,007.1 million primarily consisting of $979.7 million in net proceeds from our public equity offering, as described in Note 13 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, $25.3 million proceeds from stock options exercised by our employees and $8.3 million proceeds from shares issued under our employee stock purchase plan.

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
Contractual Obligations and Other Commitments
Our principal commitments consist of obligations under our operating leases for office space and contractual commitments to our cloud infrastructure and network service providers. In the three and six months ended June 30, 2019, we entered into several non-cancelable vendor agreements with terms from one to four years for a total purchase commitment of $9.7 million and $11.1 million, respectively. Additionally, as a result of our acquisition of SendGrid, we assumed a non-cancelable cloud services vendor contract that as of June 30, 2019, had a remaining value of $21.8 million and a remaining term of 2.9 years.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk
We are exposed to certain market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities as follows:
Interest Rate Risk
We had cash and cash equivalents of $535.9 million and marketable securities of $1,346.4 million as of June 30, 2019. Cash and cash equivalents consist of bank deposits and money market funds. Marketable securities consist primarily of U.S. treasury securities and high credit quality corporate debt securities. The cash and cash equivalents and marketable securities are held for working capital purposes. Such interest‑earning instruments carry a degree of interest rate risk. To date, fluctuations in interest income have not been significant. The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. Due to the short‑term nature of our investments, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. A hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our unaudited consolidated financial statements.
In May 2018, we issued $550.0 million aggregate principal amount of Notes. The fair market value of the Notes is affected by our stock price. The fair value of the Notes will generally increase as our common stock price increases and will generally decrease as our common stock price declines in value. In addition, the fair market value of the Notes is exposed to interest rate risk. Generally, the fair market value of our fixed interest rate Notes will increase as interest rates fall and decrease as interest rates rise. Additionally, on our balance sheet we carry the Notes at face value less unamortized discount and debt issuance cost, and we present the fair value for required disclosure purposes only.
Currency Exchange Risks
The functional currency of our foreign subsidiaries is the U.S. dollar. The local currencies of our foreign subsidiaries are the Australian dollar, the Bermuda dollar, British pound, the Colombian peso, the Czech koruna, the Euro, the Hong Kong dollar, the Japanese yen, the Singapore dollar and the Swedish krona. Our subsidiaries remeasure monetary assets and liabilities at period-end exchange rates, while non-monetary items are remeasured at historical rates. Revenue and expense accounts are remeasured at the average exchange rate in effect during the year. If there is a change in foreign currency exchange rates, the conversion of our foreign subsidiaries’ financial statements into U.S. dollars would result in a realized gain or loss which is recorded in our unaudited condensed consolidated statements of operations. We do not currently engage in any hedging activity to reduce our potential exposure to currency fluctuations, although we may choose to do so in the future. A hypothetical 10% change in foreign exchange rates during any of the periods presented would not have had a material impact on our unaudited condensed consolidated financial statements.
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
Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2019, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
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
On December 1, 2016, we filed a patent infringement lawsuit against Telesign in the United States District Court, Northern District of California (“Telesign III”), alleging infringement of United States Patent No. 8,306,021 (“021”), United States Patent No. 8,837,465 (“465”), United States Patent No. 8,755,376 (“376”), United States Patent No. 8,736,051 (“051”), United States Patent No. 8,737,962 (“962”), United States Patent No. 9,270,833 (“833”), and United States Patent No. 9,226,217 (“217”). Telesign filed a motion to dismiss the complaint on January 25, 2017. In two orders, issued on March 31, 2017 and April 17, 2017, the court granted Telesign’s motion to dismiss with respect to the ‘962, ‘833, ‘051 and ‘217 patents, but denied Telesign’s motion to dismiss as to the ‘021, ‘465 and ‘376 patents. On August 23, 2017, Telesign petitioned the U.S. Patent and Trademark Office (“U.S. PTO”) for inter partes review of the ‘021, ‘465, and ‘376 patents. On March 9, 2018, the PTO denied Telesign’s petition for inter partes review of the ‘021 patent and granted Telesign’s petitions for inter partes review of the ‘465 and ‘376 patents. On March 6, 2019, the PTO found all claims challenged by Telesign in the inter partes review unpatentable. We have appealed the decisions to the United States Court of Appeals for the Federal Circuit. Telesign III is currently stayed pending resolution of the inter partes reviews (and appeals from them) of the ‘465 and ‘376 patents. We are seeking a judgment of infringement, a judgment of willful infringement, monetary and injunctive relief, enhanced damages, and an award of costs and expenses against Telesign.
On February 18, 2016, a putative class action complaint was filed in the Alameda County Superior Court in California, entitled Angela Flowers v. Twilio Inc. The complaint alleges that our products permit the interception, recording and disclosure of communications at a customer’s request and are in violation of the California Invasion of Privacy Act. The complaint seeks injunctive relief as well as monetary damages. On January 2, 2018, the court issued an order granting in part and denying in part the plaintiff’s class certification motion. The court certified two classes of individuals who, during specified time periods, allegedly sent or received certain communications involving the accounts of three of our customers that were recorded. Following mediation, on January 7, 2019, the parties signed a long‑form settlement agreement, providing for a payment of $10 million into a common fund and injunctive relief involving certain updates to Twilio’s Acceptable Use Policy and customer documentation. On January 15, 2019, the court entered an order granting preliminary approval of the settlement, and the parties signed an amended settlement agreement to conform to the court’s order. The court entered a final order and judgment approving the settlement on June 17, 2019. A final compliance hearing has been scheduled for February 25, 2020. Given insurance coverage, we continue to estimate our potential liability in the Flowers matter to be $1.7 million and carry this reserved amount in our unaudited condensed consolidated balance sheet as of June 30, 2019, presented elsewhere in this Quarterly Report on Form 10‑Q.
On September 1, 2015, Twilio was named as a defendant in a First Amended Complaint in a putative class action captioned Jeremy Bauman v. David Saxe, et al. pending in the United States District Court, District of Nevada relating to the alleged sending of unsolicited text messages to the plaintiffs and putative class members. The Company filed a motion to dismiss, which was granted, and on September 20, 2016 the plaintiff filed a Second Amended Complaint with additional allegations that the Company violated the Telephone Consumer Protection Act (“TCPA”), and the Nevada Deceptive Trade Practices Act (“NDTPA”), NRS 41.600(2)(e). On January 10, 2019, the court granted Plaintiffs’ motion for class certification under the TCPA and denied plaintiff’s request to certify a class under the NDTPA. On February 13, 2019, the court issued an order denying Twilio’s motion to dismiss as to Plaintiffs’ TCPA claim and granting dismissal as to Plaintiffs’ NDTPA claim. On

February 22, 2019 the court stayed the case and directed all parties to mediation, which was conducted on May 15, 2019. On May 17, 2019, the original defendants (the “Saxe Defendants”) and we entered into an agreement, which among other things, obligates the Saxe Defendants to fully fund all monetary and non-monetary aspects of the settlement of the matter and to obtain the dismissal of the plaintiffs’ and the class’s claims against us with prejudice. On May 22, 2019 the plaintiffs and the Saxe Defendants filed a motion to stay the case noting that they had reached agreement on the material terms of a settlement and needed additional time to draft a settlement agreement for submission to the court for review and approval. We did not oppose that motion. Plaintiffs and the Saxe Defendants continue to negotiate an agreement for submittal to the court. Based on, among other things, our agreement with the Saxe Defendants, we do not believe a loss is reasonably possible or estimable. We intend to vigorously defend ourselves and believe we have meritorious defenses to this lawsuit.
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
We have experienced substantial growth in our business since inception. For example, our headcount has grown from 1,119 employees on June 30, 2018 to 2,369 employees on June 30, 2019. In addition, we are rapidly expanding our international operations. Our international headcount grew from 249 employees as of June 30, 2018 to 486 employees as of June 30, 2019. We expect to continue to expand our international operations in the future. We have also experienced significant growth in the number of customers, usage and amount of data that our platform and associated infrastructure support. This growth has placed and may continue to place significant demands on our corporate culture, operational infrastructure and management.
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
We have incurred net losses in each year since our inception, including net losses of $92.6 million, $121.9 million and $63.7 million in the three months ended June 30, 2019, and the years ended December 31, 2018 and 2017, respectively. We had an accumulated deficit of $500.8 million as of June 30, 2019. We expect to continue to expend substantial financial and other resources on, among other things:

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
At times, network service providers have instituted additional fees due to regulatory, competitive or other industry related changes that increase our network costs. For example, during 2019, we are expecting one of the major U.S. cellular carriers to introduce a new Application to Person (A2P) SMS service offering that will add a new fee for A2P SMS messages delivered to its subscribers. While we have historically responded to these types of fee increases through a combination of further negotiating efforts with our network service providers, absorbing the increased costs or changing our prices to customers, there is no guarantee that we will continue to be able to do so in the future without a material negative impact to our business. In the case of this new A2P SMS fee, which is scheduled to be imposed during 2019, we plan to pass these fees on to our customers who are sending SMS messages to this carrier’s subscribers. This is expected to increase our revenue and cost of revenue, but it is not expected to impact the gross profit dollars received for sending these messages. However, mathematically this would still have a negative impact on our gross margins. Additionally, our ability to respond to any new fees may be constrained if all network service providers in a particular market impose equivalent fee structures, if the magnitude of the fees is disproportionately large when compared to the underlying prices paid by our customers, or if the market conditions limit our ability to increase the price we charge our customers.
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

In the six months ended June 30, 2019, and the years ended December 31, 2018 and 2017, we derived 29%, 25% and 23% of our revenue, respectively, from customer accounts located outside the United States. The future success of our business will depend, in part, on our ability to expand our customer base worldwide. While we have been rapidly expanding our sales efforts internationally, our experience in selling our products outside of the United States is limited. Furthermore, our developer‑first business model may not be successful or have the same traction outside the United States. As a result, our investment in marketing our products to these potential customers may not be successful. If we are unable to increase the revenue that we derive from international customers, then our business, results of operations and financial condition may be adversely affected.
We are in the process of expanding our international operations, which exposes us to significant risks.
We are continuing to expand our international operations to increase our revenue from customers outside of the United States as part of our growth strategy. Between June 30, 2018 and June 30, 2019, our international headcount grew from 249 employees to 486 employees. We expect to open additional international offices and hire employees to work at these offices in order to reach new customers and gain access to additional technical talent. Operating in international markets requires significant resources and management attention and will subject us to regulatory, economic and political risks in addition to those we already face in the United States. Because of our limited experience with international operations or with developing and managing sales in international markets, our international expansion efforts may not be successful.
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
For example, in April 2016 the EU adopted the General Data Protection Regulation (“GDPR”), which took full effect on May 25, 2018. The GDPR enhances data protection obligations for businesses and requires service providers (data processors) processing personal data on behalf of customers to cooperate with European data protection authorities, implement security measures and keep records of personal data processing activities. Noncompliance with GDPR can trigger fines equal to or greater of €20 million or 4% of global annual revenues. Given the breadth and depth of changes in data protection obligations, preparing to meet the requirements of GDPR has required significant time and resources, including a review of our technology and systems currently in use against the requirements of GDPR. There are also additional EU laws and regulations (and member states implementations thereof) which govern the protection of consumers and of electronic communications. If our efforts to comply with GDPR or other applicable EU laws and regulations are not successful, we may be subject to penalties and fines that would adversely impact our business and results of operations, and our ability to conduct business in the EU could be significantly impaired.
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
As well, we continue to see jurisdictions imposing data localization laws, which require personal information, or certain subcategories of personal information to be stored in the jurisdiction of origin. These regulations may inhibit our ability to expand into those markets or prohibit us from continuing to offer services in those markets without significant additional costs.
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
If we are unable to obtain or retain geographical, regional, local or toll‑free numbers, or to effectively process requests to port such numbers in a timely manner due to industry regulations, our business and results of operations may be adversely affected.

Our future success depends in part on our ability to obtain allocations of large quantities of geographical, regional, local and toll‑free direct inward dialing numbers (“DIDs”), in the United States and foreign countries at a reasonable cost and without overly burdensome restrictions. Our ability to obtain allocations of, assign and retain DIDs depends on factors outside of our control, such as applicable regulations, the practices of authorities that administer national numbering plans or of network service providers from whom we can provision DIDs, such as offering DIDs with conditional minimum volume call level requirements, the cost of these DIDs and the level of overall competitive demand for new DIDs.
In addition, in order to obtain allocations of, assign and retain telephone numbers in the European Union or certain other regions, we are often required to register with the local telecommunications regulatory authorities, some of which have been increasingly monitoring and regulating the categories of phone numbers that are eligible for provisioning to our customers. We have registered, and are in the process of registering in various countries in which we do business, but in some countries, the regulatory regime around provisioning of phone numbers is unclear, subject to change over time, and sometimes may conflict from jurisdiction to jurisdiction. Furthermore, these regulations and governments’ approach to their enforcement, as well as our products and services, are still evolving and we may be unable to maintain compliance with applicable regulations, or enforce compliance by our customers, on a timely basis or without significant cost. Also, compliance with these types of regulation may require changes in products or business practices that result in reduced revenue. If we or our customers use phone numbers in these countries in a manner that violates applicable rules and regulations, we may also be subject to significant penalties or governmental action, including government‑initiated audits and, in extreme cases, may be precluded from doing business in that particular country. In the event of such non‑compliance, we may be forced to reclaim phone numbers from our customers, which could result in loss of customers, breach of contract claims, loss of revenue, reputational harm, and erosion of customer trust, all of which could have a material adverse effect on our business, results of operations and financial condition.

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
Additionally, in some geographies, we support number portability, which allows our customers to transfer their existing phone numbers to us and thereby retain their existing phone numbers when subscribing to our voice and messaging products. Transferring existing numbers is a manual process that can take up to 15 business days or longer to complete. Any delay that we experience in transferring these numbers typically results from the fact that we depend on network service providers to transfer these numbers, a process that we do not control, and these network service providers may refuse or substantially delay the transfer of these numbers to us. Number portability is considered an important feature by many potential customers, and if we fail to reduce any related delays, then we may experience increased difficulty in acquiring new customers.

Any of the foregoing factors could adversely affect our business, results of operations and financial condition.
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
In the six months ended June 30, 2019, and the years ended December 31, 2018 and 2017, our 10 largest Active Customer Accounts, which consisted of both Base and Variable Customers, generated an aggregate of 14%, 18% and 19% of our revenue, respectively. A significant portion of our revenue comes from a Variable Customer, WhatsApp.
In the six months ended June 30, 2019, and the years ended December 31, 2018 and 2017, WhatsApp accounted for 5%, 7% and 6% of our revenue, respectively. WhatsApp uses our Programmable Voice products and Programmable Messaging products in its applications to verify new and existing users on its service. Our Variable Customer Accounts, including WhatsApp, do not have long‑term contracts with us and may reduce or fully terminate their usage of our products at any time without notice, penalty or termination charges. In addition, the usage of our products by WhatsApp and other Variable Customer Accounts may change significantly between periods.
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
Our agreements with customers and other third parties typically include indemnification or other provisions under which we agree to indemnify or otherwise be liable to them for losses suffered or incurred as a result of claims of intellectual property infringement, loss or exposure of confidential or sensitive data, damages caused by us to property or persons or other liabilities relating to or arising from our products or platform or other acts or omissions. The term of these contractual provisions often survives termination or expiration of the applicable agreement. Large indemnity payments or damage claims from contractual breach could harm our business, results of operations and financial condition. Although typically we contractually limit our liability with respect to such obligations, we may still incur substantial liability related to them. Any dispute with a customer with respect to such obligations could have adverse effects on our relationship with that customer and other current and prospective customers, demand for our products and adversely affect our business, results of operations and financial condition.

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
The actual or perceived improper sending of text messages or voice calls may subject us to potential risks, including liabilities or claims relating to consumer protection laws and regulatory enforcement, including fines. For example, the Telephone Consumer Protection Act of 1991 restricts telemarketing and the use of automatic SMS text messages without proper consent. This has resulted in civil claims against our company and requests for information through third‑party subpoenas. The scope and interpretation of the laws that are or may be applicable to the delivery of text messages or voice calls are continuously evolving and developing. If we do not comply with these laws or regulations or if we become liable under these laws or regulations due to the failure of our customers to comply with these laws by obtaining proper consent, we could face direct liability.
Moreover, despite our ongoing and substantial efforts to limit such use, certain customers may use our platform to transmit unauthorized, offensive or illegal messages, calls, spam, phishing scams, and website links to harmful applications, reproduce and distribute copyrighted material or the trademarks of others without permission, and report inaccurate or fraudulent data or information. These issues also arise with respect to a portion of those users who use our platform on a free trial basis or upon initial use. These actions are in violation of our policies, in particular, our Authorized Use Policy. However, our efforts to defeat spamming attacks, illegal robocalls and other fraudulent activity will not prevent all such attacks and activity, such use of our platform could damage our reputation and we could face claims for damages, regulatory enforcement, copyright or trademark infringement, defamation, negligence, or fraud. Moreover, our customers’ and other users’ promotion of their products and services through our platform might not comply with federal, state, and foreign laws. We rely on contractual representations made to us by our customers that their use of our platform will comply with our policies and applicable law, including, without limitation, our email and messaging policies. Although we retain the right to verify that customers and other users are abiding by certain contractual terms, our Authorized Use Policy and our email and messaging policies and, in certain circumstances, to review their email and distribution lists, our customers and other users are ultimately responsible for compliance with our policies, and we do not systematically audit our customers or other users to confirm compliance with our policies. We cannot predict whether our role in facilitating our customers’ or other users’ activities would expose us to liability under applicable law. Even if claims asserted against us do not result in liability, we may incur substantial costs in investigating and defending such claims. If we are found liable for our customers’ or other users’ activities, we could be required to pay fines or penalties, redesign business methods or otherwise expend resources to remedy any damages caused by such actions and to avoid future liability.

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
Significant judgments and estimates are required in determining our provision for income taxes and other tax liabilities. Our tax expense may be impacted, for example, if tax laws change or are clarified to our detriment or if tax authorities successfully challenge the tax positions that we take, such as, for example, positions relating to the arms‑length pricing standards for our intercompany transactions and our state sales and use tax positions. In determining the adequacy of income taxes, we assess the likelihood of adverse outcomes that could result if our tax positions were challenged by the Internal Revenue Service (“IRS”), and other tax authorities. Should the IRS or other tax authorities assess additional taxes as a result of examinations, we may be required to record charges to operations that could adversely affect our results of operations and financial condition. We are currently in discussions with certain states regarding prior state sales taxes that we may owe. We have reserved $26.1 million on our June 30, 2019 balance sheet for these tax payments. The actual exposure could differ materially from our current estimates, and if the actual payments we make to these and other states exceed the accrual in our balance sheet, our results of operations would be harmed.
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
As of December 31, 2018, we had federal, state and foreign net operating loss carryforwards (“NOLs”), of $452.7 million, $347.1 million and $8.1 million, respectively, due to prior period losses. In the six months ended June 30, 2019, as a result of our SendGrid acquisition, we assumed a $57.2 million deferred tax liability, as described in Note 6 and Note 16 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10‑Q. In general, under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), a corporation that undergoes an “ownership change” (generally defined as a greater than 50‑percentage‑point cumulative change (by value) in the equity ownership of certain stockholders over a rolling three‑year period) is subject to limitations on its ability to utilize its pre‑change NOLs to offset post‑change taxable income. Our existing NOLs may be subject to limitations arising from previous ownership changes, and if we undergo an ownership change in the future, our ability to utilize NOLs could be further limited by Section 382 of the Code. Future changes in our stock ownership, some of which may be outside of our control, could result in an ownership change under Section 382 of the Code.
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
For example, a new accounting guidance, Accounting Standards Codification (“ASC”) 842, “Leases”, became effective January 1, 2019. The adoption of this new guidance had a significant impact on our balance sheet as described in details Note 2 and Note 5 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. Adoption of these types of accounting standards and any difficulties in implementation of changes in accounting principles, including the ability to modify our accounting systems, could cause us to fail to meet our financial reporting obligations, which result in regulatory discipline and harm investors' confidence in us.
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

We review our intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. As of June 30, 2019, we carried a net $2,769.0 million of goodwill and intangible assets. An adverse change in market conditions, particularly if such change has the effect of changing one of our critical assumptions or estimates, could result in a change to the estimation of fair value that could result in an impairment charge to our goodwill or intangible assets. Any such charges may adversely affect our results of operations.
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
Prior to our initial public offering in June 2016, there was no public market for shares of our Class A common stock. On June 23, 2016, we sold shares of our Class A common stock to the public at $15.00 per share. From June 23, 2016, the date that our Class A common stock started trading on the New York Stock Exchange, through June 30, 2019, the trading price of our Class A common stock has ranged from $22.80 per share to $151.00 per share. The trading price of our Class A common stock may continue to fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

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
Our Class B common stock has 10 votes per share, and our Class A common stock has one vote per share. As of June 30, 2019, our directors, executive officers and their respective affiliates, held in the aggregate 39.9% of the voting power of our capital stock. Because of the 10‑to‑one voting ratio between our Class B common stock and Class A common stock, the holders of our Class B common stock collectively will continue to control a majority of the combined voting power of our common stock and therefore be able to control all matters submitted to our stockholders for approval until the earlier of (i) June 28, 2023, or (ii) the date the holders of two‑thirds of our Class B common stock elect to convert the Class B common stock to Class A common stock. This concentrated control limits or precludes your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders.
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
In the event the conditional conversion feature of the Notes is triggered, holders of the Notes will be entitled to convert the Notes at any time during specified periods at their option. This conditional conversion feature was triggered during the three months ended June 30, 2019 , as the last reported sale price of our Class A common stock was more than or equal to 130% of the conversion price for at least 20 trading days (whether or not consecutive) in the period of 30 consecutive trading days ending on June 28, 2019 (the last trading day of the calendar quarter), and therefore the Notes are currently convertible, in whole or in part, at the option of the holders between July 1, 2019 through September 30, 2019. Whether the Notes will be convertible following such period will depend on the continued satisfaction of this condition or another conversion condition in the future. If one or more holders elect to convert their Notes during a period in which the Notes are convertible, unless we elect to satisfy our conversion obligation by delivering solely shares of our Class A common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Notes as a current rather than long‑term liability, which would result in a material reduction of our net working capital.

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
EXHIBIT INDEX

Exhibit Number	Description	Filing Date

31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document.	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith
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

Twilio Inc.

August 1, 2019	/s/ JEFFREY LAWSON
Jeffrey Lawson
Chief Executive Officer (Principal Executive Officer)

August 1, 2019	/s/ KHOZEMA SHIPCHANDLER
Khozema Shipchandler
Chief Financial Officer (Principal Accounting and Financial Officer)