Form 10-Q
period 2019-09-30
TWILIO INC
filed 2019-10-31
CIK 1447669

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________
FORM 10-Q
_____________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934
For the quarterly period ended September 30, 2019

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 001-37806
TWILIO INC.
(Exact name of registrant as specified in its charter)
_____________________________________________

Delaware	26-2574840
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
101 Spear Street, First Floor
San Francisco, California 94105
(Address of principal executive offices) (Zip Code)
(415) 390-2337
(Registrant’s telephone number, including area code)

375 Beale Street, Suite 300
San Francisco, California 94105
(Former name or former address, if changed since last report)
____________________________________________
Securities registered pursuant to Section 12(b) of the act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, par value $0.001 per share	TWLO	The New York Stock Exchange
As of October 25, 2019, 124,601,389 shares of the registrant’s Class A common stock and 12,551,350 shares of registrant’s Class B common stock were outstanding.
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
Yes ☐  No ☒

TWILIO INC.
Quarterly Report on Form 10-Q
For the Three Months Ended September 30, 2019

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

•
our ability to comply with modified or new industry standards, laws and regulations applying to our business, including the General Data Protection Regulation (“GDPR”), the California Consumer Privacy Act of 2018 and other privacy regulations that may be implemented in the future, and Signature-based Handling of Asserted Information Using toKENs ("SHAKEN") and Secure Telephone Identity Revisited ("STIR") standards (together, "SHAKEN/STIR") and other robocalling prevention and anti-spam standards and increased costs associated with such compliance;

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

PART I — FINANCIAL INFORMATION
 Item 1. Financial Statements
TWILIO INC.
Condensed Consolidated Balance Sheets
(Unaudited)

	As of September 30,	As of December 31,
	2019	2018
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$330,601	$487,215
Short-term marketable securities	1,551,175	261,128
Accounts receivable, net	131,193	97,712
Prepaid expenses and other current assets	55,455	26,893
Total current assets	2,068,424	872,948
Restricted cash	75	18,119
Property and equipment, net	118,481	63,534
Operating right of use asset	148,069	—
Intangible assets, net	465,255	27,558
Goodwill	2,283,387	38,165
Other long-term assets	26,477	8,386
Total assets	$5,110,168	$1,028,710
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$25,949	$18,495
Accrued expenses and other current liabilities	135,544	96,343
Deferred revenue and customer deposits	26,015	22,972
Operating lease liability, current	22,211	—
Financing lease liability, current	6,509	—
Total current liabilities	216,228	137,810
Operating lease liability, noncurrent	134,755	—
Financing lease liability, noncurrent	8,174	—
Convertible senior notes, net	452,184	434,496
Other long-term liabilities	14,341	18,169
Total liabilities	825,682	590,475
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock	—	—
Class A and Class B common stock	137	100
Additional paid-in capital	4,868,261	808,527
Accumulated other comprehensive income	4,578	1,282
Accumulated deficit	(588,490)	(371,674)
Total stockholders’ equity	4,284,486	438,235
Total liabilities and stockholders’ equity	$5,110,168	$1,028,710
See accompanying notes to condensed consolidated financial statements.

TWILIO INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In thousands, except share and per share amounts)
Revenue	$295,066	$168,895	$803,244	$445,765
Cost of revenue	136,904	77,031	369,017	204,553
Gross profit	158,162	91,864	434,227	241,212
Operating expenses:
Research and development	104,481	42,340	281,119	119,727
Sales and marketing	100,657	45,949	262,685	116,520
General and administrative	47,690	28,608	166,409	76,213
Total operating expenses	252,828	116,897	710,213	312,460
Loss from operations	(94,666)	(25,033)	(275,986)	(71,248)
Other income (expense), net	4,377	(1,939)	2,861	(3,172)
Loss before provision for income taxes	(90,289)	(26,972)	(273,125)	(74,420)
Income tax benefit (provision)	2,555	(84)	56,309	(371)
Net loss attributable to common stockholders	$(87,734)	$(27,056)	$(216,816)	$(74,791)
Net loss per share attributable to common stockholders, basic and diluted	$(0.64)	$(0.28)	$(1.70)	$(0.78)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	136,400,739	98,019,629	127,506,529	96,359,437
See accompanying notes to condensed consolidated financial statements.

TWILIO INC.
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)
Net loss	$(87,734)	$(27,056)	$(216,816)	$(74,791)
Other comprehensive income (loss):
Unrealized gain on marketable securities	1,275	291	3,296	126
Foreign currency translation	—	(873)	—	(771)
Total other comprehensive income (loss)	1,275	(582)	3,296	(645)
Comprehensive loss attributable to common stockholders	$(86,459)	$(27,638)	$(213,520)	$(75,436)
See accompanying notes to condensed consolidated financial statements.

TWILIO INC.
Condensed Consolidated Statements of Stockholders' Equity
(Unaudited)

	Common Stock Class A		Common Stock Class B		Additional Paid In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
	(In thousands, except share amounts)
Balance as of December 31, 2018	80,769,763	$80	19,310,465	$20	$808,527	$1,282	$(371,674)	$438,235
Net loss	—	—	—	—	—	—	(36,503)	(36,503)
Exercises of vested stock options	748,679	1	1,023,984	1	15,326	—	—	15,328
Vesting of early exercised stock options	—	—		—	9	—	—	9
Vesting of restricted stock units	641,406	—	39,360	—	—	—	—	—
Value of equity awards withheld for tax liability	(5,860)	—	(4,431)	—	(1,062)	—	—	(1,062)
Conversion of shares of Class B common stock into shares of Class A common stock	4,339,519	4	(4,339,519)	(4)	—	—	—	—
Shares issued in acquisition	23,555,081	24	—	—	2,658,874	—	—	2,658,898
Equity awards assumed in acquisition	—	—	—	—	191,620	—	—	191,620
Unrealized gain on marketable securities	—	—	—	—	—	1,041	—	1,041
Stock-based compensation	—	—	—	—	59,947	—	—	59,947
Balance as of March 31, 2019	110,048,588	109	16,029,859	17	$3,733,241	2,323	(408,177)	3,327,513
Net loss	—	—	—	—	—	—	(92,579)	(92,579)
Issuance of common stock in connection with a public offering, net of underwriter discounts	8,064,515	8	—	—	979,992	—	—	980,000
Costs related to the public offering	—	—	—	—	(953)	—	—	(953)
Exercises of vested stock options	313,924	—	503,797	1	9,926	—	—	9,927
Vesting of restricted stock units	675,028	1	29,576	—	—	—	—	1
Value of equity awards withheld for tax liability	(5,934)	—	(5,888)	—	(1,518)	—	—	(1,518)
Conversion of shares of Class B common stock into shares of Class A common stock	2,172,598	2	(2,172,598)	(2)	—	—	—	—
Shares issued under ESPP	108,895	—	—	—	8,254	—	—	8,254
Equity awards assumed in acquisition (measurement period adjustment)	—	—	—	—	(7,126)	—	—	(7,126)
Unrealized gain on marketable securities	—	—	—	—	—	980	—	980
Stock-based compensation	—	—	—	—	72,361	—	—	72,361
Balance as of June 30, 2019	121,377,614	120	14,384,746	16	4,794,177	3,303	(500,756)	4,296,860
Net loss	—	—	—	—	—	—	(87,734)	(87,734)
Exercises of vested stock options	231,571	—	351,563	—	6,845	—	—	6,845
Vesting of early exercised stock options	—	—	—	—	12	—	—	12
Vesting of restricted stock units	713,904	1	25,291	—	—	—	—	1
Value of equity awards withheld for tax liability	(5,860)	—	(5,888)	—	(1,568)	—	—	(1,568)
Conversion of shares of Class B common stock into shares of Class A common stock	2,158,562	2	(2,158,562)	(2)	—	—	—	—
Equity awards assumed in acquisition (measurement period adjustment)	—	—	—	—	(1,940)	—	—	(1,940)
Unrealized gain on marketable securities	—	—	—	—	—	1,275	—	1,275
Stock-based compensation	—	—	—	—	70,735	—	—	70,735
Balance as of September 30, 2019	124,475,791	$123	12,597,150	$14	$4,868,261	$4,578	$(588,490)	$4,284,486
See accompanying notes to condensed consolidated financial statements.

TWILIO INC.
Condensed Consolidated Statements of Stockholders' Equity, continued
(Unaudited)

	Common Stock Class A		Common Stock Class B		Additional Paid In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
	(In thousands, except share amounts)
Balance as of December 31, 2017	69,906,550	$70	24,063,246	$24	$608,165	$2,025	$(250,438)	$359,846
Net loss	—	—	—	—	—	—	(23,729)	(23,729)
Adjustment to opening retained earnings due to adoption of ASC 606	—	—	—	—	—	—	713	713
Exercises of vested stock options	—	—	1,190,387	1	6,677	—	—	6,678
Vesting of early exercised stock options	—	—		—	21	—	—	21
Vesting of restricted stock units	491,501	—	52,716	—	—	—	—	—
Value of equity awards withheld for tax liability	(8,352)	—	(4,380)	—	(371)	—	—	(371)
Exercise of unvested stock options	—	—	—	—	—	—	—	—
Conversion of shares of Class B common stock into shares of Class A common stock	1,358,716	1	(1,358,716)	(1)	—	—	—	—
Unrealized loss on marketable securities	—	—	—	—	—	(317)	—	(317)
Foreign currency translation	—	—	—	—	—	731	—	731
Stock-based compensation	—	—	—	—	18,968	—	—	18,968
Balance as of March 31, 2018	71,748,415	71	23,943,253	24	$633,460	2,439	(273,454)	362,540
Net loss	—	—	—	—	—	—	(24,006)	(24,006)
Exercises of vested stock options	—	—	960,414	1	7,036	—	—	7,037
Vesting of early exercised stock options	—	—	—	—	4	—	—	4
Vesting of restricted stock units	457,495	—	40,070	—	—	—	—	—
Value of equity awards withheld for tax liability	(5,860)	—	(5,888)	—	(539)	—	—	(539)
Conversion of shares of Class B common stock into shares of Class A common stock	4,109,726	4	(4,109,726)	(4)	—	—	—	—
Shares issued under ESPP	201,581	—	—	—	4,474	—	—	4,474
Issuance of debt conversion option	—	—	—	—	119,435	—	—	119,435
Debt conversion option issuance costs	—	—	—	—	(2,819)	—	—	(2,819)
Capped call option issuance costs	—	—	—	—	(58,465)	—	—	(58,465)
Unrealized loss on marketable securities	—	—	—	—	—	152	—	152
Foreign currency translation	—	—	—	—	—	(629)	—	(629)
Stock-based compensation	—	—	—	—	22,487		—	22,487
Balance as of June 30, 2018	76,511,357	75	20,828,123	21	$725,073	1,962	(297,460)	429,671
Net loss	—	—		—	—	—	(27,056)	(27,056)
Exercises of vested stock options	—	—	847,528	1	8,862	—	—	8,863
Vesting of early exercised stock options	—	—		—	1	—	—	1
Vesting of restricted stock units	511,713	—	40,069	—	—	—	—	—
Value of equity awards withheld for tax liability	(5,860)	—	(5,888)	—	(810)	—	—	(810)
Conversion of shares of Class B common stock into shares of Class A common stock	1,982,436	—	(1,982,436)	—	—	—	—	—
Unrealized loss on marketable securities	—	—		—	—	291	—	291
Foreign currency translation	—	—		—	—	(873)	—	(873)
Stock-based compensation	—	—		—	24,266	—	—	24,266
Balance as of September 30, 2018	78,999,646	$75	19,727,396	$22	757,392	$1,380	$(324,516)	$434,353
See accompanying notes to condensed consolidated financial statements.

TWILIO INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2019	2018
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(216,816)	$(74,791)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	79,295	18,246
Right-of-use asset amortization	16,732	—
Net amortization of investment premium and discount	(4,163)	(845)
Amortization of debt discount and issuance costs	17,689	8,374
Stock-based compensation	197,332	61,287
Tax benefit related to release of valuation allowance	(55,999)	—
Other adjustments	3,981	5,198
Changes in operating assets and liabilities:
Accounts receivable	(27,619)	(39,643)
Prepaid expenses and other current assets	(20,743)	(6,600)
Other long-term assets	(10,756)	(3,681)
Accounts payable	4,333	1,641
Accrued expenses and other current liabilities	33,826	39,732
Deferred revenue and customer deposits	3,043	5,092
Operating right of use liability	(15,397)	—
Long-term liabilities	(2,714)	(1,177)
Net cash provided by operating activities	2,024	12,833
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions, net of cash acquired	146,957	(29,662)
Purchases of marketable securities and other investments	(1,769,125)	(213,533)
Proceeds from sales and maturities of marketable securities	475,260	113,497
Capitalized software development costs	(16,809)	(15,276)
Purchases of long-lived assets	(18,994)	(3,428)
Net cash used in investing activities	(1,182,711)	(148,402)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from a public offering, net of underwriting discount	980,000	—
Payments of costs related to the public offering	(850)	—
Proceeds from issuance of convertible senior notes	—	550,000
Payment of debt issuance costs	—	(12,877)
Purchase of capped call	—	(58,465)
Principal payments on notes payable	(5,400)	—
Principal payments on finance leases	(3,927)	—
Proceeds from exercises of stock options and issuances under ESPP	40,354	27,052
Value of equity awards withheld for tax liabilities	(4,148)	(1,720)
Net cash provided by financing activities	1,006,029	503,990
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	105
NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(174,658)	368,526
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—Beginning of period	505,334	120,788
CASH, CASH EQUIVALENTS AND RESTRICTED CASH —End of period	$330,676	$489,314
Cash paid for income taxes, net	$509	$544
Cash paid for interest	$1,406	$—
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Purchases of property, equipment and intangible assets, accrued but not paid	$1,478	$785
Finance lease right-of-use assets assumed in a business combination	$14,173	$—
Purchases of property and equipment through finance leases	$3,141	$—
Acquisition holdback	$4,230	$2,000
Acquisition - value of common stock issued, stock awards assumed and measurement period adjustments	$2,841,452	$—
Stock-based compensation capitalized in software development costs	$5,711	$4,434

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
(c)Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates are used for, but not limited to, revenue allowances and sales credit reserves; recoverability of long-lived and intangible assets; capitalization and useful life of the Company’s capitalized internal-use software development costs; fair value of acquired intangible assets and goodwill; accruals and contingencies. Estimates are based on historical experience and on various assumptions that the Company believes are reasonable under current circumstances. However, future events are subject to change and best estimates and judgments may require further adjustments; therefore, actual results could differ materially from those estimates. Management periodically evaluates such estimates and they are adjusted prospectively based upon such periodic evaluation.

(d)Concentration of Credit Risk
Financial instruments that potentially expose the Company to a concentration of credit risk consist primarily of cash, cash equivalents, marketable securities and accounts receivable. The Company maintains cash, cash equivalents and marketable securities with financial institutions that management believes are financially sound and have minimal credit risk exposure although the balances will exceed insured limits.
The Company sells its services to a wide variety of customers. If the financial condition or results of operations of any significant customers deteriorate substantially, operating results could be adversely affected. To reduce credit risk, management performs credit evaluations of the financial condition of significant customers. The Company does not require collateral from its credit customers and maintains reserves for estimated credit losses on customer accounts when considered necessary. Actual credit losses may differ from the Company’s estimates. During the three and nine months ended September 30, 2019 and 2018, respectively, no customer organization accounted for more than 10% of the Company’s total revenue.
As of September 30, 2019, and December 31, 2018, no customer organization represented more than 10% of the Company’s gross accounts receivable.
(e)Deferred Revenue and Customer Deposits

Deferred revenue is recorded when cash payments are received in advance of future usage on non-cancelable contracts. Customer refundable prepayments are recorded as customer deposits. During the three and nine months ended September 30, 2019, the Company recognized $2.3 million and $17.7 million of revenue, respectively, and during the three and nine months ended September 30, 2018, the Company recognized $3.9 million and $11.1 million of revenue, respectively, that was included in the deferred revenue and customer deposits balance as of the beginning of the year.
(f)Deferred Sales Commissions

The Company records an asset for the incremental costs of obtaining a contract with a customer, for example, sales commissions that are earned upon execution of contracts. The Company uses the portfolio of data method to determine the estimated period of benefit of capitalized commissions which is determined to be five years. Amortization expense related to these capitalized costs related to initial contracts, upsells and renewals, is recognized on a straight line basis over the estimated period of benefit of the capitalized commissions. Total net capitalized costs as of September 30, 2019, and December 31, 2018, were $23.6 million and $9.4 million, respectively, and are included in prepaid expenses and other current and long‑term assets in the accompanying condensed consolidated balance sheets. Amortization of these assets was $1.3 million and $2.9 million in the three and nine months ended September 30, 2019, respectively, and $0.4 million and $0.9 million in the three and nine months ended September 30, 2018, respectively, and is included in sales and marketing expense in the accompanying condensed consolidated statements of operations.
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

As a result of implementing this guidance, the Company recognized a $123.5 million net operating ROU asset and a $132.0 million operating lease liability in its condensed consolidated balance sheet as of January 1, 2019. The ROU asset was presented net of deferred rent of $9.0 million as of January 1, 2019, in the accompanying condensed consolidated balance sheet. In addition, on February 1, 2019, the Company acquired through its business combination with SendGrid approximately $33.7 million in operating ROU assets, $32.6 million in operating lease liability, $14.2 million in finance ROU assets and $13.6 million in finance lease liability.

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

The Company recognizes operating lease costs on a straight-line basis and presents these costs as operating expenses within the consolidated statements of operations and comprehensive loss. Within the consolidated statements of cash flows the Company presents the lease payments made on the operating leases within the cash flows from operations and principal payments made on the finance leases as part of financing activities.

The financial results for the three and nine months ended September 30, 2019, are presented under the new standard, while the comparative periods presented are not adjusted and continue to be reported in accordance with the Company’s historical accounting policy.

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
(h)    Recently Issued Accounting Guidance, Not yet Adopted
In August 2018, the FASB issued ASU 2018‑15, “Intangibles—Goodwill and Other—Internal‑Use Software (Subtopic 350‑40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract”. This standard aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal‑use software. The standard is effective for interim and annual periods beginning after December 15, 2019, with early adoption permitted. The Company is evaluating the impact of the adoption of this guidance on its consolidated financial statements.

In June 2016, the FASB issued ASU 2016‑13, “Financial Instruments-Credit Losses: Measurement of Credit Losses on Financial Instruments”, which changes the impairment model for most financial assets. The new model uses a forward‑looking expected loss method, which will generally result in earlier recognition of allowances for losses. In November 2018, the FASB issued ASU 2018‑19, “Codification Improvements to Topic 326, Financial Instruments-Credit

Losses”, which clarifies that receivables arising from operating leases are not within the scope of Topic 326, Financial Instruments-Credit Losses. Instead, impairment of receivables arising from operating leases should be accounted for in accordance with Topic 842, Leases. In April 2019, the FASB issued ASU 2019-04, "Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments," which clarifies treatment of certain credit losses. In May 2019, the FASB issued ASU 2019-05, "Financial Instruments — Credit Losses (Topic 326): Targeted Transition Relief", which permits an entity, upon adoption of ASU 2016-13, to irrevocably elect the fair value option (on an instrument-by-instrument basis) for eligible financial assets measured at amortized cost basis. These ASUs are effective for annual and interim periods beginning after December 15, 2019, and early adoption is permitted. The Company is evaluating the impact of this guidance on its consolidated financial statements.

3. Fair Value Measurements
The following tables provide the financial assets measured at fair value on a recurring basis as of September 30, 2019, and December 31, 2018:

	Amortized Cost or Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses Less Than 12 Months	Fair Value Hierarchy as of September 30, 2019			Aggregate Fair Value
				Level 1	Level 2	Level 3
Financial Assets:	(in thousands)
Cash and cash equivalents:
Money market funds	$184,880	$—	$—	$184,880	$—	$—	$184,880
Reverse repurchase agreements	57,500	—	—	—	57,500	—	57,500
Commercial paper	13,484	—	—		13,484		13,484
Total included in cash and cash equivalents	255,864	—	—	184,880	70,984	—	255,864
Marketable securities:
U.S. Treasury securities	205,818	203	(60)	205,961	—	—	205,961
Corporate debt securities and commercial paper	1,341,337	4,023	(146)	5,000	1,340,214	—	1,345,214
Total marketable securities	1,547,155	4,226	(206)	210,961	1,340,214	—	1,551,175
Strategic investments	5,500	—	—	—	—	5,500	5,500
Total financial assets	$1,808,519	$4,226	$(206)	$395,841	$1,411,198	$5,500	$1,812,539

	Amortized Cost or Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses Less Than 12 Months	Gross Unrealized Losses More Than 12 Months	Fair Value Hierarchy as of December 31, 2018			Aggregate Fair Value
					Level 1	Level 2	Level 3
Financial Assets:	(in thousands)
Cash and cash equivalents:
Money market funds	$420,234	$—	$—	$—	$420,234	$—	$—	$420,234
Reverse repurchase agreements	35,000	—	—	—	—	35,000	—	35,000
Commercial paper	9,983	—	—	—	—	9,983	—	9,983
Total included in cash and cash equivalents	465,217	—	—	—	420,234	44,983	—	465,217
Marketable securities:
U.S. Treasury securities	59,785	—	(7)	(9)	59,769	—	—	59,769
Corporate debt securities and commercial paper	201,683	23	(123)	(224)	—	201,359	—	201,359
Total marketable securities	261,468	23	(130)	(233)	59,769	201,359	—	261,128
Total financial assets	$726,685	$23	$(130)	$(233)	$480,003	$246,342	$—	$726,345

As the Company views its marketable securities as available to support current operations, it has classified all available for sale securities as short-term. As of September 30, 2019, the Company had no securities that were in unrealized loss position for over 12 months. As of December 31, 2018, for fixed income securities that were in unrealized loss positions, the Company has determined that (i) it does not have the intent to sell any of these investments, and (ii) it is not more likely than not that it will be required to sell any of these investments before recovery of the entire amortized cost basis. In addition, as of September 30, 2019, and December 31, 2018, the Company anticipates that it will recover the entire amortized cost basis of such fixed income securities and has determined that no other-than-temporary impairments were required to be recognized during the three and nine months ended September 30, 2019 and 2018.
Interest earned on marketable securities was $7.7 million and $11.8 million in the three and nine months ended September 30, 2019, respectively, and $0.8 million and $2.2 million in the three and nine months ended September 30, 2018, respectively. The interest is recorded as other income (expense), net financial statement caption in the accompanying condensed consolidated statements of operations.
The following table summarizes the contractual maturities of marketable securities as of September 30, 2019, and December 31, 2018:

	As of September 30, 2019		As of December 31, 2018
	Amortized Cost	Aggregate Fair Value	Amortized Cost	Aggregate Fair Value
Financial Assets:	(in thousands)
Less than one year	$844,301	$845,578	$261,468	$261,128
One to two years	702,854	705,597	—	—
Total	$1,547,155	$1,551,175	$261,468	$261,128

The Company enters into reverse securities repurchase agreements, primarily for short-term investments with maturities of 90 days or less. As of September 30, 2019, and December 31, 2018, the Company was party to reverse repurchase agreements totaling $57.5 million and $35.0 million, respectively, which were reported in cash and equivalents in the accompanying condensed consolidated balance sheets. Under these reverse securities repurchase agreements, the Company typically lends available cash at a specified rate of interest and holds U.S. government securities as collateral during the term of the agreement. Collateral value is in excess of the amounts loaned under these agreements.
In May and August 2019, the Company made strategic investments totaling $5.5 million into privately held debt securities in which the Company does not have a controlling interest or significant influence. These securities are recorded at fair value in other long-term assets in the condensed consolidated balance sheet. The Company classifies its strategic investments as Level 3 within the fair value hierarchy based on the nature of the fair value inputs and judgment involved in the valuation process. There were no material changes to fair value of these securities during the three and nine months ended September 30, 2019.
As of September 30, 2019, and December 31, 2018, the fair value of the 0.25% convertible senior notes due 2023 (the “Notes”), as further described in Note 9 below, was approximately $908.6 million and $743.4 million, respectively. The fair value of the Notes is determined based on the closing price on the last trading day of the reporting period and is classified as a Level 2 security within the fair value hierarchy.

4. Property and Equipment
Property and equipment consisted of the following:

	As of September 30, 2019	As of December 31, 2018
	(in thousands)
Capitalized internal-use software development costs	$93,823	$72,647
Data center equipment (1)	19,241	—
Leasehold improvements	38,572	15,293
Office equipment	22,720	13,563
Furniture and fixtures (1)	7,865	4,918
Software	6,586	1,849
Total property and equipment	188,807	108,270
Less: accumulated depreciation and amortization	(70,326)	(44,736)
Total property and equipment, net	$118,481	$63,534
_______________

(1)	Data center equipment and furniture and fixtures contain assets under finance leases. See Note 5 for further detail.
Depreciation and amortization expense was $9.7 million and $26.4 million for the three and nine months ended September 30, 2019, respectively, and $5.0 million and $13.5 million for the three and nine months ended September 30, 2018, respectively.
The Company capitalized $8.8 million and $22.5 million in internal-use software development costs in the three and nine months ended September 30, 2019, respectively, and $6.7 million and $19.8 million in the three and nine months ended September 30, 2018, respectively. Of this amount, stock-based compensation expense was $2.5 million and $5.7 million in the three and nine months ended September 30, 2019, respectively, and $1.5 million and $4.4 million in the three and nine months ended September 30, 2018, respectively.
Amortization of capitalized software development costs was $4.4 million and $12.5 million in the three and nine months ended September 30, 2019, respectively, and $3.6 million and $9.3 million in the three and nine months ended September 30, 2018, respectively.

5. Right-of-Use Asset and Lease Liabilities

The Company determines if an arrangement is a lease at inception. The Company presents the operating leases in long-term assets and current and long-term liabilities. Finance lease assets are included in property and equipment, net, and finance lease liabilities are presented in current and long-term liabilities in the accompanying condensed consolidated balance sheet as of September 30, 2019.
Right-of-use ("ROU") assets represent the Company’s right to use an underlying asset for the lease term, and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As the Company’s leases do not generally provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The Company’s lease agreements may have lease and non-lease components, which the Company accounts for as a single lease component. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term, and variable payments are recognized in the period they are incurred. The Company’s lease agreements do not contain any residual value guarantees. Leases with an initial term of 12 months or less are not recorded on the balance sheet.
The Company has entered into various operating lease agreements for data centers and office space, and various financing leases agreements for data center and office equipment and furniture.
As of September 30, 2019, the Company had 21 leased properties, with remaining lease terms of 0.1 years to 9.6 years, some of which include options to extend the leases for up to 5.0 years.
The components of lease expense recorded in the condensed consolidated statement of operations were as follows:

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
	(in thousands)
Operating lease cost	$8,336	$23,782
Finance lease cost:
Amortization of assets	1,610	4,299
Interest on lease liabilities	175	512
Short-term lease cost	1,748	5,088
Variable lease cost	1,002	2,569
Total net lease cost	$12,871	$36,250

Supplemental balance sheet information related to leases was as follows:

Leases	Classification	As of September 30, 2019
Assets:		(in thousands)
Operating lease assets	Operating right-of-use asset, net of accumulated amortization (a)	$148,069
Finance lease assets	Property and equipment, net of accumulated depreciation (b)	13,855
Total leased assets		$161,924

Liabilities:
Current
Operating	Operating lease liability, current	$22,211
Finance	Financing lease liability, current	6,509
Noncurrent
Operating	Operating lease liability, noncurrent	134,755
Finance	Finance lease liability, noncurrent	8,174
Total lease liabilities		$171,649

(a)	Operating lease assets are recorded net of accumulated amortization of $16.8 million as of September 30, 2019.

(b)	Finance lease assets are recorded net of accumulated depreciation of $4.7 million as of September 30, 2019.

Supplemental cash flow and other information related to leases was as follows:

Nine Months Ended September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities (in thousands):
Operating cash flows from operating leases	$20,316
Operating cash flows from finance leases	$491
Financing cash flows from finance leases	$3,927

Weighted average remaining lease term (in years):
Operating leases	6.6
Finance leases	2.9

Weighted average discount rate:
Operating leases	5.8%
Finance leases	5.2%

Maturities of lease liabilities were as follows:

	As of September 30, 2019
	Operating Leases	Finance Leases
	(in thousands)
2019 (remaining 3 months)	$6,539	$1,892
2020	31,524	6,793
2021	29,385	3,905
2022	28,327	1,579
2023	27,843	890
Thereafter	68,521	897
Total lease payments	192,139	15,956
Less: imputed interest	(35,173)	(1,273)
Total lease obligations	156,966	14,683
Less: current obligations	(22,211)	(6,509)
Long-term lease obligations	$134,755	$8,174

Disclosures related to periods prior to adoption of the New Lease Standard
Rent expense was $2.2 million and $6.4 million in the three and nine months ended September 30, 2018, respectively.
As of September 30, 2019, the Company had additional operating lease obligations totaling $58.9 million related to leases that will commence between the fourth quarter of 2019 and the second quarter of 2020 with a lease terms ranging from 1.8 to 6.8 years. The Company had an additional finance lease obligation of $0.7 million related to a lease that will commence during the second quarter of 2020 with a lease term of 6.8 years.

Future minimum lease payment obligations under noncancelable operating and finance leases were as follows:

	As of December 31, 2018
	Operating Leases	Finance Leases
	(in thousands)
2019	$24,128	$306
2020	29,527	512
2021	30,898	573
2022	30,492	590
2023	30,122	608
Thereafter	81,316	1,939
Total lease payments	$226,483	$4,528

6. Business Combinations
Fiscal 2019 Acquisitions
Capio, Inc.
In June 2019, the Company acquired all outstanding shares of Capio, Inc. ("Capio"), a developer and provider of an automatic speech recognition technology based in Sunnyvale, California, for a total purchase price of $14.4 million, paid in cash, of which $4.0 million was withheld by the Company for a period of 18 months and an additional $0.2 million was withheld for certain tax liabilities to be settled in the near term. These amounts are recorded in the long-term and short-term liabilities, respectively, in the accompanying condensed consolidated balance sheet.

Additionally, the Company granted 43,556 restricted stock units of the Company's Class A common stock to former Capio stockholders that had a value of $5.9 million and are subject to vesting over a period of three years. The Company is recording stock-based compensation expense as the shares vest.

The acquisition was accounted for as a business combination and the total preliminary purchase price was allocated to the net tangible and intangible assets and liabilities based on their fair values on the acquisition date and the excess was recorded as goodwill. The acquired entity's results of operations have been included in the consolidated financial statements of the Company from the date of acquisition.

The following table presents the preliminary purchase price allocation recorded in the Company's condensed consolidated balance sheet as of September 30, 2019:

Total
(in thousands)
Net tangible liabilities assumed	$(542)
Intangible assets (1)	7,610
Goodwill (2)	7,343
Total preliminary purchase price	$14,411
_________________
(1) Identifiable finite-lived intangible assets were comprised of the following:

	Total	Estimated life
	(in thousands)	(in years)
Developed technology and software	$6,390	6
Customer relationships	1,220	4
Total intangible assets acquired	$7,610

(2) Goodwill generated from this acquisition is primarily attributable to future cash flows to be realized from the acquired technology. The goodwill is not deductible for U.S. tax purposes.
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
During the three and nine months ended September 30, 2019, the Company incurred none and $0.8 million of costs related to this acquisition that were expensed as incurred and recorded in general and administrative expenses in the accompanying condensed consolidated statement of operation.
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
The acquisition was accounted for as a business combination and the total preliminary purchase price was allocated to the net tangible and intangible assets and liabilities based on their fair values on the acquisition date and the excess was recorded as goodwill. The values assigned to the assets acquired and liabilities assumed are based on preliminary estimates of fair value available as of the date of this Quarterly Report on Form 10-Q and may be adjusted during the measurement period of up to 12 months from the date of acquisition as further information becomes available. Subsequent to the acquisition date of February 1, 2019, the Company recorded a total of $9.0 million of measurement period adjustments to reduce its preliminary purchase price estimate, of which $7.1 million and $1.9 million were recorded in the second and third quarters of 2019, respectively. In the second quarter of 2019, the Company also recorded a $7.0 million adjustment to its preliminary estimate of the acquired intangible assets. These adjustments originated as a result of further refinement of the assumptions used in the process of valuation of the acquired intangible assets and the pre-combination services of SendGrid employees reflected in the assumed equity awards. The cumulative net reduction to goodwill from these adjustments and their related tax impact in the nine months ended September 30, 2019, was $1.2 million.
As of September 30, 2019, the primary areas that are still not finalized due to information that may become available and may result in further changes in the values assigned to various assets and liabilities include purchase consideration and purchase price, including related tax impact, and valuation of intangible assets.
The adjusted purchase price of $2,841.5 million reflects the $2,658.9 million fair value of 23.6 million shares of the Company's Class A common stock transferred as consideration for all outstanding shares of SendGrid, and the $182.6 million fair value of the pre-combination services of SendGrid employees reflected in the equity awards assumed by the Company on the acquisition date.
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
The unvested stock awards assumed on the acquisition date will continue to vest as the SendGrid employees continue to provide services in the post-acquisition period. The fair value of these awards is recorded as share-based compensation expense over the respective vesting period of each award.

The preliminary purchase price components, as adjusted, are summarized in the following table:

Total
(in thousands)
Fair value of Class A common stock transferred	$2,658,898
Fair value of the pre-combination service through equity awards	182,554
Total preliminary purchase price, as adjusted	$2,841,452

The following table presents the preliminary purchase price allocation, as adjusted, recorded in the Company's condensed consolidated balance sheet as of September 30, 2019. The Company expects to continue to obtain information to assist it in determining the fair values of the net assets acquired on the acquisition date during the measurement period:

Total
(in thousands)
Cash and cash equivalents	$156,783
Accounts receivable and other current assets	11,635
Property and equipment, net	38,350
Operating right of use asset	33,742
Intangible assets	483,000
Other assets	1,664
Goodwill	2,237,879
Accounts payable and other liabilities	(11,114)
Operating lease liability	(32,568)
Financing lease liability	(13,616)
Note payable	(5,387)
Deferred tax liability	(58,916)
Total purchase price	$2,841,452
The Company acquired a net deferred tax liability of $58.9 million in this business combination that is included in long-term liabilities in the accompanying condensed consolidated balance sheet. This amount was offset by a release of a valuation allowance on deferred tax assets of $50.0 million.
Identifiable intangible assets are comprised of the following:

	Total	Estimated life
	(in thousands)	(in years)
Developed technology and software	$294,000	7
Customer relationships	169,000	7
Trade names	20,000	5
Total intangible assets acquired	$483,000

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
Goodwill generated from this acquisition primarily represents the value that is expected from the increased scale and synergies as a result of the integration of both businesses. Goodwill is not deductible for tax purposes.
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
The acquired entity's results of operations were included in the Company's condensed consolidated financial statements from the date of acquisition, February 1, 2019. For the three and nine months ended September 30, 2019, SendGrid contributed net operating revenue of $48.7 million and $123.2 million, respectively, which is reflected in the accompanying condensed consolidated statement of operations. Due to the integrated nature of the Company's operations, the Company believes that it is not practicable to separately identify earnings of SendGrid on a stand-alone basis.
During the three and nine months ended September 30, 2019, the Company incurred costs related to this acquisition of $0.3 million and $13.2 million, respectively, that were expensed as incurred and recorded in general and administrative expenses in the accompanying condensed consolidated statement of operations.
The following pro forma condensed combined financial information gives effect to the acquisition of SendGrid as if it were consummated on January 1, 2018 (the beginning of the comparable prior reporting period), and includes pro forma adjustments related to the amortization of acquired intangible assets, share-based compensation expense and direct and incremental transaction costs reflected in the historical financial statements. Specifically, the following adjustments were made:
•For the three and nine months ended September 30, 2019, the Company's and SendGrid's direct and incremental transaction costs of $0.3 million and $40.2 million, respectively, are excluded from pro forma condensed combined net loss.
•For the three and nine months ended September 30, 2018, the Company's direct and incremental transaction costs of $0.3 million and $13.2 million, respectively, are included in the pro forma condensed combined net loss.
•In the three and nine months ended September 30, 2019, the pro forma condensed combined net loss includes a reversal of the valuation allowance release of $1.4 million and $50.0 million, respectively.
•In the nine months ended September 30, 2018, the pro forma condensed combined net loss includes a one-time tax benefit of $53.5 million that would have resulted from the acquisition. There was no one-time tax benefit in the three months ended September 30, 2018. In the three and nine months ended September 30, 2018, the pro forma condensed combined net loss also includes an ongoing tax benefit of $1.4 million and $21.1 million, respectively.
This data is presented for informational purposes only and is not intended to represent or be indicative of the results of operations that would have been reported had the acquisition occurred on January 1, 2018. It should not be taken as representative of future results of operations of the combined company.
The following table presents the pro forma condensed combined financial information:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)
Revenue	$295,066	$206,093	$816,990	$551,207
Net loss attributable to common stockholders	$(81,088)	$(61,550)	$(236,928)	$(134,889)

7. Goodwill and Intangible Assets
Goodwill
Goodwill balance as of September 30, 2019, and December 31, 2018, was as follows:

Total
(in thousands)
Balance as of December 31, 2018	$38,165
Goodwill additions related to 2019 acquisitions	2,246,398
Measurement period adjustments	(1,176)
Balance as of September 30, 2019	$2,283,387

Intangible assets
Intangible assets consisted of the following:

	As of September 30, 2019
	Gross	Accumulated Amortization	Net
Amortizable intangible assets:	(in thousands)
Developed technology	$328,598	$(43,138)	$285,460
Customer relationships	178,374	(19,775)	158,599
Supplier relationships	2,696	(1,402)	1,294
Trade names	20,060	(2,727)	17,333
Patent	2,525	(251)	2,274
Total amortizable intangible assets	532,253	(67,293)	464,960
Non-amortizable intangible assets:
Domain names	32	—	32
Trademarks	263	—	263
Total	$532,548	$(67,293)	$465,255

	As of December 31, 2018
	Gross	Accumulated Amortization	Net
Amortizable intangible assets:	(in thousands)
Developed technology	$28,209	$(10,497)	$17,712
Customer relationships	8,153	(2,411)	5,742
Supplier relationships	2,696	(973)	1,723
Trade name	60	(60)	—
Patent	2,264	(178)	2,086
Total amortizable intangible assets	41,382	(14,119)	27,263
Non-amortizable intangible assets:
Domain names	32	—	32
Trademarks	263	—	263
Total	$41,677	$(14,119)	$27,558

Amortization expense was $20.0 million and $52.9 million for the three and nine months ended September 30, 2019, respectively, and $1.9 million and $4.7 million for the three and nine months ended September 30, 2018, respectively.
Total estimated future amortization expense was as follows:

As of September 30, 2019
(in thousands)
2019 (remaining three months)	$19,774
2020	78,079
2021	76,567
2022	74,801
2023	72,309
Thereafter	143,430
Total	$464,960

8. Accrued Expenses and Other Liabilities
Accrued expenses and other current liabilities consisted of the following:

	As of September 30, 2019	As of December 31, 2018
	(in thousands)
Accrued payroll and related	$21,916	$9,886
Accrued bonus and commission	10,524	8,564
Accrued cost of revenue	38,724	29,901
Sales and other taxes payable	30,157	23,631
ESPP contributions	9,297	2,672
Deferred rent	—	1,418
VAT liability	4,326	2,217
Acquisition holdback	2,240	—
Accrued other expense	18,360	18,054
Total accrued expenses and other current liabilities	$135,544	$96,343

Other long-term liabilities consisted of the following:

	As of September 30, 2019	As of December 31, 2018
	(in thousands)
Deferred rent	$—	$7,569
Deferred tax liability	7,711	5,181
Acquisition holdback	4,280	2,290
Capital lease obligation	—	2,170
Accrued other expense	2,350	959
Total other long-term liabilities	$14,341	$18,169

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
During the three months ended September 30, 2019, the conditional conversion feature of the Notes was triggered as the last reported sale price of the Company's Class A common stock was more than or equal to 130% of the conversion price for at least 20 trading days (whether or not consecutive) in the period of 30 consecutive trading days ending on September 30, 2019 (the last trading day of the calendar quarter), and therefore the Notes are currently convertible, in whole or in part, at the option of the holders between October 1, 2019 through December 31, 2019. Whether the Notes will be convertible following such period will depend on the continued satisfaction of this condition or another conversion condition in the future. The Company may redeem the Notes, in whole or in part, at its option, on or after June 1, 2021 but before the 35th scheduled trading day before the maturity date, at a cash redemption price equal to 100% of the principal amount of the Notes to be redeemed, plus accrued and unpaid interest, if any, if the last reported sale price of the Class A Common Stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading days ending on, and including, the trading day immediately before the date the redemption notices were sent; and the trading day immediately before such notices were sent.
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
The net carrying amount of the liability component of the Notes was as follows:

	As of September 30, 2019	As of December 31, 2018
	(in thousands)
Principal	$550,000	$550,000
Unamortized discount	(90,183)	(106,484)
Unamortized issuance costs	(7,633)	(9,020)
Net carrying amount	$452,184	$434,496
The net carrying amount of the equity component of the Notes was as follows:

	As of September 30, 2019	As of December 31, 2018
	(in thousands)
Proceeds allocated to the conversion options (debt discount)	$119,435	$119,435
Issuance costs	(2,819)	(2,819)
Net carrying amount	$116,616	$116,616

The following table sets forth the interest expense recognized related to the Notes:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)
Contractual interest expense	$344	$344	$1,032	$508
Amortization of debt issuance costs	471	446	1,387	657
Amortization of debt discount	5,536	5,233	16,302	7,717
Total interest expense related to the Notes	$6,351	$6,023	$18,721	$8,882

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

(b) Note Payable

In connection with the SendGrid acquisition, the Company assumed a $5.4 million note payable with a financing company to acquire software and related professional services. During the three months ended September 30, 2019, the Company repaid the outstanding note principal and accrued interest and no balance is outstanding as of September 30, 2019.

10. Supplemental Balance Sheet Information
A roll‑forward of the Company’s reserves is as follows:
(a)Allowance for doubtful accounts:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)
Balance, beginning of period	$4,773	$2,536	$4,945	$1,033
Additions	676	1,111	1,057	2,626
Assumed in acquisition	—	—	59	—
Write-offs	(114)	(5)	(726)	(17)
Balance, end of period	$5,335	$3,642	$5,335	$3,642

Percentage of revenue	2%	2%	1%	1%

(b)Sales credit reserve:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)
Balance, beginning of period	$3,076	$2,625	$3,015	$1,761
Additions	5,861	1,651	11,127	4,301
Assumed in acquisition	—	—	277	—
Deductions against reserve	(3,834)	(773)	(9,316)	(2,559)
Balance, end of period	$5,103	$3,503	$5,103	$3,503

Percentage of revenue	2%	2%	1%	1%

11. Revenue by Geographic Area
Revenue by geographic area is based on the IP address or the mailing address at the time of registration. The following table sets forth revenue by geographic area:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue by geographic area:	(in thousands)
United States	$210,986	$125,697	$572,537	$335,575
International	84,080	43,198	230,707	110,190
Total	$295,066	$168,895	$803,244	$445,765

Percentage of revenue by geographic area:
United States	72%	74%	71%	75%
International	28%	26%	29%	25%

Long-lived assets outside the United States were not significant.

12. Commitments and Contingencies

(a)Lease and Other Commitments
The Company entered into various non-cancelable operating lease agreements for its facilities that expire over the next 9.6 years. See Note 5 to these condensed consolidated financial statements for additional detail on the Company's operating and finance lease commitments.
In the three and nine months ended September 30, 2019, the Company entered into several non-cancelable vendor agreements with terms from one to four years for a total purchase commitment of $4.5 million and $15.6 million, respectively.
Additionally, in September 2019, the Company modified its contract with its cloud services vendor to consolidate and replace its existing commitments after the acquisition of SendGrid. Effective October 1, 2019, the total value of the Company's modified contract was $100.0 million with the remaining term of 2.0 years.

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
On February 18, 2016, a putative class action complaint was filed in the Alameda County Superior Court in California, entitled Angela Flowers v. Twilio Inc. The complaint alleges that the Company’s products permit the interception, recording and disclosure of communications at a customer’s request and are in violation of the California Invasion of Privacy Act. The complaint seeks injunctive relief as well as monetary damages. On January 2, 2018, the court issued an order granting in part and denying in part the plaintiff’s class certification motion. The court certified two classes of individuals who, during specified time periods, allegedly sent or received certain communications involving the accounts of three of the Company’s customers that were recorded. Following mediation, on January 7, 2019, the parties signed a long form settlement agreement, providing for a payment of $10.0 million into a common fund and injunctive relief involving certain updates to Twilio’s Acceptable Use Policy and customer documentation. On January 15, 2019, the court entered an order granting preliminary approval of the settlement, and the parties signed an amended settlement agreement to conform to the court’s order. The court entered a final order and judgment approving the settlement on June 17, 2019. Previously, the Company had a $1.7 million reserve on the condensed consolidated balance sheet for the estimated potential liability, net of insurance coverage. On August 30, 2019, Twilio made a payment of $1.7 million to fund the settlement. A final compliance hearing has been scheduled for February 25, 2020. Any additional loss related to this matter is not probable or estimable at this time.
On September 1, 2015, Twilio was named as a defendant in a First Amended Complaint in a putative class action captioned Jeremy Bauman v. David Saxe, et al. pending in the United States District Court, District of Nevada relating to the alleged sending of unsolicited text messages to the plaintiffs and putative class members. The Company filed a motion to dismiss, which was granted, and on September 20, 2016 the plaintiff filed a Second Amended Complaint with additional allegations that the Company violated the Telephone Consumer Protection Act (“TCPA”), and the Nevada Deceptive Trade Practices Act (“NDTPA”), NRS 41.600(2)(e). On January 10, 2019, the court granted Plaintiffs’ motion for class certification under the TCPA and denied plaintiff’s request to certify a class under the NDTPA. On February 13, 2019, the court issued an order denying the Company’s motion to dismiss as to Plaintiffs’ TCPA claim and granting dismissal as to Plaintiffs’ NDTPA claim. On February 22, 2019, the court stayed the case and directed all parties to mediation, which was conducted on May 15, 2019. On May 17, 2019, the original defendants (the “Saxe Defendants”) and the Company entered an agreement, which among other things, obligates the Saxe Defendants to fully fund all monetary and non-monetary aspects of the settlement of the matter and to obtain the dismissal of the plaintiffs’ and the class’s claims against the Company with prejudice. On October 7, 2019, the plaintiffs filed an unopposed motion for settlement and an unopposed motion to dismiss the Company from the action without prejudice.  Based on, among other things, the dismissal motion and the Company’s agreement with the Saxe Defendants, the Company does not believe a loss is reasonably possible or estimable.

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
As of September 30, 2019 and December 31, 2018, no amounts were accrued.

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
As of September 30, 2019 and December 31, 2018, the liability recorded for these taxes was $26.2 million and $22.6 million, respectively.
In the event other jurisdictions challenge management’s assumptions and analysis, the actual exposure could differ materially from the current estimates.

13. Stockholders’ Equity
(a)Preferred Stock
As of September 30, 2019 and December 31, 2018, the Company had authorized 100,000,000 shares of preferred stock, par value $0.001, of which no shares were issued and outstanding.
(b)Common Stock
As of September 30, 2019 and December 31, 2018, the Company had authorized 1,000,000,000 shares of Class A common stock and 100,000,000 shares of Class B common stock, each par value $0.001 per share. As of September 30, 2019 and December 31, 2018, 124,475,791 shares and 80,769,763 shares of Class A common stock and 12,597,150 shares and 19,310,465 shares of Class B common stock, respectively, were issued and outstanding. Holders of Class A and Class B common stock are entitled to one vote per share and 10 votes per share, respectively, and the shares of Class A common stock and Class B common stock are identical, except for voting and conversion rights.
The Company had reserved shares of common stock for issuance as follows:

	As of September 30, 2019	As of December 31, 2018
Stock options issued and outstanding	8,348,766	7,978,369
Nonvested restricted stock units issued and outstanding	8,468,680	8,262,902
Class A common stock reserved for Twilio.org	776,334	572,676
Stock-based awards available for grant under 2016 Plan	15,609,073	9,313,354
Stock-based awards available for grant under 2016 ESPP	3,984,686	3,092,779
Class A common stock reserved for the convertible senior notes	10,472,165	10,472,165
Total	47,659,704	39,692,245

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

2016 Employee Stock Purchase Plan
The Company’s Employee Stock Purchase Plan (“2016 ESPP”), as amended, initially became effective on June 21, 2016. A total of 2,400,000 shares of the Company’s Class A common stock were initially reserved for issuance under the 2016 ESPP. These available shares automatically increase each January 1, beginning on January 1, 2017, by the lesser of 1,800,000 shares of the common stock, 1% of the number of shares of the Company’s Class A and Class B common stock outstanding on the immediately preceding December 31 or such lesser number of shares as determined by the Company’s compensation committee. On January 1, 2019 and 2018, the shares available for grant under the 2016 Plan were automatically increased by 1,000,802 shares and 939,698 shares, respectively.
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
In the three months ended September 30, 2019 and 2018, no shares of Class A common stock were purchased under the 2016 ESPP, and 99,158 shares are expected to be purchased in the fourth quarter of 2019. As of September 30, 2019, total unrecognized compensation cost related to the 2016 ESPP was $1.0 million, which will be amortized over a weighted-average period of 0.1 years.
Stock options activity under the 2008 Plan and 2016 Plan was as follows:
Stock Options

	Number of options outstanding	Weighted- average exercise price (per share)	Weighted- average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Outstanding options as of December 31, 2018	7,423,369	$16.07	6.80	$534,640
Granted	905,180	118.41
Assumed in acquisition	2,978,555	14.91
Exercised	(3,173,518)	10.12
Forfeited and canceled	(339,820)	41.29
Outstanding options as of September 30, 2019	7,793,766	$28.83	6.82	$639,230
Options vested and exercisable as of September 30, 2019	4,722,300	$12.48	5.91	$460,470

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In thousands, except per share amounts)
Aggregate intrinsic value of stock options exercised *	$67,952	$56,186	$355,776	$130,719
Total estimated grant date fair value of options vested	$20,959	$4,594	$62,657	$17,627
Weighted-average grant date fair value per share of options granted	$—	$28.84	$58.16	$16.04

_________
* Aggregate intrinsic value represents the difference between the fair value of the Company’s Class A common stock as reported on the New York Stock Exchange and the exercise price of outstanding “in-the-money” options.
On February 28, 2017, the Company granted a total of 555,000 shares of performance-based stock options in three distinct awards to an employee with grant date fair values of $13.48, $10.26 and $8.41 per share for a total grant value of $5.9 million. The first half of each award vests upon satisfaction of a performance condition and the remainder vests thereafter in equal monthly installments over a two year period. The achievement window expires after 4.3 years from the date of grant and the stock options expire seven years after the date of grant. The stock options are amortized over a derived service period, as adjusted, of 3.1 years, 3.9 years and 4.4 years, respectively. The stock options value and the derived service period were estimated using the Monte-Carlo simulation model. The following table summarizes the details of the performance options:

	Number of options outstanding	Weighted- average exercise price (per share)	Weighted- average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Outstanding options as of December 31, 2018	555,000	$31.72	6.00	$—
Granted	—	—
Exercised	—	—
Forfeited and canceled	—	—
Outstanding options as of September 30, 2019	555,000	$31.72	4.41	$43,423
Options vested and exercisable as of September 30, 2019	393,124	$31.72	4.41	$30,758

As of September 30, 2019, total unrecognized compensation cost related to nonvested stock options was $120.6 million, which will be amortized on a ratable basis over a weighted-average period of 2.1 years.
Restricted Stock Units

	Number of awards outstanding	Weighted- average grant date fair value (per share)	Aggregate intrinsic value (in thousands)
Nonvested RSUs as of December 31, 2018	8,262,902	$42.70	$729,373
Granted	2,348,316	126.02
Assumed in acquisition	561,999	112.88
Vested	(2,124,565)	41.35
Forfeited and canceled	(579,972)	$51.91
Nonvested RSUs as of September 30, 2019	8,468,680	$68.39	$926,427

As of September 30, 2019, total unrecognized compensation cost related to nonvested RSUs was $532.1 million, which will be amortized over a weighted-average period of 2.7 years.

Valuation Assumptions
The fair value of employee stock options was estimated on the date of grant using the following assumptions in the Black-Scholes option pricing model:

	Three Months Ended September 30,		Nine Months Ended September 30,
Employee Stock Options:	2019	2018	2019	2018
Fair value of common stock	—	$62.7	$111.3 - $130.7	$33.0 - $62.7
Expected term (in years)	—	6.08	0.33 - 6.08	6.08
Expected volatility	—	43.6%	48.3% - 66.5.%	43.6% - 44.2%
Risk-free interest rate	—	2.8%	2.4% - 2.5%	2.7% - 2.9%
Dividend rate	—	—%	—%	—%

	Nine Months Ended September 30,
Employee Stock Purchase Plan:	2019	2018
Expected term (in years)	0.5	0.5
Expected volatility	50.3%	39.8%
Risk-free interest rate	2.4%	2.1%
Dividend rate	—%	—%

The following assumptions were used in the Monte Carlo simulation model to estimate the grant date fair value and the derived service period of the performance options:

Asset volatility	40%
Equity volatility	45%
Discount rate	14%
Stock price at grant date	$31.7

Stock-Based Compensation Expense
The Company recorded the total stock-based compensation expense as follows. In the three and nine months ended September 30, 2019, the stock-based compensation expense associated with awards assumed in the SendGrid acquisition was $19.9 million and $66.6 million, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)
Cost of revenue	$1,674	$284	$5,106	$772
Research and development	34,348	10,879	93,388	28,500
Sales and marketing	16,143	5,246	42,456	14,154
General and administrative	16,103	6,332	56,382	17,861
Total	$68,268	$22,741	$197,332	$61,287

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
The following table sets forth the calculation of basic and diluted net loss per share attributable to common stockholders during the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands, except share and per share data)
Net loss attributable to common stockholders	$(87,734)	$(27,056)	$(216,816)	$(74,791)
Weighted-average shares used to compute net loss per share attributable to common stockholders, basic and diluted	136,400,739	98,019,629	127,506,529	96,359,437
Net loss per share attributable to common stockholders, basic and diluted	$(0.64)	$(0.28)	$(1.70)	$(0.78)

The following outstanding shares of common stock equivalents were excluded from the calculation of the diluted net loss per share attributable to common stockholders because their effect would have been anti-dilutive:

	As of September 30,
	2019	2018
Stock options issued and outstanding	8,348,766	8,567,152
Nonvested restricted stock units issued and outstanding	8,468,680	7,368,918
Class A common stock reserved for Twilio.org	776,334	635,014
Class A common stock committed under 2016 ESPP	99,158	127,327
Conversion spread*	3,515,621	233,799
Unvested shares subject to repurchase	—	209
Total	21,208,559	16,932,419
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
16. Income Taxes

In connection with the SendGrid acquisition, the Company recorded a net deferred tax liability which provides an additional source of taxable income to support the realization of the pre-existing deferred tax assets and, accordingly, during the three and nine months ended September 30, 2019, the Company released a total of $2.5 million and $55.2 million, respectively, of its U.S. valuation allowance. The Company continues to maintain a valuation allowance for its U.S. Federal and State net deferred tax assets.

The provision for income taxes recorded in the three and nine months ended September 30, 2018, consists primarily of income taxes and withholding taxes in foreign jurisdictions in which the Company conducts business. The Company’s U.S. operations have been in a loss position and the Company maintains a full valuation allowance against its U.S. deferred tax assets.

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
We have achieved significant growth in recent periods. In the three months ended September 30, 2019 and 2018, our revenue was $295.1 million and $168.9 million, respectively. Our 10 largest Active Customer Accounts generated an aggregate of 13% and 18% of our total revenue, respectively, in the three months ended September 30, 2019 and 2018. In each of the three months ended September 30, 2019 and 2018, among our 10 largest Active Customer Accounts, we had three Variable Customer Accounts representing 6% and 8% of our total revenue, respectively. In the three months ended September 30, 2019 and 2018 our Base Revenue was $275.5 million and $154.3 million, respectively. In the three months ended September 30, 2019 and 2018, our net loss was $87.7 million and $27.1 million, respectively. See the section titled “-Key Business Metrics-Base Revenue” for a discussion of Base Revenue.
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

Key Business Metrics

	Three Months Ended September 30,
	2019	2018
Number of Active Customer Accounts (as of end date of period) (1)	172,092	61,153
Base Revenue (in thousands) (1)	$275,548	$154,348
Base Revenue Growth Rate (1)	79%	68%
Dollar-Based Net Expansion Rate	132%	145%
___________
(1) For the three months ended September 30, 2019, Active Customer Accounts, Base Revenue, and Base Revenue Growth Rate include the contribution from Twilio SendGrid, which acquisition closed on February 1, 2019.
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
In the three months ended September 30, 2019 and 2018, revenue from Active Customer Accounts represented over 99% of total revenue in each period.
Base Revenue. Base Revenue consists of all revenue other than revenue from large Active Customer Accounts that have never entered into 12-month minimum revenue commitment contracts with us, which we refer to as Variable Customer Accounts. While almost all of our customer accounts exhibit some level of variability in the usage of our products, based on the experience of our management, we believe that Variable Customer Accounts are more likely to have significant fluctuations in usage of our products from period to period, and therefore that revenue from Variable Customer Accounts may also fluctuate significantly from period to period. This behavior is best evidenced by the decision of such customers not to enter into contracts with us that contain minimum revenue commitments, even though they may spend significant amounts on the use of our products, and they may be foregoing more favorable terms often available to customers that enter into committed contracts with us. With the growth of our business in recent years, including through revenue contribution from the acquisition of SendGrid, revenue from Variable Customer Accounts has become less meaningful as a percentage of total revenue. As a result, for reporting periods starting with the three months ending March 31, 2020, we will only disclose Total Revenue and will cease to disclose Base Revenue as an operating metric.
For historical periods through March 31, 2016, we defined a Variable Customer Account as an Active Customer Account that (i) had never signed a minimum revenue commitment contract with us for a term of at least 12 months and (ii) has met or exceeded 1% of the Company’s revenue in any quarter in the periods presented through March 31, 2016. To allow for consistent period-to-period comparisons, in the event a customer account qualified as a Variable Customer Account as of March 31, 2016, or a previously Variable Customer Account ceased to be an Active Customer Account as of such date, we included such customer account as a Variable Customer Account in all periods presented. For reporting periods starting with the three months ended June 30, 2016, we define a Variable Customer Account as a customer account that (a) has been categorized as a Variable Customer Account in any prior quarter, as well as (b) any new customer account that (i) is with a customer that has never signed a minimum revenue commitment contract with us for a term of at least 12 months and (ii) meets or exceeds 1% of our revenue in a quarter. Once a customer account is deemed to be a Variable Customer Account in any period, they remain a Variable Customer Account in subsequent periods unless they enter into a minimum revenue commitment contract with us for a term of at least 12 months.
In each of the three months ended September 30, 2019 and 2018, we had six Variable Customer Accounts, which represented 7% and 9%, respectively, of our total revenue.
Dollar‑Based Net Expansion Rate. Our ability to drive growth and generate incremental revenue depends, in part, on our ability to maintain and grow our relationships with existing Active Customer Accounts and to increase their use of the platform. An important way in which we have historically tracked performance in this area is by measuring the Dollar-Based Net Expansion Rate for Active Customer Accounts, other than Variable Customer Accounts. Our Dollar-Based Net Expansion Rate increases when such Active Customer Accounts increase their usage of a product, extend their usage of a product to new applications or adopt a new product. Our Dollar-Based Net Expansion Rate decreases when such Active Customer Accounts cease or reduce their usage of a product or when we lower usage prices on a product. As our customers grow their businesses and extend the use of our platform, they sometimes create multiple customer accounts with us for operational or other reasons. As such, for reporting periods starting with the three months ended December 31, 2016, when we identify a significant customer organization (defined as a single customer organization generating more than 1% of revenue in a quarterly reporting period) that has created a new Active Customer Account, this new Active Customer Account is tied to, and revenue from this new Active Customer Account is included with, the original Active Customer Account for the purposes of calculating this metric. We believe that measuring Dollar-Based Net Expansion Rate provides a more meaningful indication of the performance of our efforts to increase revenue from existing customers.
For historical periods through September 30, 2019 and the three months ended December 31, 2019, our Dollar-Based Net Expansion Rate compares the revenue from Active Customer Accounts, other than Variable Customer Accounts, in a quarter to the same quarter in the prior year. To calculate the Dollar-Based Net Expansion Rate, we first identify the cohort of Active Customer Accounts (other than Variable Customer Accounts through December 31, 2019) that were Active Customer Accounts in the same quarter of the prior year. The Dollar-Based Net Expansion Rate is the quotient obtained by dividing the revenue generated from that cohort in a quarter, by the revenue generated from that same cohort in the corresponding quarter in the prior year. When we calculate Dollar-Based Net Expansion Rate for periods longer than one quarter, it uses the average of the applicable quarterly Dollar-Based Net Expansion Rates for each of the quarters in such period. Given that we will no longer disclose Base Revenue as an operating metric for reporting periods starting with the three months ended March 31, 2020, our Dollar-Based Net Expansion Rate will compare the revenue from all Active Customer Accounts, including Variable Customer Accounts, in a quarter to the same quarter in the prior year.
Key Components of Statements of Operations
Revenue. We derive our revenue primarily from usage‑based fees earned from customers using the software products within our Engagement Cloud and Programmable Communications Cloud. These usage‑based software products include offerings, such as Programmable Voice, Programmable Messaging and Programmable Video. Some examples of the usage‑based fees for which we charge include minutes of call duration activity for our Programmable Voice products, number of text messages sent or received using our Programmable Messaging products and number of authentications for our Account Security products. In the three months ended September 30, 2019 and 2018, we generated 74% and 83% of our revenue, respectively, from usage‑based fees. We also earn monthly flat fees from certain fee‑based products, such as our Email API, Marketing Campaigns, Flex seats, telephone numbers, short codes and customer support.
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
Amounts that have been charged via credit card or invoiced are recorded in accounts receivable and in revenue, deferred revenue or customer deposits, depending on whether the revenue recognition criteria have been met. Our deferred revenue and customer deposits liability balance is not a meaningful indicator of our future revenue at any point in time because very few of our contracts with invoiced customers contain terms requiring any form of prepayment.
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
General and Administrative. General and administrative expenses consist primarily of personnel costs for our accounting, finance, legal, human resources and administrative support personnel and executives. General and administrative expenses also include costs related to business acquisitions, legal and other professional services fees, depreciation and amortization and an allocation of our general overhead expenses. We expect that we will incur costs associated with supporting the growth of our business and to meet the increased compliance requirements associated with our international expansion.
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

	Three Months Ended September 30,
	2019	2018
	(in thousands)
Reconciliation:
Gross profit	$158,162	$91,864
Non-GAAP adjustments:
Stock-based compensation	1,674	284
Amortization of acquired intangibles	12,549	1,396
Payroll taxes related to stock-based compensation	29	—
Non-GAAP gross profit	$172,414	$93,544
Non-GAAP gross margin	58%	55%
Non‑GAAP Operating Expenses. For the periods presented, we define non‑GAAP operating expenses (including categories of operating expenses) as GAAP operating expenses (and categories of operating expenses) adjusted to exclude, as applicable, stock‑based compensation, amortization of acquired intangibles, acquisition‑related expenses, legal settlements/accruals, charitable contributions and payroll taxes related to stock‑based compensation.

	Three Months Ended September 30,
	2019	2018
	(in thousands)
Reconciliation:
Operating expenses	$252,828	$116,897
Non-GAAP adjustments:
Stock-based compensation	(66,594)	(22,457)
Amortization of acquired intangibles	(7,443)	(410)
Acquisition-related expenses	(371)	(1,554)
Legal settlements/accruals	—	(1,510)
Charitable contributions	—	(175)
Payroll taxes related to stock-based compensation	(2,386)	(1,498)
Non-GAAP operating expenses	$176,034	$89,293
Non‑GAAP Income from Operations and Non‑GAAP Operating Margin. For the periods presented, we define non‑GAAP income from operations and non‑GAAP operating margin as GAAP loss from operations and GAAP operating margin, respectively, adjusted to exclude, as applicable, stock‑based compensation, amortization of acquired intangibles, acquisition‑related expenses, legal settlements/accruals, charitable contributions and payroll taxes related to stock‑based compensation.

	Three Months Ended September 30,
	2019	2018
	(in thousands)
Reconciliation:
Loss from operations	$(94,666)	$(25,033)
Non-GAAP adjustments:
Stock-based compensation	68,268	22,741
Amortization of acquired intangibles	19,992	1,806
Acquisition-related expenses	371	1,554
Legal settlements/accruals	—	1,510
Charitable contributions	—	175
Payroll taxes related to stock-based compensation	2,415	1,498
Non-GAAP (loss) income from operations	$(3,620)	$4,251
Non-GAAP operating margin	(1)%	3%

Results of Operations
The following tables set forth our results of operations for the periods presented and as a percentage of our total revenue for those periods. The period-to-period comparison of our historical results are not necessarily indicative of the results that may be expected in the future.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)
Condensed Consolidated Statements of Operations Data:
Revenue	$295,066	$168,895	$803,244	$445,765
Cost of revenue (1) (2)	136,904	77,031	369,017	204,553
Gross profit	158,162	91,864	434,227	241,212
Operating expenses:
Research and development (1) (2)	104,481	42,340	281,119	119,727
Sales and marketing (1) (2)	100,657	45,949	262,685	116,520
General and administrative (1) (2)	47,690	28,608	166,409	76,213
Total operating expenses	252,828	116,897	710,213	312,460
Loss from operations	(94,666)	(25,033)	(275,986)	(71,248)
Other income (expenses), net	4,377	(1,939)	2,861	(3,172)
Loss before benefit (provision) for income taxes	(90,289)	(26,972)	(273,125)	(74,420)
Benefit (provision) for income taxes	2,555	(84)	56,309	(371)
Net loss attributable to common stockholders	$(87,734)	$(27,056)	$(216,816)	$(74,791)
____________________________________
(1)Includes stock-based compensation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)
Cost of revenue	$1,674	$284	$5,106	$772
Research and development	34,348	10,879	93,388	28,500
Sales and marketing	16,143	5,246	42,456	14,154
General and administrative	16,103	6,332	56,382	17,861
Total	$68,268	$22,741	$197,332	$61,287
____________________________________
(2)Includes amortization of acquired intangibles as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)
Cost of revenue	$12,549	$1,396	$32,866	$3,719
Research and development	—	—	—	22
Sales and marketing	7,322	390	19,654	816
General and administrative	121	20	336	60
Total	$19,992	$1,806	$52,856	$4,617

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Condensed Consolidated Statements of Operations, as a percentage of revenue:**
Revenue	100%	100%	100%	100%
Cost of revenue	46	46	46	46
Gross profit	54	54	54	54
Operating expenses:
Research and development	35	25	35	27
Sales and marketing	34	27	33	26
General and administrative	16	17	21	17
Total operating expenses	86	69	88	70
Loss from operations	(32)	(15)	(34)	(16)
Other income (expenses), net	1	(1)	*	(1)
Loss before benefit (provision) for income taxes	(31)	(16)	(34)	(17)
Benefit (provision) for income taxes	1	*	7	*
Net loss attributable to common stockholders	(30%)	(16%)	(27)%	(17)%
_____________________________________________
*    Less than 0.5% of revenue.
**    Columns may not add up to 100% due to rounding.

Comparison of the Three Months Ended September 30, 2019 and 2018
Revenue

	Three Months Ended September 30,
	2019	2018	Change
	(dollars in thousands)
Base Revenue	$275,548	$154,348	$121,200	79%
Variable Revenue	19,518	14,547	4,971	34%
Total Revenue	$295,066	$168,895	$126,171	75%
In the three months ended September 30, 2019, Base Revenue increased by $121.2 million, or 79%, compared to the same period last year, and represented 93% and 91% of total revenue in the three months ended September 30, 2019 and 2018, respectively. This increase was primarily attributable to an increase in the usage of our products, particularly our Programmable Messaging products and Programmable Voice products, the adoption of additional products by our existing customers, and revenue contribution from our acquisition of the Twilio SendGrid business, which closed in the first quarter of 2019. This increase was partially offset by pricing decreases that we have implemented over time in the form of lower usage prices, in an effort to increase the reach and scale of our platform. The changes in usage and price in the three months ended September 30, 2019, were reflected in our Dollar‑Based Net Expansion Rate of 132%. The increase in usage was also attributable to a 181% increase in the number of Active Customer Accounts, from 61,153 as of September 30, 2018, to 172,092 as of September 30, 2019, which was also positively impacted by the customer accounts added through our acquisition of the Twilio SendGrid business.
In the three months ended September 30, 2019, Variable Revenue increased by $5.0 million, or 34%, compared to the same period last year, and represented 7% and 9% of total revenue in the three months ended September 30, 2019 and 2018, respectively. This increase was primarily attributable to the increase in the usage of products by our existing Variable Customer Accounts.
U.S. revenue and international revenue represented $211.0 million or 72%, and $84.1 million, or 28%, respectively, of total revenue in the three months ended September 30, 2019, compared to $125.7 million, or 74%, and $43.2 million, or 26%, respectively, of total revenue in the three months ended September 30, 2018. The increase in international revenue was attributable to the growth in usage of our products, particularly our Programmable Messaging products and Programmable Voice products, by our existing international Active Customer Accounts; a 213% increase in the number of international Active Customer Accounts driven in part by our focus on expanding our sales to customers outside of the United States; and revenue contribution from our acquisition of the Twilio SendGrid business.
Cost of Revenue and Gross Margin

	Three Months Ended September 30,
	2019	2018	Change
	(dollars in thousands)
Cost of revenue	$136,904	$77,031	$59,873	78%
Gross margin	54%	54%
In the three months ended September 30, 2019, cost of revenue increased by $59.9 million, or 78%, compared to the same period last year. The increase in cost of revenue was primarily attributable to a $36.1 million increase in network service providers’ costs, a $15.1 million increase in depreciation and amortization expense primarily related to the acquired intangible assets and our internally developed software and a $3.6 million increase in cloud infrastructure fees due to the growth in usage of our products.
In the three months ended September 30, 2019, gross margin percentage remained stable compared to the three months ended September 30, 2018. Product mix, which includes the impact of the acquisition of the Twilio SendGrid business, and some operational improvements were largely offset by an increase in amortization expense related to acquired intangible assets, the impact of an increasing mix of international product usage, and an increase in network service provider fees in certain geographies.
Operating Expenses

	Three Months Ended September 30,
	2019	2018	Change
	(dollars in thousands)
Research and development	$104,481	$42,340	$62,141	147%
Sales and marketing	100,657	45,949	54,708	119%
General and administrative	47,690	28,608	19,082	67%
Total operating expenses	$252,828	$116,897	$135,931	116%
In the three months ended September 30, 2019, research and development expenses increased by $62.1 million, or 147%, compared to the same period last year. The increase was primarily attributable to a $51.4 million increase in personnel costs, net of a $3.0 million increase in capitalized software development costs, largely as a result of a 109% average increase in our research and development headcount including the impact of growth in headcount as a result of the acquisition of our Twilio SendGrid business as we continued to focus on enhancing our existing products and introducing new products, as well as enhancing product management and other technical functions. The increase was also due to a $4.6 million increase in facilities and depreciation expense to accommodate the growth in our headcount. In addition, the three months ended September 30, 2019, included research and development expenses from our acquired Twilio SendGrid business.
In the three months ended September 30, 2019, sales and marketing expenses increased by $54.7 million, or 119%, compared to the same period last year. The increase was primarily attributable to a $29.9 million increase in personnel costs, largely as a result of a 115% average increase in sales and marketing headcount including the impact of growth in headcount as a result of the acquisition of our Twilio SendGrid business as we continued to expand our sales efforts in the United States and internationally, an $8.0 million increase related to SIGNAL, our customer and developer conference, a $6.9 million increase in amortization expense attributed to acquired intangible assets, a $3.1 million increase in facilities expense, and a $1.9 million increase in credit card fees due to increased transaction volumes. In addition, the three months ended September 30, 2019, included sales and marketing expenses from our acquired Twilio SendGrid business.
In the three months ended September 30, 2019, general and administrative expenses increased by $19.1 million, or 67%, compared to the same period last year. The increase was primarily attributable to a $18.1 million increase in personnel costs largely as a result of a 104% average increase in general and administrative headcount including the impact of growth in headcount as a result of the acquisition of our Twilio SendGrid business, to support the growth of our business domestically and internationally and a $0.6 million increase in facilities related expenses. In addition, three months ended September 30, 2019, included general and administrative expenses from our acquired Twilio SendGrid business.
Comparison of the Nine Months Ended September 30, 2019 and 2018
Revenue

	Nine Months Ended September 30,
	2019	2018	Change
	(dollars in thousands)
Base Revenue	$753,170	$406,859	$346,311	85%
Variable Revenue	50,074	38,906	11,168	29%
Total Revenue	$803,244	$445,765	$357,479	80%
In the nine months ended September 30, 2019, Base Revenue increased by $346.3 million, or 85%, compared to the same period last year, and represented 94% and 91% of total revenue in the nine months ended September 30, 2019 and 2018, respectively. This increase was primarily attributable to an increase in the usage of our products, particularly our Programmable Messaging products and Programmable Voice products, the adoption of additional products by our existing customers, and revenue contribution from our acquisition of the Twilio SendGrid business for the period from February 1, 2019 through

September 30, 2019. This increase was partially offset by pricing decreases that we have implemented over time in the form of lower usage prices, in an effort to increase the reach and scale of our platform. The changes in usage and price in the nine months ended September 30, 2019, were reflected in our Dollar‑Based Net Expansion Rate of 139%. The increase in usage was also attributable to a 181% increase in the number of Active Customer Accounts, from 61,153 as of September 30, 2018, to 172,092 as of September 30, 2019, which was also positively impacted by the customer accounts added through our acquisition of the Twilio SendGrid business.
In the nine months ended September 30, 2019, Variable Revenue increased by $11.2 million, or 29%, compared to the same period last year, and represented 6% and 9% of total revenue in the nine months ended September 30, 2019 and 2018, respectively. This increase was primarily attributable to the increase in the usage of products by our existing Variable Customer Accounts.
U.S. revenue and international revenue represented $572.5 million or 71%, and $230.7 million, or 29%, respectively, of total revenue in the nine months ended September 30, 2019, compared to $335.6 million, or 75%, and $110.2 million, or 25%, respectively, of total revenue in the nine months ended September 30, 2018. The increase in international revenue was attributable to the growth in usage of our products, particularly our Programmable Messaging products and Programmable Voice products, by our existing international Active Customer Accounts; a 213% increase in the number of international Active Customer Accounts driven in part by our focus on expanding our sales to customers outside of the United States; and revenue contribution from our acquisition of the Twilio SendGrid business.
Cost of Revenue and Gross Margin

	Nine Months Ended September 30,
	2019	2018	Change
	(dollars in thousands)
Cost of revenue	$369,017	$204,553	$164,464	80%
Gross margin	54%	54%
In the nine months ended September 30, 2019, cost of revenue increased by $164.5 million, or 80%, compared to the same period last year. The increase in cost of revenue was primarily attributable to a $101.4 million increase in network service providers’ costs, a $34.5 million increase in depreciation and amortization expense primarily related to the acquired intangible assets and our internally developed software and a $12.8 million increase in cloud infrastructure fees, all of which relate to the growth in usage of our products.
In the nine months ended September 30, 2019, gross margin percentage remained stable compared to the nine months ended September 30, 2018. Product mix, which includes the impact of the acquisition of the Twilio SendGrid business, and some operational improvements were largely offset by an increase in amortization expense related to acquired intangible assets, the impact of an increasing mix of international product usage, and an increase in network service provider fees in certain geographies.
Operating Expenses

	Nine Months Ended September 30,
	2019	2018	Change
	(dollars in thousands)
Research and development	$281,119	$119,727	$161,392	135%
Sales and marketing	262,685	116,520	146,165	125%
General and administrative	166,409	76,213	90,196	118%
Total operating expenses	$710,213	$312,460	$397,753	127%
In the nine months ended September 30, 2019, research and development expenses increased by $161.4 million, or 135%, compared to the same period last year. The increase was primarily attributable to a $133.2 million increase in personnel costs, net of a $5.1 million increase in capitalized software development costs, largely as a result of a 75% average increase in our research and development headcount including the impact of growth in headcount as a result of the acquisition of our

Twilio SendGrid business as we continued to focus on enhancing our existing products and introducing new products, as well as enhancing product management and other technical functions. The increase was also due to a $11.8 million increase in facilities and depreciation expenses to accommodate the growth in our headcount. In addition, the nine months ended September 30, 2019, included research and development expenses from our acquired Twilio SendGrid business for the period from February 1, 2019 through September 30, 2019.
In the nine months ended September 30, 2019, sales and marketing expenses increased by $146.2 million, or 125%, compared to the same period last year. The increase was primarily attributable to a $83.4 million increase in personnel costs, largely as a result of a 88% average increase in sales and marketing headcount, including the impact of growth in headcount as a result of the acquisition of our Twilio SendGrid business, as we continued to expand our sales efforts in the United States and internationally, a $19.8 million increase related to the amortization of acquired intangible assets, a $12.3 million increase in advertising expenses, an $8.7 million increase related to SIGNAL, our customer and developer conference, and an $8.4 million increase in facilities and related expenses. In addition, the nine months ended September 30, 2019, included sales and marketing expenses from our acquired Twilio SendGrid business for the period from February 1, 2019 through September 30, 2019.
In the nine months ended September 30, 2019, general and administrative expenses increased by $90.2 million, or 118%, compared to the same period last year. The increase was primarily attributable to a $61.7 million increase in personnel costs, largely as a result of a 83% average increase in general and administrative headcount, including the impact of growth in headcount as a result of the acquisition of our Twilio SendGrid business, to support the growth of our business domestically and internationally, a $12.9 million increase in professional expenses specifically related to our business acquisitions as described in Note 6 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q and a $5.1 million increase in facilities and depreciation expenses. In addition, the nine months ended September 30, 2019, included general and administrative expenses from our acquired Twilio SendGrid business for the period from February 1, 2019 through September 30, 2019.

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

Cash Flows
The following table summarizes our cash flows:

	Nine Months Ended September 30,
	2019	2018
	(in thousands)
Cash provided by operating activities	$2,024	$12,833
Cash used in investing activities	(1,182,711)	(148,402)
Cash provided by financing activities	1,006,029	503,990
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	105
Net (decrease) increase in cash, cash equivalents and restricted cash	$(174,658)	$368,526
Cash Flows from Operating Activities
In the nine months ended September 30, 2019, cash provided by operating activities consisted primarily of our net loss of $216.8 million adjusted for non-cash items, including $197.3 million of stock-based compensation expense, $56.0 million of tax benefit related to our acquisitions of other businesses, $79.3 million of depreciation and amortization expense, $17.7 million amortization of the debt discount and issuance costs related to our Notes, $16.7 million amortization of our operating right-of-use asset and $36.0 million of cumulative changes in operating assets and liabilities. With respect to changes in operating assets and liabilities, accounts receivable and prepaid expenses increased $48.4 million primarily due to the timing of cash receipts from certain of our larger customers, pre-payments for cloud infrastructure fees and certain operating expenses. Accounts payable and other current liabilities increased $38.2 million primarily due to increases in transaction volumes and deferred revenue. Operating right-of-use liability decreased $15.4 million due to payments made against our operating lease obligations. Other long-term assets increased $10.8 million primarily due to an increase in the deferred sales commissions balances related to the growth of our business.

In the nine months ended September 30, 2018, cash provided by operating activities consisted primarily of our net loss of $74.8 million adjusted for non-cash items, including $61.3 million of stock-based compensation expense, $18.2 million of depreciation and amortization expense, $8.4 million of amortization of the debt discount and issuance costs related to our Notes and $4.6 million of cumulative changes in operating assets and liabilities. With respect to changes in operating assets and liabilities, accounts payable and other current liabilities increased $41.4 million primarily due to increases in transaction volumes. Deferred revenue and customer deposits increased $5.1 million due to transaction volumes and timing of customer prepayments. Accounts receivable and prepaid expenses increased $46.2 million, which resulted primarily from the timing of cash receipts from certain of our larger customers, pre-payments for cloud infrastructure fees and certain operating expenses.
Cash Flows from Investing Activities
In the nine months ended September 30, 2019, cash used in investing activities was $1,182.7 million primarily consisting of $1,293.9 million of purchases of marketable securities and other investments, net of maturities and sales, $147.0 million of net cash paid to acquire other businesses as described in Note 6 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, $16.8 million related to capitalized software development costs and $19.0 million related to purchases of long-lived assets.
In the nine months ended September 30, 2018, cash used in investing activities was $148.4 million primarily consisting of $100.0 million of purchases of marketable securities, net of maturities, $29.7 million of cash paid to acquire other businesses and $15.3 million related to capitalized software development costs.
Cash Flows from Financing Activities
In the nine months ended September 30, 2019, cash provided by financing activities was $1,006.0 million primarily consisting of $979.2 million in net proceeds from our public equity offering, as described in Note 13 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, and $40.4 million proceeds from stock options exercised by our employees and shares issued under our employee stock purchase plan.

In the nine months ended September 30, 2018, cash provided by financing activities was $504.0 million primarily consisting of $537.1 million net proceeds from our Notes, net of initial purchaser discounts and issuance costs paid in the period, $27.1 million proceeds from stock options exercised by our employees and shares issued under our employee stock purchase plan. This was partially offset by a $58.5 million payment for capped call transactions.

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
Contractual Obligations and Other Commitments
Our principal commitments consist of obligations under our Notes, our operating leases for office space and our contractual commitments to our cloud infrastructure and network service providers. In the three and nine months ended September 30, 2019, we entered into several non-cancelable vendor agreements with terms from one to four years for a total purchase commitment of $4.5 million and $15.6 million, respectively.
Additionally, in September 2019, we modified our contract with our cloud services vendor to consolidate and replace our existing commitments after the acquisition of SendGrid. Effective October 1, 2019, the total value of our modified contract was $100.0 million with the remaining term of 2.0 years.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk
We are exposed to certain market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities as follows:
Interest Rate Risk
We had cash and cash equivalents of $330.6 million and marketable securities of $1,551.2 million as of September 30, 2019. Cash and cash equivalents consist of bank deposits and money market funds. Marketable securities consist primarily of U.S. treasury securities and high credit quality corporate debt securities. The cash and cash equivalents and marketable securities are held for working capital purposes. Such interest‑earning instruments carry a degree of interest rate risk. To date, fluctuations in interest income have not been significant. The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. Due to the short‑term nature of our investments, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. A hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our unaudited consolidated financial statements.
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
Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2019, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
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
On February 18, 2016, a putative class action complaint was filed in the Alameda County Superior Court in California, entitled Angela Flowers v. Twilio Inc. The complaint alleges that our products permit the interception, recording and disclosure of communications at a customer’s request and are in violation of the California Invasion of Privacy Act. The complaint seeks injunctive relief as well as monetary damages. On January 2, 2018, the court issued an order granting in part and denying in part the plaintiff’s class certification motion. The court certified two classes of individuals who, during specified time periods, allegedly sent or received certain communications involving the accounts of three of our customers that were recorded. Following mediation, on January 7, 2019, the parties signed a long form settlement agreement, providing for a payment of $10.0 million into a common fund and injunctive relief involving certain updates to Twilio’s Acceptable Use Policy and customer documentation. On January 15, 2019, the court entered an order granting preliminary approval of the settlement, and the parties signed an amended settlement agreement to conform to the court’s order. The court entered a final order and judgment approving the settlement on June 17, 2019. Previously, we had a $1.7 million reserve on the condensed consolidated balance sheet for the estimated potential liability, net of insurance coverage. On August 30, 2019, we made a payment of $1.7 million to fund the settlement. A final compliance hearing has been scheduled for February 25, 2020. Any additional loss related to this matter is not probable or estimable at this time.
On September 1, 2015, Twilio was named as a defendant in a First Amended Complaint in a putative class action captioned Jeremy Bauman v. David Saxe, et al. pending in the United States District Court, District of Nevada relating to the alleged sending of unsolicited text messages to the plaintiffs and putative class members. We filed a motion to dismiss, which was granted, and on September 20, 2016 the plaintiff filed a Second Amended Complaint with additional allegations that we violated the Telephone Consumer Protection Act (“TCPA”), and the Nevada Deceptive Trade Practices Act (“NDTPA”), NRS 41.600(2)(e). On January 10, 2019, the court granted Plaintiffs’ motion for class certification under the TCPA and denied plaintiff’s request to certify a class under the NDTPA. On February 13, 2019, the court issued an order denying our motion to dismiss as to Plaintiffs’ TCPA claim and granting dismissal as to Plaintiffs’ NDTPA claim. On February 22, 2019, the court stayed the case and directed all parties to mediation, which was conducted on May 15, 2019. On May 17, 2019, the original defendants (the “Saxe Defendants”) and Twilio entered an agreement, which among other things, obligates the Saxe Defendants to fully fund all monetary and non-monetary aspects of the settlement of the matter and to obtain the dismissal of the plaintiffs’ and the class’s claims against the Company with prejudice. On October 7, 2019, the plaintiffs filed an unopposed motion for settlement and an unopposed motion to dismiss Twilio from the action without prejudice.  Based on, among other things, the dismissal motion and our agreement with the Saxe Defendants, we do not believe a loss is reasonably possible or estimable.
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
We have experienced substantial growth in our business since inception. For example, our headcount has grown from 1,275 employees on September 30, 2018 to 2,676 employees on September 30, 2019. In addition, we are rapidly expanding our international operations. Our international headcount grew from 310 employees as of September 30, 2018 to 606 employees as of September 30, 2019. We expect to continue to expand our international operations in the future. We have also experienced significant growth in the number of customers, usage and amount of data that our platform and associated infrastructure support. This growth has placed and may continue to place significant demands on our corporate culture, operational infrastructure and management.

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
Our results of operations, including the levels of our revenue, cost of revenue, gross margin and operating expenses, have fluctuated from quarter to quarter in the past and may continue to vary significantly in the future. These fluctuations are a result of a variety of factors, many of which are outside of our control, may be difficult to predict and may or may not fully reflect the underlying performance of our business. If our quarterly results of operations fall below the expectations of investors or securities analysts, then the trading price of our Class A common stock could decline substantially. Some of the important factors that may cause our results of operations to fluctuate from quarter to quarter include:

•	our ability to retain and increase revenue from existing customers and attract new customers;

•	fluctuations in the amount of revenue from our Active Customer Accounts;

•	our ability to attract and retain enterprises and international organizations as customers;

•	our ability to introduce new products and enhance existing products;

•	competition and the actions of our competitors, including pricing changes and the introduction of new products, services and geographies;

•
changes in laws, industry standards, regulations or regulatory enforcement, in the United States or internationally, including SHAKEN/STIR and other robocalling prevention and anti-spam standards as well as enhanced Know-Your-Client processes that impact our ability to market, sell or deliver our products;

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
Additionally, certain large scale events, such as major elections and sporting events, can significantly impact usage levels on our platform, which could cause fluctuations in our results of operations. We expect that significantly increased usage of all communications platforms, including ours, during certain seasonal and one‑time events could impact delivery and quality of our products during those events. We also tend to experience increased expenses in connection with the hosting of SIGNAL, our customer and developer conference, which we hosted in the third quarter of 2019 and plan to host annually. Such annual and one‑time events may cause fluctuations in our results of operations and may impact both our revenue and operating expenses.
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
We have incurred net losses in each year since our inception, including net losses of $216.8 million, $121.9 million and $63.7 million in the nine months ended September 30, 2019, and the years ended December 31, 2018 and 2017, respectively. We had an accumulated deficit of $588.5 million as of September 30, 2019. We expect to continue to expend substantial financial and other resources on, among other things:

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
The substantial majority of the services we use from AWS are for cloud‑based server capacity and, to a lesser extent, storage and other optimization offerings. AWS enables us to order and reserve server capacity in varying amounts and sizes distributed across multiple regions. We access AWS infrastructure through standard IP connectivity. AWS provides us with computing and storage capacity pursuant to an agreement that continues until terminated by either party. AWS may terminate the agreement for cause upon notice and our failure to cure a breach within 30 days from the date of such notification. Although we expect that we could receive similar services from other third parties, if any of our arrangements with AWS are terminated, we could experience interruptions on our platform and in our ability to make our products available to customers, as well as delays and additional expenses in arranging alternative cloud infrastructure services.
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
At times, network service providers have instituted additional fees due to regulatory, competitive or other industry related changes that increase our network costs. For example, in the coming months, we are expecting one or more of the major U.S. cellular carriers to introduce a new Application to Person (A2P) SMS service offering that will add a new fee for A2P SMS messages delivered to its subscribers. While we have historically responded to these types of fee increases through a combination of further negotiating efforts with our network service providers, absorbing the increased costs or changing our prices to customers, there is no guarantee that we will continue to be able to do so in the future without a material negative impact to our business. In the case of this new A2P SMS fee, which may be imposed in the coming months, we plan to pass these fees on to our customers who are sending SMS messages to this carrier’s subscribers. This is expected to increase our revenue and cost of revenue, but it is not expected to impact the gross profit dollars received for sending these messages. However, mathematically this would still have a negative impact on our gross margins. Additionally, our ability to respond to any new fees may be constrained if all network service providers in a particular market impose equivalent fee structures, if the magnitude of the fees is disproportionately large when compared to the underlying prices paid by our customers, or if the market conditions limit our ability to increase the price we charge our customers.
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
In the nine months ended September 30, 2019, and the years ended December 31, 2018 and 2017, we derived 29%, 25% and 23% of our revenue, respectively, from customer accounts located outside the United States. The future success of our business will depend, in part, on our ability to expand our customer base worldwide. While we have been rapidly expanding our sales efforts internationally, our experience in selling our products outside of the United States is limited. Furthermore, our developer‑first business model may not be successful or have the same traction outside the United States. As a result, our investment in marketing our products to these potential customers may not be successful. If we are unable to increase the revenue that we derive from international customers, then our business, results of operations and financial condition may be adversely affected.
We are in the process of expanding our international operations, which exposes us to significant risks.
We are continuing to expand our international operations to increase our revenue from customers outside of the United States as part of our growth strategy. Between September 30, 2018 and September 30, 2019, our international headcount grew from 310 employees to 606 employees. We expect to open additional international offices and hire employees to work at these offices in order to reach new customers and gain access to additional technical talent. Operating in international markets requires significant resources and management attention and will subject us to regulatory, economic and political risks in addition to those we already face in the United States. Because of our limited experience with international operations or with developing and managing sales in international markets, our international expansion efforts may not be successful.
In addition, we will face risks in doing business internationally that could adversely affect our business, including:

•
exposure to political developments in the United Kingdom (“U.K.”), including the planned departure of the U.K. from the European Union ("EU") ("Brexit"), which has created an uncertain political and economic environment, instability for businesses, volatility in global financial markets and the value of foreign currencies, all of which could disrupt trade, the sale of our services and the mobility of our employees and contractors between the United Kingdom, EU and other jurisdictions. Any long–term impact from Brexit on our business and operations will depend, in part, on the outcome of the U.K.'s negotiations on tariffs, tax treaties, trade, regulatory, and other matters and may require us to expend significant time and expense to make adjustments to our business and operations.

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

•
our ability to comply with the General Data Protection Regulation ("GDPR"), which went into effect on May 25, 2018 and laws, regulations and industry standards relating to data privacy, data localization and security enacted in countries and other regions in which we operate or do business;

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
For example, in April 2016 the EU adopted the GDPR, which took full effect on May 25, 2018. The GDPR enhances data protection obligations for businesses and requires service providers (data processors) processing personal data on behalf of customers to cooperate with European data protection authorities, implement security measures and keep records of personal data processing activities. Noncompliance with GDPR can trigger fines equal to or greater of €20 million or 4% of global annual revenues. Given the breadth and depth of changes in data protection obligations, preparing to meet the requirements of GDPR has required significant time and resources, including a review of our technology and systems currently in use against the requirements of GDPR. There are also additional EU laws and regulations (and member states implementations thereof) which govern the protection of consumers and of electronic communications. If our efforts to comply with GDPR or other applicable EU laws and regulations are not successful, we may be subject to penalties and fines that would adversely impact our business and results of operations, and our ability to conduct business in the EU could be significantly impaired.
We have in the past relied on the EU‑U.S and the Swiss‑U.S. Privacy Shield frameworks approved by the European Commission in July 2016 and the Swiss Government in January 2017, respectively, which were designed to allow U.S. corporations to self‑certify to the U.S. Department of Commerce and publicly commit to comply with the Privacy Shield requirements to freely import personal data from the EU and Switzerland. However, ongoing legal challenges to these frameworks has resulted in some uncertainty as to their validity. While our Binding Corporate Rules, approved in May 2018, now serve as our primary mechanism to legitimize data transfers from the European Economic Area, we may nonetheless experience hesitancy, reluctance, or refusal by European or multinational customers to continue to use our services due to the potential risk exposure to such customers as a result of a European Union Court of Justice ruling negatively impacting the Privacy Shield frameworks. We and our customers are at risk of enforcement actions taken by an EU data protection authority until such point in time that we are able to ensure that all data transfers to us from the European Economic Area are legitimized. In addition, as the United Kingdom transitions out of the EU, we may encounter additional complexity with respect to data privacy and data transfers to and from the U.K.

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
Any failure or perceived failure by us, our products or our platform to comply with new or existing U.S., EU or other foreign privacy or data security laws, regulations, policies, industry standards or legal obligations, or any security incident that results in the unauthorized access to, or acquisition, release or transfer of, personally identifiable information or other customer data may result in governmental investigations, inquiries, enforcement actions and prosecutions, private litigation, fines and penalties, adverse publicity or potential loss of business. For example, on February 18, 2016, a putative class action complaint was filed in the Alameda County Superior Court in California. The complaint alleged that our products permitted the interception, recording and disclosure of communications at certain of our customers' request in a manner that violated the California Invasion of Privacy Act. This litigation has now settled, but actions in the future could lead to similar claims and include damages and related penalties that could divert management’s attention and resources, as well as adversely affect our brand, business, results of operations and financial condition.
Certain of our products are subject to telecommunications‑related regulations, and future legislative or regulatory actions could adversely affect our business, results of operations and financial condition.
As a provider of communications products, we are subject to existing or potential Federal Communications Commission (“FCC”) regulations relating to privacy, Universal Service Fund, Telecommunications Relay Service fund contributions and other requirements. FCC classification of our Internet voice communications products as telecommunications or interconnected Voice over Internet Protocol ("VoIP") services could result in additional federal and state regulatory obligations, but also could offer practical solutions to some of the FCC's recent regulatory actions, for example its robocall mitigation efforts. If we do not comply with FCC rules and regulations, we could be subject to FCC enforcement actions, fines, loss of licenses and possibly restrictions on our ability to operate or offer certain of our products. Any enforcement action by the FCC, which may be a public process, would hurt our reputation in the industry, could erode customer trust, possibly impair our ability to sell our products to customers and could adversely affect our business, results of operations and financial condition.
Our products are subject to a number of FCC regulations and laws that are administered by the FCC. Among others, we must comply (in whole or in part) with:

•	the Communications Act of 1934, as amended, which regulates communications services and the provision of such services;

•	the Telephone Consumer Protection Act, which limits the use of automatic dialing systems, artificial or prerecorded voice messages, SMS text messages and fax machines;

•	the Communications Assistance for Law Enforcement Act (“CALEA”), which requires covered entities to assist law enforcement in undertaking electronic surveillance;

•	requirements to safeguard the privacy of certain customer information;

•	payment of annual FCC regulatory fees based on our interstate and international revenues;

•	rules pertaining to access to our services by people with disabilities and contributions to the Telecommunications Relay Services fund; and

•	FCC rules regarding the use of customer proprietary network information.
In addition, Congress and the FCC are attempting to mitigate the scourge of robocalls by requiring participation in a technical standard called SHAKEN/STIR, which allows carriers to authenticate caller ID, prohibiting malicious spoofing.
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
The market for communications in general, and cloud communications in particular, is subject to rapid technological change, evolving industry standards, changing regulations, as well as changing customer needs, requirements and preferences. The success of our business will depend, in part, on our ability to adapt and respond effectively to these changes on a timely basis. If we are unable to develop new products that satisfy our customers and provide enhancements and new features for our existing products that keep pace with rapid technological and industry change, including but not limited to SHAKEN/STIR, our business, results of operations and financial condition could be adversely affected. If new technologies emerge that are able to deliver competitive products and services at lower prices, more efficiently, more conveniently or more securely, such technologies could adversely impact our ability to compete effectively.
Our platform must integrate with a variety of network, hardware, mobile and software platforms and technologies, and we need to continuously modify and enhance our products and platform to adapt to changes and innovation in these technologies. For example, Apple, Google and other cell‑phone operating system providers or inbox service providers have developed and, may in the future develop, new applications or functions intended to filter spam and unwanted phone calls, messages or emails. Similarly, our network service providers may adopt new filtering technologies in an effort to combat spam or robocalling. Such technologies may inadvertently filter desired messages or calls to or from our customers. If cell-phone operating system providers, network service providers, our customers or their end users adopt new software platforms or infrastructure, we may be required to develop new versions of our products to work with those new platforms or infrastructure. This development effort may require significant resources, which would adversely affect our business, results of operations and financial condition. Any failure of our products and platform to operate effectively with evolving or new platforms and technologies could reduce the demand for our products. If we are unable to respond to these changes in a cost‑effective manner, our products may become less marketable and less competitive or obsolete, and our business, results of operations and financial condition could be adversely affected.
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
In the nine months ended September 30, 2019, and the years ended December 31, 2018 and 2017, our 10 largest Active Customer Accounts, which consisted of both Base and Variable Customers, generated an aggregate of 13%, 18% and 19% of our revenue, respectively. A significant portion of our revenue comes from a Variable Customer, WhatsApp.
In the nine months ended September 30, 2019, and the years ended December 31, 2018 and 2017, WhatsApp accounted for 5%, 7% and 6% of our revenue, respectively. WhatsApp uses our Programmable Voice products and Programmable Messaging products in its applications to verify new and existing users on its service. Our Variable Customer Accounts, including WhatsApp, do not have long‑term contracts with us and may reduce or fully terminate their usage of our products at any time without notice, penalty or termination charges. In addition, the usage of our products by WhatsApp and other Variable Customer Accounts may change significantly between periods.
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
Our customers’ and other users’ violation of our policies or other misuse of our platform to transmit unauthorized, offensive or illegal messages, spam, phishing scams, and website links to harmful applications or for other fraudulent or illegal activity could damage our reputation, and we may face a risk of litigation and liability for illegal activities on our platform and unauthorized, inaccurate, or fraudulent information distributed via our platform.
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
Moreover, despite our ongoing and substantial efforts to limit such use, certain customers may use our platform to transmit unauthorized, offensive or illegal messages, calls, spam, phishing scams, and website links to harmful applications, reproduce and distribute copyrighted material or the trademarks of others without permission, and report inaccurate or fraudulent data or information. These issues also arise with respect to a portion of those users who use our platform on a free trial basis or upon initial use. These actions are in violation of our policies, in particular, our Acceptable Use Policy. However, our efforts to defeat spamming attacks, illegal robocalls and other fraudulent activity will not prevent all such attacks and activity, such use of our platform could damage our reputation and we could face claims for damages, regulatory enforcement, copyright or trademark infringement, defamation, negligence, or fraud. Moreover, our customers’ and other users’ promotion of their products and services through our platform might not comply with federal, state, and foreign laws. We rely on contractual representations made to us by our customers that their use of our platform will comply with our policies and applicable law, including, without limitation, our email and messaging policies. Although we retain the right to verify that customers and other users are abiding by certain contractual terms, our Acceptable Use Policy and our email and messaging policies and, in certain circumstances, to review their email and distribution lists, our customers and other users are ultimately responsible for compliance with our policies, and we do not systematically audit our customers or other users to confirm compliance with our policies. We cannot predict whether our role in facilitating our customers’ or other users’ activities would expose us to liability under applicable law. Even if claims asserted against us do not result in liability, we may incur substantial costs in investigating and defending such claims. If we are found liable for our customers’ or other users’ activities, we could be required to pay fines or penalties, redesign business methods or otherwise expend resources to remedy any damages caused by such actions and to avoid future liability.

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
Significant judgments and estimates are required in determining our provision for income taxes and other tax liabilities. Our tax expense may be impacted, for example, if tax laws change or are clarified to our detriment or if tax authorities successfully challenge the tax positions that we take, such as, for example, positions relating to the arms‑length pricing standards for our intercompany transactions and our state sales and use tax positions. In determining the adequacy of income taxes, we assess the likelihood of adverse outcomes that could result if our tax positions were challenged by the Internal Revenue Service (“IRS”), and other tax authorities. Should the IRS or other tax authorities assess additional taxes as a result of examinations, we may be required to record charges to operations that could adversely affect our results of operations and financial condition. We are currently in discussions with certain states regarding prior state sales taxes that we may owe. We have reserved $26.2 million on our September 30, 2019 balance sheet for these tax payments. The actual exposure could differ materially from our current estimates, and if the actual payments we make to these and other states exceed the accrual in our balance sheet, our results of operations would be harmed.
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
As our international operations expand, our exposure to the effects of fluctuations in currency exchange rates grows. For example, global political events, including Brexit, trade tariff developments and other geopolitical events have caused global economic uncertainty and variability in foreign currency exchange rates. While we have primarily transacted with customers and business partners in U.S. dollars, we have transacted with customers in Japan in Japanese Yen, in Australia in AUD and in Europe in GBP, Euros and Swedish Kronas. We expect to significantly expand the number of transactions with customers that are denominated in foreign currencies in the future as we continue to expand our business internationally. We also incur expenses for some of our network service provider costs outside of the United States in local currencies and for employee compensation and other operating expenses at our non‑U.S. locations in the local currency for such locations. Fluctuations in the exchange rates between the U.S. dollar and other currencies could result in an increase to the U.S. dollar equivalent of such expenses.
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
As of December 31, 2018, we had federal, state and foreign net operating loss carryforwards (“NOLs”), of $452.7 million, $347.1 million and $8.1 million, respectively, due to prior period losses. In the nine months ended September 30, 2019, as a result of our SendGrid acquisition, we assumed a $58.9 million deferred tax liability, as described in Note 6 and Note 16 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10‑Q. In general, under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), a corporation that undergoes an “ownership change” (generally defined as a greater than 50‑percentage‑point cumulative change (by value) in the equity ownership of certain stockholders over a rolling three‑year period) is subject to limitations on its ability to utilize its pre‑change NOLs to offset post‑change taxable income. Our existing NOLs may be subject to limitations arising from previous ownership changes, and if we undergo an ownership change in the future, our ability to utilize NOLs could be further limited by Section 382 of the Code. Future changes in our stock ownership, some of which may be outside of our control, could result in an ownership change under Section 382 of the Code.
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
We review our intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. As of September 30, 2019, we carried a net $2,748.6 million of goodwill and intangible assets. An adverse change in market conditions, particularly if such change has the effect of changing one of our critical assumptions or estimates, could result in a change to the estimation of fair value that could result in an impairment charge to our goodwill or intangible assets. Any such charges may adversely affect our results of operations.
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
Prior to our initial public offering in June 2016, there was no public market for shares of our Class A common stock. On June 23, 2016, we sold shares of our Class A common stock to the public at $15.00 per share. From June 23, 2016, the date that our Class A common stock started trading on the New York Stock Exchange, through September 30, 2019, the trading price of our Class A common stock has ranged from $22.80 per share to $151.00 per share. The trading price of our Class A common stock may continue to fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

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

•	the financial projections we may provide to the public, any changes in those projections or our failure to meet those projections;

•	announcements by us or our competitors of new products or services;

•	the public’s reaction to our press releases, other public announcements and filings with the SEC;

•	rumors and market speculation involving us or other companies in our industry;

•	new laws or regulations or new interpretations of existing laws or regulations applicable to our business, including regulations relating to the prevention of spam and robocalls;

•	actual or anticipated changes in our results of operations or fluctuations in our results of operations;

•	actual or anticipated developments in our business, our competitors’ businesses or the competitive landscape generally;

•	litigation involving us, our industry or both, or investigations by regulators into our operations or those of our competitors;

•	developments or disputes concerning our intellectual property or other proprietary rights;

•	announced or completed acquisitions of businesses, products, services or technologies by us or our competitors;

•	changes in accounting standards, policies, guidelines, interpretations or principles;

•	any significant change in our management; and

•	general economic conditions and slow or negative growth of our markets.
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
Our Class B common stock has 10 votes per share, and our Class A common stock has one vote per share. As of September 30, 2019, our directors, executive officers and their respective affiliates, held in the aggregate 38.5% of the voting power of our capital stock. Because of the 10‑to‑one voting ratio between our Class B common stock and Class A common stock, the holders of our Class B common stock collectively will continue to control a majority of the combined voting power of our common stock and therefore be able to control all matters submitted to our stockholders for approval until the earlier of (i) June 28, 2023, or (ii) the date the holders of two‑thirds of our Class B common stock elect to convert the Class B common stock to Class A common stock. This concentrated control limits or precludes your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval.

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
In the event the conditional conversion feature of the Notes is triggered, holders of the Notes will be entitled to convert the Notes at any time during specified periods at their option. This conditional conversion feature was triggered during the three months ended September 30, 2019 , as the last reported sale price of our Class A common stock was more than or equal to 130% of the conversion price for at least 20 trading days (whether or not consecutive) in the period of 30 consecutive trading days ending on September 30, 2019 (the last trading day of the calendar quarter), and therefore the Notes are currently convertible, in whole or in part, at the option of the holders between October 1, 2019 through December 31, 2019. Whether the

Notes will be convertible following such period will depend on the continued satisfaction of this condition or another conversion condition in the future. If one or more holders elect to convert their Notes during a period in which the Notes are convertible, unless we elect to satisfy our conversion obligation by delivering solely shares of our Class A common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Notes as a current rather than long‑term liability, which would result in a material reduction of our net working capital.
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
EXHIBIT INDEX

Exhibit Number	Description	Filing Date

10.1*	Twilio Inc. Amended and Restated 2016 Employee Stock Purchase Plan	Filed herewith
10.2*	Twilio Inc. 2019 France Sub-Plan to the 2016 Stock Option and Incentive Plan	Filed herewith
31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1**	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document.	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith
_____________________________________________

*	Indicates a management contract or compensatory plan or arrangement.

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

Twilio Inc.

October 31, 2019	/s/ JEFFREY LAWSON
Jeffrey Lawson
Chief Executive Officer (Principal Executive Officer)

October 31, 2019	/s/ KHOZEMA SHIPCHANDLER
Khozema Shipchandler
Chief Financial Officer (Principal Accounting and Financial Officer)