Form 10-K
period 2019-12-31
TWILIO INC
filed 2020-03-02
CIK 1447669

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________
FORM 10-K
_____________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934
For the fiscal year ended December 31, 2019

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number: 001-37806
_____________________________________________
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
Securities registered pursuant to Section 12(g) of the Act: None
____________________________________________

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
The aggregate market value of stock held by non-affiliates as of June 28, 2019 (the last business day of the registrant's most recently completed second quarter) was $15.9 billion based upon $136.4 per share, the closing price on June 28, 2019 on the New York Stock Exchange. Determination of stock ownership by non-affiliates was made solely for the purpose of responding to this requirement and the registrant is not bound by this determination for any other purpose.
On February 20, 2020, 128,303,845 shares of the registrant’s Class A common stock and 11,406,940 shares of registrant’s Class B common stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive Proxy Statement for the 2020 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant's fiscal year ended December 31, 2019.

TWILIO INC.
Annual Report on Form 10-K
For the Fiscal Year Ended December 31, 2019

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

•	our ability to optimize our network service provider coverage and connectivity;

•	our ability to manage changes in network service provider fees that we pay in connection with the delivery of communications on our platform;

•	our ability to work closely with email inbox service providers to maintain deliverability rates;

•	our ability to pass on our savings associated with our platform optimization efforts to our customers;

•	the impact and expected results from changes in our relationship with our larger customers;

•	our ability to attract and retain enterprises and international organizations as customers for our products;

•	our ability to form and expand partnerships with technology partners and consulting partners;

•	our ability to successfully enter into new markets and manage our international expansion;

•	the attraction and retention of qualified employees and key personnel;

•	our ability to effectively manage our growth and future expenses and maintain our corporate culture;

•	our ability to compete effectively in an intensely competitive market;

•	the sufficiency of our cash and cash equivalents to meet our liquidity needs;

•	our anticipated investments in sales and marketing, research and development and additional systems and processes to support our growth;

•	our ability to maintain, protect and enhance our intellectual property;

•	our ability to successfully defend litigation brought against us;

•	our ability to service the interest on our convertible notes and repay such notes, to the extent required;

•	our customers' and other platform users' violation of our policies or other misuse of our platform;

•	our expectations about the impact of natural disasters and public health epidemics, such as the coronavirus on our business, results of operations and financial condition; and

•	our ability to successfully integrate and realize the benefits of our past or future strategic acquisitions or investments, including our acquisition of SendGrid, Inc. (“SendGrid”).
We caution you that the foregoing list may not contain all of the forward-looking statements made in this Annual Report on Form 10-K.
You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Annual Report on Form 10-K primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations and prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors described in Part I, Item 1A, “Risk Factors” and elsewhere in this Annual Report on Form 10-K. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Annual Report on Form 10-K. We cannot assure you that the results, events and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.
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
We offer a Customer Engagement Platform with software designed to address specific use cases like account security and contact centers and a set of Application Programming Interfaces ("APIs") that handles the higher-level communication logic needed for nearly every type of customer engagement. These APIs are focused on the business challenges that a developer is looking to address, allowing our customers to more quickly and easily build better ways to engage with their customers throughout their journey. We also offer a set of APIs that enable developers to embed voice, messaging, video and email capabilities into their applications, and are designed to support almost all the fundamental ways humans communicate, unlocking innovators to address just about any communication market. The Super Network is our software layer that allows our customers' software to communicate with connected devices globally. It interconnects with communications networks and inbox service providers around the world and continually analyzes data to optimize the quality and cost of communications that flow through our platform. The Super Network also contains a set of APIs giving our customers access to more foundational components of our platform, like phone numbers.
In February 2019, we acquired SendGrid, the leading email API platform. Email is an important channel for businesses to communicate with their customers, and incorporating SendGrid's products into our platform allows us to enable businesses to engage with their customers via email effectively and at scale.
We had over 179,000 Active Customer Accounts as of December 31, 2019, representing organizations big and small, old and young, across nearly every industry, with one thing in common: they are competing by using the power of software to build differentiation through communications. With our customer engagement platform, our customers are disrupting existing industries and creating new ones. For example, our customers' software applications use our platform to notify a diner when a table is ready, provide enhanced application security through two-factor authentication, connect potential buyers to real estate agents, and power large, omni-channel contact centers. The range of applications that developers build with the Twilio platform has proven to be nearly limitless.
Our goal is for Twilio to be in the toolkit of every software developer in the world. Because big ideas often start small, we encourage developers to experiment and iterate on our platform. We love when developers explore what they can do with Twilio, because one day they may have a business problem that they will use our products to solve.
As our customers succeed, we share in their success through our usage-based revenue model. Our revenue grows as customers increase their usage of a product, extend their usage of a product to new applications or adopt a new product. We believe the most useful indicator of this increased activity from our existing customer accounts is our Dollar-Based Net Expansion Rate, which for historical periods through December 31, 2019, compares the revenue from a cohort of Active Customer Accounts, other than Variable Customer Accounts, in a period to the same period in the prior year. Dollar-Based Net Expansion Rate was 136% and 140% for the years ended December 31, 2019 and 2018, respectively. See Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Key Business Metrics—Dollar-Based Net Expansion Rate."
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

•
Contact Center.  Improving customer support by powering customer care teams with voice, messaging and video capabilities that integrate with other systems to add context, such as a caller's support ticket history or present location.

•
Call Tracking.  Using phone numbers to provide detailed analytics on phone calls to measure the effectiveness of marketing campaigns or lead generation activities in a manner similar to how web analytics track and measure online activity.

•	Marketing. Integrating messaging and email with marketing automation technology, allowing organizations to deliver targeted and timely contextualized communications to consumers.

•
User Security.  Verifying user identity through two-factor authentication prior to log-in or validating transactions within an application's workflow. This adds an additional layer of security to any application.

•
Twilio For Good.  Partnering with nonprofit organizations through Twilio.org, to use the power of communications to help solve social challenges, such as a short message service ("SMS") hotline to fight human trafficking, an emergency volunteer dispatch system and appointment reminders for medical visits in developing nations.

Our Platform
Solutions
Part of our core strategy is to provide a broad set of lower level building blocks (i.e. our Channel APIs and Super Network) that can be used to build virtually any use case. By doing this, we allow developers' creativity to flourish across the widest set of use cases — some of which haven't even been invented yet. As we observe what use cases are most common, and the workflows our customers find most challenging, we create Solutions to bring these learnings to a broader audience. While developers can build a broad range of applications on our platform, certain use cases are more common. Our Solutions APIs build upon our Channel APIs to offer more fully implemented functionality for a specific purpose, such as two-factor authentication or a contact center, thereby saving developers significant time in building their applications.
The higher level APIs we have created in this layer of our platform are focused on addressing a massive opportunity to recreate and modernize the field of customer engagement. The means by which most companies engage with their customers is archaic and disjointed, made more glaring by the pace of development in other areas of communication. Our products combine the flexibility provided by our platform model with the learnings we've gained since the company was founded focused on driving success at tens of thousands of customers.
Channel APIs
Our Channel APIs provide a range of products that enable developers to embed voice, messaging, video and email capabilities into their applications. Our easy-to-use developer APIs provide a programmatic channel to access our software. Developers can utilize our intuitive programming language, TwiML, to specify application functions such as <Dial>, <Record> and <Play>, leveraging our software to manage the complexity of executing the specified functions.

Our Channel APIs consist of software products that can be used individually or in combination to build rich contextual communications within applications. We do not aim to provide complete business solutions; rather to offer flexible building blocks that enable our customers to build what they need. Our Channel APIs include:

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

•
Programmable Messaging.  Our Programmable Messaging software products allow developers to build solutions to send and receive messages globally, through channels like SMS, multimedia messaging service ("MMS"), short codes, Rich Communication Services ("RCS") messaging, WhatsApp, Facebook Messenger, and LINE, and incorporate advanced messaging functionality such as emoji, picture messaging and localized languages. Our customers use Programmable Messaging, through software controls, to power use cases, such as appointment reminders, delivery notifications, order confirmations and customer care.

•
Programmable Video.  Our Programmable Video software products enable developers to build next-generation mobile and web applications with embedded video, including for use cases such as customer care, collaboration and physician consultations.

•
Email. Our email products serve as a digital communication platform that enables businesses to engage with their customers via email reliably, effectively and at scale. Businesses use the email products for both transactional and marketing emails. Transactional emails include shipping notifications, friend requests, password resets, and sign-up confirmations. Marketing emails include newsletters, advertising, announcements, and related communications to large audiences.

Super Network
Our Solutions and Channel APIs are built on top of our global software layer, which we call our Super Network. Our Super Network interfaces intelligently with communications networks globally. We use software to construct a high performance network that continuously optimizes quality and deliverability for our customers. Our Super Network breaks down the geopolitical boundaries and scale limitations of physical network infrastructure and provides our customers that use our Customer Engagement Platform access to over 180 countries. The Super Network also contains a set of API's giving our customers access to more foundational components of our platform, such as phone numbers.
We have strategically built out our global infrastructure and operate in more than 25 cloud data centers in nine geographically distinct regions. These data centers serve as interconnection points with network service providers and customers alike, giving us a truly global reach and a redundant means to connect businesses with billions of customers all over the world. Our provider relationships and deployed infrastructure have allowed us to catalogue the many different communications standards that exist today and offer them up to businesses as one consolidated platform with simple, easy-to-use APIs. We are continually adding new network service provider relationships as we scale, and we are not dependent upon any single network service provider to conduct our business.
The strength of Twilio's Super Network comes from the software intelligence we've embedded throughout our communications network. By leveraging our software expertise, we eliminate the traditional complexities and uncertainties of telecommunications and deliver a consistent and high quality communications platform for our customers. This allows customers to spend less time focusing on mastering the highly specialized and complex telecommunications industry and more time focusing on building best-in-class customer engagement experiences. Our proprietary technology selects which network service providers to use and routes the communications in order to optimize the quality and cost of the communications across our product offerings.
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
Our Growth Strategy
We are the leader in the Cloud Communications Platform category based on revenue, market share and reputation, and intend to continue to set the pace for innovation. We will continue to invest aggressively in our platform approach, which prioritizes increasing our reach and scale. We intend to pursue the following growth strategies:

•
Continue Significant Investment in our Technology Platform.  We will continue to invest in building new software capabilities and extending our platform to bring the power of contextual communications to a broader range of applications, geographies and customers. We have a substantial research and development team, comprising approximately 46% of our headcount as of December 31, 2019.

•
Grow Our Developer Community and Accelerate Adoption.  We will continue to enhance our relationships with developers globally and seek to increase the number of developers on our platform. As of December 31, 2019, we had more than 179,000 Active Customer Accounts on our platform. In addition to adding new developers, we believe there is significant opportunity for revenue growth from developers who have already registered accounts with us but have not yet built their software applications with us, or whose applications are in their infancy and will grow with Twilio into an Active Customer Account.

•
Increase Our International Presence.  Our platform serves over 180 countries today, making it as simple to communicate from São Paulo as it is from San Francisco. Customers outside the United States are increasingly adopting our platform, and for the years ended December 31, 2019 and 2018, revenue from international customer accounts accounted for 29% and 25% of our total revenue, respectively. We are investing to meet the requirements of a broader range of global developers and enterprises. We plan to grow internationally by continuing to expand our operations outside of the United States and collaborating with international strategic partners.

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

•
Selectively Pursue Acquisitions and Strategic Investments.  We may selectively pursue acquisitions and strategic investments in businesses and technologies that strengthen our platform. From 2015 through 2019, we made several acquisitions which have allowed us to expand our platform and service offerings to include features such as a cloud-based API to seamlessly embed two-factor authentication and phone verification into any application, Web Real-Time-Communication ("Web RTC") media processing technologies, contact center analytics, software mobile network infrastructure and language recognition capabilities. In addition, our acquisition of SendGrid in February 2019 allowed us to add a leading e-mail API platform to our product offerings.
The Twilio Magic
We believe there's a unique spirit to Twilio, manifested in who we are and how we work together. These are the principles we use to build an impactful, high growth business while staying true to ourselves. Collectively, these principles guide how we act, how we make decisions, and how we win.
How We Act
Be an Owner.    Owners know their business, embracing the good news and the bad. Owners sweat the details and "pick up the trash." Owners think long term and spend money wisely.
Empower Others.    We believe that unleashing human potential—both inside and outside our company—is the key to our success. Be humble and realize it's not just about us. Invest in each other.
No Shenanigans.    Always act in an honest, direct and transparent way.
How We Make Decisions
Wear the Customer's Shoes.    Spend the time to deeply understand customers and solve problems from their perspective. Earn trust through every interaction.
Write It Down.    Our business is complex, so take the time to express yourself in prose—for your sake, and for the folks with whom you're collaborating.
Ruthlessly Prioritize.    Prioritization helps break down complex problems and provides clarity in the face of uncertainty. Decisions are progress, so make decisions with available information and keep learning.
How We Win
Be Bold.    We're driven by a hunger to build a meaningful and impactful company. Embrace crazy ideas and remember, every big idea starts small.
Be Inclusive.    To achieve our goals, we need a diverse set of voices in the room. Build diverse teams and seek out unique points of view.
Draw the Owl.    There's no instruction book, it's ours to write. Figure it out, ship it, and iterate. Invent the future, but don't wing it.
Don't Settle.    Expect the best from yourself and others, because there's no feeling greater than being proud of our work. Hire the best people for every role.
Twilio.org
We believe we can create greater social good through better communications. Through Twilio.org, which is a part of our company and not a separate legal entity, we donate and discount our products to nonprofits, who use our products to engage their audience, expand their reach and focus on making a meaningful change in the world. Twilio.org's mission is to fuel communications that give hope, power, and freedom with a 10-year goal to help one billion people every year. In 2015, we reserved 1% of our common stock to fund social impact at Twilio. In March 2019, we increased the Twilio.org share reserve by 203,658 shares to account for a similar program previously operated by SendGrid. Since 2015, Twilio.org has made several donations consistent with its philanthropic goals, which were treated as charitable contributions and recorded in general and administrative expenses in our consolidated statements of operations included elsewhere in this Annual Report on Form 10-K. As of December 31, 2019, the total remaining shares reserved for Twilio.org was 795,673.

Our Products
Solutions APIs
While developers can build a broad range of applications on our platform, certain use cases are more common. Our Solutions APIs build upon our Channel APIs to offer more fully implemented functionality for a specific purpose, such as two-factor authentication or a contact center, thereby saving developers significant time in building their applications.
Flex

Flex is a fully programmable cloud contact center platform designed to give businesses the ability to build and improve upon customer and agent experiences using tools and frameworks they are already familiar with. With Flex, customers can quickly deploy an omnichannel contact center platform and programmatically customize every element of the experience including the interface, communication channels, agent routing, and reporting to meet the unique needs of the business.
Account Security
Identity and communications are closely linked, and this is a critical business need for our customers. Using our two-factor authentication APIs, developers can add an extra layer of security to their applications with second-factor passwords sent to a user's phone via SMS, voice, email or push notifications. Our Account Security products include:

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
We charge on a per-seat or per-use basis for our Solutions APIs.
Channel APIs

Our Channel APIs consist of software for voice, messaging, video and email authentication that empower developers to build applications that can communicate with connected devices globally. We do not aim to provide complete business solutions; rather, our Channel APIs offer flexible building blocks that enable our customers to build what they need.
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
Programmable Messaging

Our Programmable Messaging software products allow developers to build solutions to send and receive messages globally, and incorporate advanced messaging functionality such as emoji, picture messaging and localized languages. Our customers use Programmable Messaging, through software controls, to power use cases, such as appointment reminders, delivery notifications, order confirmations and customer care. We offer core channels like SMS, Push and Chat; over-the-top channels like WhatsApp and Facebook Messenger; support for next-generation rich messaging like RCS Business Messaging; and over IP through our Android, iOS and JavaScript software development kits. Programmable Messaging includes:

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

•
Network Traversal.  Provide low-latency, cost-effective and reliable Session Traversal Utilities for Network Address Translation ("STUN") and Traversal Using Relay for Network Address Translation ("TURN") capabilities distributed across five continents. This functionality allows developers to initiate peer-to-peer video sessions across any internet-connected device globally.

We charge on a per-connected-endpoint, per-active-endpoint and per-gigabit basis for our Programmable Video products.

Email

Our email products serve as a digital communication platform that enables businesses to engage with their customers via email reliably and effectively, at scale. Businesses use our email products for both transactional and marketing emails. Transactional emails include shipping notifications, friend requests, password resets, and sign-up confirmations. Marketing emails include newsletters, advertising, announcements, and related communications to large audiences.

•	Integrations. Businesses can integrate our email API with multiple leading development frameworks and client libraries, including Node.js, Ruby, Python, Go, Hypertext Preprocessor, Java, and C#.

•	Internet Protocol ("IP"), Management. Domains and links can be customized, whether sending from shared IP address pools or a dedicated IP address, for improved reputation management and delivery.

•	Deliverability. Our custom Sender Policy Framework and DomainKeys Identified Mail record creation is designed to eliminate domain spoofing and phishing.

•	Mobile support. Our deep linking functionality enables email engagement for mobile apps.

•	Security. Our two-factor authentication, API key permissions, and IP Address Access Management helps enable secure management of our email API by our customers.
Super Network

Our Customer Engagement Platform is built on top of our Super Network, which powers Twilio’s global connectivity and is the foundation for our trusted communications platform. It is a global network of connections with numerous carriers globally to provide connectivity and phone numbers in approximately 100 countries. We do not own any physical network infrastructure. We use software to build a high performance network that optimizes performance for our customers, providing resiliency and redundancy to our platform, helping to minimize disruption from carrier delays or outages. The Super Network also contains a set of API's giving our customers access to more foundational components of our platform, like phone numbers and Session Initiation Protocol ("SIP") Trunking.

•	Phone Number Provisioning. Acquire local, national, mobile and/or toll-free phone numbers on demand in approximately 100 countries and connect them into the customers' applications.

•	Short Codes. A five to seven digit phone number in the United States, Canada and the United Kingdom used to send and receive a high-volume of messages per second.

•	Elastic SIP Trunking. Connect legacy voice applications to our Super Network over IP infrastructure with globally available phone numbers and pay-as-you-go pricing.

•	Interconnect. Connect privately to Twilio to enable enterprise grade security and quality of service for Twilio Voice and Elastic SIP Trunking.
We charge on a per-minute or per-phone-number basis for most of our Super Network products.
Our Employees
As of December 31, 2019, we had a total of 2,905 employees, including 720 employees located outside of the United States. None of our U.S. employees are represented by a labor union with respect to their employment. Employees in certain of our non-U.S. subsidiaries have the benefits of collective bargaining arrangements at the national level. We consider our relations with our employees to be good and have not experienced interruptions of operations or work stoppages due to labor disagreements.
Research and Development
Our research and development efforts are focused on building a trusted communications platform and enhancing our existing products and developing new products.
Our research and development organization is built around small development teams. Our small development teams foster greater agility, which enables us to develop new, innovative products and make rapid changes to our infrastructure that increase resiliency and operational efficiency. Our development teams designed, built and continue to expand our Customer Engagement Platform and Super Network.
As of December 31, 2019, we had 1,331 employees in our research and development organization. We intend to continue to invest in our research and development capabilities to extend our platform and bring the power of contextual communications to a broader range of applications, geographies and customers.
Sales and Marketing
Our sales and marketing teams work together closely to drive awareness and adoption of our platform, accelerate customer acquisition and generate revenue from customers.

Our go-to-market model is primarily focused on reaching and serving the needs of developers. We are a pioneer of developer evangelism and education and have cultivated a large global developer community. We reach developers through community events and conferences, including our annual SIGNAL customer and developer conference, to demonstrate how every developer can create differentiated applications incorporating communications using our products.
Once developers are introduced to our platform, we provide them with a low-friction trial experience. By accessing our easy-to-configure APIs, extensive self-service documentation and customer support team, developers can build our products into their applications and then test such applications during an initial free trial period that we provide. Once they have decided to use our products beyond the initial free trial period, customers provide their credit card information and only pay for the actual usage of our products, for a majority of our products. Our Flex contact center platform is generally offered on a per user, per month basis or on a usage basis per agent hour. Our email API is offered on a monthly subscription basis, while our Marketing Campaigns product is priced based on the number of email contacts stored on our platform and the number of monthly emails sent to those contacts through our email API. Our self-serve pricing matrix is publicly available and it allows for customers to receive automatic tiered discounts as their usage of our products increases. As customers' use of our products grows larger, some enter into negotiated contracts with terms that dictate pricing, and typically include some level of minimum revenue commitments. Historically, we have acquired the substantial majority of our customers through this self-service model. As customers expand their usage of our platform, our relationships with them often evolve to include business leaders within their organizations. Once our customers reach a certain spending level with us, we support them with account managers or customer success advocates to ensure their satisfaction and expand their usage of our products.
We also supplement our self-service model with a sales effort aimed at engaging larger potential customers and existing customers through a direct sales approach. To help increase our awareness in the enterprise, we have expanded our marketing efforts through programs like our Twilio Engage roadshow, where we seek to bring business leaders and developers together to discuss the future of customer engagement. We have developed products to support this effort as well, like the Twilio Enterprise Plan, which provides capabilities for advanced security, access management and granular administration. Our sales organization targets technical leaders and business leaders who are seeking to leverage software to drive competitive differentiation. As we educate these leaders on the benefits of developing applications incorporating our products to differentiate their business, they often consult with their developers regarding implementation. We believe that developers are often advocates for our products as a result of our developer-focused approach. Our sales organization includes sales development, inside sales, field sales and sales engineering personnel.
When potential customers do not have the available developer resources to build their own applications, we refer them to either our technology partners who embed our products in the solutions that they sell to other businesses (such as contact centers and sales force and marketing automation), or our consulting partners who provide consulting and development services for organizations that have limited software development expertise to build our platform into their software applications.
As of December 31, 2019, we had 1,205 employees in our sales and marketing organization.
Customer Support
We have designed our products and platform to be self-service and to require minimal customer support. To enable this, we provide all of our users with helper libraries, comprehensive documentation, how-tos and tutorials. We supplement and enhance these tools with the participation of our engaged developer community. In addition, we provide support options to address the individualized needs of our customers. All developers get free email-based support with API status notifications. Our developers can also engage with the broader Twilio community to resolve certain issues.
We also offer three paid tiers of email and phone support with increasing levels of availability and guaranteed response times. Our highest tier personalized plan is intended for our largest customers and includes guaranteed response times that vary based on the priority of the request, a dedicated support engineer, a duty manager and quarterly status review. Our support model is global, with 24x7 coverage and support offices located in the United States, the United Kingdom, Estonia and Singapore. We currently derive an insignificant amount of revenue from fees for customer support.
Competition
The market for Cloud Communications Platform is rapidly evolving and increasingly competitive. We believe that the principal competitive factors in our market are:

•	completeness of offering;

•	credibility with developers;

•	global reach;

•	ease of integration and programmability;

•	product features;

•	platform scalability, reliability, security and performance;

•	brand awareness and reputation;

•	the strength of sales and marketing efforts;

•	customer support; and,

•	the cost of deploying and using our products.
We believe that we compete favorably on the basis of the factors listed above. We believe that none of our competitors currently competes directly with us across all of our product offerings.
Our competitors fall into four primary categories:

•	legacy on-premises vendors, such as Avaya and Cisco;

•	regional network service providers that offer limited developer functionality on top of their own physical infrastructure;

•	smaller software companies that compete with portions of our product line; and,

•	software-as-a-service ("SaaS") companies and cloud platform vendors that offer prepackaged applications and platforms.
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
As of December 31, 2019, in the United States, we had been issued 131 patents, which expire between 2029 and 2037. As of such date, we also had 27 issued patents in foreign jurisdictions, all of which are related to U.S. patents and patent applications. We have also filed various applications for protection of certain aspects of our intellectual property in the United States and internationally. In addition, as of December 31, 2019, we had 32 trademarks registered in the United States and 163 trademarks registered in foreign jurisdictions.
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
Regulatory
We are subject to a number of U.S. federal and state and foreign laws and regulations that involve matters central to our business. These laws and regulations may involve privacy, data protection, intellectual property, competition, telecommunications, broadband, Voice over Internet Protocol ("VoIP"), consumer protection, export taxation or other subjects. Many of the laws and regulations to which we are subject are still evolving and being tested in courts and by regulatory authorities and could be interpreted in ways that could harm our business. In addition, the application and interpretation of these laws and regulations often are uncertain, particularly in the new and rapidly evolving industry in which we operate. Because U.S., federal, state and foreign laws and regulations have continued to develop and evolve rapidly, it is possible that we or our products or our platform may not be, or may not have been, compliant with each such applicable law or regulation.
For example, GDPR, which took full effect on May 25, 2018, enhanced data protection obligations for businesses and requires service providers (data processors) processing personal data on behalf of customers to cooperate with European data protection authorities, implement security measures and keep records of personal data processing activities. Noncompliance with the GDPR can trigger fines equal to the greater of € 20 million or 4% of global annual revenue. Given the breadth and depth of changes in data protection obligations, meeting the requirements of GDPR has required significant time and resources, including a review of our technology and systems currently in use against the requirements of GDPR. We have taken steps to comply with GDPR, including integrating GDPR-compliant privacy protections into our products and platform, commercial agreements and record-keeping practices to help us and our customers meet the compliance obligations of GDPR. However, additional EU laws and regulations (and member states' implementations thereof) further govern the protection of consumers and of electronic communications. If our efforts to comply with GDPR or other applicable U.S., federal, state or foreign laws and regulations are not successful, we may be subject to penalties and fines that would adversely impact our business and results of operations, and our ability to conduct business in the EU or other regions could be significantly impaired.
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
Corporate Information
Twilio Inc. was incorporated in Delaware in March 2008. Our principal executive offices are located at 101 Spear Street, First Floor, San Francisco, California 94105, and our telephone number is (415) 390-2337. Our website address is www.twilio.com. Information contained on, or that can be accessed through, our website does not constitute part of this Annual Report on Form 10-K.
Twilio, the Twilio logo and other trademarks or service marks of Twilio appearing in this Annual Report on Form 10-K are the property of Twilio. Trade names, trademarks and service marks of other companies appearing in this Annual Report on Form 10-K are the property of their respective holders.
Information about Geographic Revenue
Information about geographic revenue is set forth in Note 11 of our Notes to our Consolidated Financial Statements included in Part II, Item 8, "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.
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
Item 1A. Risk Factors
A description of the risks and uncertainties associated with our business is set forth below. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Annual Report on Form 10-K, including Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. The risks and uncertainties described below may not be the only ones we face. If any of the risks actually occur, our business, financial condition, results of operations and prospects could be materially and adversely affected. In that event, the market price of our Class A common stock could decline.
Risks Related to Our Business and Our Industry
The market for our products and platform is new and unproven, may decline or experience limited growth and is dependent in part on developers continuing to adopt our platform and use our products.
We were founded in 2008, and we have been developing and providing a cloud‑based platform that enables developers and organizations to integrate voice, messaging, video and email communications capabilities into their software applications. This market is relatively new and unproven and is subject to a number of risks and uncertainties. We believe that our revenue currently constitutes a significant portion of the total revenue in this market, and therefore, we believe that our future success will depend in large part on the growth, if any, of this market. The utilization of APIs by developers and organizations to build communications functionality into their applications is still relatively new, and developers and organizations may not recognize the need for, or benefits of, our products and platform. Moreover, if they do not recognize the need for and benefits of our products and platform, they may decide to adopt alternative products and services to satisfy some portion of their business needs. In order to grow our business and extend our market position, we intend to focus on educating developers and other potential customers about the benefits of our products and platform, expanding the functionality of our products and bringing new technologies to market to increase market acceptance and use of our platform. Our ability to expand the market that our products and platform address depends upon a number of factors, including the cost, performance and perceived value associated with such products and platform. The market for our products and platform could fail to grow significantly or there could be a reduction in demand for our products as a result of a lack of developer acceptance, technological challenges, competing products and services, decreases in spending by current and prospective customers, weakening economic conditions and other causes. If our market does not experience significant growth or demand for our products decreases, then our business, results of operations and financial condition could be adversely affected.
We have experienced rapid growth and expect our growth to continue, and if we fail to effectively manage our growth, then our business, results of operations and financial condition could be adversely affected.
We have experienced substantial growth in our business since inception. For example, our headcount has grown from 1,440 employees on December 31, 2018 to 2,905 employees on December 31, 2019. In addition, we are rapidly expanding our international operations. Our international headcount grew from 351 employees as of December 31, 2018 to 720 employees as of December 31, 2019. We expect to continue to expand our international operations in the future. We have also experienced significant growth in the number of customers, usage and amount of data that our platform and associated infrastructure support. This growth has placed and may continue to place significant demands on our corporate culture, operational infrastructure and management.
We believe that our corporate culture has been a critical component of our success. We have invested substantial time and resources in building our team and nurturing our culture. As we expand our business in the U.S. and non-U.S. regions and mature as a public company, we may find it difficult to maintain our corporate culture while managing this growth. Any failure to manage our anticipated growth and organizational changes in a manner that preserves the key aspects of our culture could hurt our chance for future success, including our ability to recruit and retain personnel, and effectively focus on and pursue our corporate objectives. This, in turn, could adversely affect our business, results of operations and financial condition.

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
Our results of operations, including the levels of our revenue, cost of revenue, gross margin and operating expenses, have fluctuated from quarter to quarter in the past and may continue to vary significantly in the future. These fluctuations are a result of a variety of factors, many of which are outside of our control, may be difficult to predict and may or may not fully reflect the underlying performance of our business. If our quarterly results of operations or forward-looking quarterly and annual financial guidance fall below the expectations of investors or securities analysts, then the trading price of our Class A common stock could decline substantially. Some of the important factors that may cause our results of operations to fluctuate from quarter to quarter include:

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

•	the number of new employees;

•	changes in network service provider fees that we pay in connection with the delivery of communications on our platform;

•	changes in cloud infrastructure fees that we pay in connection with the operation of our platform;

•	changes in our pricing as a result of our optimization efforts or otherwise;

•	reductions in pricing as a result of negotiations with our larger customers;

•	the rate of expansion and productivity of our sales force, including our enterprise sales force, which has been a focus of our recent expansion efforts;

•	changes in the size and complexity of our customer relationships;

•	the length and complexity of the sales cycle for our services, especially for sales to larger enterprises, government and regulated organizations;

•	change in the mix of products that our customers use;

•	change in the revenue mix of U.S. and international products;

•
the amount and timing of operating costs and capital expenditures related to the operations and expansion of our business, including investments in our international expansion, additional systems and processes and research and development of new products and services;

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

•	changes in foreign currency exchange rates and our ability to effectively hedge our foreign currency exposure;

•	extraordinary expenses such as litigation or other dispute‑related settlement payments;

•	sales tax and other tax determinations by authorities in the jurisdictions in which we conduct business;

•	the impact of new accounting pronouncements;

•	expenses in connection with mergers, acquisitions or other strategic transactions and the follow-on costs of integration;

•	our ability to realize the anticipated benefits from the acquisition of SendGrid, including the ability to retain SendGrid customers and to cross-sell additional products; and

•	fluctuations in stock‑based compensation expense.
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
We have incurred net losses in each year since our inception, including net losses of $307.1 million, $121.9 million and $63.7 million in the years ended December 31, 2019, 2018 and 2017, respectively. We had an accumulated deficit of $678.8 million as of December 31, 2019. We expect to continue to expend substantial financial and other resources on, among other things:

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
As we seek to increase the adoption of our products by enterprises, including products like Flex, which is primarily aimed at complex contact center implementations at larger companies, we expect to incur higher costs and longer sales cycles. In the enterprise market segment, the decision to adopt our products may require the approval of multiple technical and business decision makers, including legal, security, compliance, procurement, operations and IT. In addition, while enterprise customers may quickly deploy our products on a limited basis, before they will commit to deploying our products at scale, they often require extensive education about our products and significant customer support time, engage in protracted pricing negotiations and seek to secure readily available development resources. In addition, sales cycles for enterprises are inherently more complex and less predictable than the sales through our self‑service model, and some enterprise customers may not use our products enough to generate revenue that justifies the cost to obtain such customers. In addition, these complex and resource intensive sales efforts could place additional strain on our product and engineering resources. Further, enterprises, including some of our customers, may choose to develop their own solutions that do not include our products. They also may demand reductions in pricing as their usage of our products increases, which could have an adverse impact on our gross margin. As a result of our limited experience selling and marketing to enterprises, our efforts to sell to these potential customers may not be successful. If we are unable to increase the revenue that we derive from enterprises, then our business, results of operations and financial condition may be adversely affected.
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
The substantial majority of the services we use from AWS are for cloud‑based server capacity and, to a lesser extent, storage and other optimization offerings. AWS enables us to order and reserve server capacity in varying amounts and sizes distributed across multiple regions. We access AWS infrastructure through standard IP connectivity. AWS provides us with computing and storage capacity pursuant to an agreement that continues until terminated by either party. AWS may terminate the agreement for cause upon notice and upon our failure to cure a breach within 30 days from the date of such notification. Although we expect that we could receive similar services from other third parties, if any of our arrangements with AWS are terminated, we could experience interruptions on our platform and in our ability to make our products available to customers, as well as delays and additional expenses in arranging alternative cloud infrastructure services.
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

To deliver our products, we rely on network service providers and internet service providers for our network service and connectivity and disruption or deterioration in the quality of these services could adversely effect our business, results of operations and financial condition.
We currently interconnect with network service providers around the world to enable the use by our customers of our products over their networks. Although we are in the process of acquiring authorization in many countries for direct access to phone numbers, we expect that we will continue to rely on network service providers for these services. Where we don't have direct access to phone numbers, our reliance on network service providers has reduced our operating flexibility, ability to make timely service changes and control quality of service. In addition, the fees that we are charged by network service providers may change daily or weekly, while we do not typically change our customers’ pricing as rapidly.
At times, network service providers have instituted additional fees due to regulatory, competitive or other industry related changes that increase our network costs. For example, in February 2020, a major U.S. mobile carrier introduced a new Application to Person (A2P) SMS service offering that adds a new fee for A2P SMS messages delivered to its subscribers. We expect other U.S. mobile carriers to follow suit. While we have historically responded to these types of fee increases through a combination of further negotiating efforts with our network service providers, absorbing the increased costs or changing our prices to customers, there is no guarantee that we will continue to be able to do so in the future without a material negative impact to our business. In the case of this new A2P SMS fee, we are passing these fees on to our customers who are sending SMS messages to this carrier’s subscribers. This is expected to increase our revenue and cost of revenue, but it is not expected to impact the gross profit dollars received for sending these messages. However, mathematically this would still have a negative impact on our gross margins. Additionally, our ability to respond to any new fees may be constrained if all network service providers in a particular market impose equivalent fee structures, if the magnitude of the fees is disproportionately large when compared to the underlying prices paid by our customers, or if the market conditions limit our ability to increase the price we charge our customers.
Furthermore, many of these network service providers do not have long‑term committed contracts with us and may interrupt services or terminate their agreements with us without notice. If a significant portion of our network service providers stop providing us with access to their infrastructure, fail to provide these services to us on a cost‑effective basis, cease operations, or otherwise terminate these services, the delay caused by qualifying and switching to other network service providers could be time consuming and costly and could adversely affect our business, results of operations and financial condition. Further, if problems occur with our network service providers, it may cause errors or poor quality communications with our products, and we could encounter difficulty identifying the source of the problem. The occurrence of errors or poor quality communications on our products, whether caused by our platform or a network service provider, may result in the loss of our existing customers or the delay of adoption of our products by potential customers and may adversely affect our business, results of operations and financial condition.
We also interconnect with internet service providers around the world to enable the use of our email products by our customers, and we expect that we will continue to rely on internet service providers for network connectivity going forward. Our reliance on internet service providers reduces our control over quality of service and exposes us to potential service outages and rate fluctuations. If a significant portion of our internet service providers stop providing us with access to their network infrastructure, fail to provide access on a cost-effective basis, cease operations, or otherwise terminate access, the delay caused by qualifying and switching to other internet service providers could be time consuming and costly and could adversely affect our business, results of operations, and financial condition.
Our future success depends in part on our ability to drive the adoption of our products by international customers.
In the years ended December 31, 2019, 2018 and 2017, we derived 29%, 25% and 23% of our revenue, respectively, from customer accounts located outside the United States. The future success of our business will depend, in part, on our ability to expand our customer base worldwide. While we have been rapidly expanding our sales efforts internationally, our experience in selling our products outside of the United States is limited. Furthermore, our developer‑first business model may not be successful or have the same traction outside the United States. As a result, our investment in marketing our products to these potential customers may not be successful. If we are unable to increase the revenue that we derive from international customers, then our business, results of operations and financial condition may be adversely affected.
We are in the process of expanding our international operations, which exposes us to significant risks.
We are continuing to expand our international operations to increase our revenue from customers outside of the United States as part of our growth strategy. Between December 31, 2018 and December 31, 2019, our international headcount grew from 351 employees to 720 employees. We expect to open additional international offices and hire employees to work at these offices in order to reach new customers and gain access to additional technical talent. Operating in international markets requires significant resources and management attention and will subject us to regulatory, economic and political risks in addition to those we already face in the United States. Because of our limited experience with international operations or with developing and managing sales in international markets, our international expansion efforts may not be successful.
In addition, we will face risks in doing business internationally that could adversely affect our business, including:

•
exposure to political developments in the United Kingdom (“U.K.”), including the departure of the U.K. from the European Union ("EU") ("Brexit"), which has created an uncertain political and economic environment, instability for businesses, volatility in global financial markets and the value of foreign currencies, all of which could disrupt trade, the sale of our services and the mobility of our employees and contractors between the United Kingdom, EU and other jurisdictions. Any long–term impact from Brexit on our business and operations will depend, in part, on the outcome of the U.K.'s negotiations on tariffs, tax treaties, trade, regulatory, and other matters and may require us to expend significant time and expense to make adjustments to our business and operations.

•
the difficulty of managing and staffing international operations and the increased operations, travel, infrastructure and legal compliance costs associated with servicing international customers and operating numerous international locations;

•	our ability to effectively price our products in competitive international markets;

•	new and different sources of competition or other changes to our current competitive landscape;

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

•	potentially greater difficulty collecting accounts receivable and longer payment cycles;

•	higher or more variable network service provider fees outside of the United States;

•	the need to adapt and localize our products for specific countries;

•	the need to offer customer support in various languages;

•	difficulties in understanding and complying with local laws, regulations and customs in non-U.S. jurisdictions;

•	export controls and economic sanctions administered by the Department of Commerce Bureau of Industry and Security and the Treasury Department’s Office of Foreign Assets Control;

•	compliance with various anti‑bribery and anti‑corruption laws such as the Foreign Corrupt Practices Act and United Kingdom Bribery Act of 2010;

•	changes in international trade policies, tariffs and other non‑tariff barriers, such as quotas and local content rules;

•	more limited protection for intellectual property rights in some countries;

•	adverse tax consequences;

•
fluctuations in currency exchange rates, which could increase the price of our products outside of the United States, increase the expenses of our international operations and expose us to foreign currency exchange rate risk;

•	currency control regulations, which might restrict or prohibit our conversion of other currencies into U.S. dollars;

•	restrictions on the transfer of funds;

•	deterioration of political relations between the United States and other countries;

•	the impact of natural disasters and public health epidemics on employees, contractors, customers, partners, travel and the global economy; and

•	political or social unrest or economic instability in a specific country or region in which we operate, which could have an adverse impact on our operations in that location.
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
We and our customers that use our products may be subject to privacy‑ and data protection‑related laws and regulations that impose obligations in connection with the collection, processing and use of personal data, financial data, health or other similar data. The U.S. federal and various state and foreign governments have adopted or proposed limitations on, or requirements regarding, the collection, distribution, use, security and storage of personal data of individuals. The U.S. Federal Trade Commission and numerous state attorneys general are applying federal and state consumer protection laws to impose standards on the online collection, use and dissemination of data, and to the security measures applied to such data.
Similarly, many foreign countries and governmental bodies, including the EU member states, have laws and regulations concerning the collection and use of personal data obtained from individuals located in the EU or by businesses operating within their jurisdiction, which are often more restrictive than those in the United States. Laws and regulations in these jurisdictions apply broadly to the collection, use, storage, disclosure and security of personal data that identifies or may be used to identify an individual, such as names, telephone numbers, email addresses and, in some jurisdictions, IP addresses and other online identifiers.
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
We have in the past relied on the EU‑U.S. and the Swiss‑U.S. Privacy Shield frameworks approved by the European Commission in July 2016 and the Swiss Government in January 2017, respectively, which were designed to allow U.S. corporations to self‑certify to the U.S. Department of Commerce and publicly commit to comply with the Privacy Shield requirements to freely import personal data from the EU and Switzerland. However, ongoing legal challenges to these frameworks has resulted in some uncertainty as to their validity. While our Binding Corporate Rules, approved in May 2018, now serve as our primary mechanism to legitimize data transfers from the European Economic Area, we may nonetheless experience hesitancy, reluctance, or refusal by European or multinational customers to continue to use our services due to the potential risk exposure to such customers as a result of a European Union Court of Justice ruling negatively impacting the Privacy Shield frameworks. We and our customers are at risk of enforcement actions taken by an EU data protection authority until such point in time that we are able to ensure that all data transfers to us from the European Economic Area are legitimized.

In addition, as the United Kingdom transitions out of the EU, we may encounter additional complexity with respect to data privacy and data transfers to and from the U.K.
Furthermore, outside of the EU, we continue to see increased regulation of data privacy and security, including the adoption of more stringent subject matter specific state laws in the United States. For example, on July 8, 2019, Brazil enacted the General Data Protection Law (Lei Geral de Proteção de Dados Pessoais) (Law No. 13,709/2018) ("LGPD") regulating the processing of personal data, which will take effect in August 2020. Also, on June 28, 2018, California enacted the California Consumer Privacy Act ("CCPA"), which took effect on January 1, 2020. The CCPA gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. The CCPA may increase our compliance costs and potential liability. Some observers have noted that the CCPA could mark the beginning of a trend toward more stringent state privacy legislation in the U.S., which could increase our potential liability and adversely affect our business.
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
Any failure or perceived failure by us, our products or our platform to comply with new or existing U.S., EU or other foreign privacy or data security laws, regulations, policies, industry standards or legal obligations, or any security incident that results in the unauthorized access to, or acquisition, release or transfer of, personal data or other customer data may result in governmental investigations, inquiries, enforcement actions and prosecutions, private litigation, fines and penalties, adverse publicity or potential loss of business. For example, in February 2016, a putative class action complaint was filed in the Alameda County Superior Court in California and alleged that our products permitted the interception, recording and disclosure of communications at certain of our customers' request in a manner that violated the California Invasion of Privacy Act. This litigation has now settled, but actions in the future could lead to similar claims and include damages and related penalties that could divert management’s attention and resources, as well as adversely affect our brand, business, results of operations and financial condition.
Certain of our products are subject to telecommunications‑related regulations, and future legislative or regulatory actions could adversely affect our business, results of operations and financial condition.

As a provider of communications products, we are subject to existing or potential Federal Communications Commission (“FCC”) regulations relating to privacy, telecommunications, consumer protection and other requirements. In addition, classification of our voice communications products as telecommunications or interconnected VoIP services or the extension of telecommunications regulations to our non-interconnected VoIP services could result in additional federal and state regulatory obligations. If we do not comply with FCC rules and regulations, we could be subject to FCC enforcement actions, fines, loss of licenses and possibly restrictions on our ability to operate or offer certain of our products. Any enforcement action by the FCC, which may be a public process, would hurt our reputation in the industry, could erode customer trust, possibly impair our ability to sell our products to customers and could adversely affect our business, results of operations and financial condition.
Our products are subject to a number of FCC regulations and laws that are administered by the FCC. Among others, we must comply (in whole or in part) with:

•	the Communications Act of 1934, as amended, which regulates communications services and the provision of such services;

•	the Telephone Consumer Protection Act, which limits the use of automatic dialing systems, artificial or prerecorded voice messages, SMS text messages and fax machines;

•	the Communications Assistance for Law Enforcement Act (“CALEA”), which requires covered entities to assist law enforcement in undertaking electronic surveillance;

•	requirements to safeguard the privacy of certain customer information;

•	payment of annual FCC regulatory fees and taxes based on our interstate and international revenues;

•	rules pertaining to access to our services by people with disabilities and contributions to the Telecommunications Relay Services fund; and

•	FCC rules regarding the use of customer proprietary network information.
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
Our international operations are subject to country‑specific governmental regulation and related actions that have increased and may continue to increase our costs or impact our products and platform or prevent us from offering or providing our products in certain countries. Moreover, the regulation of communications platform-as-a-service ("CPaaS") companies like us is continuing to evolve internationally and many existing regulations may not fully contemplate the CPaaS business model or how they fit into the communications regulatory framework. As a result, interpretation and enforcement of regulations often involve significant uncertainties. Regulators could claim that our products or services are subject to licensing and communications regulatory requirements and could increase the level of scrutiny and enforcement they apply. Future legislative, regulatory or judicial actions impacting CPaaS services could also increase the cost and complexity of compliance and expose us to liability. For example, in some countries, we are not considered a regulated telecommunications business subject to regulations surrounding payment into universal service funds and provision of emergency services but in other countries the provision of VoIP services may be a regulated telecommunications business. Certain of our products may be used by customers located in countries where voice and other forms of IP communications may be illegal or require special licensing or in countries on a U.S. embargo list. Even where our products are reportedly illegal or become illegal or where users are located in an embargoed country, users in those countries may be able to continue to use our products in those countries notwithstanding the illegality or embargo. We may be subject to penalties or governmental action if consumers continue to use our products in countries where it is illegal to do so or if we use a local partner to provide services in a country and the local partner does not comply with applicable governmental regulations. Any such penalties or governmental action may be costly and may harm our business and damage our brand and reputation. We may be required to incur additional expenses to meet applicable international regulatory requirements or be required to raise the prices of services, or restructure or discontinue those services if required by law or if we cannot or will not meet those requirements. Any of the foregoing could adversely affect our business, results of operations and financial condition.
If we are unable to obtain or retain geographical, regional, local or toll‑free numbers, or to effectively process requests to port such numbers in a timely manner due to industry regulations, our business and results of operations may be adversely affected.
Our future success depends in part on our ability to obtain allocations of geographical, regional, local and toll‑free direct inward dialing numbers (“DIDs”), in the United States and foreign countries at a reasonable cost and without overly burdensome restrictions. Our ability to obtain allocations of, assign and retain DIDs depends on factors outside of our control, such as applicable regulations, the practices of authorities that administer national numbering plans or of network service providers from whom we can provision DIDs, such as offering DIDs with conditional minimum volume call level requirements, the cost of these DIDs and the level of overall competitive demand for new DIDs.
In addition, in order to obtain allocations of, assign and retain telephone numbers in the European Union or certain other regions, we are often required to be licensed by local telecommunications regulatory authorities, some of which have been increasingly monitoring and regulating the categories of phone numbers that are eligible for provisioning to our customers. We have obtained licenses, and are in the process of obtaining licenses in various countries in which we do business, but in some countries, the regulatory regime around provisioning of phone numbers is unclear, subject to change over time, and sometimes may conflict from jurisdiction to jurisdiction. Furthermore, these regulations and governments’ approach to their enforcement, as well as our products and services, are still evolving and we may be unable to maintain compliance with applicable regulations, or enforce compliance by our customers, on a timely basis or without significant cost. Also, compliance with these types of regulation may require changes in products or business practices that result in reduced revenue. If we or our customers use phone numbers in these countries in a manner that violates applicable rules and regulations, we may also be subject to significant penalties or governmental action, including government‑initiated audits and, in extreme cases, may be precluded from doing business in that particular country. In the event of such non‑compliance, we may be forced to reclaim phone numbers from our customers, which could result in loss of customers, breach of contract claims, loss of revenue, reputational harm, and erosion of customer trust, all of which could have a material adverse effect on our business, results of operations and financial condition.

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
We depend upon our IT systems to conduct virtually all of our business operations, ranging from our internal operations and research and development activities to our marketing and sales efforts and communications with our customers and business partners. Individuals or entities may attempt to penetrate our network security, or that of our platform, and to cause harm to our business operations, including by misappropriating our proprietary information or that of our customers, employees and business partners or to cause interruptions of our products and platform. In particular, cyberattacks and other malicious internet-based activity continue to increase in frequency and in magnitude generally, and cloud-based companies have been targeted in the past. In addition to threats from traditional computer hackers, malicious code (such as malware, viruses, worms, and ransomware), employee theft or misuse, password spraying, phishing, credential stuffing, and denial-of-service attacks, we also face threats from sophisticated organized crime, nation-state, and nation-state supported actors who engage in attacks (including advanced persistent threat intrusions) that add to the risk to our systems (including those hosted on AWS or other cloud services), internal networks, our customers’ systems and the information that they store and process. While we devote significant financial and personnel resources to implement and maintain security measures, because the techniques used by such individuals or entities to access, disrupt or sabotage devices, systems and networks change frequently and may not be recognized until launched against a target, we may be required to make further investments over time to protect data and infrastructure as cybersecurity threats develop, evolve and grow more complex over time. We may also be unable to anticipate these techniques, and we may not become aware in a timely manner of such a security breach, which could exacerbate any damage we experience. Additionally, we depend upon our employees and contractors to appropriately handle confidential and sensitive data, including customer data, and to deploy our IT resources in a safe and secure manner that does not expose our network systems to security breaches or the loss of data. Any data security incidents, including internal malfeasance or inadvertent disclosures by our employees or a third party's fraudulent inducement of our employees to disclose information, unauthorized access or usage, virus or similar breach or disruption of us or our service providers, such as AWS, could result in loss of confidential information, damage to our reputation, erosion of customer trust, loss of customers, litigation, regulatory investigations, fines, penalties and other liabilities. Accordingly, if our cybersecurity measures or those of AWS or our service providers, fail to protect against unauthorized access, attacks (which may include sophisticated cyberattacks), compromise or the mishandling of data by our employees and contractors, then our reputation, customer trust, business, results of operations and financial condition could be adversely affected. While we maintain errors, omissions, and cyber liability insurance policies covering certain security and privacy damages, we cannot be certain that our existing insurance coverage will continue to be available on acceptable terms or will be available in sufficient amounts to cover the potentially significant losses that may result from a security incident or breach or that the insurer will not deny coverage as to any future claim.
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
In the years ended December 31, 2019, 2018 and 2017, our 10 largest Active Customer Accounts, which consisted of both Base and Variable Customers, generated an aggregate of 13%, 18% and 19% of our revenue, respectively. A significant portion of our revenue comes from a Variable Customer, WhatsApp.
In the years ended December 31, 2019, 2018 and 2017, WhatsApp accounted for 5%, 7% and 6% of our revenue, respectively. WhatsApp uses our Programmable Voice products and Programmable Messaging products in its applications to verify new and existing users on its service. Our Variable Customer Accounts, including WhatsApp, do not have long‑term contracts with us and may reduce or fully terminate their usage of our products at any time without notice, penalty or termination charges. In addition, the usage of our products by WhatsApp and other Variable Customer Accounts may change significantly between periods.
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

Failure to set optimal prices for our products could adversely impact our business, results of operations and financial condition.
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
There is considerable patent and other intellectual property development activity in our industry. Our future success depends, in part, on not infringing the intellectual property rights of others and we may be unaware of the intellectual property rights of others that may cover some or all of our technology. Our competitors or other third parties have claimed and may, in the future, claim that our products or platform and underlying technology are infringing upon their intellectual property rights, and we may be found to be infringing upon such rights. For example, Telesign Corporation (“Telesign”) sued Twilio in 2015 and 2016 alleging that we are infringing four U.S. patents that it holds: U.S. Patent No. 7,945,034 (“034”), U.S. Patent No. 8,462,920 (“920”), U.S. Patent No. 8,687,038 (“038”), and U.S. Patent No. 9,300,792 (“792”). The patent infringement allegations in the lawsuit relate to the Company’s two‑factor authentication use case, Authy, and an API tool to find information about a phone number. On October 19, 2018, a United States District Court in the Northern District of California entered judgment in our favor on all asserted claims. Telesign appealed, and the Court of Appeals for the Federal Circuit affirmed the judgment in the Company’s favor on January 9, 2020. Telesign has not indicated whether it will further appeal. See the section titled “Item 1. Legal Proceedings.” We intend to vigorously defend ourselves against such lawsuits and believe we have meritorious defenses to matters in which we are a defendant. During the course of these lawsuits, there may be announcements of the results of hearings and motions and other interim developments related to the litigation. If securities analysts or investors regard these announcements as negative, the trading price of our Class A common stock may decline.
In the future, we may also introduce or acquire new products or technologies, including in areas where we historically have not participated in, which could increase our exposure to intellectual property claims. Any claims or litigation could cause us to incur significant expenses and, if successfully asserted against us, could require that we pay substantial damages or ongoing royalty payments, prevent us from offering our products, or require that we comply with other unfavorable terms. We may also be obligated to indemnify our customers or business partners in connection with any such litigation and to obtain licenses or modify our products or platform, which could further exhaust our resources. Litigation is inherently uncertain and even if we were to prevail in the event of claims or litigation against us, any claim or litigation regarding intellectual property could be costly and time‑consuming and divert the attention of our management and other employees from our business. Patent infringement, trademark infringement, trade secret misappropriation and other intellectual property claims and proceedings brought against us, whether successful or not, could harm our brand, business, results of operations and financial condition.
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
Our success depends, in part, on our ability to protect our brand and the proprietary methods and technologies that we develop under patent and other intellectual property laws in the U.S. and in non-U.S. jurisdictions so that we can prevent others from using our inventions and proprietary information. As of December 31, 2019, in the United States, we had been issued 131 patents, which expire between 2029 and 2037. As of such date, we also had 27 issued patents in non-U.S. jurisdictions, all of which are related to U.S. patents and patent applications. We have also filed various applications for protection of certain aspects of our intellectual property in the United States and internationally. There can be no assurance that additional patents will be issued or that any patents that have been issued or that may be issued in the future will provide significant protection for our intellectual property. As of December 31, 2019, we had 32 registered trademarks in the United States and 163 registered trademarks in non-U.S. jurisdictions. If we fail to protect our intellectual property rights adequately, our competitors might gain access to our technology and our business, results of operations and financial condition may be adversely affected.
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

Any acquisition, investment or business relationship may result in unforeseen operating difficulties and expenditures. In particular, we may encounter difficulties or delays in assimilating or integrating the businesses, technologies, products, personnel or operations of the acquired companies, particularly if the key personnel of the acquired company choose not to work for us, their products or services are not easily adapted to work with our platform, or we have difficulty retaining the customers of any acquired business due to changes in ownership, management or otherwise. In addition, we may discover liabilities or deficiencies associated with the assets or companies we acquire or ineffective or inadequate controls, procedures or policies at an acquired business that were not identified in advance, any of which could result in significant unanticipated costs. Acquisitions also may disrupt our business, divert our resources or require significant management attention that would otherwise be available for development of our existing business. Moreover, the anticipated benefits of any acquisition, investment or business relationship may not be realized or we may be exposed to unknown risks or liabilities.
Negotiating these transactions can be time consuming, difficult and expensive, and our ability to complete these transactions may often be subject to approvals that are beyond our control. Consequently, these transactions, even if announced, may not be completed. For one or more of those transactions, we may:

•	issue additional equity securities that would dilute our existing stockholders;

•	use cash that we may need in the future to operate our business;

•	incur large charges or substantial liabilities;

•	incur debt on terms unfavorable to us or that we are unable to repay;

•	encounter difficulties retaining key employees of the acquired company or integrating diverse software codes or business cultures;

•	encounter difficulties retaining the acquired company's customers; or

•	become subject to adverse tax consequences, substantial depreciation, or deferred compensation charges.
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
The actual or perceived improper sending of text messages or voice calls may subject us to potential risks, including liabilities or claims relating to consumer protection laws and regulatory enforcement, including fines. For example, the Telephone Consumer Protection Act of 1991 restricts telemarketing and the use of automatic SMS text messages without explicit customer consent. This has resulted in civil claims against our company and requests for information through third‑party subpoenas. The scope and interpretation of the laws that are or may be applicable to the delivery of text messages or voice calls are continuously evolving and developing. If we do not comply with these laws or regulations or if we become liable under these laws or regulations due to the failure of our customers to comply with these laws by obtaining proper consent, we could face direct liability.
Moreover, despite our ongoing and substantial efforts to limit such use, certain customers may use our platform to transmit unauthorized, offensive or illegal messages, calls, spam, phishing scams, and website links to harmful applications, reproduce and distribute copyrighted material or the trademarks of others without permission, and report inaccurate or fraudulent data or information. These issues also arise with respect to a portion of those users who use our platform on a free trial basis or upon initial use. These actions are in violation of our policies, in particular, our Acceptable Use Policy. However, our efforts to defeat spamming attacks, illegal robocalls and other fraudulent activity will not prevent all such attacks and activity. Such use of our platform could damage our reputation and we could face claims for damages, regulatory enforcement, copyright or trademark infringement, defamation, negligence, or fraud. Moreover, our customers’ and other users’ promotion of their products and services through our platform might not comply with federal, state, and foreign laws. We rely on contractual representations made to us by our customers that their use of our platform will comply with our policies and applicable law, including, without limitation, our email and messaging policies. Although we retain the right to verify that customers and other users are abiding by certain contractual terms, our Acceptable Use Policy and our email and messaging policies and, in certain circumstances, to review their email and distribution lists, our customers and other users are ultimately responsible for compliance with our policies, and we do not systematically audit our customers or other users to confirm compliance with our policies. We cannot predict whether our role in facilitating our customers’ or other users’ activities would expose us to liability under applicable law. Even if claims asserted against us do not result in liability, we may incur substantial costs in investigating and defending such claims. If we are found liable for our customers’ or other users’ activities, we could be required to pay fines or penalties, redesign business methods or otherwise expend resources to remedy any damages caused by such actions and to avoid future liability.
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

We rely on hosted SaaS technologies from third parties in order to operate critical internal functions of our business, including enterprise resource planning, customer support and customer relations management services. If these services become unavailable due to extended outages or interruptions, or because they are no longer available on commercially reasonable terms or prices, our expenses could increase. As a result, our ability to manage our operations could be interrupted and our processes for managing our sales process and supporting our customers could be impaired until equivalent services, if available, are identified, obtained and implemented, all of which could adversely affect our business, results of operations and financial condition.
We may have additional tax liabilities, which could harm our business, results of operations and financial condition.
Significant judgments and estimates are required in determining our provision for income taxes and other tax liabilities. Our tax expense may be impacted, for example, if tax laws change or are clarified to our detriment or if tax authorities successfully challenge the tax positions that we take, such as, for example, positions relating to the arms‑length pricing standards for our intercompany transactions and our state sales and use tax positions. In determining the adequacy of income taxes, we assess the likelihood of adverse outcomes that could result if our tax positions were challenged by the Internal Revenue Service (“IRS”), and other tax authorities. Should the IRS or other tax authorities assess additional taxes as a result of examinations, we may be required to record charges to operations that could adversely affect our results of operations and financial condition. We are currently in discussions with certain states regarding prior state sales taxes that we may owe. We have reserved $27.0 million on our December 31, 2019 balance sheet for these tax payments. The actual exposure could differ materially from our current estimates, and if the actual payments we make to these and other states exceed the accrual in our balance sheet, our results of operations would be harmed.
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
As of December 31, 2019, we had federal, state and foreign net operating loss carryforwards (“NOLs”), of $1,159.3 million, $630.2 million and $13.8 million, respectively, due to prior period losses. In the year ended December 31, 2019, as a result of our SendGrid acquisition, we assumed a $56.2 million deferred tax liability, as described in Notes 6 and 16 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K. In general, under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), a corporation that undergoes an “ownership change” (generally defined as a greater than 50‑percentage‑point cumulative change (by value) in the equity ownership of certain stockholders over a rolling three‑year period) is subject to limitations on its ability to utilize its pre‑change NOLs to offset post‑change taxable income. Our existing NOLs may be subject to limitations arising from previous ownership changes, and if we undergo an ownership change in the future, our ability to utilize NOLs could be further limited by Section 382 of the Code. Future changes in our stock ownership, some of which may be outside of our control, could result in an ownership change under Section 382 of the Code.
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
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities and equity, and the amount of revenue and expenses that are not readily apparent from other sources. Assumptions and estimates used in preparing our consolidated financial statements include those related to revenue recognition and business combinations. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of securities analysts and investors, resulting in a decline in the trading price of our Class A common stock.
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
For example, a new accounting guidance, Accounting Standards Codification (“ASC”) 842, “Leases”, became effective January 1, 2019. The adoption of this new guidance had a significant impact on our balance sheet as described in detail in Notes 2 and 5 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K. Adoption of these types of accounting standards and any difficulties in implementation of changes in accounting principles, including the ability to modify our accounting systems, could cause us to fail to meet our financial reporting obligations, which result in regulatory discipline and harm investors' confidence in us.
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
We review our intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. As of December 31, 2019, we carried a net $2,757.6 million of goodwill and intangible assets. An adverse change in market conditions, particularly if such change has the effect of changing one of our critical assumptions or estimates, could result in a change to the estimation of fair value that could result in an impairment charge to our goodwill or intangible assets. Any such charges may adversely affect our results of operations.
Our business is subject to the risks of pandemics, earthquakes, fire, floods and other natural catastrophic events, and to interruption by man‑made problems such as power disruptions, computer viruses, data security breaches or terrorism.
Our corporate headquarters are located in the San Francisco Bay Area, a region known for seismic activity. A significant natural disaster, such as an earthquake, fire or flood, occurring at our headquarters, at one of our other facilities or where a business partner is located could adversely affect our business, results of operations and financial condition. Further, if a natural disaster or man‑made problem were to affect our service providers, this could adversely affect the ability of our customers to use our products and platform. In addition, natural disasters, pandemics and acts of terrorism could cause disruptions in our or our customers’ businesses, national economies or the world economy as a whole. For example, the rapid spread of coronavirus (Covid-19) globally has resulted in increased travel restrictions and disruption and shutdown of businesses. Health concerns or political or governmental developments in countries in which we or our customers, partners and service providers operate could result in economic, social or labor instability and could have a material adverse effect on our business and our results of operations and financial condition. The extent to which the coronavirus impacts our results will depend on future developments, which are highly uncertain and will include emerging information concerning the severity of the coronavirus and the actions taken by governments and private businesses to attempt to contain the coronavirus. Any prolonged contractions in the travel and hospitality industries, along with any effects on supply chain or on other industries in which our customers operate, could materially and adversely impact our business, results of operations and financial condition.
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
Prior to our initial public offering in June 2016, there was no public market for shares of our Class A common stock. On June 23, 2016, we sold shares of our Class A common stock to the public at $15.00 per share. From June 23, 2016, the date that our Class A common stock started trading on the New York Stock Exchange, through December 31, 2019, the trading price of our Class A common stock has ranged from $22.80 per share to $151.00 per share. The trading price of our Class A common stock may continue to fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

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
Our Class B common stock has 10 votes per share, and our Class A common stock has one vote per share. As of December 31, 2019, our directors, executive officers and their respective affiliates, held in the aggregate 28.6% of the voting power of our capital stock. Because of the 10‑to‑one voting ratio between our Class B common stock and Class A common stock, the holders of our Class B common stock collectively will continue to control a majority of the combined voting power of our common stock and therefore be able to control all matters submitted to our stockholders for approval until the earlier of (i) June 28, 2023, or (ii) the date the holders of two‑thirds of our Class B common stock elect to convert the Class B common stock to Class A common stock. This concentrated control limits or precludes your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders.
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
In the event the conditional conversion feature of the Notes is triggered, holders of the Notes will be entitled to convert the Notes at any time during specified periods at their option. This conditional conversion feature was triggered during the three months ended December 31, 2019, as the last reported sale price of our Class A common stock was more than or equal to 130% of the conversion price for at least 20 trading days (whether or not consecutive) in the period of 30 consecutive trading days ending on December 31, 2019 (the last trading day of the calendar quarter), and therefore the Notes are currently convertible, in whole or in part, at the option of the holders between January 1, 2020 through March 31, 2020. Whether the Notes will be convertible following such period will depend on the continued satisfaction of this condition or another conversion condition in the future. If one or more holders elect to convert their Notes during a period in which the Notes are convertible, unless we elect to satisfy our conversion obligation by delivering solely shares of our Class A common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their Notes, under certain circumstances, such as a fundamental change or default, as described in the indenture, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Notes as a current rather than long‑term liability, which would result in a material reduction of our net working capital.
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

Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
We lease all of our facilities and do not own any real property. Our headquarters is located in San Francisco, California where we sub-lease several floors consisting of 259,416 square feet of office space at 101 Spear Street. The sub-lease covers several floors for which the terms commence on December 1, 2018 and April 1, 2020 and will be expiring at various dates between March, 2025 and June, 2028. Our existing lease obligations are secured by letters of credit with a cumulative value of $20.5 million.
We also lease approximately 400,000 square feet in various locations in North America, South America, Europe and Asia. This includes our international headquarters in Dublin, Ireland and regional offices used for business operations, sales, support, and product development.

Additional information regarding our lease commitments is available in Note 5 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
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
On March 8, 2017, in response to a petition by us, the U.S. Patent and Trademark Officer (“PTO”) issued an order instituting an inter partes review for the ‘792 patent. On March 6, 2018, the PTO found all claims challenged by us in the inter partes review unpatentable. Telesign did not appeal the PTO's decision and it is final. On October 19, 2018, the district court granted our motion that all remaining asserted claims of the asserted patents are invalid under 35 U.S.C. § 101 and entered judgment in our favor. On November 8, 2018, Telesign appealed the judgment to the United States Court of Appeals for the Federal Circuit. On January 9, 2020, the Federal Circuit Court affirmed the district court’s judgment. Telesign has not indicated whether it will seek a further appeal of the judgment. Based on, among other things, the district court’s judgment being affirmed on appeal in our favor, we do not believe a loss is probable or estimable.
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
On February 18, 2016, a putative class action complaint was filed in the Alameda County Superior Court in California, entitled Angela Flowers v. Twilio Inc. The complaint alleges that our products permit the interception, recording and disclosure of communications at a customer’s request and are in violation of the California Invasion of Privacy Act. The complaint seeks injunctive relief as well as monetary damages. On January 2, 2018, the court issued an order granting in part and denying in part the plaintiff’s class certification motion. The court certified two classes of individuals who, during specified time periods, allegedly sent or received certain communications involving the accounts of three of our customers that were recorded. Following mediation, on January 7, 2019, the parties signed a long form settlement agreement, providing for a payment of $10.0 million into a common fund and injunctive relief involving certain updates to Twilio’s Acceptable Use Policy and customer documentation. On January 15, 2019, the court entered an order granting preliminary approval of the settlement, and the parties signed an amended settlement agreement to conform to the court’s order. The court entered a final order and judgment approving the settlement on June 17, 2019. On August 30, 2019, we made a payment of $1.7 million to fund the settlement. A compliance hearing has been scheduled for May 19, 2020. Any additional loss related to this matter is neither probable nor reasonably possible.
On September 1, 2015, we were named as a defendant in a First Amended Complaint in a putative class action captioned Jeremy Bauman v. David Saxe, et al. pending in the United States District Court, District of Nevada relating to the alleged sending of unsolicited text messages to the plaintiffs and putative class members. We filed a motion to dismiss, which was granted, and on September 20, 2016 the plaintiff filed a Second Amended Complaint with additional allegations that we violated the Telephone Consumer Protection Act (“TCPA”), and the Nevada Deceptive Trade Practices Act (“NDTPA”), NRS 41.600(2)(e). On January 10, 2019, the court granted Plaintiffs’ motion for class certification under the TCPA and denied plaintiff’s request to certify a class under the NDTPA. On February 13, 2019, the court issued an order denying our motion to dismiss as to Plaintiffs’ TCPA claim and granting dismissal as to Plaintiffs’ NDTPA claim. On February 22, 2019, the court stayed the case and directed all parties to mediation, which was conducted on May 15, 2019. On May 17, 2019, we and the original defendants (the “Saxe Defendants”) entered an agreement, which among other things, obligates the Saxe Defendants to fully fund all monetary and non-monetary aspects of the settlement of the matter and to obtain the dismissal of the plaintiffs’ and the class’s claims against us with prejudice. On October 7, 2019, the plaintiffs filed an unopposed motion for settlement and an unopposed motion to dismiss us from the action without prejudice.  Based on, among other things, the dismissal motion and our agreement with the Saxe Defendants, we do not believe a loss is reasonably possible or estimable.
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
Item 4. Mine Safety Disclosures
Not applicable.
PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Price of Our Class A Common Stock
As of January 31, 2020, we had 111 holders of record of our Class A and Class B common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.
Dividend Policy

We have never declared or paid any cash dividends on our capital stock. We intend to retain any future earnings and do not expect to pay any dividends in the foreseeable future.
Stock Performance Graph
This performance graph shall not be deemed "soliciting material" or to be "filed" with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of Twilio Inc. under the Securities Act or the Exchange Act
We have presented below the cumulative total return to our stockholders between June 23, 2016 (the date our Class A common stock commenced trading on the NYSE) through December 31, 2019 in comparison to the S&P 500 Index and S&P 500 Information Technology Index. All values assume a $100 initial investment and data for the S&P 500 Index and S&P 500 Information Technology Index assume reinvestment of dividends. The comparisons are based on historical data and are not indicative of, nor intended to forecast, the future performance of our Class A common stock.

$500
$450
$400
$350
$300
$250
$200
$150
$100
$50
Jun-16
Jun-16
Sep-16
Dec-16
Mar-17
Jun-17
Sep-17
Dec-17
Mar-18
Jun-18
Sep-18
Dec-18
Mar-19
Jun-19
Sep-19
Dec-19
Twilio Inc
S&P 500 Index
S&P 500 Information Technology Index

Recent Sales of Unregistered Securities and Use of Proceeds from Registered Securities
(a) Sales of Unregistered Securities

In February 2020, Twilio.org donated 22,102 shares of unregistered Class A common stock to an independent donor advised fund to further our philanthropic goals. The shares are "restricted securities" for purposes of Rule 144 under the Securities Act and the fair market value of these shares on the date of the donation was $2.7 million. This amount was recorded as general and administrative expense in February 2020 in our consolidated financial statements.
(b) Use of Proceeds
In June 2019, we closed our follow-on public offering, in which we sold 8,064,515 shares of Class A common stock at a price to the public of $124.00 per share, including shares sold in connection with the exercise of the underwriters' option to purchase additional shares. The offer and sale of all of the shares in the follow-on offering were registered under the Securities Act pursuant to a registration statement on Form S-3 (File No. 333-231794), which was declared effective by the SEC on May 29, 2019. We raised $979.0 million in net proceeds after deducting underwriting discounts and commissions and offering expenses paid and payable by us. No payments were made by us to directors, officers or persons owning 10 percent or more of our capital stock or to their associates, or to our affiliates, other than payments in the ordinary course of business to officers for salaries. There has been no material change in the planned use of proceeds from our follow-on offering as described in our final prospectus filed with the SEC on May 31, 2019 pursuant to Rule 424(b). We invested the funds received in accordance with our board-approved investment policy, which provides for investments in obligations of the U.S. government, money market instruments, registered money market funds and corporate bonds. The managing underwriters of our follow-on offering were Goldman, Sachs & Co. and J.P. Morgan Securities LLC.
(c) Issuer Purchases of Equity Securities
None.
Item 6. Selected Financial and Other Data
We have derived the selected consolidated statements of operations data for the years ended December 31, 2019, 2018 and 2017 and the balance sheet data as of December 31, 2019 and 2018 from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The selected consolidated statements of operations data for the years ended December 31, 2016 and 2015 and the consolidated balance sheet data as of December 31, 2017, 2016 and 2015 are derived from audited consolidated financial statements not included in this Annual Report on Form 10-K. We have included Twilio SendGrid in our results of operations prospectively after February 1, 2019, the date of acquisition. Our historical results are not necessarily indicative of the results that may be expected in the future. The following selected consolidated financial and other data should be read in conjunction with Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", and our consolidated financial statements and the related notes appearing in Part II, Item 8, "Financial Statements and Supplementary Data", of this Annual Report on Form 10-K to fully understand factors that may affect the comparability of the information presented below.

Consolidated Statements of Operations Data:

	Year Ended December 31,
	2019	2018	2017	2016	2015
	(In thousands, except share and per share amounts)
Revenue	$1,134,468	$650,067	$399,020	$277,335	$166,919
Cost of revenue (1) (2)	525,551	300,841	182,895	120,520	74,454
Gross profit	608,917	349,226	216,125	156,815	92,465
Operating expenses:
Research and development (1) (2)	391,355	171,358	120,739	77,926	42,559
Sales and marketing (1) (2)	369,079	175,555	100,669	65,267	49,308
General and administrative (1) (2)	218,268	117,548	60,791	54,937	35,991
Total operating expenses	978,702	464,461	282,199	198,130	127,858
Loss from operations	(369,785)	(115,235)	(66,074)	(41,315)	(35,393)
Other income (expenses), net	7,569	(5,923)	3,071	317	11
Loss before benefit (provision) for income taxes	(362,216)	(121,158)	(63,003)	(40,998)	(35,382)
Benefit (provision) for income taxes	55,153	(791)	(705)	(326)	(122)
Net loss	(307,063)	(121,949)	(63,708)	(41,324)	(35,504)
Deemed dividend to investors in relation to tender offer	—	—	—	—	(3,392)
Net loss attributable to common stockholders	$(307,063)	$(121,949)	$(63,708)	$(41,324)	$(38,896)
Net loss per share attributed to common stockholders, basic and diluted	$(2.36)	$(1.26)	$(0.70)	$(0.78)	$(2.19)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	130,083,046	97,130,339	91,224,607	53,116,675	17,746,526

Key Business Metrics:

	Year Ended December 31,
	2019	2018	2017	2016	2015
Number of Active Customer Accounts (as of end date of period) (3) (4)	179,000	64,286	48,979	36,606	25,347
Base Revenue (in thousands) (3) (5)	$1,059,808	$593,017	$365,490	$245,548	$136,851
Base Revenue Growth Rate (3)	79%	62%	49%	79%	81%
Dollar-Based Net Expansion Rate (6)	136%	140%	128%	161%	155%
_________________________

(1) Includes stock-based compensation expense as follows:

	Year Ended December 31,
	2019	2018	2017	2016	2015
	(In thousands)
Cost of revenue	$7,123	$1,126	$650	$291	$65
Research and development	126,012	42,277	22,808	12,946	4,046
Sales and marketing	60,886	23,616	9,822	4,972	2,389
General and administrative	70,297	26,254	16,339	6,016	2,377
Total	$264,318	$93,273	$49,619	$24,225	$8,877

(2) Includes amortization of acquired intangibles as follows:

	Year Ended December 31,
	2019	2018	2017	2016	2015
	(In thousands)
Cost of revenue	$45,267	$5,656	$4,644	$619	$239
Research and development	—	22	139	151	130
Sales and marketing	27,540	1,117	753	—	—
General and administrative	—	375	84	110	95
Total	$72,807	$7,170	$5,620	$880	$464

(3) For the year ended December 31, 2019, Active Customer Accounts, Base Revenue, and Base Revenue Growth Rate include the contribution from Twilio SendGrid, which acquisition closed on February 1, 2019. Effective December 31, 2019, we round down the number of Active Customer Accounts to the nearest thousand.

(4) See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Key Business Metrics—Number of Active Customer Accounts."

(5) See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Key Business Metrics—Base Revenue."

(6) See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Key Business Metrics—Dollar- Based Net Expansion Rate."

Consolidated Balance Sheet Data:

	As of December 31,
	2019	2018	2017	2016	2015
	(In thousands)
Cash and cash equivalents	$253,660	$487,215	$115,286	$305,665	$108,835
Marketable securities	$1,599,033	$261,128	$175,587	$—	$—
Working capital	$1,814,109	$735,138	$274,738	$279,676	$96,032
Property and equipment, net	$141,256	$63,534	$50,541	$37,552	$14,058
Total assets	$5,150,516	$1,028,710	$449,782	$412,694	$157,516
Total stockholders’ equity	$4,279,411	$438,235	$359,846	$329,447	$116,625

Non-GAAP Financial Measures:
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
Non‑GAAP Gross Profit and Non‑GAAP Gross Margin. For the periods presented, we define non‑GAAP gross profit and non‑GAAP gross margin as GAAP gross profit and GAAP gross margin, respectively, adjusted to exclude, as applicable, certain expenses as presented in the table below:

	Year Ended December 31,
	2019	2018	2017	2016	2015
Reconciliation:	(In thousands)
Gross profit	$608,917	$349,226	$216,125	$156,815	$92,465
Non-GAAP adjustments:
Stock-based compensation	7,123	1,126	650	291	65
Amortization of acquired intangibles	45,267	5,656	4,644	619	239
Payroll taxes related to stock-based compensation	104	—	—	—	—
Non-GAAP gross profit	$661,411	$356,008	$221,419	$157,725	$92,769
Non-GAAP gross margin	58%	55%	55%	57%	56%
Non‑GAAP Operating Expenses. For the periods presented, we define non‑GAAP operating expenses (including categories of operating expenses) as GAAP operating expenses (and categories of operating expenses) adjusted to exclude, as applicable, certain expenses as presented in the table below:

	Year Ended December 31,
	2019	2018	2017	2016	2015
Reconciliation:	(In thousands)
Operating expenses	$978,702	$464,461	$282,199	$198,130	$127,858
Non-GAAP adjustments:
Stock-based compensation	(257,195)	(92,147)	(48,969)	(23,934)	(8,812)
Amortization of acquired intangibles	(27,540)	(1,514)	(976)	(261)	(225)
Stock repurchase	—	—	—	—	(1,965)
Acquisition-related expenses	(15,713)	(4,481)	(310)	(499)	(1,165)
Release of tax liability upon obligation settlement	—	—	13,365	805	—
Charitable contributions	—	(7,121)	(1,172)	(3,860)	—
Legal settlements/accruals	—	(1,710)	—	—	—
Gain on lease termination	—	—	295	—	—
Payroll taxes related to stock-based compensation	(15,084)	(5,617)	(2,950)	(434)	—
Non-GAAP operating expenses	$663,170	$351,871	$241,482	$169,947	$115,691

Non‑GAAP (Loss) Income from Operations and Non‑GAAP Operating Margin. For the periods presented, we define non‑GAAP (loss) income from operations and non‑GAAP operating margin as GAAP loss from operations and GAAP operating margin, respectively, adjusted to exclude, as applicable, certain expenses as presented in the table below:

	Year Ended December 31,
	2019	2018	2017	2016	2015
Reconciliation:	(In thousands)
Loss from operations	$(369,785)	$(115,235)	$(66,074)	$(41,315)	$(35,393)
Non-GAAP adjustments:
Stock-based compensation	264,318	93,273	49,619	24,225	8,877
Amortization of acquired intangibles	72,807	7,170	5,620	880	464
Stock repurchase	—	—	—	—	1,965
Acquisition-related expenses	15,713	4,481	310	499	1,165
Release of tax liability upon obligation settlement	—	—	(13,365)	(805)	—
Charitable contributions	—	7,121	1,172	3,860	—
Legal settlements/accruals	—	1,710	—	—	—
Gain on lease termination	—	—	(295)	—	—
Payroll taxes related to stock-based compensation	15,188	5,617	2,950	434	—
Non-GAAP (loss) income from operations	$(1,759)	$4,137	$(20,063)	$(12,222)	$(22,922)
Non-GAAP operating margin	—%	1%	(5)%	(4)%	(14)%

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. In addition to historical financial information, the following discussion contains forward-looking statements that are based upon current plans, expectations and beliefs that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under Part I, Item 1A, “Risk Factors” in this Annual Report on Form 10-K. Our fiscal year ends on December 31.
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

We offer a Customer Engagement Platform with software designed to address specific use cases like account security and contact centers and a set of APIs that handles the higher level communication logic needed for nearly every type of customer engagement. These APIs are focused on the business challenges that a developer is looking to address, allowing our customers to more quickly and easily build better ways to engage with their customers throughout their journey. We also offer a set of APIs that enables developers to embed voice, messaging, video and email capabilities into their applications and are designed to support almost all the fundamental ways humans communicate, unlocking innovators to address just about any communication market. The Super Network is our software layer that allows our customers’ software to communicate with connected devices globally. It interconnects with communications networks and inbox service providers around the world and continually analyzes data to optimize the quality and cost of communications that flow through our platform. The Super Network also contains a set of APIs that gives our customers access to more foundational components of our platform, like phone numbers.

Our customers’ applications are able to reach users via voice, messaging, video and email in nearly every country in the world by utilizing our platform. We support our global business through more than 25 cloud data centers in nine regions around the world and have developed contractual relationships with network service providers globally.
Our business model is primarily focused on reaching and serving the needs of software developers, who we believe are becoming increasingly influential in technology decisions in a wide variety of companies. We call this approach our Business Model for Innovators, which empowers developers by reducing friction and upfront costs, encouraging experimentation, and enabling developers to grow as customers as their ideas succeed. We established and maintain our leadership position by engaging directly with, and cultivating, our developer community, which has led to the rapid adoption of our platform. We reach developers through community events and conferences, including our SIGNAL customer and developer conferences, to demonstrate how every developer can create differentiated applications incorporating communications using our products.
Once developers are introduced to our platform, we provide them with a low friction trial experience. By accessing our easy‑to‑adopt APIs, extensive self‑service documentation and customer support team, developers build our products into their applications and then test such applications through free trial periods that we provide. Once they have decided to use our products beyond the initial free trial period, customers provide their credit card information and only pay for the actual usage of our products. Historically, we have acquired the substantial majority of our customers through this self‑service model. As customers expand their usage of our platform, our relationships with them often evolve to include business leaders within their organizations. Once our customers reach a certain spending level with us, we support them with account executives or customer success advocates within our sales organization to ensure their satisfaction and expand their usage of our products.
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
We generate the substantial majority of our revenue from customers based on their usage of our software products that they have incorporated into their applications. Our Flex contact center platform is generally offered on a per user, per month basis or on a usage basis per agent hour. In addition, our email API is offered on a monthly subscription basis and our Marketing Campaigns product is priced based on the number of email contacts stored on our platform and the number of monthly emails sent to those contacts through our Email API. Also, customers using our Programmable Messaging or Programmable Voice APIs typically purchase one or more telephone numbers from us, for which we charge a monthly flat fee per number. Some customers also choose to purchase various levels of premium customer support for a monthly fee. Customers that register in our self‑service model typically pay upfront via credit card and draw down their balance as they purchase or use our products. Most of our customers draw down their balance in the same month they pay up front or are charged on a monthly subscription basis for our email-related products. As a result, our deferred revenue and customer deposits liability at any particular time is not a meaningful indicator of future revenue. As our customers’ usage grows, some of our customers enter into contracts and are invoiced monthly in arrears. Many of these customer contracts have terms of 12 months and typically include some level of minimum revenue commitment. Most customers with minimum revenue commitment contracts generate a significant amount of revenue in excess of their minimum revenue commitment in any period. Historically, the aggregate minimum commitment revenue from customers with whom we have contracts has constituted a minority of our revenue in any period, and we expect this to continue in the future.
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
We have achieved significant growth in recent periods. In the years ended December 31, 2019, 2018 and 2017, our revenue was $1,134.5 million, $650.1 million and $399.0 million, respectively. In the years ended December 31, 2019, 2018, and 2017, our 10 largest Active Customer Accounts generated an aggregate of 13%, 18% and 19%, respectively, of our total revenue. Among our 10 largest Active Customer Accounts we had three Variable Customer Accounts representing 6%, 8% and 8% of our total revenue for the years ended December 31, 2019, 2018 and 2017, respectively. In the years ended December 31, 2019, 2018 and 2017, our Base Revenue was $1,059.8 million, $593.0 million and $365.5 million, respectively, and our net loss was $307.1 million, $121.9 million and $63.7 million, respectively. See the section titled “Key Business Metrics-Base Revenue” for a discussion of Base Revenue.
Acquisition of SendGrid, Inc.

In February 2019, we acquired SendGrid, Inc. ("SendGrid"), the leading email API platform, by issuing 23.6 million shares of its Class A common stock with a total value of $2,658.9 million. We also assumed all of the outstanding stock options and restricted stock units of SendGrid as converted into stock options and restricted stock units, respectively, of the Company based on the conversion ratio provided in the Agreement and Plan of Merger and Reorganization, as amended.
We have included Twilio SendGrid in our results of operations prospectively after February 1, 2019, the date of acquisition. Because the acquisition of Twilio SendGrid occurred during the year ended December 31, 2019, the information presented in this section with respect to the year ended December 31, 2019 includes the contribution of Twilio SendGrid starting on the date of the acquisition on February 1, 2019, and the information presented in this section with respect to the prior-year comparable periods relates to Twilio on a standalone basis. As a result, comparisons to the prior-year period may not be indicative of future results or future rates of growth
Public Equity Offering
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

Key Business Metrics

	Year Ended December 31,
	2019	2018	2017
Number of Active Customer Accounts (as of end date of period) (1)	179,000	64,286	48,979
Base Revenue (in thousands) (1)	$1,059,808	$593,017	$365,490
Base Revenue Growth Rate (1)	79%	62%	49%
Dollar-Based Net Expansion Rate	136%	140%	128%
___________
(1) For the year ended December 31, 2019, Active Customer Accounts, Base Revenue, and Base Revenue Growth Rate include the contribution from our Twilio SendGrid acquisition, which closed on February 1, 2019. Effective December 31, 2019, we round down the number of Active Customer Accounts to the nearest thousand.
Number of Active Customer Accounts. We believe that the number of our Active Customer Accounts is an important indicator of the growth of our business, the market acceptance of our platform and future revenue trends. We define an Active Customer Account at the end of any period as an individual account, as identified by a unique account identifier, for which we have recognized at least $5 of revenue in the last month of the period. We believe that the use of our platform by our customers at or above the $5 per month threshold is a stronger indicator of potential future engagement than trial usage of our platform or usage at levels below $5 per month. A single organization may constitute multiple unique Active Customer Accounts if it has multiple account identifiers, each of which is treated as a separate Active Customer Account. Effective December 31, 2019, we round down the number of Active Customer Accounts to the nearest thousand.
In the years ended December 31, 2019, 2018, and 2017, revenue from Active Customer Accounts represented over 99% of total revenue in each period.
Base Revenue. Base Revenue consists of all revenue other than revenue from large Active Customer Accounts that have never entered into 12-month minimum revenue commitment contracts with us, which we refer to as Variable Customer Accounts. While almost all of our customer accounts exhibit some level of variability in the usage of our products, based on the experience of our management, we believe that Variable Customer Accounts are more likely to have significant fluctuations in usage of our products from period to period, and therefore that revenue from Variable Customer Accounts may also fluctuate significantly from period to period. This behavior is best evidenced by the decision of such customers not to enter into contracts with us that contain minimum revenue commitments, even though they may spend significant amounts on the use of our products, and they may be foregoing more favorable terms often available to customers that enter into committed contracts with us. With the growth of our business in recent years, including through revenue contribution from the acquisition of Twilio SendGrid, revenue from Variable Customer Accounts has become less meaningful as a percentage of total revenue. As a result, for reporting periods starting with the three months ending March 31, 2020, we will only disclose Total Revenue and will cease to disclose Base Revenue as an operating metric.
For historical periods through March 31, 2016, we defined a Variable Customer Account as an Active Customer Account that (i) has never signed a minimum revenue commitment contract with us for a term of at least 12 months and (ii) has met or exceeded 1% of our revenue in any quarter in the periods presented through March 31, 2016. To allow for consistent period-to-period comparisons, in the event a customer account qualified as a Variable Customer Account as of March 31, 2016, or a previously Variable Customer Account ceased to be an Active Customer Account as of such date, we included such customer account as a Variable Customer Account in all periods presented. For reporting periods starting with the three months ended June 30, 2016, we define a Variable Customer Account as a customer account that (a) has been categorized as a Variable Customer Account in any prior quarter, as well as (b) any new customer account that (i) is with a customer that has never signed a minimum revenue commitment contract with us for a term of at least 12 months and (ii) meets or exceeds 1% of our revenue in a quarter. Once a customer account is deemed to be a Variable Customer Account in any period, they remain a Variable Customer Account in subsequent periods unless they enter into a minimum revenue commitment contract with us for a term of at least 12 months.
In the years ended December 31, 2019, 2018 and 2017, we had six Variable Customer Accounts, which represented 7%, 9%, and 8%, respectively, of our total revenue.
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
For historical periods through December 31, 2019, our Dollar-Based Net Expansion Rate compares the revenue from Active Customer Accounts, other than Variable Customer Accounts, in a quarter to the same quarter in the prior year. For reporting periods starting with the three months ending March 31, 2020, Twilio's Dollar-Based Net Expansion Rate will compare the revenue from all Active Customer Accounts, including Variable Customer Accounts, in a quarter to the same quarter in the prior year. To calculate the Dollar-Based Net Expansion Rate, we first identify the cohort of Active Customer Accounts (other than Variable Customer Accounts through December 31, 2019) that were Active Customer Accounts in the same quarter of the prior year. The Dollar-Based Net Expansion Rate is the quotient obtained by dividing the revenue generated from that cohort in a quarter, by the revenue generated from that same cohort in the corresponding quarter in the prior year. When we calculate Dollar-Based Net Expansion Rate for periods longer than one quarter, it uses the average of the applicable quarterly Dollar-Based Net Expansion Rates for each of the quarters in such period. Given that we will no longer disclose Base Revenue as an operating metric for reporting periods starting with the three months ending March 31, 2020, our Dollar-Based Net Expansion Rate will compare the revenue from all Active Customer Accounts, including Variable Customer Accounts, in a quarter to the same quarter in the prior year.
Net Loss Carryforwards
At December 31, 2019, we had federal, state and foreign net operating loss carryforwards of approximately $1,159.3 million, $630.2 million and $13.8 million respectively, and federal and state tax credits of approximately $58.4 million and $38.8 million, respectively. If not utilized, the federal and state loss carryforwards will expire at various dates beginning in 2029 and 2025, respectively, and the federal tax credits will expire at various dates beginning in 2029. The state tax credits can be carried forward indefinitely. At present, we believe that it is more likely than not that the federal and state net operating loss and credit carryforwards will not be realized. Accordingly, a full valuation allowance has been established for these tax attributes, as well as the rest of the federal and state deferred tax assets.
Key Components of Statements of Operations
Revenue. We derive our revenue primarily from usage‑based fees earned from customers using the software products within our Solutions APIs and Channel APIs. These usage‑based software products include offerings, such as Programmable Voice, Programmable Messaging and Programmable Video. Some examples of the usage‑based fees for which we charge include minutes of call duration activity for our Programmable Voice products, number of text messages sent or received using our Programmable Messaging products and number of authentications for our Account Security products. In the years ended December 31, 2019, 2018, and 2017, we generated 75%, 84%, and 83% of our revenue, respectively, from usage‑based fees. We also earn monthly flat fees from certain fee‑based products, such as our Email API, Marketing Campaigns, Flex seats, telephone numbers, short codes and customer support.
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
Cost of Revenue and Gross Margin. Cost of revenue consists primarily of fees paid to network service providers. Cost of revenue also includes cloud infrastructure fees, direct costs of personnel, such as salaries and stock‑based compensation for our customer support employees, and non‑personnel costs, such as depreciation and amortization expense related to data centers and hosting equipment, amortization of capitalized internal use software development costs and amortization of acquired intangibles. Our arrangements with network service providers require us to pay fees based on the volume of phone calls initiated or text messages sent, as well as the number of telephone numbers acquired by us to service our customers. Our arrangements with our cloud infrastructure provider require us to pay fees based on our server capacity consumption.
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
Operating Expenses. The most significant components of operating expenses are personnel costs, which consist of salaries, benefits, sales commissions and bonuses and stock‑based compensation. We also incur other non‑personnel costs related to our general overhead expenses. We expect that our operating costs will increase in absolute dollars as we add additional employees and invest in our infrastructure to grow our business.

Research and Development. Research and development expenses consist primarily of personnel costs, outsourced engineering services, cloud infrastructure fees for staging and development, amortization of capitalized internal use software development costs, depreciation and an allocation of our general overhead expenses. We capitalize the portion of our software development costs that meets the criteria for capitalization.
We continue to focus our research and development efforts on adding new features and products, including new use cases, improving our platform and increasing the functionality of our existing products.
Sales and Marketing. Sales and marketing expenses consist primarily of personnel costs, including commissions for our sales employees. Sales and marketing expenses also include expenditures related to advertising, marketing, our brand awareness activities and developer evangelism, costs related to our SIGNAL customer and developer conferences, credit card processing fees, professional services fees, depreciation and an allocation of our general overhead expenses.
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
General and Administrative. General and administrative expenses consist primarily of personnel costs for our accounting, finance, legal, human resources and administrative support personnel and executives. General and administrative expenses also include costs related to business acquisitions, legal and other professional services fees, certain taxes, depreciation and amortization and an allocation of our general overhead expenses. We expect that we will incur costs associated with supporting the growth of our business and to meet the increased compliance requirements associated with our international expansion.
Our general and administrative expenses include a certain amount of sales and other taxes to which we are subject based on the manner we sell and deliver our products. Prior to March 2017, we did not collect such taxes from our customers and recorded such taxes as general and administrative expenses. Effective March 2017, we began collecting these taxes from customers in certain jurisdictions and since then we have expanded to most jurisdictions where these taxes are now being collected. We continue expanding the number of jurisdictions where we will be collecting these taxes in the future. We expect that these expenses will continue to decline in future years as we continue collecting these taxes from our customers in additional jurisdictions, which would further reduce our rate of ongoing accrual.
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
In December 2017, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (SAB 118), which allowed companies to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. Our accounting for the Tax Act is complete and we did not have any significant adjustments to provisional amounts recorded as of December 31, 2017.

On June 7, 2019, a three-judge panel from the U.S. Court of Appeals for the Ninth Circuit overturned the U.S. Tax Court's decision in Altera Corp. v. Commissioner and upheld the portion of the Treasury regulations under Section 482 of the Internal Revenue Code that requires related parties in a cost-sharing arrangement to share expenses related to share-based compensation. As a result of this decision, our gross unrecognized tax benefits increased to reflect the impact of including share-based compensation in cost-sharing arrangements. On July 22, 2019, Altera filed a petition for a rehearing before the full Ninth Circuit. On November 12, 2019, the Ninth Circuit Court denied Altera’s request for rehearing. Altera has appealed to the Supreme Court. We will continue to monitor future developments and their potential effects on our consolidated financial statements.

Results of Operations
The following tables set forth our results of operations for the periods presented and as a percentage of our total revenue for those periods. The period-to-period comparison of our historical results are not necessarily indicative of the results that may be expected in the future.

	Year Ended December 31,
	2019	2018	2017
	(In thousands, except share and per share amounts)
Revenue	$1,134,468	$650,067	$399,020
Cost of revenue (1) (2)	525,551	300,841	182,895
Gross profit	608,917	349,226	216,125
Operating expenses:
Research and development (1) (2)	391,355	171,358	120,739
Sales and marketing (1) (2)	369,079	175,555	100,669
General and administrative (1) (2)	218,268	117,548	60,791
Total operating expenses	978,702	464,461	282,199
Loss from operations	(369,785)	(115,235)	(66,074)
Other income (expenses), net	7,569	(5,923)	3,071
Loss before benefit (provision) for income taxes	(362,216)	(121,158)	(63,003)
Benefit (provision) for income taxes	55,153	(791)	(705)
Net loss attributable to common stockholders	(307,063)	(121,949)	(63,708)
Net loss per share attributed to common stockholders, basic and diluted	$(2.36)	$(1.26)	$(0.70)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	130,083,046	97,130,339	91,224,607
____________________________________
(1) Includes stock-based compensation expense as follows:

	Year Ended December 31,
	2019	2018	2017
	(In thousands)
Cost of revenue	$7,123	$1,126	$650
Research and development	126,012	42,277	22,808
Sales and marketing	60,886	23,616	9,822
General and administrative	70,297	26,254	16,339
Total	$264,318	$93,273	$49,619
(2) Includes amortization of acquired intangibles as follows:

	Year Ended December 31,
	2019	2018	2017
	(In thousands)
Cost of revenue	$45,267	$5,656	$4,644
Research and development	—	22	139
Sales and marketing	27,540	1,117	753
General and administrative	—	375	84
Total	$72,807	$7,170	$5,620

Consolidated Statements of Operations, as a percentage of revenue: **

	Year Ended December 31,
	2019	2018	2017
Revenue	100%	100%	100%
Cost of revenue	46	46	46
Gross profit	54	54	54
Operating expenses:
Research and development	34	26	30
Sales and marketing	33	27	25
General and administrative	19	18	15
Total operating expenses	86	71	71
Loss from operations	(33)	(18)	(17)
Other income (expenses), net	1	(1)	1
Loss before benefit (provision) for income taxes	(32)	(19)	(16)
Benefit (provision) for income taxes	5	*	*
Net loss attributable to common stockholders	(27%)	(19%)	(16)%
_____________________________________________
*    Less than 0.5% of revenue.
**    Columns may not add up to 100% due to rounding.
Comparison of the Fiscal Years Ended December 31, 2019, 2018 and 2017
Revenue

	Year Ended December 31,
	2019	2018	2017	2018 to 2019 Change		2017 to 2018 Change
	(Dollars in thousands)
Base Revenue	$1,059,808	$593,017	$365,490	$466,791	79%	$227,527	62%
Variable Revenue	74,660	57,050	33,530	17,610	31%	23,520	70%
Total Revenue	$1,134,468	$650,067	$399,020	$484,401	75%	$251,047	63%
2019 compared to 2018
In 2019, Base Revenue increased by $466.8 million, or 79%, compared to the same period last year, and represented 93% and 91% of total revenue in 2019 and 2018, respectively. This increase was primarily attributable to an increase in the usage of our products, particularly our Programmable Messaging products and Programmable Voice products, the adoption of additional products by our existing customers, and revenue contribution from our acquisition of the Twilio SendGrid business for the period from February 1, 2019 through December 31, 2019. This increase was partially offset by pricing decreases that we have implemented over time in the form of lower usage prices, in an effort to increase the reach and scale of our platform. The changes in usage and price in 2019, were reflected in our Dollar‑Based Net Expansion Rate of 136%. The increase in usage was also attributable to a 178% increase in the number of Active Customer Accounts, from 64,286 as of December 31, 2018, to over 179,000 as of December 31, 2019, which was also positively impacted by the customer accounts added through our acquisition of the Twilio SendGrid business.
In 2019, Variable Revenue increased by $17.6 million, or 31%, compared to the same period last year, and represented 7% and 9% of total revenue in the years ended December 31, 2019 and 2018, respectively. This increase was primarily attributable to the increase in the usage of products by our existing Variable Customer Accounts.
In 2019, U.S. revenue and international revenue represented $808.9 million or 71%, and $325.6 million, or 29%, respectively, of total revenue. In 2018, U.S. revenue and international revenue represented $484.8 million, or 75%, and $165.3 million, or 25%, respectively, of total revenue. The increase in international revenue was attributable to the growth in usage of our products, particularly our Programmable Messaging products and Programmable Voice products, by our existing international Active Customer Accounts; a 167% increase in the number of international Active Customer Accounts driven in part by our focus on expanding our sales to customers outside of the United States; and revenue contribution from our acquisition of the Twilio SendGrid business.
2018 compared to 2017
In 2018, Base Revenue increased by $227.5 million, or 62%, compared to the same period last year, and represented 91% and 92% of total revenue in 2018 and 2017, respectively. This increase was primarily attributable to an increase in the usage of our products, particularly our Programmable Messaging products and Programmable Voice products, and the adoption of additional products by our existing customers. This increase was partially offset by pricing decreases that we have implemented over time in the form of lower usage prices, in an effort to increase the reach and scale of our platform. The changes in usage and price in 2018 were reflected in our Dollar-Based Net Expansion Rate of 140%. The increase in usage was also attributable to a 31% increase in the number of Active Customer Accounts, from 48,979 as of December 31, 2017, to 64,286 as of December 31, 2018.
In 2018, Variable Revenue increased by $23.5 million, or 70%, compared to the same period last year, and represented 9% and 8% of total revenue in 2018 and 2017, respectively. This increase was primarily attributable to the increase in the usage of products by our existing Variable Customer Accounts.
In 2018, U.S. revenue and international revenue represented $484.8 million, or 75%, and $165.3 million, or 25%, respectively, of total revenue. In 2017, U.S. revenue and international revenue represented $308.6 million, or 77%, and $90.4 million, or 23%, respectively, of total revenue. The increase in international revenue was attributable to the growth in usage of our products, particularly our Programmable Messaging products and Programmable Voice products, by our existing international Active Customer Accounts, and a 57% increase in the number of international Active Customer Accounts driven in part by our focus on expanding our sales to customers outside of the United States.

Cost of Revenue and Gross Margin

	Year Ended December 31,
	2019	2018	2017	2018 to 2019 Change		2017 to 2018 Change
	(Dollars in thousands)
Cost of revenue	$525,551	$300,841	$182,895	$224,710	75%	$117,946	64%
Gross margin	54%	54%	54%
2019 compared to 2018
In 2019, cost of revenue increased by $224.7 million, or 75%, compared to the same period last year. The increase in cost of revenue was primarily attributable to a $133.1 million increase in network service providers’ costs and a $18.6 million increase in cloud infrastructure fees, both to support the growth in usage of our products. The increase was also due to a $39.6 million increase in depreciation and amortization expense primarily related to the acquired intangible assets and our internally developed software.
In 2019, gross margin percentage remained stable compared to 2018. Changes in product mix, which includes the impact of the acquisition of the Twilio SendGrid business, and some operational improvements were largely offset by an increase in amortization expense related to acquired intangible assets, the impact of an increasing mix of international product usage, and an increase in network service provider fees in certain geographies.
2018 compared to 2017
In 2018, cost of revenue increased by $117.9 million, or 64%, compared to the same period last year. The increase in cost of revenue was primarily attributable to a $104.4 million increase in network service providers' costs and a $7.6 million increase in cloud infrastructure fees, both to support the growth in usage of our products.
In 2018, gross margin percentage remained stable compared to 2017. Higher network service provider costs related to foreign currency fluctuations, certain price adjustments that were made by us in 2017 as a result of the high volume growth of a large customer, an increasing mix of international product usage and an increase in network service provider fees in certain geographies were largely offset by operational improvements and changes in product mix.
Operating Expenses

	Year Ended December 31,
	2019	2018	2017	2018 to 2019 Change		2017 to 2018 Change
	(Dollars in thousands)
Research and development	$391,355	$171,358	$120,739	$219,997	128%	$50,619	42%
Sales and marketing	369,079	175,555	100,669	193,524	110%	74,886	74%
General and administrative	218,268	117,548	60,791	100,720	86%	56,757	93%
Total operating expenses	$978,702	$464,461	$282,199	$514,241	111%	$182,262	65%
2019 compared to 2018
In 2019, research and development expenses increased by $220.0 million, or 128%, compared to the same period last year. The increase was primarily attributable to a $183.3 million increase in personnel costs, net of a $5.0 million increase in capitalized software development costs, largely as a result of a 71% average increase in our research and development headcount, as we continued to focus on enhancing our existing products, introducing new products as well as enhancing product management and other technical functions. This increase also reflected the impact of growth in the headcount as a result of the acquisition of our Twilio SendGrid business. The increase was also due to a $16.5 million increase in facilities and depreciation expenses to accommodate the growth in our headcount. In addition, 2019 included research and development expenses from our acquired Twilio SendGrid business for the period from February 1, 2019 through December 31, 2019.
In 2019, sales and marketing expenses increased by $193.5 million, or 110%, compared to the same period last year. The increase was primarily attributable to a $117.3 million increase in personnel costs, largely as a result of a 93% average increase in sales and marketing headcount, as we continued to expand our sales efforts in the United States and internationally. The increase also reflected the impact of growth in the headcount as a result of the acquisition of our Twilio SendGrid business. The increase was also due to a $26.4 million increase related to the amortization of acquired intangible assets, a $16.4 million increase in advertising expenses and an $11.4 million increase in facilities and related expenses. In addition, 2019 included sales and marketing expenses from our acquired Twilio SendGrid business for the period from February 1, 2019 through December 31, 2019.
In 2019, general and administrative expenses increased by $100.7 million, or 86%, compared to the same period last year. The increase was primarily attributable to a $74.3 million increase in personnel costs, largely as a result of a 64% average increase in general and administrative headcount, to support the growth of our business domestically and internationally. The increase also reflected the impact of growth in the headcount as a result of the acquisition of our Twilio SendGrid business. The increase was also due to a $11.7 million increase in professional expenses related to our acquisitions of other business and a $6.5 million increase in facilities and depreciation expenses. In addition, 2019 included general and administrative expenses from our acquired Twilio SendGrid business for the period from February 1, 2019 through December 31, 2019.
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
In 2018, general and administrative expenses increased by $56.8 million, or 93%, compared to the same period last year. The increase was partially attributable to the non-recurrence of $13.4 million release of previously accrued tax liability upon certain obligation settlements and estimate revisions. The remaining increase was primarily attributable to a $18.8 million increase in personnel costs, largely as a result of a 49% average increase in general and administrative headcount to support the growth of our business domestically and internationally and a $8.4 million increase in professional services fees primarily related to our operations as a public company and our on-going litigation matters, including legal settlements/accruals, and a $4.7 million increase in professional expenses specifically related to our business acquisitions as described in Note 6 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Quarterly Results of Operations
The following tables set forth our unaudited quarterly statements of operations data for each of the eight quarters within the two years ended December 31, 2019, as well as the percentage that each line item represents of our revenue for each quarter presented. The information for each quarter has been prepared on a basis consistent with our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K, and reflect, in the opinion of management, all adjustments of a normal, recurring nature that are necessary for a fair presentation of the financial information contained in those statements. For the three months ended March 31, 2019 and subsequent quarterly periods in 2019, our revenue also includes the contribution from our Twilio SendGrid business since the date of our acquisition of this business on February 1, 2019. Our historical results are not necessarily indicative of the results that may be expected in the future. The following quarterly financial data should be read in conjunction with our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
Consolidated Statements of Operations:

	Three Months Ended
	Mar 31, 2018	Jun 30, 2018	Sep 30, 2018	Dec 31, 2018	Mar 31, 2019	Jun 30, 2019	Sep 30, 2019	Dec 31, 2019
	(Unaudited, in thousands)
Revenue	$129,116	$147,754	$168,895	$204,302	$233,139	$275,039	$295,066	$331,224
Cost of revenue (1) (2)	59,582	67,940	77,031	96,288	107,089	125,024	136,904	156,534
Gross profit	69,534	79,814	91,864	108,014	126,050	150,015	158,162	174,690
Operating expenses:
Research and development (1) (2)	37,576	39,811	42,340	51,631	77,855	98,783	104,481	110,236
Sales and marketing (1) (2)	32,822	37,749	45,949	59,035	71,607	90,421	100,657	106,394
General and administrative (1) (2)	23,393	24,212	28,608	41,335	64,176	54,543	47,690	51,859
Total operating expenses	93,791	101,772	116,897	152,001	213,638	243,747	252,828	268,489
Loss from operations	(24,257)	(21,958)	(25,033)	(43,987)	(87,588)	(93,732)	(94,666)	(93,799)
Other income (expenses), net	665	(1,898)	(1,939)	(2,751)	(636)	(880)	4,377	4,708
Loss before benefit (provision) for income taxes	(23,592)	(23,856)	(26,972)	(46,738)	(88,224)	(94,612)	(90,289)	(89,091)
Benefit (provision) for income taxes	(137)	(150)	(84)	(420)	51,721	2,033	2,555	(1,156)
Net loss attributable to common stockholders	$(23,729)	$(24,006)	$(27,056)	$(47,158)	$(36,503)	$(92,579)	$(87,734)	$(90,247)

(1)	Includes stock-based compensation expense as follows:

	Three Months Ended
	Mar 31, 2018	Jun 30, 2018	Sep 30, 2018	Dec 31, 2018	Mar 31, 2019	Jun 30, 2019	Sep 30, 2019	Dec 31, 2019
	(Unaudited, in thousands)
Cost of revenue	$222	$266	$284	$354	$1,809	$1,623	$1,674	$2,017
Research and development	7,872	9,749	10,879	13,777	25,339	33,701	34,348	32,624
Sales and marketing	3,859	5,049	5,246	9,462	11,749	14,564	16,143	18,430
General and administrative	5,587	5,942	6,332	8,393	19,427	20,852	16,103	13,915
Total	$17,540	$21,006	$22,741	$31,986	$58,324	$70,740	$68,268	$66,986

(2)	Includes amortization of acquired intangibles as follows:

	Three Months Ended
	Mar 31, 2018	Jun 30, 2018	Sep 30, 2018	Dec 31, 2018	Mar 31, 2019	Jun 30, 2019	Sep 30, 2019	Dec 31, 2019
	(Unaudited, in thousands)
Cost of revenue	$1,198	$1,125	$1,396	$1,937	$8,460	$11,857	$12,549	$12,401
Research and development	22	—	—	—	—	—	—	—
Sales and marketing	220	206	390	301	5,003	7,329	7,322	7,886
General and administrative	20	20	20	315	153	62	121	(336)
Total	$1,460	$1,351	$1,806	$2,553	$13,616	$19,248	$19,992	$19,951

Consolidated Statement of Operations, as a percentage of revenue **

	Three Months Ended
	Mar 31, 2018	Jun 30, 2018	Sep 30, 2018	Dec 31, 2018	Mar 31, 2019	Jun 30, 2019	Sep 30, 2019	Dec 31, 2019
	(Unaudited)
Revenue	100%	100%	100%	100%	100%	100%	100%	100%
Cost of revenue	46	46	46	47	46	45	46	47
Gross profit	54	54	54	53	54	55	54	53
Operating expenses:
Research and development	29	27	25	25	33	36	35	33
Sales and marketing	25	26	27	29	31	33	34	32
General and administrative	18	16	17	20	28	20	16	16
Total operating expenses	73	69	69	74	92	89	86	81
Loss from operations	(19)	(15)	(15)	(22)	(38)	(34)	(32)	(28)
Other income (expenses), net	1	(1)	(1)	(1)	*	*	1	1
Loss before benefit (provision) for income taxes	(18)	(16)	(16)	(23)	(38)	(34)	(31)	(27)
Benefit (provision) for income taxes	*	*	*	*	22	1	1	*
Net loss attributable to common stockholders	(18)%	(16)%	(16)%	(23)%	(16)%	(34)%	(30)%	(27)%

*	Less than 0.5% of revenue.

**	Columns may not add up to 100% due to rounding.

	Three Months Ended
	Mar 31, 2018	Jun 30, 2018	Sep 30, 2018	Dec 31, 2018	Mar 31, 2019	Jun 30, 2019	Sep 30, 2019	Dec 31, 2019
	(Unaudited, dollars in thousands)
Number of Active Customer Accounts (as of end date of period) (1) (2)	53,985	57,350	61,153	64,286	154,797	161,869	172,092	179,000
Base Revenue (in thousands) (1) (3)	$117,507	$135,004	$154,348	$186,158	$220,885	$256,737	$275,548	$306,638
Base Revenue Growth Rate (1)	46%	54%	68%	77%	88%	90%	79%	65%
Dollar-Based Net Expansion Rate (4)	132%	137%	145%	147%	146%	140%	132%	124%

________________________

(1) For the three months ended March 31, 2019 and subsequent quarterly periods in 2019, Active Customer Accounts, Base Revenue and Base Revenue Growth Rate include the contribution from the Twilio SendGrid acquisition, which closed on February 1, 2019. Effective December 31, 2019, we round down the number of Active Customer Accounts to the nearest thousand.
(2) See the section titled "Key Business Metrics—Number of Active Customer Accounts."
(3) See the section titled "Key Business Metrics—Base Revenue."
(4) See the section titled "Key Business Metrics—Dollar-Based Net Expansion Rate."

Quarterly Trends in Revenue and Gross Margin
Our quarterly revenue increased in each period presented primarily due to an increase in the usage of our products, the adoption of additional products by our existing customers, as evidenced by our Dollar-Based Net Expansion Rates and an increase in our new customers. For the three months ended March 31, 2019 and subsequent quarterly periods in 2019, our revenue also includes the contribution from our Twilio SendGrid business since the date of our acquisition of this business on February 1, 2019.
In the first three quarters of 2019, the gross margin stayed relatively consistent due to continued platform optimization, offset by continued international product usage. In the fourth quarter of 2019, international usage continued to increase at a higher rate than domestic usage, causing a slight decline in gross margin percentage.
In the first three quarters of 2018 the gross margin improved due to continued platform optimization, along with changes in our product and geographic mix. In the fourth quarter of 2018, an increasing mix of international product usage offset the continued platform optimization drove a modest decline in gross margin percentage.
Quarterly Trends in Operating Expenses
Our operating expenses have generally increased sequentially on a dollar basis as a result of our growth, primarily related to our acquisition of SendGrid, increased personnel costs to support our expanded operations, our continued investment in our products, our operations as a public company and ongoing litigations.

In the first quarter of 2019, our general and administrative expenses included $12.4 million of costs related to the acquisition of our Twilio SendGrid business on February 1, 2019. In the third quarter of 2019, our sales and marketing expenses included $9.4 million of costs related to our SIGNAL customer and developer conference, which occurred in the third quarter of 2019.
In the third and fourth quarters of 2018, our sales and marketing expenses included $1.5 million and $6.8 million, respectively, of expenses related to our SIGNAL customer and developer conference. In the third quarter of 2018, our general and administrative expenses increased by $1.5 million due to a preliminary settlement reached in an outstanding class action case. In the fourth quarter of 2018, our general and administrative expenses further increased by $2.8 million due to the expenses related to our acquisition of Twilio SendGrid business.
Liquidity and Capital Resources
To date, our principal sources of liquidity have been (i) the net proceeds of $155.5 million, $64.4 million, and $979.0 million, net of underwriting discounts and offering expenses, from our initial public offering in June 2016 and our subsequent public offerings in October 2016 and June 2019, respectively; (ii) the net proceeds we received through private sales of equity securities; (iii) the net proceeds of approximately $537.0 million, after deducting purchaser discounts and debt issuance costs paid by us, from issuance of the 0.25% convertible senior notes due 2023 (the "Notes"), as described in Note 9 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K; and (iv) the payments received from customers using our products. From our inception through March 31, 2016, we completed several rounds of equity financing through the sale of our convertible preferred stock for total net proceeds of $237.1 million.
We believe that our cash, cash equivalents and marketable securities balances, as well as the cash flows generated by our operations will be sufficient to satisfy our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. However, our belief may prove to be incorrect, and we could utilize our available financial resources sooner than we currently expect. Our future capital requirements and the adequacy of available funds will depend on many factors, including those set forth in Part I, Item 1A, “Risk Factors.” We may be required to seek additional equity or debt financing in order to meet these future capital requirements. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us, or at all. If we are unable to raise additional capital when desired, our business, results of operations and financial condition would be adversely affected.
Cash Flows
The following table summarizes our cash flows:

	Year Ended December 31,
	2019	2018	2017
	(In thousands)
Cash provided by (used in) operating activities	$14,048	$7,983	$(3,255)
Cash used in investing activities	(1,285,792)	(139,419)	(226,748)
Cash provided by financing activities	1,020,145	515,819	36,437
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	163	74
Net (decrease) increase in cash, cash equivalents and restricted cash	$(251,599)	$384,546	$(193,492)
Cash Flows from Operating Activities
In 2019, cash provided by operating activities consisted primarily of our net loss of $307.1 million adjusted for non-cash items, including $264.3 million of stock-based compensation expense, $55.7 million of tax benefit related to release of valuation allowance in connection with our acquisitions of other businesses, $110.4 million of depreciation and amortization expense, $23.7 million amortization of the debt discount and issuance costs related to our Notes, $23.2 million amortization of our operating right-of-use asset and $48.0 million of cumulative changes in operating assets and liabilities. With respect to changes in operating assets and liabilities, accounts receivable and prepaid expenses increased $71.7 million primarily due to the timing of cash receipts from certain of our larger customers, pre-payments for cloud infrastructure fees and certain operating expenses. Accounts payable and other current liabilities increased $63.4 million primarily due to increases in transaction volumes. Operating right-of-use liability decreased $21.1 million due to payments made against our operating lease obligations. Other long-term assets increased $18.0 million primarily due to an increase in the deferred sales commissions balances related to the growth of our business.

In 2018, cash provided by operating activities consisted primarily of our net loss of $121.9 million adjusted for non-cash items, including $93.3 million of stock-based compensation expense, $26.1 million of depreciation and amortization expense, $14.1 million amortization of the debt discount and issuance costs related to our Notes and $14.8 million of cumulative changes in operating assets and liabilities. With respect to changes in operating assets and liabilities, accounts receivable and prepaid expenses increased $67.0 million, which resulted primarily from the timing of cash receipts from certain of our larger customers, pre-payments for cloud infrastructure fees and certain operating expenses. Accounts payable and other current liabilities increased $52.1 million and deferred revenue and customer deposits increased $6.0 million primarily due to increases in transaction volumes.
In 2017, cash used in operating activities consisted primarily of our net loss of $63.7 million adjusted for non-cash items, including $49.6 million of stock-based compensation expense, $18.8 million of depreciation and amortization expense and $10.2 million of cumulative changes in operating assets and liabilities. With respect to changes in operating assets and liabilities, accounts receivable and prepaid expenses increased $13.1 million, which resulted primarily from the timing of cash receipts from certain of our larger customers, pre-payments for cloud infrastructure fees and certain operating expenses. Accounts payable and other current liabilities increased $2.1 million and deferred revenue increased $3.6 million due to increases in transaction volumes, which were partially offset by the $13.4 million release of tax liability upon certain obligation settlements and estimate revisions as discussed further in detail in Note 12 of our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Cash Flows from Investing Activities
In 2019, cash used in investing activities was $1,285.8 million primarily consisting of $1,341.3 million of purchases of marketable securities and other investments, net of maturities and sales, $122.7 million of net cash paid to acquire other businesses as described in Note 6 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K, $21.9 million related to capitalized software development costs and $45.4 million related to purchases of long-lived assets.
In 2018, cash used in investing activities was $139.4 million, primarily consisting of $84.2 million of purchases of marketable securities, net of maturities, $30.6 million of net cash paid to acquire other businesses, as described in Note 6 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K, and $19.5 million related to capitalized software development costs.
In 2017, cash used in investing activities was $226.7 million, primarily consisting of $177.3 million of purchases of marketable securities, net of maturities, $22.6 million of net cash paid to acquire other businesses, as described in Note 6 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K, $17.3 million related to capitalized software development costs and $9.5 million related to purchases of long-lived assets.
Cash Flows from Financing Activities
In 2019, cash provided by financing activities was $1,020.1 million primarily consisting of $979.1 million in net proceeds from our public equity offering, as described in Note 13 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K, and $57.5 million proceeds from stock options exercised by our employees and shares issued under our employee stock purchase plan.

In 2018, cash provided by financing activities was $515.8 million, primarily consisting of $537.1 million net proceeds from our Notes, net of purchaser discounts and issuance costs paid in the period, and $40.0 million proceeds from stock options exercised by our employees and shares issued under our employee stock purchase plan. This was partially offset by a $58.5 million payment for capped call transactions.
In 2017, cash provided by financing activities was $36.4 million, primarily consisting of $37.6 million proceeds from stock options exercises by our employees and shares issued under our employee stock purchase plan.
Off-Balance Sheet Arrangements
We have not entered into any off-balance sheet arrangements and do not have any holdings in variable interest entities.
Contractual Obligations and Other Commitments
The following table summarizes our contractual obligations as of December 31, 2019:

	Less Than One Year	One to Three Years	Three to Five Years	Five Years or More	Total Payments
	(In thousands)
Operating leases (1)	$35,997	$67,976	$53,259	$43,125	$200,357
Finance leases (2)	7,586	6,992	1,896	581	17,055
Convertible senior notes (3)	—	—	549,999	—	549,999
Noncancelable purchase obligations (4)	62,444	53,668	3,750	—	119,862
Total payments	$106,027	$128,636	$608,904	$43,706	$887,273
__________________
(1) Operating leases represent total future minimum rent payments under noncancelable operating lease agreements.
(2) Finance leases represent total future minimum payments under a noncancelable financing lease agreements.
(3) See Note 9 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for a discussion of our convertible senior notes.

(4) Noncancelable purchase obligations represent total future minimum payments under contracts with our cloud infrastructure provider, network service providers and other vendors. Purchase obligations exclude agreements that are cancelable without penalty. Unrecognized tax benefits are not included in the table above because any amounts expected to be settled in cash are not material.
Segment Information
We have one business activity and operate in one reportable segment.
Critical Accounting Policies and Estimates
Our consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Our actual results could differ from these estimates.
We believe that the accounting policies, assumptions and estimates associated with revenue recognition and business combinations have the greatest potential impact on our consolidated financial statements. Therefore, we consider these to be our critical accounting policies and estimates.
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
Subscription-based fees are derived from certain non-usage-based contracts, such as with the sales of short codes and customer support. Non-usage-based contracts revenue is recognized on a ratable basis over the contractual term which is generally one year or less.
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

Recent Accounting Pronouncements Not Yet Adopted

See Note 2(ac) to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for a discussion of recent accounting pronouncements not yet adopted.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
We are exposed to certain market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities as follows:
Interest Rate Risk
We had cash and cash equivalents of $253.7 million and marketable securities of $1,599.0 million as of December 31, 2019. Cash and cash equivalents consist of bank deposits and money market funds. Marketable securities consist primarily of U.S. treasury securities and high credit quality corporate debt securities. The cash and cash equivalents and marketable securities are held for working capital purposes. Such interest‑earning instruments carry a degree of interest rate risk. To date, fluctuations in interest income have not been significant. The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. Due to the short‑term nature of our investments, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. A hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our consolidated financial statements.
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
Currency Exchange Risks
The functional currency of our foreign subsidiaries is the U.S. dollar. The local currencies of our foreign subsidiaries are the Australian dollar, the Bermuda dollar, the Brazilian real, British pound, the Colombian peso, Czech Republic koruna, the Euro, the Hong Kong dollar, the Indian Rupee, the Japanese yen, the Singapore dollar and the Swedish krona.
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

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Twilio Inc. and subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

The Company acquired SendGrid, Inc. (SendGrid) during fiscal 2019, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019, SendGrid’s internal control over financial reporting associated with $271.4 million, or 5%, of total assets and $177.1 million, or 16%, of total revenues included in the consolidated financial statements of the Company as of and for the year ended December 31, 2019. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of SendGrid.

Change in Accounting Principle
As discussed in Note 2(v) to the consolidated financial statements, the Company has changed its method of accounting for leases as of January 1, 2019 due to the adoption of Financial Accounting Standards Codification (ASC) Topic 842, Leases.

Basis for Opinions
The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control Over Financial Reporting, appearing under Item 9A(b). Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the Audit Committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Testing of revenue recognition
As discussed in Note 2(e) to the consolidated financial statements, and disclosed in the consolidated statement of operations, the Company has recorded $1,134.5 million in revenues for the year ended December 31, 2019. The Company’s revenue is derived from usage and non-usage based fees earned from customers accessing the Company’s enterprise cloud computing services. The Company’s revenue recognition process is highly automated and revenue is recorded within the Company’s general ledger through reliance on customized and proprietary information technology (IT) systems.

We identified the testing of revenue recognition as a critical audit matter. This matter required especially subjective auditor judgment because of the number of information technology (IT) applications involved in the revenue recognition process. Auditor judgment was required in determining the nature and extent of audit evidence obtained over revenue. Involvement of IT professionals with specialized skills and knowledge was required to assist with the performance of certain procedures and determination of IT applications subject to testing.

The primary procedures we performed to address this critical audit matter included the following. We involved IT professionals with specialized skills and knowledge, who assisted in testing the various systems interacting with the Company’s revenue recognition process. We tested certain internal controls over the Company’s general information technology and application controls related to the systems utilized within the Company’s revenue recognition process, focusing on the automated elements of the flow of transactions. We evaluated the Company’s significant accounting policies related to revenue recognition. For a sample of customer agreements we tested the Company’s identification and treatment of significant contract terms, including comparing the pricing reflected in the Company’s revenue IT system to the contractually agreed upon pricing with the customer. For a sample of transactions we compared the amounts recognized for consistency with underlying documentation, including contracts with customers. We assessed the recorded revenue by comparing revenue to underlying cash receipts. We inspected credits issued subsequent to year end to assess the revenue recorded within the period.

In addition, we evaluated the overall sufficiency of audit evidence obtained over revenue.

Assessment of the acquisition date valuation of intangible assets related to a business combination
As discussed in Note 6 to the consolidated financial statements, on February 1, 2019, the Company acquired the outstanding shares of SendGrid, Inc. by issuing shares of its Class A common stock worth approximately $2.7 billion. As part of the acquisition, the Company acquired $483.0 million of intangible assets, including developed technology and customer relationships.

We identified the assessment of the acquisition date valuation of the developed technology and customer relationship intangible assets acquired as a critical audit matter. There was a high degree of subjectivity in evaluating the discount rate and forecasted revenue growth rates used to derive the fair value of the developed technology and customer relationship acquired intangible assets.

The primary procedures we performed to address the critical audit matter included the following. We tested certain internal controls over the Company’s valuation process, including the Company’s controls over the revenue growth rate forecasts and the assumptions used to develop the discount rate. We compared prior period forecasted revenue to prior period actual revenue to evaluate the Company’s ability to forecast. We evaluated the Company’s forecasted revenue growth rates used to value intangible assets by 1) comparing the growth forecast assumptions to peer companies; and 2) comparing forecasted growth rates to historical growth rates. We involved a valuation professional with specialized skills and knowledge, who assisted in testing by:

•
Evaluating the discount rate used by the Company to value the developed technology and customer relationship intangible assets by comparing it against a discount rate range that was independently developed using publicly available data for comparable companies; and

•
Developing an estimate of the fair value of the developed technology and customer relationship intangible assets acquired using the Company’s cash flow forecast and independently developed discount rate, and comparing the results of our estimate of fair value to the Company’s fair value estimate.

/s/ KPMG LLP

We have served as the Company’s auditor since 2013.

Santa Clara, California
March 2, 2020

TWILIO INC.
Consolidated Balance Sheets

	As of December 31,
	2019	2018
	(In thousands, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$253,660	$487,215
Short-term marketable securities	1,599,033	261,128
Accounts receivable, net	154,067	97,712
Prepaid expenses and other current assets	54,571	26,893
Total current assets	2,061,331	872,948
Restricted cash	75	18,119
Property and equipment, net	141,256	63,534
Operating right-of-use asset	156,741	—
Intangible assets, net	460,849	27,558
Goodwill	2,296,784	38,165
Other long-term assets	33,480	8,386
Total assets	$5,150,516	$1,028,710
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$39,099	$18,495
Accrued expenses and other current liabilities	147,681	96,343
Deferred revenue and customer deposits	26,362	22,972
Operating lease liability, current	27,156	—
Finance lease liability, current	6,924	—
Total current liabilities	247,222	137,810
Operating lease liability, noncurrent	139,200	—
Finance lease liability, noncurrent	8,746	—
Convertible senior notes, net	458,190	434,496
Other long-term liabilities	17,747	18,169
Total liabilities	871,105	590,475
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $0.001 par value, 100,000,000 shares authorized, none issued	—	—
Class A and Class B common stock, $0.001 par value per share
Authorized shares 1,100,000,000 as of December 31, 2019 and 2018; Issued and outstanding shares 138,412,799 and 100,080,228 as of December 31, 2019 and 2018	138	100
Additional paid-in capital	4,952,999	808,527
Accumulated other comprehensive income	5,086	1,282
Accumulated deficit	(678,812)	(371,674)
Total stockholders’ equity	4,279,411	438,235
Total liabilities and stockholders’ equity	$5,150,516	$1,028,710
See accompanying notes to consolidated financial statements.

TWILIO INC.
Consolidated Statements of Operations

	Year Ended December 31,
	2019	2018	2017
	(In thousands, except share and per share amounts)
Revenue	$1,134,468	$650,067	$399,020
Cost of revenue	525,551	300,841	182,895
Gross profit	608,917	349,226	216,125
Operating expenses:
Research and development	391,355	171,358	120,739
Sales and marketing	369,079	175,555	100,669
General and administrative	218,268	117,548	60,791
Total operating expenses	978,702	464,461	282,199
Loss from operations	(369,785)	(115,235)	(66,074)
Other income (expense), net	7,569	(5,923)	3,071
Loss before provision for income taxes	(362,216)	(121,158)	(63,003)
Income tax benefit (provision)	55,153	(791)	(705)
Net loss attributable to common stockholders	$(307,063)	$(121,949)	$(63,708)
Net loss per share attributable to common stockholders, basic and diluted	$(2.36)	$(1.26)	$(0.70)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	130,083,046	97,130,339	91,224,607
See accompanying notes to consolidated financial statements.

TWILIO INC.
Consolidated Statements of Comprehensive Loss

	Year Ended December 31,
	2019	2018	2017
	(In thousands)
Net loss	$(307,063)	$(121,949)	$(63,708)
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities, net of tax	3,804	258	(598)
Foreign currency translation	—	(1,001)	2,623
Total other comprehensive income (loss), net of tax	3,804	(743)	2,025
Comprehensive loss attributable to common stockholders	$(303,259)	$(122,692)	$(61,683)
See accompanying notes to consolidated financial statements.

TWILIO INC.
Consolidated Statements of Stockholders' Equity

	Common Stock Class A		Common Stock Class B		Additional Paid In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
	(In thousands, except share amounts)
Balance as of December 31, 2016	49,996,410	$51	37,252,138	$36	$516,090	$—	$(186,730)	$329,447
Net loss	—	—	—	—	—	—	(63,708)	(63,708)
Exercises of vested stock options	—	—	5,186,539	6	25,591	—	—	25,597
Vesting of early exercised stock options	—	—	—	—	378	—	—	378
Vesting of restricted stock units	360,116	—	351,255	—	—	—	—	—
Value of equity awards withheld for tax liability		—	(22,538)	—	(678)	—	—	(678)
Exercises of unvested stock options	—	—	22,510	—	—	—	—	—
Conversion of shares of Class B common stock into shares of Class A common stock	18,710,499	18	(18,710,499)	(18)	—	—	—	—
Shares issued under ESPP	794,142	1	—	—	11,917	—	—	11,918
Donated common stock	45,383	—	—	—	1,172	—	—	1,172
Repurchases of unvested stock options	—	—	(16,159)	—	(100)	—		(100)
Unrealized loss on marketable securities	—	—	—	—	—	(598)	—	(598)
Foreign currency translation	—	—	—	—	—	2,623	—	2,623
Stock-based compensation	—	—	—	—	53,795	—	—	53,795
Balance as of December 31, 2017	69,906,550	70	24,063,246	24	608,165	2,025	(250,438)	359,846

Net loss	—	—	—	—	—	—	(121,949)	(121,949)
Adjustment to opening retained earnings due to adoption of ASC 606	—	—	—	—	—	—	713	713
Exercises of vested stock options	—	—	3,625,991	4	29,732	—	—	29,736
Vesting of early exercised stock options	—	—	—	—	36	—	—	36
Vesting of restricted stock units	1,970,565	2	172,211	—	—	—	—	2
Value of equity awards withheld for tax liability	(25,932)	—	(22,044)	—	(2,654)	—	—	(2,654)
Exercises of unvested stock options	—	—	2,041	—	—	—	—	—
Conversion of shares of Class B common stock into shares of Class A common stock	8,530,980	8	(8,530,980)	(8)	—	—	—	—
Shares issued under ESPP	325,262	—	—	—	10,122	—	—	10,122
Issuance of debt conversion option	—	—	—	—	119,435	—	—	119,435
Debt conversion option issuance costs	—	—	—	—	(2,819)	—	—	(2,819)
Capped call option issuance costs	—	—	—	—	(58,465)	—	—	(58,465)
Donated common stock	62,338	—	—	—	5,996	—	—	5,996
Unrealized gain on marketable securities	—	—	—	—	—	258	—	258
Foreign currency translation	—	—	—	—	—	(1,001)	—	(1,001)
Stock-based compensation	—	—	—	—	98,979	—	—	98,979
Balance as of December 31, 2018	80,769,763	80	19,310,465	20	808,527	1,282	(371,674)	438,235

Net loss	—	—	—	—	—	—	(307,063)	(307,063)
Exercises of vested stock options	1,466,813	1	2,154,053	2	37,739	—	—	37,742
Recapitalization of a subsidiary	—	—	—	—	75	—	(75)	—
Vesting of early exercised stock options	—	—	—	—	21	—	—	21
Vesting of restricted stock units	2,775,788	2	117,331	1	—	—	—	3
Value of equity awards withheld for tax liability	(23,543)	—	(22,095)	—	(5,412)	—	—	(5,412)
Conversion of shares of Class B common stock into shares of Class A common stock	10,029,127	9	(10,029,127)	(9)	—	—	—	—
Shares issued under ESPP	244,628	—	—	—	19,738	—	—	19,738
Issuance of common stock in connection with a follow-on public offering, net of underwriter discounts	8,064,515	8	—	—	979,992			980,000
Costs related to the follow-on public offering	—	—	—	—	(953)	—	—	(953)
Shares issued in acquisition	23,555,081	24	—	—	2,658,874	—	—	2,658,898
Value of equity awards assumed in acquisition	—	—	—	—	182,554	—	—	182,554
Unrealized gain on marketable securities	—	—	—	—	—	3,804	—	3,804
Stock-based compensation	—	—	—	—	271,844	—	—	271,844
Balance as of December 31, 2019	126,882,172	$124	11,530,627	$14	$4,952,999	$5,086	$(678,812)	$4,279,411
See accompanying notes to consolidated financial statements.

TWILIO INC.
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2019	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:	(In thousands)
Net loss	$(307,063)	$(121,949)	$(63,708)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	110,430	26,095	18,764
Non-cash reduction to the right-of-use asset	23,193	—	—
Net amortization of investment premium and discount	(4,501)	(1,496)	262
Amortization of debt discount and issuance costs	23,696	14,053	—
Stock-based compensation	264,318	93,273	49,619
Tax benefit related to release of valuation allowance	(55,745)	—	—
Other adjustments	7,676	12,824	2,018
Changes in operating assets and liabilities:
Accounts receivable	(51,357)	(58,234)	(15,280)
Prepaid expenses and other current assets	(20,316)	(8,739)	2,214
Other long-term assets	(18,021)	(5,305)	(1,984)
Accounts payable	17,255	6,980	5,433
Accrued expenses and other current liabilities	46,154	45,120	(3,312)
Deferred revenue and customer deposits	2,968	5,958	3,560
Operating right of use liability	(21,138)	—	—
Long-term liabilities	(3,501)	(597)	(841)
Net cash provided by (used in) operating activities	14,048	7,983	(3,255)
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions, net of cash acquired	122,749	(30,574)	(22,621)
Purchases of marketable securities and other investments	(2,038,422)	(279,687)	(293,186)
Proceeds from sales and maturities of marketable securities	697,171	195,497	115,877
Capitalized software development costs	(21,922)	(19,546)	(17,280)
Purchases of long-lived assets	(45,368)	(5,109)	(9,538)
Net cash used in investing activities	(1,285,792)	(139,419)	(226,748)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from a public offering, net of underwriting discount	980,000	—	—
Payments of costs related to public offerings	(877)	—	(430)
Proceeds from issuance of convertible senior notes	—	550,000	—
Payment of debt issuance costs	—	(12,941)	—
Purchase of capped call	—	(58,465)	—
Principal payments on notes payable	(5,400)	—	—
Principal payments on finance leases	(5,646)	—	—
Proceeds from exercises of stock options and shares issued in ESPP	57,480	39,879	37,645
Value of equity awards withheld for tax liabilities	(5,412)	(2,654)	(678)
Repurchases of common stock	—	—	(100)
Net cash provided by financing activities	1,020,145	515,819	36,437
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	163	74
NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(251,599)	384,546	(193,492)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—Beginning of period	505,334	120,788	314,280
CASH, CASH EQUIVALENTS AND RESTRICTED CASH —End of period	$253,735	$505,334	$120,788
Cash paid for income taxes, net	$1,368	$564	$605
Cash paid for interest	$2,290	$741	$—
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Finance lease right-of-use assets assumed in a business combination	$14,173	$—	$—
Purchases of property and equipment through finance leases	$5,848	$2,478	$—
Acquisition holdback	$7,980	$2,290	$—
Value of common stock issued and stock awards assumed in acquisition	$2,841,452	$—	$—
Stock-based compensation capitalized in software development costs	$7,777	$5,706	$4,176
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
The Company’s headquarters are located in San Francisco, California, and the Company has subsidiaries in Australia,
Bermuda, Brazil, Colombia, Czech Republic, Estonia, France, Germany, Hong Kong, Ireland, India, Japan, the Netherlands, Singapore, Spain, Sweden, United Kingdom and the United States.
2. Summary of Significant Accounting Policies
(a)Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”).
(b)Principles of Consolidation
The consolidated financial statements include the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated.
(c)Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates are used for, but not limited to, revenue allowances and sales credit reserves; recoverability of long-lived and intangible assets; capitalization and useful life of the Company’s capitalized internal-use software development costs; fair value of acquired intangible assets and goodwill; accruals and contingencies. Estimates are based on historical experience and on various assumptions that the Company believes are reasonable under current circumstances. However, future events are subject to change and best estimates and judgments may require further adjustments, therefore, actual results could differ materially from those estimates. Management periodically evaluates such estimates and they are adjusted prospectively based upon such periodic evaluation.
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
The Company sells its services to a wide variety of customers. If the financial condition or results of operations of any significant customers deteriorate substantially, operating results could be adversely affected. To reduce credit risk, management performs credit evaluations of the financial condition of significant customers. The Company does not require collateral from its credit customers and maintains reserves for estimated credit losses on customer accounts when considered necessary. Actual credit losses may differ from the Company’s estimates. During the years ended December 31, 2019, 2018 and 2017, no customer organization accounted for more than 10% of the Company’s total revenue.
As of December 31, 2019 and 2018, no customer organization represented more than 10% of the Company’s gross accounts receivable.

(e)Revenue Recognition
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
The Company determines revenue recognition through the following steps:
•Identification of the contract, or contracts, with a customer;
•Identification of the performance obligations in the contract;
•Determination of the transaction price;
•Allocation of the transaction price to the performance obligations in the contract; and
•Recognition of revenue when, or as, the Company satisfies a performance obligation.
Nature of Products and Services
The Company's revenue is primarily derived from usage-based fees earned from customers accessing the Company's enterprise cloud computing services. Platform access is considered a monthly series comprising of one performance obligation and usage-based fees are recognized as revenue in the period in which the usage occurs. In the years ended December 31, 2019, 2018 and 2017, the revenue from usage-based fees represented 75%, 84% and 83% of total revenue, respectively.
Subscription-based fees are derived from certain non-usage-based contracts, such as with the sales of short codes and customer support. Non-usage-based contracts revenue is recognized on a ratable basis over the contractual term which is generally one year or less. In the years ended December 31, 2019, 2018 and 2017, the revenue from non-usage-based fees represented 25%, 16%, and 17% of total revenue, respectively.
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
(f)Deferred Revenue and Customer Deposits
Deferred revenue is recorded when cash payments are received in advance of future usage on non-cancelable contracts. Customer refundable prepayments are recorded as customer deposits. As of December 31, 2019 and 2018, the Company recorded $26.4 million and $23.0 million as its deferred revenue and customer deposits, respectively. During the years ended December 31, 2019 and 2018, the Company recognized $18.7 million and $10.6 million of revenue, respectively, that was included in the deferred revenue and customer deposits balance as of the end of the prior year.
(g)Deferred Sales Commissions
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

Total net capitalized costs as of December 31, 2019 and 2018 were $30.4 million and $9.4 million, respectively, and are included in prepaid expenses and other current and long‑term assets in the accompanying consolidated balance sheets. Amortization of these assets was $4.5 million and $1.4 million in the years ended December 31, 2019 and 2018, respectively, and is included in sales and marketing expense in the accompanying consolidated statements of operations.
(h)Cost of Revenue
Cost of revenue consists primarily of costs of communications services purchased from network service providers. Cost of revenue also includes fees to support the Company's cloud infrastructure, direct costs of personnel, such as salaries and stock-based compensation for the customer care and support services employees, and non-personnel costs, such as amortization of capitalized internal-use software development costs and amortization of acquired intangibles.
(i)Research and Development Expense
Research and development expenses consist primarily of personnel costs, cloud infrastructure fees for staging and development, outsourced engineering services, amortization of capitalized internal-use software development costs and an allocation of general overhead expenses. The Company capitalizes the portion of its software development costs that meets the criteria for capitalization.
(j)Internal-Use Software Development Costs
Certain costs of platform and other software applications developed for internal use are capitalized. The Company capitalizes qualifying internal-use software development costs that are incurred during the application development stage. Capitalization of costs begins when two criteria are met: (i) the preliminary project stage is completed and (ii) it is probable that the software will be completed and used for its intended function. Capitalization ceases when the software is substantially complete and ready for its intended use, including the completion of all significant testing. The Company also capitalizes costs related to specific upgrades and enhancements when it is probable the expenditures will result in additional functionality. Costs incurred for maintenance, minor upgrades and enhancements are expensed. Costs related to preliminary project activities and post-implementation operating activities are also expensed as incurred.
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
(k)Advertising Costs
Advertising costs are expensed as incurred and were $27.0 million, $10.6 million and $4.9 million in the years ended December 31, 2019, 2018, and 2017, respectively. Advertising costs are included in sales and marketing expenses in the accompanying consolidated statements of operations.
(l)Stock-Based Compensation
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

•
Expected volatility. The expected volatility is derived from an average of the historical volatilities of the common stock of the Company and several other entities with characteristics similar to those of the Company, such as the size and operational and economic similarities to the Company's principal business operations;

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
(m)Income Taxes
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
(n)Foreign Currency Translation
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
(o)Comprehensive Income (Loss)
Comprehensive income (loss) refers to net income (loss) and other revenue, expenses, gains and losses that, under generally accepted accounting principles, are recorded as an element of stockholders' equity but are excluded from the calculation of net income (loss).

(p)Net Loss Per Share Attributable to Common Stockholders
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
(q)Cash and Cash Equivalents
The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Cash equivalents consist of cash deposited into money market funds and reverse repurchase agreements. All credit and debit card transactions that process as of the last day of each month and settle within the first few days of the subsequent month are also classified as cash and cash equivalents as of the end of the month in which they were processed.
(r)Restricted Cash
Restricted cash consists of cash deposited into a savings account with a financial institution as collateral for the Company's obligations under certain vendor and facility leases contracts.
(s)Accounts Receivable and Allowance for Doubtful Accounts
Accounts receivable are recorded net of the allowance for doubtful accounts. The allowance for doubtful accounts is estimated based on the Company's assessment of its ability to collect on customer accounts receivable. The Company regularly reviews the allowance by considering certain factors such as historical experience, credit quality, age of accounts receivable balances and other known conditions that may affect a customer's ability to pay. In cases where the Company is aware of circumstances that may impair a specific customer's ability to meet their financial obligations, a specific allowance is recorded against amounts due from the customer which reduces the net recognized receivable to the amount the Company reasonably believe will be collected. The Company writes-off accounts receivable against the allowance when a determination is made that the balance is uncollectible and collection of the receivable is no longer being actively pursued. The allowance for doubtful accounts was $6.3 million and $4.9 million as of December 31, 2019 and 2018, respectively.
(t)Costs Related to Public Offerings
Costs related to the public offerings, which consist of direct incremental legal, printing and accounting fees, are deferred until the offering is completed. Upon completion of the offering, these costs are offset against the offering proceeds within the consolidated statements of stockholders' equity. In the year ended December 31, 2019, the Company recorded in its consolidated statement of stockholders' equity $1.0 million in total offering costs.

(u)Property and Equipment
Property and equipment, both owned and under finance leases, is stated at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful life of the related asset. Maintenance and repairs are charged to expenses as incurred.
The useful lives of property and equipment are as follows:

Capitalized internal-use software development costs	3 years
Data center equipment	2 - 4 years
Office equipment	3 years
Furniture and fixtures	5 years
Software	3 years
Assets under financing lease	5 years or remaining lease term
Leasehold improvements	5 years or remaining lease term

(v)Leases
In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-02, "Leases (Topic 842)", which was further clarified in July 2018 by ASU 2018‑10, “Codification Improvements to Topic 842, Leases”, and ASU 2018‑11, “Leases-Targeted Improvements”. ASU 2018-10 provides narrow amendments to clarify how to apply certain aspects of the new lease standard. ASU 2018-11 addresses implementation issues related to the new lease standard. The standard became effective for the Company on January 1, 2019. Under this standard, lessees are required to recognize in the balance sheet the right-of-use ("ROU") assets and lease liabilities that arise from operating leases. The Company adopted the standard using the optional alternative method on a prospective basis with an effective date as of the beginning of the Company’s fiscal year, January 1, 2019, and applied it to the operating leases that existed on that date. Prior year comparative financial information was not recast under the new standard and continues to be presented under ASC 840. The Company elected to utilize the package of practical expedients available for expired or existing contracts which allowed the Company to carryforward historical assessments of (a) whether contracts are or contain leases, (b) lease classification, and (c) initial direct costs. The Company elected the use of hindsight practical expedient in determining the lease term and assessing the likelihood that lease renewal, termination or purchase option will be exercised. The Company also elected to apply the short-term lease exception for all leases. Under the short-term lease exception, the Company will not recognize ROU assets or lease liabilities for leases that, at the acquisition date, have a remaining lease term of 12 months or less.
As a result of implementing this guidance, the Company recognized a $123.5 million net operating ROU asset and a $132.0 million operating lease liability in its consolidated balance sheet as of January 1, 2019. The ROU asset was presented net of deferred rent of $9.0 million as of January 1, 2019, in the accompanying consolidated balance sheet. In addition, on February 1, 2019, the Company acquired through its business combination with SendGrid approximately $33.7 million in operating ROU assets, $32.6 million in operating lease liability, $14.2 million in finance ROU assets and $13.6 million in finance lease liability.
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
The financial results for the year ended December 31, 2019, are presented under the new standard, while the comparative periods presented are not adjusted and continue to be reported in accordance with the Company’s historical accounting policy.

 See Note 5, “Right-of-use Assets and Lease Liabilities” for further information.
(w)Intangible Assets
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
The useful lives of the intangible assets are as follows:

Developed technology	3 - 7 years
Customer relationships	2 - 8 years
Supplier relationships	2 - 5 years
Trade names	5 years
Patents	20 years
Telecommunication licenses	Indefinite
Trademarks	Indefinite
Domain names	Indefinite

(x)Goodwill
Goodwill represents the excess of the aggregate purchase price over the fair value of net identifiable assets acquired in a business combination. Goodwill is not amortized and is tested for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The Company has determined that it operates as one reporting unit and has selected November 30 as the date to perform its annual impairment test. In the valuation of goodwill, management must make assumptions regarding estimated future cash flows to be derived from the Company's business. If these estimates or their related assumptions change in the future, the Company may be required to record impairment for these assets.
The Company has the option to first perform a qualitative assessment to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount. However, the Company may elect to bypass the qualitative assessment and proceed directly to the quantitative impairment tests. The first step of the impairment test involves comparing the fair value of the reporting unit to its net book value, including goodwill. If the net book value exceeds its fair value, the Company would perform the second step of the goodwill impairment test to determine the amount of the impairment loss.
In January 2017, the FASB issued ASU 2017‑04, “Simplifying the Test for Goodwill Impairment”, which removes the second step of the goodwill impairment test that required a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value. The impairment is limited to the carrying amount of goodwill. This guidance is applied prospectively. The Company early adopted this guidance effective April 1, 2019, which did not have a material impact to its consolidated financial statements.
No goodwill impairment charges have been recorded for any period presented.
(y)Impairment of Long-Lived Assets
The Company evaluates its long-lived assets, including property and equipment and intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Recoverability of assets held and used is measured by a comparison of the carrying amount of an asset or an asset group to estimated undiscounted future net cash flows expected to be generated by the asset or asset group. If such evaluation indicates that the carrying amount of the asset or the asset group is not recoverable, any impairment loss would be equal to the amount the carrying value exceeds the fair value. There was no impairment during the years ended December 31, 2019, 2018 and 2017.
(z)Business Combinations
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
(aa)Segment Information
The Company's Chief Executive Officer is the chief operating decision maker, who reviews the Company's financial information presented on a consolidated basis for purposes of allocating resources and evaluating the Company's financial performance. Accordingly, the Company has determined that it operates in a single reporting segment.
(ab)Fair Value of Financial Instruments
The Company applies fair value accounting for all financial instruments on a recurring basis. The Company's financial instruments, which include cash, cash equivalents, accounts receivable and accounts payable are recorded at their carrying amounts, which approximate their fair values due to their short-term nature. Restricted cash is long-term in nature and consists of cash in a savings account, hence its carrying amount approximates its fair value. Marketable securities consist of U.S. treasury securities, high credit quality corporate debt securities and reverse repurchase agreements. All marketable securities are considered to be available-for-sale and recorded at their estimated fair values. Unrealized gains and losses for available-for-sale securities are recorded in other comprehensive income (loss). In valuing these items, the Company uses inputs and assumptions that market participants would use to determine their fair value, utilizing valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. The fair value of the convertible senior notes due 2023 (the "Notes") is determined based on the closing price for the Notes on the last trading day of the reporting period and is considered as Level 2 in the fair value hierarchy.
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
In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820) Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement”. The amendments under ASU 2018-13 remove, add and modify certain disclosure requirements on fair value measurements. The amendments are effective for interim and annual periods beginning after December 15, 2019. The Company early adopted this guidance effective April 1, 2019, which did not have a material impact to its consolidated financial statements.
(ac)Recently Issued Accounting Guidance, Not yet Adopted

In December 2019, the FASB issued ASU 2019-12, "Simplifying the Accounting for Income Taxes" which simplifies the accounting for income taxes by removing certain exceptions to the general principles for income taxes. ASU 2019-12 will be effective for the Company beginning January 1, 2021, and early adoption is permitted. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements
In August 2018, the FASB issued ASU 2018‑15, “Intangibles—Goodwill and Other—Internal‑Use Software (Subtopic 350‑40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract”. This standard aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal‑use software. The standard is effective for interim and annual periods beginning after December 15, 2019, with early adoption permitted. The Company is evaluating the impact of this guidance on its consolidated financial statements.
In June 2016, the FASB issued ASU 2016‑13, “Financial Instruments-Credit Losses: Measurement of Credit Losses on Financial Instruments”, which changes the impairment model for most financial assets. The new model uses a forward‑looking expected loss method, which will generally result in earlier recognition of allowances for losses. In November 2018, the FASB issued ASU 2018‑19, “Codification Improvements to Topic 326, Financial Instruments-Credit Losses”, which clarifies that receivables arising from operating leases are not within the scope of Topic 326, Financial Instruments-Credit Losses. Instead, impairment of receivables arising from operating leases should be accounted for in accordance with Topic 842, Leases. In April 2019, the FASB issued ASU 2019-04, "Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments," which clarifies treatment of certain credit losses. In May 2019, the FASB issued ASU 2019-05, "Financial Instruments — Credit Losses (Topic 326): Targeted Transition Relief", which permits an entity, upon adoption of ASU 2016-13, to irrevocably elect the fair value option (on an instrument-by-instrument basis) for eligible financial assets measured at amortized cost basis. In November 2019, the FASB issued ASU 2019-11, "Codification Improvements to Topic 326, Financial Instruments - Credit Losses", which clarifies the accounting treatment and disclosure requirements for assets purchased with credit deterioration, troubled debt restructurings, and certain other investments. In February 2020, the FASB issued ASU 2020-02, "Financial Instruments—Credit Losses (Topic 326) and Leases (Topic 842) Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 119 and Update to SEC Section on Effective Date Related to Accounting Standards Update No. 2016-02, Leases (Topic 842)." This ASU provides guidance regarding methodologies, documentation, and internal controls related to expected credit losses. These ASUs are effective for interim and annual periods beginning after December 15, 2019, and early adoption is permitted. The Company is evaluating the impact of this guidance on its consolidated financial statements.

3. Fair Value Measurements
The following tables provide the financial assets measured at fair value on a recurring basis:

	Amortized Cost or Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses Less Than 12 Months	Gross Unrealized Losses More Than 12 Months	Fair Value Hierarchy as of December 31, 2019			Aggregate Fair Value
					Level 1	Level 2	Level 3
Financial Assets:	(In thousands)
Cash and cash equivalents:
Money market funds	$153,252	$—	$—	$—	$153,252	$—	$—	$153,252
Reverse repurchase agreements	35,800	—	—	—	—	35,800	—	35,800
Total included in cash and cash equivalents	189,052	—	—	—	153,252	35,800	—	189,052
Marketable securities:
U.S. Treasury securities	215,847	241	(3)	—	216,085	—	—	216,085
Corporate debt securities and commercial paper	1,378,487	4,516	(55)	—	5,000	1,377,948	—	1,382,948
Total marketable securities	1,594,334	4,757	(58)	—	221,085	1,377,948	—	1,599,033
Strategic investments	5,500	—	—	—	—	—	5,500	5,500
Total financial assets	$1,788,886	$4,757	$(58)	$—	$374,337	$1,413,748	$5,500	$1,793,585

	Amortized Cost or Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses Less Than 12 Months		Gross Unrealized Losses More Than 12 Months	Fair Value Hierarchy as of December 31, 2018			Aggregate Fair Value
						Level 1	Level 2	Level 3
Financial Assets:	(In thousands)
Cash and cash equivalents:
Money market funds	$420,234	$—	$—		$—	$420,234	$—	$—	$420,234
Reverse repurchase agreements	35,000	—	—		—	—	35,000	—	35,000
Commercial paper	9,983	—	—		—	—	9,983	—	9,983
Total included in cash and cash equivalents	465,217	—	—	—	—	420,234	44,983	—	465,217
Marketable securities:
U.S. Treasury securities	59,785	—	(7)		(9)	59,769	—	—	59,769
Corporate debt securities and commercial paper	201,683	23	(123)		(224)	—	201,359	—	201,359
Total marketable securities	261,468	23	(130)		(233)	59,769	201,359	—	261,128
Total financial assets	$726,685	$23	$(130)		$(233)	$480,003	$246,342	$—	$726,345
As the Company views its marketable securities as available to support current operations, it has classified all available for sale securities as short-term. As of December 31, 2019, the Company had no securities that were in unrealized loss position for over 12 months. As of December 31, 2018, for fixed income securities that were in unrealized loss positions, the Company has determined that (i) it does not have the intent to sell any of these investments, and (ii) it is not more likely than not that it will be required to sell any of these investments before recovery of the entire amortized cost basis. In addition, as of December 31, 2019 and 2018, the Company anticipates that it will recover the entire amortized cost basis of such fixed income securities and determined that no other-than-temporary impairments were required to be recognized during the years ended December 31, 2019, 2018 and 2017.

Interest earned on marketable securities was $20.8 million, $3.0 million and $2.6 million in the years ended December 31, 2019, 2018 and 2017, respectively. The interest is recorded as other income (expense), net, in the accompanying consolidated statements of operations.
The following table summarizes the contractual maturities of marketable securities:

	As of December 31, 2019		As of December 31, 2018
	Amortized Cost	Aggregate Fair Value	Amortized Cost	Aggregate Fair Value
Financial Assets:	(In thousands)
Less than one year	$859,996	$861,181	$261,468	$261,128
One to three years	734,338	737,852	—	—
Total	$1,594,334	$1,599,033	$261,468	$261,128

The Company enters into reverse securities repurchase agreements, primarily for short-term investments with maturities of 90 days or less. As of December 31, 2019 and 2018, the Company was party to reverse repurchase agreements totaling $35.8 million and $35.0 million, respectively, which were reported in cash and equivalents in the accompanying consolidated balance sheets. Under these reverse securities repurchase agreements, the Company typically lends available cash at a specified rate of interest and holds U.S. government securities as collateral during the term of the agreement. Collateral value is in excess of the amounts loaned under these agreements.
In May and August 2019, the Company made strategic investments totaling $5.5 million into privately held debt securities in which the Company does not have a controlling interest or significant influence. These securities are recorded at fair value in other long-term assets in the consolidated balance sheet. The Company classifies its strategic investments as Level 3 within the fair value hierarchy based on the nature of the fair value inputs and judgment involved in the valuation process. There were no material changes to fair value of these securities during the year ended December 31, 2019.
As of December 31, 2019 and 2018, the fair value of the 0.25% convertible senior notes due 2023 (the “Notes”), as further described in Note 9 below, was approximately $841.3 million and $743.4 million, respectively. The fair value of the Notes is determined based on the closing price on the last trading day of the reporting period and is classified as a Level 2 security within the fair value hierarchy.

4. Property and Equipment
Property and equipment consisted of the following:

	As of December 31,
	2019	2018
	(In thousands)
Capitalized internal-use software development costs	$100,155	$72,647
Data center equipment (1)	22,009	—
Leasehold improvements	55,886	15,293
Office equipment	25,083	13,563
Furniture and fixtures (1)	10,095	4,918
Software	9,176	1,849
Total property and equipment	222,404	108,270
Less: accumulated depreciation and amortization	(81,148)	(44,736)
Total property and equipment, net	$141,256	$63,534
_______________
(1)    Data center equipment and furniture and fixtures contain assets under finance leases. See Note 5 for further detail.
Depreciation and amortization expense was $37.5 million, $18.9 million and $13.1 million for the years ended December 31, 2019, 2018 and 2017, respectively.

The Company capitalized $29.7 million, $25.3 million and $21.5 million in internal‑use software development costs in the years ended December 31, 2019, 2018 and 2017, respectively, of which $7.8 million, $5.7 million and $4.2 million, respectively, was stock‑based compensation expense. Amortization of capitalized software development costs was $17.1 million, $13.0 million, and $8.4 million in the years ended December 31, 2019, 2018 and 2017, respectively. The amortization of the capitalized software development costs was allocated as follows:

	Year Ended December 31,
	2019	2018	2017
	(In thousands)
Cost of revenue	$9,546	$6,898	$4,788
Research and development	7,345	5,437	3,619
General and administrative	213	689	—
Total	$17,104	$13,024	$8,407

5. Right-of-Use Asset and Lease Liabilities
The Company determines if an arrangement is a lease at inception. The Company presents the operating leases in long-term assets and current and long-term liabilities. Finance lease assets are included in property and equipment, net, and finance lease liabilities are presented in current and long-term liabilities in the accompanying consolidated balance sheet as of December 31, 2019.
Right-of-use ("ROU") assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As the Company’s leases do not generally provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The Company’s lease agreements may have lease and non-lease components, which the Company accounts for as a single lease component. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term and variable payments are recognized in the period they are incurred. The Company’s lease agreements do not contain any residual value guarantees. Leases with an initial term of 12 months or less are not recorded on the balance sheet.
The Company has entered into various operating lease agreements for data centers and office space, and various financing leases agreements for data center and office equipment and furniture.
As of December 31, 2019, the Company had 22 leased properties with remaining lease terms of 0.2 years to 9.0 years, some of which include options to extend the leases for up to 5.0 years.
The components of the lease expense recorded in the consolidated statement of operations were as follows:

Year Ended December 31, 2019
(In thousands)
Operating lease cost	$32,558
Finance lease cost:
Amortization of assets	6,090
Interest on lease liabilities	708
Short-term lease cost	6,342
Variable lease cost	3,792
Total net lease cost	$49,490

Supplemental balance sheet information related to leases was as follows:

Leases	Classification	As of December 31, 2019
Assets:		(In thousands)
Operating lease assets	Operating right-of-use asset, net of accumulated amortization (1)	$156,741
Finance lease assets	Property and equipment, net of accumulated depreciation (2)	14,770
Total leased assets		$171,511

Liabilities:
Current
Operating	Operating lease liability, current	$27,156
Finance	Financing lease liability, current	6,924
Noncurrent
Operating	Operating lease liability, noncurrent	139,200
Finance	Finance lease liability, noncurrent	8,746
Total lease liabilities		$182,026
__________
(1)Operating lease assets are recorded net of accumulated amortization of $23.2 million as of December 31, 2019.
(2) Finance lease assets are recorded net of accumulated depreciation of $6.0 million as of December 31, 2019.
Supplemental cash flow and other information related to leases was as follows:

Year Ended December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:	(In thousands)
Operating cash flows from operating leases	$28,291
Operating cash flows from finance leases (interest)	$687
Financing cash flows from finance leases	$5,646

Weighted average remaining lease term (in years):
Operating leases	6.1
Finance leases	3.0

Weighted average discount rate:
Operating leases	5.5%
Finance leases	5.3%

Maturities of lease liabilities were as follows:

	As of December 31, 2019
	Operating Leases	Finance Leases
Year Ended December 31,	(In thousands)
2020	$35,997	$7,586
2021	34,762	4,659
2022	33,214	2,333
2023	27,859	1,581
2024	25,400	315
Thereafter	43,125	581
Total lease payments	200,357	17,055
Less: imputed interest	(34,001)	(1,385)
Total lease obligations	166,356	15,670
Less: current obligations	(27,156)	(6,924)
Long-term lease obligations	$139,200	$8,746

As of December 31, 2019, the Company had additional operating lease obligations totaling $54.1 million related to leases that will commence in the first and second quarters of 2020 with lease terms ranging from 3.0 years to 6.8 years. The Company had an additional finance lease obligation of $0.7 million related to a lease that will commence in the second quarter of 2020 with a lease term of 6.8 years.
Disclosures related to periods prior to adoption of the New Lease Standard
Rent expense was $10.3 million and $8.1 million for the years ended December 31, 2018 and 2017, respectively.
Future minimum lease payment obligations under noncancelable operating and finance leases were as follows:

	As of December 31, 2019
	Operating Leases	Financing Leases
Year Ended December 31,	(In thousands)
2019	$24,128	$306
2020	29,527	512
2021	30,898	573
2022	30,492	590
2023	30,122	608
Thereafter	81,316	1,939
Total minimum lease payments	$226,483	$4,528

6. Business Combinations
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

The acquisition was accounted for as a business combination and the total purchase price was allocated to the net tangible and intangible assets and liabilities based on their fair values on the acquisition date with the excess recorded as goodwill. Subsequent to the acquisition date of February 1, 2019, and during the measurement period that ended on December 31, 2019, the Company recorded $4.4 million of adjustments to goodwill.
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
The unvested stock awards assumed on the acquisition date continue to vest as the SendGrid employees continue to provide services in the post-acquisition period. The fair value of these awards is recorded as share-based compensation expense over the respective vesting period of each award.
The purchase price components, as adjusted, are summarized in the following table:

Total
(In thousands)
Fair value of Class A common stock transferred	$2,658,898
Fair value of the pre-combination service through equity awards	182,554
Total purchase price, as adjusted	$2,841,452

The following table presents the purchase price allocation, as adjusted, recorded in the Company's consolidated balance sheet as of December 31, 2019.

Total
(In thousands)
Cash and cash equivalents	$156,783
Accounts receivable and other current assets	11,635
Property and equipment, net	38,350
Operating right-of-use asset	33,742
Intangible assets (1)	483,000
Other assets	1,664
Goodwill	2,235,193
Accounts payable and other liabilities	(11,114)
Operating lease liability	(32,568)
Finance lease liability	(13,616)
Note payable	(5,387)
Deferred tax liability	(56,230)
Total purchase price	$2,841,452
__________________________
(1) Identifiable intangible assets are comprised of the following:

	Total	Estimated life
	(In thousands)	(In years)
Developed technology	$294,000	7
Customer relationships	169,000	7
Trade names	20,000	5
Total intangible assets acquired	$483,000

The Company acquired a net deferred tax liability of $56.2 million in this business combination that is included in long-term liabilities in the accompanying consolidated balance sheet. This amount was offset by a release of a valuation allowance on deferred tax assets of $47.9 million.
Developed technology consists of software products and domain knowledge around email delivery developed by SendGrid, which enables the delivery of email reliably and at scale. Customer relationships consists of contracts with platform users that purchase SendGrid’s products and services that carry distinct value. Trade names represent the Company’s right to the SendGrid trade names and associated design as it existed on the acquisition closing date.
Goodwill generated from this acquisition primarily represents the value that is expected from the increased scale and synergies as a result of the integration of both businesses. Goodwill is not deductible for tax purposes.
The estimated fair value of the intangible assets acquired was determined by the Company and the Company considered or relied in part upon a valuation report of a third‑party expert. The Company used an income approach to estimate the fair values of the developed technology, an incremental income approach to estimate the value of the customer relationships and a relief from royalty method to estimate the fair value of the trade name.

Most of the net tangible assets were valued at their respective carrying amounts as of the acquisition date, as the Company believes that these amounts approximate their current fair values. The leases acquired were recorded at their respective fair values as of the acquisition date.
The acquired entity's results of operations were included in the Company's consolidated financial statements from the date of acquisition, February 1, 2019. For the year ended December 31, 2019, SendGrid contributed net operating revenue of $177.1 million, which is reflected in the accompanying consolidated statement of operations. Due to the integrated nature of the Company's operations, the Company believes that it is not practicable to separately identify earnings of SendGrid on a stand-

alone basis.
During the year ended December 31, 2019, the Company incurred costs related to this acquisition of $13.9 million that were expensed as incurred and recorded in general and administrative expenses in the accompanying consolidated statement of operations.
The following unaudited pro forma condensed combined financial information gives effect to the acquisition of SendGrid as if it was consummated on January 1, 2018 (the beginning of the comparable prior reporting period), and includes pro forma adjustments related to the amortization of acquired intangible assets, share-based compensation expense and direct and incremental transaction costs reflected in the historical financial statements. Specifically, the following adjustments were made:

•	For the year ended December 31, 2019, the Company's and SendGrid's direct and incremental transaction costs of $40.8 million are excluded from pro forma combined net loss.

•	For the year ended December 31, 2018, the Company's direct and incremental transaction costs of $13.9 million are included in the pro forma combined net loss.

•	In the year ended December 31, 2019, the pro forma combined net loss includes a reversal of the valuation allowance release of $48.0 million.

•
In the year ended December 31, 2018, the pro forma condensed combined net loss includes a one-time tax benefit of $53.5 million that would have resulted from the acquisition, and an ongoing tax benefit of $29.4 million.

This unaudited data is presented for informational purposes only and is not intended to represent or be indicative of the results of operations that would have been reported had the acquisition occurred on January 1, 2018. It should not be taken as representative of future results of operations of the combined company.
The following table presents the pro forma condensed combined financial information:

	Year Ended December 31,
	2019	2018
	(Unaudited, in thousands)
Revenue	$1,148,214	$796,607
Net loss attributable to common stockholders	$(322,030)	$(211,705)

Other Fiscal 2019 Acquisitions
In fiscal 2019 the Company acquired several businesses for a total purchase price of $43.2 million paid in cash, of which $9.1 million was withheld for the period of 18 to 36 months, and $12.8 million of deferred equity consideration, which is recorded in the post-acquisition period as the services are provided. The Company does not consider these acquisition to be material, individually or in aggregate. Total purchase price was allocated to the tangible and intangibles assets acquired and liabilities assumed based on preliminary calculations as the Company continues to gather information necessary to finalize the valuations. These preliminary values may change in the future reporting periods until the valuations are finalized, which will occur in the second and fourth quarters of 2020. Goodwill of $23.4 million was recorded to reflect the excess purchase price over the net assets acquired and represents the value that the Company expects to realize from expanding its product offerings and other synergies. Goodwill that is expected to be deductible for tax purposes is $6.8 million.

The following table summarizes the preliminary purchase price allocation in aggregate for the other business acquired in fiscal 2019 recorded in the Company's consolidated balance sheet as of December 31, 2019:

Total
(In thousands)
Net liabilities	$(3,219)
Intangible assets (1)	22,986
Goodwill	23,425
Total preliminary purchase price	$43,192
_________________
(1) Identifiable intangible assets were comprised of the following:

	Total	Estimated life
	(In thousands)	(In years)
Developed technology	$11,771	4 - 6
Customer relationships	5,185	3 - 5
Telecommunication licenses	4,370	Indefinite
Supplier relationships	1,660	2
Total intangible assets acquired	$22,986

During the year ended December 31, 2019, the Company incurred $1.9 million of costs related to this acquisition that were expensed as incurred and recorded in general and administrative expenses in the accompanying consolidated statement of operation.
Pro forma results of operations for these acquisitions are not presented as the financial impact to the Company's consolidated financial statements is immaterial.

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
The following table presents the purchase price allocation recorded in the Company's consolidated balance sheet as of December 31, 2018:

Total
(In thousands)
Net liabilities	$(1,538)
Intangible assets (1)	9,920
Goodwill (2)	13,375
Total purchase price	$21,757
_________________

(1)	Identifiable intangible assets were comprised of the following:

	Total	Estimated life
	(In thousands)	(In years)
Developed technology	$9,090	4
Customer relationships	830	2
Total intangible assets acquired	$9,920

(2)
The goodwill is primarily attributable to the future cash flows to be realized from the acquired technology platform as well as operational synergies. The Company has filed for the elections that make the goodwill deductible for U.S. tax purposes.

The Company acquired a net deferred tax liability of $1.7 million in this business combination.
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
The following table presents the purchase price allocation recorded in the Company's consolidated balance sheet as of December 31, 2018:

Total
(In thousands)
Net liabilities	$(313)
Intangible assets (1)	4,500
Goodwill (2)	6,869
Total purchase price	$11,056
_________________

(1)	Identifiable intangible assets were comprised of the following:

	Total	Estimated life
	(In thousands)	(In years)
Developed technology	$3,910	4
Customer relationships	590	0.5
Total intangible assets acquired	$4,500

(2)
The goodwill is primarily attributable to the future cash flows to be realized from the operating synergies between the acquired technology platform and the Company's Programmable Wireless products. The Company has filed for the elections that make the goodwill deductible for U.S. tax purposes.

The Company acquired a net deferred tax liability of $1.2 million in this business combination.
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
The acquisition was accounted for as a business combination and the total purchase price was allocated to the net tangible and intangible assets and liabilities based on their fair values on the acquisition date. The acquired entity's results of operations were included in the consolidated financial statements of the Company from the date of acquisition.
The following table presents the purchase price allocation recorded in the Company's consolidated balance sheet:

Total
(In thousands)
Net liabilities	$(3,575)
Intangible assets (1)	13,700
Goodwill (2)	12,837
Total purchase price	$22,962
_________________

(1)	Identifiable intangible assets were comprised of the following:

	Total	Estimated life
	(In thousands)	(In years)
Developed technology	$5,000	4
Customer relationships	6,100	7 - 8
Supplier relationships	2,600	5
Total intangible assets acquired	$13,700

(2)
Goodwill represents the excess of purchase price over the fair value of identifiable tangible and intangible assets acquired and liabilities assumed. The goodwill in this transaction was primarily attributable to the future cash flows to be realized from the acquired technology platform, existing customer and supplier relationships as well as operational synergies. Goodwill is deductible for tax purposes.

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
The Company incurred costs related to this acquisition of $0.7 million, of which $0.3 million was incurred during the year ended December 31, 2017. All acquisition related costs were expensed as incurred and have been recorded in general and administrative expenses in the accompanying consolidated statements of operations.
Pro forma results of operations for this acquisition are not presented as the financial impact to the Company's consolidated financial statements is immaterial.

7. Goodwill and Intangible Assets
Goodwill
Goodwill balance as of December 31, 2019 and 2018, was as follows:

Total
(In thousands)
Balance as of December 31, 2017	$17,851
Goodwill additions related to 2018 acquisitions	20,356
Measurement period adjustments	571
Effect of exchange rate	(613)
Balance as of December 31, 2018	$38,165
Goodwill additions related to 2019 acquisitions	2,262,622
Measurement period adjustments	(4,003)
Balance as of December 31, 2019	$2,296,784

Intangible assets
Intangible assets consisted of the following:

	As of December 31, 2019
	Gross	Accumulated Amortization	Net
Amortizable intangible assets:	(In thousands)
Developed technology	$333,980	$(55,390)	$278,590
Customer relationships	182,339	(26,347)	155,992
Supplier relationships	4,356	(1,532)	2,824
Trade names	20,060	(3,727)	16,333
Patent	2,707	(262)	2,445
Total amortizable intangible assets	543,442	(87,258)	456,184
Non-amortizable intangible assets:
Telecommunication licenses	4,370	—	4,370
Domain names	32	—	32
Trademarks and other	263	—	263
Total	$548,107	$(87,258)	$460,849

	As of December 31, 2018
	Gross	Accumulated Amortization	Net
Amortizable intangible assets:	(In thousands)
Developed technology	$28,209	$(10,497)	$17,712
Customer relationships	8,153	(2,411)	5,742
Supplier relationships	2,696	(973)	1,723
Trade name	60	(60)	—
Patent	2,264	(178)	2,086
Total amortizable intangible assets	41,382	(14,119)	27,263
Non-amortizable intangible assets:
Domain names	32	—	32
Trademarks	263	—	263
Total	$41,677	$(14,119)	$27,558

Amortization expense was $72.9 million, $7.2 million and $5.7 million for the years ended December 31, 2019, 2018 and 2017, respectively,
Total estimated future amortization expense is as follows:

As of December 31, 2019
Year Ended December 31,	(In thousands)
2020	$81,419
2021	79,785
2022	77,170
2023	73,888
2024	68,359
Thereafter	75,563
Total	$456,184

8. Accrued Expenses and Other Liabilities
Accrued expenses and other current liabilities consisted of the following:

	As of December 31,
	2019	2018
	(In thousands)
Accrued payroll and related	$20,462	$9,886
Accrued bonus and commission	12,898	8,564
Accrued cost of revenue	47,563	29,901
Sales and other taxes payable	28,592	23,631
ESPP contributions	4,023	2,672
Deferred rent	—	1,418
VAT and other taxes	4,838	2,217
Acquisition holdback	6,520	—
Accrued other expense	22,785	18,054
Total accrued expenses and other current liabilities	$147,681	$96,343

Other long-term liabilities consisted of the following:

	As of December 31,
	2019	2018
	(In thousands)
Deferred rent	$—	$7,569
Deferred tax liability	7,535	5,181
Acquisition holdback	3,750	2,290
Capital lease obligation	—	2,170
Accrued other expenses	6,462	959
Total other long-term liabilities	$17,747	$18,169

9. Notes Payable
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
Each $1,000 principal amount of the Notes is initially convertible into 14.104 shares of the Company’s Class A common stock par value $0.001, which is equivalent to an initial conversion price of approximately $70.90 per share. The conversion rate is subject to adjustment upon the occurrence of certain specified events but will not be adjusted for any accrued and unpaid special interest. In addition, upon the occurrence of a make-whole fundamental change, as defined in the indenture, the Company will, in certain circumstances, increase the conversion rate by a number of additional shares for a holder that elects to convert its Notes in connection with such make-whole fundamental change or during the relevant redemption period.
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
During the year ended December 31, 2019, the conditional conversion feature of the Notes was triggered as the last reported sale price of the Company's Class A common stock was more than or equal to 130% of the conversion price for at least 20 trading days (whether or not consecutive) in the period of 30 consecutive trading days ending on December 31, 2019 (the last trading day of the calendar quarter), and therefore the Notes are currently convertible, in whole or in part, at the option of the holders between January 1, 2020 through March 31, 2020. Whether the Notes will be convertible following such period will depend on the continued satisfaction of this condition or another conversion condition in the future. The Company continues to classify the Notes as a long-term liability in its consolidated balance sheet as of December 31, 2019, based on contractual settlement provisions. The Company may redeem the Notes, in whole or in part, at its option, on or after June 1, 2021 but before the 35th scheduled trading day before the maturity date, at a cash redemption price equal to 100% of the principal amount of the Notes to be redeemed, plus accrued and unpaid interest, if any, if the last reported sale price of the Class A common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading days ending on, and including, the trading day immediately before the date the redemption notices were sent; and the trading day immediately before such notices were sent.
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
The net carrying amount of the liability component of the Notes was as follows:

	As of December 31,
	2019	2018
	(In thousands)
Principal	$549,999	$550,000
Unamortized discount	(84,647)	(106,484)
Unamortized issuance costs	(7,162)	(9,020)
Net carrying amount	$458,190	$434,496
The net carrying amount of the equity component of the Notes was as follows:

	As of December 31,
	2019	2018
	(In thousands)
Proceeds allocated to the conversion options (debt discount)	$119,435	$119,435
Issuance costs	(2,819)	(2,819)
Net carrying amount	$116,616	$116,616

The following table sets forth the interest expense recognized related to the Notes:

	Year Ended December 31,
	2019	2018
	(In thousands)
Contractual interest expense	$1,375	$852
Amortization of debt issuance costs	1,858	1,102
Amortization of debt discount	21,838	12,951
Total interest expense related to the Notes	$25,071	$14,905

In connection with the offering of the Notes, the Company entered into privately negotiated capped call transactions with certain counterparties (the “capped calls”). The capped calls each have an initial strike price of approximately $70.90 per share, subject to certain adjustments, which corresponds to the initial conversion price of the Notes. The capped calls have initial cap prices of $105.04 per share, subject to certain adjustments. The capped calls cover, subject to anti-dilution adjustments, approximately 7,757,172 shares of Class A common stock. The capped calls are generally intended to reduce or offset the potential dilution to the Class A common stock upon any conversion of the Notes with such reduction or offset, as the case may be, subject to a cap based on the cap price. The capped calls expire on the earlier of (i) the last day on which any convertible securities remain outstanding and (ii) June 1, 2023, subject to earlier exercise. The capped calls are subject to either adjustment or termination upon the occurrence of specified extraordinary events affecting the Company, including a merger event, a tender offer, and a nationalization, insolvency or delisting involving the Company. In addition, the capped calls are subject to certain specified additional disruption events that may give rise to a termination of the capped calls, including changes in law, insolvency filings, and hedging disruptions. The capped call transactions are recorded in stockholders’ equity and are not accounted for as derivatives. The net cost of $58.5 million incurred to purchase the capped call transactions was recorded as a reduction to additional paid-in capital in the accompanying consolidated balance sheet.
10. Supplemental Balance Sheet Information
A roll‑forward of the Company’s reserves is as follows:

(a)Allowance for doubtful accounts:

	Year Ended December 31,
	2019	2018	2017
	(In thousands)
Balance, beginning of period	$4,945	$1,033	$1,076
Additions	2,226	4,085	580
Write-offs	(884)	(173)	(623)
Balance, end of period	$6,287	$4,945	$1,033

Percentage of revenue	1%	1%	—%

(b)Sales credit reserve:

	Year Ended December 31,
	2019	2018	2017
	(In thousands)
Balance, beginning of period	$3,015	$1,761	$544
Additions	18,143	5,560	2,531
Deductions against reserve	(14,374)	(4,306)	(1,314)
Balance, end of period	$6,784	$3,015	$1,761

Percentage of revenue	1%	—%	—%

11. Revenue by Geographic Area
Revenue by geographic area is based on the IP address or the mailing address at the time of registration. The following table sets forth revenue by geographic area:

	Year Ended December 31,
	2019	2018	2017
Revenue by geographic area:	(In thousands)
United States	$808,857	$484,809	$308,612
International	325,611	165,258	90,408
Total	$1,134,468	$650,067	$399,020

Percentage of revenue by geographic area:
United States	71%	75%	77%
International	29%	25%	23%

Long-lived assets outside the United States were not significant.

12. Commitments and Contingencies

(a)Lease and Other Commitments

The Company entered into various non-cancelable operating lease agreements for its facilities that expire over the next 9.0 years. See Note 5 to these consolidated financial statements for additional detail on the Company's operating and finance lease commitments.
Additionally, the Company has contractual commitments with its cloud infrastructure provider, network service providers and other vendors that are noncancelable and expire within one to four years. Future minimum payments under these noncancelable purchase commitments were as follows. Unrecognized tax benefits are not included in these amounts because any amounts expected to be settled in cash are not material:

As of December 31, 2019
Year Ending December 31,	(In thousands)
2020	$62,444
2021	50,813
2022	2,855
2023	3,750
2024	—
Thereafter	—
Total payments	$119,862

(b)Legal Matters
On April 30, 2015 and March 28, 2016, Telesign Corporation (“Telesign”) filed lawsuits (which were subsequently consolidated) against the Company in the United States District Court, Central District of California (“Telesign I/II”). Telesign alleges in Telesign I/II that the Company is infringing four U.S. patents that it holds: U.S. Patent No. 7,945,034 (“034”), U.S. Patent No. 8,462,920 (“920”), U.S. Patent No. 8,687,038 (“038”) and U.S. Patent No. 9,300,792 (“792”). The consolidated Telesign I/II actions have been transferred to the United States District Court, Northern District. The patent infringement allegations in the lawsuit relate to the Company's two‑factor authentication use case, Authy, and an API tool to find information about a phone number. Telesign seeks, among other things, to enjoin the Company from allegedly infringing the patents, along with damages for lost profits and damages based on a reasonable royalty.
On March 8, 2017, in response to a petition by the Company, the U.S. Patent and Trademark Officer (“PTO”) issued an order instituting an inter partes review for the ‘792 patent. On March 6, 2018, the PTO found all claims challenged by the Company in the inter partes review unpatentable. Telesign did not appeal the PTO's decision and it is final. On October 19, 2018, the district court granted the Company's motion that all remaining asserted claims of the asserted patents are invalid under 35 U.S.C. § 101 and entered judgment in the Company's favor. On November 8, 2018, Telesign appealed the judgment to the United States Court of Appeals for the Federal Circuit. On January 9, 2020, the Federal Circuit Court affirmed the district court’s judgment. Telesign has not indicated whether it will seek a further appeal of the judgment. Based on, among other things, the district court’s judgment being affirmed on appeal in the Company’s favor, the Company does not believe a loss is probable or estimable.
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
On February 18, 2016, a putative class action complaint was filed in the Alameda County Superior Court in California, entitled Angela Flowers v. Twilio Inc. The complaint alleges that the Company’s products permit the interception, recording and disclosure of communications at a customer’s request and are in violation of the California Invasion of Privacy Act. The complaint seeks injunctive relief as well as monetary damages. On January 2, 2018, the court issued an order granting in part and denying in part the plaintiff’s class certification motion. The court certified two classes of individuals who, during specified time periods, allegedly sent or received certain communications involving the accounts of three of the Company’s customers that were recorded. Following mediation, on January 7, 2019, the parties signed a long form settlement agreement, providing for a payment of $10.0 million into a common fund and injunctive relief involving certain updates to Twilio’s Acceptable Use Policy and customer documentation. On January 15, 2019, the court entered an order granting preliminary approval of the settlement, and the parties signed an amended settlement agreement to conform to the court’s order. The court entered a final order and judgment approving the settlement on June 17, 2019. On August 30, 2019, Twilio made a payment of $1.7 million to fund the settlement. A compliance hearing has been scheduled for May 19, 2020. Any additional loss related to this matter is neither probable nor reasonably possible.
On September 1, 2015, Twilio was named as a defendant in a First Amended Complaint in a putative class action captioned Jeremy Bauman v. David Saxe, et al. pending in the United States District Court, District of Nevada relating to the alleged sending of unsolicited text messages to the plaintiffs and putative class members. The Company filed a motion to dismiss, which was granted, and on September 20, 2016 the plaintiff filed a Second Amended Complaint with additional allegations that the Company violated the Telephone Consumer Protection Act (“TCPA”), and the Nevada Deceptive Trade Practices Act (“NDTPA”), NRS 41.600(2)(e). On January 10, 2019, the court granted Plaintiffs’ motion for class certification under the TCPA and denied plaintiff’s request to certify a class under the NDTPA. On February 13, 2019, the court issued an order denying the Company's motion to dismiss as to Plaintiffs’ TCPA claim and granting dismissal as to Plaintiffs’ NDTPA claim. On February 22, 2019, the court stayed the case and directed all parties to mediation, which was conducted on May 15, 2019. On May 17, 2019, the original defendants (the “Saxe Defendants”) and Twilio entered an agreement, which among other things, obligates the Saxe Defendants to fully fund all monetary and non-monetary aspects of the settlement of the matter and to obtain the dismissal of the plaintiffs’ and the class’s claims against the Company with prejudice. On October 7, 2019, the plaintiffs filed an unopposed motion for settlement and an unopposed motion to dismiss Twilio from the action without prejudice.  Based on, among other things, the dismissal motion and our agreement with the Saxe Defendants, the Company does not believe a loss is reasonably possible or estimable.
In addition to the litigation discussed above, from time to time, the Company may be subject to legal actions and claims in the ordinary course of business. The Company has received, and may in the future continue to receive, claims from third parties asserting, among other things, infringement of their intellectual property rights. Future litigation may be necessary to defend the Company, its partners and its customers by determining the scope, enforceability and validity of third‑party proprietary rights, or to establish our proprietary rights. The results of any current or future litigation cannot be predicted with certainty, and regardless of the outcome, litigation can have an adverse impact on the Company because of defense and settlement costs, diversion of management resources, and other factors.
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
As of December 31, 2019 and 2018, no amounts were accrued.

(d)Other Taxes
The Company conducts operations in many tax jurisdictions throughout the United States. In many of these jurisdictions, non-income-based taxes, such as sales and use and telecommunications taxes are assessed on the Company’s operations. Prior to March 2017, the Company had not billed nor collected these taxes from its customers and, in accordance with U.S. GAAP, recorded a provision for its tax exposure in these jurisdictions when it was both probable that a liability had been incurred and the amount of the exposure could be reasonably estimated. These estimates included several key assumptions including, but not limited to, the taxability of the Company’s services, the jurisdictions in which its management believes it had nexus, and the sourcing of revenues to those jurisdictions. Starting in March 2017, the Company began collecting these taxes from customers in various jurisdiction and since then has expanded to most jurisdictions where these taxes are now being collected. Simultaneously, the Company continues to be in discussions with certain states regarding its prior state sales and other taxes, if any, that the Company may owe.
During 2017, the Company revised its estimates of its tax exposure based on settlements reached with various states indicating that certain revisions to the key assumptions were appropriate. Those revisions included, but were not limited to, the sourcing of revenue and the taxability of the Company's services. In the year ended December 31, 2017, the total impact of these changes on the net loss attributable to common stockholders was a reduction of $13.4 million. As of December 31, 2019 and 2018, the liability recorded for these taxes was $27.0 million and $22.6 million, respectively.
In the event other jurisdictions challenge management’s assumptions and analysis, the actual exposure could differ materially from the current estimates.

13. Stockholders’ Equity
Preferred Stock
As of December 31, 2019 and 2018, the Company had authorized 100,000,000 shares of preferred stock, par value $0.001, of which no shares were issued and outstanding.
Common Stock
As of December 31, 2019 and 2018, the Company had authorized 1,000,000,000 shares of Class A common stock and 100,000,000 shares of Class B common stock, each par value $0.001 per share. As of December 31, 2019, 126,882,172 shares of Class A common stock and 11,530,627 shares of Class B common stock were issued and outstanding. As of December 31, 2018, 80,769,763 shares of Class A common stock and 19,310,465 shares of Class B common stock were issued and outstanding. Holders of Class A and Class B common stock are entitled to one vote per share and 10 votes per share, respectively, and the shares of Class A common stock and Class B common stock are identical, except for voting and conversion rights.
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
The Company had reserved shares of common stock for issuance as follows:

	As of December 31,
	2019	2018
Stock options issued and outstanding	7,705,848	7,978,369
Nonvested restricted stock units issued and outstanding	8,490,517	8,262,902
Class A common stock reserved for Twilio.org	795,673	572,676
Stock-based awards available for grant under 2016 Plan	14,957,734	9,313,354
Stock-based awards available for grant under 2016 ESPP	3,848,953	3,092,779
Class A common stock reserved for the convertible senior notes	10,472,165	10,472,165
Total	46,270,890	39,692,245

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
Under the 2016 Plan, the stock options are granted at a price per share not less than 100% of the fair market value per share of the underlying common stock on the date of grant. Under both plans, stock options generally expire 10 years from the date of grant and vest over periods determined by the board of directors. The vesting period for new-hire options and restricted stock units is generally a four year term from the date of grant, at a rate of 25% after one year, then monthly or quarterly, respectively, on a straight-line basis thereafter. In July 2017, the Company began granting restricted stock units to existing employees that vest in equal quarterly installments over a four year service period.
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

2016 Employee Stock Purchase Plan

The Company’s Employee Stock Purchase Plan (“2016 ESPP”), as amended, initially became effective on June 21, 2016. A total of 2,400,000 shares of the Company’s Class A common stock were initially reserved for issuance under the 2016 ESPP. These available shares automatically increase each January 1, beginning on January 1, 2017, by the lesser of 1,800,000 shares of the common stock, 1% of the number of shares of the Company’s Class A and Class B common stock outstanding on the immediately preceding December 31 or such lesser number of shares as determined by the Company’s compensation committee. On January 1, 2019 and 2018, the shares available for grant under the 2016 ESPP were automatically increased by 1,000,802 shares and 939,698 shares, respectively.
The 2016 ESPP allows eligible employees to purchase shares of the Company’s Class A common stock at a discount of up to 15% through payroll deductions of their eligible compensation, subject to any plan limitations. Except for the initial offering period, the 2016 ESPP provides for separate six-month offering periods beginning in May and November of each fiscal year, starting in May 2017.
On each purchase date, eligible employees purchase the Company’s stock at a price per share equal to 85% of the lesser of (i) the fair market value of the Company’s Class A common stock on the offering date or (ii) the fair market value of the Company’s Class A common stock on the purchase date. As of December 31, 2019, total unrecognized compensation cost related to the 2016 ESPP was $4.4 million, which will be amortized over a weighted-average period of 0.4 years.
Stock option activity under the Company's 2008 Plan and 2016 Plan as well as respective Stock Incentive Plans assumed in the SendGrid acquisition was as follows:
Stock Options

	Number of options outstanding	Weighted- average exercise price (Per share)	Weighted- average remaining contractual term (in years)	Aggregate intrinsic value (In thousands)
Outstanding options as of December 31, 2018	7,423,369	$16.07	6.80	$543,640
Granted	909,229	118.35
Assumed in acquisition	2,978,555	14.91
Exercised	(3,620,866)	10.43
Forfeited and canceled	(539,439)	51.28
Outstanding options as of December 31, 2019	7,150,848	$28.79	6.47	$511,971
Options vested and exercisable as of December 31, 2019	4,721,801	$14.00	5.65	$398,490

	Year Ended December 31,
	2019	2018	2017
	(In thousands, except per share amounts)
Aggregate intrinsic value of stock options exercised (1)	$394,998	$178,504	$131,955
Total estimated grant date fair value of options vested	$81,292	$21,761	$15,831
Weighted-average grant date fair value per share of options granted	$58.13	$18.40	$13.33
_________
(1) Aggregate intrinsic value represents the difference between the fair value of the Company’s Class A common stock as reported on the New York Stock Exchange and the exercise price of outstanding “in-the-money” options.
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

	Number of options outstanding	Weighted- average exercise price (Per share)	Weighted- average remaining contractual term (in years)	Aggregate intrinsic value (In thousands)
Outstanding options as of December 31, 2018	555,000	$31.72	6.00	$—
Granted	—	—
Exercised	—	—
Forfeited and canceled	—	—
Outstanding options as of December 31, 2019	555,000	$31.72	4.16	$36,941
Options vested and exercisable as of December 31, 2019	427,812	$31.72	4.16	$28,475

As of December 31, 2019, total unrecognized compensation cost related to nonvested stock options was $95.6 million, which will be amortized on a ratable basis over a weighted-average period of 1.9 years.
Restricted Stock Units

	Number of awards outstanding	Weighted- average grant date fair value (Per share)	Aggregate intrinsic value (In thousands)
Nonvested RSUs as of December 31, 2018	8,262,902	$42.70	$729,373
Granted	3,413,404	119.04
Assumed in acquisition	561,999	112.88
Vested	(2,893,119)	51.15
Forfeited and canceled	(854,669)	$61.94
Nonvested RSUs as of December 31, 2019	8,490,517	$74.21	$830,167

As of December 31, 2019, total unrecognized compensation cost related to nonvested RSUs was $573.2 million, which will be amortized over a weighted-average period of 2.7 years.

Valuation Assumptions
The fair value of employee stock options was estimated on the date of grant using the following assumptions in the Black-Scholes option pricing model:

	Year Ended December 31,
Employee Stock Options:	2019	2018	2017
Fair value of common stock	$103.70 - $130.70	$33.01 - $76.63	$23.60 - $31.96
Expected term (in years)	0.33 - 6.08	1.00 - 6.08	6.08
Expected volatility	49.0% - 66.5%	38.6% - 44.2%	44.3% - 47.6%
Risk-free interest rate	1.6% - 2.5%	2.9% - 3.0%	1.9% - 2.3%
Dividend rate	—%	—%	—%

	Year Ended December 31,
Employee Stock Purchase Plan:	2019	2018	2017
Expected term (in years)	0.49 - 0.50	0.5	0.5
Expected volatility	43.1% - 50.3%	39.8% - 47.5%	33.2% - 33.9%
Risk-free interest rate	1.6% - 2.4%	2.1% - 2.5%	1.1% - 1.4%
Dividend rate	—%	—%	—%

The following assumptions were used in the Monte Carlo simulation model to estimate the grant date fair value and the derived service period of the performance options:

Asset volatility	40%
Equity volatility	45%
Discount rate	14%
Stock price at grant date	$31.7

Stock-Based Compensation Expense
The Company recorded the total stock-based compensation expense as follows. In the year ended December 31, 2019, the stock-based compensation expense associated with awards assumed in the SendGrid acquisition was $81.8 million.

	Year Ended December 31,
	2019	2018	2017
	(In thousands)
Cost of revenue	$7,123	$1,126	$650
Research and development	126,012	42,277	22,808
Sales and marketing	60,886	23,616	9,822
General and administrative	70,297	26,254	16,339
Total	$264,318	$93,273	$49,619

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
The following table sets forth the calculation of basic and diluted net loss per share attributable to common stockholders during the periods presented:

	Year Ended December 31,
	2019	2018	2017
	(In thousands, except share and per share data)
Net loss attributable to common stockholders	$(307,063)	$(121,949)	$(63,708)
Weighted-average shares used to compute net loss per share attributable to common stockholders, basic and diluted	130,083,046	97,130,339	91,224,607
Net loss per share attributable to common stockholders, basic and diluted	$(2.36)	$(1.26)	$(0.70)

The following outstanding shares of common stock equivalents were excluded from the calculation of the diluted net loss per share attributable to common stockholders because their effect would have been anti-dilutive:

	As of December 31,
	2019	2018	2017
Stock options issued and outstanding	7,705,848	7,978,369	10,710,427
Nonvested restricted stock units issued and outstanding	8,490,517	8,262,902	5,665,459
Class A common stock reserved for Twilio.org	795,673	572,676	635,014
Class A common stock committed under 2016 ESPP	207,792	113,312	235,372
Conversion spread (1)	3,150,647	233	—
Unvested shares subject to repurchase	—	1,250	5,214
Total	20,350,477	16,928,742	17,251,486
_________
(1) Since the Company expects to settle the principal amount of its outstanding convertible senior notes in cash and any excess in shares of the Company's Class A common stock, the Company uses the treasury stock method for calculating any potential dilutive effect of the conversion spread on diluted net income per share, if applicable. The conversion spread will have a dilutive impact on diluted net income per share of Class A common stock when the average market price of the Company's Class A common stock for a given period exceeds the conversion price of $70.90 per share for the Notes. The conversion spread is calculated using the average market price of Class A common stock during the period, consistent with the treasury stock method.
16. Income Taxes

The following table presents domestic and foreign components of loss before income taxes for the periods presented:

	Year Ended December 31,
	2019	2018	2017
	(In thousands)
United States	$(328,902)	$(96,448)	$(46,737)
International	(33,314)	(24,710)	(16,266)
Loss before provision for income taxes	$(362,216)	$(121,158)	$(63,003)

Provision for income taxes consists of the following:

	Year Ended December 31,
	2019	2018	2017
Current:	(In thousands)
Federal	$—	$—	$99
State	198	139	78
Foreign	2,684	881	823
Total	2,882	1,020	1,000
Deferred:
Federal	(49,393)	29	28
State	(7,474)	19	10
Foreign	(1,168)	(277)	(333)
Total	(58,035)	(229)	(295)
Income tax provision (benefit)	$(55,153)	$791	$705

The following table presents a reconciliation of the statutory federal tax rate and the Company's effective tax rate:

	Year Ended December 31,
	2019	2018	2017
Tax benefit at federal statutory rate	21%	21%	34%
State tax, net of federal benefit	8	15	10
Stock-based compensation	14	31	47
Credits	4	8	8
Foreign rate differential	(2)	(4)	(8)
Change in valuation allowance	(29)	(68)	(46)
Change in federal statutory rate	—	—	(45)
Other	(1)	(3)	(1)
Effective tax rate	15%	—%	(1)%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The following table presents the significant components of the Company's deferred tax assets and liabilities:

	As of December 31,
	2019	2018	2017
Deferred tax assets:	(In thousands)
Net operating loss carryforwards	$274,116	$116,190	$56,138
Accrued and prepaid expenses	11,828	11,594	9,140
Stock-based compensation	35,035	11,147	7,131
Research and development credits	65,955	32,206	16,212
Charitable contributions	3,172	3,100	1,233
Capped call	9,914	13,175	—
Debt issuance cost	493	638	—
Depreciable property	2	—	—
Lease liability	39,117	—	—
Other	—	194	472
Gross deferred tax assets	439,632	188,244	90,326
Valuation allowance	(255,893)	(147,354)	(78,900)
Net deferred tax assets	183,739	40,890	11,426
Deferred tax liabilities:
Capitalized software	(13,032)	(10,686)	(7,664)
Prepaid expenses	(1,157)	(838)	(1,015)
Acquired intangibles	(107,281)	(2,997)	(2,101)
Property and equipment	(1,578)	(1,990)	(2,380)
Convertible debt	(20,745)	(27,164)	—
Right-of-use asset	(39,630)	—	—
Deferred commissions	(7,446)	(2,396)	(718)
Other	(405)	—	—
Net deferred tax liability	$(7,535)	$(5,181)	$(2,452)

The following table summarizes our tax carryforwards, carryovers, and credits:

	As of December 31, 2019	Expiration Date (If not utilized)
	(In thousands)
Federal net operating loss carryforwards	$1,159,329	Various dates beginning in 2029
Federal tax credits	$58,404	Various dates beginning in 2029
Federal net operating loss carryforwards	$902,507	Indefinite
State net operating loss carryforwards	$630,151	Various dates beginning in 2025
State tax credits	$38,817	Indefinite
Foreign net operating loss carryforwards	$13,772	Indefinite

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
The Company's accounting for deferred taxes involves the evaluation of a number of factors concerning the realizability of its net deferred tax assets. The Company primarily considered such factors as its history of operating losses, the nature of the Company's deferred tax assets, and the timing, likelihood and amount, if any, of future taxable income during the periods in which those temporary differences and carryforwards become deductible. At present, the Company does not believe that it is more likely than not that the net deferred tax assets will be realized, accordingly, a full valuation allowance has been established. The valuation allowance increased by approximately $108.5 million and $68.5 million during the years ended December 31, 2019 and 2018, respectively.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Year Ended December 31,
	2019	2018	2017
	(In thousands)
Unrecognized tax benefit, beginning of year	$15,635	$9,445	$12,275
Gross increases for tax positions of prior years	12,939	1,233	493
Gross decrease for tax positions of prior years	(395)	(4)	(6,331)
Gross increases for tax positions of current year	20,863	4,961	3,008
Unrecognized tax benefit, end of year	$49,042	$15,635	$9,445

As of December 31, 2019, the Company had approximately $49.0 million of unrecognized tax benefits. If the $49.0 million is recognized, $1.7 million would affect the effective tax rate. The remaining amount would be offset by the reversal of related deferred tax assets which are subject to a full valuation allowance.
The Company recognizes interest and penalties, if any, related to uncertain tax positions in its income tax provision. As of December 31, 2019, the Company has accumulated $0.2 million in both interest and penalties related to uncertain tax positions.
The Company does not anticipate any significant changes within 12 months of December 31, 2019, in its uncertain tax positions that would be material to the consolidated financial statements taken as a whole because nearly all of the unrecognized tax benefit has been offset by a deferred tax asset, which has been reduced by a valuation allowance.
The Company files U.S. federal income tax returns as well as income tax returns in many U.S. states and foreign jurisdictions. As of December 31, 2019, the tax years 2008 through the current period remain open to examination by the major jurisdictions in which the Company is subject to tax. Fiscal years outside the normal statute of limitation remain open to audit by tax authorities due to tax attributes generated in those early years, which have been carried forward and may be audited in subsequent years when utilized. The Company is not currently subject to U.S. federal, state and local, or non-U.S. income tax examinations by any tax authorities.
On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (Tax Act). The Tax Act reduces the U.S. statutory corporate tax rate to 21%, effective January 1, 2018. Consequently, we recorded a decrease to the Company's federal deferred tax assets of $28.0 million, which was fully offset by a reduction in the Company's valuation allowance for the year ended December 31, 2017. The other provisions of the Tax Act, including the one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings, did not have a material impact on the Company's financial statements as of December 31, 2019 or 2018.
In December 2017, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (SAB 118), which allowed companies to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. The Company's accounting for the Tax Act is complete and we did not have any significant adjustments to provisional amounts recorded as of December 31, 2017.
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

In connection with the SendGrid acquisition, the Company recorded a net deferred tax liability which provides an additional source of taxable income to support the realization of the pre-existing deferred tax assets and, accordingly, during the year ended December 31, 2019, the Company released a total of $55.0 million of its U.S. valuation allowance. The Company continues to maintain a valuation allowance for its U.S. Federal and State net deferred tax assets.

The provision for income taxes recorded in the years ended December 31, 2018 and 2017, consists primarily of income taxes and withholding taxes in foreign jurisdictions in which the Company conducts business. The Company’s U.S.

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
Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2019, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
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
Under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer and oversight of the board of directors, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2019, based on the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2019.

The Company acquired SendGrid, Inc. ("SendGrid") on February 1, 2019. Management excluded SendGrid from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019. SendGrid's total assets excluded from this assessment was $271.4 million, representing 5% of the Company’s consolidated total assets as of December 31, 2019, and SendGrid's total revenue of $177.1 million represented 16% of the Company’s consolidated revenue for the year ended December 31, 2019.
The effectiveness of our internal control over financial reporting as of December 31, 2019 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included in Part II, Item 8, "Financial Statements and Supplementary Data", of this Annual Report on Form 10-K.
(c)    Changes in Internal Control
There were no changes in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15 (d) and 15d-15 (d) of the Exchange Act that occurred during the quarter ended December 31, 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated by reference to our Proxy Statement relating to our 2020 Annual Meeting of Stockholders. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2019.
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
Item 11. Executive Compensation
The information required by this item is incorporated by reference to our Proxy Statement relating to our 2020 Annual Meeting of Stockholders. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2019.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated by reference to our Proxy Statement relating to our 2020 Annual Meeting of Stockholders. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2019.
Item 13. Certain Relationships and Related Transactions and Director Independence
The information required by this item is incorporated by reference to our Proxy Statement relating to our 2020 Annual Meeting of Stockholders. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2019.
Item 14. Principal Accountant Fees and Services
The information required by this item is incorporated by reference to our Proxy Statement relating to our 2020 Annual Meeting of Stockholders. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2019.
PART IV
Item 15.     Exhibits and Financial Statement Schedules
(a)The following documents are filed as part of this report:
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

EXHIBIT INDEX

Exhibit Number		Incorporated by Reference
	Description	Form	File No.	Exhibit	Filing Date
2.1+	Agreement and Plan of Merger and Reorganization, dated October 15, 2018, by and among Twilio Inc., a Delaware corporation, SendGrid, Inc., a Delaware corporation, and Topaz Merger Subsidiary, Inc., a Delaware corporation	8-K	011-37806	2.1	October 16, 2018
2.2	First Amendment to Agreement and Plan of Merger and Reorganization, dated December 13, 2018, by and among Twilio Inc., a Delaware corporation, SendGrid, Inc., a Delaware corporation, and Topaz Merger Subsidiary, Inc., a Delaware corporation	10-K	001-37806	2.2	March 1, 2019
3.1	Amended and Restated Certificate of Incorporation of Twilio Inc.	S-1A	333-211634	3.1	June 13, 2016
3.2	Amended and Restated Bylaws of Twilio Inc.	S-1A	333-211634	3.3	June 13, 2016
4.1	Form of Class A Common Stock Certificate of Twilio Inc.	S-1	333-211634	4.1	May 26, 2016
4.2	Amended and Restated Investors' Rights Agreement, dated April 24, 2015, between Twilio Inc. and certain of its stockholders	S-1	333-211634	4.2	May 26, 2016
4.3	Indenture, dated as of May 17, 2018, between Twilio Inc. and Wilmington Trust, National Association, as trustee	8-K	001-37806	4.1	May 18, 2018
4.4	Form of 0.25% Convertible Senior Notes due 2023 (included in Exhibit 4.3)	8-K	001-37806	4.2	May 18, 2018
4.5	Description of the Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934				Filed herewith
10.1*	Form of Indemnification Agreement	S-1A	333-211634	10.1	June 13, 2016
10.2*	Twilio Inc. 2008 Stock Option Plan, as amended and restated, and forms of Stock Option Agreement and form of Stock Option Grant Notice	S-1	333-211634	10.2	May 26, 2016
10.3*	Twilio Inc. Amended and Restated 2016 Stock Option and Incentive Plan, and forms of Agreements thereunder				Filed herewith
10.4*	Twilio Inc. 2019 France Sub-Plan to the 2016 Stock Option and Incentive Plan	10-Q	001-37806	10.2	October 31, 2019
10.5*	Twilio Inc. Amended and Restated 2016 Employee Stock Purchase Plan	10-Q	001-37806	10.1	October 31, 2019
10.6	Office Lease, dated January 8, 2016, as amended January 8, 2016, between Twilio Inc. and Bay Area Headquarters Authority	S-1	333-211634	10.6	May 26, 2016
10.7	Sublease, dated as of August 30, 2018, by and between Salesforce.com, Inc. and Twilio Inc.	10-Q	001-37806	10.1	November 8, 2018
10.8	Consent to Sublease Agreement, dated as of September 25, 2018, by and among Hudson Rincon Center, LLC, Salesforce.com Inc. and Twilio Inc.	10-Q	001-37806	10.2	November 8, 2018
10.9*	Offer letter with George Hu, dated February 28, 2017	8-K	001-37806	10.1	March 3, 2017
10.10*	Offer letter with Khozema Shipchandler, dated August 20, 2018	8-K	001-37806	10.1	October 25, 2018
10.11*	Chief Executive Officer Severance Plan dated March 28, 2018 and form of participation letter	10-Q	001-37806	10.1	May 10, 2018
10.12*	Key Executive Severance Plan, dated March 28, 2018 and form of participation letter	10-Q	001-37806	10.2	May 10, 2018
10.13	Form of Capped Call Confirmation	8-K	001-37806	10.1	May 18, 2018
21.1	List of subsidiaries of the Registrant				Filed herewith
23.1	Consent of KPMG, LLP, Independent Registered Public Accounting Firm				Filed herewith
31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				Filed herewith
31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				Filed herewith
32.1**	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				Furnished herewith

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith
104	Cover Page with Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101).
__________________________________________

+
Schedules and other similar attachments have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The registrant hereby undertakes to furnish supplemental copies of any of the omitted schedules and other similar attachments upon request by the Securities and Exchange Commission.

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

Twilio Inc.
March 2, 2020	/s/ JEFFREY LAWSON
Jeffrey Lawson Director and Chief Executive Officer (Principal Executive Officer)

March 2, 2020	/s/ KHOZEMA SHIPCHANDLER
Khozema Shipchandler Chief Financial Officer (Principal Accounting and Financial Officer)

March 2, 2020	/s/ RICHARD DALZELL
Richard Dalzell Director

March 2, 2020	/s/ BYRON DEETER
Byron Deeter Director

March 2, 2020	/s/ ELENA DONIO
Elena Donio Director

March 2, 2020	/s/ DONNA L. DUBINSKY
Donna L. Dubinsky Director

March 2, 2020	/s/ JEFFREY EPSTEIN
Jeffrey Epstein Director

March 2, 2020	/s/ JEFFREY IMMELT
Jeffrey Immelt Director

March 2, 2020	/s/ ERIKA ROTTENBERG
Erika Rottenberg Director