Form 10-Q
period 2020-03-31
TWILIO INC
filed 2020-05-07
CIK 1447669

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________
FORM 10-Q
_____________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934
For the quarterly period ended March 31, 2020

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

As of April 30, 2020, 128,731,012 shares of the registrant’s Class A common stock and 11,321,940 shares of registrant’s Class B common stock were outstanding.
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

TWILIO INC.
Quarterly Report on Form 10-Q
For the Three Months Ended March 31, 2020

Special Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:
•our future financial performance, including our revenue, cost of revenue, gross margin and operating expenses, ability to generate positive cash flow and ability to achieve and sustain profitability;
•anticipated technology trends, such as the use of and demand for cloud communications;
•our ability to continue to build and maintain credibility with the global software developer community;
•our ability to attract and retain customers to use our products;
•the evolution of technology affecting our products and markets;
•our ability to introduce new products and enhance existing products;
•our ability to comply with modified or new industry standards, laws and regulations applying to our business, including the General Data Protection Regulation (“GDPR”), the California Consumer Privacy Act of 2018 and other privacy regulations that may be implemented in the future, and Signature-based Handling of Asserted Information Using toKENs ("SHAKEN") and Secure Telephone Identity Revisited ("STIR") standards (together, "SHAKEN/STIR") and other robocalling prevention and anti-spam standards and increased costs associated with such compliance;
•our ability to optimize our network service provider coverage and connectivity;
•our ability to manage changes in network service provider fees that we pay in connection with the delivery of communications on our platform;
•our ability to work closely with email inbox service providers to maintain deliverability rates;
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
•the attraction and retention of qualified employees and key personnel;
•our ability to effectively manage our growth and future expenses and maintain our corporate culture;
•our ability to compete effectively in an intensely competitive market;
•the sufficiency of our cash and cash equivalents to meet our liquidity needs;

•our anticipated investments in sales and marketing, research and development and additional systems and processes to support our growth;
•our ability to maintain, protect and enhance our intellectual property;
•our ability to successfully defend litigation brought against us;
•our ability to service the interest on our convertible notes and repay such notes, to the extent required;
•our customers' and other platform users' violation of our policies or other misuse of our platform;
•our expectations about the impact of natural disasters and public health epidemics, such as the coronavirus on our business, results of operations, financial condition and on our customers, employees, vendors and partners; and
•our ability to successfully integrate and realize the benefits of our past or future strategic acquisitions or investments.
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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
TWILIO INC.
Condensed Consolidated Balance Sheets
(Unaudited)

	As of	As of
	March 31,	December 31,
	2020	2019

	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$345,518	$253,660
Short-term marketable securities	1,497,869	1,599,033
Accounts receivable, net	172,865	154,067
Prepaid expenses and other current assets	61,405	54,571
Total current assets	2,077,657	2,061,331
Restricted cash	—	75
Property and equipment, net	150,944	141,256
Operating right-of-use asset	159,439	156,741
Intangible assets, net	445,153	460,849
Goodwill	2,291,637	2,296,784
Other long-term assets	41,435	33,480
Total assets	$5,166,265	$5,150,516
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$18,450	$39,099
Accrued expenses and other current liabilities	195,393	147,681
Deferred revenue and customer deposits	26,706	26,362
Operating lease liability, current	29,949	27,156
Finance lease liability, current	6,539	6,924
Total current liabilities	277,037	247,222
Operating lease liability, noncurrent	140,120	139,200
Finance lease liability, noncurrent	7,250	8,746
Convertible senior notes, net	464,367	458,190
Other long-term liabilities	20,966	17,747
Total liabilities	909,740	871,105
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock	—	—
Class A and Class B common stock	139	138
Additional paid-in capital	5,034,278	4,952,999
Accumulated other comprehensive (loss) income	(4,289)	5,086
Accumulated deficit	(773,603)	(678,812)
Total stockholders’ equity	4,256,525	4,279,411
Total liabilities and stockholders’ equity	$5,166,265	$5,150,516
See accompanying notes to condensed consolidated financial statements.

TWILIO INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
	2020	2019

	(In thousands, except share and per share amounts)
Revenue	$364,868	$233,139
Cost of revenue	171,333	107,089
Gross profit	193,535	126,050
Operating expenses:
Research and development	114,339	77,855
Sales and marketing	116,722	71,607
General and administrative	55,170	64,176
Total operating expenses	286,231	213,638
Loss from operations	(92,696)	(87,588)
Other expenses, net	(1,118)	(636)
Loss before (provision) benefit for income taxes	(93,814)	(88,224)
(Provision) benefit for income taxes	(977)	51,721
Net loss attributable to common stockholders	$(94,791)	$(36,503)
Net loss per share attributable to common stockholders, basic and diluted	$(0.68)	$(0.31)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	139,231,594	116,590,513
See accompanying notes to condensed consolidated financial statements.

TWILIO INC.
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)

	Three Months Ended March 31,
	2020	2019

	(In thousands)
Net loss	$(94,791)	$(36,503)
Other comprehensive (loss) income:
Net unrealized (loss) gain on marketable securities, net of tax	(9,375)	1,041
Comprehensive loss attributable to common stockholders	$(104,166)	$(35,462)
See accompanying notes to condensed consolidated financial statements.

TWILIO INC.
Condensed Consolidated Statements of Stockholders' Equity
(Unaudited)

	Common Stock Class A		Common Stock Class B		Additional Paid In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount

	(In thousands, except share amounts)
Balance as of December 31, 2019	126,882,172	$124	11,530,627	$14	$4,952,999	$5,086	$(678,812)	$4,279,411
Net loss	—	—	—	—	—	—	(94,791)	(94,791)
Exercises of stock options	243,029	—	426,001	—	8,231	—	—	8,231
Vesting of restricted stock units	849,763	1	23,107	—	—	—	—	1
Value of equity awards withheld for tax liability	(8,726)	—	(4,692)	—	(1,674)	—	—	(1,674)
Conversion of shares of Class B common stock into shares of Class A	618,103	1	(618,103)	(1)	—	—	—	—
Donated common stock	22,102	—	—	—	2,701	—	—	2,701
Net unrealized loss on available-for-sale securities	—	—	—	—	—	(9,375)	—	(9,375)
Stock-based compensation	—	—	—	—	72,021	—	—	72,021
Balance as of March 31, 2020	128,606,443	$126	11,356,940	$13	$5,034,278	$(4,289)	$(773,603)	$4,256,525

	Common Stock Class A		Common Stock Class B		Additional Paid In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount

	(In thousands, except share amounts)
Balance as of December 31, 2018	80,769,763	$80	19,310,465	$20	$808,527	$1,282	$(371,674)	$438,235
Net loss	—	—	—	—	—	—	(36,503)	(36,503)
Exercises of stock options	748,679	1	1,023,984	1	15,326	—	—	15,328
Vesting of early exercised stock options	—	—	—	—	9	—	—	9
Vesting of restricted stock units	641,406	—	39,360	—	—	—	—	—
Value of equity awards withheld for tax liability	(5,860)	—	(4,431)	—	(1,062)	—	—	(1,062)
Conversion of shares of Class B common stock into shares of Class A	4,339,519	4	(4,339,519)	(4)	—	—	—	—
Shares issued in acquisition	23,555,081	24	—	—	2,658,874	—	—	2,658,898
Equity awards assumed in acquisition	—	—	—	—	191,620	—	—	191,620
Net unrealized gain on available-for-sale securities	—	—	—	—	—	1,041	—	1,041
Stock-based compensation	—	—	—	—	59,947	—	—	59,947
Balance as of March 31, 2019	110,048,588	$109	16,029,859	$17	$3,733,241	$2,323	$(408,177)	$3,327,513

See accompanying notes to condensed consolidated financial statements.

TWILIO INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES:	(In thousands)
Net loss	$(94,791)	$(36,503)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	32,239	21,248
Non-cash reduction to the right-of-use asset	8,023	4,854
Amortization of debt discount and issuance costs	6,178	5,841
Stock-based compensation	69,025	58,324
Tax benefit related to release of valuation allowance	(162)	(51,644)
Allowance for credit losses	4,170	11
Value of donated common stock	2,701	—
Other adjustments	4,352	(444)
Changes in operating assets and liabilities:
Accounts receivable	(23,123)	(206)
Prepaid expenses and other current assets	(8,130)	(9,479)
Other long-term assets	(5,759)	(2,959)
Accounts payable	(20,803)	1,161
Accrued expenses and other current liabilities	44,840	4,348
Deferred revenue and customer deposits	589	377
Operating right of use liability	(7,008)	(1,784)
Long-term liabilities	3,194	(2,258)
Net cash provided by (used in) operating activities	15,535	(9,113)
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions, net of cash acquired, and other related payments	(2,377)	156,783
Purchases of marketable securities and other investments	(228,025)	(419,498)
Proceeds from sales and maturities of marketable securities	316,992	140,518
Capitalized software development costs	(8,626)	(5,351)
Purchases of long-lived assets	(6,319)	(2,653)
Net cash provided by (used in) investing activities	71,645	(130,201)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on finance leases and notes payable	(1,954)	(1,455)
Proceeds from exercises of stock options	8,231	15,328
Value of equity awards withheld for tax liabilities	(1,674)	(1,062)
Net cash provided by financing activities	4,603	12,811
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	91,783	(126,503)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—Beginning of period	253,735	505,334
CASH, CASH EQUIVALENTS AND RESTRICTED CASH —End of period	$345,518	$378,831
Cash paid for income taxes, net	$257	$(34)
Cash paid for interest	$198	$148
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Purchases of property, equipment and intangible assets, accrued but not paid	$5,510	$1,821
Purchases of property and equipment through finance leases	$—	$13,616
Value of common stock issued and stock awards assumed in acquisition	$—	$2,850,518
Stock-based compensation capitalized in software development costs	$3,418	$1,623

See accompanying notes to condensed consolidated financial statements.

TWILIO INC.
Notes to Consolidated Financial Statements
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
The Company’s headquarters are located in San Francisco, California, and the Company has subsidiaries in Australia, Bermuda, Brazil, Colombia, Czech Republic, Estonia, France, Germany, Hong Kong, India, Ireland, Japan, the Netherlands, Singapore, Spain, Sweden, the United Kingdom and the United States.
2. Summary of Significant Accounting Policies
(a)Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K filed with the SEC on March 2, 2020 (“Annual Report”).
The condensed consolidated balance sheet as of December 31, 2019, included herein, was derived from the audited financial statements as of that date, but may not include all disclosures including certain notes required by U.S. GAAP on an annual reporting basis.
In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, comprehensive loss, stockholders' equity and cash flows for the interim periods, but are not necessarily indicative of the results of operations to be anticipated for the full year 2020 or any future period.
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
The Company sells its services to a wide variety of customers. If the financial condition or results of operations of any significant customers deteriorates substantially, operating results could be adversely affected. To reduce credit risk, management performs credit evaluations of the financial condition of significant customers. The Company does not require collateral from its credit customers and maintains reserves for estimated credit losses on customer accounts when considered necessary. Actual credit losses may differ from the Company’s estimates. During the three months ended March 31, 2020 and 2019, no customer organization accounted for more than 10% of the Company’s total revenue.
As of March 31, 2020 and December 31, 2019, no customer organization represented more than 10% of the Company’s gross accounts receivable.
(e)Deferred Revenue and Customer Deposits
Deferred revenue is recorded when cash payments are received in advance of future usage on non-cancelable contracts. Customer refundable prepayments are recorded as customer deposits. During the three months ended March 31, 2020 and 2019, the Company recognized $12.8 million and $10.8 million of revenue, respectively, that was included in the deferred revenue and customer deposits balance as of the end of the prior year.
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
Total net capitalized costs as of March 31, 2020 and December 31, 2019 were $36.8 million and $30.4 million, respectively, and are included in prepaid expenses and other current and long-term assets in the accompanying condensed consolidated balance sheets. Amortization of these assets was $2.0 million and $0.7 million in the three months ended March 31, 2020 and 2019, respectively, and is included in sales and marketing expenses in the accompanying condensed consolidated statements of operations.
(g)Recently Adopted Accounting Guidance
In August 2018, the Financial Accounting Standards Board ("FASB") issued ASU 2018-15, “Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350‑40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract”. This guidance aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing costs incurred to develop or obtain internal-use software. The guidance is effective for interim and annual periods beginning after December 15, 2019. The Company adopted this guidance effective January 1, 2020. The adoption of this guidance did not have a material impact on the Company's consolidated financial statements.
In June 2016, the FASB issued ASU 2016-13, “Financial Instruments-Credit Losses: Measurement of Credit Losses on Financial Instruments”, which changes the impairment model for most financial assets. The new model uses a forward-looking expected loss method, which will generally result in earlier recognition of allowances for losses. In November 2018, the FASB issued ASU 2018-19, “Codification Improvements to Topic 326, Financial Instruments-Credit Losses”, which clarifies that receivables arising from operating leases are not within the scope of Topic 326, "Financial Instruments-Credit Losses". Instead, impairment of receivables arising from operating leases should be accounted for in accordance with Topic 842, "Leases". In April 2019, the FASB issued ASU 2019-04, "Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments," which clarifies treatment of certain credit losses. In May 2019, the FASB issued ASU 2019-05, "Financial Instruments — Credit Losses (Topic 326): Targeted Transition Relief", which permits an entity, upon adoption of ASU 2016-13, to irrevocably elect the fair value option (on an instrument-by-instrument basis) for eligible financial assets measured at amortized cost basis. In November 2019, the FASB issued ASU

2019-11, "Codification Improvements to Topic 326, Financial Instruments - Credit Losses", which clarifies the accounting treatment and disclosure requirements for assets purchased with credit deterioration, troubled debt restructurings, and certain other investments. In February 2020, the FASB issued ASU 2020-02, "Financial Instruments—Credit Losses (Topic 326) and Leases (Topic 842) Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 119 and Update to SEC Section on Effective Date Related to Accounting Standards Update No. 2016-02, Leases (Topic 842)." This standard provides guidance regarding methodologies, documentation, and internal controls related to expected credit losses. These ASUs are effective for interim and annual periods beginning after December 15, 2019, and the Company adopted them effective January 1, 2020. As of the date of adoption, this guidance did not have a material impact on the Company's consolidated financial statements.
(h)Recently Issued Accounting Guidance, Not yet Adopted
In December 2019, the FASB issued ASU 2019-12, "Simplifying the Accounting for Income Taxes", which simplifies the accounting for income taxes by removing certain exceptions to the general principles for income taxes. The standard is effective for interim and annual periods beginning after December 15, 2020, with early adoption permitted. The Company is evaluating the impact of this guidance on its consolidated financial statements.
3. Fair Value Measurements
The following tables provide the financial assets measured at fair value on a recurring basis:

	Amortized Cost or Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value Hierarchy as of March 31, 2020			Aggregate Fair Value
				Level 1	Level 2	Level 3

Financial Assets:	(In thousands)
Cash and cash equivalents:
Money market funds	$275,948	$—	$—	$275,948	$—	$—	$275,948
Total included in cash and cash equivalents	275,948	—	—	275,948	—	—	275,948
Marketable securities:
U.S. Treasury securities	193,234	1,927	—	195,161	—	—	195,161
Corporate debt securities and commercial paper	1,311,047	2,556	(10,895)	11,000	1,291,708	—	1,302,708
Total marketable securities	1,504,281	4,483	(10,895)	206,161	1,291,708	—	1,497,869
Strategic investments	5,750	1,944	—	—	—	7,694	7,694
Total financial assets	$1,785,979	$6,427	$(10,895)	$482,109	$1,291,708	$7,694	$1,781,511

	Amortized Cost or Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value Hierarchy as of December 31, 2019			Aggregate Fair Value
				Level 1	Level 2	Level 3

Financial Assets:	(In thousands)
Cash and cash equivalents:
Money market funds	$153,252	$—	$—	$153,252	$—	$—	$153,252
Reverse repurchase agreements	35,800	—	—	—	35,800	—	35,800
Total included in cash and cash equivalents	189,052	—	—	153,252	35,800	—	189,052
Marketable securities:
U.S. Treasury securities	215,847	241	(3)	216,085	—	—	216,085
Corporate debt securities and commercial paper	1,378,487	4,516	(55)	5,000	1,377,948	—	1,382,948
Total marketable securities	1,594,334	4,757	(58)	221,085	1,377,948	—	1,599,033
Strategic investments	5,500	—	—	—	—	5,500	5,500
Total financial assets	$1,788,886	$4,757	$(58)	$374,337	$1,413,748	$5,500	$1,793,585

The Company's primary objective when investing excess cash is preservation of capital, hence the Company's marketable securities consist primarily of US Treasury securities, high credit quality corporate debt securities and commercial paper. As the Company views its marketable securities as available to support its current operations, it has classified all available for sale securities as short-term. As of March 31, 2020 for fixed income securities that were in unrealized loss positions, the Company has determined that (i) it does not have the intent to sell any of these investments, and (ii) it is not more likely than not that it will be required to sell any of these investments before recovery of the entire amortized cost basis. In addition, as of March 31, 2020, the Company anticipates that it will recover the entire amortized cost basis of such fixed income securities before maturity.
The Company regularly reviews the changes to the rating of its debt securities by rating agencies as well as reasonably monitors the surrounding economic conditions to assess the risk of expected credit losses. As of March 31, 2020, the risk of expected credit losses was insignificant.
Interest earned on marketable securities was $8.8 million and $1.5 million in the three months ended March 31, 2020 and 2019, respectively. The interest is recorded as other expense, net, in the accompanying condensed consolidated statements of operations.
The following table summarizes the contractual maturities of marketable securities:

	As of March 31, 2020		As of December 31, 2019
	Amortized Cost	Aggregate Fair Value	Amortized Cost	Aggregate Fair Value

Financial Assets:	(In thousands)
Less than one year	$787,710	$788,246	$859,996	$861,181
One to three years	716,571	709,623	734,338	737,852
Total	$1,504,281	$1,497,869	$1,594,334	$1,599,033
The Company holds strategic investments with a fair value of $7.7 million in debt and equity securities of privately held companies in which the Company does not have a controlling interest or significant influence. These securities are recorded as other long-term assets in the accompanying condensed consolidated balance sheets. The Company classifies its strategic investments as Level 3 within the fair value hierarchy based on the nature of the fair value inputs and judgment involved in the valuation process.
As of March 31, 2020, and December 31, 2019, the fair value of the 0.25% convertible senior notes due 2023 (the “Notes”), as further described in Note 8 below, was approximately $768.2 million and $841.3 million, respectively. The fair value of the Notes is determined based on the closing price on the last trading day of the reporting period and is classified as a Level 2 security within the fair value hierarchy.

4. Property and Equipment
Property and equipment consisted of the following:

	As of	As of
	March 31,	December 31,
	2020	2019

	(In thousands)
Capitalized internal-use software development costs	$110,918	$100,155
Data center equipment (1)	22,018	22,009
Leasehold improvements	63,961	55,886
Office equipment	27,001	25,083
Furniture and fixtures (1)	10,253	10,095
Software	9,676	9,176
Total property and equipment	243,827	222,404
Less: accumulated depreciation and amortization	(92,883)	(81,148)
Total property and equipment, net	$150,944	$141,256

____________________
(1) Data center equipment and furniture and fixtures contain assets under finance leases. See Note 5 for further detail.
Depreciation and amortization expense was $11.9 million and $7.6 million for the three months ended March 31, 2020 and 2019, respectively.
The Company capitalized $12.0 million and $7.0 million in internal-use software development costs in the three months ended March 31, 2020 and 2019, respectively, of which $3.4 million and $1.6 million, respectively, was stock-based compensation expense. Amortization of capitalized software development costs was $4.6 million and $3.8 million in the three months ended March 31, 2020 and 2019, respectively.
5. Right-of-Use Asset and Lease Liabilities
The Company determines if an arrangement is a lease at inception. The Company presents the operating leases in long-term assets and current and long-term liabilities. Finance lease assets are included in property and equipment, net, and finance lease liabilities are presented in current and long-term liabilities in the accompanying condensed consolidated balance sheets.
Right-of-use ("ROU") assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As the Company’s leases do not generally provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The Company’s lease agreements may have lease and non-lease components, which the Company accounts for as a single lease component. When estimating the lease term, the Company includes options to extend or terminate the lease when it is reasonably certain such options will be exercised. Lease expense for lease payments is recognized on a straight-line basis over the lease term and variable payments are recognized in the period they are incurred. The Company’s lease agreements do not contain any residual value guarantees. Leases with an initial term of 12 months or less are not recorded on the balance sheet.
The Company has entered into various operating lease agreements for data centers and office space, and various financing leases agreements for data center and office equipment and furniture.
As of March 31, 2020, the Company had 23 leased properties with remaining lease terms from less than one year to slightly over nine years, some of which include options to extend the leases for up to 5.0 years.
The components of the lease expense recorded in the accompanying condensed consolidated statements of operations were as follows:

	Three Months Ended March 31,
	2020	2019

	(In thousands)
Operating lease cost	$10,424	$7,173
Finance lease cost:
Amortization of assets	1,904	1,163
Interest on lease liabilities	198	148
Short-term lease cost	1,412	1,435
Variable lease cost	1,296	487
Total net lease cost	$15,234	$10,406
Supplemental balance sheet information related to leases was as follows:

		As of	As of
		March 31,	December 31,
Leases	Classification	2020	2019

Assets:		(In thousands)
Operating lease assets	Operating right-of-use asset, net of accumulated amortization (1)	$159,439	$156,741
Finance lease assets	Property and equipment, net of accumulated depreciation (2)	12,866	14,770
Total leased assets		$172,305	$171,511

Liabilities:
Current
Operating	Operating lease liability, current	$29,949	$27,156
Finance	Financing lease liability, current	6,539	6,924
Noncurrent
Operating	Operating lease liability, noncurrent	140,120	139,200
Finance	Finance lease liability, noncurrent	7,250	8,746
Total lease liabilities		$183,858	$182,026
____________________
(1) Operating lease assets are recorded net of accumulated amortization of $31.2 million and $23.2 million as of March 31, 2020 and December 31, 2019, respectively.
(2) Finance lease assets are recorded net of accumulated depreciation of $7.9 million and $6.0 million as of March 31, 2020 and December 31, 2019, respectively.

Supplemental cash flow and other information related to leases was as follows:

	Three Months Ended March 31,
	2020	2019

Cash paid for amounts included in the measurement of lease liabilities:	(In thousands)
Operating cash flows from operating leases	$9,953	$3,994
Operating cash flows from finance leases (interest)	$198	$148
Financing cash flows from finance leases	$1,881	$961

Weighted average remaining lease term (in years):
Operating leases	5.8	7.1
Finance leases	2.9	3.3

Weighted average discount rate:
Operating leases	5.7%	5.8%
Finance leases	5.3%	5.2%
Maturities of lease liabilities were as follows:

	As of March 31, 2020
	Operating Leases	Finance Leases

Year ended December 31,	(In thousands)
2020 (remaining nine months)	$29,148	$5,507
2021	38,190	4,659
2022	37,145	2,333
2023	29,378	1,581
2024	25,549	315
Thereafter	43,126	581
Total lease payments	202,536	14,976
Less: imputed interest	(32,467)	(1,187)
Total lease obligations	170,069	13,789
Less: current obligations	(29,949)	(6,539)
Long-term lease obligations	$140,120	$7,250
As of March 31, 2020, the Company had an additional operating lease obligation totaling $43.5 million related to a lease that will commence in the second quarter of 2020 with a lease term of 6.8 years. The Company had an additional finance lease obligation of $0.7 million related to a lease that will commence in the second quarter of 2020 with a lease term of 6.8 years.
6. Goodwill and Intangible Assets
Goodwill
Changes in Goodwill balance were as follows:

Total
(In thousands)
Balance as of December 31, 2019	$2,296,784
Measurement period adjustments	(5,147)
Balance as of March 31, 2020	$2,291,637

Intangible assets
Intangible assets consisted of the following:

	As of March 31, 2020
	Gross	Accumulated Amortization	Net

Amortizable intangible assets:	(In thousands)
Developed technology	$334,599	$(67,259)	$267,340
Customer relationships	185,594	(33,296)	152,298
Supplier relationships	4,356	(2,006)	2,350
Trade names	20,060	(4,727)	15,333
Patent	2,905	(288)	2,617
Total amortizable intangible assets	547,514	(107,576)	439,938
Non-amortizable intangible assets:
Telecommunication licenses	4,920	—	4,920
Domain names	32	—	32
Trademarks and other	263	—	263
Total	$552,729	$(107,576)	$445,153

	As of December 31, 2019
	Gross	Accumulated Amortization	Net

Amortizable intangible assets:	(In thousands)
Developed technology	$333,980	$(55,390)	$278,590
Customer relationships	182,339	(26,347)	155,992
Supplier relationships	4,356	(1,532)	2,824
Trade name	20,060	(3,727)	16,333
Patent	2,707	(262)	2,445
Total amortizable intangible assets	543,442	(87,258)	456,184
Non-amortizable intangible assets:
Telecommunication licenses	4,370	—	4,370
Domain names	32	—	32
Trademarks and other	263	—	263
Total	$548,107	$(87,258)	$460,849
Amortization expense was $20.3 million and $13.6 million for the three months ended March 31, 2020 and 2019, respectively.

Total estimated future amortization expense is as follows:

As of
March 31,
2020

Year Ended December 31,	(In thousands)
2020 (remaining nine months)	$60,796
2021	80,480
2022	77,865
2023	74,583
2024	69,304
Thereafter	76,910
Total	$439,938

7. Accrued Expenses and Other Liabilities
Accrued expenses and other current liabilities consisted of the following:

	As of	As of
	March 31,	December 31,
	2020	2019

	(In thousands)
Accrued payroll and related	$30,198	$20,462
Accrued bonus and commission	11,052	12,898
Accrued cost of revenue	71,479	47,563
Sales and other taxes payable	29,758	28,592
ESPP contributions	11,521	4,023
VAT and other taxes	4,152	4,838
Acquisition holdback	4,520	6,520
Accrued other expense	32,713	22,785
Total accrued expenses and other current liabilities	$195,393	$147,681
Other long-term liabilities consisted of the following:

	As of	As of
	March 31,	December 31,
	2020	2019

	(In thousands)
Deferred tax liability	$8,362	$7,535
Acquisition holdback	3,750	3,750
Accrued other expenses	8,854	6,462
Total other long-term liabilities	$20,966	$17,747

8. Notes Payable
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

The Notes may bear special interest under specified circumstances relating to the Company’s failure to comply with its reporting obligations under the indenture relating to the issuance of Notes (the “indenture”) or if the Notes are not freely tradeable as required by the indenture. The Notes will mature on June 1, 2023, unless earlier repurchased or redeemed by the Company or converted pursuant to their terms. The total net proceeds from the debt offering, after deducting initial purchaser discounts and debt issuance costs paid by us were $537.0 million.
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
During the three months ended March 31, 2020, the conditional conversion feature of the Notes was triggered as the last reported sale price of the Company's Class A common stock was more than or equal to 130% of the conversion price for at least 20 trading days (whether or not consecutive) in the period of 30 consecutive trading days ending on March 31, 2020 (the last trading day of the calendar quarter), and therefore the Notes are currently convertible, in whole or in part, at the option of the holders between April 1, 2020 through June 30, 2020. Whether the Notes will be convertible following such period will depend on the continued satisfaction of this condition or another conversion condition in the future. The Company continues to classify the Notes as a long-term liability in its condensed consolidated balance sheet as of March 31, 2020, based on contractual settlement provisions. The Company may redeem the Notes, in whole or in part, at its option, on or after June 1, 2021 but before the 35th scheduled trading day before the maturity date, at a cash redemption price equal to 100% of the principal amount of the Notes to be redeemed, plus accrued and unpaid interest, if any, if the last reported sale price of the Class A common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading days ending on, and including, the trading day immediately before the date the redemption notices were sent; and the trading day immediately before such notices were sent.
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
The net carrying amount of the liability component of the Notes was as follows:

	As of	As of
	March 31,	December 31,
	2020	2019

	(In thousands)
Principal	$549,998	$549,999
Unamortized discount	(78,953)	(84,647)
Unamortized issuance costs	(6,678)	(7,162)
Net carrying amount	$464,367	$458,190
The net carrying amount of the equity component of the Notes was as follows:

	As of	As of
	March 31,	December 31,
	2020	2019

	(In thousands)
Proceeds allocated to the conversion options (debt discount)	$119,434	$119,435
Issuance costs	(2,819)	(2,819)
Net carrying amount	$116,615	$116,616

The following table sets forth the interest expense recognized related to the Notes:

	Three Months Ended March 31,
	2020	2019

	(In thousands)
Contractual interest expense	$344	$344
Amortization of debt issuance costs	484	458
Amortization of debt discount	5,694	5,383
Total interest expense related to the Notes	$6,522	$6,185

In connection with the offering of the Notes, the Company entered into privately negotiated capped call transactions with certain counterparties (the “capped calls”). The capped calls each have an initial strike price of approximately $70.90 per share, subject to certain adjustments, which corresponds to the initial conversion price of the Notes. The capped calls have initial cap prices of $105.04 per share, subject to certain adjustments. The capped calls cover, subject to anti-dilution adjustments, approximately 7,757,158 shares of Class A common stock. The capped calls are generally intended to reduce or offset the potential dilution to the Class A common stock upon any conversion of the Notes with such reduction or offset, as the case may be, subject to a cap based on the cap price. The capped calls expire on the earlier of (i) the last day on which any convertible securities remain outstanding and (ii) June 1, 2023, subject to earlier exercise. The capped calls are subject to either adjustment or termination upon the occurrence of specified extraordinary events affecting the Company, including a merger event, a tender offer, and a nationalization, insolvency or delisting involving the Company. In addition, the capped calls are subject to certain specified additional disruption events that may give rise to a termination of the capped calls, including changes in law, insolvency filings, and hedging disruptions. The capped call transactions are recorded in stockholders’ equity and are not accounted for as derivatives. The net cost of $58.5 million incurred to purchase the capped call transactions was recorded as a reduction to additional paid-in capital in the accompanying condensed consolidated balance sheet.
9. Supplemental Balance Sheet Information
A roll-forward of the Company’s reserves is as follows:
(a)Allowance for doubtful accounts:

	Three Months Ended March 31,
	2020	2019

	(In thousands)
Balance, beginning of period	$6,287	$4,945
Additions	4,261	(245)
Write-offs	(1,463)	(419)
Balance, end of period	$9,085	$4,281

Percentage of revenue	2%	2%

(b)Sales credit reserve:

	Three Months Ended March 31,
	2020	2019

	(In thousands)
Balance, beginning of period	$6,784	$3,015
Additions	8,174	2,681
Deductions against reserve	(5,271)	(2,865)
Balance, end of period	$9,687	$2,831

Percentage of revenue	3%	1%

10. Revenue by Geographic Area
Revenue by geographic area is based on the IP address or the mailing address at the time of registration. The following table sets forth revenue by geographic area:

	Three Months Ended March 31,
	2020	2019

Revenue by geographic area:	(In thousands)
United States	$261,813	$166,553
International	103,055	66,586
Total	$364,868	$233,139

Percentage of revenue by geographic area:
United States	72%	71%
International	28%	29%
Long-lived assets outside the United States were not significant.
11. Commitments and Contingencies
(a)  Lease and Other Commitments
The Company entered into various non-cancelable operating lease agreements for its facilities with remaining lease terms from less than one year to slightly over nine years. See Note 5 to these condensed consolidated financial statements for additional detail on the Company's operating and finance lease commitments.
In the three months ended March 31, 2020, the Company entered into several non-cancelable vendor agreements with terms up to two years for a total purchase commitment of $16.8 million.
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
In addition to the litigation discussed above, from time to time, the Company may be subject to legal actions and claims in the ordinary course of business. The Company has received, and may in the future continue to receive, claims from third parties asserting, among other things, infringement of their intellectual property rights. Future litigation may be necessary to defend the Company, its partners and its customers by determining the scope, enforceability and validity of third-party proprietary rights, or to establish our proprietary rights. The results of any current or future litigation cannot be predicted with certainty, and regardless of the outcome, litigation can have an adverse impact on the Company because of defense and settlement costs, diversion of management resources, and other factors.
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
As of March 31, 2020 and December 31, 2019, no amounts were accrued.
(d)  Other Taxes
The Company conducts operations in many tax jurisdictions throughout the United States. In many of these jurisdictions, non-income-based taxes, such as sales, use, and telecommunications taxes are assessed on the Company’s operations. Prior to March 2017, the Company had not billed nor collected these taxes from its customers and, in accordance with U.S. GAAP, recorded a provision for its tax exposure in these jurisdictions when it was both probable that a liability had been incurred and the amount of the exposure could be reasonably estimated. These estimates included several key assumptions including, but not limited to, the taxability of the Company’s services, the jurisdictions in which its management believes it had nexus, and the sourcing of revenues to those jurisdictions. Starting in March 2017, the Company began collecting these taxes from customers in various jurisdiction and since then has expanded to most jurisdictions where these taxes are now being collected. Simultaneously, the Company continues to be in discussions with certain jurisdictions regarding its prior sales and other taxes, if any, that the Company may owe.
As of March 31, 2020 and December 31, 2019, the liability recorded for these taxes was $27.5 million and $27.0 million, respectively.
In the event other jurisdictions challenge management’s assumptions and analysis, the actual exposure could differ materially from the current estimates.

12. Stockholders’ Equity
Preferred Stock
As of March 31, 2020 and December 31, 2019, the Company had authorized 100,000,000 shares of preferred stock, par value $0.001, of which no shares were issued and outstanding.
Common Stock
As of March 31, 2020 and December 31, 2019, the Company had authorized 1,000,000,000 shares of Class A common stock and 100,000,000 shares of Class B common stock, each par value $0.001 per share. As of March 31, 2020, 128,606,443 shares of Class A common stock and 11,356,940 shares of Class B common stock were issued and outstanding. As of December 31, 2019, 126,882,172 shares of Class A common stock and 11,530,627 shares of Class B common stock were issued and outstanding.
The Company had reserved shares of common stock for issuance as follows:

	As of	As of
	March 31,	December 31,
	2020	2019

Stock options issued and outstanding	7,492,970	7,705,848
Nonvested restricted stock units issued and outstanding	8,039,823	8,490,517
Class A common stock reserved for Twilio.org	773,571	795,673
Stock-based awards available for grant under 2016 Plan	20,998,004	14,957,734
Stock-based awards available for grant under 2016 ESPP	5,233,081	3,848,953
Class A common stock reserved for the convertible senior notes	10,472,165	10,472,165
Total	53,009,614	46,270,890

13. Stock-Based Compensation
2008 Stock Option Plan
The Company maintained a stock plan, the 2008 Stock Option Plan, as amended and restated (the “2008 Plan”), which allowed the Company to grant incentive (“ISO”), non-statutory (“NSO”) stock options and restricted stock units (“RSU”) to its employees, directors and consultants to participate in the Company’s future performance through stock-based awards at the discretion of the board of directors. Under the 2008 Plan, options to purchase the Company’s common stock could not be granted at a price less than fair value in the case of ISOs and NSOs. Fair value was determined by the board of directors, in good faith, with input from valuation consultants. On June 22, 2016, the plan was terminated in connection with the Company’s IPO. Accordingly, no shares are available for future issuance under the 2008 Plan. The 2008 Plan continues to govern outstanding equity awards granted thereunder. The Company’s right of first refusal for outstanding equity awards granted under the 2008 Plan terminated upon completion of the IPO. Options granted include provisions for early exercisability.
2016 Stock Option Plan
The Company’s 2016 Stock Option and Incentive Plan (the “2016 Plan”) became effective on June 21, 2016. The 2016 Plan provides for the grant of ISOs, NSOs, restricted stock, RSUs, stock appreciation rights, unrestricted stock awards, performance share awards, dividend equivalent rights and cash-based awards to employees, directors and consultants of the Company. A total of 11,500,000 shares of the Company’s Class A common stock were initially reserved for issuance under the 2016 Plan. These available shares automatically increase each January 1, beginning on January 1, 2017, by 5% of the number of shares of the Company’s Class A and Class B common stock outstanding on the immediately preceding December 31, or such lesser number of shares as determined by the Company’s compensation committee. On January 1, 2020 and 2019, the shares available for grant under the 2016 Plan were automatically increased by 6,920,640 and 5,004,011 shares, respectively.
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
SendGrid Equity Awards Assumed in Acquisition
In connection with its acquisition of SendGrid, Inc. ("SendGrid"), the Company assumed all stock options and restricted stock units issued under SendGrid’s 2009, 2012 or 2017 Stock Incentive Plans that were outstanding on the date of acquisition. The assumed equity awards will continue to be outstanding and will be governed by the provisions of their respective plans. Additionally, the Company assumed shares of SendGrid common stock that were reserved and available for issuance under SendGrid's 2017 Equity Incentive Plan, on an as converted basis. These shares can be utilized for future equity grants under the Company’s 2016 Plan, to the extent permitted by New York Stock Exchange rules.
2016 Employee Stock Purchase Plan
The Company’s Employee Stock Purchase Plan (“2016 ESPP”), as amended, initially became effective on June 21, 2016. A total of 2,400,000 shares of the Company’s Class A common stock were initially reserved for issuance under the 2016 ESPP. These available shares automatically increase each January 1, beginning on January 1, 2017, by the lesser of 1,800,000 shares of the common stock, 1% of the number of shares of the Company’s Class A and Class B common stock outstanding on the immediately preceding December 31 or such lesser number of shares as determined by the Company’s compensation committee. On January 1, 2020 and 2019, the shares available for grant under the 2016 ESPP were automatically increased by 1,384,128 and 1,000,802 shares, respectively.
The 2016 ESPP allows eligible employees to purchase shares of the Company’s Class A common stock at a discount of up to 15% through payroll deductions of their eligible compensation, subject to any plan limitations. The 2016 ESPP provides for separate six-month offering periods beginning in May and November of each fiscal year.
On each purchase date, eligible employees purchase the Company’s stock at a price per share equal to 85% of the lesser of (i) the fair market value of the Company’s Class A common stock on the offering date or (ii) the fair market value of the Company’s Class A common stock on the purchase date. As of March 31, 2020, total unrecognized compensation cost related to the 2016 ESPP was $1.3 million, which will be amortized over a weighted-average period of 0.1 years.
Stock Options
Stock option activity under the Company's 2008 Plan and 2016 Plan as well as respective Stock Incentive Plans assumed in the SendGrid acquisition was as follows:

	Number of options outstanding	Weighted- average exercise price (Per share)	Weighted- average remaining contractual term (In years)	Aggregate intrinsic value (In thousands)

Outstanding options as of December 31, 2019	7,150,848	$28.79	6.47	$511,971
Granted	534,412	121.20
Exercised	(669,030)	12.30
Forfeited and canceled	(78,260)	52.44
Outstanding options as of March 31, 2020	6,937,970	$37.23	7.16	$400,612
Options vested and exercisable as of March 31, 2020	4,545,317	$18.07	6.39	$329,352

	Three Months Ended March 31,
	2020	2019

	(In thousands)
Aggregate intrinsic value of stock options exercised (1)	$68,359	$187,016
Total estimated grant date fair value of options vested	$23,335	$55,310
Weighted-average grant date fair value per share of options granted	$60.47	$58.00
____________________
(1) Aggregate intrinsic value represents the difference between the fair value of the Company’s Class A common stock as reported on the New York Stock Exchange and the exercise price of outstanding “in-the-money” options.

On February 28, 2017, the Company granted a total of 555,000 shares of performance-based stock options in three distinct awards to an employee with grant date fair values of $13.48, $10.26 and $8.41 per share for a total grant value of $5.9 million. The first half of each award vests upon satisfaction of a performance condition and the remainder vests thereafter in equal monthly installments over a two year period. All performance conditions have been met. The stock options are amortized over a derived service period, as adjusted, of 3.1 years, 3.9 years and 4.4 years, respectively. The stock options value and the derived service period were estimated using the Monte-Carlo simulation model. The following table summarizes the details of the performance options:

	Number of options outstanding	Weighted- average exercise price (Per share)	Weighted- average remaining contractual term (In years)	Aggregate intrinsic value (In thousands)

Outstanding options as of December 31, 2019	555,000	$31.72	4.16	$36,941
Granted	—	—
Exercised	—	—
Forfeited and canceled	—	—
Outstanding options as of March 31, 2020	555,000	$31.72	3.91	$32,062
Options vested and exercisable as of March 31, 2020	462,499	$31.72	3.91	$26,719
As of March 31, 2020, total unrecognized compensation cost related to nonvested stock options was $109.1 million, which will be amortized on a ratable basis over a weighted-average period of 2.1 years.
Restricted Stock Units

	Number of awards outstanding	Weighted- average grant date fair value (Per share)	Aggregate intrinsic value (In thousands)

Nonvested RSUs as of December 31, 2019	8,490,517	$74.21	$830,167
Granted	728,343	117.09
Vested	(872,870)	62.65
Forfeited and canceled	(306,167)	$75.56
Nonvested RSUs as of March 31, 2020	8,039,823	$80.61	$713,474
As of March 31, 2020, total unrecognized compensation cost related to nonvested RSUs was $579.9 million, which will be amortized over a weighted-average period of 2.6 years.
Valuation Assumptions
The fair value of employee stock options was estimated on the date of grant using the following assumptions in the Black-Scholes option pricing model:

	Three Months Ended March 31,
Employee Stock Options:	2020	2019

Fair value of common stock	$117.9 - $126.7	$111.3 - $130.7
Expected term (in years)	6.08	0.33 - 6.08
Expected volatility	51.9%	48.3% - 66.5%
Risk-free interest rate	1.3% - 1.4%	2.4% - 2.5%
Dividend rate	—%	—%
The following assumptions were used in the Monte Carlo simulation model to estimate the grant date fair value and the derived service period of the performance options:

Asset volatility	40%
Equity volatility	45%
Discount rate	14%
Stock price at grant date	$31.7
Stock-Based Compensation Expense
The Company recorded the total stock-based compensation expense as follows:

	Three Months Ended March 31,
	2020	2019

	(In thousands)
Cost of revenue	$1,837	$1,809
Research and development	33,209	25,339
Sales and marketing	19,943	11,749
General and administrative	14,036	19,427
Total	$69,025	$58,324

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

The following table sets forth the calculation of basic and diluted net loss per share attributable to common stockholders during the periods presented:

	Three Months Ended March 31,
	2020	2019

Net loss attributable to common stockholders (in thousands)	$(94,791)	$(36,503)
Weighted-average shares used to compute net loss per share attributable to common stockholders, basic and diluted	139,231,594	116,590,513
Net loss per share attributable to common stockholders, basic and diluted	$(0.68)	$(0.31)
The following outstanding shares of common stock equivalents were excluded from the calculation of the diluted net loss per share attributable to common stockholders because their effect would have been anti-dilutive:

	As of March 31,
	2020	2019

Stock options issued and outstanding	7,492,970	10,045,155
Nonvested restricted stock units issued and outstanding	8,039,823	8,813,737
Class A common stock reserved for Twilio.org	773,571	776,334
Class A common stock committed under 2016 ESPP	212,028	113,959
Conversion spread (1)	2,747,996	2,873,836
Unvested shares subject to repurchase	—	1,250
Total	19,266,388	22,624,271

____________________
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

15. Income Taxes
The Company recorded an income tax provision of $1.0 million and income tax benefit of $51.7 million for the three months ended March 31, 2020 and 2019, respectively. The Company continues to maintain a valuation allowance for its U.S. federal and state net deferred tax assets.

The provision for income taxes recorded in the three months ended March 31, 2020, consists primarily of income taxes and withholding taxes in foreign jurisdictions in which the Company conducts business. The Company's U.S. operations have been in a loss position and the Company maintains a full valuation allowance against its U.S. deferred tax assets.

The tax benefit for the three months ended March 31, 2019, was primarily related to a partial release of valuation allowance, of which $49.2 million was directly related to the day one impact from the acquisition of SendGrid. In connection with the SendGrid acquisition, the Company recorded a net deferred tax liability which provides an additional source of taxable income to support the realization of the pre-existing deferred tax assets. As a result, during the three months ended March 31, 2019, the Company released a total of $51.6 million of its U.S. valuation allowance.

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security (CARES) Act was enacted and signed into U.S. law to provide economic relief to individuals and businesses facing economic hardship as a result of the COVID-19 pandemic. Changes in tax laws or rates are accounted for in the period of enactment. The income tax provisions of the CARES Act do not have a significant impact on our current taxes, deferred taxes, and uncertain tax positions of the Company.

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
Overview
We are the leader in the Cloud Communications Platform category. We enable developers to build, scale and operate real-time communications within their software applications via our simple-to-use Application Programming Interfaces (“APIs”). The power, flexibility, and reliability offered by our software building blocks empowers companies of virtually every shape and size to build world-class engagement into their customer experience.

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
Our customers’ applications are able to reach users via voice, messaging, video and email in nearly every country in the world by utilizing our platform. We support our global business through over 25 cloud data centers across more than seven regions around the world and have developed contractual relationships with network service providers globally.
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
We have achieved significant growth in recent periods. In the three months ended March 31, 2020 and 2019, our revenue was $364.9 million and $233.1 million, respectively, and our net loss was $94.8 million and $36.5 million, respectively. In the three months ended March 31, 2020 and 2019, our 10 largest Active Customer Accounts generated an aggregate of 15% and 14%, respectively, of our total revenue.
COVID-19 UPDATE
A novel coronavirus disease (“COVID-19”) first identified in China in late 2019 has spread globally and resulted in the imposition of numerous unprecedented measures to try to contain the virus, including travel bans and restrictions, shutdowns, quarantines, shelter-in-place and social distancing orders. To prioritize the health and safety of our employees, customers and our community at large, we have postponed SIGNAL, our annual developer and customer conference, to September 2020 and have either cancelled or shifted other planned events through June 30, 2020, to virtual-only experiences and may determine to alter, postpone or cancel additional customer, employee or industry events in the future. Since mid-March, we have also taken several precautionary measures to protect our employees and contingent workers and help minimize the spread of the virus including temporarily closing our worldwide offices and requiring all employees and contingent workers to work from home and suspending all business travel worldwide for our employees.
The broader implications of COVID-19 on our results of operations and overall financial performance remain uncertain. The COVID-19 pandemic and its adverse effects have become more prevalent in the locations where we, our customers, suppliers or third-party business partners conduct business. In the three months ended March 31, 2020, we witnessed declines in usage of our platform from customers in industries including, travel, hospitality and ridesharing. However, we also experienced increased usage in other areas, including healthcare, education, entertainment and media. We acknowledge that there may be additional impacts to the economy and our business as a result of COVID-19. We expect that there may be some volatility in customer demand and buying habits as the pandemic continues and we may experience constrained supply or curtailed customer demand that could materially adversely impact our business, results of operations and financial performance in future periods. Specifically, we may experience impact from delayed sales cycles, including customers and prospective customers delaying contract signing or contract renewals, or reducing budgets or minimum commitments related to the products and services that we offer and changes to consumer behavior that may affect customers who use our products and service for confirmations, notifications, and other use cases. While we are continuing our recruiting efforts, it is possible that the pace of our hiring may slow during the pendency of the COVID-19 pandemic. In addition, to prepare for potential surges in demand, we have in the past, and may during the pendency of the COVID-19 pandemic, incur additional costs and make additional investments in order to meet the demands of increased customer usage of our products and services and to expand the capacity of our global infrastructure. If there is increased customer demand and increased usage of our products and services, our cost of revenue may increase and our gross margins may be negatively impacted. See Part II, Item 1A, “Risk Factors” for further discussion of the possible impact of the COVID-19 pandemic on our business, financial condition and results of operations.

Key Business Metrics

	Three Months Ended March 31,
	2020	2019
Number of Active Customer Accounts (as of end date of period) (1)	190,000	154,797
Total revenue (in thousands) (1)	$364,868	$233,139
Total Revenue Growth Rate (1)	57%	81%
Dollar-Based Net Expansion Rate (2)	143%	142%
____________________
(1) Includes the contribution from our Twilio SendGrid business, acquired on February 1, 2019. Effective December 31, 2019, we round down the number of Active Customer Accounts to the nearest thousand.

(2) As previously announced in our Annual Report on Form 10-K filed with the SEC on March 2, 2020, commencing with the three-month period ended March 31, 2020, we calculate our Dollar-Based Net Expansion Rate by comparing total revenue from a cohort of Active Customer Accounts in a period to the same period in the prior year (the "New DBNE Definition"). To facilitate comparison between the periods presented, Dollar-Based Net Expansion Rate as presented in the table above has been calculated as if the New DBNE Definition had been in effect during that period. As a result of the New DBNE Definition, unless specifically identified as being calculated using total revenue, any Dollar-Based Net Expansion Rates disclosed by our Company in SEC filings, press releases and presentations prior to the date of this Quarterly Report will not be directly comparable to our Dollar-Based Net Expansion Rates going forward.

Number of Active Customer Accounts. We believe that the number of Active Customer Accounts is an important indicator of the growth of our business, the market acceptance of our platform and future revenue trends. We define an Active Customer Account at the end of any period as an individual account, as identified by a unique account identifier, for which we have recognized at least $5 of revenue in the last month of the period. We believe that use of our platform by customers at or above the $5 per month threshold is a stronger indicator of potential future engagement than trial usage of our platform or usage at levels below $5 per month. A single organization may constitute multiple unique Active Customer Accounts if it has multiple account identifiers, each of which is treated as a separate Active Customer Account. Effective December 31, 2019, we round down the number of Active Customer Accounts to the nearest thousand.
In the three months ended March 31, 2020 and 2019, revenue from Active Customer Accounts represented over 99% of total revenue in each period.
Dollar-Based Net Expansion Rate. Our ability to drive growth and generate incremental revenue depends, in part, on our ability to maintain and grow our relationships with existing Active Customer Accounts and to increase their use of the platform. An important way in which we have historically tracked performance in this area is by measuring the Dollar-Based Net Expansion Rate for Active Customer Accounts. Our Dollar-Based Net Expansion Rate increases when such Active Customer Accounts increase their usage of a product, extend their usage of a product to new applications or adopt a new product. Our Dollar-Based Net Expansion Rate decreases when such Active Customer Accounts cease or reduce their usage of a product or when we lower usage prices on a product. As our customers grow their businesses and extend the use of our platform, they sometimes create multiple customer accounts with us for operational or other reasons. As such, for reporting periods starting with the three months ended December 31, 2016, when we identify a significant customer organization (defined as a single customer organization generating more than 1% of revenue in a quarterly reporting period) that has created a new Active Customer Account, this new Active Customer Account is tied to, and revenue from this new Active Customer Account is included with, the original Active Customer Account for the purposes of calculating this metric. We believe that measuring Dollar-Based Net Expansion Rate provides a more meaningful indication of the performance of our efforts to increase revenue from existing customers.

For historical periods through December 31, 2019, our Dollar-Based Net Expansion Rate compared the revenue from Active Customer Accounts, other than large Active Customer Accounts that have never entered into 12-month minimum revenue commitment contracts with us, in a quarter to the same quarter in the prior year. For reporting periods starting with the three months ended March 31, 2020, our Dollar-Based Net Expansion Rate compares the total revenue from all Active Customer Accounts in a quarter to the same quarter in the prior year. To calculate the Dollar-Based Net Expansion Rate, we first identify the cohort of Active Customer Accounts that were Active Customer Accounts in the same quarter of the prior year. The Dollar-Based Net Expansion Rate is the quotient obtained by dividing the revenue generated from that cohort in a quarter, by the revenue generated from that same cohort in the corresponding quarter in the prior year. When we calculate Dollar-Based Net Expansion Rate for periods longer than one quarter, we use the average of the applicable quarterly Dollar-Based Net Expansion Rates for each of the quarters in such period. As a result of the change in calculation of Dollar-Based Net Expansion Rate, unless specifically identified as being calculated based on total revenue, any Dollar-Based Net Expansion Rates disclosed by our Company in SEC filings, press releases and presentations prior to the date of this Quarterly Report will not be directly comparable to our Dollar-Based Net Expansion Rates going forward.
The table below sets forth our historical Dollar-Based Net Expansion Rates as calculated pursuant to total revenue.

Three Months Ended
Dec 31, 2019	Sep 30, 2019	Jun 30, 2019	Mar 31, 2019	Dec 31, 2018	Sep 30, 2018	Jun 30, 2018	Mar 31, 2018
125%	132%	141%	142%	150%	147%	138%	138%

	Three Months Ended
Dec 31, 2017	Sep 30, 2017	Jun 30, 2017	Mar 31, 2017	Dec 31, 2016	Sep 30, 2016	Jun 30, 2016
123%	125%	132%	128%	141%	140%	148%

Key Components of Statements of Operations
Revenue. We derive our revenue primarily from usage-based fees earned from customers using the software products within our Solutions APIs and Channel APIs. These usage-based software products include offerings, such as Programmable Voice, Programmable Messaging and Programmable Video. Some examples of the usage-based fees for which we charge include minutes of call duration activity for our Programmable Voice products, number of text messages sent or received using our Programmable Messaging products and number of authentications for our Account Security products. In the three months ended March 31, 2020 and 2019, we generated 74% and 76% of our revenue, respectively, from usage-based fees. We also earn monthly flat fees from certain fee-based products, such as our Email API, Marketing Campaigns, Flex seats, telephone numbers, short codes and customer support.
When customers first begin using our platform, they typically pay upfront via credit card in monthly prepaid amounts and draw down their balances as they purchase or use our products. As customers grow their usage of our products, they automatically receive tiered usage discounts. Our larger customers often enter into contracts, for at least 12 months that contain minimum revenue commitments, which may contain more favorable pricing. Customers on such contracts typically are invoiced monthly in arrears for products used.
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

Cost of Revenue and Gross Margin. Cost of revenue consists primarily of fees paid to network service providers. Cost of revenue also includes cloud infrastructure fees, direct costs of personnel, such as salaries and stock-based compensation for our customer support employees, and non-personnel costs, such as depreciation and amortization expense related to data centers and hosting equipment, amortization of capitalized internal use software development costs and acquired intangibles. Our arrangements with network service providers require us to pay fees based on the volume of phone calls initiated or text messages sent, as well as the number of telephone numbers acquired by us to service our customers. Our arrangements with our cloud infrastructure provider require us to pay fees based on our server capacity consumption.
Our gross margin has been and will continue to be affected by a number of factors, including the timing and extent of our investments in our operations, our product mix, our ability to manage our network service provider and cloud infrastructure-related fees, including Application to Person SMS fees, the mix of U.S. revenue compared to international revenue, changes in foreign exchange rates and the timing of amortization of capitalized software development costs and acquired intangibles and the extent to which we periodically choose to pass on our cost savings from platform optimization efforts to our customers in the form of lower usage prices.
Operating Expenses. The most significant components of operating expenses are personnel costs, which consist of salaries, benefits, sales commissions and bonuses and stock-based compensation. We also incur other non-personnel costs related to our general overhead expenses. We expect that our operating costs will increase in absolute dollars as we add additional employees and invest in our infrastructure to grow our business.
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
Sales and Marketing. Sales and marketing expenses consist primarily of personnel costs, including commissions for our sales employees. Sales and marketing expenses also include expenditures related to advertising, marketing, our brand awareness activities and developer evangelism, costs related to our SIGNAL customer and developer conferences, credit card processing fees, professional services fees, depreciation, amortization of acquired intangibles and an allocation of our general overhead expenses.
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
General and Administrative. General and administrative expenses consist primarily of personnel costs for our accounting, finance, legal, human resources and administrative support personnel and executives. General and administrative expenses also include costs related to business acquisitions, legal and other professional services fees, certain taxes, depreciation and amortization and an allocation of our general overhead expenses. We expect that we will incur costs associated with supporting the growth of our business and to meet the increased compliance requirements associated with our international expansion. We may also incur higher than usual losses related to deterioration of quality of certain financial assets caused by the macroeconomic conditions and uncertainly in the COVID-19 environment.
Our general and administrative expenses include a certain amount of sales and other taxes to which we are subject based on the manner we sell and deliver our products. Prior to March 2017, we did not collect sales or other taxes from our customers and recorded such taxes as general and administrative expenses. Effective March 2017, we began collecting most of these taxes from customers in certain jurisdictions and since then we have expanded to most jurisdictions where these taxes are now being collected. We continue expanding the number of jurisdictions where we will be collecting these taxes in the future. We expect that these expenses will continue to decline in future years as we continue collecting these taxes from our customers in additional jurisdictions, which would further reduce our rate of ongoing accrual.
Provision for Income Taxes. The provision for income taxes consists primarily of income taxes and withholding taxes in foreign jurisdictions in which the Company conducts business. The Company's U.S. operations have been in a loss position and the Company maintains a full valuation allowance against its U.S. deferred tax assets.

Non-GAAP Financial Measures
We use the following non-GAAP financial information, collectively, to evaluate our ongoing operations and for internal planning and forecasting purposes. We believe that non-GAAP financial information, when taken collectively, may be helpful to investors because it provides consistency and comparability with past financial performance, facilitates period-to-period comparisons of results of operations, and assists in comparisons with other companies, many of which use similar non-GAAP financial information to supplement their GAAP results. Non-GAAP financial information is presented for supplemental informational purposes only, should not be considered a substitute for financial information presented in accordance with generally accepted accounting principles, and may be different from similarly-titled non-GAAP measures used by other companies. Whenever we use a non-GAAP financial measure, a reconciliation is provided to the most closely applicable financial measure stated in accordance with generally accepted accounting principles. Investors are encouraged to review the related GAAP financial measures and the reconciliation of these non-GAAP financial measures to their most directly comparable GAAP financial measures.
Non-GAAP Gross Profit and Non-GAAP Gross Margin. For the periods presented, we define non‑GAAP gross profit and non-GAAP gross margin as GAAP gross profit and GAAP gross margin, respectively, adjusted to exclude, as applicable, certain expenses as presented in the table below:

	Three Months Ended March 31,
	2020	2019

Reconciliation:	(In thousands)
Gross profit	$193,535	$126,050
Non-GAAP adjustments:
Stock-based compensation	1,837	1,809
Amortization of acquired intangibles	12,381	8,460
Non-GAAP gross profit	$207,753	$136,319
Non-GAAP gross margin	57%	58%

Non-GAAP Operating Expenses. For the periods presented, we define non-GAAP operating expenses (including categories of operating expenses) as GAAP operating expenses (and categories of operating expenses) adjusted to exclude, as applicable, certain expenses as presented in the table below:

	Three Months Ended March 31,
	2020	2019

Reconciliation:	(In thousands)
Operating expenses	$286,231	$213,638
Non-GAAP adjustments:
Stock-based compensation	(67,188)	(56,515)
Amortization of acquired intangibles	(7,911)	(5,156)
Acquisition-related expenses	(302)	(12,543)
Charitable contributions	(2,701)	—
Payroll taxes related to stock-based compensation	(6,453)	(6,468)
Non-GAAP operating expenses	$201,676	$132,956

Non-GAAP Income from Operations and Non-GAAP Operating Margin. For the periods presented, we define non-GAAP income from operations and non-GAAP operating margin as GAAP loss from operations and GAAP operating margin, respectively, adjusted to exclude, as applicable, certain expenses as presented in the table below:

	Three Months Ended March 31,
	2020	2019

Reconciliation:	(In thousands)
Loss from operations	$(92,696)	$(87,588)
Non-GAAP adjustments:
Stock-based compensation	69,025	58,324
Amortization of acquired intangibles	20,292	13,616
Acquisition-related expenses	302	12,543
Charitable contributions	2,701	—
Payroll taxes related to stock-based compensation	6,453	6,468
Non-GAAP income from operations	$6,077	$3,363
Non-GAAP operating margin	2%	1%

Results of Operations
The following tables set forth our results of operations for the periods presented and as a percentage of our total revenue for those periods. We have included our Twilio SendGrid business in our results of operations prospectively after February 1, 2019, the closing date of the acquisition. The period-to-period comparison of our historical results are not necessarily indicative of the results that may be expected in the future.

	Three Months Ended March 31,
	2020	2019

Condensed Consolidated Statements of Operations Data:	(In thousands)
Revenue	$364,868	$233,139
Cost of revenue (1) (2)	171,333	107,089
Gross profit	193,535	126,050
Operating expenses:
Research and development (1) (2)	114,339	77,855
Sales and marketing (1) (2)	116,722	71,607
General and administrative (1) (2)	55,170	64,176
Total operating expenses	286,231	213,638
Loss from operations	(92,696)	(87,588)
Other expenses, net	(1,118)	(636)
Loss before (provision) benefit for income taxes	(93,814)	(88,224)
(Provision) benefit for income taxes	(977)	51,721
Net loss attributable to common stockholders	$(94,791)	$(36,503)

____________________
(1) Includes stock-based compensation expense as follows:

	Three Months Ended March 31,
	2020	2019

	(In thousands)
Cost of revenue	$1,837	$1,809
Research and development	33,209	25,339
Sales and marketing	19,943	11,749
General and administrative	14,036	19,427
Total	$69,025	$58,324
(2) Includes amortization of acquired intangibles as follows:

	Three Months Ended March 31,
	2020	2019

	(In thousands)
Cost of revenue	$12,381	$8,460
Sales and marketing	7,864	5,003
General and administrative	47	153
Total	$20,292	$13,616

Condensed Consolidated Statements of Operations, as a percentage of revenue: **

	Three Months Ended March 31,
	2020	2019

Revenue	100%	100%
Cost of revenue	47	46
Gross profit	53	54
Operating expenses:
Research and development	31	33
Sales and marketing	32	31
General and administrative	15	28
Total operating expenses	78	92
Loss from operations	(25)	(38)
Other expenses, net	*	*
Loss before (provision) benefit for income taxes	(26)	(38)
(Provision) benefit for income taxes	*	22
Net loss attributable to common stockholders	(26%)	(16%)

___________________
* Less than 0.5% of revenue.
** Columns may not add up to 100% due to rounding.

Comparison of the Three Months Ended March 31, 2020 and 2019
Revenue

	Three Months Ended March 31,
	2020	2019	Change

	(Dollars in thousands)
Total Revenue	$364,868	$233,139	$131,729	57%

In the three months ended March 31, 2020, the total revenue increased by $131.7 million, or 57%, compared to the same period last year. This increase was primarily attributable to an increase in the usage of our products, particularly our Programmable Messaging products and Programmable Voice products, and the adoption of additional products by our existing customers. In addition, the current period includes a full three months of revenue from our Twilio SendGrid business, while the prior period included that business only for the period from February 1, 2019, (the acquisition closing date) through March 31, 2019. The increase in usage was also attributable to a 23% increase in the number of Active Customer Accounts, from 154,797 as of March 31, 2019, to over 190,000 as of March 31, 2020, which was also benefited from the customer accounts added as a result of our acquisition of our Twilio SendGrid business. These increases were partially offset by pricing decreases that we have implemented over time in the form of lower usage prices, in an effort to increase the reach and scale of our platform. The changes in usage and prices in 2020 were reflected in our Dollar-Based Net Expansion Rate of 143% for the three months ended March 31, 2020.
In the three months ended March 31, 2020, U.S. revenue and international revenue represented $261.8 million, or 72%, and $103.1 million, or 28%, respectively, of total revenue. In the three months ended March 31, 2019, U.S. revenue and international revenue represented $166.6 million, or 71%, and $66.6 million, or 29%, respectively, of total revenue. The increase in international revenue was attributable to the growth in usage of our products, particularly our Programmable Messaging products and Programmable Voice products, by our existing international Active Customer Accounts; a 24% increase in the number of international Active Customer Accounts driven in part by our focus on expanding our sales to customers outside of the United States; and the revenue contribution from our Twilio SendGrid business after the acquisition closing date.

Cost of Revenue and Gross Margin

	Three Months Ended March 31,
	2020	2019	Change

	(Dollars in thousands)
Cost of revenue	$171,333	$107,089	$64,244	60%
Gross margin	53%	54%
In the three months ended March 31, 2020, cost of revenue increased by $64.2 million, or 60%, compared to the same period last year. The increase in cost of revenue was primarily attributable to a $47.4 million increase in network service providers’ costs and a $5.0 million increase in cloud infrastructure fees, both to support the growth in usage of our products. The increase was also due to a $3.9 million increase in amortization expense related to the intangible assets that we acquired through our various business combinations. The current period includes a full three months of cost of revenue from our Twilio SendGrid business, while the prior period included that business only for the period from February 1, 2019, (the acquisition closing date) through March 31, 2019.
In the three months ended March 31, 2020, gross margin percentage slightly declined compared to the three months ended March 31, 2019. Changes in product mix, which includes the impact of our Twilio SendGrid business, and some operational improvements were largely offset by an increase in amortization expense related to acquired intangible assets, the impact of an increasing mix of international product usage, and an increase in network service provider fees in certain geographies.
Operating Expenses

	Three Months Ended March 31,
	2020	2019	Change

	(Dollars in thousands)
Research and development	$114,339	$77,855	$36,484	47%
Sales and marketing	116,722	71,607	45,115	63%
General and administrative	55,170	64,176	(9,006)	(14)%
Total operating expenses	$286,231	$213,638	$72,593	34%
The current period includes a full three month of operating expenses from our Twilio SendGrid business, while the prior period included that business only for the period from February 1, 2019 (the acquisition closing date) through March 31, 2019.
In the three months ended March 31, 2020, research and development expenses increased by $36.5 million, or 47%, compared to the same period last year. The increase was primarily attributable to a $32.8 million increase in personnel costs, net of a $5.3 million increase in capitalized software development costs, largely as a result of a 62% average increase in our research and development headcount, as we continued to focus on enhancing our existing products, introducing new products as well as enhancing product management and other technical functions. This increase also reflected the impact of growth in the headcount as a result of the acquisition of our Twilio SendGrid business. The increase was also due to a $3.6 million increase in facilities and depreciation expenses to accommodate the growth in our headcount.
In the three months ended March 31, 2020, sales and marketing expenses increased by $45.1 million, or 63%, compared to the same period last year. The increase was primarily attributable to a $30.0 million increase in personnel costs, largely as a result of an 83% average increase in sales and marketing headcount, as we continued to expand our sales efforts in the United States and internationally. The increase also reflected the impact of growth in the headcount as a result of the acquisition of our Twilio SendGrid business. The increase was also due to a $3.7 million increase in advertising expenses, a $2.9 million increase related to the amortization of acquired intangible assets and a $1.5 million increase in facilities and related expenses.
In the three months ended March 31, 2020, general and administrative expenses decreased by $9.0 million, or 14%, compared to the same period last year. The decrease was primarily due to a $12.2 million decrease in professional expenses related to our acquisitions of other businesses and a $5.4 million decrease in stock based compensation expense related to certain one-time expenses incurred in 2019 as a result of our business combination with SendGrid. These decreases were partially offset by a $3.9 million increase in personnel costs, largely as a result of a 48% average increase in general and administrative headcount, to support the growth of our business domestically and internationally. This increase also reflected the impact of growth in the headcount as a result of the acquisition of our Twilio SendGrid business. Additionally, our allowance for credit losses increased by $4.2 million partially in response to the macroeconomic effects and uncertainty imposed by the COVID-19 environment and our charitable contributions increased by $2.7 million due to a donation by Twilio.org of shares of our Class A common stock to charity.
Liquidity and Capital Resources
To date, our principal sources of liquidity have been (i) the net proceeds of $155.5 million, $64.4 million, and $979.0 million, net of underwriting discounts and offering expenses, from our initial public offering in June 2016 and our subsequent public offerings in October 2016 and June 2019, respectively; (ii) the net proceeds we received through private sales of equity securities; (iii) the net proceeds of approximately $537.0 million, after deducting purchaser discounts and debt issuance costs paid by us, from issuance of the 0.25% convertible senior notes due 2023 (the "Notes"), as described in Note 8 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q; and (iv) the payments received from customers using our products.
We believe that our cash, cash equivalents and marketable securities balances, as well as the cash flows generated by our operations will be sufficient to satisfy our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. However, our belief may prove to be incorrect, and we could utilize our available financial resources sooner than we currently expect. Our future capital requirements and the adequacy of available funds will depend on many factors, including those set forth in Part II, Item 1A, “Risk Factors.” We may be required to seek additional equity or debt financing in order to meet these future capital requirements. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us, or at all. If we are unable to raise additional capital when desired, our business, results of operations and financial condition would be adversely affected. Additionally, cash from operations could also be affected by various risks and uncertainties in connection with the COVID-19 pandemic, including timing and ability to collect payments from our customers and other risks detailed in Part II, Item 1A, "Risk Factors".
Cash Flows
The following table summarizes our cash flows:

	Three Months Ended March 31,
	2020	2019

	(In thousands)
Cash provided by (used in) operating activities	$15,535	$(9,113)
Cash provided by (used) in investing activities	71,645	(130,201)
Cash provided by financing activities	4,603	12,811
Net increase (decrease) increase in cash, cash equivalents and restricted cash	$91,783	$(126,503)
Cash Flows from Operating Activities
In the three months ended March 31, 2020, cash provided by operating activities consisted primarily of our net loss of $94.8 million adjusted for non-cash items, including $69.0 million of stock-based compensation expense, $32.2 million of depreciation and amortization expense, $8.0 million of reduction in our operating right-of-use assets, $6.2 million in amortization of debt discount and issuance costs, a $4.2 million increase in allowance for credit losses and $16.2 million of cumulative changes in operating assets and liabilities. With respect to changes in operating assets and liabilities, accounts receivable and prepaid expenses increased $31.3 million primarily due to the timing of cash receipts from our customers, pre-payments for cloud infrastructure fees and certain operating expenses. Accounts payable and other current liabilities increased $24.0 million primarily due to increases in transaction volumes. Our operating right-of-use liability decreased $7.0 million due to payments made against our operating lease obligations. Our long-term assets increased $5.8 million due to an increase in the sales commissions balances related to the growth of our business.
In the three months ended March 31, 2019, cash used in operating activities consisted primarily of our net loss of $36.5 million adjusted for non-cash items, including $58.3 million of stock-based compensation expense, $51.6 million of tax benefit related to our business combination with SendGrid, $21.2 million of depreciation and amortization expense, $5.8 million amortization of the debt discount and issuance costs related to our Notes and $10.8 million of cumulative changes in operating assets and liabilities. With respect to changes in operating assets and liabilities, accounts payable and other current liabilities increased $5.5 million primarily due to increases in transaction volumes. Deferred revenue and customer deposits increased $0.4 million due to increases in transaction volumes and timing of customer prepayments. Accounts receivable and prepaid expenses increased $9.7 million primarily due to the timing of cash receipts from certain of our larger customers, pre-payments for cloud infrastructure fees and certain operating expenses.
Cash Flows from Investing Activities
In the three months ended March 31, 2020, cash provided by investing activities was $71.6 million primarily consisting of $89.0 million of maturities and sales of marketable securities and other investments, net of purchases, $8.6 million related to capitalized software development costs and $6.3 million related to purchases of long-lived assets.
In the three months ended March 31, 2019, cash used in investing activities was $130.2 million primarily consisting of $279.0 million of purchases of marketable securities, net of maturities and sales, $156.8 million of cash acquired in our business combination with SendGrid, $5.4 million related to capitalized software development costs and $2.7 million in purchases of property and equipment.
Cash Flows from Financing Activities
In the three months ended March 31, 2020, cash provided by financing activities was $4.6 million primarily consisting of $8.2 million proceeds from stock options exercised by our employees. This was offset by $2.0 million in principal payments on financing leases and $1.7 million related to the value of equity awards withheld to settle tax liabilities.
In the three months ended March 31, 2019, cash provided by financing activities was $12.8 million primarily consisting of $15.3 million proceeds from stock options exercised by our employees. This was offset by $1.5 million in principal payments on financing leases and notes payable and $1.1 million related to the value of equity awards withheld to settle tax liabilities.
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
We believe that the accounting policies, assumptions and estimates associated with revenue recognition and business combinations have the greatest potential impact on our unaudited condensed consolidated financial statements. Therefore, we consider these to be our critical accounting policies and estimates.
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
Accounting Pronouncements Not Yet Adopted
Refer to Note 2 to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for a discussion of recent accounting pronouncements not yet adopted.
Off-Balance Sheet Arrangements
We have not entered into any off-balance sheet arrangements and do not have any holdings in variable interest entities.
Contractual Obligations and Other Commitments
Our principal commitments consist of obligations under our Notes, our operating leases for office space and our contractual commitments to our cloud infrastructure and network service providers. In the three months ended March 31, 2020, the Company entered into several non-cancelable vendor agreements with terms up to two years for a total purchase commitment of $16.8 million.

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
We webcast our earnings calls and certain events we participate in or host with members of the investment community on our investor relations website. Additionally, we provide notifications of news or announcements regarding our financial performance, including SEC filings, investor events, press and earnings releases and blogs as part of our investor relations website. We also use our Twitter Account (https://twitter.com/twilio) and the Twitter account of our Chief Executive Officer, Jeff Lawson (https://twitter.com/jeffiel) as a means of disclosing information about our Company, our services and other matters and for complying with our disclosure obligations under Regulation FD.
Further corporate governance information, including our corporate governance guidelines and code of business conduct and ethics, is also available on our investor relations website under the heading "Corporate Governance." The contents of our websites and the social media channels identified above are not intended to be incorporated by reference into this Quarterly Report on Form 10-Q or in any other report or document we file with the SEC, and any references to our websites are intended to be inactive textual references only.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
We are exposed to certain market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities as follows:
Interest Rate Risk
We had cash and cash equivalents of $345.5 million and marketable securities of $1,497.9 million as of March 31, 2020. Cash and cash equivalents consist of bank deposits and money market funds. Marketable securities consist primarily of U.S. treasury securities and high credit quality corporate debt securities. The cash and cash equivalents and marketable securities are held for working capital purposes. Such interest-earning instruments carry a degree of interest rate risk. To date, fluctuations in interest income have not been significant. The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. Due to the short-term nature of our investments, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. A hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our unaudited condensed consolidated financial statements.
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
Currency Exchange Risks
The functional currency of our foreign subsidiaries is the U.S. dollar. The local currencies of our foreign subsidiaries are the Australian dollar, the Bermuda dollar, the Brazilian real, British pound, the Columbian peso, Czech Republic koruna, the euro, the Hong Kong dollar, the Indian rupee, the Japanese yen, the Singapore dollar and the Swedish krona.
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
Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2020, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

(b) Changes in Internal Control
There were no changes in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15 (d) and 15d-15 (d) of the Exchange Act that occurred during the period covered by this Quarterly Report on Form 10-Q that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
(c) Inherent Limitations on Effectiveness of Controls
Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.
PART II - OTHER INFORMATION
Item 1. Legal Proceedings
Refer to Note 11(b) of our unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for a description of our current material legal proceedings.
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
Risks Related to Our Business and Our Industry
The global COVID-19 pandemic may adversely impact our business, results of operations and financial performance.
The COVID-19 pandemic and efforts to control its spread have significantly curtailed the movement of people, goods and services worldwide, including in most or all of the regions in which we sell our products and services and conduct our business operations. While the duration and severity of the COVID-19 outbreak and the degree of its impact on our business is uncertain and difficult to predict, compliance with social distancing and shelter-in-place measures have already begun to impact our day-to-day operations. Like many other companies, including our customers and prospects, our employees are working from home and we have restricted all business travel. Additionally, in response to the COVID-19 pandemic, we have postponed SIGNAL, our annual developer and customer conference, to September 2020 and will be converting it to a virtual event. We have also cancelled or shifted other planned events to virtual-only experiences and we may deem it advisable to similarly alter, postpone or cancel entirely additional customer, employee or industry events in the future.
The continued spread of COVID-19 could also have an adverse impact on our customers, suppliers and third-party business partners and potentially lead to an ongoing global economic downturn, which could result in constrained supply or reduced customer demand and willingness to enter into or renew contracts with us, any of which could materially and adversely impact our business, results of operations and overall financial performance in future periods. Specifically, we typically enter into multi-year, minimum commitment arrangements with our customers. If customers fail to pay us or reduce their spending with us, we may be adversely affected by an inability to collect amounts due, the cost of enforcing the terms of our contracts, including litigation, or a reduction in revenue. We also may experience impact from delayed sales cycles, including customers and prospective customers delaying contract signing or contract renewals, or reducing budgets or minimum commitments related to the products and services that we offer. In addition, as companies transition to supporting a fully remote workforce and as individuals increasingly utilize voice, video and messaging for their communication needs, there will be increased strain and demand for telecommunications infrastructure, including our voice, video and messaging products. Supporting increased demand will require us to make additional investments to increase network capacity, the availability of which may be limited. For example, if the data centers that we rely on for our cloud infrastructure and the network service providers that we interconnect with are unable to keep up with capacity needs or if governmental or regulatory authorities determine to limit our bandwidth, customers may experience delays, interruptions or outages in service. From time to time, including during the COVID-19 pandemic, our data center suppliers and our network service providers have had some outages which resulted in disruptions to service for some of our customers. In certain jurisdictions, governmental and regulatory authorities had announced that during the COVID-19 pandemic, telecommunications operators' implementation of traffic management measures may be justified to avoid network congestion. Such traffic management measures could result in customers experiencing delays, interruptions or outages in services. Any of these events could harm our reputation, erode customer trust, cause customers to stop using our products, impair our ability to increase revenue from existing customers, impair our ability to grow our customer base, subject us to financial penalties and liabilities under our service level agreements and otherwise harm our business, results of operations and financial condition.
Changes to consumer behavior may also affect customers who use our products and services for confirmations, notifications, and related use cases. For example, in the three months ended March 31, 2020, we experienced increased usage of our platform in industries such as healthcare, education, entertainment and media as well as declines in usage from customers in the travel, hospitality and ridesharing industries. It has been and, until the COVID-19 pandemic is contained, will continue to be more difficult for us to forecast usage levels and predict revenue trends.
Additionally the COVID-19 pandemic has adversely affected global economic and market conditions, which are likely to continue for an extended period, and which could result in decreased business spending by our customers and prospective customers, reduced demand for our solutions, longer sales cycles and lower renewal rates by our customers, all of which could have a material adverse impact on our business operations and financial condition. While we have developed and continue to develop plans to help mitigate the potential negative impact of the outbreak on our business, these efforts may not be effective and a protracted economic downturn may limit the effectiveness of our mitigation efforts.

The market for our products and platform is new and unproven, may decline or experience limited growth and is dependent in part on developers continuing to adopt our platform and use our products.
We were founded in 2008, and we have been developing and providing a cloud-based platform that enables developers and organizations to integrate voice, messaging, video and email communications capabilities into their software applications. This market is relatively new and unproven and is subject to a number of risks and uncertainties. We believe that our revenue currently constitutes a significant portion of the total revenue in this market, and therefore, we believe that our future success will depend in large part on the growth, if any, of this market. The utilization of APIs by developers and organizations to build communications functionality into their applications is still relatively new, and developers and organizations may not recognize the need for, or benefits of, our products and platform. Moreover, if they do not recognize the need for and benefits of our products and platform, they may decide to adopt alternative products and services to satisfy some portion of their business needs. In order to grow our business and extend our market position, we intend to focus on educating developers and other potential customers about the benefits of our products and platform, expanding the functionality of our products and bringing new technologies to market to increase market acceptance and use of our platform. Our ability to expand the market that our products and platform address depends upon a number of factors, including the cost, performance and perceived value associated with such products and platform. The market for our products and platform could fail to grow significantly or there could be a reduction in demand for our products as a result of a lack of developer acceptance, technological challenges, competing products and services, decreases in spending by current and prospective customers, weakening economic conditions and other causes. If our market does not experience significant growth or demand for our products decreases, then our business, results of operations and financial condition could be adversely affected.

We have experienced rapid growth and expect our growth to continue, and if we fail to effectively manage our growth, then our business, results of operations and financial condition could be adversely affected.
We have experienced substantial growth in our business since inception. For example, our headcount has grown from 2,114 employees on March 31, 2019 to 3,060 employees on March 31, 2020. In addition, we are rapidly expanding our international operations. Our international headcount grew from 395 employees as of March 31, 2019 to 815 employees as of March 31, 2020. We expect to continue to expand our international operations in the future. We have also experienced significant growth in the number of customers, usage and amount of data that our platform and associated infrastructure support. This growth has placed and may continue to place significant demands on our corporate culture, operational infrastructure and management.
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
In addition, as we have rapidly grown, our organizational structure has become more complex. In order to manage these increasing complexities, we will need to continue to scale and adapt our operational, financial and management controls, as well as our reporting systems and procedures. The expansion of our systems and infrastructure will require us to commit substantial financial, operational and management resources before our revenue increases and without any assurances that our revenue will increase.
Finally, if this growth continues, it could strain our ability to maintain reliable service levels for our customers. If we fail to achieve the necessary level of efficiency in our organization as we grow, then our business, results of operations and financial condition could be adversely affected.
Our quarterly results may fluctuate, and if we fail to meet securities analysts’ and investors’ expectations, then the trading price of our Class A common stock and the value of your investment could decline substantially.
Our results of operations, including the levels of our revenue, cost of revenue, gross margin and operating expenses, have fluctuated from quarter to quarter in the past and may continue to vary significantly in the future. These fluctuations are a result of a variety of factors, many of which are outside of our control, including general market volatility caused by the COVID-19 pandemic, and may be difficult to predict and may or may not fully reflect the underlying performance of our business. If our quarterly results of operations or forward-looking quarterly and annual financial guidance fall below the expectations of investors or securities analysts, then the trading price of our Class A common stock could decline substantially. Some of the important factors that may cause our results of operations to fluctuate from quarter to quarter include:
•our ability to retain and increase revenue from existing customers and attract new customers;
•fluctuations in the amount of revenue from our Active Customer Accounts;
•our ability to attract and retain enterprises and international organizations as customers;
•our ability to introduce new products and enhance existing products;
•competition and the actions of our competitors, including pricing changes and the introduction of new products, services and geographies;
•changes in laws, industry standards, regulations or regulatory enforcement, in the United States or internationally, including SHAKEN/STIR and other robocalling prevention and anti-spam standards as well as enhanced Know-Your-Client processes that impact our ability to market, sell or deliver our products;
•the number of new employees;
•changes in network service provider fees that we pay in connection with the delivery of communications on our platform;

•changes in cloud infrastructure fees that we pay in connection with the operation of our platform;
•changes in our pricing as a result of our optimization efforts or otherwise;
•reductions in pricing as a result of negotiations with our larger customers;
•the rate of expansion and productivity of our sales force, including our enterprise sales force, which has been a focus of our recent expansion efforts;
•changes in the size and complexity of our customer relationships;
•the length and complexity of the sales cycle for our services, especially for sales to larger enterprises, government and regulated organizations;
•change in the mix of products that our customers use;
•change in the revenue mix of U.S. and international products;
•the amount and timing of operating costs and capital expenditures related to the operations and expansion of our business, including investments in our international expansion, additional systems and processes and research and development of new products and services;
•significant security breaches of, technical difficulties with, or interruptions to, the delivery and use of our products on our platform;
•the timing of customer payments and any difficulty in collecting accounts receivable from customers;
•general economic conditions that may adversely affect a prospective customer’s ability or willingness to adopt our products, delay a prospective customer’s adoption decision, reduce the revenue that we generate from the use of our products or affect customer retention;
•changes in foreign currency exchange rates and our ability to effectively hedge our foreign currency exposure;
•extraordinary expenses such as litigation or other dispute-related settlement payments;
•sales tax and other tax determinations by authorities in the jurisdictions in which we conduct business;
•the impact of new accounting pronouncements;
•expenses in connection with mergers, acquisitions or other strategic transactions and the follow-on costs of integration; and
•fluctuations in stock-based compensation expense.
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
Additionally, global pandemics such as COVID-19 as well as certain large scale events, such as major elections and sporting events, can significantly impact usage levels on our platform, which could cause fluctuations in our results of operations. We expect that significantly increased usage of all communications platforms, including ours, during certain seasonal and one-time events could impact delivery and quality of our products during those events. We also tend to experience increased expenses in connection with the hosting of SIGNAL, our customer and developer conference, which we hosted in the third quarter of 2019 and plan to host annually, including this year on a virtual basis. Such annual and one-time events may cause fluctuations in our results of operations and may impact both our revenue and operating expenses.

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
The promotion of our brand also requires us to make substantial expenditures, and we anticipate that these expenditures will increase as our market becomes more competitive and as we expand into new markets. To the extent that these activities increase revenue, this revenue still may not be enough to offset the increased expenses we incur. In addition, due to restrictions on travel and in-person meetings as a result of the on-going COVID-19 pandemic, we have postponed SIGNAL, our annual developer and customer conference, to September 2020 and will be converting it to a virtual event. We have also cancelled or shifted other planned events to virtual-only experiences and may determine to alter, postpone or cancel additional customer, employee or industry events in the future. We have typically relied on marketing and promotional events such as SIGNAL and in-person meetings to facilitate customer sign-ups and generate leads for potential customers and we cannot predict whether virtual marketing events and phone or virtual sales interactions will be as successful as in-person events and meetings or, for how long, or the extent to which the COVID-19 pandemic may continue to constrain our marketing, promotional and sales activities. If we do not successfully maintain and enhance our brand, then our business may not grow, we may see our pricing power reduced relative to competitors and we may lose customers, all of which would adversely affect our business, results of operations and financial condition.
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
The market for cloud communications is rapidly evolving, significantly fragmented and highly competitive, with relatively low barriers to entry in some segments. The principal competitive factors in our market include completeness of offering, credibility with developers, global reach, ease of integration and programmability, product features, platform scalability, reliability, deliverability, security and performance, brand awareness and reputation, the strength of sales and marketing efforts, customer support, as well as the cost of deploying and using our products. Our competitors fall into four primary categories:
•legacy on-premise vendors, such as Avaya and Cisco;
•regional network service providers that offer limited developer functionality on top of their own physical infrastructure;
•smaller software companies that compete with portions of our product line; and
•software-as a-service (“SaaS”) companies and cloud platform vendors that offer prepackaged applications and platforms.
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
We have incurred net losses in each year since our inception, including net losses of $94.8 million, $307.1 million, and $121.9 million in the three months ended March 31, 2020 and the years ended December 31, 2019 and 2018, respectively. We had an accumulated deficit of $773.6 million as of March 31, 2020. We expect to continue to expend substantial financial and other resources on, among other things:
•investments in our engineering team, improvements in security and data protection, the development of new products, features and functionality and enhancements to our platform;
•sales and marketing, including the continued expansion of our direct sales organization and marketing programs, especially for enterprises and for organizations outside of the United States, and expanding our programs directed at increasing our brand awareness among current and new developers;
•expansion of our operations and infrastructure, both domestically and internationally; and
•general administration, including legal, accounting and other expenses related to being a public company.
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
We outsource a substantial majority of our cloud infrastructure to Amazon Web Services (“AWS”), which hosts our products and platform. Our customers need to be able to access our platform at any time, without interruption or degradation of performance. AWS runs its own platform that we access, and we are, therefore, vulnerable to service interruptions at AWS. We have experienced, and expect that in the future we may experience interruptions, delays and outages in service and availability due to a variety of factors, including infrastructure changes, human or software errors, website hosting disruptions and capacity constraints. Capacity constraints could be due to a number of potential causes, including technical failures, natural disasters, pandemics such as COVID-19, fraud or security attacks. For instance, in September 2015, AWS suffered a significant outage that had a widespread impact on the ability of our customers to use several of our products and from time to time since then, we have experienced some outages which resulted in disruptions to service for some of our customers. In addition, if our security, or that of AWS, is compromised, or our products or platform are unavailable or our users are unable to use our products within a reasonable amount of time or at all, then our business, results of operations and financial condition could be adversely affected. In some instances, we may not be able to identify the cause or causes of these performance problems within a period of time acceptable to our customers. It may become increasingly difficult to maintain and improve our platform performance, especially during peak usage times, as our products become more complex and the usage of our products increases. To the extent that we do not effectively address capacity constraints, either through AWS or alternative providers of cloud infrastructure, our business, results of operations and financial condition may be adversely affected. In addition, any changes in service levels from AWS may adversely affect our ability to meet our customers’ requirements.
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
To deliver our products, we rely on network service providers and internet service providers for our network service and connectivity and disruption or deterioration in the quality of these services could adversely affect our business, results of operations and financial condition.
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
Furthermore, many of these network service providers do not have long-term committed contracts with us and may interrupt services or terminate their agreements with us without notice. If a significant portion of our network service providers stop providing us with access to their infrastructure, fail to provide these services to us on a cost-effective basis, cease operations, or otherwise terminate these services, the delay caused by qualifying and switching to other network service providers could be time consuming and costly and could adversely affect our business, results of operations and financial condition. Further, if problems occur with our network service providers, it may cause errors or poor quality communications with our products, and we could encounter difficulty identifying the source of the problem. The occurrence of errors or poor quality communications on our products, whether caused by our platform or a network service provider, may result in the loss of our existing customers or the delay of adoption of our products by potential customers and may adversely affect our business, results of operations and financial condition.

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
In the three months ended March 31, 2020 and the years ended December 31, 2019 and 2018, we derived 28%, 29%, and 25% of our revenue, respectively, from customer accounts located outside the United States. The future success of our business will depend, in part, on our ability to expand our customer base worldwide. While we have been rapidly expanding our sales efforts internationally, our experience in selling our products outside of the United States is limited. Furthermore, our developer-first business model may not be successful or have the same traction outside the United States. As a result, our investment in marketing our products to these potential customers may not be successful. If we are unable to increase the revenue that we derive from international customers, then our business, results of operations and financial condition may be adversely affected.
We are in the process of expanding our international operations, which exposes us to significant risks.
We are continuing to expand our international operations to increase our revenue from customers outside of the United States as part of our growth strategy. Between March 31, 2019 and March 31, 2020, our international headcount grew from 395 employees to 815 employees. We expect to open additional international offices and hire employees to work at these offices in order to reach new customers and gain access to additional technical talent. Operating in international markets requires significant resources and management attention and will subject us to regulatory, economic and political risks in addition to those we already face in the United States. Because of our limited experience with international operations or with developing and managing sales in international markets, our international expansion efforts may not be successful.
In addition, we will face risks in doing business internationally that could adversely affect our business, including:
•exposure to political developments in the United Kingdom (“U.K.”), including the departure of the U.K. from the European Union ("EU") ("Brexit"), which has created an uncertain political and economic environment, instability for businesses, volatility in global financial markets and the value of foreign currencies, all of which could disrupt trade, the sale of our services and the mobility of our employees and contractors between the United Kingdom, EU and other jurisdictions. Any long–term impact from Brexit on our business and operations will depend, in part, on the outcome of the U.K.'s negotiations on tariffs, tax treaties, trade, regulatory, and other matters and may require us to expend significant time and expense to make adjustments to our business and operations.
•the difficulty of managing and staffing international operations and the increased operations, travel, infrastructure and legal compliance costs associated with servicing international customers and operating numerous international locations;
•our ability to effectively price our products in competitive international markets;
•new and different sources of competition or other changes to our current competitive landscape;
•understanding and reconciling different technical standards, data privacy and telecommunications regulations, registration and certification requirements outside the United States, which could prevent customers from deploying our products or limit their usage;
•our ability to comply with the General Data Protection Regulation ("GDPR"), which went into effect on May 25, 2018, Brazil's General Data Protection Law (Lei Geral de Proteção de Dados Pessoais) (Law No. 13,709/2018), which currently is expected to take effect in August 2020 (subject to potential delay in response to the COVID-19 pandemic) and laws, regulations and industry standards relating to data privacy, data localization and security enacted in countries and other regions in which we operate or do business;
•potentially greater difficulty collecting accounts receivable and longer payment cycles;

•higher or more variable network service provider fees outside of the United States;
•the need to adapt and localize our products for specific countries;
•the need to offer customer support in various languages;
•difficulties in understanding and complying with local laws, regulations and customs in non-U.S. jurisdictions;
•export controls and economic sanctions administered by the Department of Commerce Bureau of Industry and Security and the Treasury Department’s Office of Foreign Assets Control;
•compliance with various anti-bribery and anti-corruption laws such as the Foreign Corrupt Practices Act and United Kingdom Bribery Act of 2010;
•changes in international trade policies, tariffs and other non-tariff barriers, such as quotas and local content rules;
•more limited protection for intellectual property rights in some countries;
•adverse tax consequences;
•fluctuations in currency exchange rates, which could increase the price of our products outside of the United States, increase the expenses of our international operations and expose us to foreign currency exchange rate risk;
•currency control regulations, which might restrict or prohibit our conversion of other currencies into U.S. dollars;
•restrictions on the transfer of funds;
•deterioration of political relations between the United States and other countries;
•the impact of natural disasters and public health epidemics such as COVID-19 on employees, contingent workers, partners, travel and the global economy and the ability to operate freely and effectively in a region that may be fully or partially on lockdown; and
•political or social unrest or economic instability in a specific country or region in which we operate, which could have an adverse impact on our operations in that location.
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
Our products and platform and our business are subject to a variety of U.S. and international laws and regulations, including those regarding privacy, data protection and information security, and our customers may be subject to regulations related to the handling and transfer of certain types of sensitive and confidential information, including protected health information under HIPAA. Any failure of our products to comply with or enable our customers and channel partners to comply with applicable laws and regulations would harm our business, results of operations and financial condition.
We and our customers that use our products may be subject to privacy and data protection-related laws and regulations that impose obligations in connection with the collection, processing and use of personal data, financial data, health or other similar data. The U.S. federal and various state and foreign governments have adopted or proposed limitations on, or requirements regarding, the collection, distribution, use, security and storage of personal data of individuals. The U.S. Federal Trade Commission and numerous state attorneys general are applying federal and state consumer protection laws to impose standards on the online collection, use and dissemination of data, and to the security measures applied to such data.

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
We have in the past relied on the EU-U.S. and the Swiss-U.S. Privacy Shield frameworks approved by the European Commission in July 2016 and the Swiss Government in January 2017, respectively, which were designed to allow U.S. corporations to self-certify to the U.S. Department of Commerce and publicly commit to comply with the Privacy Shield requirements to freely import personal data from the EU and Switzerland. However, ongoing legal challenges to these frameworks has resulted in some uncertainty as to their validity. While our Binding Corporate Rules, approved in May 2018, now serve as our primary mechanism to legitimize data transfers from the European Economic Area, we may nonetheless experience hesitancy, reluctance, or refusal by European or multinational customers to continue to use our services due to the potential risk exposure to such customers as a result of a European Union Court of Justice ruling negatively impacting the Privacy Shield frameworks. We and our customers are at risk of enforcement actions taken by an EU data protection authority until such point in time that we are able to ensure that all data transfers to us from the European Economic Area are legitimized. In addition, as the United Kingdom transitions out of the EU, we may encounter additional complexity with respect to data privacy and data transfers to and from the U.K.
Furthermore, outside of the EU, we continue to see increased regulation of data privacy and security, including the adoption of more stringent subject matter specific state laws in the United States. For example, on July 8, 2019, Brazil enacted the General Data Protection Law (Lei Geral de Proteção de Dados Pessoais) (Law No. 13,709/2018) ("LGPD") regulating the processing of personal data, which is currently expected to take effect in August 2020. Also, on June 28, 2018, California enacted the California Consumer Privacy Act ("CCPA"), which took effect on January 1, 2020. The CCPA gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. The CCPA may increase our compliance costs and potential liability. Some observers have noted that the CCPA could mark the beginning of a trend toward more stringent state privacy legislation in the U.S., which could increase our potential liability and adversely affect our business.
As well, we continue to see jurisdictions imposing data localization laws, which require personal information, or certain subcategories of personal information to be stored in the jurisdiction of origin. These regulations may inhibit our ability to expand into those markets or prohibit us from continuing to offer services in those markets without significant additional costs.
We have also begun supporting customer workloads that involve the processing of protected health information and are signing business associate agreements ("BAAs") with customers. As a result, we are subject to the privacy and security requirements under the U.S. Health Insurance Portability and Accountability Act of 1996 and the U.S. Health Information Technology for Economic and Clinical Health Act as well as state laws that govern the privacy and security of health information. If we fail to maintain compliance with these requirements, we could be subject to regulatory audits, civil and criminal penalties, fines and breach of contract claims, as well as reputational damage, which could impact the willingness of healthcare sector customers to do business with us.
As we expand into new industries and regions, we will likely need to comply with new requirements to compete effectively. The uncertainty and changes in the requirements of multiple jurisdictions may increase the cost of compliance, delay or reduce demand for our services, restrict our ability to offer services in certain locations, impact our customers’ ability to deploy our solutions in certain jurisdictions, or subject us to sanctions, by national data protection regulators, all of which could harm our business, financial condition and results of operations.
Additionally, although we endeavor to have our products and platform comply with applicable laws and regulations, these and other obligations may be modified, they may be interpreted and applied in an inconsistent manner from one jurisdiction to another, and they may conflict with one another, other regulatory requirements, contractual commitments or our internal practices.
We also may be bound by contractual obligations relating to our collection, use and disclosure of personal, financial and other data or may find it necessary or desirable to join industry or other self-regulatory bodies or other privacy or data protection-related organizations that require compliance with their rules pertaining to privacy and data protection.
We expect that there will continue to be new proposed laws, rules of self-regulatory bodies, regulations and industry standards concerning privacy, data protection and information security in the United States, the European Union and other jurisdictions, and we cannot yet determine the impact such future laws, rules, regulations and standards may have on our business. Moreover, existing U.S. federal and various state and foreign privacy and data protection-related laws and regulations are evolving and subject to potentially differing interpretations, and various legislative and regulatory bodies may expand current or enact new laws and regulations regarding privacy and data protection-related matters. Because global laws, regulations and industry standards concerning privacy and data security have continued to develop and evolve rapidly, it is possible that we or our products or platform may not be, or may not have been, compliant with each such applicable law, regulation and industry standard and compliance with such new laws or to changes to existing laws may impact our business and practices, require us to expend significant resources to adapt to these changes, or to stop offering our products in certain countries. These developments could adversely affect our business, results of operations and financial condition.
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
Our products are subject to a number of FCC regulations and laws that are administered by the FCC. Among others, we must comply (in whole or in part) with:
•the Communications Act of 1934, as amended, which regulates communications services and the provision of such services;
•the Telephone Consumer Protection Act, which limits the use of automatic dialing systems, artificial or prerecorded voice messages, SMS text messages and fax machines;
•the Communications Assistance for Law Enforcement Act (“CALEA”), which requires covered entities to assist law enforcement in undertaking electronic surveillance;

•requirements to safeguard the privacy of certain customer information;
•payment of annual FCC regulatory fees and taxes based on our interstate and international revenues;
•rules pertaining to access to our services by people with disabilities and contributions to the Telecommunications Relay Services fund; and
•FCC rules regarding the use of customer proprietary network information.
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
Our international operations are subject to country-specific governmental regulation and related actions that have increased and may continue to increase our costs or impact our products and platform or prevent us from offering or providing our products in certain countries. Moreover, the regulation of communications platform-as-a-service ("CPaaS") companies like us is continuing to evolve internationally and many existing regulations may not fully contemplate the CPaaS business model or how they fit into the communications regulatory framework. As a result, interpretation and enforcement of regulations often involve significant uncertainties. Regulators could claim that our products or services are subject to licensing and communications regulatory requirements and could increase the level of scrutiny and enforcement they apply. Future legislative, regulatory or judicial actions impacting CPaaS services could also increase the cost and complexity of compliance and expose us to liability. For example, in some countries, we are not considered a regulated telecommunications business subject to regulations, including but not limited to payment into universal service funds, licensing fees, provision of emergency services, provision of information to support emergency services and number portability, but in other countries the provision of some or all of our services may be a regulated telecommunications business. Specifically, the Australian Communications and Media Authority recently issued a formal finding against several companies, including our Company, for failure to upload data into a centralized database for emergency services and, in the future, regulatory authorities in other jurisdictions in which we operate may also determine that we are a telecommunications company subject to similar regulations. Failure to comply with these regulations could result in our Company being issued remedial directions to undertake independent audits and implement effective systems, processes and practices to ensure compliance, significant fines or being prohibited from providing telecommunications services in a jurisdiction.
Moreover, certain of our products may be used by customers located in countries where voice and other forms of IP communications may be illegal or require special licensing or in countries on a U.S. embargo list. Even where our products are reportedly illegal or become illegal or where users are located in an embargoed country, users in those countries may be able to continue to use our products in those countries notwithstanding the illegality or embargo. We may be subject to penalties or governmental action if consumers continue to use our products in countries where it is illegal to do so or if we use a local partner to provide services in a country and the local partner does not comply with applicable governmental regulations. Any such penalties or governmental action may be costly and may harm our business and damage our brand and reputation. We may be required to incur additional expenses to meet applicable international regulatory requirements or be required to raise the prices of services, or restructure or discontinue those services if required by law or if we cannot or will not meet those requirements. Any of the foregoing could adversely affect our business, results of operations and financial condition.
If we are unable to obtain or retain geographical, regional, local or toll-free numbers, or to effectively process requests to port such numbers in a timely manner due to industry regulations, our business and results of operations may be adversely affected.
Our future success depends in part on our ability to obtain allocations of geographical, regional, local and toll-free direct inward dialing numbers (“DIDs”), in the United States and foreign countries at a reasonable cost and without overly burdensome restrictions. Our ability to obtain allocations of, assign and retain DIDs depends on factors outside of our control, such as applicable regulations, the practices of authorities that administer national numbering plans or of network service providers from whom we can provision DIDs, such as offering DIDs with conditional minimum volume call level requirements, the cost of these DIDs and the level of overall competitive demand for new DIDs.
In addition, in order to obtain allocations of, assign and retain telephone numbers in the European Union or certain other regions, we are often required to be licensed by local telecommunications regulatory authorities, some of which have been increasingly monitoring and regulating the categories of phone numbers that are eligible for provisioning to our customers. We have obtained licenses, and are in the process of obtaining licenses in various countries in which we do business, but in some countries, the regulatory regime around provisioning of phone numbers is unclear, subject to change over time, and sometimes may conflict from jurisdiction to jurisdiction. Furthermore, these regulations and governments’ approach to their enforcement, as well as our products and services, are still evolving and we may be unable to maintain compliance with applicable regulations, or enforce compliance by our customers, on a timely basis or without significant cost. Also, compliance with these types of regulation may require changes in products or business practices that result in reduced revenue. Due to our or our customers' assignment and/or use of phone numbers in certain countries in a manner that violates applicable rules and regulations, we have been subjected to government inquiries and audits, and may in the future be subject to significant penalties or further governmental action, and in extreme cases, may be precluded from doing business in that particular country. We have also been forced to reclaim phone numbers from our customers as a result of certain events of non-compliance. These reclamations result in loss of customers, loss of revenue, reputational harm, erosion of customer trust, and may also result in breach of contract claims, all of which could have a material adverse effect on our business, results of operations and financial condition.
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
The market for communications in general, and cloud communications in particular, is subject to rapid technological change, evolving industry standards, changing regulations, as well as changing customer needs, requirements and preferences. The success of our business will depend, in part, on our ability to adapt and respond effectively to these changes on a timely basis. If we are unable to develop new products that satisfy our customers and provide enhancements and new features for our existing products that keep pace with rapid technological and industry change, including but not limited to SHAKEN/STIR and applicable industry standards, our business, results of operations and financial condition could be adversely affected. If new technologies emerge that are able to deliver competitive products and services at lower prices, more efficiently, more conveniently or more securely, such technologies could adversely impact our ability to compete effectively.
Our platform must integrate with a variety of network, hardware, mobile and software platforms and technologies, and we need to continuously modify and enhance our products and platform to adapt to changes and innovation in these technologies. For example, Apple, Google and other cell-phone operating system providers or inbox service providers have developed and, may in the future develop, new applications or functions intended to filter spam and unwanted phone calls, messages or emails. Similarly, our network service providers may adopt new filtering technologies in an effort to combat spam or robocalling. Such technologies may inadvertently filter desired messages or calls to or from our customers. If cell-phone operating system providers, network service providers, our customers or their end users adopt new software platforms or infrastructure, we may be required to develop new versions of our products to work with those new platforms or infrastructure. This development effort may require significant resources, which would adversely affect our business, results of operations and financial condition. Any failure of our products and platform to operate effectively with evolving or new platforms and technologies could reduce the demand for our products. If we are unable to respond to these changes in a cost-effective manner, our products may become less marketable and less competitive or obsolete, and our business, results of operations and financial condition could be adversely affected.
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
We depend upon our IT systems to conduct virtually all of our business operations, ranging from our internal operations and research and development activities to our marketing and sales efforts and communications with our customers and business partners. Individuals or entities may attempt to penetrate our network security, or that of our platform, and to cause harm to our business operations, including by misappropriating our proprietary information or that of our customers, employees and business partners or to cause interruptions of our products and platform. In particular, cyberattacks and other malicious internet-based activity continue to increase in frequency and in magnitude generally, and cloud-based companies have been targeted in the past. In addition to threats from traditional computer hackers, malicious code (such as malware, viruses, worms, and ransomware), employee theft or misuse, password spraying, phishing, credential stuffing, and denial-of-service attacks, we also face threats from sophisticated organized crime, nation-state, and nation-state supported actors who engage in attacks (including advanced persistent threat intrusions) that add to the risk to our systems (including those hosted on AWS or other cloud services), internal networks, our customers’ systems and the information that they store and process. While we devote significant financial and personnel resources to implement and maintain security measures, because the techniques used by such individuals or entities to access, disrupt or sabotage devices, systems and networks change frequently and may not be recognized until launched against a target, we may be required to make further investments over time to protect data and infrastructure as cybersecurity threats develop, evolve and grow more complex over time. We may also be unable to anticipate these techniques, and we may not become aware in a timely manner of such a security breach, which could exacerbate any damage we experience. Additionally, we depend upon our employees and contractors to appropriately handle confidential and sensitive data, including customer data, and to deploy our IT resources in a safe and secure manner that does not expose our network systems to security breaches or the loss of data. We have been and expect to be subject to cybersecurity threats and incidents, including employee errors or individual attempts to gain unauthorized access to information systems. Any data security incidents, including internal malfeasance or inadvertent disclosures by our employees or a third party's fraudulent inducement of our employees to disclose information, unauthorized access or usage, virus or similar breach or disruption of us or our service providers, such as AWS, could result in loss of confidential information, damage to our reputation, erosion of customer trust, loss of customers, litigation, regulatory investigations, fines, penalties and other liabilities. Accordingly, if our cybersecurity measures or those of AWS or our service providers, fail to protect against unauthorized access, attacks (which may include sophisticated cyberattacks), compromise or the mishandling of data by our employees and contractors, then our reputation, customer trust, business, results of operations and financial condition could be adversely affected. While we maintain errors, omissions, and cyber liability insurance policies covering certain security and privacy damages, we cannot be certain that our existing insurance coverage will continue to be available on acceptable terms or will be available, and in sufficient amounts, to cover the potentially significant losses that may result from a security incident or breach or that the insurer will not deny coverage as to any future claim.

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
In the three months ended March 31, 2020 and the years ended December 31, 2019 and 2018, our 10 largest Active Customer Accounts generated an aggregate of 15%, 13%, and 18% of our revenue, respectively. A significant portion of our revenue comes from WhatsApp. In the three months ended March 31, 2020 and the years ended December 31, 2019 and 2018, WhatsApp accounted for 7%, 5% and 7% of our revenue, respectively. WhatsApp does not have a long-term contract with us and may reduce or fully terminate their usage of our products at any time without notice, penalty or termination charges. In addition, the usage of our products by WhatsApp and other customers that do not have long-term contracts with us may change significantly between periods.
In the event that any of our large customers do not continue to use our products, use fewer of our products, or use our products in a more limited capacity, or not at all, our business, results of operations and financial condition could be adversely affected.
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
There is considerable patent and other intellectual property development activity in our industry. Our future success depends, in part, on not infringing the intellectual property rights of others and we may be unaware of the intellectual property rights of others that may cover some or all of our technology. Our competitors or other third parties have claimed and may, in the future, claim that our products or platform and underlying technology are infringing upon their intellectual property rights, and we may be found to be infringing upon such rights. For example, Telesign Corporation (“Telesign”) sued us in 2015 and 2016 alleging that we are infringing four U.S. patents that it holds: U.S. Patent No. 7,945,034 (“034”), U.S. Patent No. 8,462,920 (“920”), U.S. Patent No. 8,687,038 (“038”), and U.S. Patent No. 9,300,792 (“792”). The patent infringement allegations in the lawsuit relate to our two-factor authentication use case, Authy, and an API tool to find information about a phone number. On October 19, 2018, a United States District Court in the Northern District of California entered judgment in our favor on all asserted claims. Telesign appealed, and the Court of Appeals for the Federal Circuit affirmed the judgment in the Company’s favor on January 9, 2020. Telesign has not indicated whether it will further appeal. See the section titled “Item 1. Legal Proceedings.” We intend to vigorously defend ourselves against such lawsuits and believe we have meritorious defenses to matters in which we are a defendant. During the course of these lawsuits, there may be announcements of the results of hearings and motions and other interim developments related to the litigation. If securities analysts or investors regard these announcements as negative, the trading price of our Class A common stock may decline.
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
Negotiating these transactions can be time consuming, difficult and expensive, and our ability to complete these transactions may often be subject to approvals that are beyond our control. Consequently, these transactions, even if announced, may not be completed. For one or more of those transactions, we may:
•issue additional equity securities that would dilute our existing stockholders;
•use cash that we may need in the future to operate our business;
•incur large charges or substantial liabilities;
•incur debt on terms unfavorable to us or that we are unable to repay;
•encounter difficulties retaining key employees of the acquired company or integrating diverse software codes or business cultures;
•encounter difficulties retaining the acquired company's customers; or
•become subject to adverse tax consequences, substantial depreciation, or deferred compensation charges.
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
The Federal Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003, or the CAN-SPAM Act, establishes certain requirements for commercial email messages and transactional email messages and specifies penalties for the transmission of email messages that are intended to deceive the recipient as to source or content. Among other things, the CAN-SPAM Act, obligates the sender of commercial emails to provide recipients with the ability to "opt-out" of receiving future commercial emails from the sender. In addition, some states have passed laws regulating commercial email practices that are significantly more restrictive and difficult to comply with than the CAN-SPAM Act. For example, Utah and Michigan prohibit the sending of email messages that advertise products or services that minors are prohibited by law from purchasing (e.g., alcoholic beverages, tobacco products, illegal drugs) or that contain content harmful to minors (e.g., pornography) to email addresses listed on specified child protection registries. Some portions of these state laws may not be preempted by the CAN-SPAM Act. In addition, certain non-U.S. jurisdictions in which we operate have enacted laws regulating the sending of email that are more restrictive than U.S. laws. For example, some foreign laws prohibit sending broad categories of email unless the recipient has provided the sender advance consent to receipt of such email, or in other words has “opted-in” to receiving such email. If we were found to be in violation of the CAN-SPAM Act, applicable state laws governing email not preempted by the CAN-SPAM Act or foreign laws regulating the distribution of email, whether as a result of violations by our customers or our own acts or omissions, we could be required to pay large penalties, which would adversely affect our financial condition, significantly harm our business, injure our reputation and erode customer trust. The terms of any injunctions, judgments, consent decrees or settlement agreements entered into in connection with enforcement actions or investigations against our company in connection with any of the foregoing laws may also require us to change one or more aspects of the way we operate our business, which could impair our ability to attract and retain customers or could increase our operating costs.
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
The future success of our business depends upon the continued use of the Internet as a primary medium for commerce, communications and business applications. Federal, state or foreign government bodies or agencies have in the past adopted, and may in the future adopt, laws or regulations affecting the use of the Internet as a commercial medium. Changes in these laws or regulations could require us to modify our products and platform in order to comply with these changes. In addition, government agencies or private organizations have imposed and may impose additional taxes, fees or other charges for accessing the Internet or commerce conducted via the Internet. These laws or charges could limit the growth of Internet-related commerce or communications generally or result in reductions in the demand for Internet-based products and services such as our products and platform. In addition, the use of the Internet as a business tool could be adversely affected due to delays in the development or adoption of new standards and protocols to handle increased demands of Internet activity, security, reliability, cost, ease-of-use, accessibility and quality of service. The performance of the Internet and its acceptance as a business tool has been adversely affected by “viruses”, “worms”, and similar malicious programs. If the use of the Internet is reduced as a result of these or other issues, then demand for our products could decline, which could adversely affect our business, results of operations and financial condition.
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
Significant judgments and estimates are required in determining our provision for income taxes and other tax liabilities. Our tax expense may be impacted, for example, if tax laws change or are clarified to our detriment or if tax authorities successfully challenge the tax positions that we take, such as, for example, positions relating to the arms-length pricing standards for our intercompany transactions and our sales and use tax positions. In determining the adequacy of income taxes, we assess the likelihood of adverse outcomes that could result if our tax positions were challenged by the Internal Revenue Service (“IRS”), and other tax authorities. Should the IRS or other tax authorities assess additional taxes as a result of examinations, we may be required to record charges to operations that could adversely affect our results of operations and financial condition. We are currently in discussions with certain jurisdictions regarding prior sales taxes that we may owe. We have reserved $27.5 million on our March 31, 2020 balance sheet for these tax payments. The actual exposure could differ materially from our current estimates, and if the actual payments we make to any jurisdiction exceed the accrual in our balance sheet, our results of operations would be harmed.
We could be subject to liability for historical and future sales, use and similar taxes, which could adversely affect our results of operations.
We conduct operations in many tax jurisdictions throughout the United States. In many of these jurisdictions, non-income-based taxes, such as sales, use, and telecommunications taxes, are assessed on our operations. We are subject to indirect taxes, and may be subject to certain other taxes, in some of these jurisdictions. Historically, we have not billed or collected these taxes and, in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”), we have recorded a provision for our tax exposure in these jurisdictions when it is both probable that a liability has been incurred and the amount of the exposure can be reasonably estimated. These estimates include several key assumptions, including, but not limited to, the taxability of our products, the jurisdictions in which we believe we have nexus, and the sourcing of revenues to those jurisdictions. In the event these jurisdictions challenge our assumptions and analysis, our actual exposure could differ materially from our current estimates.
We have been and may continue to be subject to scrutiny from tax authorities in various jurisdictions and may have additional exposure related to our historical operations. Furthermore, certain jurisdictions in which we do not collect such taxes have in the past and may in the future assert that such taxes are applicable, which could result in tax assessments, penalties and interest, and we may be required to collect such taxes in the future. Such tax assessments, penalties and interest or future requirements may adversely affect our business, results of operations and financial condition.
Effective March 2017, we began collecting certain telecommunications-based taxes from our customers in certain jurisdictions. Since then, we have added more jurisdictions where we collect these taxes and we expect to continue expanding the number of jurisdictions in which we will collect these taxes in the future. Some customers may question the incremental tax charges and some may seek to negotiate lower pricing from us, which could adversely affect our business, results of operations and financial condition.
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
Our results of operations may vary based on the impact of changes in our industry or the global economy on our customers. Our results of operations depend in part on demand for information technology and cloud communications. In addition, our revenue is dependent on the usage of our products, which in turn is influenced by the scale of business that our customers are conducting. To the extent that weak economic conditions, geopolitical developments, such as existing and potential trade wars, and other events outside of our control such as the COVID-19 pandemic, result in a reduced volume of business for, and communications by, our customers and prospective customers, demand for, and use of, our products may decline. Furthermore, weak economic conditions may make it more difficult to collect on outstanding accounts receivable. Additionally, historically, we have generated the substantial majority of our revenue from small and medium-sized businesses, and we expect this to continue for the foreseeable future. Small and medium-sized business may be affected by economic downturns to a greater extent than enterprises, and typically have more limited financial resources, including capital borrowing capacity, than enterprises. If our customers reduce their use of our products, or prospective customers delay adoption or elect not to adopt our products, as a result of a weak economy, this could adversely affect our business, results of operations and financial condition.
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
As our international operations expand, our exposure to the effects of fluctuations in currency exchange rates grows. For example, global political events, including Brexit, trade tariff developments and other geopolitical events have caused global economic uncertainty and variability in foreign currency exchange rates. While we have primarily transacted with customers and business partners in U.S. dollars, we have transacted with customers in Australian dollar, Brazilian real, British pounds, euro, Japanese yen, and Swedish krona. We expect to significantly expand the number of transactions with customers that are denominated in foreign currencies in the future as we continue to expand our business internationally. We also incur expenses for some of our network service provider costs outside of the United States in local currencies and for employee compensation and other operating expenses at our non-U.S. locations in the local currency for such locations. Fluctuations in the exchange rates between the U.S. dollar and other currencies could result in an increase to the U.S. dollar equivalent of such expenses.
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
As of December 31, 2019, we had federal, state and foreign net operating loss carryforwards (“NOLs”), of $1,159.3 million, $630.2 million and $13.8 million, respectively. In the year ended December 31, 2019, as a result of our SendGrid acquisition, we assumed a $56.2 million deferred tax liability, as described in Notes 6 and 16 to our consolidated financial statements included in our Annual Report on Form 10-K filed with the SEC on March 2, 2020. In general, under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), a corporation that undergoes an “ownership change” (generally defined as a greater than 50-percentage-point cumulative change (by value) in the equity ownership of certain stockholders over a rolling three-year period) is subject to limitations on its ability to utilize its pre-change NOLs to offset post-change taxable income. Our existing NOLs may be subject to limitations arising from previous ownership changes, and if we undergo an ownership change in the future, our ability to utilize NOLs could be further limited by Section 382 of the Code. Future changes in our stock ownership, some of which may be outside of our control, could result in an ownership change under Section 382 of the Code.
On December 22, 2017, the U.S. government enacted new tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act makes broad and complex changes to the U.S. tax code including changes to the uses and limitations of net operating losses. For example, while the Tax Act allows for federal net operating losses incurred in tax years beginning after December 31, 2017 to be carried forward indefinitely, the Tax Act also imposes an 80% limitation on the use of net operating losses that are generated in tax years beginning after December 31, 2017. Net operating losses generated prior to December 31, 2017 still have a 20-year carryforward period and are not subject to 80% limitation. The CARES Act enacted on March 27, 2020 permits a full five-year carryback of net operating losses arising in tax years beginning after December 31,

2017 and before January 1, 2021. This provision does not impact us since we have net operating losses in the applicable tax years. Our ability to utilize net operating loss carryforwards depends on existence of sufficient taxable income of the appropriate character within the carryforward period. Based on all available evidence, other than future taxable income from reversing taxable temporary differences, we have no other sources of taxable income that are objectively verifiable. As such, net operating loss carryforwards generated prior to December 31, 2017, could expire unused and net operating losses arising after December 31, 2017, while can be carried forward indefinitely, are also not more likely than not to be realized due to lack of taxable income.
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
For example, a new accounting guidance, Accounting Standards Codification (“ASC”) 842, “Leases”, became effective January 1, 2019. The adoption of this new guidance had a significant impact on our balance sheet as described in detail in Notes 2 and 5 to our consolidated financial statements included in our Annual Report on Form 10-K filed with the SEC on March 2, 2020. Adoption of these types of accounting standards and any difficulties in implementation of changes in accounting principles, including the ability to modify our accounting systems, could cause us to fail to meet our financial reporting obligations, which result in regulatory discipline and harm investors' confidence in us.
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
We reported in our Annual Report on Form 10-K as of December 31, 2017, a material weakness related to the tracking of qualifying internal use software development costs eligible for capitalization. During 2018, we completed the remediation measures related to our previously reported material weakness and have concluded that our internal control over financial reporting was effective as of December 31, 2018 and 2019. However, completion of remediation does not provide assurance that our remediated controls will continue to operate properly or that our financial statements will be free from error.
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
We review our intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. As of March 31, 2020, we carried a net $2,736.8 million of goodwill and intangible assets. An adverse change in market conditions, particularly if such change has the effect of changing one of our critical assumptions or estimates, could result in a change to the estimation of fair value that could result in an impairment charge to our goodwill or intangible assets. Any such charges may adversely affect our results of operations.
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
Prior to our initial public offering in June 2016, there was no public market for shares of our Class A common stock. On June 23, 2016, we sold shares of our Class A common stock to the public at $15.00 per share. From June 23, 2016, the date that our Class A common stock started trading on the New York Stock Exchange, through March 31, 2020, the trading price of our Class A common stock has ranged from $22.80 per share to $151.00 per share. The trading price of our Class A common stock may continue to fluctuate significantly in response to numerous factors, many of which are beyond our control, including:
•price and volume fluctuations in the overall stock market from time to time;

•volatility in the trading prices and trading volumes of technology stocks;
•changes in operating performance and stock market valuations of other technology companies generally, or those in our industry in particular;
•sales of shares of our Class A common stock by us or our stockholders;
•failure of securities analysts to maintain coverage of us, changes in financial estimates by securities analysts who follow our company, or our failure to meet these estimates or the expectations of investors;
•the financial projections we may provide to the public, any changes in those projections or our failure to meet those projections;
•announcements by us or our competitors of new products or services;
•the public’s reaction to our press releases, other public announcements and filings with the SEC;
•rumors and market speculation involving us or other companies in our industry;
•new laws or regulations or new interpretations of existing laws or regulations applicable to our business, including SHAKEN/STIR and other regulations relating to the prevention of spam and robocalls;
•actual or anticipated changes in our results of operations or fluctuations in our results of operations;
•actual or anticipated developments in our business, our competitors’ businesses or the competitive landscape generally;
•litigation involving us, our industry or both, or investigations by regulators into our operations or those of our competitors;
•developments or disputes concerning our intellectual property or other proprietary rights;
•announced or completed acquisitions of businesses, products, services or technologies by us or our competitors;
•changes in accounting standards, policies, guidelines, interpretations or principles;
•any significant change in our management; and
•general economic conditions and slow or negative growth of our markets.
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
Our Class B common stock has 10 votes per share, and our Class A common stock has one vote per share. As of March 31, 2020, our directors, executive officers and their respective affiliates, held in the aggregate 28.2% of the voting power of our capital stock. Because of the 10-to-one voting ratio between our Class B common stock and Class A common stock, the holders of our Class B common stock collectively will continue to control a majority of the combined voting power of our common stock and therefore be able to control all matters submitted to our stockholders for approval until the earlier of (i) June 28, 2023, or (ii) the date the holders of two-thirds of our Class B common stock elect to convert the Class B common stock to Class A common stock. This concentrated control limits or precludes your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders.
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
Our amended and restated certificate of incorporation, amended and restated bylaws and Delaware law contain provisions which could have the effect of rendering more difficult, delaying, or preventing an acquisition deemed undesirable by our board of directors. Among other things, our amended and restated certificate of incorporation and amended and restated bylaws include provisions:
•authorizing “blank check” preferred stock, which could be issued by our board of directors without stockholder approval and may contain voting, liquidation, dividend and other rights superior to our Class A and Class B common stock;
•limiting the liability of, and providing indemnification to, our directors and officers;
•limiting the ability of our stockholders to call and bring business before special meetings;
•providing for a dual class common stock structure in which holders of our Class B common stock have the ability to control the outcome of matters requiring stockholder approval, even if they own significantly less than a majority of the outstanding shares of our Class A and Class B common stock, including the election of directors and significant corporate transactions, such as a merger or other sale of our company or its assets;
•providing that our board of directors is classified into three classes of directors with staggered three-year terms;
•prohibit stockholder action by written consent, which requires all stockholder actions to be taken at a meeting of our stockholders;

•requiring advance notice of stockholder proposals for business to be conducted at meetings of our stockholders and for nominations of candidates for election to our board of directors; and
•controlling the procedures for the conduct and scheduling of board of directors and stockholder meetings.
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
In the event the conditional conversion feature of the Notes is triggered, holders of the Notes will be entitled to convert the Notes at any time during specified periods at their option. This conditional conversion feature was triggered during the three months ended March 31, 2020, as the last reported sale price of our Class A common stock was more than or equal to 130% of the conversion price for at least 20 trading days (whether or not consecutive) in the period of 30 consecutive trading days ending on March 31, 2020 (the last trading day of the calendar quarter), and therefore the Notes are currently convertible, in whole or in part, at the option of the holders between April 1, 2020 through June 30, 2020. Whether the Notes will be convertible following such period will depend on the continued satisfaction of this condition or another conversion condition in the future. If one or more holders elect to convert their Notes during a period in which the Notes are convertible, unless we elect to satisfy our conversion obligation by delivering solely shares of our Class A common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their Notes, under certain circumstances, such as a fundamental change or default, as described in the indenture, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.
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
________________________________________

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

Twilio Inc.

May 7, 2020	/s/ JEFFREY LAWSON
Jeffrey Lawson Chief Executive Officer (Principal Executive Officer)

May 7, 2020	/s/ KHOZEMA SHIPCHANDLER
Khozema Shipchandler Chief Financial Officer (Principal Accounting and Financial Officer)