Form 10-Q
period 2020-06-30
TWILIO INC
filed 2020-08-04
CIK 1447669

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________
FORM 10-Q
_____________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934
For the quarterly period ended June 30, 2020

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

As of July 27, 2020, 132,340,556 shares of the registrant’s Class A common stock and 10,793,764 shares of registrant’s Class B common stock were outstanding.
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

TWILIO INC.
Quarterly Report on Form 10-Q
For the Three Months Ended June 30, 2020

Special Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “can,” “will,” “would,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “forecasts,” “potential,” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:
•the impact of the COVID-19 pandemic on the global economy, our customers, employees and business;
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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
TWILIO INC.
Condensed Consolidated Balance Sheets
(Unaudited)

	As of	As of
	June 30,	December 31,
	2020	2019

	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$475,700	$253,660
Short-term marketable securities	1,427,619	1,599,033
Accounts receivable, net	194,563	154,067
Prepaid expenses and other current assets	62,800	54,571
Total current assets	2,160,682	2,061,331
Restricted cash	—	75
Property and equipment, net	161,413	141,256
Operating right-of-use asset	196,647	156,741
Intangible assets, net	424,739	460,849
Goodwill	2,291,616	2,296,784
Other long-term assets	55,472	33,480
Total assets	$5,290,569	$5,150,516
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$27,531	$39,099
Accrued expenses and other current liabilities	197,303	147,681
Deferred revenue and customer deposits	29,111	26,362
Operating lease liability, current	35,287	27,156
Finance lease liability, current	7,134	6,924
Total current liabilities	296,366	247,222
Operating lease liability, noncurrent	172,408	139,200
Finance lease liability, noncurrent	10,116	8,746
Convertible senior notes, net	470,545	458,190
Other long-term liabilities	19,544	17,747
Total liabilities	968,979	871,105
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock	—	—
Class A and Class B common stock	142	138
Additional paid-in capital	5,181,368	4,952,999
Accumulated other comprehensive income	13,606	5,086
Accumulated deficit	(873,526)	(678,812)
Total stockholders’ equity	4,321,590	4,279,411
Total liabilities and stockholders’ equity	$5,290,569	$5,150,516
See accompanying notes to condensed consolidated financial statements.

TWILIO INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

	(In thousands, except share and per share amounts)
Revenue	$400,849	$275,039	$765,717	$508,178
Cost of revenue	191,718	125,024	363,051	232,113
Gross profit	209,131	150,015	402,666	276,065
Operating expenses:
Research and development	120,701	98,783	235,040	176,638
Sales and marketing	129,823	90,421	246,545	162,028
General and administrative	61,251	54,543	116,421	118,719
Total operating expenses	311,775	243,747	598,006	457,385
Loss from operations	(102,644)	(93,732)	(195,340)	(181,320)
Other income (expenses), net	3,015	(880)	1,897	(1,516)
Loss before (provision) benefit for income taxes	(99,629)	(94,612)	(193,443)	(182,836)
(Provision) benefit for income taxes	(294)	2,033	(1,271)	53,754
Net loss attributable to common stockholders	$(99,923)	$(92,579)	$(194,714)	$(129,082)
Net loss per share attributable to common stockholders, basic and diluted	$(0.71)	$(0.72)	$(1.39)	$(1.05)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	141,618,541	129,310,641	140,512,351	122,985,716
See accompanying notes to condensed consolidated financial statements.

TWILIO INC.
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

	(In thousands)
Net loss	$(99,923)	$(92,579)	$(194,714)	$(129,082)
Other comprehensive income:
Net unrealized gain on marketable securities, net of tax	17,895	980	8,520	2,021
Comprehensive loss attributable to common stockholders	$(82,028)	$(91,599)	$(186,194)	$(127,061)
See accompanying notes to condensed consolidated financial statements.

TWILIO INC.
Condensed Consolidated Statements of Stockholders' Equity
(Unaudited)

	Common Stock Class A		Common Stock Class B		Additional Paid In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount

	(In thousands, except share amounts)
Balance as of December 31, 2019	126,882,172	$124	11,530,627	$14	$4,952,999	$5,086	$(678,812)	$4,279,411
Net loss	—	—	—	—	—	—	(94,791)	(94,791)
Exercises of stock options	243,029	—	426,001	—	8,231	—	—	8,231
Vesting of restricted stock units	849,763	1	23,107	—	—	—	—	1
Value of equity awards withheld for tax liability	(8,726)	—	(4,692)	—	(1,674)	—	—	(1,674)
Conversion of shares of Class B common stock into shares of Class A	618,103	1	(618,103)	(1)	—	—	—	—
Donated common stock	22,102	—	—	—	2,701	—	—	2,701
Net unrealized loss on available-for-sale securities	—	—	—	—	—	(9,375)	—	(9,375)
Stock-based compensation	—	—	—	—	72,021	—	—	72,021
Balance as of March 31, 2020	128,606,443	$126	11,356,940	$13	$5,034,278	$(4,289)	$(773,603)	$4,256,525
Net loss	—	—	—	—	—	—	(99,923)	(99,923)
Exercises of stock options	1,590,891	2	459,010	—	45,230	—	—	45,232
Vesting of restricted stock units	807,270	1	4,212	—	—	—	—	1
Value of equity awards withheld for tax liability	(6,018)	—	—	—	(1,144)	—	—	(1,144)
Conversion of shares of Class B common stock into shares of Class A	983,005	1	(983,005)	(1)	—	—	—	—
Shares issued under ESPP	190,642	—	—	—	16,473	—	—	16,473
Donated common stock	22,102	—	—	—	3,972	—	—	3,972
Net unrealized gain on available-for-sale securities	—	—	—	—	—	17,895	—	17,895
Stock-based compensation	—	—	—	—	82,559	—	—	82,559
Balance as of June 30, 2020	132,194,335	$130	10,837,157	$12	$5,181,368	$13,606	$(873,526)	$4,321,590

See accompanying notes to condensed consolidated financial statements.

TWILIO INC.
Condensed Consolidated Statements of Stockholders' Equity, continued
(Unaudited)

	Common Stock Class A		Common Stock Class B		Additional Paid In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount

	(In thousands, except share amounts)
Balance as of December 31, 2018	80,769,763	$80	19,310,465	$20	$808,527	$1,282	$(371,674)	$438,235
Net loss	—	—	—	—	—	—	(36,503)	(36,503)
Exercises of stock options	748,679	1	1,023,984	1	15,326	—	—	15,328
Vesting of early exercised stock options	—	—	—	—	9	—	—	9
Vesting of restricted stock units	641,406	—	39,360	—	—	—	—	—
Value of equity awards withheld for tax liability	(5,860)	—	(4,431)	—	(1,062)	—	—	(1,062)
Conversion of shares of Class B common stock into shares of Class A	4,339,519	4	(4,339,519)	(4)	—	—	—	—
Shares issued in acquisition	23,555,081	24	—	—	2,658,874	—	—	2,658,898
Equity awards assumed in acquisition	—	—	—	—	191,620	—	—	191,620
Net unrealized gain on available-for-sale securities	—	—	—	—	—	1,041	—	1,041
Stock-based compensation	—	—	—	—	59,947	—	—	59,947
Balance as of March 31, 2019	110,048,588	$109	16,029,859	$17	$3,733,241	$2,323	$(408,177)	$3,327,513
Net loss	—	—	—	—	—	—	(92,579)	(92,579)
Issuance of common stock in connection with a public offering, net of underwriter discounts	8,064,515	8	—	—	979,992	—	—	980,000
Costs related to the public offering	—	—	—	—	(953)	—	—	(953)
Exercises of stock options	313,924	—	503,797	1	9,926	—	—	9,927
Vesting of restricted stock units	675,028	1	29,576	—	—	—	—	1
Value of equity awards withheld for tax liability	(5,934)	—	(5,888)	—	(1,518)	—	—	(1,518)
Conversion of shares of Class B common stock into shares of Class A	2,172,598	2	(2,172,598)	(2)	—	—	—	—
Shares issued under ESPP	108,895	—	—	—	8,254	—	—	8,254
Equity awards assumed in acquisition (measurement period adjustment)	—	—	—	—	(7,126)	—	—	(7,126)
Net unrealized gain on available-for-sale securities	—	—	—	—	—	980	—	980
Stock-based compensation	—	—	—	—	72,361	—	—	72,361
Balance as of June 30 2019	121,377,614	$120	14,384,746	$16	$4,794,177	$3,303	$(500,756)	$4,296,860
See accompanying notes to condensed consolidated financial statements.

TWILIO INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES:	(In thousands)
Net loss	$(194,714)	$(129,082)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	64,772	49,610
Non-cash reduction to the right-of-use asset	17,804	10,707
Amortization of debt discount and issuance costs	12,356	11,682
Stock-based compensation	148,412	129,064
Tax benefit related to release of valuation allowance	(357)	(53,502)
Allowance for credit losses	7,115	697
Value of donated common stock	6,673	—
Other adjustments	6,857	(1,286)
Changes in operating assets and liabilities:
Accounts receivable	(47,766)	(22,523)
Prepaid expenses and other current assets	(12,001)	(15,688)
Other long-term assets	(19,774)	(5,969)
Accounts payable	(11,523)	8,306
Accrued expenses and other current liabilities	47,435	13,976
Deferred revenue and customer deposits	2,994	1,927
Operating lease liability	(16,340)	(9,367)
Long-term liabilities	1,968	(2,371)
Net cash provided by (used in) operating activities	13,911	(13,819)
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions, net of cash acquired, and other related payments	(2,725)	146,957
Purchases of marketable securities and other investments	(443,816)	(1,377,072)
Proceeds from sales and maturities of marketable securities	621,754	286,653
Capitalized software development costs	(17,651)	(10,520)
Purchases of long-lived assets	(12,797)	(7,882)
Net cash provided by (used in) investing activities	144,765	(961,864)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from a public offering, net of underwriting discount	—	980,000
Payments of costs related to public offerings	—	(347)
Principal payments on finance leases and notes payable	(3,829)	(3,460)
Proceeds from exercises of stock options and shares issued under ESPP	69,936	33,509
Value of equity awards withheld for tax liabilities	(2,818)	(2,580)
Net cash provided by financing activities	63,289	1,007,122
NET INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	221,965	31,439
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—Beginning of period	253,735	505,334
CASH, CASH EQUIVALENTS AND RESTRICTED CASH —End of period	$475,700	$536,773
Cash paid for income taxes, net	$1,022	$48
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Purchases of property, equipment and intangible assets, accrued but not paid	$4,545	$1,831
Purchases of property and equipment through finance leases	$5,366	$13,616
Value of common stock issued and stock awards assumed in acquisition	$—	$2,843,392
Stock-based compensation capitalized in software development costs	$7,015	$3,244
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
The Company sells its services to a wide variety of customers. If the financial condition or results of operations of any significant customers deteriorates substantially, operating results could be adversely affected. To reduce credit risk, management performs credit evaluations of the financial condition of significant customers. The Company does not require collateral from its credit customers and maintains reserves for estimated credit losses on customer accounts when considered necessary. Actual credit losses may differ from the Company’s estimates. During the three and six months ended June 30, 2020 and 2019, no customer organization accounted for more than 10% of the Company’s total revenue.
As of June 30, 2020, and December 31, 2019, no customer organization represented more than 10% of the Company’s gross accounts receivable.
(e)Significant Accounting Policies
There have been no changes to the Company's significant accounting policies as described in its Annual Report.
(f)Accounting Guidance Adopted in the Quarter
In December 2019, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2019-12, "Simplifying the Accounting for Income Taxes," which simplifies the accounting for income taxes by removing certain exceptions to the general principles for income taxes. The standard is effective for interim and annual periods beginning after December 15, 2020, with early adoption permitted. The Company elected to early adopt this guidance effective April 1, 2020. The adoption of this guidance did not have a material impact on the Company's consolidated financial statements.
3. Fair Value Measurements
Financial Assets
The following tables provide the financial assets measured at fair value on a recurring basis:

	Amortized Cost or Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value Hierarchy as of June 30, 2020			Aggregate Fair Value
				Level 1	Level 2	Level 3

Financial Assets:	(In thousands)
Cash and cash equivalents:
Money market funds	$362,357	$—	$—	$362,357	$—	$—	$362,357
Commercial paper	7,499	—	—	—	7,499	—	7,499
Total included in cash and cash equivalents	369,856	—	—	362,357	7,499	—	369,856
Marketable securities:
U.S. Treasury securities	169,738	1,111	—	170,849	—	—	170,849
Corporate debt securities and commercial paper	1,244,662	12,490	(382)	13,000	1,243,770	—	1,256,770
Total marketable securities	1,414,400	13,601	(382)	183,849	1,243,770	—	1,427,619
Strategic investments	7,718	—	—	—	—	7,718	7,718
Total financial assets	$1,791,974	$13,601	$(382)	$546,206	$1,251,269	$7,718	$1,805,193

	Amortized Cost or Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value Hierarchy as of December 31, 2019			Aggregate Fair Value
				Level 1	Level 2	Level 3

Financial Assets:	(In thousands)
Cash and cash equivalents:
Money market funds	$153,252	$—	$—	$153,252	$—	$—	$153,252
Reverse repurchase agreements	35,800	—	—	—	35,800	—	35,800
Total included in cash and cash equivalents	189,052	—	—	153,252	35,800	—	189,052
Marketable securities:
U.S. Treasury securities	215,847	241	(3)	216,085	—	—	216,085
Corporate debt securities and commercial paper	1,378,487	4,516	(55)	5,000	1,377,948	—	1,382,948
Total marketable securities	1,594,334	4,757	(58)	221,085	1,377,948	—	1,599,033
Strategic investments	5,500	—	—	—	—	5,500	5,500
Total financial assets	$1,788,886	$4,757	$(58)	$374,337	$1,413,748	$5,500	$1,793,585
The Company's primary objective when investing excess cash is preservation of capital, hence the Company's marketable securities consist primarily of US Treasury securities, high credit quality corporate debt securities and commercial paper. As the Company views its marketable securities as available to support its current operations, it has classified all available for sale securities as short-term. As of June 30, 2020, for fixed income securities that were in unrealized loss positions, the Company has determined that (i) it does not have the intent to sell any of these investments, and (ii) it is not more likely than not that it will be required to sell any of these investments before recovery of the entire amortized cost basis. In addition, as of June 30, 2020, the Company anticipates that it will recover the entire amortized cost basis of such fixed income securities before maturity.
The Company regularly reviews the changes to the rating of its debt securities by rating agencies as well as reasonably monitors the surrounding economic conditions to assess the risk of expected credit losses. As of June 30, 2020, the risk of expected credit losses was not significant.
Interest earned on marketable securities was $7.8 million and $16.6 million in the three and six months ended June 30, 2020, respectively, and $2.6 million and $4.1 million in the three and six months ended June 30, 2019, respectively. The interest is recorded as other income (expenses), net, in the accompanying condensed consolidated statements of operations.
The following table summarizes the contractual maturities of marketable securities:

	As of June 30, 2020		As of December 31, 2019
	Amortized Cost	Aggregate Fair Value	Amortized Cost	Aggregate Fair Value

Financial Assets:	(In thousands)
Less than one year	$827,075	$831,425	$859,996	$861,181
One to three years	587,325	596,194	734,338	737,852
Total	$1,414,400	$1,427,619	$1,594,334	$1,599,033
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
Financial Liabilities
As of June 30, 2020, and December 31, 2019, the fair value of the 0.25% convertible senior notes due 2023 (the “Notes”), as further described in Note 8, was approximately $1,718.2 million and $841.3 million, respectively. The fair value of the Notes is determined based on the closing price on the last trading day of the reporting period and is classified as a Level 2 security within the fair value hierarchy.

4. Property and Equipment
Property and equipment consisted of the following:

	As of	As of
	June 30,	December 31,
	2020	2019

	(In thousands)
Capitalized internal-use software development costs	$122,673	$100,155
Data center equipment (1)	27,473	22,009
Leasehold improvements	65,846	55,886
Office equipment	29,553	25,083
Furniture and fixtures (1)	10,519	10,095
Software	9,909	9,176
Total property and equipment	265,973	222,404
Less: accumulated depreciation and amortization	(104,560)	(81,148)
Total property and equipment, net	$161,413	$141,256

____________________
(1) Data center equipment and furniture and fixtures contain assets under finance leases. See Note 5 for further detail.
Depreciation and amortization expense was $11.9 million and $23.9 million for the three and six months ended June 30, 2020, respectively, and $9.1 million and $16.7 million for the three and six months ended June 30, 2019, respectively.
The Company capitalized $12.6 million and $24.6 million in internal-use software development costs in the three and six months ended June 30, 2020, respectively, and $6.7 million and $13.7 million in the three and six months ended June 30, 2019, respectively. Of this amount, stock-based compensation was $3.6 million and $7.0 million in the three and six months ended June 30, 2020, respectively, and $1.6 million and $3.2 million in the three and six months ended June 30, 2019, respectively. Amortization of capitalized software development costs was $4.4 million and $9.0 million in the three and six months ended June 30, 2020, respectively, and $4.3 million and $8.1 million in the three and six months ended June 30, 2019, respectively.
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
As of June 30, 2020, the Company had 22 leased properties with remaining lease terms from less than one year to nine years, some of which include options to extend the leases for up to 5.0 years.

The components of the lease expense recorded in the accompanying condensed consolidated statements of operations were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

	(In thousands)
Operating lease cost	$12,497	$8,273	$22,921	$15,446
Finance lease cost:
Amortization of assets	1,830	1,526	3,734	2,689
Interest on lease liabilities	194	189	392	337
Short-term lease cost	1,091	1,905	2,503	3,340
Variable lease cost	1,884	1,080	3,180	1,567
Total net lease cost	$17,496	$12,973	$32,730	$23,379
Supplemental balance sheet information related to leases was as follows:

		As of	As of
		June 30,	December 31,
Leases	Classification	2020	2019

Assets:		(In thousands)
Operating lease assets	Operating right-of-use asset, net of accumulated amortization (1)	$196,647	$156,741
Finance lease assets	Property and equipment, net of accumulated depreciation (2)	16,333	14,770
Total leased assets		$212,980	$171,511

Liabilities:
Current
Operating	Operating lease liability, current	$35,287	$27,156
Finance	Financing lease liability, current	7,134	6,924
Noncurrent
Operating	Operating lease liability, noncurrent	172,408	139,200
Finance	Finance lease liability, noncurrent	10,116	8,746
Total lease liabilities		$224,945	$182,026
____________________
(1) Operating lease assets are recorded net of accumulated amortization of $41.0 million and $23.2 million as of June 30, 2020 and December 31, 2019, respectively.
(2) Finance lease assets are recorded net of accumulated depreciation of $9.7 million and $6.0 million as of June 30, 2020 and December 31, 2019, respectively.

Supplemental cash flow and other information related to leases was as follows:

	Six Months Ended June 30,
	2020	2019

Cash paid for amounts included in the measurement of lease liabilities:	(In thousands)
Operating cash flows used in operating leases	$22,199	$12,145
Operating cash flows used in finance leases (interest)	$392	$337
Financing cash flows used in finance leases	$3,718	$2,463

Weighted average remaining lease term (in years):
Operating leases	5.8	6.8
Finance leases	3.2	3.1

Weighted average discount rate:
Operating leases	5.4%	5.8%
Finance leases	4.8%	5.2%
Maturities of lease liabilities were as follows:

	As of June 30, 2020
	Operating Leases	Finance Leases

Year ended December 31,	(In thousands)
2020 (remaining six months)	$21,421	$4,267
2021	43,868	6,000
2022	44,978	3,677
2023	39,553	2,930
2024	33,544	957
Thereafter	59,893	833
Total lease payments	243,257	18,664
Less: imputed interest	(35,562)	(1,414)
Total lease obligations	207,695	17,250
Less: current obligations	(35,287)	(7,134)
Long-term lease obligations	$172,408	$10,116
As of June 30, 2020, the Company had no additional operating or finance leases with future commencement dates.

6. Intangible Assets
Intangible assets consisted of the following:

	As of June 30, 2020
	Gross	Accumulated Amortization	Net

Amortizable intangible assets:	(In thousands)
Developed technology	$334,599	$(79,593)	$255,006
Customer relationships	185,594	(40,214)	145,380
Supplier relationships	4,356	(2,343)	2,013
Trade names	20,060	(5,727)	14,333
Patent	3,104	(312)	2,792
Total amortizable intangible assets	547,713	(128,189)	419,524
Non-amortizable intangible assets:
Telecommunication licenses	4,920	—	4,920
Trademarks and other	295	—	295
Total	$552,928	$(128,189)	$424,739

	As of December 31, 2019
	Gross	Accumulated Amortization	Net

Amortizable intangible assets:	(In thousands)
Developed technology	$333,980	$(55,390)	$278,590
Customer relationships	182,339	(26,347)	155,992
Supplier relationships	4,356	(1,532)	2,824
Trade name	20,060	(3,727)	16,333
Patent	2,707	(262)	2,445
Total amortizable intangible assets	543,442	(87,258)	456,184
Non-amortizable intangible assets:
Telecommunication licenses	4,370	—	4,370
Trademarks and other	295	—	295
Total	$548,107	$(87,258)	$460,849
Amortization expense was $20.6 million and $40.9 million for the three and six months ended June 30, 2020, respectively, and $19.3 million and $32.9 million for the three and six months ended June 30, 2019, respectively.

Total estimated future amortization expense is as follows:

As of
June 30,
2020

Year Ended December 31,	(In thousands)
2020 (remaining six months)	$40,376
2021	80,488
2022	77,872
2023	74,590
2024	69,311
Thereafter	76,887
Total	$419,524

7. Accrued Expenses and Other Liabilities
Accrued expenses and other current liabilities consisted of the following:

	As of	As of
	June 30,	December 31,
	2020	2019

	(In thousands)
Accrued payroll and related	$30,766	$20,462
Accrued bonus and commission	23,083	12,898
Accrued cost of revenue	62,510	47,563
Sales and other taxes payable	41,161	33,430
ESPP contributions	4,195	4,023
Accrued other expense	35,588	29,305
Total accrued expenses and other current liabilities	$197,303	$147,681
Other long-term liabilities consisted of the following:

	As of	As of
	June 30,	December 31,
	2020	2019

	(In thousands)
Deferred tax liability	$6,622	$7,535
Accrued other expenses	12,922	10,212
Total other long-term liabilities	$19,544	$17,747

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
During the three months ended June 30, 2020, the conditional conversion feature of the Notes was triggered as the last reported sale price of the Company's Class A common stock was more than or equal to 130% of the conversion price for at least 20 trading days (whether or not consecutive) in the period of 30 consecutive trading days ending on June 30, 2020 (the last trading day of the calendar quarter), and therefore the Notes are currently convertible, in whole or in part, at the option of the holders between July 1, 2020 through September 30, 2020. Whether the Notes will be convertible following such period will depend on the continued satisfaction of this condition or another conversion condition in the future. The Company continues to classify the Notes as a long-term liability in its condensed consolidated balance sheet as of June 30, 2020, based on contractual settlement provisions. The Company may redeem the Notes, in whole or in part, at its option, on or after June 1, 2021 but before the 35th scheduled trading day before the maturity date, at a cash redemption price equal to 100% of the principal amount of the Notes to be redeemed, plus accrued and unpaid interest, if any, if the last reported sale price of the Class A common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading days ending on, and including, the trading day immediately before the date the redemption notices were sent; and the trading day immediately before such notices were sent.
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
The net carrying amount of the liability component of the Notes was as follows:

	As of	As of
	June 30,	December 31,
	2020	2019

	(In thousands)
Principal	$549,998	$549,999
Unamortized discount	(73,260)	(84,647)
Unamortized issuance costs	(6,193)	(7,162)
Net carrying amount	$470,545	$458,190
The net carrying amount of the equity component of the Notes was as follows:

	As of	As of
	June 30,	December 31,
	2020	2019

	(In thousands)
Proceeds allocated to the conversion options (debt discount)	$119,435	$119,435
Issuance costs	(2,819)	(2,819)
Net carrying amount	$116,616	$116,616

The following table sets forth the interest expense recognized related to the Notes:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

	(In thousands)
Contractual interest expense	$344	$344	$688	$688
Amortization of debt issuance costs	484	458	968	916
Amortization of debt discount	5,694	5,383	11,388	10,766
Total interest expense related to the Notes	$6,522	$6,185	$13,044	$12,370

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
9. Supplemental Balance Sheet Information
A roll-forward of the Company’s reserves is as follows:
(a)Allowance for doubtful accounts:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

	(In thousands)
Balance, beginning of period	$9,085	$4,281	$6,287	$4,945
Additions	2,899	685	7,160	440
Write-offs	(1,736)	(193)	(3,199)	(612)
Balance, end of period	$10,248	$4,773	$10,248	$4,773

Percentage of revenue	3%	2%	1%	1%

(b)Customer credit reserve:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

	(In thousands)
Balance, beginning of period	$9,687	$2,831	$6,784	$3,015
Additions	13,376	2,862	21,550	5,543
Deductions against reserve	(11,532)	(2,617)	(16,803)	(5,482)
Balance, end of period	$11,531	$3,076	$11,531	$3,076

Percentage of revenue	3%	1%	2%	1%

10. Revenue by Geographic Area
Revenue by geographic area is based on the IP address or the mailing address at the time of registration. The following table sets forth revenue by geographic area:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

Revenue by geographic area:	(In thousands)
United States	$292,115	$194,998	$553,928	$361,551
International	108,734	80,041	211,789	146,627
Total	$400,849	$275,039	$765,717	$508,178

Percentage of revenue by geographic area:
United States	73%	71%	72%	71%
International	27%	29%	28%	29%
Long-lived assets outside the United States were not significant.
11. Commitments and Contingencies
(a)  Lease and Other Commitments
The Company entered into various non-cancelable operating lease agreements for its facilities with remaining lease terms from less than one year to slightly over nine years. See Note 5 to these unaudited condensed consolidated financial statements for additional detail on the Company's operating and finance lease commitments.
In the three and six months ended June 30, 2020, the Company entered into several non-cancelable vendor agreements with terms up to two years for a total purchase commitment of $6.1 million and $22.9 million, respectively.
(b)  Legal Matters
On April 30, 2015 and March 28, 2016, Telesign Corporation (“Telesign”) filed lawsuits (which were subsequently consolidated) against the Company in the United States District Court, Central District of California (“Telesign I/II”). Telesign alleges in Telesign I/II that the Company is infringing four U.S. patents that it holds: U.S. Patent No. 7,945,034 (“034”), U.S. Patent No. 8,462,920 (“920”), U.S. Patent No. 8,687,038 (“038”) and U.S. Patent No. 9,300,792 (“792”). The consolidated Telesign I/II actions were transferred to the United States District Court, Northern District of California. The patent infringement allegations in the lawsuit related to the Company's two-factor authentication use case, Authy, and an API tool to find information about a phone number. Telesign sought, among other things, to enjoin the Company from allegedly infringing the patents, along with damages for lost profits and damages based on a reasonable royalty.
On March 8, 2017, in response to a petition by the Company, the U.S. Patent and Trademark Officer (“PTO”) issued an order instituting an inter partes review for the ‘792 patent. On March 6, 2018, the PTO found all claims challenged by the Company in the inter partes review unpatentable. Telesign did not appeal the PTO's decision and it is final. On October 19, 2018, the district court granted the Company's motion that all remaining asserted claims of the asserted patents are invalid under 35 U.S.C. § 101 and entered judgment in the Company's favor. On November 8, 2018, Telesign appealed the judgment to the United States Court of Appeals for the Federal Circuit. On January 9, 2020, the Federal Circuit Court affirmed the district court’s judgment. The deadline for Telesign to seek rehearing or further appeal passed on June 8. 2020, and the judgment is now final.
On December 1, 2016, the Company filed a patent infringement lawsuit against Telesign in the United States District Court, Northern District of California (“Telesign III”), alleging infringement of United States Patent No. 8,306,021 (“021”), United States Patent No. 8,837,465 (“465”), United States Patent No. 8,755,376 (“376”), United States Patent No. 8,736,051 (“051”), United States Patent No. 8,737,962 (“962”), United States Patent No. 9,270,833 (“833”), and United States Patent No. 9,226,217 (“217”). Telesign filed a motion to dismiss the complaint on January 25, 2017. In two orders, issued on

March 31, 2017 and April 17, 2017, the court granted Telesign’s motion to dismiss with respect to the ‘962, ‘833, ‘051 and ‘217 patents, but denied Telesign’s motion to dismiss as to the ‘021, ‘465 and ‘376 patents. On August 23, 2017, Telesign petitioned the U.S. Patent and Trademark Office (“U.S. PTO”) for inter partes review of the ‘021, ‘465, and ‘376 patents. On March 9, 2018, the PTO denied Telesign’s petition for inter partes review of the ‘021 patent and granted Telesign’s petitions for inter partes review of the ‘465 and ‘376 patents. On March 6, 2019, the PTO found all claims challenged by Telesign in the inter partes review unpatentable. The Company appealed the decisions to the United States Court of Appeals for the Federal Circuit who, on June 10, 2020, affirmed the PTAB rulings. Telesign III has been stayed pending resolution of the inter partes reviews (and appeals from them) of the ‘465 and ‘376 patents. If the Company does not appeal further, the case will be remanded to the district court and will proceed on the '021 patent. The Company is seeking a judgment of infringement, a judgment of willful infringement, monetary and injunctive relief, enhanced damages, and an award of costs and expenses against Telesign.
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
As of June 30, 2020 and December 31, 2019, no amounts were accrued related to any outstanding indemnification agreements.
(d)  Other Taxes
The Company conducts operations in many tax jurisdictions within and outside the United States. In many of these jurisdictions, non-income-based taxes, such as sales, use, telecommunications and other local taxes are assessed on the Company’s operations. Prior to March 2017, the Company had not billed nor collected these taxes from its customers and, in accordance with U.S. GAAP, recorded a provision for its tax exposure in these jurisdictions when it was both probable that a liability had been incurred and the amount of the exposure could be reasonably estimated. These estimates included several key assumptions including, but not limited to, the taxability of the Company’s services, the jurisdictions in which its management believes it had nexus, and the sourcing of revenues to those jurisdictions. Starting in March 2017, the Company began collecting these taxes from customers in certain jurisdictions and since then has expanded to collect taxes in most jurisdictions where the Company operates. The Company is also in discussions with certain jurisdictions regarding its prior sales and other taxes, if any, that the Company may owe. In the event any of these jurisdictions disagree with management’s assumptions and analysis, the assessment of the Company's tax exposure could differ materially from management's current estimates. For example, one jurisdiction has assessed the Company for $38.8 million in taxes, including interest and penalties, which exceeded the $11.5 million the Company had accrued as of June 30, 2020. The Company believes this assessment is overstated and has disputed it, paid the full amount as required by law, and is seeking a refund. The payment made in excess of the accrued amount will be reflected as a deposit in the Company's balance sheet in the future periods. If the jurisdiction denies the Company’s refund claim, the Company will challenge the jurisdiction’s denial in court. However, litigation is uncertain and a ruling against the Company may adversely affect its financial position and results of operation.
As of June 30, 2020 and December 31, 2019, the liability recorded for these taxes was $28.1 million and $27.0 million, respectively.

12. Stockholders’ Equity
Preferred Stock
As of June 30, 2020 and December 31, 2019, the Company had authorized 100,000,000 shares of preferred stock, par value $0.001, of which no shares were issued and outstanding.
Common Stock
As of June 30, 2020 and December 31, 2019, the Company had authorized 1,000,000,000 shares of Class A common stock and 100,000,000 shares of Class B common stock, each par value $0.001 per share. As of June 30, 2020, 132,194,335 shares of Class A common stock and 10,837,157 shares of Class B common stock were issued and outstanding. As of December 31, 2019, 126,882,172 shares of Class A common stock and 11,530,627 shares of Class B common stock were issued and outstanding.
The Company had reserved shares of common stock for issuance as follows:

	As of	As of
	June 30,	December 31,
	2020	2019

Stock options issued and outstanding	5,357,728	7,705,848
Nonvested restricted stock units issued and outstanding	8,791,928	8,490,517
Class A common stock reserved for Twilio.org	751,469	795,673
Stock-based awards available for grant under 2016 Plan	19,440,819	14,957,734
Stock-based awards available for grant under 2016 ESPP	5,042,439	3,848,953
Class A common stock reserved for the convertible senior notes	10,472,165	10,472,165
Total	49,856,548	46,270,890

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
In the three months ended June 30, 2020 and 2019, 190,642 and 108,895 shares of Class A common stock were purchased under the 2016 ESPP, respectively, and 103,132 shares are expected to be purchased in the fourth quarter of 2020. As of June 30, 2020, total unrecognized compensation cost related to the 2016 ESPP was $5.0 million, which will be amortized over a weighted-average period of 0.4 years.

Stock Options
Stock option activity under the Company's 2008 Plan and 2016 Plan as well as respective Stock Incentive Plans assumed in the SendGrid acquisition was as follows:

	Number of options outstanding	Weighted- average exercise price (Per share)	Weighted- average remaining contractual term (In years)	Aggregate intrinsic value (In thousands)

Outstanding options as of December 31, 2019	7,150,848	$28.79	6.47	$511,971
Granted	599,909	127.74
Exercised	(2,718,931)	19.67
Forfeited and canceled	(229,098)	73.02
Outstanding options as of June 30, 2020	4,802,728	$44.20	6.87	$841,534
Options vested and exercisable as of June 30, 2020	2,821,212	$17.47	5.68	$569,740

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

	(In thousands, except per share amounts)
Aggregate intrinsic value of stock options exercised (1)	$338,031	$100,808	$406,390	$287,824
Total estimated grant date fair value of options vested	$17,684	$19,507	$41,020	$42,503
Weighted-average grant date fair value per share of options granted	$93.37	$63.42	$64.06	$58.16
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

	Number of options outstanding	Weighted- average exercise price (Per share)	Weighted- average remaining contractual term (In years)	Aggregate intrinsic value (In thousands)

Outstanding options as of December 31, 2019	555,000	$31.72	4.16	$36,941
Granted	—	—
Exercised	—	—
Forfeited and canceled	—	—
Outstanding options as of June 30, 2020	555,000	$31.72	3.66	$104,174
Options vested and exercisable as of June 30, 2020	485,625	$31.72	3.66	$91,152
As of June 30, 2020, total unrecognized compensation cost related to nonvested stock options was $89.0 million, which will be amortized on a ratable basis over a weighted-average period of 2.1 years.

Restricted Stock Units

	Number of awards outstanding	Weighted- average grant date fair value (Per share)	Aggregate intrinsic value (In thousands)

Nonvested RSUs as of December 31, 2019	8,490,517	$74.21	$830,167
Granted	2,513,586	166.49
Vested	(1,684,352)	65.75
Forfeited and canceled	(527,823)	83.58
Nonvested RSUs as of June 30, 2020	8,791,928	$103.08	$1,923,190
As of June 30, 2020, total unrecognized compensation cost related to nonvested RSUs was $831.4 million, which will be amortized over a weighted-average period of 2.7 years.
Valuation Assumptions
The fair value of employee stock options was estimated on the date of grant using the following assumptions in the Black-Scholes option pricing model:

	Three Months Ended June 30,		Six Months Ended June 30,
Employee Stock Options:	2020	2019	2020	2019

Fair value of common stock	$108.4 - $191.9	$128.0	$108.4 - $191.9	$111.3 - $130.7
Expected term (in years)	6.08	6.08	6.08	0.33 - 6.08
Expected volatility	54.7% - 56.0%	49.2%	51.9% - 56.0%	48.3% - 66.5%
Risk-free interest rate	0.4%	2.4%	0.4% - 1.4%	2.4% - 2.5%
Dividend rate	—%	—%	—%	—%

	Three Months Ended June 30,		Six Months Ended June 30,
Employee Stock Purchase Plan:	2020	2019	2020	2019

Expected term (in years)	0.50	0.50	0.50	0.50
Expected volatility	72.1%	50.3%	72.1%	50.3%
Risk-free interest rate	0.2%	2.4%	0.2%	2.4%
Dividend rate	—%	—%	—%	—%

The following assumptions were used in the Monte Carlo simulation model to estimate the grant date fair value and the derived service period of the performance options:

Asset volatility	40%
Equity volatility	45%
Discount rate	14%
Stock price at grant date	$31.7
Stock-Based Compensation Expense
The Company recorded the total stock-based compensation expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

	(In thousands)
Cost of revenue	$2,143	$1,623	$3,980	$3,432
Research and development	39,841	33,701	73,050	59,040
Sales and marketing	23,086	14,564	43,029	26,313
General and administrative	14,317	20,852	28,353	40,279
Total	$79,387	$70,740	$148,412	$129,064

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
The following table sets forth the calculation of basic and diluted net loss per share attributable to common stockholders during the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

Net loss attributable to common stockholders (in thousands)	$(99,923)	$(92,579)	$(194,714)	$(129,082)
Weighted-average shares used to compute net loss per share attributable to common stockholders, basic and diluted	141,618,541	129,310,641	140,512,351	122,985,716
Net loss per share attributable to common stockholders, basic and diluted	$(0.71)	$(0.72)	$(1.39)	$(1.05)

The following outstanding shares of common stock equivalents were excluded from the calculation of the diluted net loss per share attributable to common stockholders because their effect would have been anti-dilutive:

	As of June 30,
	2020	2019

Stock options issued and outstanding	5,357,728	9,125,950
Nonvested restricted stock units issued and outstanding	8,791,928	8,926,529
Class A common stock reserved for Twilio.org	751,469	776,334
Class A common stock committed under 2016 ESPP	103,132	101,885
Conversion spread (1)	4,331,844	3,626,721
Total	19,336,101	22,557,419
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

15. Income Taxes
The Company recorded an income tax provision of $0.3 million and $1.3 million for the three and six months ended June 30, 2020, respectively, and an income tax benefit of $2.0 million and $53.8 million for the three and six months ended June 30, 2019, respectively. The Company continues to maintain a valuation allowance for its U.S. federal and state net deferred tax assets.

The provision for income taxes recorded in the three and six months ended June 30, 2020, consists primarily of income taxes and withholding taxes in foreign jurisdictions in which the Company conducts business. The Company's U.S. operations have been in a loss position and the Company maintains a full valuation allowance against its U.S. deferred tax assets.

The tax benefit for the three and six months ended June 30, 2019, was primarily related to a partial release of valuation allowance, of which $49.2 million was directly related to the day one impact from the acquisition of SendGrid. In connection with the SendGrid acquisition, the Company recorded a net deferred tax liability which provides an additional source of taxable income to support the realization of the pre-existing deferred tax assets. As a result, during the three and six months ended June 30, 2019, the Company released a total of $1.1 million and $52.7 million, respectively, of its U.S. valuation allowance.

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security ("CARES") Act was enacted and signed into U.S. law to provide economic relief to individuals and businesses facing economic hardship as a result of the COVID-19 pandemic. Changes in tax laws or rates are accounted for in the period of enactment. The income tax provisions of the CARES Act do not have a significant impact on the Company's current taxes, deferred taxes or uncertain tax positions.

On June 7, 2019, a three-judge panel from the U.S. Court of Appeals for the Ninth Circuit overturned the U.S. Tax Court's decision in Altera Corp. v. Commissioner and upheld the portion of the Treasury regulations under Section 482 of the Internal Revenue Code that requires related parties in a cost-sharing arrangement to share expenses related to share-based compensation. As a result of this decision, the Company's gross unrecognized tax benefits increased to reflect the impact of including share-based compensation in cost-sharing arrangements. Recognizing the gross unrecognized tax benefits would not affect the Company's effective tax rate as their recognition would be offset by the reversal of the related deferred tax assets, which are subject to a full valuation allowance. On July 22, 2019, the taxpayer in the case filed a petition for a rehearing before the full Ninth Circuit and the request was denied on November 12, 2019. On February 10, 2020, the taxpayer in the case filed a petition to appeal the decision to the Supreme Court and on June 22, 2020 the Supreme Court denied the petition. There is no impact on the Company's effective tax rate for the three and six months ended June 30, 2020 due to the full valuation allowance against its deferred tax assets. The Company will continue to monitor future developments.

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
We have achieved significant growth in recent periods. In the three months ended June 30, 2020 and 2019, our revenue was $400.8 million and $275.0 million, respectively, and our net loss was $99.9 million and $92.6 million, respectively. In the three months ended June 30, 2020 and 2019, our 10 largest Active Customer Accounts generated an aggregate of 15% and 13%, respectively, of our total revenue.
COVID-19 UPDATE
A novel coronavirus disease (“COVID-19”) was declared a global pandemic during the first quarter of 2020 and has resulted in the imposition of numerous, unprecedented, national and international measures to try to contain the virus, including travel bans and restrictions, shutdowns, quarantines, shelter-in-place and social distancing orders. To prioritize the health and safety of our employees, customers and our community at large, we postponed SIGNAL, our annual developer and customer conference, to September 30, 2020, and converted it to a virtual event. In addition, we have either cancelled or shifted other planned events to virtual-only experiences and may determine to alter, postpone or cancel additional customer, employee or industry events in the future. Since mid-March, we have also taken several precautionary measures to protect our employees and contingent workers and help minimize the spread of the virus, including temporarily closing our worldwide offices, requiring all employees and contingent workers to work from home and suspending all business travel worldwide for our employees for the time being.
The broader implications of COVID-19 on our results of operations and overall financial performance remain uncertain. The COVID-19 pandemic and its adverse effects have become more prevalent in the locations where we, our customers, suppliers or third-party business partners conduct business. In the three months ended June 30, 2020, we continued to witness declines in usage versus pre-COVID-19 levels, with a slight rebound from the previous quarter, from customers in the travel, hospitality and ridesharing industries. However, we also continued to experience increased usage in other areas, including healthcare, education, consumer on-demand, and retail. We acknowledge that there may be additional impacts to the economy and our business as a result of COVID-19. We expect that there may be some volatility in customer demand and buying habits as the pandemic continues, and we may experience constrained supply or curtailed customer demand that could materially and adversely impact our business, results of operations and financial performance in future periods. Specifically, we may experience impact from delayed sales cycles, including customers and prospective customers delaying contract signing or contract renewals, or reducing budgets or minimum commitments related to the products and services that we offer and changes to consumer behavior that may affect customers who use our products and service for confirmations, notifications, and other use cases. While we are continuing our recruiting efforts, it is possible that the pace of our hiring may slow during the COVID-19 pandemic. See the risk factor titled "The global COVID-19 pandemic may adversely impact our business, results of operations and financial performance" in Part II, Item 1A, “Risk Factors” of this Quarterly Report on Form 10-Q for further discussion of the possible impact of the COVID-19 pandemic on our business, financial condition and results of operations.

Key Business Metrics

	Three Months Ended June 30,
	2020	2019
Number of Active Customer Accounts (as of end date of period) (1)	200,000	161,869
Total revenue (in thousands) (1)	$400,849	$275,039
Total Revenue Growth Rate (1)	46%	86%
Dollar-Based Net Expansion Rate (2)	132%	141%
____________________
(1) Includes the contribution from our Twilio SendGrid business, acquired on February 1, 2019. Effective December 31, 2019, we round down the number of Active Customer Accounts to the nearest thousand.

(2) As previously announced in our Annual Report on Form 10-K filed with the SEC on March 2, 2020, commencing with the three-month period ended March 31, 2020, we calculate our Dollar-Based Net Expansion Rate by comparing total revenue from a cohort of Active Customer Accounts in a period to the same period in the prior year (the "New DBNE Definition"). To facilitate comparison between the periods presented, Dollar-Based Net Expansion Rate as presented in the table above has been calculated as if the New DBNE Definition had been in effect during that period. As a result of the New DBNE Definition, unless specifically identified as being calculated using total revenue, any Dollar-Based Net Expansion Rates disclosed by our Company in SEC filings, press releases and presentations prior to the date of our press release for the three months ended March 31, 2020, will not be directly comparable to our Dollar-Based Net Expansion Rates going forward. Commencing with the three month period ended March 31, 2020, Dollar-Based Net Expansion Rate includes the contribution from Twilio SendGrid from February 1, 2019 (the date of the acquisition).

Number of Active Customer Accounts. We believe that the number of Active Customer Accounts is an important indicator of the growth of our business, the market acceptance of our platform and future revenue trends. We define an Active Customer Account at the end of any period as an individual account, as identified by a unique account identifier, for which we have recognized at least $5 of revenue in the last month of the period. We believe that use of our platform by customers at or above the $5 per month threshold is a stronger indicator of potential future engagement than trial usage of our platform or usage at levels below $5 per month. In the three months ended June 30, 2020 and 2019, revenue from Active Customer Accounts represented over 99% of total revenue in each period. A single organization may constitute multiple unique Active Customer Accounts if it has multiple account identifiers, each of which is treated as a separate Active Customer Account. Effective December 31, 2019, we round down the number of Active Customer Accounts to the nearest thousand.
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

For historical periods through December 31, 2019, our Dollar-Based Net Expansion Rate compared the revenue from Active Customer Accounts, other than large Active Customer Accounts that have never entered into 12-month minimum revenue commitment contracts with us, in a quarter to the same quarter in the prior year. For reporting periods starting with the three months ended March 31, 2020, our Dollar-Based Net Expansion Rate compares the total revenue from all Active Customer Accounts in a quarter to the same quarter in the prior year. To calculate the Dollar-Based Net Expansion Rate, we first identify the cohort of Active Customer Accounts that were Active Customer Accounts in the same quarter of the prior year. The Dollar-Based Net Expansion Rate is the quotient obtained by dividing the revenue generated from that cohort in a quarter, by the revenue generated from that same cohort in the corresponding quarter in the prior year. When we calculate Dollar-Based Net Expansion Rate for periods longer than one quarter, we use the average of the applicable quarterly Dollar-Based Net Expansion Rates for each of the quarters in such period. As a result of the change in calculation of Dollar-Based Net Expansion Rate, unless specifically identified as being calculated based on total revenue, any Dollar-Based Net Expansion Rates disclosed by our Company in SEC filings, press releases and presentations prior to the date of our press release for the three months ended March 31, 2020, will not be directly comparable to our Dollar-Based Net Expansion Rates going forward.
The table below sets forth our historical Dollar-Based Net Expansion Rates as calculated based on total revenue.

			Three Months Ended
Dec 31, 2019	Sep 30, 2019	Jun 30, 2019	Mar 31, 2019	Dec 31, 2018	Sep 30, 2018	Jun 30, 2018	Mar 31, 2018
125%	132%	141%	142%	150%	147%	138%	138%

			Three Months Ended
Dec 31, 2017	Sep 30, 2017	Jun 30, 2017	Mar 31, 2017	Dec 31, 2016	Sep 30, 2016	Jun 30, 2016
123%	125%	132%	128%	141%	140%	148%

Key Components of Statements of Operations
Revenue. We derive our revenue primarily from usage-based fees earned from customers using the software products within our Solutions APIs and Channel APIs. These usage-based software products include offerings, such as Programmable Voice, Programmable Messaging and Programmable Video. Some examples of the usage-based fees for which we charge include minutes of call duration activity for our Programmable Voice products, number of text messages sent or received using our Programmable Messaging products and number of authentications for our Account Security products. In the three months ended June 30, 2020 and 2019, we generated 76% and 74% of our revenue, respectively, from usage-based fees. We also earn monthly flat fees from certain fee-based products, such as our Email API, Marketing Campaigns, Flex seats, telephone numbers, short codes and customer support.
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
Amounts that have been charged via credit card or invoiced are recorded in revenue, deferred revenue or customer deposits, depending on whether the revenue recognition criteria have been met. Our deferred revenue and customer deposits liability balance is not a meaningful indicator of our future revenue at any point in time because very few of our contracts with invoiced customers contain terms requiring any form of prepayment.
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
Non-GAAP Gross Profit and Non-GAAP Gross Margin. For the periods presented, we define non-GAAP gross profit and non-GAAP gross margin as GAAP gross profit and GAAP gross margin, respectively, adjusted to exclude, as applicable, certain expenses as presented in the table below:

	Three Months Ended June 30,
	2020	2019

Reconciliation:	(In thousands)
Gross profit	$209,131	$150,015
Non-GAAP adjustments:
Stock-based compensation	2,143	1,623
Amortization of acquired intangibles	12,695	11,857
Payroll taxes related to stock-based compensation	—	58
Non-GAAP gross profit	$223,969	$163,553
Non-GAAP gross margin	56%	59%

Non-GAAP Operating Expenses. For the periods presented, we define non-GAAP operating expenses (including categories of operating expenses) as GAAP operating expenses (and categories of operating expenses) adjusted to exclude, as applicable, certain expenses as presented in the table below:

	Three Months Ended June 30,
	2020	2019

Reconciliation:	(In thousands)
Operating expenses	$311,775	$243,747
Non-GAAP adjustments:
Stock-based compensation	(77,244)	(69,117)
Amortization of acquired intangibles	(7,900)	(7,391)
Acquisition-related expenses	(21)	(1,274)
Charitable contributions	(3,972)	—
Payroll taxes related to stock-based compensation	(8,178)	(3,922)
Non-GAAP operating expenses	$214,460	$162,043

Non-GAAP Income from Operations and Non-GAAP Operating Margin. For the periods presented, we define non-GAAP income from operations and non-GAAP operating margin as GAAP loss from operations and GAAP operating margin, respectively, adjusted to exclude, as applicable, certain expenses as presented in the table below:

	Three Months Ended June 30,
	2020	2019

Reconciliation:	(In thousands)
Loss from operations	$(102,644)	$(93,732)
Non-GAAP adjustments:
Stock-based compensation	79,387	70,740
Amortization of acquired intangibles	20,595	19,248
Acquisition-related expenses	21	1,274
Charitable contributions	3,972	—
Payroll taxes related to stock-based compensation	8,178	3,980
Non-GAAP income from operations	$9,509	$1,510
Non-GAAP operating margin	2%	1%

Results of Operations
The following tables set forth our results of operations for the periods presented and as a percentage of our total revenue for those periods. We have included Twilio SendGrid in our results of operations prospectively after February 1, 2019, the closing date of the acquisition. The period-to-period comparison of our historical results are not necessarily indicative of the results that may be expected in the future.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

Condensed Consolidated Statements of Operations Data:	(In thousands)
Revenue	$400,849	$275,039	$765,717	$508,178
Cost of revenue (1) (2)	191,718	125,024	363,051	232,113
Gross profit	209,131	150,015	402,666	276,065
Operating expenses:
Research and development (1) (2)	120,701	98,783	235,040	176,638
Sales and marketing (1) (2)	129,823	90,421	246,545	162,028
General and administrative (1) (2)	61,251	54,543	116,421	118,719
Total operating expenses	311,775	243,747	598,006	457,385
Loss from operations	(102,644)	(93,732)	(195,340)	(181,320)
Other income (expenses), net	3,015	(880)	1,897	(1,516)
Loss before (provision) benefit for income taxes	(99,629)	(94,612)	(193,443)	(182,836)
(Provision) benefit for income taxes	(294)	2,033	(1,271)	53,754
Net loss attributable to common stockholders	$(99,923)	$(92,579)	$(194,714)	$(129,082)

____________________
(1) Includes stock-based compensation expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

	(In thousands)
Cost of revenue	$2,143	$1,623	$3,980	$3,432
Research and development	39,841	33,701	73,050	59,040
Sales and marketing	23,086	14,564	43,029	26,313
General and administrative	14,317	20,852	28,353	40,279
Total	$79,387	$70,740	$148,412	$129,064
(2) Includes amortization of acquired intangibles as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

	(In thousands)
Cost of revenue	$12,695	$11,857	$25,076	$20,317
Sales and marketing	7,889	7,329	15,753	12,332
General and administrative	11	62	58	215
Total	$20,595	$19,248	$40,887	$32,864

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Condensed Consolidated Statements of Operations, as a percentage of revenue: **
Revenue	100%	100%	100%	100%
Cost of revenue	48	45	47	46
Gross profit	52	55	53	54
Operating expenses:
Research and development	30	36	31	35
Sales and marketing	32	33	32	32
General and administrative	15	20	15	23
Total operating expenses	78	89	78	90
Loss from operations	(26)	(34)	(26)	(36)
Other income (expenses), net	1	*	*	*
Loss before (provision) benefit for income taxes	(25)	(34)	(25)	(36)
(Provision) benefit for income taxes	*	1	*	11
Net loss attributable to common stockholders	(25%)	(34%)	(25%)	(25%)

___________________
* Less than 0.5% of revenue.
** Columns may not add up to 100% due to rounding.

Comparison of the Three Months Ended June 30, 2020 and 2019
Revenue

	Three Months Ended June 30,
	2020	2019	Change

	(Dollars in thousands)
Total Revenue	$400,849	$275,039	$125,810	46%
In the three months ended June 30, 2020, the total revenue increased by $125.8 million, or 46%, compared to the same period last year. This increase was primarily attributable to an increase in the usage of our products, particularly our Programmable Messaging products and Programmable Voice products, and the adoption of additional products by our existing customers. The increase in usage was also attributable to a 24% increase in the number of Active Customer Accounts, from 161,869 as of June 30, 2019, to over 200,000 as of June 30, 2020. These increases were partially offset by pricing decreases that we have implemented over time in the form of lower usage prices, in an effort to increase the reach and scale of our platform. The changes in usage and prices in 2020 were reflected in our Dollar-Based Net Expansion Rate of 132% for the three months ended June 30, 2020.
In the three months ended June 30, 2020, U.S. revenue and international revenue represented $292.1 million, or 73%, and $108.7 million, or 27%, respectively, of total revenue. In the three months ended June 30, 2019, U.S. revenue and international revenue represented $195.0 million, or 71%, and $80.0 million, or 29%, respectively, of total revenue. The increase in international revenue was attributable to the growth in usage of our products, particularly our Programmable Messaging products and Programmable Voice products, by our existing international Active Customer Accounts; and a 25% increase in the number of international Active Customer Accounts driven in part by our focus on expanding our sales to customers outside of the United States.

Cost of Revenue and Gross Margin

	Three Months Ended June 30,
	2020	2019	Change

	(Dollars in thousands)
Cost of revenue	$191,718	$125,024	$66,694	53%
Gross margin	52%	55%
In the three months ended June 30, 2020, cost of revenue increased by $66.7 million, or 53%, compared to the same period last year. The increase in cost of revenue was primarily attributable to a $52.7 million increase in network service providers’ costs and a $6.5 million increase in cloud infrastructure fees, both to support the growth in usage of our products.
In the three months ended June 30, 2020, gross margin percentage declined compared to the three months ended June 30, 2019. Changes in product mix and certain operational improvements were largely offset by an increase in network service provider fees in certain geographies.
Operating Expenses

	Three Months Ended June 30,
	2020	2019	Change

	(Dollars in thousands)
Research and development	$120,701	$98,783	$21,918	22%
Sales and marketing	129,823	90,421	39,402	44%
General and administrative	61,251	54,543	6,708	12%
Total operating expenses	$311,775	$243,747	$68,028	28%
In the three months ended June 30, 2020, research and development expenses increased by $21.9 million, or 22%, compared to the same period last year. The increase was primarily attributable to a $22.5 million increase in personnel costs, net of a $5.9 million increase in capitalized software development costs. The increase was largely the result of a 35% average increase in our research and development headcount, as we continued to focus on enhancing our existing products, introducing new products as well as enhancing product management and other technical functions. The increase was also due to a $3.1 million increase in our cloud infrastructure fees related to staging and development of our products and a $3.0 million increase in the facilities and depreciation expenses associated with the growth in our headcount.
In the three months ended June 30, 2020, sales and marketing expenses increased by $39.4 million, or 44%, compared to the same period last year. The increase was primarily attributable to a $26.9 million increase in personnel costs, largely as a result of an 54% average increase in sales and marketing headcount, as we continued to expand our sales efforts in the United States and abroad. The increase was also due to a $4.3 million increase in advertising expenses and a $2.1 million increase in facilities and related costs.
In the three months ended June 30, 2020, general and administrative expenses increased by $6.7 million, or 12%, compared to the same period last year. The increase was primarily due to a $4.0 million increase in charitable contributions due to a donation by Twilio.org of shares of our Class A common stock to charity and a $2.3 million increase in our allowance for estimated credit losses that continued to be partially impacted by the COVID-19 environment.

Comparison of the Six Months Ended June 30, 2020 and 2019
Revenue

	Six Months Ended June 30,
	2020	2019	Change

	(Dollars in thousands)
Total Revenue	$765,717	$508,178	$257,539	51%
In the six months ended June 30, 2020, the total revenue increased by $257.5 million, or 51%, compared to the same period last year. This increase was primarily attributable to an increase in the usage of our products, particularly our Programmable Messaging products and Programmable Voice products, and the adoption of additional products by our existing customers. In addition, the current period includes a full six months of revenue from our Twilio SendGrid business, while the prior period included that business only from February 1, 2019, (the acquisition closing date) through June 30, 2019. The increase in usage was also attributable to a 24% increase in the number of Active Customer Accounts, from 161,869 as of June 30, 2019, to over 200,000 as of June 30, 2020. These increases were partially offset by pricing decreases that we have implemented over time in the form of lower usage prices, in an effort to increase the reach and scale of our platform. The changes in usage and prices in 2020 were reflected in our Dollar-Based Net Expansion Rate of 137% for the six months ended June 30, 2020.
In the six months ended June 30, 2020, U.S. revenue and international revenue represented $553.9 million, or 72%, and $211.8 million, or 28%, respectively, of total revenue. In the six months ended June 30, 2019, U.S. revenue and international revenue represented $361.6 million, or 71%, and $146.6 million, or 29%, respectively, of total revenue. The increase in international revenue was attributable to the growth in usage of our products, particularly our Programmable Messaging products and Programmable Voice products, by our existing international Active Customer Accounts; a 25% increase in the number of international Active Customer Accounts driven in part by our focus on expanding our sales to customers outside of the United States; and the revenue contribution from our Twilio SendGrid business after the acquisition closing date.
Cost of Revenue and Gross Margin

	Six Months Ended June 30,
	2020	2019	Change

	(Dollars in thousands)
Cost of revenue	$363,051	$232,113	$130,938	56%
Gross margin	53%	54%
In the six months ended June 30, 2020, cost of revenue increased by $130.9 million, or 56%, compared to the same period last year. The increase in cost of revenue was primarily attributable to a $99.8 million increase in network service providers’ costs and a $11.5 million increase in cloud infrastructure fees, both to support the growth in usage of our products. The increase was also due to a $4.8 million increase in amortization expense related to the intangible assets that we acquired through our various business combinations. The current period includes a full six months of cost of revenue from our Twilio SendGrid business, while the prior period included that business only from February 1, 2019, (the acquisition closing date) through June 30, 2019.
In the six months ended June 30, 2020, gross margin percentage slightly declined compared to the six months ended June 30, 2019. Changes in product mix, which includes the impact of our Twilio SendGrid business, and certain operational improvements were largely offset by an increase in amortization expense related to acquired intangible assets, the impact of an increasing mix of international product usage, and an increase in network service provider fees in certain geographies.

Operating Expenses

	Six Months Ended June 30,
	2020	2019	Change

	(Dollars in thousands)
Research and development	$235,040	$176,638	$58,402	33%
Sales and marketing	246,545	162,028	84,517	52%
General and administrative	116,421	118,719	(2,298)	(2)%
Total operating expenses	$598,006	$457,385	$140,621	31%
The current period includes a full six month of operating expenses from our Twilio SendGrid business, while the prior period included that business only from February 1, 2019 (the acquisition closing date) through June 30, 2019.
In the six months ended June 30, 2020, research and development expenses increased by $58.4 million, or 33%, compared to the same period last year. The increase was primarily attributable to a $54.2 million increase in personnel costs, net of an $11.2 million increase in capitalized software development costs. This increase was largely the result of a 58% average increase in our research and development headcount, as we continued to focus on enhancing our existing products, introducing new products as well as enhancing product management and other technical functions. This increase also reflected the impact of growth in the headcount as a result of the acquisition of our Twilio SendGrid business. The increase was also due to a $6.5 million increase in facilities and depreciation expenses associated with the growth in our headcount and a $6.2 million increase in our cloud infrastructure fees related to staging and development of our products.
In the six months ended June 30, 2020, sales and marketing expenses increased by $84.5 million, or 52%, compared to the same period last year. The increase was primarily attributable to a $56.9 million increase in personnel costs, largely as a result of an 75% average increase in sales and marketing headcount, as we continued to expand our sales efforts in the United States and abroad. The increase also reflected the impact of growth in the headcount as a result of the acquisition of our Twilio SendGrid business. The increase was also due to a $8.0 million increase in advertising expenses, a $6.9 million increase in facilities and related costs and a $3.4 million increase related to the amortization of acquired intangible assets.
In the six months ended June 30, 2020, general and administrative expenses decreased by $2.3 million, or 2%, compared to the same period last year. The decrease was primarily due to a $13.7 million decrease in professional expenses related to our acquisitions of other businesses and an $11.9 million decrease in stock based compensation expense related to certain one-time expenses incurred in 2019 as a result of our business combination with SendGrid. These decreases were partially offset by a $9.7 million increase in personnel costs, exclusive of stock based compensation, largely as a result of a 44% average increase in general and administrative headcount, driven by the organic growth of our business and our acquisition of SendGrid. Additionally, our charitable contributions increased by $6.7 million due to a donation by Twilio.org of shares of our Class A common stock to charity and our allowance for estimated credit losses increased by $6.4 million partially in response to the macroeconomic effects and uncertainty imposed by the COVID-19 environment.
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
Cash Flows
The following table summarizes our cash flows:

	Six Months Ended June 30,
	2020	2019

	(In thousands)
Cash provided by (used in) operating activities	$13,911	$(13,819)
Cash provided by (used in) investing activities	144,765	(961,864)
Cash provided by financing activities	63,289	1,007,122
Net increase in cash, cash equivalents and restricted cash	$221,965	$31,439
Cash Flows from Operating Activities
In the six months ended June 30, 2020, cash provided by operating activities consisted primarily of our net loss of $194.7 million adjusted for non-cash items, including $148.4 million of stock-based compensation expense, $64.8 million of depreciation and amortization expense, $17.8 million of reduction in our operating right-of-use assets, $12.4 million in amortization of debt discount and issuance costs related to our Notes, a $7.1 million increase in the allowance for estimated credit losses and $55.0 million of cumulative changes in operating assets and liabilities. With respect to changes in operating assets and liabilities, accounts receivable and prepaid expenses increased $59.8 million primarily due to the timing of cash receipts from our customers, pre-payments for cloud infrastructure fees and certain operating expenses. Accounts payable and other current liabilities increased $35.9 million primarily due to increases in transaction volumes. Our operating right-of-use liability decreased $16.3 million due to payments made against our operating lease obligations. Our long-term assets increased $19.8 million due to an increase in the sales commissions balances related to the growth of our business.
In the six months ended June 30, 2019, cash used in operating activities consisted primarily of our net loss of $129.1 million adjusted for non-cash items, including $129.1 million of stock-based compensation expense, $53.5 million of tax benefit related to our acquisition of other businesses, $49.6 million of depreciation and amortization expense, $11.7 million amortization of the debt discount and issuance costs related to our Notes, $10.7 million of reduction of our operating right-of-use asset and $31.7 million of cumulative changes in operating assets and liabilities. With respect to changes in operating assets and liabilities, accounts payable and other current liabilities increased $22.3 million primarily due to increases in transaction volumes. Deferred revenue and customer deposits increased $1.9 million due to increases in transaction volumes and timing of customer prepayments. Accounts receivable and prepaid expenses increased $38.2 million primarily due to the timing of cash receipts from certain of our larger customers, pre-payments for cloud infrastructure fees and certain operating expenses.
Cash Flows from Investing Activities
In the six months ended June 30, 2020, cash provided by investing activities was $144.8 million primarily consisting of $177.9 million of maturities and sales of marketable securities and other investments, net of purchases, $17.7 million related to capitalized software development costs and $12.8 million related to purchases of long-lived assets.
In the six months ended June 30, 2019, cash used in investing activities was $961.9 million primarily consisting of $1,090.4 million of purchases of marketable securities, net of maturities and sales, $147.0 million of cash acquired in our business combinations, $10.5 million related to capitalized software development costs and $7.9 million related to purchases of long-lived assets.
Cash Flows from Financing Activities
In the six months ended June 30, 2020, cash provided by financing activities was $63.3 million primarily consisting of $69.9 million proceeds from stock options exercised by our employees and shares issued under our employee stock purchase plan. This was offset by $3.8 million in principal payments on financing leases and $2.8 million related to the value of equity awards withheld to settle tax liabilities.

In the six months ended June 30, 2019, cash provided by financing activities was $1,007.1 million primarily consisting of $979.7 million in net proceeds from our public equity offering and $33.5 million proceeds from stock options exercised by our employees and shares issued under our employee stock purchase plan.
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
There have been no changes to our critical accounting policies as described in our Annual Report on Form 10-K filed with the SEC on March 2, 2020.
Accounting Pronouncements Not Yet Adopted
There were no accounting pronouncements pending adoption as of June 30, 2020.
Off-Balance Sheet Arrangements
We have not entered into any off-balance sheet arrangements and do not have any holdings in variable interest entities.
Contractual Obligations and Other Commitments
Our principal commitments consist of obligations under our Notes, our operating leases for office space and our contractual commitments to our cloud infrastructure and network service providers. In the three and six months ended June 30, 2020, we entered into several non-cancelable vendor agreements with terms up to two years for a total purchase commitment of $6.1 million and $22.9 million, respectively.
Available Information
The following filings are available for download free of charge through our investor relations website after we file them with the Securities and Exchange Commission ("SEC"): Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and our Proxy Statement for our annual meeting of stockholders. Our investor relations website is located at http://investors.twilio.com. The SEC also maintains an Internet website that contains reports, proxy statements and other information about issuers, like us, that file electronically with the SEC. The address of that website is www.sec.gov.
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

Item 3. Quantitative and Qualitative Disclosures about Market Risk
We are exposed to certain market risks in the ordinary course of our business, including sensitivities as follows:
Interest Rate Risk
We had cash and cash equivalents of $475.7 million and marketable securities of $1,427.6 million as of June 30, 2020. Cash and cash equivalents consist of bank deposits and money market funds. Marketable securities consist primarily of U.S. treasury securities and high credit quality corporate debt securities. The cash and cash equivalents and marketable securities are held for working capital purposes. Such interest-earning instruments carry a degree of interest rate risk. To date, fluctuations in interest income have not been significant. The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. Due to the short-term nature of our investments, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. A hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our unaudited condensed consolidated financial statements.
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
Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2020, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
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
PART II - OTHER INFORMATION
Item 1. Legal Proceedings
Refer to Note 11(b) of our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for a description of our current material legal proceedings.
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
The COVID-19 pandemic and efforts to control its spread have significantly curtailed the movement of people, goods and services worldwide, including in most or all of the regions in which we sell our products and services and conduct our business operations. While the duration and severity of the COVID-19 outbreak and the degree of its impact on our business continues to be uncertain and difficult to predict, compliance with social distancing and shelter-in-place measures have impacted our day-to-day operations. Like many other companies, including our customers and prospects, our employees continue to work from home and we have restricted all business travel for the time being. Additionally, in response to the COVID-19 pandemic, we postponed SIGNAL, our annual developer and customer conference, to September 30, 2020, and will be converting it to a virtual event. We have also cancelled or shifted other planned events to virtual-only experiences and we may deem it advisable to similarly alter, postpone or cancel entirely additional customer, employee or industry events in the future.
The continued spread of COVID-19 has had an adverse impact on the business of some of our customers while other customers in certain industries have seen an increase in customer demand. COVID-19 could still have an adverse impact on our and third-party business partners. The continuing crisis could also potentially lead to an ongoing global economic downturn, which could result in constrained supply or reduced customer demand and willingness to enter into or renew contracts with us, any of which could materially and adversely impact our business, results of operations and overall financial performance in future periods. Specifically, we typically enter into multi-year, minimum commitment arrangements with our customers. If customers fail to pay us or reduce their spending with us, we may be adversely affected by an inability to collect amounts due, the cost of enforcing the terms of our contracts, including litigation, or a reduction in revenue. We may also experience impact from delayed sales cycles, including customers and prospective customers delaying contract signing or contract renewals, or reducing budgets or minimum commitments related to the product and services that we offer. In addition, as companies transition to supporting a fully remote workforce and as individuals increasingly utilize voice, video and messaging for their communication needs, there will be increased strain and demand for telecommunications infrastructure, including our voice, video and messaging products. Supporting increased demand will require us to make additional investments to increase network capacity, the availability of which may be limited. For example, if the data centers that we rely on for our cloud infrastructure and the network service providers that we interconnect with are unable to keep up with capacity needs or if governmental or regulatory authorities determine to limit our bandwidth, customers may experience delays, interruptions or outages in service. From time to time, including during the COVID-19 pandemic, our data center suppliers and our network service providers have had some outages which resulted in disruptions to service for some of our customers. In certain jurisdictions, governmental and regulatory authorities had announced that during the COVID-19 pandemic, telecommunications operators' implementation of traffic management measures may be justified to avoid network congestion. Such traffic management measures could result in customers experiencing delays, interruptions or outages in services. Any of these events could harm our reputation, erode customer trust, cause customers to stop using our products, impair our ability to increase revenue from existing customers, impair our ability to grow our customer base, subject us to financial penalties and liabilities under our service level agreements and otherwise harm our business, results of operations and financial condition.
Changes to consumer behavior may also affect customers who use our products and services for confirmations, notifications, and related use cases. For example, in the three months ended June 30, 2020, we continued to experience increased usage of our platform in industries such as healthcare, education, consumer on-demand and retail as well as declines in usage versus pre-COVID-19 levels, with a slight rebound from the previous quarter, from customers in the travel, hospitality and ridesharing industries. It has been and, until the COVID-19 pandemic is contained, will continue to be more difficult for us to forecast usage levels and predict revenue trends.
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
We have experienced substantial growth in our business since inception. For example, our headcount has grown from 2,369 employees on June 30, 2019 to 3,284 employees on June 30, 2020 and have moved to a virtual on-boarding process since the imposition of COVID-19 restrictions on certain business activities. In addition, we are rapidly expanding our international operations. Our international headcount grew from 486 employees as of June 30, 2019 to 924 employees as of June 30, 2020. We expect to continue to expand our international operations in the future. We have also experienced significant growth in the number of customers, usage and amount of data that our platform and associated infrastructure support. This growth has placed and may continue to place significant demands on our corporate culture, operational infrastructure and management.
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
•the impact of COVID-19 on our customers, our pace of hiring and the global economy in general;
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
•changes in laws, industry standards, regulations or regulatory enforcement in the United States or internationally, the General Data Protection Regulation (“GDPR”), the California Consumer Privacy Act of 2018 and other privacy regulations that may be implemented in the future, including the Schrems II decision invalidating the EU-U.S. Privacy Shield, SHAKEN/STIR and other robocalling prevention and anti-spam standards and increased costs associated with such compliance, as well as enhanced Know-Your-Client processes that impact our ability to market, sell or deliver our products;
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
Additionally, global pandemics such as COVID-19 as well as certain large scale events, such as major elections and sporting events, can significantly impact usage levels on our platform, which could cause fluctuations in our results of operations. We expect that significantly increased usage of all communications platforms, including ours, during certain seasonal and one-time events could impact delivery and quality of our products during those events. We also tend to experience increased expenses in connection with the hosting of SIGNAL, our customer and developer conference, which we hosted in the third quarter of 2019 and plan to host annually, including this year on a virtual basis, from September 30 to October 1. Such annual and one-time events may cause fluctuations in our results of operations and may impact both our revenue and operating expenses.

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
The promotion of our brand also requires us to make substantial expenditures, and we anticipate that these expenditures will increase as our market becomes more competitive and as we expand into new markets. To the extent that these activities increase revenue, this revenue still may not be enough to offset the increased expenses we incur. In addition, due to restrictions on travel and in-person meetings as a result of the on-going COVID-19 pandemic, we have postponed SIGNAL, our annual developer and customer conference, to September 30, 2020 and converted it to a virtual event. We have also cancelled or shifted other planned events to virtual-only experiences and may determine to alter, postpone or cancel additional customer, employee or industry events in the future. We have typically relied on marketing and promotional events such as SIGNAL and in-person meetings to facilitate customer sign-ups and generate leads for potential customers and we cannot predict whether virtual marketing events and phone or virtual sales interactions will be as successful as in-person events and meetings or, for how long, or the extent to which the COVID-19 pandemic may continue to constrain our marketing, promotional and sales activities. If we do not successfully maintain and enhance our brand, then our business may not grow, we may see our pricing power reduced relative to competitors and we may lose customers, all of which would adversely affect our business, results of operations and financial condition.
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
We have incurred net losses in each year since our inception, including net losses of $194.7 million, $307.1 million and $121.9 million in the six months ended June 30, 2020 and the years ended December 31, 2019 and 2018, respectively. We had an accumulated deficit of $873.5 million as of June 30, 2020. We expect to continue to expend substantial financial and other resources on, among other things:
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
At times, network service providers have instituted additional fees due to regulatory, competitive or other industry related changes that increase our network costs. For example, in early 2020, a major U.S. mobile carrier introduced a new Application to Person (A2P) SMS service offering that adds a new fee for A2P SMS messages delivered to its subscribers. We expect other U.S. mobile carriers to follow suit. While we have historically responded to these types of fee increases through a combination of further negotiating efforts with our network service providers, absorbing the increased costs or changing our prices to customers, there is no guarantee that we will continue to be able to do so in the future without a material negative impact to our business. In the case of this new A2P SMS fee, we are passing these fees on to our customers who are sending SMS messages to this carrier’s subscribers. This is expected to increase our revenue and cost of revenue, but it is not expected to impact the gross profit dollars received for sending these messages. However, mathematically this would still have a negative impact on our gross margins. Additionally, our ability to respond to any new fees may be constrained if all network service providers in a particular market impose equivalent fee structures, if the magnitude of the fees is disproportionately large when compared to the underlying prices paid by our customers, or if the market conditions limit our ability to increase the price we charge our customers.
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
In the six months ended June 30, 2020 and the years ended December 31, 2019 and 2018, we derived 28%, 29% and 25% of our revenue, respectively, from customer accounts located outside the United States. The future success of our business will depend, in part, on our ability to expand our customer base worldwide. While we have been rapidly expanding our sales efforts internationally, our experience in selling our products outside of the United States is limited. Furthermore, our developer-first business model may not be successful or have the same traction outside the United States. As a result, our investment in marketing our products to these potential customers may not be successful. If we are unable to increase the revenue that we derive from international customers, then our business, results of operations and financial condition may be adversely affected.
We are in the process of expanding our international operations, which exposes us to significant risks.
We are continuing to expand our international operations to increase our revenue from customers outside of the United States as part of our growth strategy. Between June 30, 2019 and June 30, 2020, our international headcount grew from 486 employees to 924 employees. We expect to open additional international offices and hire employees to work at these offices in order to reach new customers and gain access to additional technical talent. Operating in international markets requires significant resources and management attention and will subject us to regulatory, economic and political risks in addition to those we already face in the United States. Because of our limited experience with international operations or with developing and managing sales in international markets, our international expansion efforts may not be successful.
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
We have in the past relied on the EU-U.S. and the Swiss-U.S. Privacy Shield frameworks approved by the European Commission in July 2016 and the Swiss Government in January 2017, respectively, which were designed to allow U.S. corporations to self-certify to the U.S. Department of Commerce and publicly commit to comply with the Privacy Shield requirements to freely import personal data from the EU and Switzerland. However, on July 16, 2020, the European Court of Justice invalidated the EU-U.S. Privacy Shield in connection with what is commonly referred to as the Schrems II case. Further, while the decision upheld an alternative transfer safeguard, Standard Contractual Clauses, the court noted that whether that safeguard is sufficient requires an individualized determination, including whether the required level of data protection is respected in the country to which personal data was exported and that the domestic laws of the U.S. with respect to government access and use of personal data are in conflict with the level of protection of personal data required under EU law. Subsequent interpretive guidance from the European Data Protection Board on July 24, 2020 extended the European Court of Justice’s guidance regarding the use of Standard Contractual Clauses as a transfer safeguard to the use of Binding Corporate Rules, which serve as Twilio's primary mechanism to legitimize data transfers from the European Economic Area to other jurisdictions, including the U.S. Because our primary data processing facilities are in the U.S., we may experience hesitancy, reluctance, or refusal by European or multinational customers to continue to use our services due to the potential risk exposure to such customers as a result of this ruling from the European Court of Justice and subsequent interpretive guidance from the European Data Protection Board. We and our customers are at risk of enforcement actions taken by an EU data protection authority until such point in time that we are able to ensure that all data transfers to us from the European Economic Area are legitimized. In addition, as the United Kingdom transitions out of the EU, we may encounter additional complexity with respect to data privacy and data transfers to and from the U.K. As well, in light of the European Court of Justice ruling, Switzerland may be more likely to reconsider the validity of the Swiss-U.S. Privacy Shield Framework and raise questions regarding transfers of Swiss personal data to the U.S.
Furthermore, outside of the EU, we continue to see increased regulation of data privacy and security, including the adoption of more stringent subject matter specific state laws in the United States. For example, on July 8, 2019, Brazil enacted the General Data Protection Law (Lei Geral de Proteção de Dados Pessoais) (Law No. 13,709/2018) ("LGPD") regulating the processing of personal data, although full implementation and enforcement has been delayed until 2021 due to COVID-19. Also, on June 28, 2018, California enacted the California Consumer Privacy Act ("CCPA"), which took effect on January 1, 2020. The CCPA gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. The CCPA may increase our compliance costs and potential liability. Some observers have noted that the CCPA could mark the beginning of a trend toward more stringent state privacy legislation in the U.S., which could increase our potential liability and adversely affect our business.
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
As a provider of communications products, we are subject to existing or potential Federal Communications Commission (“FCC”) regulations relating to privacy, telecommunications, consumer protection and other requirements. In addition, the extension of telecommunications regulations to our non-interconnected VoIP services could result in additional federal and state regulatory obligations and taxes. We are also in discussions with certain jurisdictions regarding our prior sales and other taxes, if any, that we may owe. In the event any of these jurisdictions disagree with management’s assumptions and analysis, the assessment of our tax exposure could differ materially from management's current estimates, which may increase our costs of doing business and negatively affect the prices our customers pay for our services. If we do not comply with FCC rules and regulations, we could be subject to FCC enforcement actions, fines, loss of licenses and possibly restrictions on our ability to operate or offer certain of our products. Any enforcement action by the FCC, which may be a public process, would hurt our reputation in the industry, could erode customer trust, possibly impair our ability to sell our VoIP products to customers and could adversely affect our business, results of operations and financial condition.

Our products are subject to a number of FCC regulations and laws that are administered by the FCC. Among others, we must comply (in whole or in part) with:
•the Communications Act of 1934, as amended, which regulates communications services and the provision of such services;
•the Telephone Consumer Protection Act, which limits the use of automatic dialing systems for calls and texts, artificial or prerecorded voice messages, and fax machines;
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
In addition, Congress and the FCC are attempting to mitigate the scourge of robocalls by requiring participation in a technical standard called SHAKEN/STIR, which allows voice carriers to authenticate caller ID, prohibiting malicious spoofing.
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
Our international operations are subject to country-specific governmental regulation and related actions that have increased and will continue to increase our costs or impact our products and platform or prevent us from offering or providing our products in certain countries. Moreover, the regulation of communications platform-as-a-service ("CPaaS") companies like us is continuing to evolve internationally and many existing regulations may not fully contemplate the CPaaS business model or how they fit into the communications regulatory framework. As a result, interpretation and enforcement of regulations often involve significant uncertainties. In many countries, including those in the European Union, a number of our products or services are subject to licensing and communications regulatory requirements which increases the level of scrutiny and enforcement by regulators. Future legislative, regulatory or judicial actions impacting CPaaS services could also increase the cost and complexity of compliance and expose us to liability. For example, in some countries, some or all of our services offered are not considered regulated telecommunications business subject to regulations, including but not limited to payment into universal service funds, licensing fees, provision of emergency services, provision of information to support emergency services and number portability, but in other countries the provision of some or all of our services is a regulated telecommunications business. Specifically, the Australian Communications and Media Authority recently issued a formal finding against several companies, including our Company, for failure to upload data into a centralized database for emergency services and, in the future, regulatory authorities in other jurisdictions in which we operate may also determine that we are a telecommunications company subject to similar regulations. Failure to comply with these regulations could result in our Company being issued remedial directions to undertake independent audits and implement effective systems, processes and practices to ensure compliance, significant fines or being prohibited from providing telecommunications services in a jurisdiction.
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
If we are unable to obtain or retain geographical, mobile, regional, local or toll-free numbers, or to effectively process requests to port such numbers in a timely manner due to industry regulations, our business and results of operations may be adversely affected.
Our future success depends in part on our ability to obtain allocations of geographical, mobile, regional, local and toll-free direct inward dialing numbers (“DIDs”) or phone numbers as well as short codes, in the United States and foreign countries at a reasonable cost and without overly burdensome restrictions. Our ability to obtain allocations of, assign and retain DIDs depends on factors outside of our control, such as applicable regulations, the practices of authorities that administer national numbering plans or of network service providers from whom we can provision DIDs, such as offering DIDs with conditional minimum volume call level requirements, the cost of these DIDs and the level of overall competitive demand for new DIDs.
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
We depend upon our IT systems to conduct virtually all of our business operations, ranging from our internal operations and research and development activities to our marketing and sales efforts and communications with our customers and business partners. Individuals or entities may attempt to penetrate our network security, or that of our platform, and to cause harm to our business operations, including by misappropriating our proprietary information or that of our customers, employees and business partners or to cause interruptions of our products and platform. In particular, cyberattacks and other malicious internet-based activity continue to increase in frequency and in magnitude generally, and cloud-based companies have been targeted in the past. In addition to threats from traditional computer hackers, malicious code (such as malware, viruses, worms, and ransomware), employee theft or misuse, password spraying, phishing, credential stuffing, and denial-of-service attacks, we also face threats from sophisticated organized crime, nation-state, and nation-state supported actors who engage in attacks (including advanced persistent threat intrusions) that add to the risk to our systems (including those hosted on AWS or other cloud services), internal networks, our customers’ systems and the information that they store and process. While we devote significant financial and personnel resources to implement and maintain security measures, because the techniques used by such individuals or entities to access, disrupt or sabotage devices, systems and networks change frequently and may not be recognized until launched against a target, we may be required to make further investments over time to protect data and infrastructure as cybersecurity threats develop, evolve and grow more complex over time. We may also be unable to anticipate these techniques, and we may not become aware in a timely manner of such a security breach, which could exacerbate any damage we experience. Additionally, we depend upon our employees and contractors to appropriately handle confidential and sensitive data, including customer data, and to deploy our IT resources in a safe and secure manner that does not expose our network systems to security breaches or the loss of data. We have been and expect to be subject to cybersecurity threats and incidents, including denial-of-service attacks, employee errors or individual attempts to gain unauthorized access to information systems. Any data security incidents, including internal malfeasance or inadvertent disclosures by our employees or a third party's fraudulent inducement of our employees to disclose information, unauthorized access or usage, virus or similar breach or disruption of us or our service providers, such as AWS, could result in loss of confidential information, damage to our reputation, erosion of customer trust, loss of customers, litigation, regulatory investigations, fines, penalties and other liabilities. Accordingly, if our cybersecurity measures or those of AWS or our service providers, fail to protect against unauthorized access, attacks (which may include sophisticated cyberattacks), compromise or the mishandling of data by our employees and contractors, then our reputation, customer trust, business, results of operations and financial condition could be adversely affected. While we maintain errors, omissions, and cyber liability insurance policies covering certain security and privacy damages, we cannot be certain that our existing insurance coverage will continue to be available on acceptable terms or will be available, and in sufficient amounts, to cover the potentially significant losses that may result from a security incident or breach or that the insurer will not deny coverage as to any future claim.
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
In the six months ended June 30, 2020 and the years ended December 31, 2019 and 2018, our 10 largest Active Customer Accounts generated an aggregate of 15%, 13% and 18% of our revenue, respectively. A significant portion of our revenue comes from WhatsApp. In the six months ended June 30, 2020 and the years ended December 31, 2019 and 2018, WhatsApp accounted for 7%, 5% and 7% of our revenue, respectively. WhatsApp does not have a long-term contract with us and may reduce or fully terminate their usage of our products at any time without notice, penalty or termination charges. In addition, the usage of our products by WhatsApp and other customers that do not have long-term contracts with us may change significantly between periods.
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
There is considerable patent and other intellectual property development activity in our industry. Our future success depends, in part, on not infringing the intellectual property rights of others and we may be unaware of the intellectual property rights of others that may cover some or all of our technology. Our competitors or other third parties have claimed and may, in the future, claim that our products or platform and underlying technology are infringing upon their intellectual property rights, and we may be found to be infringing upon such rights. For example, Telesign Corporation (“Telesign”) sued us in 2015 and 2016 alleging that we infringed four U.S. patents: U.S. Patent No. 7,945,034 (“034”), U.S. Patent No. 8,462,920 (“920”), U.S. Patent No. 8,687,038 (“038”), and U.S. Patent No. 9,300,792 (“792”). The patent infringement allegations in the lawsuit relate to our two-factor authentication use case, Authy, and an API tool to find information about a phone number. On October 19, 2018, a United States District Court in the Northern District of California entered judgment in our favor on all asserted claims. Telesign appealed, and the Court of Appeals for the Federal Circuit affirmed the judgment in the Company’s favor on January 9, 2020. The deadline for further appeals has passed and the matter is finally resolved in our favor. We intend to vigorously defend ourselves against such lawsuits and believe we have meritorious defenses to matters in which we are a defendant. During the course of these lawsuits, there may be announcements of the results of hearings and motions and other interim developments related to the litigation. If securities analysts or investors regard these announcements as negative, the trading price of our Class A common stock may decline.
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
Some of our customers rely on email for commercial solicitation. Other private entities often advocate standards of conduct or practice that significantly exceed current legal requirements and classify certain solicitations that comply with current legal requirements as spam. Some of these entities maintain “blacklists” of companies and individuals, and the websites, inbox service providers and IP addresses associated with those entities or individuals that do not adhere to those standards of conduct or practices for commercial solicitations that the blacklisting entity believes are appropriate. If a company’s IP addresses are listed by a blacklisting entity, emails sent from those addresses may be blocked if they are sent to any internet domain or internet address that subscribes to the blacklisting entity’s service or uses its blacklist.
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

Significant judgments and estimates are required in determining our provision for income taxes and other tax liabilities. Our tax expense may be impacted, for example, if tax laws change or are clarified to our detriment or if tax authorities successfully challenge the tax positions that we take, such as, for example, positions relating to the arms-length pricing standards for our intercompany transactions and our sales and use tax positions. In determining the adequacy of income taxes, we assess the likelihood of adverse outcomes that could result if our tax positions were challenged by the Internal Revenue Service (“IRS”), and other tax authorities. Should the IRS or other tax authorities assess additional taxes as a result of examinations, we may be required to record charges to operations that could adversely affect our results of operations and financial condition. We are currently in discussions with certain jurisdictions regarding prior sales taxes that we may owe. We have reserved $28.1 million on our June 30, 2020 balance sheet for these tax payments. The actual exposure could differ materially from our current estimates, and if the actual payments we make to any jurisdiction exceed the accrual in our balance sheet, our results of operations would be harmed. For example, one jurisdiction has assessed us for $38.8 million in taxes, including interest and penalties, which exceeded the $11.5 million we had accrued as of June 30, 2020. We believe this assessment is overstated and have disputed it, paid the full amount as required by law, and are seeking a refund. The payment made in excess of the accrued amount will be reflected as a deposit in our balance sheet in the future periods. If the jurisdiction denies our refund claim, we will challenge the jurisdiction’s denial in court. However, litigation is uncertain and a ruling against us may adversely affect our financial position and results of operation.
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
We have been and may continue to be subject to scrutiny from tax authorities in various jurisdictions and may have additional exposure related to our historical operations. Furthermore, certain jurisdictions in which we do not collect such taxes have in the past and may in the future assert that such taxes are applicable, which could result in tax assessments, penalties and interest, and we may be required to collect such taxes in the future. Such tax assessments, penalties and interest or future requirements may adversely affect our business, the prices at which we are able to offer our services, our results of operations and financial condition.
Effective March 2017, we began collecting certain telecommunications-based taxes from our customers in certain jurisdictions. Since then, we have added more jurisdictions where we collect these taxes and we expect to continue expanding the number of jurisdictions in which we will collect these taxes in the future. We are also in discussions with certain jurisdictions regarding our prior sales and other taxes, if any, that we may owe. In the event any of these jurisdictions disagree with management’s assumptions and analysis, the assessment of our tax exposure could differ materially from management's current estimates. Some customers may question the incremental tax charges and some may seek to negotiate lower pricing from us, which could adversely affect our business, results of operations and financial condition.
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
We review our intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. As of June 30, 2020, we carried a net $2,716.4 million of goodwill and intangible assets. An adverse change in market conditions, particularly if such change has the effect of changing one of our critical assumptions or estimates, could result in a change to the estimation of fair value that could result in an impairment charge to our goodwill or intangible assets. Any such charges may adversely affect our results of operations.
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
Prior to our initial public offering in June 2016, there was no public market for shares of our Class A common stock. On June 23, 2016, we sold shares of our Class A common stock to the public at $15.00 per share. From June 23, 2016, the date that our Class A common stock started trading on the New York Stock Exchange, through June 30, 2020, the trading price of our Class A common stock has ranged from $22.80 per share to $222.38 per share. The trading price of our Class A common stock may continue to fluctuate significantly in response to numerous factors, many of which are beyond our control, including:
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
•changes in laws, industry standards, regulations or regulatory enforcement in the United States or internationally, the General Data Protection Regulation (“GDPR”), the California Consumer Privacy Act of 2018 and other privacy regulations that may be implemented in the future, including the Schrems II decision invalidating the EU-U.S. Privacy Shield, SHAKEN/STIR and other robocalling prevention and anti-spam standards and increased costs associated with such compliance, as well as enhanced Know-Your-Client processes that impact our ability to market, sell or deliver our products;
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
Our Class B common stock has 10 votes per share, and our Class A common stock has one vote per share. As of June 30, 2020, our directors, executive officers and their respective affiliates, held in the aggregate 27.5% of the voting power of our capital stock. Because of the 10-to-one voting ratio between our Class B common stock and Class A common stock, the holders of our Class B common stock collectively will continue to control a majority of the combined voting power of our common stock and therefore be able to control all matters submitted to our stockholders for approval until the earlier of (i) June 28, 2023, or (ii) the date the holders of two-thirds of our Class B common stock elect to convert the Class B common stock to Class A common stock. This concentrated control limits or precludes your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders.
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
•controlling the procedures for the conduct and scheduling of board of directors and stockholder meetings; and
•providing for advance notice procedures that stockholders must comply with in order to nominate candidates to our board of directors or to propose matters to be acted upon at a meeting of stockholders, which may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of us.
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
We have never paid dividends and we do not anticipate declaring any cash dividends to holders of our common stock in the foreseeable future. Consequently, investors may need to rely on sales of their Class A common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investment. Investors seeking cash dividends should not purchase our Class A common stock.

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
In the event the conditional conversion feature of the Notes is triggered, holders of the Notes will be entitled to convert the Notes at any time during specified periods at their option. This conditional conversion feature was triggered during the three months ended June 30, 2020, as the last reported sale price of our Class A common stock was more than or equal to 130% of the conversion price for at least 20 trading days (whether or not consecutive) in the period of 30 consecutive trading days ending on June 30, 2020 (the last trading day of the calendar quarter), and therefore the Notes are currently convertible, in whole or in part, at the option of the holders between July 1, 2020 through September 30, 2020. Whether the Notes will be convertible following such period will depend on the continued satisfaction of this condition or another conversion condition in the future. If one or more holders elect to convert their Notes during a period in which the Notes are convertible, unless we elect to satisfy our conversion obligation by delivering solely shares of our Class A common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their Notes, under certain circumstances, such as a fundamental change or default, as described in the indenture, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.
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
None
Item 5. Other Information
On July 31, 2020, the Company’s Board of Directors adopted the Second Amended and Restated Bylaws of Twilio Inc. to effect the following changes:

•Article II, Section 2.4 (Advance Notice Provisions):

◦Section 2.4(i)(b): Amended the process regarding advance notice of stockholder business

◦Section 2.4(ii)(b): Amended the process for advance notice of director nominations by stockholders at annual meeting

◦Section 2.4(iii): Amended the process for advance notice of director nominations by stockholders at special meetings

◦Section 2.4(iv): Added subsections (b) and (c) regarding other requirements and rights

•Article II, Section 2.6 (Adjourned Meeting; Notice): Amended language regarding the requirement for a quorum

•Article II, Section 2.7 (Quorum): Clarified language regarding quorum at an adjourned meeting

•Article VI, Section 6.1 (Stock Certificate; Partly Paid Shares): Amended signature requirements for company stock certificate from specific officers to two authorized officers

•Article VIII (Forum for Certain Actions): Amended forum provision for certain state and federal actions

•Other minor administrative corrections, including conforming changes in certain defined terms

The foregoing summary and description of the provisions of the Second Amended and Restated Bylaws does not purport to be complete and is qualified in its entirety by reference to the full text of the Second Amended and Restated Bylaws, a copy of which is filed as Exhibit 3.1 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.

Item 6. Exhibits
The documents listed in the Exhibit Index of this Quarterly Report on Form 10-Q are incorporated by reference or are filed with this Quarterly Report on Form 10-Q, in each case as indicated therein.
EXHIBIT INDEX

Exhibit Number
	Description	Filing Date
3.1	Second Amended and Restated Bylaws of Twilio Inc.	Filed herewith

31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1 *	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

104	Cover Page with Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101).
________________________________________

*	The certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Twilio Inc.

August 4, 2020	/s/ JEFFREY LAWSON
Jeffrey Lawson Chief Executive Officer (Principal Executive Officer)

August 4, 2020	/s/ KHOZEMA SHIPCHANDLER
Khozema Shipchandler Chief Financial Officer (Principal Accounting and Financial Officer)