Form 10-Q
period 2020-09-30
TWILIO INC
filed 2020-10-29
CIK 1447669

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________
FORM 10-Q
_____________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934

For the quarterly period ended September 30, 2020

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

As of October 23, 2020, 140,261,650 shares of the registrant’s Class A common stock and 10,697,598 shares of registrant’s Class B common stock were outstanding.
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

TWILIO INC.
Quarterly Report on Form 10-Q
For the Three Months Ended September 30, 2020

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
•our ability to comply with modified or new industry standards, laws and regulations applying to our business, including the General Data Protection Regulation (“GDPR”), the Schrems II decision invalidating the EU-US Privacy Shield, the California Consumer Privacy Act of 2018 and other privacy regulations that may be implemented in the future, and Signature-based Handling of Asserted Information Using toKENs ("SHAKEN") and Secure Telephone Identity Revisited ("STIR") standards (together, "SHAKEN/STIR") and other robocalling prevention and anti-spam standards and increased costs associated with such compliance;
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
•our expectations about the impact of natural disasters and public health epidemics, such as the coronavirus on our business, results of operations, financial condition and on our customers, employees, vendors and partners; and
•our ability to successfully integrate and realize the benefits of our past or future strategic acquisitions or investments, including our proposed acquisition of Segment.io, Inc ("Segment").
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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
TWILIO INC.
Condensed Consolidated Balance Sheets
(Unaudited)

	As of	As of
	September 30,	December 31,
	2020	2019

	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$1,127,102	$253,660
Short-term marketable securities	2,171,602	1,599,033
Accounts receivable, net	203,835	154,067
Prepaid expenses and other current assets	66,481	54,571
Total current assets	3,569,020	2,061,331
Restricted cash	—	75
Property and equipment, net	173,279	141,256
Operating right-of-use asset	192,728	156,741
Intangible assets, net	404,422	460,849
Goodwill	2,291,616	2,296,784
Other long-term assets	92,637	33,480
Total assets	$6,723,702	$5,150,516
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$39,880	$39,099
Accrued expenses and other current liabilities	205,822	147,681
Deferred revenue and customer deposits	33,916	26,362
Operating lease liability, current	37,867	27,156
Finance lease liability, current	8,862	6,924
Total current liabilities	326,347	247,222
Operating lease liability, noncurrent	166,399	139,200
Finance lease liability, noncurrent	16,034	8,746
Convertible senior notes, net	432,697	458,190
Other long-term liabilities	19,957	17,747
Total liabilities	961,434	871,105
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock	—	—
Class A and Class B common stock	150	138
Additional paid-in capital	6,741,973	4,952,999
Accumulated other comprehensive income	10,585	5,086
Accumulated deficit	(990,440)	(678,812)
Total stockholders’ equity	5,762,268	4,279,411
Total liabilities and stockholders’ equity	$6,723,702	$5,150,516

See accompanying notes to condensed consolidated financial statements.

TWILIO INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

	(In thousands, except share and per share amounts)
Revenue	$447,969	$295,066	$1,213,686	$803,244
Cost of revenue	217,095	136,904	580,146	369,017
Gross profit	230,874	158,162	633,540	434,227
Operating expenses:
Research and development	136,652	104,481	371,692	281,119
Sales and marketing	140,875	100,657	387,420	262,685
General and administrative	65,617	47,690	182,038	166,409
Total operating expenses	343,144	252,828	941,150	710,213
Loss from operations	(112,270)	(94,666)	(307,610)	(275,986)
Other (expenses) income, net	(3,996)	4,377	(2,099)	2,861
Loss before (provision) benefit for income taxes	(116,266)	(90,289)	(309,709)	(273,125)
(Provision) benefit for income taxes	(648)	2,555	(1,919)	56,309
Net loss attributable to common stockholders	$(116,914)	$(87,734)	$(311,628)	$(216,816)
Net loss per share attributable to common stockholders, basic and diluted	$(0.79)	$(0.64)	$(2.18)	$(1.70)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	147,501,075	136,400,739	142,832,021	127,506,529

See accompanying notes to condensed consolidated financial statements.

TWILIO INC.
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

	(In thousands)
Net loss	$(116,914)	$(87,734)	$(311,628)	$(216,816)
Other comprehensive income:
Net unrealized (loss) gain on marketable securities	(3,021)	1,275	5,499	3,296
Comprehensive loss attributable to common stockholders	$(119,935)	$(86,459)	$(306,129)	$(213,520)

See accompanying notes to condensed consolidated financial statements.

TWILIO INC.
Condensed Consolidated Statements of Stockholders' Equity
(Unaudited)

	Common Stock Class A		Common Stock Class B		Additional Paid In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount

	(In thousands, except share amounts)
Balance as of December 31, 2019	126,882,172	$124	11,530,627	$14	$4,952,999	$5,086	$(678,812)	$4,279,411
Net loss	—	—	—	—	—	—	(94,791)	(94,791)
Exercises of stock options	243,029	—	426,001	—	8,231	—	—	8,231
Vesting of restricted stock units	849,763	1	23,107	—	—	—	—	1
Value of equity awards withheld for tax liability	(8,726)	—	(4,692)	—	(1,674)	—	—	(1,674)
Conversion of shares of Class B common stock into shares of Class A	618,103	1	(618,103)	(1)	—	—	—	—
Donated common stock	22,102	—	—	—	2,701	—	—	2,701
Net unrealized loss on available-for-sale securities	—	—	—	—	—	(9,375)	—	(9,375)
Stock-based compensation	—	—	—	—	72,021	—	—	72,021
Balance as of March 31, 2020	128,606,443	$126	11,356,940	$13	$5,034,278	$(4,289)	$(773,603)	$4,256,525
Net loss	—	—	—	—	—	—	(99,923)	(99,923)
Exercises of stock options	1,590,891	2	459,010	—	45,230	—	—	45,232
Vesting of restricted stock units	807,270	1	4,212	—	—	—	—	1
Value of equity awards withheld for tax liability	(6,018)	—	—	—	(1,144)	—	—	(1,144)
Conversion of shares of Class B common stock into shares of Class A	983,005	1	(983,005)	(1)	—	—	—	—
Shares issued under ESPP	190,642	—	—	—	16,473	—	—	16,473
Donated common stock	22,102	—	—	—	3,972	—	—	3,972
Net unrealized gain on available-for-sale securities	—	—	—	—	—	17,895	—	17,895
Stock-based compensation	—	—	—	—	82,559	—	—	82,559
Balance as of June 30, 2020	132,194,335	$130	10,837,157	$12	$5,181,368	$13,606	$(873,526)	$4,321,590
Net loss	—	—	—	—	—	—	(116,914)	(116,914)
Issuance of common stock in connection with a public offering, net of underwriting discounts	5,819,838	6	—	—	1,408,744	—	—	1,408,750
Costs related to the public offering	—	—	—	—	(541)	—	—	(541)
Exercises of stock options	218,555	—	173,199	—	9,221	—	—	9,221
Vesting of restricted stock units	926,032	1	1,688	—	—	—	—	1
Value of equity awards withheld for tax liability	(5,870)	—	—	—	(1,409)	—	—	(1,409)
Conversion of shares of Class B common stock into shares of Class A	282,780	—	(282,780)	—	—	—	—	—
Equity component from partial settlement of 2023 convertible senior notes	715,819	1	—	—	46,154	—	—	46,155
Donated common stock	22,102	—	—	—	5,757	—	—	5,757
Net unrealized loss on available-for-sale securities	—	—	—	—	—	(3,021)	—	(3,021)
Stock-based compensation	—	—	—	—	92,679	—	—	92,679
Balance as of September 30, 2020	140,173,591	$138	10,729,264	$12	$6,741,973	$10,585	$(990,440)	$5,762,268

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

TWILIO INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES:	(In thousands)
Net loss	$(311,628)	$(216,816)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	98,070	79,295
Non-cash reduction to the right-of-use asset	27,240	16,732
Net amortization of investment premium and discount	2,909	(4,163)
Amortization of debt discount and issuance costs	18,432	17,689
Stock-based compensation	237,822	197,332
Amortization of deferred commissions	8,556	2,875
Tax benefit related to release of valuation allowance	(716)	(55,999)
Allowance for credit losses	8,417	1,380
Value of donated common stock	12,430	—
Other adjustments	3,013	(274)
Changes in operating assets and liabilities:
Accounts receivable	(58,340)	(27,619)
Prepaid expenses and other current assets	(8,733)	(20,743)
Other long-term assets	(64,777)	(10,756)
Accounts payable	86	4,333
Accrued expenses and other current liabilities	59,594	33,826
Deferred revenue and customer deposits	7,799	3,043
Operating lease liabilities	(25,161)	(15,397)
Long-term liabilities	2,740	(2,714)
Net cash provided by operating activities	17,753	2,024
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions, net of cash acquired, and other related payments	(2,786)	146,957
Purchases of marketable securities and other investments	(1,465,158)	(1,769,125)
Proceeds from sales and maturities of marketable securities	892,365	475,260
Capitalized software development costs	(26,114)	(16,809)
Purchases of long-lived and intangible assets	(19,252)	(18,994)
Net cash used in investing activities	(620,945)	(1,182,711)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from a public offering, net of underwriting discount and issuance costs	1,408,317	979,150
Principal payments on debt and finance leases	(6,688)	(9,327)
Proceeds from exercises of stock options and shares issued under ESPP	79,157	40,354
Value of equity awards withheld for tax liabilities	(4,227)	(4,148)
Net cash provided by financing activities	1,476,559	1,006,029
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	873,367	(174,658)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—Beginning of period	253,735	505,334
CASH, CASH EQUIVALENTS AND RESTRICTED CASH —End of period	$1,127,102	$330,676
Cash paid for income taxes, net	$1,962	$509
Cash paid for interest	$1,290	$1,406
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Value of common stock issued and stock awards assumed in acquisition	$—	$2,841,452
Value of common stock issued to settle convertible senior notes	$171,840	$—
Purchases of property, equipment and intangible assets, accrued but not paid	$1,261	$1,478
Finance lease right-of-use assets assumed in a business combination	$—	$14,173
Purchases of property and equipment through finance leases	$15,047	$3,141
Acquisition holdback	$—	$4,230
Stock-based compensation capitalized in software development costs	$10,711	$5,711

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
The Company’s headquarters are located in San Francisco, California, and the Company has subsidiaries in Australia, Bermuda, Brazil, Canada, Colombia, Czech Republic, Estonia, France, Germany, Hong Kong, India, Ireland, Japan, the Netherlands, Singapore, Spain, Sweden, the United Kingdom and the United States.
2. Summary of Significant Accounting Policies
(a)Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K filed with the SEC on March 2, 2020 (“Annual Report”).
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
The Company sells its services to a wide variety of customers. If the financial condition or results of operations of any significant customers deteriorates substantially, operating results could be adversely affected. To reduce credit risk, management performs credit evaluations of the financial condition of significant customers. The Company does not require collateral from its credit customers and maintains reserves for estimated credit losses on customer accounts when considered necessary. Actual credit losses may differ from the Company’s estimates. During the three and nine months ended September 30, 2020 and 2019, no customer organization accounted for more than 10% of the Company’s total revenue.
As of September 30, 2020, and December 31, 2019, no customer organization represented more than 10% of the Company’s gross accounts receivable.
(e)Significant Accounting Policies
There have been no changes to the Company's significant accounting policies as described in its Annual Report.
(f)Recently Issued Accounting Guidance, Not yet Adopted
In August 2020, the FASB issued ASU 2020-06, "Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40)," which removes certain separation models for convertible debt instruments and convertible preferred stock that require the separation of a convertible debt instrument into a debt component and an equity or derivative component. The ASU also expands disclosure requirements for convertible instruments and simplifies areas of the guidance for diluted earnings-per-share calculations that are impacted by the amendments. The standard is effective for interim and annual periods beginning after December 15, 2021, with early adoption permitted. The Company is evaluating the impact of the adoption of this guidance on its consolidated financial statements.
3. Fair Value Measurements
Financial Assets
The following tables provide the financial assets measured at fair value on a recurring basis:

	Amortized Cost or Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value Hierarchy as of September 30, 2020			Aggregate Fair Value
				Level 1	Level 2	Level 3

Financial Assets:	(In thousands)
Cash and cash equivalents:
Money market funds	$999,502	$—	$—	$999,502	$—	$—	$999,502
Commercial paper	36,005	—	—	—	36,005	—	36,005
Total included in cash and cash equivalents	1,035,507	—	—	999,502	36,005	—	1,035,507
Marketable securities:
U.S. Treasury securities	222,741	704	(5)	223,440	—	—	223,440
Corporate debt securities and commercial paper	1,938,664	10,212	(714)	50,000	1,898,162	—	1,948,162
Total marketable securities	2,161,405	10,916	(719)	273,440	1,898,162	—	2,171,602
Strategic investments	8,126	—	—	—	—	8,126	8,126
Total financial assets	$3,205,038	$10,916	$(719)	$1,272,942	$1,934,167	$8,126	$3,215,235

	Amortized Cost or Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value Hierarchy as of December 31, 2019			Aggregate Fair Value
				Level 1	Level 2	Level 3

Financial Assets:	(In thousands)
Cash and cash equivalents:
Money market funds	$153,252	$—	$—	$153,252	$—	$—	$153,252
Reverse repurchase agreements	35,800	—	—	—	35,800	—	35,800
Total included in cash and cash equivalents	189,052	—	—	153,252	35,800	—	189,052
Marketable securities:
U.S. Treasury securities	215,847	241	(3)	216,085	—	—	216,085
Corporate debt securities and commercial paper	1,378,487	4,516	(55)	5,000	1,377,948	—	1,382,948
Total marketable securities	1,594,334	4,757	(58)	221,085	1,377,948	—	1,599,033
Strategic investments	5,500	—	—	—	—	5,500	5,500
Total financial assets	$1,788,886	$4,757	$(58)	$374,337	$1,413,748	$5,500	$1,793,585

    The Company's primary objective when investing excess cash is preservation of capital, hence the Company's marketable securities consist primarily of US Treasury securities, high credit quality corporate debt securities and commercial paper. As the Company views its marketable securities as available to support its current operations, it has classified all available for sale securities as short-term. As of September 30, 2020, for fixed income securities that were in unrealized loss positions, the Company has determined that (i) it does not have the intent to sell any of these investments, and (ii) it is not more likely than not that it will be required to sell any of these investments before recovery of the entire amortized cost basis. In addition, as of September 30, 2020, the Company anticipates that it will recover the entire amortized cost basis of such fixed income securities before maturity.
The Company regularly reviews the changes to the rating of its debt securities by rating agencies as well as reasonably monitors the surrounding economic conditions to assess the risk of expected credit losses. As of September 30, 2020, the risk of expected credit losses was not significant.
Interest earned on marketable securities was $7.1 million and $23.7 million in the three and nine months ended September 30, 2020, respectively, and $7.7 million and $11.8 million in the three and nine months ended September 30, 2019, respectively. The interest is recorded as other (expenses) income, net, in the accompanying condensed consolidated statements of operations.
The following table summarizes the contractual maturities of marketable securities:

	As of September 30, 2020		As of December 31, 2019
	Amortized Cost	Aggregate Fair Value	Amortized Cost	Aggregate Fair Value

Financial Assets:	(In thousands)
Less than one year	$1,182,375	$1,186,724	$859,996	$861,181
One to three years	979,030	984,878	734,338	737,852
Total	$2,161,405	$2,171,602	$1,594,334	$1,599,033

Strategic Investments
The Company holds strategic investments with a fair value of $8.1 million in equity securities of privately held companies in which the Company does not have a controlling interest or significant influence. These securities are recorded as other long-term assets in the accompanying condensed consolidated balance sheets. The Company classifies its strategic investments as Level 3 within the fair value hierarchy based on the nature of inputs and judgment involved in the valuation process.

Financial Liabilities
As of September 30, 2020, and December 31, 2019, the fair value of the 0.25% convertible senior notes due 2023 (the “Notes”), as further described in Note 8, was approximately $1,731.3 million and $841.3 million, respectively. The fair value of the Notes is determined based on the closing price on the last trading day of the reporting period and is classified as a Level 2 security within the fair value hierarchy.
4. Property and Equipment
Property and equipment consisted of the following:

	As of	As of
	September 30,	December 31,
	2020	2019

	(In thousands)
Capitalized internal-use software development costs	$134,825	$100,155
Data center equipment (1)	37,255	22,009
Leasehold improvements	66,144	55,886
Office equipment	31,414	25,083
Furniture and fixtures (1)	10,602	10,095
Software	9,910	9,176
Total property and equipment	290,150	222,404
Less: accumulated depreciation and amortization	(116,871)	(81,148)
Total property and equipment, net	$173,279	$141,256

____________________
(1) Data center equipment and furniture and fixtures contain assets under finance leases. See Note 5 for further detail.
The Company capitalized $12.2 million and $36.8 million in internal-use software development costs in the three and nine months ended September 30, 2020, respectively, and $8.8 million and $22.5 million in the three and nine months ended September 30, 2019, respectively. Of this amount, stock-based compensation was $3.7 million and $10.7 million in the three and nine months ended September 30, 2020, respectively, and $2.5 million and $5.7 million in the three and nine months ended September 30, 2019, respectively. Amortization of capitalized software development costs was $4.4 million and $13.4 million in the three and nine months ended September 30, 2020, respectively, and $4.4 million and $12.5 million in the three and nine months ended September 30, 2019, respectively.
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

As of September 30, 2020, the Company had 20 leased properties with remaining lease terms from less than one year to nine years, some of which include options to extend the leases for up to 5.0 years.
The components of the lease expense recorded in the accompanying condensed consolidated statements of operations were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

	(In thousands)
Operating lease cost	$12,127	$8,336	$35,048	$23,782
Finance lease cost:
Amortization of assets	2,384	1,610	6,118	4,299
Interest on lease liabilities	212	175	604	512
Short-term lease cost	1,195	1,748	3,698	5,088
Variable lease cost	2,066	1,002	5,246	2,569
Total net lease cost	$17,984	$12,871	$50,714	$36,250

    Supplemental balance sheet information related to leases was as follows:

		As of	As of
		September 30,	December 31,
Leases	Classification	2020	2019

Assets:		(In thousands)
Operating lease assets	Operating right-of-use asset, net of accumulated amortization (1)	$192,728	$156,741
Finance lease assets	Property and equipment, net of accumulated depreciation (2)	23,631	14,770
Total leased assets		$216,359	$171,511

Liabilities:
Current
Operating	Operating lease liability, current	$37,867	$27,156
Finance	Financing lease liability, current	8,862	6,924
Noncurrent
Operating	Operating lease liability, noncurrent	166,399	139,200
Finance	Finance lease liability, noncurrent	16,034	8,746
Total lease liabilities		$229,162	$182,026
____________________
(1) Operating lease assets are recorded net of accumulated amortization of $49.6 million and $23.2 million as of September 30, 2020 and December 31, 2019, respectively.
(2) Finance lease assets are recorded net of accumulated depreciation of $12.1 million and $6.0 million as of September 30, 2020 and December 31, 2019, respectively.
Supplemental cash flow and other information related to leases was as follows:

	Nine Months Ended September 30,
	2020	2019

Cash paid for amounts included in the measurement of lease liabilities:	(In thousands)
Operating cash flows used in operating leases	$34,124	$20,316
Operating cash flows used in finance leases (interest)	$604	$491
Financing cash flows used in finance leases	$5,721	$3,927

Maturities of lease liabilities were as follows:

	As of September 30, 2020
	Operating Leases	Finance Leases

Year ended December 31,	(In thousands)
2020 (remaining three months)	$11,638	$2,902
2021	47,644	8,565
2022	46,478	6,242
2023	37,884	5,495
2024	33,791	2,639
Thereafter	59,892	835
Total lease payments	237,327	26,678
Less: imputed interest	(33,061)	(1,782)
Total lease obligations	204,266	24,896
Less: current obligations	(37,867)	(8,862)
Long-term lease obligations	$166,399	$16,034

    Supplemental information related to the remaining lease term and discount rate was as follows:

	As of September 30, 2020
	Operating Leases	Finance Leases
Weighted average remaining lease term (in years):	5.6	3.4
Weighted average discount rate:	5.3%	4.1%

    As of September 30, 2020, the Company had an additional operating lease obligation totaling $8.2 million related to a lease that will commence in the fourth quarter of 2020 with a lease term of 7.1 years. The Company also had an additional finance lease obligation of $4.1 million related to a lease that will commence in the fourth quarter of 2020 with a lease term of 4.0 years.
6. Intangible Assets
Intangible assets consisted of the following:

	As of September 30, 2020
	Gross	Accumulated Amortization	Net

Amortizable intangible assets:	(In thousands)
Developed technology	$334,599	$(91,768)	$242,831
Customer relationships	185,594	(47,120)	138,474
Supplier relationships	4,356	(2,692)	1,664
Trade names	20,060	(6,727)	13,333
Patent	3,247	(342)	2,905
Total amortizable intangible assets	547,856	(148,649)	399,207
Non-amortizable intangible assets:
Telecommunication licenses	4,920	—	4,920
Trademarks and other	295	—	295
Total	$553,071	$(148,649)	$404,422

	As of December 31, 2019
	Gross	Accumulated Amortization	Net

Amortizable intangible assets:	(In thousands)
Developed technology	$333,980	$(55,390)	$278,590
Customer relationships	182,339	(26,347)	155,992
Supplier relationships	4,356	(1,532)	2,824
Trade name	20,060	(3,727)	16,333
Patent	2,707	(262)	2,445
Total amortizable intangible assets	543,442	(87,258)	456,184
Non-amortizable intangible assets:
Telecommunication licenses	4,370	—	4,370
Trademarks and other	295	—	295
Total	$548,107	$(87,258)	$460,849

    Amortization expense was $20.4 million and $61.3 million for the three and nine months ended September 30, 2020, respectively, and $20.0 million and $52.9 million for the three and nine months ended September 30, 2019, respectively.
Total estimated future amortization expense is as follows:

As of
September 30,
2020

Year Ended December 31,	(In thousands)
2020 (remaining three months)	$19,919
2021	80,492
2022	77,877
2023	74,595
2024	69,316
Thereafter	77,008
Total	$399,207

7. Accrued Expenses and Other Liabilities
Accrued expenses and other current liabilities consisted of the following:

	As of	As of
	September 30,	December 31,
	2020	2019

	(In thousands)
Accrued payroll and related	$35,411	$20,462
Accrued bonus and commission	18,218	12,898
ESPP contributions	12,223	4,023
Accrued cost of revenue	70,910	47,563
Sales and other taxes payable	33,621	34,652
Acquisition holdback	4,061	6,520
Accrued other expense	31,378	21,563
Total accrued expenses and other current liabilities	$205,822	$147,681

Other long-term liabilities consisted of the following:

	As of	As of
	September 30,	December 31,
	2020	2019

	(In thousands)
Tax liabilities	$9,017	$9,268
Accrued other expenses	10,940	8,479
Total other long-term liabilities	$19,957	$17,747

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
Prior to the close of business on the business day immediately preceding March 1, 2023, the Notes may be convertible at the option of the holders only under the following circumstances:
(1)during any calendar quarter commencing after September 30, 2018, and only during such calendar quarter, if             the last reported sale price of the Class A common stock for at least 20 trading days (whether or not consecutive) in a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is more than or equal to 130% of the conversion price on each applicable trading day;
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

During the three months ended September 30, 2020, the conditional conversion feature of the Notes was triggered as the last reported sale price of the Company's Class A common stock was more than or equal to 130% of the conversion price for at least 20 trading days (whether or not consecutive) in the period of 30 consecutive trading days ending on September 30, 2020 (the last trading day of the calendar quarter), and therefore the Notes are currently convertible, in whole or in part, at the option of the holders between October 1, 2020 through December 31, 2020. Whether the Notes will be convertible following such period will depend on the continued satisfaction of this condition or another conversion condition in the future.
The Company continues to classify the Notes as a long-term liability in its condensed consolidated balance sheet as of September 30, 2020, based on contractual settlement provisions. The Company may redeem the Notes, in whole or in part, at its option, on or after June 1, 2021 but before the 35th scheduled trading day before the maturity date, at a cash redemption price equal to 100% of the principal amount of the Notes to be redeemed, plus accrued and unpaid interest, if any, if the last reported sale price of the Class A common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading days ending on, and including, the trading day immediately before the date the redemption notices were sent; and the trading day immediately before such notices were sent.
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
During the three months ended September 30, 2020, the Company settled $51.0 million aggregate principal amount of the Notes by issuing 715,819 shares of its Class A common stock and $0.9 million of cash. Of the $172.8 million total value of these transactions, $125.7 million and $47.1 million were allocated to the equity and liability components, respectively, utilizing an effective interest rate to determine the fair value of the liability component. The selected interest rate reflects the Company's incremental borrowing rate, adjusted for the Company's credit standing on nonconvertible debt with similar maturity. The extinguishment of these Notes resulted in a $3.2 million loss that is included in the other (expenses) income, net, in the accompanying condensed consolidated statement of operations.

The net carrying amount of the liability component of the Notes was as follows:

	As of	As of
	September 30,	December 31,
	2020	2019

	(In thousands)
Principal	$498,988	$549,999
Unamortized discount	(61,130)	(84,647)
Unamortized issuance costs	(5,161)	(7,162)
Net carrying amount	$432,697	$458,190

    The net carrying amount of the equity component of the Notes was as follows:

	As of	As of
	September 30,	December 31,
	2020	2019

	(In thousands)
Proceeds allocated to the conversion options (debt discount)	$108,357	$119,435
Reacquisition of equity component upon conversion	$(114,608)	$—
Issuance costs	(2,819)	(2,819)
Net carrying amount	$(9,070)	$116,616

    The following table sets forth the interest expense recognized related to the Notes:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

	(In thousands)
Contractual interest expense	$312	$344	$1,000	$1,032
Amortization of debt issuance costs	476	471	1,444	1,387
Amortization of debt discount	5,600	5,536	16,988	16,302
Total interest expense related to the Notes	$6,388	$6,351	$19,432	$18,721

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

9. Supplemental Balance Sheet Information
A roll-forward of the Company’s reserves is as follows:
(a)Allowance for doubtful accounts:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

	(In thousands)
Balance, beginning of period	$10,248	$4,773	$6,287	$4,945
Additions	1,312	676	8,472	1,116
Write-offs	(832)	(114)	(4,031)	(726)
Balance, end of period	$10,728	$5,335	$10,728	$5,335

Percentage of revenue	2%	2%	1%	1%

(b)Customer credit reserve:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

	(In thousands)
Balance, beginning of period	$11,531	$3,076	$6,784	$3,015
Additions	12,164	5,861	33,714	11,404
Deductions against reserve	(12,915)	(3,834)	(29,718)	(9,316)
Balance, end of period	$10,780	$5,103	$10,780	$5,103

Percentage of revenue	2%	2%	1%	1%

10. Revenue by Geographic Area
Revenue by geographic area is based on the IP address or the mailing address at the time of registration. The following table sets forth revenue by geographic area:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

Revenue by geographic area:	(In thousands)
United States	$328,056	$210,986	$881,984	$572,537
International	119,913	84,080	331,702	230,707
Total	$447,969	$295,066	$1,213,686	$803,244

Percentage of revenue by geographic area:
United States	73%	72%	73%	71%
International	27%	28%	27%	29%
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
In the three and nine months ended September 30, 2020, the Company entered into several non-cancelable vendor agreements with terms up to three years for a total purchase commitment of $28.1 million and $51.0 million, respectively.
(b)     Legal Matters
On December 1, 2016, the Company filed a patent infringement lawsuit against Telesign Corporation (“Telesign”) in the United States District Court, Northern District of California, alleging infringement of United States Patent No. 8,306,021 (“021”), United States Patent No. 8,837,465 (“465”), United States Patent No. 8,755,376 (“376”), United States Patent No. 8,736,051 (“051”), United States Patent No. 8,737,962 (“962”), United States Patent No. 9,270,833 (“833”), and United States Patent No. 9,226,217 (“217”). Telesign filed a motion to dismiss the complaint on January 25, 2017. In two orders, issued on March 31, 2017 and April 17, 2017, the court granted Telesign’s motion to dismiss with respect to the ‘962, ‘833, ‘051 and ‘217 patents, but denied Telesign’s motion to dismiss as to the ‘021, ‘465 and ‘376 patents. On August 23, 2017, Telesign petitioned the U.S. Patent and Trademark Office (“U.S. PTO”) for inter partes review of the ‘021, ‘465, and ‘376 patents. On March 9, 2018, the U.S. PTO denied Telesign’s petition for inter partes review of the ‘021 patent and granted Telesign’s petitions for inter partes review of the ‘465 and ‘376 patents. On March 6, 2019, the U.S. PTO found all challenged claims of the ‘465 and ‘376 patents unpatentable. The Company appealed the decisions to the United States Court of Appeals for the Federal Circuit who, on June 10, 2020, affirmed the U.S. PTO's rulings. The district court litigation had been stayed pending resolution of the inter partes reviews (and appeals from them). The appeals are now concluded and the district court has reopened the case and set trial on the ’021 Patent for July 2021. The Company is seeking a judgment of infringement, a judgment of willful infringement, monetary and injunctive relief, enhanced damages, and an award of costs and expenses against Telesign.
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

As of September 30, 2020 and December 31, 2019, no amounts were accrued related to any outstanding indemnification agreements.

(d)     Other Taxes
The Company conducts operations in many tax jurisdictions within and outside the United States. In many of these jurisdictions, non-income-based taxes, such as sales, use, telecommunications and other local taxes are assessed on the Company’s operations. Prior to March 2017, the Company had not billed nor collected these taxes from its customers and, in accordance with U.S. GAAP, recorded a provision for its tax exposure in these jurisdictions when it was both probable that a liability had been incurred and the amount of the exposure could be reasonably estimated. These estimates included several key assumptions including, but not limited to, the taxability of the Company’s services, the jurisdictions in which its management believes it had nexus, and the sourcing of revenues to those jurisdictions. Starting in March 2017, the Company began collecting these taxes from customers in certain jurisdictions and since then has expanded to collect taxes in most jurisdictions where the Company operates. The Company is also in discussions with certain jurisdictions regarding its prior sales and other taxes, if any, that it may owe. In the event any of these jurisdictions disagrees with management’s assumptions and analysis, the assessment of the Company's tax exposure could differ materially from management's current estimates. For example, one jurisdiction has assessed the Company for $38.8 million in taxes, including interest and penalties, which exceeded the $11.5 million the Company had accrued for the period covered by this assessment. The Company believes that this assessment is incorrect and has disputed it, paid the full amount as required by law, and is seeking a refund or settlement. The payment made in excess of the accrued amount is reflected as a deposit in the Company's accompanying condensed consolidated balance sheet. If a reasonable settlement cannot be reached in the near future, the Company will challenge the jurisdiction’s assessment in court. However, litigation is uncertain and a ruling against the Company may adversely affect its financial position and results of operation.
As of September 30, 2020 and December 31, 2019, the liability recorded for these taxes was $25.3 million and $27.0 million, respectively.
12. Stockholders’ Equity
Preferred Stock
As of September 30, 2020 and December 31, 2019, the Company had authorized 100,000,000 shares of preferred stock, par value $0.001, of which no shares were issued and outstanding.
Common Stock
As of September 30, 2020 and December 31, 2019, the Company had authorized 1,000,000,000 shares of Class A common stock and 100,000,000 shares of Class B common stock, each par value $0.001 per share. As of September 30, 2020, 140,173,591 shares of Class A common stock and 10,729,264 shares of Class B common stock were issued and outstanding. As of December 31, 2019, 126,882,172 shares of Class A common stock and 11,530,627 shares of Class B common stock were issued and outstanding.
The Company had reserved shares of common stock for issuance as follows:

	As of	As of
	September 30,	December 31,
	2020	2019

Stock options issued and outstanding	4,946,920	7,705,848
Nonvested restricted stock units issued and outstanding	8,026,189	8,490,517
Class A common stock reserved for Twilio.org	729,367	795,673
Stock-based awards available for grant under 2016 Plan	19,275,512	14,957,734
Stock-based awards available for grant under 2016 ESPP	5,042,439	3,848,953
Class A common stock reserved for the convertible senior notes	9,756,346	10,472,165
Total	47,776,773	46,270,890

Public Equity Offering
In August 2020, the Company completed a public equity offering in which it sold 5,819,838 shares of its Class A common stock at a public offering price of $247.00 per share. The Company received total proceeds of $1.4 billion, net of underwriting discounts and offering expenses paid and payable by the Company.
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
In the three months ended September 30, 2020 and 2019, no shares of Class A common stock were purchased under the 2016 ESPP, respectively, and 103,374 shares are expected to be purchased in the fourth quarter of 2020. As of September 30, 2020, total unrecognized compensation cost related to the 2016 ESPP was $1.6 million, which will be amortized over a weighted-average period of 0.1 years.
Stock Options
Stock option activity under the Company's 2008 Plan and 2016 Plan as well as respective Stock Incentive Plans assumed in the SendGrid acquisition was as follows:

	Number of options outstanding	Weighted- average exercise price (Per share)	Weighted- average remaining contractual term (In years)	Aggregate intrinsic value (In thousands)

Outstanding options as of December 31, 2019	7,150,848	$28.79	6.47	$511,971
Granted	599,909	127.74
Exercised	(3,110,685)	20.15
Forfeited and canceled	(248,152)	71.27
Outstanding options as of September 30, 2020	4,391,920	$46.02	6.61	$883,089
Options vested and exercisable as of September 30, 2020	2,678,454	$19.05	5.54	$610,799

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

	(In thousands, except per share amounts)
Aggregate intrinsic value of stock options exercised (1)	$89,808	$67,952	$496,198	$355,776
Total estimated grant date fair value of options vested	$12,090	$20,959	$53,110	$62,657
Weighted-average grant date fair value per share of options granted	$—	$—	$64.06	$58.16
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

	Number of options outstanding	Weighted- average exercise price (Per share)	Weighted- average remaining contractual term (In years)	Aggregate intrinsic value (In thousands)

Outstanding options as of December 31, 2019	555,000	$31.72	4.16	$36,941
Granted	—	—
Exercised	—	—
Forfeited and canceled	—	—
Outstanding options as of September 30, 2020	555,000	$31.72	3.41	$119,530
Options vested and exercisable as of September 30, 2020	508,749	$31.72	3.41	$109,569

As of September 30, 2020, total unrecognized compensation cost related to nonvested stock options was $75.0 million, which will be amortized on a ratable basis over a weighted-average period of 2.2 years.
Restricted Stock Units

	Number of awards outstanding	Weighted- average grant date fair value (Per share)	Aggregate intrinsic value (In thousands)

Nonvested RSUs as of December 31, 2019	8,490,517	$74.21	$830,167
Granted	2,826,569	176.19
Vested	(2,621,821)	70.95
Forfeited and canceled	(669,076)	88.32
Nonvested RSUs as of September 30, 2020	8,026,189	$111.58	$1,979,215
As of September 30, 2020, total unrecognized compensation cost related to nonvested RSUs was $818.6 million, which will be amortized over a weighted-average period of 2.6 years.
Valuation Assumptions
No stock options were granted in the three months ended September 30, 2020 and 2019. The fair value of employee stock options was estimated on the date of grant using the following assumptions in the Black-Scholes option pricing model:

	Nine Months Ended September 30,
Employee Stock Options:	2020	2019

Fair value of common stock	$108.4 - $191.9	$111.3 - $130.7
Expected term (in years)	6.08	0.33 - 6.08
Expected volatility	51.9% - 56.0%	48.3% - 66.5%
Risk-free interest rate	0.4% - 1.4%	2.4% - 2.5%
Dividend rate	—%	—%

	Nine Months Ended September 30,
Employee Stock Purchase Plan:	2020	2019

Expected term (in years)	0.50	0.50
Expected volatility	72.1%	50.3%
Risk-free interest rate	0.2%	2.4%
Dividend rate	—%	—%
The following assumptions were used in the Monte Carlo simulation model to estimate the grant date fair value and the derived service period of the performance options:

Asset volatility	40%
Equity volatility	45%
Discount rate	14%
Stock price at grant date	$31.7

Stock-Based Compensation Expense
The Company recorded the total stock-based compensation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

	(In thousands)
Cost of revenue	$2,237	$1,674	$6,217	$5,106
Research and development	46,294	34,348	119,344	93,388
Sales and marketing	26,573	16,143	69,602	42,456
General and administrative	14,306	16,103	42,659	56,382
Total	$89,410	$68,268	$237,822	$197,332

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
The following table sets forth the calculation of basic and diluted net loss per share attributable to common stockholders during the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

Net loss attributable to common stockholders (in thousands)	$(116,914)	$(87,734)	$(311,628)	$(216,816)
Weighted-average shares used to compute net loss per share attributable to common stockholders, basic and diluted	147,501,075	136,400,739	142,832,021	127,506,529
Net loss per share attributable to common stockholders, basic and diluted	$(0.79)	$(0.64)	$(2.18)	$(1.70)

The following outstanding shares of common stock equivalents were excluded from the calculation of the diluted net loss per share attributable to common stockholders because their effect would have been anti-dilutive:

	As of September 30,
	2020	2019

Stock options issued and outstanding	4,946,920	8,348,766
Nonvested restricted stock units issued and outstanding	8,026,189	8,468,680
Class A common stock reserved for Twilio.org	729,367	776,334
Class A common stock committed under 2016 ESPP	103,374	99,158
Conversion spread (1)	5,013,815	3,515,621
Total	18,819,665	21,208,559
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

15. Income Taxes
The Company recorded an income tax provision of $0.6 million and $1.9 million for the three and nine months ended September 30, 2020, respectively, and an income tax benefit of $2.6 million and $56.3 million for the three and nine months ended September 30, 2019, respectively. The Company continues to maintain a valuation allowance for its U.S. federal and state net deferred tax assets.
The provision for income taxes recorded in the three and nine months ended September 30, 2020, consists primarily of income taxes and withholding taxes in foreign jurisdictions in which the Company conducts business. The Company's U.S. operations have been in a loss position and the Company maintains a full valuation allowance against its U.S. deferred tax assets.
The tax benefit for the three and nine months ended September 30, 2019, was primarily related to a partial release of valuation allowance, of which $49.2 million was directly related to the day one impact from the acquisition of SendGrid. In connection with the SendGrid acquisition, the Company recorded a net deferred tax liability which provides an additional source of taxable income to support the realization of the pre-existing deferred tax assets. As a result, during the three and nine months ended September 30, 2019, the Company released a total of $2.5 million and $55.2 million, respectively, of its U.S. valuation allowance.
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
On June 7, 2019, a three-judge panel from the U.S. Court of Appeals for the Ninth Circuit overturned the U.S. Tax Court's decision in Altera Corp. v. Commissioner and upheld the portion of the Treasury regulations under Section 482 of the Internal Revenue Code that requires related parties in a cost-sharing arrangement to share expenses related to share-based compensation. As a result of this decision, the Company's gross unrecognized tax benefits increased to reflect the impact of including share-based compensation in cost-sharing arrangements. Recognizing the gross unrecognized tax benefits would not affect the Company's effective tax rate as their recognition would be offset by the reversal of the related deferred tax assets, which are subject to a full valuation allowance. On July 22, 2019, the taxpayer in the case filed a petition for a rehearing before the full Ninth Circuit and the request was denied on November 12, 2019. On February 10, 2020, the taxpayer in the case filed a petition to appeal the decision to the Supreme Court and on June 22, 2020 the Supreme Court denied the petition. There is no impact on the Company's effective tax rate for the three and nine months ended September 30, 2020 due to the full valuation allowance against its deferred tax assets. The Company will continue to monitor future developments and their potential effects on its financial statements.

16. Subsequent Events
On October 12, 2020, the Company entered into a definitive agreement to acquire Segment.io, Inc. (“Segment”), a cloud-based customer data platform, pursuant to an Agreement and Plan of Reorganization (the "Merger Agreement").
Upon consummation of the transactions contemplated by the Merger Agreement, all outstanding shares of Segment capital stock, vested restricted stock units, vested stock options and warrants will be cancelled in exchange for an aggregate consideration of $3.2 billion, subject to certain exceptions and adjustments, in the form of shares of Class A common stock of the Company or cash, as provided by the Merger Agreement. The Company will also assume or substitute the unvested stock options and unvested restricted stock units held by employees of Segment who remain or become employees of the Company following the closing.
The proposed transaction is expected to close in the fourth quarter of 2020. The closing of this transaction is subject to certain customary closing conditions and approvals. During the nine months ended September 30, 2020, the Company incurred $0.8 million in expenses related to this transaction.

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
Our business model is primarily focused on reaching and serving the needs of software developers, who we believe are becoming increasingly influential in technology decisions in a wide variety of companies. We call this approach our Business Model for Innovators, which empowers developers by reducing friction and upfront costs, encouraging experimentation, and enabling developers to grow as customers as their ideas succeed. We established and maintain our leadership position by engaging directly with, and cultivating, our developer community, which has led to the rapid adoption of our platform. We reach developers through community events and conferences, including our SIGNAL customer and developer conference, to demonstrate how every developer can create differentiated applications incorporating communications using our products.
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
We have achieved significant growth in recent periods. In the three months ended September 30, 2020 and 2019, our revenue was $448.0 million and $295.1 million, respectively, and our net loss was $116.9 million and $87.7 million, respectively. In the three months ended September 30, 2020 and 2019, our 10 largest Active Customer Accounts generated an aggregate of 14% and 13% of our total revenue, respectively.
Public Equity Offering
In August 2020, we completed a public equity offering in which we sold 5,819,838 shares of our Class A common stock at a public offering price of $247.00 per share. We received total proceeds of $1.4 billion after deducting underwriting discounts and offering expenses paid and payable by us.
Proposed Acquisition of Segment
On October 12, 2020, we entered into a definitive agreement to acquire Segment.io, Inc. (“Segment”) pursuant to an Agreement and Plan of Reorganization (the “Merger Agreement”). Segment is a cloud-based customer data platform.
Upon consummation of the transactions contemplated by the Merger Agreement, all outstanding shares of Segment capital stock, vested restricted stock units, vested stock options and warrants will be cancelled in exchange for an aggregate consideration of $3.2 billion, subject to certain exceptions and adjustments, in the form of shares of our Class A common stock or cash, as provided by the Merger Agreement. We will also assume or substitute the unvested stock options and unvested restricted stock units held by employees of Segment who remain or become our employees following the closing.

The proposed transaction is expected to close in the fourth quarter of 2020. The closing of this transaction is subject to certain customary closing conditions and approvals. During the nine months ended September 30, 2020, we incurred $0.8 million in expenses related to this proposed transaction. If consummated, the acquisition of Segment may have a significant impact on our liquidity, financial condition and results of operations. The following discussion and analysis of our results of operations and our liquidity and capital resources focuses on our existing operations exclusive of the impact of the proposed acquisition of Segment. Any forward-looking statements contained herein do not take into account the impact of such proposed acquisition.
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
The broader implications of COVID-19 on our results of operations and overall financial performance remain uncertain. The COVID-19 pandemic and its adverse effects have become more prevalent in the locations where we, our customers, suppliers or third-party business partners conduct business. In the three months ended September 30, 2020, usage levels from customers in the travel, hospitality and ridesharing industries remained below their pre-COVID-19 levels with a slight rebound from the previous quarter. We also continued to experience increased usage in other areas, including healthcare, education, consumer on-demand, and retail. We acknowledge that there may be additional impacts to the economy and our business as a result of COVID-19. We expect that there may be some volatility in customer demand and buying habits as the pandemic continues, and we may experience constrained supply or curtailed customer demand that could materially and adversely impact our business, results of operations and financial performance in future periods. Specifically, we may experience impact from delayed sales cycles, including customers and prospective customers delaying contract signing or contract renewals, or reducing budgets or minimum commitments related to the products and services that we offer and changes to consumer behavior that may affect customers who use our products and service for confirmations, notifications, and other use cases. While we are continuing our recruiting efforts, it is possible that the pace of our hiring may slow during the COVID-19 pandemic. See the risk factor titled "The global COVID-19 pandemic may adversely impact our business, results of operations and financial performance" in Part II, Item 1A, “Risk Factors” of this Quarterly Report on Form 10-Q for further discussion of the possible impact of the COVID-19 pandemic on our business, financial condition and results of operations.
Key Business Metrics

	Three Months Ended September 30,
	2020	2019
Number of Active Customer Accounts (as of end date of period) (1)	208,000	172,092
Total revenue (in thousands) (1)	$447,969	$295,066
Total Revenue Growth Rate (1)	52%	75%
Dollar-Based Net Expansion Rate (2)	137%	132%
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

Number of Active Customer Accounts. We believe that the number of Active Customer Accounts is an important indicator of the growth of our business, the market acceptance of our platform and future revenue trends. We define an Active Customer Account at the end of any period as an individual account, as identified by a unique account identifier, for which we have recognized at least $5 of revenue in the last month of the period. We believe that use of our platform by customers at or above the $5 per month threshold is a stronger indicator of potential future engagement than trial usage of our platform or usage at levels below $5 per month. In the three months ended September 30, 2020 and 2019, revenue from Active Customer Accounts represented over 99% of total revenue in each period. A single organization may constitute multiple unique Active Customer Accounts if it has multiple account identifiers, each of which is treated as a separate Active Customer Account. Effective December 31, 2019, we round down the number of Active Customer Accounts to the nearest thousand.
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

Key Components of Statements of Operations
Revenue. We derive our revenue primarily from usage-based fees earned from customers using the software products within our Solutions APIs and Channel APIs. These usage-based software products include offerings, such as Programmable Voice, Programmable Messaging and Programmable Video. Some examples of the usage-based fees for which we charge include minutes of call duration activity for our Programmable Voice products, number of text messages sent or received using our Programmable Messaging products and number of authentications for our Account Security products. In the three months ended September 30, 2020 and 2019, we generated 77% and 74% of our revenue, respectively, from usage-based fees. We also earn monthly flat fees from certain fee-based products, such as our Email API, Marketing Campaigns, Flex seats, telephone numbers, short codes and customer support.
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
Our general and administrative expenses include a certain amount of sales and other taxes to which we are subject in the United States and internationally based on the manner we sell and deliver our products. Prior to March 2017, we did not collect sales or other taxes from our customers and recorded such taxes as general and administrative expenses. Effective March 2017, we began collecting most of these taxes from customers in certain jurisdictions and since then we have expanded the number of jurisdictions where we currently collect. We expect that these expenses will gradually decline in future years as we continue to expand the jurisdictions where we collect these taxes from our customers.
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
Non-GAAP Gross Profit and Non-GAAP Gross Margin. For the periods presented, we define non-GAAP gross profit and non-GAAP gross margin as GAAP gross profit and GAAP gross margin, respectively, adjusted to exclude, as applicable, certain expenses as presented in the table below:

	Three Months Ended September 30,
	2020	2019

Reconciliation:	(In thousands)
Gross profit	$230,874	$158,162
Non-GAAP adjustments:
Stock-based compensation	2,237	1,674
Amortization of acquired intangibles	12,540	12,549
Payroll taxes related to stock-based compensation	—	29
Non-GAAP gross profit	$245,651	$172,414
Non-GAAP gross margin	55%	58%

Non-GAAP Operating Expenses. For the periods presented, we define non-GAAP operating expenses (including categories of operating expenses) as GAAP operating expenses (and categories of operating expenses) adjusted to exclude, as applicable, certain expenses as presented in the table below:

	Three Months Ended September 30,
	2020	2019

Reconciliation:	(In thousands)
Operating expenses	$343,144	$252,828
Non-GAAP adjustments:
Stock-based compensation	(87,173)	(66,594)
Amortization of acquired intangibles	(7,886)	(7,443)
Acquisition-related expenses	(791)	(371)
Charitable contributions	(5,757)	—
Payroll taxes related to stock-based compensation	(3,179)	(2,386)
Non-GAAP operating expenses	$238,358	$176,034

Non-GAAP Income from Operations and Non-GAAP Operating Margin. For the periods presented, we define non-GAAP income from operations and non-GAAP operating margin as GAAP loss from operations and GAAP operating margin, respectively, adjusted to exclude, as applicable, certain expenses as presented in the table below:

	Three Months Ended September 30,
	2020	2019

Reconciliation:	(In thousands)
Loss from operations	$(112,270)	$(94,666)
Non-GAAP adjustments:
Stock-based compensation	89,410	68,268
Amortization of acquired intangibles	20,426	19,992
Acquisition-related expenses	791	371
Charitable contributions	5,757	—
Payroll taxes related to stock-based compensation	3,179	2,415
Non-GAAP income (loss) from operations	$7,293	$(3,620)
Non-GAAP operating margin	2%	(1)%

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

Condensed Consolidated Statements of Operations Data:	(In thousands)
Revenue	$447,969	$295,066	$1,213,686	$803,244
Cost of revenue (1) (2)	217,095	136,904	580,146	369,017
Gross profit	230,874	158,162	633,540	434,227
Operating expenses:
Research and development (1) (2)	136,652	104,481	371,692	281,119
Sales and marketing (1) (2)	140,875	100,657	387,420	262,685
General and administrative (1) (2)	65,617	47,690	182,038	166,409
Total operating expenses	343,144	252,828	941,150	710,213
Loss from operations	(112,270)	(94,666)	(307,610)	(275,986)
Other (expenses) income, net	(3,996)	4,377	(2,099)	2,861
Loss before (provision) benefit for income taxes	(116,266)	(90,289)	(309,709)	(273,125)
(Provision) benefit for income taxes	(648)	2,555	(1,919)	56,309
Net loss attributable to common stockholders	$(116,914)	$(87,734)	$(311,628)	$(216,816)

____________________
(1) Includes stock-based compensation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

	(In thousands)
Cost of revenue	$2,237	$1,674	$6,217	$5,106
Research and development	46,294	34,348	119,344	93,388
Sales and marketing	26,573	16,143	69,602	42,456
General and administrative	14,306	16,103	42,659	56,382
Total	$89,410	$68,268	$237,822	$197,332
____________________
(2) Includes amortization of acquired intangibles as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

	(In thousands)
Cost of revenue	$12,540	$12,549	$37,616	$32,866
Sales and marketing	7,876	7,322	23,629	19,654
General and administrative	10	121	68	336
Total	$20,426	$19,992	$61,313	$52,856

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Condensed Consolidated Statements of Operations, as a percentage of revenue: **
Revenue	100%	100%	100%	100%
Cost of revenue	48	46	48	46
Gross profit	52	54	52	54
Operating expenses:
Research and development	31	35	31	35
Sales and marketing	31	34	32	33
General and administrative	15	16	15	21
Total operating expenses	77	86	78	88
Loss from operations	(25)	(32)	(25)	(34)
Other (expenses) income, net	(1)	1	*	*
Loss before (provision) benefit for income taxes	(26)	(31)	(26)	(34)
(Provision) benefit for income taxes	*	1	*	7
Net loss attributable to common stockholders	(26%)	(30%)	(26%)	(27%)

___________________
* Less than 0.5% of revenue.
** Columns may not add up to 100% due to rounding.

Comparison of the Three Months Ended September 30, 2020 and 2019
Revenue

	Three Months Ended September 30,
	2020	2019	Change

	(Dollars in thousands)
Total Revenue	$447,969	$295,066	$152,903	52%
In the three months ended September 30, 2020, the total revenue increased by $152.9 million, or 52%, compared to the same period last year. This increase was primarily attributable to an increase in the usage of our products, particularly our Programmable Messaging products and Programmable Voice products, and the adoption of additional products by our existing customers. The increase in usage was also attributable to an approximately 21% increase in the number of Active Customer Accounts, from 172,092 as of September 30, 2019, to over 208,000 as of September 30, 2020. These increases were partially offset by pricing decreases that we have implemented over time in the form of lower usage prices, in an effort to increase the reach and scale of our platform. The changes in usage and prices in 2020 were reflected in our Dollar-Based Net Expansion Rate of 137% for the three months ended September 30, 2020.
In the three months ended September 30, 2020, U.S. revenue and international revenue represented $328.1 million, or 73%, and $119.9 million, or 27%, respectively, of total revenue. In the three months ended September 30, 2019, U.S. revenue and international revenue represented $211.0 million, or 72%, and $84.1 million, or 28%, respectively, of total revenue. The increase in international revenue was attributable to the growth in usage of our products, particularly our Programmable Messaging products and Programmable Voice products, by our existing international Active Customer Accounts; and a 21% increase in the number of international Active Customer Accounts driven in part by our focus on expanding our sales to customers outside of the United States.

Cost of Revenue and Gross Margin

	Three Months Ended September 30,
	2020	2019	Change

	(Dollars in thousands)
Cost of revenue	$217,095	$136,904	$80,191	59%
Gross margin	52%	54%
In the three months ended September 30, 2020, cost of revenue increased by $80.2 million, or 59%, compared to the same period last year. The increase in cost of revenue was primarily attributable to a $67.9 million increase in network service providers’ costs and a $8.9 million increase in cloud infrastructure fees, both to support the growth in usage of our products.
In the three months ended September 30, 2020, gross margin percentage declined compared to the three months ended September 30, 2019. Changes in product mix and certain operational improvements were largely offset by an increase in network service provider fees in certain geographies.
Operating Expenses

	Three Months Ended September 30,
	2020	2019	Change

	(Dollars in thousands)
Research and development	$136,652	$104,481	$32,171	31%
Sales and marketing	140,875	100,657	40,218	40%
General and administrative	65,617	47,690	17,927	38%
Total operating expenses	$343,144	$252,828	$90,316	36%
In the three months ended September 30, 2020, research and development expenses increased by $32.2 million, or 31%, compared to the same period last year. The increase was primarily attributable to a $26.9 million increase in personnel costs, net of a $3.4 million increase in capitalized software development costs. The increase was largely the result of a 32% average increase in our research and development headcount, as we continued to focus on enhancing our existing products, introducing new products as well as enhancing product management and other technical functions. The increase was also due to a $3.3 million increase in our cloud infrastructure fees related to staging and development of our products.
In the three months ended September 30, 2020, sales and marketing expenses increased by $40.2 million, or 40%, compared to the same period last year. The increase was primarily attributable to a $31.6 million increase in personnel costs, largely as a result of a 48% average increase in sales and marketing headcount, as we continued to expand our sales efforts in the United States and abroad. The increase was also due to a $6.0 million increase in our marketing and advertising expenses in the current period.
In the three months ended September 30, 2020, general and administrative expenses increased by $17.9 million, or 38%, compared to the same period last year. The increase was primarily attributable to a $5.8 million increase in charitable contributions due to a donation by Twilio.org of shares of our Class A common stock, a $2.7 million increase in certain taxes primarily in foreign jurisdictions, a $2.3 million increase in licenses and subscriptions expenses, a $2.0 million increase in our allowance for estimated credit losses that continued to be partially impacted by the COVID-19 environment, a $1.5 million increase in professional services fees and a $0.4 million increase in the professional expenses related to business combinations.

Comparison of the Nine Months Ended September 30, 2020 and 2019
Revenue

	Nine Months Ended September 30,
	2020	2019	Change

	(Dollars in thousands)
Total Revenue	$1,213,686	$803,244	$410,442	51%
In the nine months ended September 30, 2020, the total revenue increased by $410.4 million, or 51%, compared to the same period last year. This increase was primarily attributable to an increase in the usage of our products, particularly our Programmable Messaging products and Programmable Voice products, and the adoption of additional products by our existing customers. In addition, the current period includes a full nine months of revenue from our Twilio SendGrid business, while the prior period included that business only from February 1, 2019, (the acquisition closing date) through September 30, 2019. The increase in usage was also attributable to an approximately 21% increase in the number of Active Customer Accounts, from 172,092 as of September 30, 2019, to over 208,000 as of September 30, 2020. These increases were partially offset by pricing decreases that we have implemented over time in the form of lower usage prices, in an effort to increase the reach and scale of our platform. The changes in usage and prices in 2020 were reflected in our Dollar-Based Net Expansion Rate of 137% for the nine months ended September 30, 2020.
In the nine months ended September 30, 2020, U.S. revenue and international revenue represented $882.0 million, or 73%, and $331.7 million, or 27%, respectively, of total revenue. In the nine months ended September 30, 2019, U.S. revenue and international revenue represented $572.5 million, or 71%, and $230.7 million, or 29%, respectively, of total revenue. The increase in international revenue was attributable to the growth in usage of our products, particularly our Programmable Messaging products and Programmable Voice products, by our existing international Active Customer Accounts and a 21% increase in the number of international Active Customer Accounts driven in part by our focus on expanding our sales to customers outside of the United States.
Cost of Revenue and Gross Margin

	Nine Months Ended September 30,
	2020	2019	Change

	(Dollars in thousands)
Cost of revenue	$580,146	$369,017	$211,129	57%
Gross margin	52%	54%
In the nine months ended September 30, 2020, cost of revenue increased by $211.1 million, or 57%, compared to the same period last year. The increase in cost of revenue was primarily attributable to a $167.6 million increase in network service providers’ costs and a $20.4 million increase in cloud infrastructure fees, both to support the growth in usage of our products. The current period includes a full nine months of cost of revenue from our Twilio SendGrid business, while the prior period included that business only from February 1, 2019, (the acquisition closing date) through September 30, 2019.
In the nine months ended September 30, 2020, gross margin percentage declined compared to the nine months ended September 30, 2019. Changes in product mix, which includes the impact of our Twilio SendGrid business, and certain operational improvements were largely offset by an increase in amortization expense related to acquired intangible assets, the impact of an increasing mix of international product usage, and an increase in network service provider fees in certain geographies.

Operating Expenses

	Nine Months Ended September 30,
	2020	2019	Change

	(Dollars in thousands)
Research and development	$371,692	$281,119	$90,573	32%
Sales and marketing	387,420	262,685	124,735	47%
General and administrative	182,038	166,409	15,629	9%
Total operating expenses	$941,150	$710,213	$230,937	33%
The current period includes a full nine months of operating expenses from our Twilio SendGrid business, while the prior period included that business only from February 1, 2019 (the acquisition closing date) through September 30, 2019.
In the nine months ended September 30, 2020, research and development expenses increased by $90.6 million, or 32%, compared to the same period last year. The increase was primarily attributable to a $69.9 million increase in personnel costs, net of an $14.6 million increase in capitalized software development costs. This increase was largely the result of a 54% average increase in our research and development headcount, as we continued to focus on enhancing our existing products, introducing new products as well as enhancing product management and other technical functions. This increase also reflected the impact of growth in the headcount as a result of the acquisition of our Twilio SendGrid business. The increase was also due to a $9.5 million increase in our cloud infrastructure fees related to staging and development of our products.
In the nine months ended September 30, 2020, sales and marketing expenses increased by $124.7 million, or 47%, compared to the same period last year. The increase was primarily attributable to a $88.5 million increase in personnel costs, largely as a result of a 72% average increase in sales and marketing headcount, as we continued to expand our sales efforts in the United States and abroad. This increase also reflected the impact of growth in the headcount as a result of the acquisition of our Twilio SendGrid business. Additionally, our marketing and advertising expenses increased by $14.0 million in the current period compared to the same period last year.
In the nine months ended September 30, 2020, general and administrative expenses increased by $15.6 million, or 9%, compared to the same period last year. The increase was primarily attributable to a $12.4 million increase in charitable contributions due to several donations made by Twilio.org and a $7.0 increase in our allowance for estimated credit losses partially impacted by the COVID-19 environment. Additionally, certain of our taxes increased by $5.8 million primarily in foreign jurisdictions and our professional services fees increased by $3.6 million. These increases were partially offset by a $13.3 million decrease in professional fees related to acquisition of other businesses due to lower acquisition activity in the current period compared to the same period last year.
Liquidity and Capital Resources
To date, our principal sources of liquidity have been (i) the net proceeds of $155.5 million, $64.4 million, $979.0 million, and $1.4 billion, net of underwriting discounts and offering expenses, from our initial public offering in June 2016 and our subsequent public offerings in October 2016, June 2019, and August 2020, respectively; (ii) the net proceeds we received through private sales of equity securities; (iii) the net proceeds of approximately $537.0 million, after deducting purchaser discounts and debt issuance costs paid by us, from issuance of the 0.25% convertible senior notes due 2023 (the "Notes"), as described in Note 8 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q; and (iv) the payments received from customers using our products.
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

On October 12, 2020, we and Segment entered into the Merger Agreement, pursuant to which we agreed to acquire Segment, subject to the terms and conditions set forth therein. If consummated, the acquisition of Segment may have a significant impact on our liquidity, financial condition and results of operations.
Cash Flows
The following table summarizes our cash flows:

	Nine Months Ended September 30,
	2020	2019

	(In thousands)
Cash provided by operating activities	$17,753	$2,024
Cash used in investing activities	(620,945)	(1,182,711)
Cash provided by financing activities	1,476,559	1,006,029
Net increase (decrease) in cash, cash equivalents and restricted cash	$873,367	$(174,658)

Cash Flows from Operating Activities
In the nine months ended September 30, 2020, cash provided by operating activities consisted primarily of our net loss of $311.6 million adjusted for non-cash items, including $237.8 million of stock-based compensation expense, $98.1 million of depreciation and amortization expense, $27.2 million of reduction in our operating right-of-use assets, $18.4 million of amortization of debt discount and issuance costs related to our convertible notes, $8.4 million of increase in the allowance for estimated credit losses, $8.6 million of amortization of our deferred sales commissions and $86.8 million of cumulative changes in operating assets and liabilities. With respect to changes in operating assets and liabilities, accounts receivable and prepaid expenses increased $67.1 million primarily due to the timing of cash receipts from our customers, pre-payments for cloud infrastructure fees and certain operating expenses. Accounts payable and other current liabilities increased $59.7 million primarily due to increases in transaction volumes. Operating right-of-use liability decreased $25.2 million due to payments made against our operating lease obligations. Long-term assets increased $64.8 million due to an increase in the sales commissions balances related to the growth of our business.
In the nine months ended September 30, 2019, cash provided by operating activities consisted primarily of our net loss of $216.8 million adjusted for non-cash items, including $197.3 million of stock-based compensation expense, $56.0 million of tax benefit related to our acquisition of other businesses, $79.3 million of depreciation and amortization expense, $17.7 million amortization of the debt discount and issuance costs related to our Notes, $16.7 million of reduction of our operating right-of-use asset and $36.0 million of cumulative changes in operating assets and liabilities. With respect to changes in operating assets and liabilities, accounts payable and other current liabilities increased $38.2 million primarily due to increases in transaction volumes. Deferred revenue and customer deposits increased $3.0 million due to increases in transaction volumes and timing of customer prepayments. Accounts receivable and prepaid expenses increased $48.4 million primarily due to the timing of cash receipts from certain of our larger customers, pre-payments for cloud infrastructure fees and certain operating expenses.
Cash Flows from Investing Activities
In the nine months ended September 30, 2020, cash used in investing activities was $620.9 million primarily consisting of $572.8 million of purchases of marketable securities net of maturities and sales, $26.1 million related to capitalized software development costs and $19.3 million related to purchases of long-lived assets.
In the nine months ended September 30, 2019, cash used in investing activities was $1.2 billion primarily consisting of $1.3 billion of purchases of marketable securities, net of maturities and sales, $147.0 million of cash acquired in our business combinations, $16.8 million related to capitalized software development costs and $19.0 million related to purchases of long-lived assets.
Cash Flows from Financing Activities
In the nine months ended September 30, 2020, cash provided by financing activities was $1.5 billion primarily consisting of $1.4 billion in net proceeds from our public equity offering, as described in Note 12 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, and $79.2 million proceeds from stock options exercised by our employees and shares issued under our employee stock purchase plan. These inflows were partially offset by

$6.7 million in principal payments on our convertible notes and financing leases and $4.2 million related to the value of equity awards withheld to settle tax liabilities.
In the nine months ended September 30, 2019, cash provided by financing activities was $1.0 billion primarily consisting of $979.2 million in net proceeds from our public equity offering and $40.4 million proceeds from stock options exercised by our employees and shares issued under our employee stock purchase plan. These were partially offset by $9.3 million in principal payments on our notes payable and financing leases and $4.1 million related to the value of equity awards withheld to settle tax liabilities.
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
Contractual Obligations and Other Commitments
Our principal commitments consist of obligations under our Notes, our operating leases for office space and our contractual commitments to our cloud infrastructure and network service providers. In the three and nine months ended September 30, 2020, we entered into several non-cancelable vendor agreements with terms up to three years for a total purchase commitment of $28.1 million and $51.0 million, respectively.
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
Interest Rate Risk
We had cash and cash equivalents of $1,127.1 million and marketable securities of $2,171.6 million as of September 30, 2020. Cash and cash equivalents consist of bank deposits and money market funds. Marketable securities consist primarily of U.S. treasury securities and high credit quality corporate debt securities. The cash and cash equivalents and marketable securities are held for working capital purposes. Such interest-earning instruments carry a degree of interest rate risk. To date, fluctuations in interest income have not been significant. The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. Due to the short-term nature of our investments, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. A hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our unaudited condensed consolidated financial statements.
In May 2018, we issued $550.0 million aggregate principal amount of Notes, of which $51.0 million was redeemed as of September 30, 2020. The fair market value of the Notes is affected by our stock price. The fair value of the Notes will generally increase as our common stock price increases and will generally decrease as our common stock price declines in value. In addition, the fair market value of the Notes is exposed to interest rate risk. Generally, the fair market value of our fixed interest rate Notes will increase as interest rates fall and decrease as interest rates rise. Additionally, on our balance sheet we carry the Notes at face value less unamortized discount and debt issuance cost, and we present the fair value for required disclosure purposes only.
Currency Exchange Risks
The functional currency of our foreign subsidiaries is the U.S. dollar. The local currencies of our foreign subsidiaries are the Australian dollar, the Bermuda dollar, the Brazilian real, British pound, the Canadian Dollar, the Columbian peso, Czech Republic koruna, the Euro, the Hong Kong dollar, the Indian rupee, the Japanese yen, the Singapore dollar and the Swedish krona.
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
Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2020, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

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
The COVID-19 pandemic and efforts to control its spread have significantly curtailed the movement of people, goods and services worldwide, including in most or all of the regions in which we sell our products and services and conduct our business operations. While the duration and severity of the COVID-19 outbreak and the degree of its impact on our business continues to be uncertain and difficult to predict, compliance with social distancing and shelter-in-place measures have impacted our day-to-day operations. Like many other companies, including our customers and prospects, our employees continue to work from home and we have restricted all business travel for the time being. Additionally, in response to the COVID-19 pandemic, we held SIGNAL, our annual developer and customer conference, on September 30, 2020 and October 1, 2020, as a virtual event. We have also cancelled or shifted other planned events to virtual-only experiences and we may deem it advisable to similarly alter, postpone or cancel entirely additional customer, employee or industry events in the future.
The continued spread of COVID-19 has had an adverse impact on the business of some of our customers while other customers in certain industries have seen an increase in customer demand. COVID-19 could still have an adverse impact on our business partners and third-party business partners. The continuing crisis could also potentially lead to an ongoing global economic downturn, which could result in constrained supply or reduced customer demand and willingness to enter into or renew contracts with us, any of which could materially and adversely impact our business, results of operations and overall financial performance in future periods. Specifically, we often enter into annual or multi-year, minimum commitment arrangements with our customers. If customers fail to pay us or reduce their spending with us, we may be adversely affected by an inability to collect amounts due, the cost of enforcing the terms of our contracts, including litigation, or a reduction in revenue. We may also experience impact from delayed sales cycles, including customers and prospective customers delaying contract signing or contract renewals, or reducing budgets or minimum commitments related to the product and services that we offer. In addition, as companies transition to supporting a fully remote workforce and as individuals increasingly utilize voice, video and messaging for their communication needs, there will be increased strain and demand for telecommunications infrastructure, including our voice, video and messaging products. Supporting increased demand will require us to make additional investments to increase network capacity, the availability of which may be limited. For example, if the data centers that we rely on for our cloud infrastructure and the network service providers that we interconnect with are unable to keep up with capacity needs or if governmental or regulatory authorities determine to limit our bandwidth, customers may experience delays, interruptions or outages in service. From time to time, including during the COVID-19 pandemic, our data center suppliers and our network service providers have had some outages which resulted in disruptions to service for some of our customers. In certain jurisdictions, governmental and regulatory authorities had announced that during the COVID-19 pandemic, telecommunications operators' implementation of traffic management measures may be justified to avoid network congestion. Such traffic management measures could result in customers experiencing delays, interruptions or outages in services. Any of these events could harm our reputation, erode customer trust, cause customers to stop using our products, impair our ability to increase revenue from existing customers, impair our ability to grow our customer base, subject us to financial penalties and liabilities under our service level agreements and otherwise harm our business, results of operations and financial condition.
Changes to consumer behavior may also affect customers who use our products and services for confirmations, notifications, and related use cases. For example, in the three months ended September 30, 2020, we continued to experience increased usage of our platform in industries such as healthcare, education, consumer on-demand and retail; in the three months ended September 30, 2020, we continued to experience declines in usage versus pre-COVID-19 levels with a slight rebound from the previous quarter from customers in the travel, hospitality and ridesharing industries. It has been and, until the COVID-19 pandemic is contained, will continue to be more difficult for us to forecast usage levels and predict revenue trends.
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
We have experienced substantial growth in our business since inception. For example, our headcount has grown from 2,676 employees on September 30, 2019 to 3,664 employees on September 30, 2020 and have moved to a virtual on-boarding process since the imposition of COVID-19 restrictions on certain business activities. In addition, we are rapidly expanding our international operations. Our international headcount grew from 606 employees as of September 30, 2019 to 1,108 employees as of September 30, 2020. We expect to continue to expand our international operations in the future. We have also experienced significant growth in the number of customers, usage and amount of data that our platform and associated infrastructure support. This growth has placed and may continue to place significant demands on our corporate culture, operational infrastructure and management.
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

Additionally, global pandemics such as COVID-19 as well as certain large scale events, such as major elections and sporting events, can significantly impact usage levels on our platform, which could cause fluctuations in our results of operations. We expect that significantly increased usage of all communications platforms, including ours, during certain seasonal and one-time events could impact delivery and quality of our products during those events. We also tend to experience increased expenses in connection with the hosting of SIGNAL, which we plan to host annually. Such annual and one-time events may cause fluctuations in our results of operations and may impact both our revenue and operating expenses.
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
The promotion of our brand also requires us to make substantial expenditures, and we anticipate that these expenditures will increase as our market becomes more competitive and as we expand into new markets. To the extent that these activities increase revenue, this revenue still may not be enough to offset the increased expenses we incur. In addition, due to restrictions on travel and in-person meetings as a result of the on-going COVID-19 pandemic, we postponed SIGNAL to September 30, 2020 and converted it to a virtual event. We have also cancelled or shifted other planned events to virtual-only experiences and may determine to alter, postpone or cancel additional customer, employee or industry events in the future. We have typically relied on marketing and promotional events such as SIGNAL and in-person meetings to facilitate customer sign-ups and generate leads for potential customers and we cannot predict whether virtual marketing events and phone or virtual sales interactions will be as successful as in-person events and meetings or, for how long, or the extent to which the COVID-19 pandemic may continue to constrain our marketing, promotional and sales activities. If we do not successfully maintain and enhance our brand, then our business may not grow, we may see our pricing power reduced relative to competitors and we may lose customers, all of which would adversely affect our business, results of operations and financial condition.
Privacy laws, data collection and transfer restrictions and related domestic or foreign regulations may limit the use and adoption of our solutions and adversely affect our business.
We and our customers that use our products may be subject to privacy and data protection-related laws and regulations that impose obligations in connection with the collection, processing, transfer and use of personal data, financial data, health or other similar data. A wide variety of provincial, state, national, and international laws and regulations apply to the collection, use, retention, protection, disclosure, transfer, and other processing of personal data. These data protection and privacy-related laws and regulations are evolving and being tested in courts and may result in ever-increasing regulatory and public scrutiny as well as escalating levels of enforcement and sanctions.
Further, the interpretation and application of new domestic and foreign laws and regulations in many cases is uncertain, and our legal and regulatory obligations in such jurisdictions are subject to frequent and unexpected changes, including the potential for various regulatory or other governmental bodies to enact new or additional laws or regulations, to issue rulings that invalidate prior laws or regulations, or to increase penalties significantly.

Many foreign countries and governmental bodies, including the EU member states, have laws and regulations concerning the collection and use of personal data obtained from individuals located in the EU or by businesses operating within their jurisdiction, which are often more restrictive than those in the United States. Laws and regulations in these jurisdictions apply broadly to the collection, use, storage, transfer, disclosure and security of personal data that identifies or may be used to identify an individual, such as names, telephone numbers, email addresses and, in some jurisdictions, IP addresses and other online identifiers.
For example, the EU adopted the GDPR, which took full effect on May 25, 2018, and imposes more stringent penalties for noncompliance, such as fines equal to or greater of €20 million or 4% of global annual revenues. The GDPR enhances data protection obligations for businesses and requires service providers (data processors) processing personal data on behalf of customers to cooperate with European data protection authorities, implement security measures and keep records of personal data processing activities. Given the breadth and depth of changes in data protection obligations, preparing to meet the requirements of GDPR has required significant time and resources, including a review of our technology and systems currently in use against the requirements of GDPR. There are also additional EU laws and regulations (and member states implementations thereof) which govern the protection of consumers and of electronic communications. If our efforts to comply with GDPR or other applicable EU laws and regulations are not successful, we may be subject to penalties and fines that would adversely impact our business and results of operations, and our ability to conduct business in the EU could be significantly impaired.
We have in the past relied on the EU-U.S. and the Swiss-U.S. Privacy Shield frameworks to legitimize data transfers with the European Economic Area (“EEA”). However, on July 16, 2020, the European Court of Justice invalidated the EU-U.S. Privacy Shield in connection with what is commonly referred to as the Schrems II case. Further, while the decision upheld an alternative transfer safeguard, Standard Contractual Clauses, the court noted that whether that safeguard is sufficient requires an individualized determination, including whether the required level of data protection is respected in the country to which personal data was exported. The court noted that the domestic laws of the U.S. with respect to government access and use of personal data are in conflict with the level of protection of personal data required under EU law. Subsequent interpretive guidance from the European Data Protection Board on July 24, 2020 extended the European Court of Justice’s guidance regarding the use of Standard Contractual Clauses as a transfer safeguard to the use of Binding Corporate Rules, which serve as Twilio's primary mechanism to legitimize data transfers from the EEA to other jurisdictions, including the U.S. Because our primary data processing facilities are in the U.S., we may experience hesitancy, reluctance, or refusal by European or multinational customers to continue to use our services due to the potential risk exposure to such customers as a result of this ruling from the European Court of Justice and subsequent interpretive guidance from the European Data Protection Board. We and our customers are at risk of enforcement actions taken by an EU data protection authority until such point in time that we are able to ensure that all data transfers to us from the European Economic Area are legitimized. In addition, as the United Kingdom transitions out of the EU, we may encounter additional complexity with respect to data privacy and data transfers to and from the U.K. As well, in light of the European Court of Justice ruling, the Swiss data protection authority determined the Swiss-U.S. Privacy Shield Framework was no longer sufficient for the U.S. to be deemed adequate as a data transfer party, raising questions regarding transfers of Swiss personal data to the U.S. Similarly, Israel, which had allowed transfers of Israeli personal data to the U.S. based on the EU-US Privacy Shield Framework, declared that the Framework was no longer a valid basis for transfer, also raising questions regarding transfers of Israeli personal data to the U.S.
Furthermore, we continue to see increased regulation of data privacy and security, including the adoption of more stringent state laws in the United States. For example, on June 28, 2018, California enacted the California Consumer Privacy Act ("CCPA"), which took effect on January 1, 2020. The CCPA gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. The CCPA may increase our compliance costs and potential liability. Some observers have noted that the CCPA could mark the beginning of a trend toward more stringent state privacy legislation in the U.S., which could increase our potential liability and adversely affect our business. Further, if individual US states pass data privacy laws that place different obligations or limitations on the processing of personal data of individuals in those states, it will become more complex to comply with these laws and our compliance costs may increase.
In addition, outside of the United States and the EU, other jurisdictions are also passing more stringent data privacy and security laws. For example, on July 8, 2019, Brazil enacted the General Data Protection Law (Lei Geral de Proteção de Dados Pessoais) (Law No. 13,709/2018) ("LGPD") regulating the processing of personal data, although enforcement of the penalties provisions has been delayed until 2021 due to COVID-19.

As well, we continue to see jurisdictions imposing data localization laws, which require personal information, or certain subcategories of personal information to be stored in the jurisdiction of origin. These regulations may inhibit our ability to expand into those markets or prohibit us from continuing to offer services in those markets without significant additional costs.
We have also begun supporting customer workloads that involve the processing of protected health information and are signing business associate agreements ("BAAs") with customers. As a result, we are subject to the privacy and security requirements under the U.S. Health Insurance Portability and Accountability Act of 1996 and the U.S. Health Information Technology for Economic and Clinical Health Act as well as state laws that govern the privacy and security of health information. In addition, with our registration as an interconnected VoIP provider with the FCC, we also must comply with privacy laws associated with customer proprietary network information (“CPNI”) rules in the U.S. If we fail to maintain compliance with these requirements, we could be subject to regulatory audits, civil and criminal penalties, fines and breach of contract claims, as well as reputational damage, which could impact the willingness of customers to do business with us.
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
We have incurred net losses in each year since our inception, including net losses of $311.6 million, $307.1 million and $121.9 million in the nine months ended September 30, 2020 and the years ended December 31, 2019 and 2018, respectively. We had an accumulated deficit of $990.4 million as of September 30, 2020. We expect to continue to expend substantial financial and other resources on, among other things:
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
In the nine months ended September 30, 2020 and the years ended December 31, 2019 and 2018, we derived 27%, 29% and 25% of our revenue, respectively, from customer accounts located outside the United States. The future success of our business will depend, in part, on our ability to expand our customer base worldwide. While we have been rapidly expanding our sales efforts internationally, our experience in selling our products outside of the United States is limited. Furthermore, our developer-first business model may not be successful or have the same traction outside the United States. As a result, our investment in marketing our products to these potential customers may not be successful. If we are unable to increase the revenue that we derive from international customers, then our business, results of operations and financial condition may be adversely affected.
We are in the process of expanding our international operations, which exposes us to significant risks.
We are continuing to expand our international operations to increase our revenue from customers outside of the United States as part of our growth strategy. Between September 30, 2019 and September 30, 2020, our international headcount grew from 606 employees to 1,108 employees. We expect to open additional international offices and hire employees to work at these offices in order to reach new customers and gain access to additional technical talent. Operating in international markets requires significant resources and management attention and will subject us to regulatory, economic and political risks in addition to those we already face in the United States. Because of our limited experience with international operations or with developing and managing sales in international markets, our international expansion efforts may not be successful.

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
•our ability to comply with the General Data Protection Regulation ("GDPR"), which went into effect on May 25, 2018, the California Consumer Privacy Act, which went into effect January 1, 2020, and Brazil's General Data Protection Law (Lei Geral de Proteção de Dados Pessoais) (Law No. 13,709/2018), which went into effect September 18, 2020, and laws, regulations and industry standards relating to data privacy, data localization and security enacted in countries and other regions in which we operate or do business;
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
Our products and platform and our business are subject to a variety of U.S. and international laws and regulations. Any failure of our products to comply with or enable our customers and channel partners to comply with applicable laws and regulations would harm our business, results of operations and financial condition.
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
Certain of our products are subject to a number of FCC regulations and laws that are administered by the FCC. Among others, we must comply (in whole or in part) with:
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
Our international operations are subject to country-specific governmental regulation and related actions that have increased and will continue to increase our costs or impact our products and platform or prevent us from offering or providing our products in certain countries. Moreover, the regulation of communications platform-as-a-service ("CPaaS") companies like us is continuing to evolve internationally and many existing regulations may not fully contemplate the CPaaS business model or how they fit into the communications regulatory framework. As a result, interpretation and enforcement of regulations often involve significant uncertainties. In many countries, including those in the European Union, a number of our products or services are subject to licensing and communications regulatory requirements which increases the level of scrutiny and enforcement by regulators. Future legislative, regulatory or judicial actions impacting CPaaS services could also increase the cost and complexity of compliance and expose us to liability. For example, in some countries, some or all of the services we offer are not considered regulated telecommunications services, while in other countries they are subject to telecommunications regulations, including but not limited to payment into universal service funds, licensing fees, provision of emergency services, provision of information to support emergency services and number portability. Specifically, the Australian Communications and Media Authority recently issued a formal finding against several companies, including our Company, for failure to upload data into a centralized database for emergency services and, in the future, regulatory authorities in other jurisdictions in which we operate may also determine that we are a telecommunications company subject to similar regulations. Failure to comply with these regulations could result in our Company being issued remedial directions to undertake independent audits and implement effective systems, processes and practices to ensure compliance, significant fines or being prohibited from providing telecommunications services in a jurisdiction.
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
Our future success depends in part on our ability to obtain allocations of geographical, mobile, regional, local and toll-free direct inward dialing numbers (“DIDs”) or phone numbers as well as short codes and alphanumeric sender IDs (collectively “Numbering Resources”) in the United States and foreign countries at a reasonable cost and without overly burdensome restrictions. Our ability to obtain allocations of, assign and retain Numbering Resources depends on factors outside of our control, such as applicable regulations, the practices of authorities that administer national numbering plans or of network service providers from whom we can provision Numbering Resources, such as offering these Numbering Resources with conditional minimum volume call level requirements, the cost of these Numbering Resources and the level of overall competitive demand for new Numbering Resources.
In addition, in order to obtain allocations of, assign and retain Numbering Resources in the European Union or certain other regions, we are often required to be licensed by local telecommunications regulatory authorities, some of which have been increasingly monitoring and regulating the categories of Numbering Resources that are eligible for provisioning to our customers. We have obtained licenses, and are in the process of obtaining licenses in various countries in which we do business, but in some countries, the regulatory regime around provisioning of Numbering Resources is unclear, subject to change over time, and sometimes may conflict from jurisdiction to jurisdiction. Furthermore, these regulations and governments’ approach to their enforcement, as well as our products and services, are still evolving and we may be unable to maintain compliance with applicable regulations, or enforce compliance by our customers, on a timely basis or without significant cost. Also, compliance with these types of regulation may require changes in products or business practices that result in reduced revenue. Due to our or our customers' assignment and/or use of Numbering Resources in certain countries in a manner that violates applicable rules and regulations, we have been subjected to government inquiries and audits, and may in the future be subject to significant penalties or further governmental action, and in extreme cases, may be precluded from doing business in that particular country. We have also been forced to reclaim Numbering Resources from our customers as a result of certain events of non-compliance. These reclamations result in loss of customers, loss of revenue, reputational harm, erosion of customer trust, and may also result in breach of contract claims, all of which could have a material adverse effect on our business, results of operations and financial condition.
Due to their limited availability, there are certain popular area code prefixes that we generally cannot obtain. Our inability to acquire or retain Numbering Resources for our operations would make our voice and messaging products less attractive to potential customers in the affected local geographic areas. In addition, future growth in our customer base, together with growth in the customer bases of other providers of cloud communications, has increased, which increases our dependence on needing sufficiently large quantities of Numbering Resources. It may become increasingly difficult to source larger quantities of Numbering Resources as we scale and we may need to pay higher costs for Numbering Resources, and Numbering Resources may become subject to more stringent regulation or conditions of usage such as the registration and on-going compliance requirements discussed above.

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
Our agreements with customers typically provide for service level commitments. If we suffer extended periods of downtime for our products or platform and we are unable to meet these commitments, then we are contractually obligated to provide a service credit, which is typically 10% of the customer’s amounts due for the month in question. In addition, the performance and availability of AWS or other service providers, which provides our cloud infrastructures is outside of our control and, therefore, we are not in full control of whether we meet our service level commitments. As a result, our business, results of operations and financial condition could be adversely affected if we suffer unscheduled downtime that exceeds the service level commitments we have made to our customers. Any extended service outages could adversely affect our business and reputation and erode customer trust.
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
In the nine months ended September 30, 2020 and the years ended December 31, 2019 and 2018, our 10 largest Active Customer Accounts generated an aggregate of 15%, 13% and 18% of our revenue, respectively. A significant portion of our revenue comes from WhatsApp. In the nine months ended September 30, 2020 and the years ended December 31, 2019 and 2018, WhatsApp accounted for 6%, 5% and 7% of our revenue, respectively. WhatsApp does not have a long-term contract with us and may reduce or fully terminate their usage of our products at any time without notice, penalty or termination charges. In addition, the usage of our products by WhatsApp and other customers that do not have long-term contracts with us may change significantly between periods.
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
There is considerable patent and other intellectual property development activity in our industry. Our future success depends, in part, on not infringing the intellectual property rights of others and we may be unaware of the intellectual property rights of others that may cover some or all of our technology. Our competitors or other third parties have claimed and may, in the future, claim that our products or platform and underlying technology are infringing upon their intellectual property rights, and we may be found to be infringing upon such rights. For example, Telesign Corporation (“Telesign”) sued us in 2015 and 2016 alleging that we infringed four U.S. patents: U.S. Patent No. 7,945,034 (“034”), U.S. Patent No. 8,462,920 (“920”), U.S. Patent No. 8,687,038 (“038”), and U.S. Patent No. 9,300,792 (“792”). The patent infringement allegations in the lawsuits related to our two-factor authentication use case, Authy, and an API tool to find information about a phone number. On October 19, 2018, a United States District Court in the Northern District of California entered judgment in our favor on all asserted claims. Telesign appealed, and the Court of Appeals for the Federal Circuit affirmed the judgment in the Company’s favor on January 9, 2020. The deadline for further appeals has passed and the matter is finally resolved in our favor. We intend to vigorously defend ourselves against such lawsuits and believe we have meritorious defenses to matters in which we are a defendant. During the course of these lawsuits, there may be announcements of the results of hearings and motions and other interim developments related to the litigation. If securities analysts or investors regard these announcements as negative, the trading price of our Class A common stock may decline.
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
We may evaluate and consider potential strategic transactions, including acquisitions of, or investments in, businesses, technologies, services, products and other assets in the future. For example, we have entered into the proposed acquisition of Segment. If that transaction closes, our stockholders will incur substantial dilution. For further risks related to the proposed acquisition of Segment, please see below under “Risks Related to the Acquisition of Segment.” We also may enter into relationships with other businesses to expand our products and platform, which could involve preferred or exclusive licenses, additional channels of distribution, discount pricing or investments in other companies.
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
Moreover, despite our ongoing and substantial efforts to limit such use, certain customers may use our platform to transmit unauthorized, offensive or illegal messages, calls, spam, phishing scams, and website links to harmful applications, reproduce and distribute copyrighted material or the trademarks of others without permission, and report inaccurate or fraudulent data or information. These issues also arise with respect to a portion of those users who use our platform on a free trial basis or upon initial use. These actions are in violation of our policies, in particular, our Acceptable Use Policy. However, our efforts to defeat spamming attacks, illegal robocalls and other fraudulent activity will not prevent all such attacks and activity. Such use of our platform could damage our reputation and we could face claims for damages, regulatory enforcement, copyright or trademark infringement, defamation, negligence, or fraud. Moreover, our customers’ and other users’ promotion of their products and services through our platform might not comply with federal, state, and foreign laws. We rely on contractual representations made to us by our customers that their use of our platform will comply with our policies and applicable law, including, without limitation, our email and messaging policies. Although we retain the right to verify that customers and other users are abiding by certain contractual terms, our Acceptable Use Policy and our email and messaging policies and, in certain circumstances, to review their email and distribution lists, our customers and other users are ultimately responsible for compliance with our policies, and we do not systematically audit our customers or other users to confirm compliance with our policies. We cannot predict whether our role in facilitating our customers’ or other users’ activities would expose us to liability under applicable law, or whether that possibility could become more likely if changes to current laws such as Section 230 of the Communications Act of 1934 are enacted. Even if claims asserted against us do not result in liability, we may incur substantial costs in investigating and defending such claims. If we are found liable for our customers’ or other users’ activities, we could be required to pay fines or penalties, redesign business methods or otherwise expend resources to remedy any damages caused by such actions and to avoid future liability.
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
Significant judgments and estimates are required in determining our provision for income taxes and other tax liabilities. Our tax expense may be impacted, for example, if tax laws change or are clarified to our detriment or if tax authorities successfully challenge the tax positions that we take, such as, for example, positions relating to the arms-length pricing standards for our intercompany transactions and our indirect tax positions. In determining the adequacy of income taxes, we assess the likelihood of adverse outcomes that could result if our tax positions were challenged by the Internal Revenue Service (“IRS”), and other tax authorities. Should the IRS or other tax authorities assess additional taxes as a result of examinations, we may be required to record charges to operations that could adversely affect our results of operations and financial condition. We are currently in discussions with certain jurisdictions regarding prior sales taxes that we may owe. We reserved $25.3 million on our September 30, 2020 balance sheet for these tax payments. The actual exposure could differ materially from our current estimates, and if the actual payments we make to any jurisdiction exceed the accrual in our balance sheet, our results of operations would be harmed. For example, one jurisdiction has assessed us for $38.8 million in taxes, including interest and penalties, which exceeded the $11.5 million we had accrued for that assessment. We believe this assessment is overstated and have disputed it, paid the full amount as required by law, and are seeking a refund. The payment made in excess of the accrued amount will be reflected as a deposit in our balance sheet in the future periods. If the jurisdiction denies our refund claim, we will challenge the jurisdiction’s denial in court. However, litigation is uncertain and a ruling against us may adversely affect our financial position and results of operation.

We could be subject to liability for historical and future indirect and similar taxes, which could adversely affect our results of operations.
We conduct operations in many tax jurisdictions throughout the United States and internationally. In many of these jurisdictions, non-income-based taxes, such as sales, VAT, GST, and telecommunications taxes, are assessed on our operations or our sales to customers. We are subject to indirect taxes, and may be subject to certain other taxes, in some of these jurisdictions. Historically, we have not billed or collected taxes and, in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”), we have recorded a provision for our tax exposure in these jurisdictions when it is both probable that a liability has been incurred and the amount of the exposure can be reasonably estimated. These estimates include several key assumptions, including, but not limited to, the taxability of our products, the jurisdictions in which we believe we have nexus or permanent establishment, and the sourcing of revenues to those jurisdictions. In the event these jurisdictions challenge our assumptions and analysis, our actual exposure could differ materially from our current estimates.
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
As of December 31, 2019, we had federal, state and foreign net operating loss carryforwards (“NOLs”), of $1.2 billion, $630.2 million and $13.8 million, respectively. In the year ended December 31, 2019, as a result of our SendGrid acquisition, we assumed a $56.2 million deferred tax liability, as described in Notes 6 and 16 to our consolidated financial statements included in our Annual Report on Form 10-K filed with the SEC on March 2, 2020. In general, under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), a corporation that undergoes an “ownership change” (generally defined as a greater than 50-percentage-point cumulative change (by value) in the equity ownership of certain stockholders over a rolling three-year period) is subject to limitations on its ability to utilize its pre-change NOLs to offset post-change taxable income. Our existing NOLs may be subject to limitations arising from previous ownership changes, and if we undergo an ownership change in the future, our ability to utilize NOLs could be further limited by Section 382 of the Code. Future changes in our stock ownership, some of which may be outside of our control, could result in an ownership change under Section 382 of the Code.
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
We review our intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. As of September 30, 2020, we carried a net $2,696.0 million of goodwill and intangible assets. An adverse change in market conditions, particularly if such change has the effect of changing one of our critical assumptions or estimates, could result in a change to the estimation of fair value that could result in an impairment charge to our goodwill or intangible assets. Any such charges may adversely affect our results of operations.
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
Prior to our initial public offering in June 2016, there was no public market for shares of our Class A common stock. On June 23, 2016, we sold shares of our Class A common stock to the public at $15.00 per share. From June 23, 2016, the date that our Class A common stock started trading on the New York Stock Exchange, through September 30, 2020, the trading price of our Class A common stock has ranged from $22.80 per share to $288.81 per share. The trading price of our Class A common stock may continue to fluctuate significantly in response to numerous factors, many of which are beyond our control, including:
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
Our Class B common stock has 10 votes per share, and our Class A common stock has one vote per share. As of September 30, 2020, our directors, executive officers and their respective affiliates, held in the aggregate 26.3% of the voting power of our capital stock. Because of the 10-to-one voting ratio between our Class B common stock and Class A common stock, the holders of our Class B common stock collectively will continue to control a majority of the combined voting power of our common stock and therefore be able to control all matters submitted to our stockholders for approval until the earlier of (i) June 28, 2023, or (ii) the date the holders of two-thirds of our Class B common stock elect to convert the Class B common stock to Class A common stock. This concentrated control limits or precludes your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders.
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
In the event the conditional conversion feature of the Notes is triggered, holders of the Notes will be entitled to convert the Notes at any time during specified periods at their option. This conditional conversion feature was triggered during the three months ended September 30, 2020, as the last reported sale price of our Class A common stock was more than or equal to 130% of the conversion price for at least 20 trading days (whether or not consecutive) in the period of 30 consecutive trading days ending on September 30, 2020 (the last trading day of the calendar quarter), and therefore the Notes are currently convertible, in whole or in part, at the option of the holders between October 1, 2020 through December 31, 2020. Whether the Notes will be convertible following such period will depend on the continued satisfaction of this condition or another conversion condition in the future. If one or more holders elect to convert their Notes during a period in which the Notes are convertible, unless we elect to satisfy our conversion obligation by delivering solely shares of our Class A common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their Notes, under certain circumstances, such as a fundamental change or default, as described in the indenture, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.
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
Risks Related to the Acquisition of Segment
The proposed acquisition of Segment may cause a disruption in our business.
The proposed acquisition (the “Acquisition”) of Segment could cause disruptions to our business or business relationships, which could have an adverse impact on results of operations. Parties with which we have business relationships may experience uncertainty as to the future of such relationships and may delay or defer certain business decisions, seek alternative relationships with third parties or seek to alter their present business relationships with us. Parties with whom we otherwise may have sought to establish business relationships may seek alternative relationships with third parties.
The pursuit of the Acquisition, the preparation for the integration and the integration of Segment may place a significant burden on our management and internal resources. The diversion of management’s attention away from day-to-day business concerns and any difficulties encountered in the transition and integration process could adversely affect our financial results.
We have incurred and expect to continue to incur significant costs, expenses and fees for professional services and other transaction costs in connection with the Acquisition. We may also incur unanticipated costs in the integration of Segment’s business with our business. The substantial majority of these costs will be non-recurring expenses relating to the Acquisition, and many of these costs are payable regardless of whether or not the Acquisition is consummated. We also could be subject to litigation related to the proposed Acquisition, which could result in significant costs and expenses.
Failure to complete the Acquisition in a timely manner or at all could negatively impact the market price of our Class A common stock, as well as our future business and our financial condition, results of operations and cash flows.
We currently anticipate the Acquisition will be completed in the fourth quarter of 2020, but we cannot be certain when or if the conditions for the Acquisition will be satisfied or (if permissible under applicable law) waived. The Acquisition cannot be completed until certain customary conditions to closing are satisfied or (if permissible under applicable law) waived. Our obligation to complete the Acquisition is also subject to, among other conditions, the absence of regulatory authorities requiring certain actions on our part.
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

If the Acquisition is not completed in a timely manner or at all, our ongoing business may be adversely affected as follows:
•we may experience negative reactions from the financial markets, and our stock price could decline to the extent that the current market price reflects an assumption that the transaction will be completed;
•we may experience negative reactions from employees, customers, suppliers or other third parties;
•management’s focus may have been diverted from pursuing other opportunities that could have been beneficial to us; and
•our costs of pursuing the Acquisition may be higher than anticipated.
If the Acquisition is not consummated, there can be no assurance that these risks will not materialize and will not materially adversely affect our stock price, business, financial conditions, results of operations or cash flows.
We may not realize potential benefits from the Acquisition because of difficulties related to integration, the achievement of synergies, and other challenges.
We and Segment have operated and, until completion of the Acquisition, will continue to operate, independently, and there can be no assurances that our businesses can be combined in a manner that allows for the achievement of substantial benefits. Any integration process may require significant time and resources, and we may not be able to manage the process successfully as our ability to acquire and integrate larger or more complex companies, products, or technology in a successful manner is unproven. If we are not able to successfully integrate Segment’s businesses with ours or pursue our customer and product strategy successfully, the anticipated benefits of the Acquisition may not be realized fully or may take longer than expected to be realized. Further, it is possible that there could be a loss of our and/or Segment’s key employees and customers, disruption of either company’s or both companies’ ongoing businesses or unexpected issues, higher than expected costs and an overall post‑completion process that takes longer than originally anticipated. Specifically, the following issues, among others, must be addressed in combining Segment’s operations with ours in order to realize the anticipated benefits of the Acquisition so the combined company performs as the parties hope:
• combining the companies’ corporate functions;
• combining Segment’s business with our business in a manner that permits us to achieve the synergies anticipated to result from the Acquisition, the failure of which would result in the anticipated benefits of the Acquisition not being realized in the time frame currently anticipated or at all;
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
In addition, at times the attention of certain members of our management and resources may be focused on completion of the Acquisition and integration planning of the businesses of the two companies and diverted from day‑to‑day business operations, which may disrupt our ongoing business and the business of the combined company.
We may incur significant, non‑recurring costs in connection with the Acquisition and integrating the operations of Twilio and Segment, including costs to maintain employee morale and to retain key employees. Management cannot ensure that the elimination of duplicative costs or the realization of other efficiencies will offset the transaction and integration costs in the long term or at all.

Purchase price accounting in connection with our Acquisition requires estimates that may be subject to change and could impact our consolidated financial statements and future results of operations and financial position.
Pursuant to the acquisition method of accounting, the purchase price we will pay for Segment will be allocated to the underlying Segment tangible and intangible assets acquired and liabilities assumed based on their respective fair market values with any excess purchase price allocated to goodwill. The acquisition method of accounting is dependent upon certain valuations and other studies that are preliminary. Accordingly, the purchase price allocation as of the Acquisition date will be preliminary. We currently anticipate that all the information needed to identify and measure values assigned to the assets acquired and liabilities assumed will be obtained and finalized during the one‑year measurement period following the date of completion of the Acquisition. Differences between these preliminary estimates and the final acquisition accounting may occur, and these differences could have a material impact on the consolidated financial statements and the combined company’s future results of operations and financial position.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
None
Item 5. Other Information
None

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

Twilio Inc.

October 29, 2020	/s/ JEFFREY LAWSON
Jeffrey Lawson Chief Executive Officer (Principal Executive Officer)

October 29, 2020	/s/ KHOZEMA SHIPCHANDLER
Khozema Shipchandler Chief Financial Officer (Principal Accounting and Financial Officer)