Form 10-K
period 2020-12-31
TWILIO INC
filed 2021-02-26
CIK 1447669

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________
FORM 10-K
_____________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934
For the fiscal year ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
The aggregate market value of stock held by non-affiliates as of June 30, 2020 (the last business day of the registrant's most recently completed second quarter) was $20.8 billion based upon $219.4 per share, the closing price on June 30, 2020 on the New York Stock Exchange. Determination of stock ownership by non-affiliates was made solely for the purpose of responding to this requirement and the registrant is not bound by this determination for any other purpose.
On February 23, 2021, 160,030,533 shares of the registrant’s Class A common stock and 10,447,302 shares of registrant’s Class B common stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive Proxy Statement for the 2021 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant's fiscal year ended December 31, 2020.

TWILIO INC.
Annual Report on Form 10-K
For the Fiscal Year Ended December 31, 2020

Special Note Regarding Forward-Looking Statements
This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “can,” “will,” “would,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “forecasts,” “potential,” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to, statements about:
•the impact of the coronavirus disease of 2019 ("COVID-19") pandemic on the global economy, our customers, employees and business;
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
•our ability to comply with modified or new industry standards, laws and regulations applying to our business, including the General Data Protection Regulation (“GDPR”), the Schrems II decision invalidating the EU-US Privacy Shield, the California Consumer Privacy Act of 2018 ("CCPA") and other privacy regulations that may be implemented in the future, and Signature-based Handling of Asserted Information Using toKENs ("SHAKEN") and Secure Telephone Identity Revisited ("STIR") standards (together, "SHAKEN/STIR") and other robocalling prevention and anti-spam standards and increased costs associated with such compliance;
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
•our expectations about the impact of natural disasters and public health epidemics, such as COVID-19 on our business, results of operations and financial condition and on our customers, employees, vendors and partners; and
•our ability to successfully integrate and realize the benefits of our past or future strategic acquisitions or investments, including our acquisitions of Segment.io, Inc. (“Segment”) and SendGrid, Inc. ("SendGrid").
We caution you that the foregoing list may not contain all of the forward-looking statements made in this Annual Report on Form 10-K.
You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Annual Report on Form 10-K primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations and prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors described in “Summary of Risk Factors and Uncertainties Associated with Our Business” below, in Part I, Item 1A, “Risk Factors”, and elsewhere in this Annual Report on Form 10-K. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Annual Report on Form 10-K. We cannot assure you that the results, events and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.
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
Summary of Risk Factors and Uncertainties Associated with Our Business
Our business is subject to numerous risks and uncertainties outside of our control. One, or a combination, of these risks and uncertainties could materially affect any of those matters as to which we have made forward-looking statements and cause our actual results or an actual event or occurrence to differ materially from those results or an event or occurrence described in a forward-looking statement. Some of the principal risks associated with our business include the following:
•impact of global COVID-19 pandemic;
•new and unproven market for our products and platform;
•our rapid growth and ability to effectively manage our growth;
•fluctuations in our quarterly results and our ability to meet securities analysts’ and investors’ expectations;
•our ability to maintain and enhance our brand and increase market awareness of our company and products;
•limitations on the use and adoption of our solutions due to privacy laws, data collection and transfer restrictions and related domestic or foreign regulations;
•any loss of customers or decline in their use of our products;
•our ability to attract new customers in a cost-effective manner;
•our ability to develop enhancements to our products and introduce new products that achieve market acceptance;
•our ability to compete effectively in the market in which we participate;

•our history of losses and uncertainty about our future profitability;
•our ability to increase adoption of our products by enterprises;
•our ability to expand our relationships with existing technology partner customers and add new technology partner customers;
•significant risks associated with expansion of our international operations;
•compliance with applicable laws and regulations;
•telecommunications-related regulations and future legislative or regulatory actions;
•our ability to obtain or retain geographical, mobile, regional, local or toll-free numbers and to effectively process requests to port such numbers in a timely manner due to industry regulations;
•our ability to adapt and respond effectively to rapidly changing technology, evolving industry standards, changing regulations, and changing customer needs, requirements or preferences;
•our ability to provide monthly uptime service level commitments of up to 99.95% under our agreements with customers;
•any breaches of our networks or systems, or those of AWS or our service providers;
•defects or errors in our products;
•any loss or decline in revenue from our largest customers;
•litigation by third parties for alleged infringement of their proprietary rights;
•exposure to substantial liability for intellectual property infringement and other losses from indemnity provisions in various agreements;
•our ability to integrate acquired businesses and technologies successfully or achieve the expected benefits of such acquisitions;
•the loss of our senior management and other key employees;
•our use of open source software;
•our reliance on SaaS technologies from third parties;
•potentially adverse tax consequences on our global operations and structure
•excessive credit card or fraudulent activity;
•unfavorable conditions in our industry or the global economy;
•requirement of additional capital to support our business and its availability on acceptable terms, if at all;
•exposure to foreign currency exchange rate fluctuations;
•our ability to use our net operating losses to offset future taxable income;
•our failure to maintain an effective system of disclosure controls and internal control over financial reporting;
•the risks of pandemics, earthquakes, fire, floods and other natural catastrophic events and to interruption by man-made problems such as power disruptions, computer viruses, data security breaches or terrorism;
•volatility of the trading price of our Class A common stock;
•potential decline in the market price of our Class A common stock due to substantial future sales of shares;
•requirement of a significant amount of cash to service our future debt; and,
•our ability to raise the funds necessary for cash settlement upon conversion of the Notes or to repurchase the Notes for cash.

PART I
Item 1. Business
Overview
Software developers are reinventing nearly every aspect of business today. Yet as developers, we repeatedly encountered an area where we could not innovate—communications. Because communication is a fundamental human activity and vital to building great businesses, we wanted to incorporate communications into our software applications, but the barriers to innovation were too high. Twilio was started to solve this problem in 2008.
Twilio spent the last 12 years building the leading cloud communication platform, but communications is just the beginning. Twilio's vision is to be the leading customer engagement platform, ultimately providing businesses with the holy grail—a single view of the customer journey. We believe the future of customer engagement will be written in software, by the developers of the world—our customers.
Cloud platforms are a category of software that enable developers to build and manage applications without the complexity of creating and maintaining the underlying infrastructure. These platforms have arisen to enable a fast pace of innovation across a range of categories, such as computing and storage. We are the leader in the cloud communications platform category. We enable developers to build, scale and operate real-time customer engagement within software applications.
We offer a customer engagement platform with software designed to address specific use cases, like account security and contact centers, and a set of Application Programming Interfaces ("APIs") that handles the higher-level communication logic needed for nearly every type of customer engagement. These APIs are focused on the business challenges that a developer is looking to address, allowing our customers to more quickly and easily build better ways to engage with their customers throughout their journey. We also offer a set of APIs that enable developers to embed voice, messaging, video and email capabilities into their applications, and are designed to support almost all the fundamental ways humans communicate, unlocking innovators to address just about any communication market. The Super Network is our software layer that allows our customers' software to communicate with connected devices globally. It interconnects with communications networks and inbox service providers around the world and continually analyzes data to optimize the quality and cost of communications that flow through our platform. The Super Network also contains a set of APIs giving our customers access to more foundational components of our platform, like phone numbers.
In February 2019 we acquired SendGrid, Inc. ("SendGrid"), the leading email API platform. Email is an important channel for businesses to communicate with their customers. Incorporating SendGrid's products into our platform allows us to enable businesses to engage with their customers via email effectively and at scale.
In November 2020 we acquired Segment io, Inc. ("Segment"), the market-leading customer data platform. Segment provides businesses a unified customer view to better understand their customers and engage more effectively. The acquisition expands and strengthens use cases across customer service, marketing, sales, product and analytics and accelerates Twilio’s journey to build the world’s leading customer engagement platform.
We had over 221,000 Active Customer Accounts as of December 31, 2020, representing organizations big and small, old and young, across nearly every industry, with one thing in common: they are competing by using the power of software to build differentiated customer engagement experiences. With our customer engagement platform, our customers are disrupting existing industries and creating new ones. For example, our customers' software applications use our platform to notify a diner when a table is ready, provide enhanced application security through two-factor authentication, connect potential buyers to real estate agents, and power large, omni-channel contact centers. The range of applications that developers build with the Twilio platform has proven to be nearly limitless.
Our goal is for Twilio to be in the toolkit of every software developer in the world. Because big ideas often start small, we encourage developers to experiment and iterate on our platform. We love when developers explore what they can do with Twilio, because one day they may have a business problem that they will use our products to solve.

As our customers succeed, we share in their success primarily through our usage-based revenue model. Our revenue grows as customers increase their usage of a product, extend their usage of a product to new applications or adopt a new product. We believe the most useful indicator of this increased activity from our existing customer accounts is our Dollar-Based Net Expansion Rate, which for historical periods through December 31, 2019, compares the revenue from a cohort of Active Customer Accounts, other than Variable Customer Accounts, in a period to the same period in the prior year. As previously announced in our Annual Report on Form 10-K filed with the SEC on March 2, 2020, commencing with the three-month period ended March 31, 2020, we calculate our Dollar-Based Net Expansion Rate by comparing total revenue from a cohort of Active Customer Accounts in a period to the same period in the prior year (the "New DBNE Definition"). Under the new DBNE Definition, our Dollar-Based Net Expansion Rate was 137% and 135% for the years ended December 31, 2020 and 2019, respectively. See Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Key Business Metrics—Dollar-Based Net Expansion Rate."
Our Platform Approach
Twilio's mission is to be the leading customer engagement platform. We enable developers to build, scale and operate real-time communications within software applications, ultimately empowering every developer and company to improve their interactions with their customers through software. We believe that by giving developers the power to build with software at every level of their business we enable businesses to create novel and creative new consumer experiences that delight their customers and enable them to differentiate from their competitors.
Our platform approach enables developers to build this future. Using our software, developers are able to incorporate communications into applications that span a range of industries and functionalities. Our technology partner customers also embed our products in solutions they sell to other businesses.
Part of our core strategy is to provide a broad set of lower-level building blocks that can be used to build practically any digital experience. By doing this, we allow developers' creativity to flourish across the widest set of use cases—some of which have not even been invented yet.
What are some of the common customer problems we are solving?
•Contact Center. Twilio gives companies complete control and flexibility to rapidly deploy remote agents, digital channels, self-service and integrations for lower costs and higher productivity.
•Alerts & Notifications. From delivery notifications to critical emergency alerts, Twilio provides the building blocks to develop critical communications across short message service ("SMS"), voice and email channels.
•User Verification. Customers can use a globally optimized multi-channel user verification solution to combat fraud, reduce fake user sign-ups and authorize sensitive account actions.
•Field services & contactless delivery. Our customers can use Twilio Conversations to ensure privacy with masked communications, provide granular session control over user permissions, session duration and roles and keep private information private.
•Customer Loyalty. Customers can send reminders about reward programs through email or SMS to drive repeat purchases through loyalty incentives.
•Twilio For Good. Twilio partners with nonprofit organizations through Twilio.org, our social impact division, to use the power of communications to help solve social challenges, such as an SMS hotline to fight human trafficking, an emergency volunteer dispatch system, appointment reminders for medical visits in developing nations and more.

Our Platform
Segment Customer Data Platform
Our acquisition of Segment added the leading customer data platform to Twilio's platform. While every business needs a complete view of their customers, data is typically siloed across many disparate systems. Segment's platform and APIs allow companies to collect, clean and control their customer data, providing a single view of customers across channels for more effective engagement. This insight enables businesses to delight their customers with personalized, timely and impactful communications on the right channel at the right time. The Segment platform includes:
•Connections. Collect event data from mobile apps, websites and servers with one API, then pull in contextual data from cloud-based apps like customer relationship management (“CRM”), payment systems and internal databases to build a unified picture of the customer.

•Personas. Use identity resolutions to take event data from across devices and channels, merge the data together, and create unified customer profiles to build and enrich audiences, and activate audiences across marketing tools with a single view of the customer.

•Privacy. Comply with laws and regulations, such as General Data Protection Regulation (“GDPR”) and the California Consumer Privacy Act of 2018 ("CCPA"), using Segment’s privacy tools.

•Protocols. Standardize data collection to create a single source of truth for customer data that is clean, consistent, and compliant, and adheres to a well thought out tracking plan.
Channel APIs
Our Channel APIs consist of software products that can be used individually or in combination to build rich contextual communications within applications. We do not aim to provide complete business solutions, rather to offer flexible building blocks that enable our customers to build what they need. Our easy-to-use developer APIs provide a programmatic channel to access our software. Developers can utilize our intuitive programming language, TwiML, to specify application functions, such as <Dial>, <Record> and <Play>, leveraging our software to manage the complexity of executing the specified functions. Our Channel APIs include:
Messaging
Twilio Programmable Messaging is an API to send and receive SMS, multimedia message service ("MMS") and over-the-top ("OTT") (WhatsApp and Facebook Messenger) messages globally. It uses intelligent sending features to ensure messages reliably reach end users wherever they are. Our customers build use cases, such as appointment reminders, delivery notifications, order confirmations and customer care. Programmable Messaging includes:
•SMS. Programmatically send and receive SMS messages around the world, supporting localized languages in nearly every market. This includes support for the new 10-digit long code routes in the United States ("U.S.").
•MMS. Exchange picture messages and more over U.S. and Canadian phone numbers from customer applications with built-in image transcoding and media storage.
•Toll-Free SMS. Send and receive text messages with the same toll-free number used for voice calls in the U.S. and Canada.
•High-Throughput Toll-Free SMS. Starting at 25 messages per second, High-Throughput Toll Free SMS lets you send and receive a higher volume of messages with the same toll-free number used for voice calls in the U.S. and Canada.
•OTT channels. Programmatically send, receive and track messages to messaging apps such as WhatsApp and Facebook Messenger globally.
We charge on a per-message basis for most of our Programmable Messaging products.

Voice
Twilio Programmable Voice allows developers to build solutions to make and receive phone calls globally. They can make, manage and route calls to a browser, an app, a phone or anywhere else one can take a call. Developers can also incorporate advanced voice functionality such as text-to-speech, conferencing, recording and transcription. Through advanced call control software, developers can build customized applications that address use cases such as contact centers, call tracking and analytics solutions and anonymized communications. Our voice software works over both the traditional public switched telephone network ("PSTN") and over Internet Protocol ("VoIP"). Programmable Voice includes:
•Twilio Voice. Initiate, receive and manage phone calls globally, end to end through traditional voice technology or between web browsers and landlines or mobile phones.
•Call Recording. Securely record, store, transcribe and retrieve voice calls in the cloud.
•Global Conference. Integrate audio conferencing that intelligently routes calls through cloud data centers in the closest geographic region to reduce latency.
•Voice Insights. Call quality and performance data at your fingertips. Beyond details of a single call, every account on Twilio has access to the Voice Insights Dashboard, a powerful tool in Twilio Console that provides out-of-the-box visibility to key performance indicators and data to understand changes in call behavior.
•Media Streams. Allows for real-time access to the raw audio stream of your phone calls. Through Media Streams you can fork the media of a phone call in real-time, effectively creating a copy of the initial audio stream that can be routed to your own application or to a third party to power advanced capabilities of your choosing.
•SHAKEN/STIR. Signature-based Handling of Asserted Information Using toKENs ("SHAKEN") and Secure Telephone Identity Revisited ("STIR") standards (together, "SHAKEN/STIR") is a protocol mandated by the Federal Communications Commission ("FCC") to combat the rise in unwanted robocalls and unlawful caller ID spoofing. When adopted, carriers can present a trust indicator, like “Caller Verified”, to recipients’ phones. SHAKEN/STIR is free to all Twilio customers and allows them to increase answer rates for their calls by giving their calls the highest attestation under the SHAKEN and STIR caller authentication framework.
•Programmable Voice Session Initiation Protocol ("SIP") Interfaces. Enables voice infrastructure to be augmented with cloud capabilities.
•Emergency Calling. Twilio’s Emergency Calling for SIP API enables emergency call routing to Public Safety Answering Points ("PSAPs") in the U.S., Canada and the United Kingdom ("UK").
•Bring Your Own Carrier Trunking ("BYOC"). Enables connection of customer’s PSTN carrier to Twilio’s programmable platform.
Email
The Twilio SendGrid Email API solves email delivery challenges at scale and ensures our customers’ email program lives up to their product experience. Our Email API provides the flexibility for our customers to build customized solutions, as well as helpful shortcuts to streamline integration and optimize their inbox placement. Businesses use our email products for both marketing messages as well as transactional emails, including shipping notifications, friend requests, password resets and sign-up confirmations. Twilio SendGrid Email API includes:
•Integrations. Businesses can integrate our email API with multiple leading development frameworks and client libraries, including Node.js, Ruby, Python, Go, Hypertext Preprocessor, Java and C#.
•Internet Protocol (“IP”) Management. Domains and links can be customized, whether sending from shared IP address pools or from a dedicated IP address, to improve reputation management and delivery.
•Deliverability. Our real-time email address validation API checks email address legitimacy before sending to improve deliverability.

•Sender Authentication. Our custom Sender Policy Framework and DomainKeys Identified Mail record creation is designed to eliminate domain spoofing and phishing.
•Mobile support. Our deep linking functionality enables email engagement for mobile apps.
•Security. Our two-factor authentication, API key permissions and Event Webhook Security helps enable secure management of our Email API by our customers.
Conversations
Twilio Conversations is a unified conversational API that is pre-integrated with SMS, MMS, WhatsApp and Chat and supports cross-channel, multiparty conversations. It includes software that support groups, cross-channel orchestration and conversation durations. This extends the functionality of our Messaging channels and enables developers to use one API regardless of the channel their end-users support.
Video
Programmable Video provides developers with the building blocks to add voice and video to web and mobile applications. Developers can address multiple use cases such as video consultations, telemedicine, distance learning, recruiting, social networking and more by using Programmable Video’s global cloud infrastructure to build on WebRTC. They can use our JavaScript, iOS or Android SDKs, quickstarts and open source sample code to launch applications in minutes, then customize them to meet the unique needs of their use case.
Solutions
As we observe the customer use cases that are most common and the workflows our customers find most challenging, we create Solutions. We bring these Solutions to a broader audience, including non-technical customers, in the form of higher level APIs. These solutions are built on top of our Channel APIs to offer more fully implemented functionality for a specific purpose, such as contact center or two-factor authentication. This saves developers significant time in building their applications. The higher level APIs in this layer of our platform are focused on addressing a massive opportunity to recreate and modernize the field of customer engagement. We charge on a per-seat or per-use basis for our Solutions, which include:
Contact Center
Businesses must continually adapt to stay ahead of customers’ changing expectations. Twilio Flex is the industry’s only fully programmable contact center platform that allows companies to deploy a broad array of customer engagement channels while providing the tools to easily create, change or extend any part of their custom solution. Twilio Flex enables businesses to rapidly deploy tailored cloud contact centers free from the limitations of software-as-a-service ("SaaS") applications.
User Verification
Online fraud has exploded from a minor nuisance to a major factor in how businesses operate today. Twilio Verify is a managed solution that takes care of channel orchestration and management as well as security and business logic. Using our two-factor authentication APIs ("Twilio Authy"), developers can add an extra layer of security to their applications with second-factor passwords sent to a user via SMS, voice, email or push notifications. Twilio Authy provides user authentication codes through a variety of formats based on the developer’s needs. Codes can be delivered through the Authy app on registered mobile phones, desktop or smart devices or via SMS and voice automated phone calls. In addition, authentication can be determined through a push notification on registered smartphones. To allow developers to know exactly who they are sending messages to, Twilio Lookup allows developers to validate number format, device type and provider prior to sending messages or initiating calls.
Marketing Campaigns
Marketing Campaigns help digital marketers build and send email campaigns at scale and faster than ever. With drag and drop editing, approachable automation and powerful contacts management, Marketing Campaigns help marketers attract and retain customers more efficiently. Marketing Campaigns include email design and templates, list management, dynamic content and email testing.

Super Network
While developers build applications with our software, Twilio manages the connections between the internet and the global telecommunications network. We call this the Twilio Super Network and it is a global network of connections with numerous carriers globally to provide connectivity in approximately 80 countries.
We do not own any physical network infrastructure. We use software to build a high performance network that optimizes performance for our customers, provides resiliency and redundancy to our platform and helps to minimize disruption from carrier delays or outages. Through handling massive volumes of traffic, we are able to detect issues often before our customers or carrier partners do. We receive real-time feedback on handset deliverability through a number of carriers and destinations and we use this data for our own routing decisions.
The Twilio Super Network operates a 24/7 global operations center that constantly monitors the carrier networks, alongside Twilio’s dedicated communications engineers who optimize for changing traffic patterns. The Super Network also contains a set of APIs giving our customers access to more foundational components of our platform, like phone numbers, and SIP Trunking. The Super Network features include:
•Phone Number Provisioning. Acquire local, national, mobile and/or toll-free phone numbers on demand in approximately 80 countries and connect them into the customers’ applications.
•Short Codes. Typically five to six digit phone number used to send and receive a high-volume of messages per second.
•Elastic SIP Trunking. Connect legacy voice applications to our Super Network over IP infrastructure with globally available phone numbers and pay-as-you-go pricing. Twilio’s Emergency Calling for SIP Trunking feature enables emergency call routing to PSAPs in the US, Canada and the UK.
•Interconnect. Connect privately to Twilio to enable enterprise grade security and quality of service for Twilio Voice and Elastic SIP Trunking. We charge on a per-minute or per-phone number basis for most of our Super Network products.
IoT
The most challenging aspect of connecting previously unconnected devices lies in making the connection reliable and secure enough to perform and add value for years on end. Twilio’s IoT offerings therefore make connectivity simpler and coding of connected devices more reliable so that our customers can focus on building differentiated IoT experiences versus building and maintaining the required infrastructure underneath. Our customers use Twilio IoT for use cases, such as asset or fleet tracking, smart building management, consumer wearables (often pulling in other Twilio products such as Voice, Video, and Flex), predictive maintenance and inventory management.
Our Business Model for Innovators
Our goal is to include Twilio in the toolkit of every developer in the world. Because big ideas often start small, developers need the freedom and tools to experiment and iterate on their ideas.
In order to empower developers to experiment, our developer-first business model is low friction, eliminating the upfront costs, time and complexity that typically hinder innovation. Additionally, our model encourages experimentation and enables developers to grow as customers as their ideas succeed. Developers can begin building with a free trial. They have access to self-service documentation and free customer support to guide them through the process. Once developers determine that our software meets their needs, they can flexibly increase consumption and pay based on usage. In short, we acquire developers like consumers and enable them to spend like enterprises.

Our Growth Strategy
We are the leader in the cloud communications platform category based on revenue, market share and reputation and intend to continue to set the pace for innovation. We will continue to invest aggressively in our platform approach, which prioritizes increasing our reach and scale. We intend to pursue the following growth strategies:
•Continue Significant Investment in our Technology Platform.  We will continue to invest in building new software capabilities and extending our platform to bring the power of contextual customer engagement to a broader range of applications, geographies and customers. We have a substantial research and development team, comprising approximately 42% of our headcount as of December 31, 2020.
•Grow Our Developer Community and Accelerate Adoption.  We will continue to enhance our relationships with developers globally and seek to increase the number of developers on our platform. In addition to adding new developers, we believe there is significant opportunity for revenue growth from developers who already have registered accounts with us but have not yet built their software applications with us, or whose applications are in their infancy and will grow with Twilio into an Active Customer Account. As of December 31, 2020, we had more than 221,000 Active Customer Accounts on our platform.
•Increase Our International Presence.  Our platform serves over 180 countries today, making it as simple to communicate from São Paulo as it is from San Francisco. Customers outside the U.S. are increasingly adopting our platform, and for the years ended December 31, 2020 and 2019, revenue from international customer accounts accounted for 27% and 29% of our total revenue, respectively. We are investing to meet the requirements of a broader range of global developers and enterprises. We plan to grow internationally by continuing to expand our operations outside of the U.S. and collaborating with international strategic partners.
•Further Penetrate the Enterprises.  We plan to drive greater awareness and adoption of Twilio from enterprises across industries. We intend to further increase our investment in sales and marketing to meet evolving enterprise needs globally, in addition to extending our enterprise-focused use cases and platform capabilities, like our Twilio Enterprise Plan. Additionally, we believe there is significant opportunity to expand our relationships with existing enterprise customers.
•Expand Our Partner Channel.  Our Twilio Build partner program is focused on growing our community of technology and consulting partners. Twilio Build's ecosystem of partners offers customers both packaged applications and consulting expertise that make it possible for any customer to innovate with Twilio regardless of region, industry, business model or development resources. To help our partners grow their businesses and innovate for their customers, this program provides go-to-market support, certification and training programs and a partner success team. We have relationships with a number of technology partner customers that embed our products in the solutions that they sell to other businesses. We intend to expand our relationships with existing technology partner customers and to add new technology partner customers. We plan to invest in a range of initiatives to encourage increased collaboration with, and generation of revenue from, technology partner customers. We have started developing relationships with consulting partners who provide consulting and development services for organizations that have limited software development expertise to build our platform into their software applications. We intend to continue to invest in and develop the ecosystem for our solutions in partnership with consulting partners to accelerate awareness and adoption of our platform.
•Selectively Pursue Acquisitions and Strategic Investments.  We may selectively pursue acquisitions and strategic investments in businesses and technologies that strengthen our platform. From 2015 through 2020, we made several acquisitions which have allowed us to expand our platform and service offerings to include features such as a cloud-based API to seamlessly embed two-factor authentication and phone verification into any application, Web Real-Time-Communication ("Web RTC") media processing technologies, contact center analytics, software mobile network infrastructure and language recognition capabilities. In addition, our acquisition of SendGrid in February 2019 allowed us to add a leading e-mail API platform to our product offerings and our acquisition of Segment in November 2020 allowed us to add the market-leading customer data platform to our product offerings.

The Twilio Magic
We believe there's a unique spirit to Twilio, manifested in who we are and how we work together. These are the principles we use to build an impactful, high growth business while staying true to ourselves. Collectively, these principles guide how we act, how we make decisions and how we win.
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
Write It Down. Our business is complex, so take the time to express yourself in prose—for your sake and for the folks with whom you're collaborating.
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
Draw the Owl. There's no instruction book, it's ours to write. Figure it out, ship it and iterate. Invent the future, but don't wing it.
Don't Settle. Expect the best from yourself and others, because there's no feeling greater than being proud of our work. Hire the best people for every role.
Twilio.org
We believe we can create greater social good through better communications. Through Twilio.org, which is a part of our company and not a separate legal entity, we donate and discount our products to nonprofits who use our products to engage their audience, expand their reach and focus on making a meaningful change in the world. Twilio.org's mission is to fuel communications that give hope, power, and freedom with a 10-year goal to help one billion people every year. In 2015, we reserved 1% of our common stock to fund our social impact at Twilio.org. In March 2019, we increased the Twilio.org share reserve by 203,658 shares of Class A common stock to account for a similar program previously operated by SendGrid, Inc., one of our wholly owned subsidiaries, which we acquired in February 2019. Since 2015, Twilio.org has made several donations consistent with its philanthropic goals, which were treated as charitable contributions and recorded in general and administrative expenses in our consolidated statements of operations included elsewhere in this Annual Report on Form 10-K. As of December 31, 2020, the total remaining shares of Class A common stock reserved for Twilio.org was 707,265.

Our Employees and Human Capital Resources
As of December 31, 2020, we had a total of 4,629 employees, including 1,369 employees located outside of the U.S. None of our U.S. employees are represented by a labor union with respect to their employment. Employees in certain of our non-U.S. subsidiaries have the benefits of collective bargaining arrangements at the national level. We consider our relations with our employees to be good and have not experienced interruptions of operations or work stoppages due to labor disagreements.
Diversity and Inclusion
At Twilio, we strive to build a diverse workforce, promote equity in our practices, and create inclusive communities for all Twilions to thrive. Our mission is to foster an equitable approach to hiring, delivering on a promise of equality for all in career development, compensation and growth, and to continuously improve a sense of inclusion for everyone at Twilio. In the wake of this summer's racial injustices, which continue to plague the country, we created a Racial Justice and Equity accountability priority that included a commitment to becoming an anti-racist company. We believe that a company culture focused on equity and driving toward being anti-racist is a key driver in being better corporate citizens, creating a more inclusive workplace, attracting the best talent, and ultimately delivering better business performance. Some of the programs that came out of this accountability priority included “Be Inclusive” diversity and inclusion training for People Managers. We also developed a “RiseUp” professional development program for our top Black and Latinx managers. Our Black and Latinx managers also received an opportunity for professional coaching through the “Better Up Coaching” platform as a way to continue career development. This platform provided access to coaches of color and various backgrounds to offer support and development. We were also able to hire our first Chief Diversity Officer who sits on the executive team, with a reporting line to our CEO.
In addition, we work hard to maintain and enhance our diverse and inclusive environment, creating a workplace where people are highly valued and are empowered to do their best work. Our employee resource groups, such as Black Twilions, Latinx @ Twilio, Remoties, Asians @ Twilio, Spectrum, the Family Nest, Warriors, Twilipinos, Women @ Twilio, and Wonder offer our employees support, mentoring and networking opportunities and help to foster a friendly and diverse workplace.
Compensation and Benefits
Twilio is committed to delivering a comprehensive compensation and benefits program that provides support for all of our employees’ well-being. We provide competitive compensation and benefits to attract and retain talented employees, including offering market-competitive salary, bonuses or sales commissions, and equity. We generally offer full-time employees equity at the time of hire and through annual equity grants, as well as provide an employee stock purchase plan, to foster a strong sense of ownership and engage our employees in being committed to our long-term success.
We ensure that our compensation is fair for all employees, regardless of classifications, such as race and gender. We routinely run a rigorous statistical analysis to ensure compensation is fair, taking into account factors that should impact pay, like role, level, location and performance.
Our full-time employees are eligible to receive, subject to the satisfaction of certain eligibility requirements, our comprehensive benefits package including our medical, dental and vision insurance and life and disability insurance plans. In addition, we provide time off, as well as maintain a tax-qualified 401(k) retirement plan that provides eligible U.S employees with an opportunity to save for retirement on a tax-advantaged basis. In 2020, we matched 50% of the first 6% of contributions by plan participants, subject to annual contribution limits set forth in the Internal Revenue Code of 1986, as amended.
In structuring these benefit plans, we seek to provide an aggregate level of benefits that are comparable to those provided by similar companies.
COVID-19 Response
To support employee well-being, Twilio established a number of new programs in response to the COVID-19 pandemic and the transition to full-time work from home. We established No Meeting Fridays, created flexible work schedule options, gave employees a home office stipend, a caregiver stipend, free Care.com membership and paid time off through our COVID-19 Support Leave to care for themselves or family members impacted by COVID-19.

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
As of December 31, 2020, we had 1,931 employees in our research and development organization. We intend to continue to invest in our research and development capabilities to extend our platform and bring the power of contextual communications to a broader range of applications, geographies and customers.
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
Once developers are introduced to our platform, we provide them with a low-friction trial experience. By accessing our easy-to-configure APIs, extensive self-service documentation and customer support team, developers can build our products into their applications and then test such applications during an initial free trial period that we provide. Once they have decided to use our products beyond the initial free trial period, customers provide their credit card information and only pay for the actual usage of our products, for a majority of our products. Our Flex contact center platform is generally offered on a per user, per month basis or on a usage basis per agent hour. Our email API is offered on a monthly subscription basis, while our Marketing Campaigns product is priced based on the number of email contacts stored on our platform and the number of monthly emails sent to those contacts through our email API. Our self-serve pricing matrix is publicly available and it allows for customers to receive tiered discounts as their usage of our products increases. As customers' use of our products grows larger, some enter into negotiated contracts with terms that dictate pricing, and typically include some level of minimum revenue commitments. Historically, we have acquired the substantial majority of our customers through this self-service model. As customers expand their usage of our platform, our relationships with them often evolve to include business leaders within their organizations. Once our customers reach a certain spending level with us, we support them with account managers or customer success advocates to ensure their satisfaction and expand their usage of our products.
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
As of December 31, 2020, we had 2,093 employees in our sales and marketing organization.

Customer Support
We have designed our products and platform to be self-service and to require minimal customer support. To enable this, we provide all of our users with helper libraries, comprehensive documentation, how-tos and tutorials. We supplement and enhance these tools with the participation of our engaged developer community. In addition, we provide support options to address the individualized needs of our customers. All developers get free support and system status notifications. Our developers can also engage with the broader Twilio community to resolve issues.
We also offer three paid tiers of support with increasing levels of availability and guaranteed response times. Our highest tier plan, intended for our largest customers, includes a dedicated support engineer, duty manager coverage and quarterly status reviews. Our support model is global, with 24x7 coverage and support offices located in the U.S., Ireland, Colombia, India, and Singapore. We currently derive an insignificant amount of revenue from fees for customer support.
We also offer professional services which provide in-depth, hands-on, fee-based packages of advisory, software architecture, integration and coding services to existing and prospective customers and partners to optimize their use of the Twilio platform. Our goal is to help our customers achieve business results faster. Offerings include services for implementing contact center solutions, email implementation and deliverability, and configuration and integration of communications capabilities.
Competition
The market for cloud communication platforms is rapidly evolving and increasingly competitive. We believe that the principal competitive factors in our market are:
•completeness of offering;
•credibility with developers;
•global reach;
•ease of integration and programmability;
•product features;
•platform scalability, reliability, security and performance;
•brand awareness and reputation;
•the strength of sales and marketing efforts;
•customer support; and,
•the cost of deploying and using our products.
We believe that we compete favorably on the basis of the factors listed above. We believe that none of our competitors currently competes directly with us across all of our product offerings.
Our competitors fall into four primary categories:
•legacy on-premises vendors;
•regional network service providers that offer limited developer functionality on top of their own physical infrastructure;
•smaller software companies that compete with portions of our product line; and,
•SaaS companies and cloud platform vendors that offer prepackaged applications and platforms.

Some of our competitors have greater financial, technical and other resources, greater name recognition, larger sales and marketing budgets and larger intellectual property portfolios. As a result, certain of our competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards or customer requirements. In addition, some competitors may offer products or services that address one or a limited number of functions at lower prices, with greater depth than our products or in geographies where we do not operate. With the introduction of new products and services and new market entrants, we expect competition to intensify in the future. Moreover, as we expand the scope of our platform, we may face additional competition.
Intellectual Property
We rely on a combination of patent, copyright, trademark and trade secret laws in the U.S. and other jurisdictions, as well as license agreements and other contractual protections, to protect our proprietary technology. We also rely on a number of registered and unregistered trademarks to protect our brand.
As of December 31, 2020, in the U.S., we had been issued 157 patents, which expire between 2029 and 2039. As of such date, we also had 33 issued patents in foreign jurisdictions, all of which are related to U.S. patents and patent applications. We have also filed various applications for protection of certain aspects of our intellectual property in the U.S. and internationally. In addition, as of December 31, 2020, we had 41 trademarks registered in the U.S. and 257 trademarks registered in foreign jurisdictions.
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

For example, the General Data Protection Regulation ("GDPR"), which took full effect on May 25, 2018, enhanced data protection obligations for businesses and requires service providers (data processors) processing personal data on behalf of customers to cooperate with European data protection authorities, implement security measures and keep records of personal data processing activities. Noncompliance with the GDPR can trigger fines equal to the greater of €20 million or 4% of global annual revenue. Given the breadth and depth of changes in data protection obligations, meeting the requirements of GDPR has required significant time and resources, including a review of our technology and systems currently in use against the requirements of GDPR. We have taken steps to comply with GDPR, including integrating GDPR-compliant privacy protections into our products and platform, commercial agreements and record-keeping practices to help us and our customers meet the compliance obligations of GDPR. However, additional EU laws and regulations (and member states' implementations thereof) further govern the protection of consumers and of electronic communications. If our efforts to comply with GDPR or other applicable U.S., federal, state or foreign laws and regulations are not successful, we may be subject to penalties and fines that would adversely impact our business and results of operations, and our ability to conduct business in the EU or other regions could be significantly impaired.
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
Compliance with these laws and regulations has not had, and is not expected to have, a material effect on our capital expenditures, results of operations and competitive position as compared to prior periods, and we do not currently anticipate material capital expenditures for environmental control facilities, of which we currently have none. For additional information about government regulation applicable to our business, see Part I, Item 1A, “Risk Factors” in this Annual Report on Form 10-K.
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
Twilio, the Twilio logo and other trademarks or service marks of Twilio appearing in this Annual Report on Form 10-K are the intellectual property of Twilio. Trade names, trademarks and service marks of other companies appearing in this Annual Report on Form 10-K are the intellectual property of their respective holders.
Information about Geographic Revenue
Information about geographic revenue is set forth in Note 11 of our Notes to Consolidated Financial Statements included in Part II, Item 8, "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.
Available Information
Our filings are available to be viewed and downloaded free of charge through our investor relations website after we file them with the Securities and Exchange Commission ("SEC"). Our filings include our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, our Proxy Statement for our annual meeting of stockholders, Current Reports on Form 8-K and other filings with the SEC. Our investor relations website is located at http://investors.twilio.com. The SEC also maintains an Internet website that contains periodic and current reports, proxy statements and other information about issuers, like us, that file electronically with the SEC. The address of that website is www.sec.gov.
We webcast our earnings calls and certain events we participate in or host with members of the investment community on our investor relations website. Additionally, we provide notifications of news or announcements regarding our financial performance, including SEC filings, investor events, press and earnings releases, and blogs as part of our investor relations website. Further corporate governance information, including our corporate governance guidelines and code of business conduct and ethics, is also available on our investor relations website under the heading "Governance." The contents of our websites are not intended to be incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file with the SEC, and any references to our websites are intended to be inactive textual references only.

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
The COVID-19 pandemic and efforts to control its spread have significantly curtailed the movement of people, goods and services worldwide, including in most or all of the regions in which we sell our products and services and conduct our business operations. While the duration and severity of the COVID-19 outbreak and the degree and duration of its impact on our business continues to be uncertain and difficult to predict, compliance with social distancing and shelter-in-place measures have impacted our day-to-day operations. Like many other companies, including our customers and prospective customers, our employees continue to work from home and we have restricted business travel for the time being. Additionally, in response to the COVID-19 pandemic, we held SIGNAL, our annual developer and customer conference, on September 30, 2020 and October 1, 2020, as a virtual event. We have also cancelled, postponed, or shifted other planned events to virtual-only experiences and we may deem it advisable to similarly alter, postpone or cancel entirely additional customer, employee or industry events in the future.
The continued spread of COVID-19 has had an adverse impact on the business of some of our customers while other customers in certain industries have seen an increase in customer demand. COVID-19 could still have an adverse impact on our business partners and third-party business partners. The continuing crisis could also potentially lead to an ongoing global economic downturn, which could result in constrained supply or reduced customer demand and willingness to enter into or renew contracts with us, any of which could adversely impact our business, results of operations and overall financial performance in future periods. Specifically, we often enter into annual or multi-year, minimum commitment arrangements with our customers. If customers fail to pay us or reduce their spending with us, we may be adversely affected by an inability to collect amounts due, the cost of enforcing the terms of our contracts, including litigation, or a reduction in revenue. We may also experience impact from delayed sales cycles, including customers and prospective customers delaying contract signing or contract renewals, or reducing budgets or minimum commitments related to the product and services that we offer. In addition, as companies transition to supporting a fully remote workforce and as individuals increasingly utilize voice, video and messaging for their communication needs, there will be increased strain and demand for telecommunications infrastructure, including our voice, video and messaging products. Supporting increased demand will require us to make additional investments to increase network capacity, the availability of which may be limited. For example, if the data centers that we rely on for our cloud infrastructure and the network service providers that we interconnect with are unable to keep up with capacity needs or if governmental or regulatory authorities determine to limit our bandwidth, customers may experience delays, interruptions or outages in service. From time to time, including during the COVID-19 pandemic, our data center suppliers and our network service providers have had some outages which resulted in disruptions to service for some of our customers. In certain jurisdictions, governmental and regulatory authorities had announced that during the COVID-19 pandemic, telecommunications operators' implementation of traffic management measures may be justified to avoid network congestion. Such traffic management measures could result in customers experiencing delays, interruptions or outages in services. Any of these events could harm our reputation, erode customer trust, cause customers to stop using our products, impair our ability to increase revenue from existing customers, impair our ability to grow our customer base, subject us to financial penalties and liabilities under our service level agreements and otherwise harm our business, results of operations and financial condition.
Changes to consumer behavior may also affect customers who use our products and services for confirmations, notifications, and related use cases. For example, in the three months ended December 31, 2020, we continued to experience increased usage of our platform in industries such as healthcare, education, consumer on-demand and retail. In addition, in the three months ended December 31, 2020, we experienced a modest rebound in usage levels from customers in the travel and hospitality industry, while the ridesharing industry remained below pre-COVID-19 levels. It has been and, until the COVID-19 pandemic is contained, will continue to be more difficult for us to forecast usage levels and predict revenue trends.

Additionally the COVID-19 pandemic has adversely affected global economic and market conditions, which are likely to continue for an extended period, and which could result in decreased business spending by our customers and prospective customers, reduced demand for our solutions, longer sales cycles and lower renewal rates by our customers, all of which could have an adverse impact on our business operations and financial condition. While we have developed and continue to develop plans to help mitigate the potential negative impact of the outbreak on our business, these efforts may not be effective and a protracted economic downturn may limit the effectiveness of our mitigation efforts.
We have experienced rapid growth and expect our growth to continue, and if we fail to effectively manage our growth, then our business, results of operations and financial condition could be adversely affected.
We have experienced substantial growth in our business since inception. For example, our headcount has grown from 2,905 employees on December 31, 2019 to 4,629 employees on December 31, 2020. We have moved to a virtual on-boarding process since the imposition of COVID-19 restrictions on certain business activities. In addition, we are rapidly expanding our international operations. Our international headcount grew from 720 employees as of December 31, 2019 to 1,369 employees as of December 31, 2020. We expect to continue to expand our international operations in the future. We have also experienced significant growth in the number of customers, usage and amount of data that our platform and associated infrastructure support. This growth has placed and may continue to place significant demands on our corporate culture, operational infrastructure and management, particularly in light of virtual on-boarding and limited connectivity.
We believe that our corporate culture has been a critical component of our success. We have invested substantial time and resources in building our team and nurturing our culture. As we expand our business in the U.S. and non-U.S. regions and mature as a public company, we may find it difficult to maintain our corporate culture while managing this growth. Any failure to manage our anticipated growth and organizational changes in a manner that preserves the key aspects of our culture could hurt our chance for future success, including our ability to recruit and retain employees, and effectively focus on and pursue our corporate objectives. This, in turn, could adversely affect our business, results of operations and financial condition.
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
Our results of operations, including the levels of our revenue, cost of revenue, gross margin and operating expenses, have fluctuated from quarter to quarter in the past and may continue to vary significantly in the future. These fluctuations are a result of a variety of factors, many of which are outside of our control, and may be difficult to predict and may or may not fully reflect the underlying performance of our business. If our quarterly results of operations or forward-looking quarterly and annual financial guidance fall below the expectations of investors or securities analysts, then the trading price of our Class A common stock could decline substantially. Some of the important factors that may cause our results of operations to fluctuate from quarter to quarter include:
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

•changes in laws, industry standards, regulations or regulatory enforcement in the United States or internationally, such as the invalidation of the EU-U.S. Privacy Shield by the Court of Justice of the European Union, the implementation and enforcement of new global privacy laws, such as the General Data Protection Regulation (“GDPR”), the California Consumer Privacy Act of 2018 ("CCPA") and Brazil's General Data Protection Law (Lei Geral de Proteção de Dados Pessoais) (Law No. 13,709/2018), and the adoption of SHAKEN/STIR and other robocalling prevention and anti-spam standards, all of which increase compliance costs;
•the number of new employee hires during a particular period;
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
•the impact of new accounting pronouncements; and,
•fluctuations in stock-based compensation expense.
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
Additionally, global pandemics such as COVID-19 as well as certain large scale events, such as major elections and sporting events, can significantly impact usage levels on our platform, which could cause fluctuations in our results of operations. We expect that significantly increased usage of all communications platforms, including ours, during certain seasonal and one-time events could impact delivery and quality of our products during those events. We also tend to experience increased expenses in connection with the hosting of SIGNAL, which we plan to continue to host annually. Such annual and one-time events may cause fluctuations in our results of operations and may impact both our revenue and operating expenses.
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
From time to time, our customers have complained about our products, such as complaints about our pricing and customer support. If we do not handle customer complaints effectively, then our brand and reputation may suffer, our customers may lose confidence in us and they may reduce or cease their use of our products. In addition, many of our customers post and discuss on social media about Internet-based products and services, including our products and platform. Our success depends, in part, on our ability to generate positive customer feedback and minimize negative feedback on social media channels where existing and potential customers seek and share information. If actions we take or changes we make to our products or platform upset these customers, then their online commentary could negatively affect our brand, reputation and customer trust. Complaints or negative publicity about us, our products or our platform could adversely impact our ability to attract and retain customers, our business, results of operations and financial condition.
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
The market for our products and platform is still relatively new and evolving, may decline or experience limited growth and is dependent in part on developers continuing to adopt our platform and use our products.
We were founded in 2008, and we have been developing and providing a cloud‑based platform that enables developers and organizations to integrate voice, messaging, video and email communications capabilities into their software applications. This market is relatively new and evolving and is subject to a number of risks and uncertainties. We believe that our revenue currently constitutes a significant portion of the total revenue in this market, and therefore, we believe that our future success will depend in large part on the growth, if any, and evolution of this market. The utilization of APIs by developers and organizations to build communications functionality into their applications is still relatively new, and developers and organizations may not recognize the need for, or benefits of, our products and platform. Moreover, if they do not recognize the need for and benefits of our products and platform, they may decide to adopt alternative products and services to satisfy some portion of their business needs. In order to grow our business and extend our market position, we intend to focus on educating developers and other potential customers about the benefits of our products and platform, expanding the functionality of our products and bringing new technologies to market to increase market acceptance and use of our platform. Our ability to expand the market that our products and platform address depends upon a number of factors, including the cost, performance and perceived value associated with such products and platform. The market for our products and platform could fail to grow significantly or there could be a reduction in demand for our products as a result of a lack of developer acceptance, technological challenges, competing products and services, decreases in spending by current and prospective customers, weakening economic conditions and other causes. If our market does not experience significant growth or demand for our products decreases, then our business, results of operations and financial condition could be adversely affected.
Our actual or perceived failure to comply with increasingly stringent laws, regulations, and contractual obligations relating to privacy, data protection, and data security could harm our reputation and subject us to significant fines and liability.
We and our customers are subject to numerous domestic and foreign privacy, data protection, and data security laws and regulations that restrict the collection, use, disclosure and processing of personal information, including financial and health data. These laws and regulations are evolving, are being tested in courts, may result in increasing regulatory and public scrutiny of our practices relating to personal information and may increase our exposure to regulatory enforcement action, sanctions, and litigation.
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
For example, the EU adopted the GDPR, which took effect on May 25, 2018, and imposes stringent penalties for noncompliance. Companies that violate the GDPR can face private litigation, restrictions or prohibitions on data processing, and fines of up to the greater of €20 million or 4% of global annual revenues. The GDPR imposes comprehensive privacy, data protection, and data security obligations on businesses and requires service providers (data processors) processing personal information on behalf of customers to, among other things, make contractual privacy, data protection, and data security commitments, cooperate with European data protection authorities, implement security measures, give data breach notifications, and keep records of personal information processing activities. EU member states also have national laws restricting direct marketing communications and the use of cookies and similar technologies. If our efforts to comply with GDPR or other applicable EU laws and regulations are not successful, we may be subject to significant fines and restrictions on our ability to process personal information as needed to provide our product and services, which could impede our ability to conduct business in the EU, reduce demand for our services and adversely impact our business and results of operations.
We have in the past relied on various transfer safeguards, including the EU-U.S. and the Swiss-U.S. Privacy Shield frameworks, to legitimize data transfers from the European Economic Area (“EEA”). However, on July 16, 2020, the Court of Justice of the European Union invalidated the EU-U.S. Privacy Shield and raised questions about whether one of the primary alternatives to the EU-U.S. Privacy Shield, the European Commission's Standard Contractual Clauses, can lawfully be used for personal information transfers from Europe to the United States or most other countries. At present, there are few viable alternatives to the Standard Contractual Clauses and there is uncertainty as to how personal information can be transferred from the EEA to the U.S. in compliance with the GDPR.
Subsequent interpretive guidance from the European Data Protection Board on July 24, 2020 extended the Court of Justice's guidance regarding the use of Standard Contractual Clauses as a transfer safeguard to the use of Binding Corporate Rules, which serve as Twilio's primary mechanism to legitimize data transfers from the EEA to other jurisdictions, including the U.S. Because our primary data processing facilities are in the U.S., we may experience hesitancy, reluctance, or refusal by European or multinational customers to continue to use our services due to the potential risk posed to such customers as a result of the Court of Justice ruling and subsequent interpretive guidance from the European Data Protection Board. We and our customers are at risk of enforcement actions taken by an EU data protection authority until such point in time that we are able to ensure that all data transfers to us from the EEA are legitimized. Similarly, the Swiss data protection authority determined the Swiss-U.S. Privacy Shield was no longer sufficient for the U.S. to be deemed adequate as a data transfer party and also raised questions about the viability of the Standard Contractual Clauses as a mechanism for transferring personal information out of Switzerland. Israel, which had allowed transfers of Israeli personal information to the U.S. based on the EU-U.S. Privacy Shield, has also declared that it is no longer a valid basis for transfer of personal information from Israel to the U.S. If we are unable to implement a valid solution for personal information transfers to the United States or other countries, we will face increased exposure to regulatory actions, substantial fines, and injunctions against processing or transferring personal information from Europe, and we may be required to increase our data processing capabilities in Europe and other countries at significant expense. Inability to transfer personal information from Europe or other countries may decrease demand for our products and services if affected customers seek alternatives that do not involve such transfers.
In addition, it is unclear whether the transfer of personal information from the EU to the United Kingdom (“U.K.”) will continue to remain lawful under the GDPR in light of Brexit. Pursuant to a post-Brexit trade deal between the U.K. and the EU, transfers of personal information from the EEA to the U.K. are not considered restricted transfers under the GDPR for a period of up to six months from January 1, 2021. However, unless the E.U. Commission makes an adequacy finding with respect to the U.K. before the end of that period, the U.K. will be considered a “third country” under the GDPR and transfers of European personal information to the U.K. will require an adequacy mechanism to render such transfers lawful under the GDPR. Additionally, although U.K. privacy, data protection and data security law is designed to be consistent with the GDPR, uncertainty remains regarding how data transfers to and from the U.K. will be regulated notwithstanding Brexit.
Regulation of privacy, data protection and data security has also become more stringent in the United States. For example, the California Consumer Privacy Act ("CCPA"), which took effect on January 1, 2020, gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. The CCPA may increase our compliance costs and potential liability. Some observers have noted that the CCPA could mark the beginning of a trend toward more stringent state privacy, data protection, and data security legislation in the U.S., which could increase our potential liability and adversely affect our business. The CCPA will be expanded substantially on January 1, 2023, when the California Privacy Rights Act of 2020 (“CPRA”) becomes fully operative. The CPRA will, among other things, give California residents the ability to limit use of certain sensitive personal information, further restrict the use of cross-contextual advertising, establish restrictions on the retention of personal information, expand the types of data breaches subject to the CCPA’s private right of action, provide for increased penalties for CPRA violations concerning California residents under the age of 16, and establish a new California Privacy Protection Agency to implement and enforce the new law.
Further, if individual U.S. states pass privacy, data protection, and data security laws that place different obligations or limitations on the processing of personal information of individuals in those states, it will become more complex to comply with these laws and our compliance costs and potential liability may increase.
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
Jurisdictions outside of the United States and the EU are also passing more stringent privacy, data protection, and data security laws. For example, on July 8, 2019, Brazil enacted the General Data Protection Law (Lei Geral de Proteção de Dados Pessoais) (Law No. 13,709/2018) ("LGPD"), and on June 5, 2020, Japan passed amendments to its Act on the Protection of Personal Information ("APPI"). Both laws broadly regulate the processing of personal information in a manner comparable to the GDPR, and violators of the LGPD and APPI face substantial penalties.
We continue to see jurisdictions imposing data localization laws, which require personal information, or certain subcategories of personal information, to be stored in the jurisdiction of origin. These regulations may inhibit our ability to expand into those markets or prohibit us from continuing to offer services in those markets without significant additional costs.
In addition to our legal obligations, our contractual obligations relating to privacy, data protection and data security have become increasingly stringent due to changes in privacy, data protection and data security and the expansion of our service offerings. Certain privacy, data protection and data security laws, such as the GDPR and the CCPA, require our customers to impose specific contractual restrictions on their service providers. In addition, we have begun to support customer workloads that involve the processing of protected health information and are therefore required to sign business associate agreements ("BAAs") with customers that subject us to the privacy and security requirements under the U.S. Health Insurance Portability and Accountability Act of 1996 and the U.S. Health Information Technology for Economic and Clinical Health Act as well as state laws that govern the privacy and security of health information.
Our actual or perceived failure to comply with laws, regulations or contractual commitments regarding privacy, data protection and data security could lead to costly legal action, adverse publicity, significant liability, and decreased demand for our services, which could adversely affect our business, results of operations and financial condition. For example, in February 2016, a putative class action complaint was filed in the Alameda County Superior Court in California and alleged that our products permitted the interception, recording and disclosure of communications at certain of our customers' request in a manner that violated the California Invasion of Privacy Act. This litigation has now settled, but actions in the future could lead to similar claims and include damages and related penalties that could divert management’s attention and resources, and harm our business.
Our business depends on customers increasing their use of our products, and any loss of customers or decline in their use of our products could adversely affect our business, results of operations and financial condition.
Our ability to grow and generate incremental revenue depends, in part, on our ability to maintain and grow our relationships with existing customers (including any customers acquired in connection with our acquisitions) and to have them increase their usage of our platform. If our customers do not increase their use of our products, then our revenue may decline, and our results of operations may be harmed. Customers are charged based on the usage of our products. Most of our customers do not have long-term contractual financial commitments to us and, therefore, most of our customers may reduce or cease their use of our products at any time without penalty or termination charges. Customers may terminate or reduce their use of our products for any number of reasons, including if they are not satisfied with our products, introduction of new competing products by competitors, the value proposition of our products or our ability to meet their needs and expectations. We cannot accurately predict customers’ usage levels and the loss of customers or reductions in their usage levels of our products may each have a negative impact on our business, results of operations and financial condition and may cause our Dollar-Based Net Expansion Rate to decline in the future if customers are not satisfied with our products, the value proposition of our products or our ability to meet their needs and expectations. If a significant number of customers cease using, or reduce their usage of our products, then we may be required to spend significantly more on sales and marketing than we currently plan to spend in order to maintain or increase revenue from customers. Such additional sales and marketing expenditures could adversely affect our business, results of operations and financial condition.
If we are unable to attract new customers in a cost‑effective manner, then our business, results of operations and financial condition would be adversely affected.
In order to grow our business, we must continue to attract new customers in a cost-effective manner. We use a variety of marketing channels to promote our products and platform, such as developer events and developer evangelism, as well as search engine marketing and optimization. We periodically adjust the mix of our other marketing programs such as regional customer events, email campaigns, billboard advertising and public relations initiatives. If the costs of the marketing channels we use increase dramatically, then we may choose to use alternative and less expensive channels, which may not be as effective as the channels we currently use. As we add to or change the mix of our marketing strategies, we may need to expand into more expensive channels than those we are currently in, which could adversely affect our business, results of operations and financial condition. We will incur marketing expenses before we are able to recognize any revenue that the marketing initiatives may generate, and these expenses may not result in increased revenue or brand awareness. We have made in the past, and may make in the future, significant expenditures and investments in new marketing campaigns, and we cannot guarantee that any such investments will lead to the cost-effective acquisition of additional customers. If we are unable to maintain effective marketing programs, then our ability to attract new customers could be adversely affected, our advertising and marketing expenses could increase substantially, and our results of operations may suffer.
If we do not develop enhancements to our products and introduce new products that achieve market acceptance, our business, results of operations and financial condition could be adversely affected.
Our ability to attract new customers and increase revenue from existing customers depends in part on our ability to enhance and improve our existing products, increase adoption and usage of our products and introduce new products. The success of any enhancements or new products depends on several factors, including timely completion, adequate quality testing, actual performance quality, market-accepted pricing levels and overall market acceptance. Enhancements and new products that we develop may not be introduced in a timely or cost-effective manner, may contain errors or defects, may have interoperability difficulties with our platform or other products or may not achieve the broad market acceptance necessary to generate significant revenue. Furthermore, our ability to increase the usage of our products depends, in part, on the development of new use cases for our products, which is typically driven by our developer community and may be outside of our control. We also have invested, and may continue to invest, in the acquisition of complementary businesses, technologies, services, products and other assets that expand the products that we can offer our customers. We may make these investments without being certain that they will result in products or enhancements that will be accepted by existing or prospective customers. Our ability to generate usage of additional products by our customers may also require increasingly sophisticated and more costly sales efforts and result in a longer sales cycle. In addition, adoption of new products or enhancements may put additional strain on our customer support team, which could require us to make additional expenditures related to further hiring and training. If we are unable to successfully enhance our existing products to meet evolving customer requirements, increase adoption and usage of our products, develop new products, or if our efforts to increase the usage of our products are more expensive than we expect, then our business, results of operations and financial condition would be adversely affected.
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
•legacy on-premises vendors;
•regional network service providers that offer limited developer functionality on top of their own physical infrastructure;
•smaller software companies that compete with portions of our product line; and,
•software-as a-service (“SaaS”) companies and cloud platform vendors that offer prepackaged applications and platforms.
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
We have incurred net losses in each year since our inception, including net losses of $491.0 million, $307.1 million and $121.9 million in the years ended December 31, 2020, 2019 and 2018, respectively. We had an accumulated deficit of $1.2 billion as of December 31, 2020. We expect to continue to expend substantial financial and other resources on, among other things:

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
•expansion of our operations and infrastructure, both domestically and internationally; and,
•general administration, including legal, accounting and other expenses related to being a public company.
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
Historically, we have relied on the adoption of our products by software developers through our self-service model for a significant majority of our revenue, and we currently generate only a small portion of our revenue from enterprise customers. Our ability to increase our customer base, especially among enterprises, and achieve broader market acceptance of our products will depend, in part, on our ability to effectively organize, focus and train our sales and marketing employees. We have limited experience selling to enterprises and only recently established an enterprise-focused sales force.
Our ability to convince enterprises to adopt our products will depend, in part, on our ability to attract and retain sales employees with experience selling to enterprises. We believe that there is significant competition for experienced sales professionals with the skills and technical knowledge that we require. Our ability to achieve significant revenue growth in the future will depend, in part, on our ability to recruit, train and retain a sufficient number of experienced sales professionals, particularly those with experience selling to enterprises. In addition, even if we are successful in hiring qualified sales employees, new hires require significant training and experience before they achieve full productivity, particularly for sales efforts targeted at enterprises and new territories. Our recent hires and planned hires may not become as productive as quickly as we expect, and we may be unable to hire or retain sufficient numbers of qualified individuals in the future in the markets where we do business. Because we do not have a long history of targeting our sales efforts at enterprises, we cannot predict whether, or to what extent, our sales will increase as we organize and train our sales force or how long it will take for sales employees to become productive.
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
We currently interconnect with network service providers around the world to enable the use by our customers of our products over their networks. Although we are in the process of acquiring authorization in many countries for direct access to phone numbers and for the provision of voice services on the networks of network service providers, we expect that we will continue to rely on network service providers for these services. Where we don't have direct access to phone numbers, our reliance on network service providers has reduced our operating flexibility, ability to make timely service changes and control quality of service. In addition, the fees that we are charged by network service providers may change daily or weekly, while we do not typically change our customers’ pricing as rapidly.
At times, network service providers have instituted additional fees due to regulatory, competitive or other industry related changes that increase our network costs. For example, in early 2020, a major U.S. mobile carrier introduced a new Application to Person (A2P) SMS service offering that adds a new fee for A2P SMS messages delivered to its subscribers, and other U.S. mobile carriers are in the process of adding similar fees. While we have historically responded to these types of fee increases through a combination of further negotiating efforts with our network service providers, absorbing the increased costs or changing our prices to customers, there is no guarantee that we will continue to be able to do so in the future without a material negative impact to our business. In the case of this new A2P SMS fee, we are passing these fees on to our customers who are sending SMS messages to this carrier’s subscribers. This is expected to increase our revenue and cost of revenue, but it is not expected to impact the gross profit dollars received for sending these messages. However, mathematically this would still have a negative impact on our gross margins. Additionally, our ability to respond to any new fees may be constrained if all network service providers in a particular market impose equivalent fee structures, if the magnitude of the fees is disproportionately large when compared to the underlying prices paid by our customers, or if the market conditions limit our ability to increase the price we charge our customers.
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
Further, we sometimes access network services through intermediaries who have direct access to network service providers. Although we are in the process of acquiring direct connectivity with network service providers in many areas, we expect that we will continue to rely on intermediaries for these services. These intermediaries sometimes have products that directly compete with our products and may stop providing services to us on a cost-effective basis. If a significant portion of these intermediaries stop providing services or stop providing services on a cost-effective basis, our business could be adversely affected.

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
In the years ended December 31, 2020, 2019 and 2018, we derived 27%, 29% and 25% of our revenue, respectively, from customer accounts located outside the United States. The future success of our business will depend, in part, on our ability to expand our customer base worldwide. While we have been rapidly expanding our sales efforts internationally, our experience in selling our products outside of the United States is limited. Furthermore, our developer-first business model may not be successful or have the same traction outside the United States. As a result, our investment in marketing our products to these potential customers may not be successful. If we are unable to increase the revenue that we derive from international customers, then our business, results of operations and financial condition may be adversely affected.
We are continuing to expand our international operations, which exposes us to significant risks.
We are continuing to expand our international operations to increase our revenue from customers outside of the United States as part of our growth strategy. Between December 31, 2019 and December 31, 2020, our international headcount grew from 720 employees to 1,369 employees. We expect to open additional international offices and hire employees to work at these offices in order to reach new customers and gain access to additional technical talent. Operating in international markets requires significant resources and management attention and will subject us to regulatory, economic and political risks in addition to those we already face in the United States. Because of our limited experience with international operations or with developing and managing sales in international markets, our international expansion efforts may not be successful.
In addition, we will face risks in doing business internationally that could adversely affect our business, including:
•exposure to political developments in the U.K., including the departure of the U.K. from the European Union ("EU") ("Brexit"), which has created an uncertain political and economic environment, instability for businesses, volatility in global financial markets and the value of foreign currencies, all of which could disrupt trade, the sale of our services and the mobility of our employees and contractors between the U.K., EU and other jurisdictions. Any long–term impact from Brexit on our business and operations will depend, in part, on the outcome of the U.K.'s negotiations on tariffs, tax treaties, trade, regulatory, and other matters and may require us to expend significant time and expense to make adjustments to our business and operations;
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
•our ability to comply with the GDPR and Brazil's General Data Protection Law (Lei Geral de Proteção de Dados Pessoais) (Law No. 13,709/2018), which went into effect September 18, 2020, and laws, regulations and industry standards relating to data privacy, data protection, data localization and data security enacted in countries and other regions in which we operate or do business;
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
•the impact of natural disasters and public health epidemics or pandemics such as COVID-19 on employees, contingent workers, partners, travel and the global economy and the ability to operate freely and effectively in a region that may be fully or partially on lockdown; and,
•political or social unrest or economic instability in a specific country or region in which we operate, which could have an adverse impact on our operations in that location.
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
As a provider of communications products, we are subject to existing or potential Federal Communications Commission (“FCC”) regulations relating to privacy, telecommunications, consumer protection and other requirements. In addition, the extension of telecommunications regulations to our non-interconnected VoIP services could result in additional federal and state regulatory obligations and taxes. We are also in discussions with certain jurisdictions regarding potential sales and other taxes for prior periods that we may owe. In the event any of these jurisdictions disagree with management’s assumptions and analysis, the assessment of our tax exposure could differ materially from management's current estimates, which may increase our costs of doing business and negatively affect the prices our customers pay for our services. If we do not comply with FCC rules and regulations, we could be subject to FCC enforcement actions, fines, loss of licenses and possibly restrictions on our ability to operate or offer certain of our products. Any enforcement action by the FCC, which may be a public process, would hurt our reputation in the industry, could erode customer trust, possibly impair our ability to sell our VoIP products to customers and could adversely affect our business, results of operations and financial condition.

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
•the Communications Assistance for Law Enforcement Act, which requires covered entities to assist law enforcement in undertaking electronic surveillance;
•requirements to safeguard the privacy of certain customer information;
•payment of annual FCC regulatory fees and taxes based on our interstate and international revenues;
•rules pertaining to access to our services by people with disabilities and contributions to the Telecommunications Relay Services fund; and,
•FCC rules regarding the use of customer proprietary network information.
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
If we are unable to obtain or retain geographical, mobile, regional, local or toll‑free numbers, or to effectively process requests to port such numbers in a timely manner due to industry regulations, our business and results of operations may be adversely affected.
Our future success depends in part on our ability to obtain allocations of geographical, mobile, regional, local and toll-free direct inward dialing numbers or phone numbers as well as short codes and alphanumeric sender IDs (collectively “Numbering Resources”) in the United States and foreign countries at a reasonable cost and without overly burdensome restrictions. Our ability to obtain allocations of, assign and retain Numbering Resources depends on factors outside of our control, such as applicable regulations, the practices of authorities that administer national numbering plans or of network service providers from whom we can provision Numbering Resources, such as offering these Numbering Resources with conditional minimum volume call level requirements, the cost of these Numbering Resources and the level of overall competitive demand for new Numbering Resources.
In addition, in order to obtain allocations of, assign and retain Numbering Resources in the EU or certain other regions, we are often required to be licensed by local telecommunications regulatory authorities, some of which have been increasingly monitoring and regulating the categories of Numbering Resources that are eligible for provisioning to our customers. We have obtained licenses, and are in the process of obtaining licenses in various countries in which we do business, but in some countries, the regulatory regime around provisioning of Numbering Resources is unclear, subject to change over time, and sometimes may conflict from jurisdiction to jurisdiction. Furthermore, these regulations and governments’ approach to their enforcement, as well as our products and services, are still evolving and we may be unable to maintain compliance with applicable regulations, or enforce compliance by our customers, on a timely basis or without significant cost. Also, compliance with these types of regulation may require changes in products or business practices that result in reduced revenue. Due to our or our customers' assignment and/or use of Numbering Resources in certain countries in a manner that violates applicable rules and regulations, we have been subjected to government inquiries and audits, and may in the future be subject to significant penalties or further governmental action, and in extreme cases, may be precluded from doing business in that particular country. We have also been forced to reclaim Numbering Resources from our customers as a result of certain events of non-compliance. These reclamations result in loss of customers, loss of revenue, reputational harm, erosion of customer trust, and may also result in breach of contract claims, all of which could have an adverse effect on our business, results of operations and financial condition.
Due to their limited availability, there are certain popular area code prefixes that we generally cannot obtain. Our inability to acquire or retain Numbering Resources for our operations may make our voice and messaging products less attractive to potential customers in the affected local geographic areas. In addition, future growth in our customer base, together with growth in the customer bases of other providers of cloud communications, has increased, which increases our dependence on needing sufficiently large quantities of Numbering Resources. It may become increasingly difficult to source larger quantities of Numbering Resources as we scale and we may need to pay higher costs for Numbering Resources, and Numbering Resources may become subject to more stringent regulation or conditions of usage such as the registration and on-going compliance requirements discussed above.
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
We substantially rely upon Amazon Web Services to operate our platform, and any disruption of or interference with our use of Amazon Web Services would adversely affect our business, results of operations and financial condition.
We outsource a substantial majority of our cloud infrastructure to Amazon Web Services (“AWS”), which hosts our products and platform. Our customers need to be able to access our platform at any time, without interruption or degradation of performance. AWS runs its own platform that we access, and we are, therefore, vulnerable to service interruptions at AWS. We have experienced, and expect that in the future we may experience interruptions, delays and outages in service and availability due to a variety of factors, including infrastructure changes, human or software errors, website hosting disruptions and capacity constraints. Capacity constraints could be due to a number of potential causes, including technical failures, natural disasters, pandemics such as COVID-19, fraud or security attacks. For instance, in September 2015, AWS suffered a significant outage that had a widespread impact on the ability of our customers to use several of our products and from time to time since then, we have experienced some outages which resulted in disruptions to service for some of our customers. In addition, if our security, or that of AWS, is compromised, or our products or platform are unavailable or our users are unable to use our products within a reasonable amount of time or at all, then our business, results of operations and financial condition could be adversely affected. In some instances, we may not be able to identify the cause or causes of these performance problems within a period of time acceptable to our customers. It may become increasingly difficult to maintain and improve our platform performance, especially during peak usage times, as our products become more complex and the usage of our products increases. To the extent that we do not effectively address capacity constraints, either through AWS or alternative providers of cloud infrastructure, our business, results of operations and financial condition may be adversely affected. In addition, any changes in service levels from AWS may adversely affect our ability to meet our customers’ requirements, result in negative publicity which could harm our reputation and brand and may adversely affect the usage of our platform.
The substantial majority of the services we use from AWS are for cloud-based server capacity and, to a lesser extent, storage and other optimization offerings. AWS enables us to order and reserve server capacity in varying amounts and sizes distributed across multiple regions. We access AWS infrastructure through standard IP connectivity. AWS provides us with computing and storage capacity pursuant to an agreement that continues until terminated by either party. AWS may terminate the agreement for cause upon notice and upon our failure to cure a breach within 30 days from the date of such notification and may, in some cases, suspend the agreement immediately for cause upon notice. Although we expect that we could receive similar services from other third parties, if any of our arrangements with AWS are terminated, we could experience interruptions on our platform and in our ability to make our products available to customers, as well as delays and additional expenses in arranging alternative cloud infrastructure services.

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
We depend upon our IT systems to conduct virtually all of our business operations, ranging from our internal operations and research and development activities to our marketing and sales efforts and communications with our customers and business partners. Individuals or entities may attempt to penetrate our network security, or that of our platform, and to cause harm to our business operations, including by misappropriating our proprietary information or that of our customers, employees and business partners or to cause interruptions of our products and platform. In particular, cyberattacks and other malicious internet-based activity continue to increase in frequency and in magnitude generally, and cloud-based companies have been targeted in the past. In addition to threats from traditional computer hackers, malicious code (such as malware, viruses, worms, and ransomware), employees theft or misuse, password spraying, phishing, credential stuffing, and denial-of-service attacks, we also face threats from sophisticated organized crime, nation-state, and nation-state supported actors who engage in attacks (including advanced persistent threat intrusions) that add to the risk to our systems (including those hosted on AWS or other cloud services), internal networks, our customers’ systems and the information that they store and process. While we devote significant financial and employees resources to implement and maintain security measures, because the techniques used by such individuals or entities to access, disrupt or sabotage devices, systems and networks change frequently and may not be recognized until launched against a target, we may be required to make further investments over time to protect data and infrastructure as cybersecurity threats develop, evolve and grow more complex over time. We may also be unable to anticipate these techniques, and we may not become aware in a timely manner of such a security breach, which could exacerbate any damage we experience. Additionally, we depend upon our employees and contractors to appropriately handle confidential and sensitive data, including customer data, and to deploy our IT resources in a safe and secure manner that does not expose our network systems to security breaches or the loss of data. We have been and expect to be subject to cybersecurity threats and incidents, including denial-of-service attacks, employee errors or individual attempts to gain unauthorized access to information systems. Any data security incidents, including internal malfeasance or inadvertent disclosures by our employees or a third party's fraudulent inducement of our employees to disclose information, unauthorized access or usage, virus or similar breach or disruption of us or our service providers, such as AWS, could result in loss of confidential information, damage to our reputation, erosion of customer trust, loss of customers, litigation, regulatory investigations, fines, penalties and other liabilities. Furthermore, we are required to comply with laws and regulations that require us to maintain the security of personal information and we may have contractual and other legal obligations to notify customers or other relevant stakeholders of security breaches. Such disclosures could lead to negative publicity, may cause our customers to lose confidence in the effectiveness of our security measures and require us to expend significant capital and other resources to respond to and/or mitigate the security breach. Accordingly, if our cybersecurity measures or those of AWS or our service providers, fail to protect against unauthorized access, attacks (which may include sophisticated cyberattacks), compromise or the mishandling of data by our employees and contractors, then our reputation, customer trust, business, results of operations and financial condition could be adversely affected.

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
In the years ended December 31, 2020, 2019 and 2018, our 10 largest Active Customer Accounts generated an aggregate of 14%, 13% and 18% of our revenue, respectively. In the event that any of our large customers do not continue to use our products, use fewer of our products, or use our products in a more limited capacity, or not at all, our business, results of operations and financial condition could be adversely affected. Additionally, the usage of our products by customers that do not have long-term contracts with us may change between periods. For example, in the years ended December 31, 2020, 2019 and 2018, WhatsApp accounted for 6%, 5% and 7% of our revenue, respectively. WhatsApp does not have a long‑term contract with us and may reduce or fully terminate their usage of our products at any time without notice, penalty or termination charges, which may adversely impact our results of operations.
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
We charge our customers based on their use of our products. We expect that we may need to change our pricing from time to time. In the past, we have sometimes reduced our prices either for individual customers in connection with long‑term agreements or for a particular product. One of the challenges to our pricing is that the fees that we pay to network service providers over whose networks we transmit communications can vary daily or weekly and are affected by volume and other factors that may be outside of our control and difficult to predict. This can result in us incurring increased costs that we may be unable or unwilling to pass through to our customers, which could adversely impact our business, results of operations and financial condition.
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

There is considerable patent and other intellectual property development activity in our industry. Our future success depends, in part, on not infringing the intellectual property rights of others and we may be unaware of the intellectual property rights of others that may cover some or all of our technology. Our competitors or other third parties have claimed and may, in the future, claim that our products or platform and underlying technology are infringing upon their intellectual property rights, and we may be found to be infringing upon such rights. For example, Telesign Corporation (“Telesign”) sued us in 2015 and 2016 alleging that we infringed four U.S. patents. The patent infringement allegations in the lawsuits related to our two‑factor authentication use case, Authy, and an API tool to find information about a phone number. On October 19, 2018, a United States District Court in the Northern District of California entered judgment in our favor on all asserted claims, which was affirmed on appeal. We intend to vigorously defend ourselves against such lawsuits. During the course of these lawsuits, there may be announcements of the results of hearings and motions and other interim developments related to the litigation. If securities analysts or investors regard these announcements as negative, the trading price of our Class A common stock may decline.
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
Our success depends, in part, on our ability to protect our brand and the proprietary methods and technologies that we develop under patent and other intellectual property laws in the U.S. and in non-U.S. jurisdictions so that we can prevent others from using our inventions and proprietary information. As of December 31, 2020, in the United States, we had been issued 157 patents, which expire between 2029 and 2039. As of such date, we also had 33 issued patents in non-U.S. jurisdictions, all of which are related to U.S. patents and patent applications. We have also filed various applications for protection of certain aspects of our intellectual property in the United States and internationally. There can be no assurance that additional patents will be issued or that any patents that have been issued or that may be issued in the future will provide significant protection for our intellectual property. As of December 31, 2020, we had 41 registered trademarks in the United States and 257 registered trademarks in non-U.S. jurisdictions. If we fail to protect our intellectual property rights adequately, our competitors might gain access to our technology and our business, results of operations and financial condition may be adversely affected.
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
We actively evaluate and consider potential strategic transactions, including acquisitions of, or investments in, businesses, technologies, services, products and other assets in the future. For example, in November 2020, we acquired Segment for a total purchase price of $3.0 billion, of which $2.5 billion represented the value of our Class A common stock issued at closing. The estimated transaction value of $3.2 billion, as previously announced, includes certain shares of Class A common stock and assumed equity awards that are subject to future vesting. Accordingly, at closing, our stockholders incurred substantial dilution. Any future acquisitions or strategic transactions may result in additional dilution or require us to take on debt in order to finance any such transactions. For further risks related to the acquisition of Segment, please see below under “Risks Related to the Acquisition of Segment". We also may enter into relationships with other businesses to expand our products and platform, which could involve preferred or exclusive licenses, additional channels of distribution, discount pricing or investments in other companies.

Any acquisition, investment or business relationship may result in unforeseen operating difficulties and expenditures. In particular, we may encounter difficulties or delays in assimilating or integrating the businesses, technologies, products, employees or operations of the acquired companies, particularly if the key employees of the acquired company choose not to work for us, their products or services are not easily adapted to work with our platform, or we have difficulty retaining the customers of any acquired business due to changes in ownership, management or otherwise. In addition, we may discover liabilities or deficiencies associated with the assets or companies we acquire or ineffective or inadequate controls, procedures or policies at an acquired business that were not identified in advance, any of which could result in significant unanticipated costs. Acquisitions also may disrupt our business, divert our resources or require significant management attention that would otherwise be available for development of our existing business. Moreover, the anticipated benefits of any acquisition, investment or business relationship may not be realized or we may be exposed to unknown risks or liabilities.
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
Our future performance depends on the continued services and contributions of our senior management and other key employees to execute on our business plan, to develop our products and platform, to deliver our products to customers, to attract and retain customers and to identify and pursue opportunities. The loss of services of senior management or other key employees could significantly delay or prevent the achievement of our development and strategic objectives. In particular, we depend to a considerable degree on the vision, skills, experience and effort of our co‑founder and Chief Executive Officer, Jeff Lawson. None of our executive officers or other senior management are bound by a written employment agreement and any of them may terminate employment with us at any time with no advance notice. The replacement of any of our senior management would likely involve significant time and costs, and such loss could significantly delay or prevent the achievement of our business objectives. The loss of the services of any of our senior management or other key employees for any reason could adversely affect our business, results of operations and financial condition.
If we are unable to hire, retain and motivate qualified employees, our business will suffer.
Our future success depends, in part, on our ability to continue to attract and retain highly skilled employees. We believe that there is, and will continue to be, intense competition for highly skilled management, technical, sales and other employees with experience in our industry in the San Francisco Bay Area, where our headquarters are located, and in other locations where we maintain offices. We must provide competitive compensation packages and a high quality work environment to hire, retain and motivate employees. If we are unable to retain and motivate our existing employees and attract qualified employees to fill key positions, we may be unable to manage our business effectively, including the development, marketing and sale of our products, which could adversely affect our business, results of operations and financial condition. To the extent we hire employees from competitors, we also may be subject to allegations that they have been improperly solicited or divulged proprietary or other confidential information.

Volatility in, or lack of performance of, our stock price may also affect our ability to attract and retain key employees. Many of our key employees are, or will soon be, vested in a substantial number of shares of Class A common stock or stock options. Employees may be more likely to terminate their employment with us if the shares they own or the shares underlying their vested options have significantly appreciated in value relative to the original purchase prices of the shares or the exercise prices of the options, or, conversely, if the exercise prices of the options that they hold are significantly above the trading price of our Class A common stock. If we are unable to retain our employees, our business, results of operations and financial condition could be adversely affected.
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
    Moreover, despite our ongoing and substantial efforts to limit such use, certain customers may use our platform to transmit unauthorized, offensive or illegal messages, calls, spam, phishing scams, and website links to harmful applications, reproduce and distribute copyrighted material or the trademarks of others without permission, and report inaccurate or fraudulent data or information. These issues also arise with respect to a portion of those users who use our platform on a free trial basis or upon initial use. These actions are in violation of our policies, in particular, our Acceptable Use Policy. However, our efforts to defeat spamming attacks, illegal robocalls and other fraudulent activity will not prevent all such attacks and activity. Such use of our platform could damage our reputation and we could face claims for damages, regulatory enforcement, copyright or trademark infringement, defamation, negligence, or fraud. Moreover, our customers’ and other users’ promotion of their products and services through our platform might not comply with federal, state, and foreign laws. We rely on contractual representations made to us by our customers that their use of our platform will comply with our policies and applicable law, including, without limitation, our email and messaging policies. Although we retain the right to verify that customers and other users are abiding by certain contractual terms, our Acceptable Use Policy and our email and messaging policies and, in certain circumstances, to review their email and distribution lists, our customers and other users are ultimately responsible for compliance with our policies, and we do not systematically audit our customers or other users to confirm compliance with our policies. We cannot predict whether our role in facilitating our customers’ or other users’ activities would expose us to liability under applicable law, or whether that possibility could become more likely if changes to current laws regulating content moderation, such as Section 230 of the Communications Decency Act are enacted. There have been various Congressional and executive efforts to eliminate or modify Section 230, which limits the liability of internet platforms for third-party content that is transmitted via those platforms and for good-faith moderation of offensive content. President Biden and many Members of Congress from both parties support reform or repeal of Section 230, so the possibility of Congressional action remains. In addition, the Federal Communications Commission is considering a petition, filed by the Trump administration, to adopt rules interpreting Section 230. If the FCC adopts rules, the scope of the protection offered by Section 230 could be narrowed considerably. The FCC has not released any document describing the rules that would be proposed and no date has been set for a vote on any such proposal. The Democratic Commissioners of the FCC have indicated that they are opposed to the petition and now control the agenda of the FCC. Even if claims asserted against us do not result in liability, we may incur substantial costs in investigating and defending such claims. If we are found liable for our customers’ or other users’ activities, we could be required to pay fines or penalties, redesign business methods or otherwise expend resources to remedy any damages caused by such actions and to avoid future liability.
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
The future success of our business depends upon the continued use of the Internet as a primary medium for commerce, communications and business applications. Federal, state or foreign government bodies or agencies have in the past adopted, and may in the future adopt, laws or regulations affecting the use of the Internet as a commercial medium. Changes in these laws or regulations could require us to modify our products and platform in order to comply with these changes. In addition, government agencies or private organizations have imposed and may impose additional taxes, fees or other charges for accessing the Internet or commerce conducted via the Internet. These laws or charges could limit the growth of Internet‑related commerce or communications generally or result in reductions in the demand for Internet‑based products and services such as our products and platform. In particular, the re-adoption of "network neutrality" rules in the United States, which President Biden supported during his campaign, could affect the services used by us and our customers. In addition, the use of the Internet as a business tool could be adversely affected due to delays in the development or adoption of new standards and protocols to handle increased demands of Internet activity, security, reliability, cost, ease‑of‑use, accessibility and quality of service. The performance of the Internet and its acceptance as a business tool has been adversely affected by “viruses,” “worms,” and similar malicious programs. If the use of the Internet is reduced as a result of these or other issues, then demand for our products could decline, which could adversely affect our business, results of operations and financial condition.

The technology industry is subject to increasing scrutiny that could result in government actions that would negatively affect our business.
The technology industry is subject to intense media, political and regulatory scrutiny, including on issues related to antitrust, privacy, and artificial intelligence, which exposes us to government investigations, legal actions and penalties. For instance, various regulatory agencies, including competition and consumer protection authorities, have active proceedings and investigations concerning multiple technology companies on antitrust and other issues. If we become subject to such investigations, we could be liable for substantial fines and penalties, be required to change our products and services or alter our business operations, receive negative publicity, or be subject to civil litigation, all of which could harm our business. Lawmakers also have proposed new laws and regulations, and modifications to existing laws and regulations, that affect the activities of technology companies such as the recent efforts to eliminate or modify Section 230 of the Communications Decency Act. If such laws and regulations are enacted or modified, they could impact us, even if they are not intended to affect our company. In addition, the introduction of new products and services, expansion of our activities in certain jurisdictions, or other actions that we may take may subject us to additional laws, regulations, and other scrutiny. The increased scrutiny of certain acquisitions in the technology industry also could affect our ability to enter into strategic transactions or to acquire other businesses.
Compliance with new or modified laws and regulations could increase the cost of conducting our business, limit the opportunities to increase our revenues, or prevent us from offering products or services. While we have adopted policies and procedures designed to ensure compliance with applicable laws and regulations, there can be no assurance that our employees, contractors or agents will not violate such laws and regulations. If we are found to have violated laws and regulations, it could materially adversely affect our reputation, financial condition and operating results.
We also could be harmed by government investigations, litigation, or changes in laws and regulations directed at our customers, business partners, or suppliers in the technology industry that have the effect of limiting our ability to do business with those entities. For example, the U.S. government recently has taken action against companies operating in China intended to limit their ability to do business in the U.S. or with U.S. companies. There can be no assurance that our business will not be materially adversely affected, individually or in the aggregate, by the outcomes of such investigations, litigation or changes to laws and regulations in the future.

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
Significant judgments and estimates are required in determining our provision for income taxes and other tax liabilities. Our tax expense may be impacted, for example, if tax laws change or are clarified to our detriment or if tax authorities successfully challenge the tax positions that we take, such as, for example, positions relating to the arms‑length pricing standards for our intercompany transactions and our indirect tax positions. In determining the adequacy of income taxes, we assess the likelihood of adverse outcomes that could result if our tax positions were challenged by the Internal Revenue Service (“IRS”), and other tax authorities. Should the IRS or other tax authorities assess additional taxes as a result of examinations, we may be required to record charges to operations that could adversely affect our results of operations and financial condition. We are currently in discussions with certain jurisdictions regarding potential sales taxes for prior periods that we may owe. We reserved $25.6 million on our December 31, 2020 balance sheet for these tax payments. The actual exposure could differ materially from our current estimates, and if the actual payments we make to any jurisdiction exceed the accrual in our balance sheet, our results of operations would be harmed. For example, one jurisdiction has assessed us for $38.8 million in taxes, including interest and penalties, which exceeded the $11.5 million we had accrued for that assessment. We believe this assessment is incorrect and have disputed it, paid the full amount as required by law, and are seeking a refund or settlement. The payment made in excess of the accrued amount will be reflected as a deposit on our balance sheet in future periods. If a reasonable settlement cannot be reached in the near future, we will challenge the jurisdiction’s assessment in court. However, litigation is uncertain and a ruling against us may adversely affect our financial position and results of operation. Many states are also pursuing legislative expansion of the scope of goods and services that are subject to sales and similar taxes as well as the circumstances in which a vendor of goods and services must collect such taxes. Following the U.S. Supreme Court decision in South Dakota v. Wayfair, Inc., states are now free to levy taxes on sales of goods and services based on an “economic nexus,” regardless of whether the seller has a physical presence in the state. Any additional fees and taxes levied on our services by any state may adversely impact our results of operations.
We could be subject to liability for historical and future indirect and similar taxes, which could adversely affect our results of operations.
We conduct operations in many tax jurisdictions throughout the United States and internationally. In many of these jurisdictions, non‑income‑based taxes, such as sales, VAT, GST, and telecommunications taxes, are assessed on our operations or our sales to customers. We are subject to indirect taxes, and may be subject to certain other taxes, in some of these jurisdictions. Historically, we have not billed or collected taxes in certain jurisdictions and, in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”), we have recorded a provision for our tax exposure in these jurisdictions when it is both probable that a liability has been incurred and the amount of the exposure can be reasonably estimated. These estimates include several key assumptions, including, but not limited to, the taxability of our products, the jurisdictions in which we believe we have nexus or a permanent establishment, and the sourcing of revenues to those jurisdictions. In the event these jurisdictions challenge our assumptions and analysis, our actual exposure could differ materially from our current estimates.
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
Effective March 2017, we began collecting certain telecommunications‑based taxes from our customers in certain jurisdictions. Since then, we have added more jurisdictions where we collect these taxes and we expect to continue expanding the number of jurisdictions in which we will collect these taxes in the future. We are also in discussions with certain jurisdictions regarding our potential sales and other taxes for prior periods that we may owe.
In the event any of these jurisdictions disagree with management's assumptions and analysis, the assessment of our tax exposure could differ materially from management's current estimates. Some customers may question the incremental tax charges and some may seek to negotiate lower pricing from us, which could adversely affect our business, results of operations and financial condition.
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

Certain government agencies in jurisdictions where we and our affiliates do business have had an extended focus on issues related to the taxation of multinational companies. In addition, the Organization for Economic Co‑operation and Development is conducting a project focused on base erosion and profit shifting in international structures, which seeks to establish certain international standards for taxing the worldwide income of multinational companies. Further, several countries have proposed or enacted taxes applicable to digital services, which could apply to our business. As a result of these developments, the tax laws of certain countries in which we and our affiliates do business could change on a prospective or retroactive basis, and any such changes could increase our liabilities for taxes, interest and penalties, and therefore could harm our business, cash flows, results of operations and financial position.
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
We intend to continue to make investments to support our business and may require additional funds. In particular, we may seek additional funds to develop new products and enhance our platform and existing products, expand our operations, including our sales and marketing organizations and our presence outside of the United States, improve our infrastructure or acquire complementary businesses, technologies, services, products and other assets. In addition, we may use a portion of our cash to satisfy tax withholding and remittance obligations related to outstanding restricted stock units. Accordingly, we may need to engage in equity or debt financings to secure additional funds. If we raise additional funds through future issuances of equity or convertible debt securities, our stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our Class A and Class B common stock. Subject to obtaining an acceptable credit rating, and other conditions, we may opportunistically pursue debt financing in the first half of 2021. Any debt financing that we may secure in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities. We may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth, scale our infrastructure, develop product enhancements and to respond to business challenges could be significantly impaired, and our business, results of operations and financial condition may be adversely affected.

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
As of December 31, 2020, we had federal, state and foreign net operating loss carryforwards (“NOLs”), of $2.7 billion, $1.8 billion and $27.9 million, respectively. In the years ended December 31, 2020 and 2019, as a result of our Segment and SendGrid acquisitions, respectively, we assumed a $22.3 million and $56.2 million, respectively, deferred tax liability, as described in Note 6 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K. In general, under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), a corporation that undergoes an “ownership change” (generally defined as a greater than 50‑percentage‑point cumulative change (by value) in the equity ownership of certain stockholders over a rolling three‑year period) is subject to limitations on its ability to utilize its pre‑change NOLs to offset post‑change taxable income. Our existing NOLs may be subject to limitations arising from previous ownership changes, and if we undergo an ownership change in the future, our ability to utilize NOLs could be further limited by Section 382 of the Code. Future changes in our stock ownership, some of which may be outside of our control, could result in an ownership change under Section 382 of the Code.
On December 22, 2017, the U.S. government enacted tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act makes broad and complex changes to the U.S. tax code including changes to the uses and limitations of net operating losses. For example, while the Tax Act allows for U.S. federal net operating losses incurred in tax years beginning after December 31, 2017 to be carried forward indefinitely, the Tax Act also imposes an 80% limitation on the use of net operating losses that are generated in tax years beginning after December 31, 2017. Net operating losses generated in tax years beginning prior to December 31, 2017 still have a 20‑year carryforward period and are not subject to 80% limitation. The Coronavirus Aid, Relief and Economic Security Act ("CARES Act") enacted on March 27, 2020 permits a full five-year carryback of net operating losses arising in tax years beginning after December 31, 2017 and before January 1, 2021. In addition, at the state level, there may be periods during which the use of net operating loss carryforwards is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. For example, California imposed limits on the usability of California state net operating losses to offset taxable income in tax years beginning after 2019 and before 2023. These provisions do not impact us since we have net operating losses in the applicable tax years. Our ability to utilize net operating loss carryforwards depends on existence of sufficient taxable income of the appropriate character within the carryforward period. Based on all available evidence, other than future taxable income from reversing taxable temporary differences, we have no other sources of taxable income that are objectively verifiable. As such, net operating loss carryforwards generated in tax years beginning before December 31, 2017, could expire unused and net operating losses arising in tax years beginning after December 31, 2017, while able to be carried forward indefinitely, are also not more likely than not to be realized due to lack of taxable income.
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
For example, a new accounting guidance, Accounting Standards Codification (“ASC”) 842, “Leases”, became effective January 1, 2019. The adoption of this new guidance had a significant impact on our balance sheet as described in detail in Note 2 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K. Adoption of these types of accounting standards and any difficulties in implementation of changes in accounting principles, including the ability to modify our accounting systems, could cause us to fail to meet our financial reporting obligations, which result in regulatory discipline and harm investors' confidence in us.
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
We review our intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. As of December 31, 2020, we carried a net $5.6 billion of goodwill and intangible assets. An adverse change in market conditions, particularly if such change has the effect of changing one of our critical assumptions or estimates, could result in a change to the estimation of fair value that could result in an impairment charge to our goodwill or intangible assets. Any such charges may adversely affect our results of operations.
Risks Related to Ownership of Our Class A Common Stock
The trading price of our Class A common stock has been volatile and may continue to be volatile, and you could lose all or part of your investment.
Prior to our initial public offering in June 2016, there was no public market for shares of our Class A common stock. On June 23, 2016, we sold shares of our Class A common stock to the public at $15.00 per share. From June 23, 2016, the date that our Class A common stock started trading on the New York Stock Exchange, through December 31, 2020, the trading price of our Class A common stock has ranged from $22.80 per share to $374.49 per share. The trading price of our Class A common stock may continue to fluctuate significantly in response to numerous factors, many of which are beyond our control, including:
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
•changes in laws, industry standards, regulations or regulatory enforcement in the United States or internationally, GDPR, the California Consumer Privacy Act of 2018 and other privacy regulations that may be implemented in the future, including the Schrems II decision invalidating the EU-U.S. Privacy Shield, SHAKEN/STIR and other robocalling prevention and anti-spam standards and increased costs associated with such compliance, as well as enhanced Know-Your-Client processes that impact our ability to market, sell or deliver our products;
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
Our Class B common stock has 10 votes per share, and our Class A common stock has one vote per share. As of December 31, 2020, our directors, executive officers and their respective affiliates, held in the aggregate 24.4% of the voting power of our capital stock. Because of the 10‑to‑one voting ratio between our Class B common stock and Class A common stock, the holders of our Class B common stock collectively will continue to control a majority of the combined voting power of our common stock and therefore be able to control all matters submitted to our stockholders for approval until the earlier of (i) June 28, 2023, or (ii) the date the holders of two‑thirds of our Class B common stock elect to convert the Class B common stock to Class A common stock. This concentrated control limits or precludes your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders.
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
Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware is the exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.
Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware is the exclusive forum for the following types of actions or proceedings under Delaware statutory or common law:
• any derivative action or proceeding brought on our behalf;
• any action asserting a breach of fiduciary duty owed by our directors, officers, employees or our stockholders;

• any action asserting a claim against us arising under the Delaware General Corporation Law; and
• any action asserting a claim against us that is governed by the internal-affairs doctrine.
This provision would not apply to suits brought to enforce a duty or liability created by the Exchange Act or any other claim for which the U.S. federal courts have exclusive jurisdiction.
This exclusive-forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or employees, which may discourage lawsuits against us and our directors, officers and employees. If a court were to find this exclusive forum provision in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving the dispute in other jurisdictions, which could seriously harm our business.
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
Subject to limited exceptions, holders of the Notes have the right to require us to repurchase their Notes upon the occurrence of a fundamental change at a fundamental change repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus accrued and unpaid interest, if any, to, but excluding, the fundamental change repurchase date. In addition, upon conversion of the Notes, unless we elect to deliver solely shares of our Class A common stock to settle such conversion (other than paying cash in lieu of delivering any fractional share), we will be required to make cash payments in respect of the Notes being converted. However, we may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of Notes surrendered therefor or pay any cash amounts due upon conversion. In addition, our ability to repurchase the Notes or to pay cash upon conversions of the Notes may be limited by law, by regulatory authority or by agreements governing our future indebtedness. Our failure to repurchase Notes at a time when the repurchase is required by the indenture governing the Notes (the "indenture") or to pay any cash payable on future conversions of the Notes as required by the indenture would constitute a default under the indenture. A default under the indenture or the fundamental change itself could also lead to a default under agreements governing our future indebtedness. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase the Notes or make cash payments upon conversions thereof.

The triggering of the conditional conversion feature of the Notes could adversely affect our financial condition and operating results.
In the event the conditional conversion feature of the Notes is triggered, holders of the Notes will be entitled to convert the Notes at any time during specified periods at their option. This conditional conversion feature was triggered during the three months ended December 31, 2020, as the last reported sale price of our Class A common stock was more than or equal to 130% of the conversion price for at least 20 trading days (whether or not consecutive) in the period of 30 consecutive trading days ending on December 31, 2020 (the last trading day of the calendar quarter), and therefore the Notes are currently convertible, in whole or in part, at the option of the holders between January 1, 2021 through March 31, 2021. Whether the Notes will be convertible following such period will depend on the continued satisfaction of this condition or another conversion condition in the future. If one or more holders elect to convert their Notes during a period in which the Notes are convertible, unless we elect to satisfy our conversion obligation by delivering solely shares of our Class A common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their Notes, under certain circumstances, such as a fundamental change or default, as described in the indenture, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Notes as a current rather than long‑term liability, which would result in a material reduction of our net working capital.
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
However, in August 2020, the Financial Accounting Standards Board published accounting standards update ("ASU") 2020-06, "Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity", which we refer to as ASU 2020-06, which amends these accounting standards by reducing the number of accounting models for convertible instruments and limiting instances of separate accounting for the debt and equity or a derivative component of the convertible debt instruments. ASU 2020-06 will no longer allow the use of the treasury stock method for convertible instruments for purposes of calculating diluted earnings per share and instead require application of the “if-converted” method. Under that method, diluted earnings per share will generally be calculated assuming that all the Notes were converted solely into shares of Class A common stock at the beginning of the reporting period, unless the result would be anti-dilutive, which could adversely affect our diluted earnings per share. However, if the principal amount of the convertible debt instrument being converted is required to be paid in cash and only the excess is permitted to be settled in shares, the if-converted method will produce a similar result as the treasury stock method prior to the adoption of ASU 2020-06 for such convertible debt instrument. These amendments will be effective for public companies for fiscal years beginning after December 15, 2021, with early adoption permitted, but no earlier than fiscal years beginning after December 15, 2020.

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
Risks Related to the Acquisition of Segment
We may not realize potential benefits from the acquisition of Segment (the "Acquisition") because of difficulties related to integration, the achievement of synergies, and other challenges.
We acquired Segment on November 2, 2020. Prior to the completion of the Acquisition, we and Segment operated independently, and there can be no assurances that our businesses can be combined in a manner that allows for the achievement of substantial benefits. Any integration process may require significant time and resources, and we may not be able to manage the process successfully as our ability to acquire and integrate larger or more complex companies, products, or technology in a successful manner is unproven. If we are not able to successfully integrate Segment’s business with ours or pursue our customer and product strategy successfully, the anticipated benefits of the Acquisition may not be realized fully or may take longer than expected to be realized. Further, it is possible that there could be a loss of our and/or Segment’s key employees and customers, disruption of either company’s or both companies’ ongoing businesses or unexpected issues, higher than expected costs and an overall post‑completion process that takes longer than originally anticipated. Specifically, the following issues, among others, must be addressed in combining Segment’s operations with ours in order to realize the anticipated benefits of the Acquisition so the combined company performs as the parties anticipate:
•combining the companies’ corporate functions;
•combining Segment’s business with our business in a manner that permits us to achieve the synergies anticipated to result from the Acquisition, the failure of which would result in the anticipated benefits of the Acquisition not being realized in the time frame currently anticipated or at all;
•maintaining existing agreements with customers, distributors, providers, talent and vendors and avoiding delays in entering into new agreements with prospective customers, distributors, providers, talent and vendors;

•determining whether and how to address possible differences in corporate cultures and management philosophies;
•integrating the companies’ administrative and information technology infrastructure;
•developing products and technology that allow value to be unlocked in the future;
•evaluating and forecasting the financial impact of the Acquisition transaction, including accounting charges; and
•effecting potential actions that may be required in connection with obtaining regulatory approvals.
In addition, at times the attention of certain members of our management and resources may be focused on integration of the businesses of the two companies and diverted from day‑to‑day business operations, which may disrupt our ongoing business and the business of the combined company.
We have incurred, and may continue to incur, significant, non‑recurring costs in connection with the Acquisition and integrating the operations of Twilio and Segment, including costs to maintain employee morale and to retain key employees. Management cannot ensure that the elimination of duplicative costs or the realization of other efficiencies will offset the transaction and integration costs in the near term or at all.
Purchase price accounting in connection with our Acquisition requires estimates that may be subject to change and could impact our consolidated financial statements and future results of operations and financial position.
Pursuant to the acquisition method of accounting, the purchase price we paid for Segment will be allocated to the underlying Segment tangible and intangible assets acquired and liabilities assumed based on their respective fair market values with any excess purchase price allocated to goodwill. The acquisition method of accounting is dependent upon certain valuations and other studies that are preliminary. As of December 31, 2020, the areas of purchase price allocation that are not yet finalized due to information that may become available subsequently to the year end relate to any and all contingencies, including income and other taxes. We currently anticipate that all the information needed to identify and measure these contingencies will be obtained and finalized during the one year measurement period following the date of completion of the Acquisition. Differences between these preliminary estimates and the final acquisition accounting may occur, and these differences could have a material impact on the consolidated financial statements and the combined company’s future results of operations and financial position.
General Risks
Any legal proceedings or claims against us could be costly and time-consuming to defend and could harm our reputation regardless of the outcome.
We are and may in the future become subject to legal proceedings and claims that arise in the ordinary course of business, such as disputes or employment claims made by our current or former employees. Any litigation, whether meritorious or not, could harm our reputation, will increase our costs and may divert management’s attention, time and resources, which may in turn seriously harm our business. Insurance might not cover such claims, might not provide sufficient payments to cover all the costs to resolve one or more such claims, and might not continue to be available on terms acceptable to us. A claim brought against us that is uninsured or underinsured could result in unanticipated costs and could seriously harm our business.
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
Our corporate headquarters are located in the San Francisco Bay Area, a region known for seismic activity. A significant natural disaster, such as an earthquake, fire or flood, occurring at our headquarters, at one of our other facilities or where a business partner is located could adversely affect our business, results of operations and financial condition. Further, if a natural disaster or man-made problem were to affect our service providers, this could adversely affect the ability of our customers to use our products and platform. In addition, natural disasters, pandemics and acts of terrorism could cause disruptions in our or our customers’ businesses, national economies or the world economy as a whole. For example, the rapid spread of COVID-19 globally has resulted in increased travel restrictions and disruption and shutdown of businesses. Health concerns or political or governmental developments in countries in which we or our customers, partners and service providers operate could result in economic, social or labor instability and could have an adverse effect on our business and our results of operations and financial condition. The extent to which COVID-19 impacts our results will depend on future developments, which are highly uncertain and will include emerging information concerning the severity of COVID-19 and the actions taken by governments and private businesses to attempt to contain COVID-19. Any prolonged contractions in the travel and hospitality industries, along with any effects on supply chain or on other industries in which our customers operate, could adversely impact our business, results of operations and financial condition.
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
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
We lease all of our facilities and do not own any real property. Our headquarters is located in San Francisco, California, where we have sub-leased several floors, consisting of 259,416 square feet of office space at 101 Spear Street. The sub-lease covers several floors for which the terms commenced on December 1, 2018 and April 1, 2020 and will be expiring at various dates between March 2025 and June 2028. Our existing lease obligations are secured by letters of credit with a cumulative value of $24.3 million as of December 31, 2020.
We also lease approximately 600,000 square feet in various locations in North America, South America, Europe and Asia. This includes our international headquarters in Dublin, Ireland and regional offices used for business operations, sales, support, and product development.
Additional information regarding our lease commitments is available in Note 5 of our consolidated financial statements included in Part II, Item 8, "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.
We intend to procure additional space in the future as we continue to add employees and expand geographically. We believe our facilities are adequate and suitable for our current needs and that, should it be needed, suitable additional or alternative space will be available to accommodate our operations.

Item 3. Legal Proceedings
On April 30, 2015 and March 28, 2016, Telesign Corporation (“Telesign”) filed lawsuits (which were subsequently consolidated) against us alleging that certain of our products infringed four patents owned by Telesign. We challenged the validity of one of the patents at issue in an inter partes review at the U.S. Patent and Trademark Office ("PTO"), and the PTO found all claims challenged by us in the inter partes review unpatentable. Telesign did not appeal the PTO's decision and it is final. On October 19, 2018, the district court granted our motion that all remaining asserted claims of the asserted patents are invalid under 35 U.S.C. § 101 and entered judgment in our favor. On November 8, 2018, Telesign appealed the judgment to the United States Court of Appeals for the Federal Circuit. On January 9, 2020, the Federal Circuit Court affirmed the district court’s judgment, and the matter is now concluded.
On December 1, 2016, we filed a patent infringement lawsuit against Telesign in the United States District Court, Northern District of California, alleging infringement of United States Patent No. 8,306,021 (“021”), United States Patent No. 8,837,465 (“465”), United States Patent No. 8,755,376 (“376”), United States Patent No. 8,736,051 (“051”), United States Patent No. 8,737,962 (“962”), United States Patent No. 9,270,833 (“833”), and United States Patent No. 9,226,217 (“217”). Telesign filed a motion to dismiss the complaint on January 25, 2017. In two orders, issued on March 31, 2017 and April 17, 2017, the court granted Telesign’s motion to dismiss with respect to the ‘962, ‘833, ‘051 and ‘217 patents, but denied Telesign’s motion to dismiss as to the ‘021, ‘465 and ‘376 patents. On August 23, 2017, Telesign petitioned the U.S. Patent and Trademark Office (“U.S. PTO”) for inter partes review of the ‘021, ‘465, and ‘376 patents. On March 9, 2018, the U.S PTO denied Telesign’s petition for inter partes review of the ‘021 patent and granted Telesign’s petitions for inter partes review of the ‘465 and ‘376 patents. On March 6, 2019, the U.S. PTO found all challenged claims of the '465 and '376 patents unpatentable. We appealed the decisions to the United States Court of Appeals for the Federal Circuit who, on June 10, 2020, affirmed the U.S. PTO's rulings. The district court litigation had been stayed pending resolution of the inter partes reviews (and appeals from them). After the appeals were concluded, the district court reopened the case and set trial on the ’021 Patent for July 2021. We sought a judgment of infringement, a judgment of willful infringement, monetary and injunctive relief, enhanced damages, and an award of costs and expenses against Telesign. A settlement agreement was executed on November 25, 2020, settling all claims. On December 2, 2020, a joint stipulation of dismissal was filed and the Court entered an order dismissing the case with prejudice. This matter is now concluded.
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
Our Class A common stock is traded on The New York Stock Exchange under the symbol "TWLO." As of January 31, 2021, we had 269 holders of record of our Class A and Class B common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.
Dividend Policy
We have never declared or paid any cash dividends on our capital stock. We intend to retain any future earnings and do not expect to pay any dividends in the foreseeable future.
Stock Performance Graph
This performance graph shall not be deemed "soliciting material" or to be "filed" with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of Twilio Inc. under the Securities Act or the Exchange Act
We have presented below the cumulative total return to our stockholders between June 23, 2016 (the date our Class A common stock commenced trading on the NYSE) through December 31, 2020, in comparison to the S&P 500 Index and S&P 500 Information Technology Index. All values assume a $100 initial investment and data for the S&P 500 Index and S&P 500 Information Technology Index assume reinvestment of dividends. The comparisons are based on historical data and are not indicative of, nor intended to forecast, the future performance of our Class A common stock.

$1,200
$1,100
$1,000
$900
$800
$700
$600
$500
$400
$300
$200
$100
$0
Jun-16
Jun-16
Sep-16
Dec-16
Mar-17
Jun-17
Sep-17
Dec-17
Mar-18
Jun-18
Sep-18
Dec-18
Mar-19
Jun-19
Sep-19
Dec-19
Mar-20
Jun-20
Sep-20
Dec-20
Twilio Inc
S&P 500 Index
S&P 500 Info Tech Index

Recent Sales of Unregistered Securities and Use of Proceeds from Registered Securities
(a) Sales of Unregistered Securities
In February 2021, and in years ended December 31, 2020 and 2018, Twilio.org donated 22,102 shares, 88,408 shares and 62,338 shares of our unregistered Class A common stock, respectively, to an independent donor advised fund to further our philanthropic goals. The shares are "restricted securities" for purposes of Rule 144 under the Securities Act and the fair market value of these shares on the date of donation was $9.4 million, $19.0 million and $6.0 million, respectively. These amount were recorded as general and administrative expense in our consolidated statements of operations for February 2021 and the fiscal years 2020 and 2018, respectively.
In May 2018, we issued $550 million in aggregate principal amount of 0.25% Convertible Senior Notes due 2023 (the "Notes"). In connection with the offering of the Notes, we entered into privately-negotiated capped call transactions with certain counterparties (the "capped calls"). The capped calls each have an initial strike price of approximately $70.90 per share, subject to certain adjustments, which corresponds to the initial conversion price of the Notes. The capped calls have initial cap prices of $105.04 per share, subject to certain adjustments. The capped calls cover, subject to anti-dilution adjustments, approximately 7,757,200 shares of Class A Common Stock. See Note 9 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information about the Notes and capped calls.
We offered and sold the Notes to the initial purchasers in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act, and for resale by the initial purchasers to qualified institutional buyers pursuant to the exemption from registration provided by Rule 144A under the Securities Act. We relied on these exemptions from registration based in part on representations made by the initial purchasers in the purchase agreement dated May 14, 2018. The shares of the Class A common stock issuable upon conversion of the Notes have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.
In the year ended December 31, 2020, we converted $206.3 million aggregate principal of the Notes by issuing 2,902,434 shares of the Class A common stock issuable upon conversion of the Notes and the aggregate fair market value of these shares on the dates of conversion was $892.6 million. To the extent that any further shares of the Class A common stock are issued upon conversion of the Notes, they will be issued in transactions anticipated to be exempt from registration under the Securities Act by virtue of Section 3(a)(9) thereof, because no commission or other remuneration is expected to be paid in connection with conversion of the Notes, and any resulting issuance of shares of the Class A common stock.
(b) Use of Proceeds
In February 2021, we closed a follow-on public offering, in which we sold 4,312,500 shares of Class A common stock at a price to the public of $409.60 per share, including shares sold in connection with the exercise of the underwriters' option to purchase additional shares. The offer and sale of all of the shares in the follow-on offering were registered under the Securities Act pursuant to a registration statement on Form S-3 (File No. 333-231794), which was declared effective by the SEC on May 29, 2019. We raised $1.8 billion in net proceeds after deducting offering expenses paid and payable by us. No payments were made by us to directors, officers or persons owning 10 percent or more of our capital stock or to their associates, or to our affiliates, other than payments in the ordinary course of business to officers for salaries. There has been no material change in the planned use of proceeds from our follow-on offering as described in our final prospectus filed with the SEC on February 22, 2021 pursuant to Rule 424(b)(5). The managing underwriters of our follow-on offering were Morgan Stanley & Co. LLC, J.P. Morgan Securities LLC, Academy Securities, Inc., Cabrera Capital Markets LLC, and Siebert Williams Shank & Co., LLC.
In August 2020, we closed a follow-on public offering, in which we sold 5,819,838 shares of Class A common stock at a price to the public of $247.00 per share, including shares sold in connection with the exercise of the underwriters' option to purchase additional shares. The offer and sale of all of the shares in the follow-on offering were registered under the Securities Act pursuant to a registration statement on Form S-3 (File No. 333-231794), which was declared effective by the SEC on May 29, 2019. We raised $1.4 billion in net proceeds after deducting underwriting discounts and commissions and offering expenses paid by us. No payments were made by us to directors, officers or persons owning 10 percent or more of our capital stock or to their associates, or to our affiliates, other than payments in the ordinary course of business to officers for salaries. There has been no material change in the planned use of proceeds from our follow-on offering as described in our final prospectus filed with the SEC on August 7, 2020 pursuant to Rule 424(b)(5). We invested the funds received in accordance with our board-approved investment policy, which provides for investments in obligations of the U.S. government, money market instruments, registered money market funds and corporate bonds. The managing underwriters of our follow-on offering were J.P. Morgan Securities LLC, Morgan Stanley & Co. LLC, Goldman, Sachs & Co. and BofA Securities, Inc.

In June 2019, we closed a follow-on public offering, in which we sold 8,064,515 shares of Class A common stock at a price to the public of $124.00 per share, including shares sold in connection with the exercise of the underwriters' option to purchase additional shares. The offer and sale of all of the shares in the follow-on offering were registered under the Securities Act pursuant to a registration statement on Form S-3 (File No. 333-231794), which was declared effective by the SEC on May 29, 2019. We raised $979.0 million in net proceeds after deducting underwriting discounts and commissions and offering expenses paid and payable by us. No payments were made by us to directors, officers or persons owning 10 percent or more of our capital stock or to their associates, or to our affiliates, other than payments in the ordinary course of business to officers for salaries. There has been no material change in the planned use of proceeds from our follow-on offering as described in our final prospectus filed with the SEC on May 31, 2019 pursuant to Rule 424(b). We invested the funds received in accordance with our board-approved investment policy, which provides for investments in obligations of the U.S. government, money market instruments, registered money market funds and corporate bonds. The managing underwriters of our follow-on offering were Goldman, Sachs & Co. and J.P. Morgan Securities LLC.
(c) Issuer Purchases of Equity Securities
None.

Item 6. Selected Financial and Other Data
We have derived the selected consolidated statements of operations data for the years ended December 31, 2020, 2019 and 2018 and the balance sheet data as of December 31, 2020 and 2019 from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The selected consolidated statements of operations data for the years ended December 31, 2017 and 2016 and the consolidated balance sheet data as of December 31, 2018, 2017 and 2016 are derived from audited consolidated financial statements not included in this Annual Report on Form 10-K. We have included Twilio Segment in our consolidated results of operations prospectively from November 2, 2020, and Twilio SendGrid in our consolidated results of operations prospectively from February 1, 2019, the closing dates of each acquisitions, respectively. Our historical results are not necessarily indicative of the results that may be expected in the future. The following selected consolidated financial and other data should be read in conjunction with Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", and our consolidated financial statements and the related notes appearing in Part II, Item 8, "Financial Statements and Supplementary Data", of this Annual Report on Form 10-K to fully understand factors that may affect the comparability of the information presented below.
Consolidated Statements of Operations Data:

	Year Ended December 31,
	2020	2019	2018	2017	2016
	(In thousands, except share and per share amounts)
Revenue	$1,761,776	$1,134,468	$650,067	$399,020	$277,335
Cost of revenue (1) (2)	846,115	525,551	300,841	182,895	120,520
Gross profit	915,661	608,917	349,226	216,125	156,815
Operating expenses:
Research and development (1) (2)	530,548	391,355	171,358	120,739	77,926
Sales and marketing (1) (2)	567,407	369,079	175,555	100,669	65,267
General and administrative (1) (2)	310,607	218,268	117,548	60,791	54,937
Total operating expenses	1,408,562	978,702	464,461	282,199	198,130
Loss from operations	(492,901)	(369,785)	(115,235)	(66,074)	(41,315)
Other (expenses) income, net	(11,525)	7,569	(5,923)	3,071	317
Loss before (provision) benefit for income taxes	(504,426)	(362,216)	(121,158)	(63,003)	(40,998)
Benefit (provision) for income taxes	13,447	55,153	(791)	(705)	(326)
Net loss attributable to common stockholders	$(490,979)	$(307,063)	$(121,949)	$(63,708)	$(41,324)
Net loss per share attributed to common stockholders, basic and diluted	$(3.35)	$(2.36)	$(1.26)	$(0.70)	$(0.78)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	146,708,663	130,083,046	97,130,339	91,224,607	53,116,675

Key Business Metrics:

	Year Ended December 31,
	2020	2019	2018	2017	2016
Number of Active Customer Accounts (as of end date of period) (3) (4)	221,000	179,000	64,286	48,979	36,606
Total Revenue (in thousands) (3)	$1,761,776	$1,134,468	$650,067	$399,020	$277,335
Total Revenue Growth Rate (3)	55%	75%	63%	44%	66%
Dollar-Based Net Expansion Rate (5)	137%	135%	143%	127%	147%
_________________________
(1) Includes stock-based compensation expense as follows:

	Year Ended December 31,
	2020	2019	2018	2017	2016
	(In thousands)
Cost of revenue	$8,857	$7,123	$1,126	$650	$291
Research and development	173,303	126,012	42,277	22,808	12,946
Sales and marketing	103,450	60,886	23,616	9,822	4,972
General and administrative	76,301	70,297	26,254	16,339	6,016
Total	$361,911	$264,318	$93,273	$49,619	$24,225
_________________________
(2) Includes amortization of acquired intangibles as follows:

	Year Ended December 31,
	2020	2019	2018	2017	2016
	(In thousands)
Cost of revenue	$59,501	$45,267	$5,656	$4,644	$619
Research and development	—	—	22	139	151
Sales and marketing	38,915	27,540	1,117	753	—
General and administrative	78	—	375	84	110
Total	$98,494	$72,807	$7,170	$5,620	$880
_________________________
(3) For the year ended December 31, 2020, Active Customer Accounts, Total Revenue, and Total Revenue Growth Rate include the partial year contribution from Twilio Segment, from the date of acquisition on November 2, 2020. For the year ended December 31, 2019, Active Customer Accounts, Total Revenue and Total Revenue Growth Rate include the partial year contribution from Twilio SendGrid, from the date of acquisition on February 1, 2019. Effective December 31, 2019, we round down the number of Active Customer Accounts to the nearest thousand.

(4) See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Key Business Metrics—Number of Active Customer Accounts."

(5) See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Key Business Metrics—Dollar- Based Net Expansion Rate."

Consolidated Balance Sheet Data:

	As of December 31,
	2020	2019	2018	2017	2016
	(In thousands)
Cash and cash equivalents	$933,885	$253,660	$487,215	$115,286	$305,665
Marketable securities	$2,105,906	$1,599,033	$261,128	$175,587	$—
Working capital	$2,924,029	$1,814,109	$735,138	$274,738	$279,676
Property and equipment, net	$183,239	$141,256	$63,534	$50,541	$37,552
Total assets	$9,487,433	$5,150,516	$1,028,710	$449,782	$412,694
Total stockholders’ equity	$8,452,665	$4,279,411	$438,235	$359,846	$329,447

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
Non‑GAAP Gross Profit and Non‑GAAP Gross Margin. For the periods presented, we define non‑GAAP gross profit and non‑GAAP gross margin as GAAP gross profit and GAAP gross margin, respectively, adjusted to exclude, as applicable, certain expenses as presented in the table below:

	Year Ended December 31,
	2020	2019	2018	2017	2016
Reconciliation:	(In thousands)
Gross profit	$915,661	$608,917	$349,226	$216,125	$156,815
Non-GAAP adjustments:
Stock-based compensation	8,857	7,123	1,126	650	291
Amortization of acquired intangibles	59,501	45,267	5,656	4,644	619
Payroll taxes related to stock-based compensation	—	104	—	—	—
Non-GAAP gross profit	$984,019	$661,411	$356,008	$221,419	$157,725
Non-GAAP gross margin	56%	58%	55%	55%	57%
Non‑GAAP Operating Expenses. For the periods presented, we define non‑GAAP operating expenses (including categories of operating expenses) as GAAP operating expenses (and categories of operating expenses) adjusted to exclude, as applicable, certain expenses as presented in the table below:

	Year Ended December 31,
	2020	2019	2018	2017	2016
Reconciliation:	(In thousands)
Operating expenses	$1,408,562	$978,702	$464,461	$282,199	$198,130
Non-GAAP adjustments:
Stock-based compensation	(353,054)	(257,195)	(92,147)	(48,969)	(23,934)
Amortization of acquired intangibles	(38,993)	(27,540)	(1,514)	(976)	(261)
Acquisition-related expenses	(21,765)	(15,713)	(4,481)	(310)	(499)
Release of tax liability upon obligation settlement	—	—	—	13,365	805
Charitable contributions	(18,993)	—	(7,121)	(1,172)	(3,860)
Legal settlements/accruals	—	—	(1,710)	—	—
Gain on lease termination	—	—	—	295	—
Payroll taxes related to stock-based compensation	(27,389)	(15,084)	(5,617)	(2,950)	(434)
Non-GAAP operating expenses	$948,368	$663,170	$351,871	$241,482	$169,947

Non‑GAAP Income (Loss) from Operations and Non‑GAAP Operating Margin. For the periods presented, we define non‑GAAP income (loss) from operations and non‑GAAP operating margin as GAAP loss from operations and GAAP operating margin, respectively, adjusted to exclude, as applicable, certain expenses as presented in the table below:

	Year Ended December 31,
	2020	2019	2018	2017	2016
Reconciliation:	(In thousands)
Loss from operations	$(492,901)	$(369,785)	$(115,235)	$(66,074)	$(41,315)
Non-GAAP adjustments:
Stock-based compensation	361,911	264,318	93,273	49,619	24,225
Amortization of acquired intangibles	98,494	72,807	7,170	5,620	880
Acquisition-related expenses	21,765	15,713	4,481	310	499
Release of tax liability upon obligation settlement	—	—	—	(13,365)	(805)
Charitable contributions	18,993	—	7,121	1,172	3,860
Legal settlements/accruals	—	—	1,710	—	—
Gain on lease termination	—	—	—	(295)	—
Payroll taxes related to stock-based compensation	27,389	15,188	5,617	2,950	434
Non-GAAP income (loss) from operations	$35,651	$(1,759)	$4,137	$(20,063)	$(12,222)
Non-GAAP operating margin	2%	—%	1%	(5)%	(4)%

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
Overview
We are the leader in the Cloud Communications Platform category. We enable developers to build, scale and operate real‑time customer engagement within their software applications via our simple‑to‑use Application Programming Interfaces (“APIs”). The power, flexibility, and reliability offered by our software building blocks empowers companies of virtually every shape and size to build world‑class engagement into their customer experience.
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
We generate the substantial majority of our revenue from customers based on their usage of our software products that they have incorporated into their applications. Our Flex contact center platform is generally offered on a per user, per month basis or on a usage basis per agent hour. In addition, our email API is offered on a monthly subscription basis and our Marketing Campaigns product is priced based on the number of email contacts stored on our platform and the number of monthly emails sent to those contacts through our Email API. Also, customers using our Programmable Messaging or Programmable Voice APIs typically purchase one or more telephone numbers from us, for which we charge a monthly flat fee per number. Some customers also choose to purchase various levels of premium customer support for a monthly fee. Customers that register in our self‑service model typically pay upfront via credit card and draw down their balance as they purchase or use our products. Most of our customers draw down their balance in the same month they pay up front or are charged on a monthly subscription basis for our email-related products. As a result, our deferred revenue and customer deposits liability at any particular time is not a meaningful indicator of future revenue. As our customers’ usage grows, some of our customers enter into contracts and are invoiced monthly in arrears. Most of these customer contracts have terms of approximately 12 months and typically include some level of minimum revenue commitment. Most customers with minimum revenue commitment contracts generate a significant amount of revenue in excess of their minimum revenue commitment in any period. Historically, the aggregate minimum commitment revenue from customers with whom we have contracts has constituted a minority of our revenue in any period, and we expect this to continue in the future.
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

We have achieved significant growth in recent periods. In the years ended December 31, 2020, 2019 and 2018, our revenue was $1.8 billion, $1.1 billion and $650.1 million, respectively, and our net loss was $491.0 million, $307.1 million and $121.9 million, respectively. In the years ended December 31, 2020, 2019 and 2018, our 10 largest Active Customer Accounts generated an aggregate of 14%, 13% and 18% of our total revenue, respectively.
Acquisition of Segment.io, Inc. in 2020
In November 2020, we acquired Segment.io, Inc. ("Segment"), the market-leading customer data platform, for a purchase price of $3.0 billion, consisting of 9.5 million shares of our Class A common stock with a total value of $2.5 billion and $413.3 million in cash. Part of the cash consideration was paid to settle the vested equity awards of Segment employees. The estimated transaction value of $3.2 billion, as previously announced, includes certain shares of Class A common stock and assumed equity awards that are subject to future vesting. We assumed all unvested and outstanding equity awards of Segment's continuing employees as converted into our equity awards at the conversion ratio provided in the Agreement and Plan of Reorganization. The total value of Class A shares of our common stock and assumed equity awards that are subject to future vesting was $316.0 million on the acquisition closing date, which will be recorded into our stock-based compensation expense over the period the services are provided.
Because the acquisition of Twilio Segment occurred during the year ended December 31, 2020, the information presented in this section with respect to the year ended December 31, 2020 includes the contribution of Twilio Segment starting from November 2, 2020, the date of acquisition. The information with respect to the prior-year comparable periods relates to Twilio on a standalone basis. As a result, comparisons to the prior-year period may not be indicative of future results or future rates of growth.
Acquisition of SendGrid, Inc. in 2019
In February 2019, we acquired SendGrid, Inc. ("SendGrid"), the leading email API platform, by issuing 23.6 million shares of its Class A common stock with a total value of $2.7 billion. We also assumed all of the outstanding stock options and restricted stock units of SendGrid as converted into our stock options and restricted stock units, respectively,based on the conversion ratio provided in the Agreement and Plan of Merger and Reorganization, as amended.
Public Equity Offerings
In February 2021, August 2020 and June 2019 we completed public equity offerings in which we sold 4,312,500 shares, 5,819,838 shares and 8,064,515 shares, respectively, of our Class A common stock at public offering prices of $409.60 per share, $247.00 per share and $124.00 per share, respectively. We received aggregate proceeds of $1.8 billion, $1.4 billion and $979.0 million, respectively, after deducting underwriting discounts and offering expenses paid and payable by us.
COVID-19 UPDATE
A novel coronavirus disease (“COVID-19”) was declared a global pandemic during the first quarter of 2020 and has resulted in the imposition of numerous, unprecedented, national and international measures to try to contain the virus, including travel bans and restrictions, shutdowns, quarantines, shelter-in-place and social distancing orders. To prioritize the health and safety of our employees, customers and our community at large, we have either cancelled or shifted other planned events to virtual-only experiences and may determine to alter, postpone or cancel additional customer, employee or industry events in the future. Since mid-March 2020, we have also taken several precautionary measures to protect our employees and contingent workers and help minimize the spread of the virus, including temporarily closing our worldwide offices, requiring all employees and contingent workers to work from home and suspending all business travel worldwide for our employees for the time being.
The broader implications of COVID-19 on our results of operations and overall financial performance remain uncertain. The COVID-19 pandemic and its adverse effects have become more prevalent in the locations where we, our customers, suppliers or third-party business partners conduct business. In the three months ended December 31, 2020, we experienced a modest rebound in usage levels from customers in the travel and hospitality industry, while the ridesharing industry remained below pre-COVID-19 levels. We also continued to experience increased usage in other areas, including healthcare, education, consumer on-demand, and retail. We acknowledge that there may be additional impacts to the economy and our business as a result of COVID-19. We expect that there may be some volatility in customer demand and buying habits as the pandemic continues, and we may experience constrained supply or curtailed customer demand that could materially and adversely impact our business, results of operations and financial performance in future periods. Specifically, we may experience impact from delayed sales cycles, including customers and prospective customers delaying contract signing or contract renewals, or reducing budgets or minimum commitments related to the products and services that we offer and changes to consumer behavior that may affect customers who use our products and service for confirmations, notifications, and other use cases. While we are continuing our recruiting efforts, it is possible that the pace of our hiring may slow during the COVID-19 pandemic. See the risk factor titled "The global COVID-19 pandemic may adversely impact our business, results of operations and financial performance" in Part I, Item 1A, “Risk Factors” of this Annual Report on Form 10-K for further discussion of the possible impact of the COVID-19 pandemic on our business, financial condition and results of operations.
Key Business Metrics

	Year Ended December 31,
	2020	2019	2018
Number of Active Customer Accounts (as of end date of period) (1)	221,000	179,000	64,286
Total Revenue (in thousands) (1)	$1,761,776	$1,134,468	$650,067
Total Revenue Growth Rate (1)	55%	75%	63%
Dollar-Based Net Expansion Rate (2)	137%	135%	143%
____________________
(1) Includes the contributions from our Twilio Segment business, acquired November 2, 2020, and Twilio SendGrid business, acquired February 1, 2019, from the dates of their respective acquisitions. Effective December 31, 2019, we round down the number of Active Customer Accounts to the nearest thousand.

(2) As previously announced in our Annual Report on Form 10-K filed with the SEC on March 2, 2020, commencing with the three-month period ended March 31, 2020, we calculate our Dollar-Based Net Expansion Rate by comparing total revenue from a cohort of Active Customer Accounts in a period to the same period in the prior year (the "New DBNE Definition"). To facilitate comparison between the periods presented, Dollar-Based Net Expansion Rate as presented in the table above has been calculated as if the New DBNE Definition had been in effect during that period. As a result of the New DBNE Definition, unless specifically identified as being calculated using total revenue, any Dollar-Based Net Expansion Rates disclosed by us in our SEC filings, press releases and presentations prior to the date of our press release for the three months ended March 31, 2020, will not be directly comparable to our Dollar-Based Net Expansion Rates going forward. Revenue from Twilio Segment will not impact this calculation until the one-year anniversary of the acquisition.

Number of Active Customer Accounts. We believe that the number of Active Customer Accounts is an important indicator of the growth of our business, the market acceptance of our platform and future revenue trends. We define an Active Customer Account at the end of any period as an individual account, as identified by a unique account identifier, for which we have recognized at least $5 of revenue in the last month of the period. We believe that use of our platform by customers at or above the $5 per month threshold is a stronger indicator of potential future engagement than trial usage of our platform or usage at levels below $5 per month. In the years ended December 31, 2020, 2019 and 2018, revenue from Active Customer Accounts represented over 99% of total revenue in each period. A single organization may constitute multiple unique Active Customer Accounts if it has multiple account identifiers, each of which is treated as a separate Active Customer Account. Effective December 31, 2019, we round down the number of Active Customer Accounts to the nearest thousand.
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
For historical periods through December 31, 2019, our Dollar-Based Net Expansion Rate compared the revenue from Active Customer Accounts, other than large Active Customer Accounts that have never entered into 12-month minimum revenue commitment contracts with us, in a quarter to the same quarter in the prior year. For reporting periods starting with the three months ended March 31, 2020, our Dollar-Based Net Expansion Rate compares the revenue from all Active Customer Accounts in a quarter to the same quarter in the prior year. To calculate the Dollar-Based Net Expansion Rate, we first identify the cohort of Active Customer Accounts that were Active Customer Accounts in the same quarter of the prior year. The Dollar-

Based Net Expansion Rate is the quotient obtained by dividing the revenue generated from that cohort in a quarter, by the revenue generated from that same cohort in the corresponding quarter in the prior year. When we calculate Dollar-Based Net Expansion Rate for periods longer than one quarter, we use the average of the applicable quarterly Dollar-Based Net Expansion Rates for each of the quarters in such period. As a result of the change in calculation of Dollar-Based Net Expansion Rate, unless specifically identified as being calculated based on total revenue, any Dollar-Based Net Expansion Rates disclosed by us in our SEC filings, press releases and presentations prior to the date of our press release for the three months ended March 31, 2020, will not be directly comparable to our Dollar-Based Net Expansion Rates going forward.
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
Net Loss Carryforwards
At December 31, 2020, we had federal, state and foreign net operating loss carryforwards of approximately $2.7 billion, $1.8 billion and $27.9 million respectively, and federal and state tax credits of approximately $79.8 million and $57.7 million, respectively. If not utilized, the federal and state loss carryforwards will expire at various dates beginning in 2029 and 2025, respectively, and the federal tax credits will expire at various dates beginning in 2029. The state tax credits can be carried forward indefinitely. At present, we believe that it is more likely than not that the federal and state net operating loss and credit carryforwards will not be realized. Accordingly, a full valuation allowance has been established for these tax attributes, as well as the rest of the federal and state deferred tax assets.
Key Components of Statements of Operations
Revenue. We derive our revenue primarily from usage‑based fees earned from customers using the software products within our Solutions APIs and Channel APIs. These usage‑based software products include offerings, such as Programmable Voice, Programmable Messaging and Programmable Video. Some examples of the usage‑based fees for which we charge include minutes of call duration activity for our Programmable Voice products, number of text messages sent or received using our Programmable Messaging products and number of authentications for our Account Security products. In the years ended December 31, 2020, 2019 and 2018, we generated 76%, 75% and 84% of our revenue, respectively, from usage‑based fees. We also earn monthly flat fees from certain fee‑based products, such as our Email API, Marketing Campaigns, Flex seats, telephone numbers, short codes and customer support.
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
Amounts that have been charged via credit card or invoiced are recorded in revenue, deferred revenue or customer deposits, depending on whether the revenue recognition criteria have been met. Our deferred revenue and customer deposits liability balance is not a meaningful indicator of our future revenue at any point in time because the number of contracts with our invoiced customers that contain terms requiring any form of prepayment is not significant.
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
Our gross margin has been and will continue to be affected by a number of factors, including the timing and extent of our investments in our operations, our product mix, our ability to manage our network service provider and cloud infrastructure‑related fees, including Application to Person SMS fees, the mix of U.S. revenue compared to international revenue, changes in foreign exchange rates and the timing of amortization of capitalized software development costs and acquired intangibles and the extent to which we periodically choose to pass on our cost savings from platform optimization efforts to our customers in the form of lower usage prices.
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
Provision for Income Taxes. Our income tax provision or benefit for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items occurring in the quarter. The primary difference between our effective tax rate and the federal statutory rate relates to the net operating losses in jurisdictions with a valuation allowance or a zero tax rate, and the income tax benefit recorded in connection with the Segment and SendGrid acquisitions.

On June 7, 2019, a three-judge panel from the U.S. Court of Appeals for the Ninth Circuit overturned the U.S. Tax Court's decision in Altera Corp. v. Commissioner and upheld the portion of the Treasury regulations under Section 482 of the Internal Revenue Code that requires related parties in a cost-sharing arrangement to share expenses related to share-based compensation. As a result of this decision, our gross unrecognized tax benefits increased to reflect the impact of including share-based compensation in cost-sharing arrangements. On July 22, 2019, Altera filed a petition for a rehearing before the full Ninth Circuit and the request was denied on November 12, 2019. On February 10, 2020, Altera filed a petition to appeal the decision to the Supreme Court, and on June 22, 2020, the Supreme Court denied the petition. We will continue to monitor future developments and their potential effects on our consolidated financial statements.

Results of Operations
The following tables set forth our results of operations for the periods presented and as a percentage of our total revenue for those periods. We have included Twilio Segment in our results of operations prospectively after November 2, 2020, and Twilio SendGrid in our results of operations prospectively after February 1, 2019, the respective closing dates of each acquisition. The period-to-period comparison of our historical results are not necessarily indicative of the results that may be expected in the future.

	Year Ended December 31,
	2020	2019	2018
Consolidated Statements of Operations Data:	(In thousands, except share and per share amounts)
Revenue	$1,761,776	$1,134,468	$650,067
Cost of revenue (1) (2)	846,115	525,551	300,841
Gross profit	915,661	608,917	349,226
Operating expenses:
Research and development (1) (2)	530,548	391,355	171,358
Sales and marketing (1) (2)	567,407	369,079	175,555
General and administrative (1) (2)	310,607	218,268	117,548
Total operating expenses	1,408,562	978,702	464,461
Loss from operations	(492,901)	(369,785)	(115,235)
Other (expenses) income, net	(11,525)	7,569	(5,923)
Loss before benefit (provision) for income taxes	(504,426)	(362,216)	(121,158)
Benefit (provision) for income taxes	13,447	55,153	(791)
Net loss attributable to common stockholders	(490,979)	(307,063)	(121,949)
Net loss per share attributed to common stockholders, basic and diluted	$(3.35)	$(2.36)	$(1.26)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	146,708,663	130,083,046	97,130,339
____________________________________
(1) Includes stock-based compensation expense as follows:

	Year Ended December 31,
	2020	2019	2018
	(In thousands)
Cost of revenue	$8,857	$7,123	$1,126
Research and development	173,303	126,012	42,277
Sales and marketing	103,450	60,886	23,616
General and administrative	76,301	70,297	26,254
Total	$361,911	$264,318	$93,273
____________________________________
(2) Includes amortization of acquired intangibles as follows:

	Year Ended December 31,
	2020	2019	2018
	(In thousands)
Cost of revenue	$59,501	$45,267	$5,656
Research and development	—	—	22
Sales and marketing	38,915	27,540	1,117
General and administrative	78	—	375
Total	$98,494	$72,807	$7,170

	Year Ended December 31,
	2020	2019	2018
Consolidated Statements of Operations, as a percentage of revenue: **
Revenue	100%	100%	100%
Cost of revenue	48	46	46
Gross profit	52	54	54
Operating expenses:
Research and development	30	34	26
Sales and marketing	32	33	27
General and administrative	18	19	18
Total operating expenses	80	86	71
Loss from operations	(28)	(33)	(18)
Other (expenses) income, net	(1)	1	(1)
Loss before benefit (provision) for income taxes	(29)	(32)	(19)
Benefit (provision) for income taxes	*	*	*
Net loss attributable to common stockholders	(28%)	(27%)	(19)%

____________________________________
* Less than 0.5% of revenue.
** Columns may not add up to 100% due to rounding.
Comparison of the Fiscal Years Ended December 31, 2020, 2019 and 2018
Revenue

	Year Ended December 31,
	2020	2019	2018	2019 to 2020 Change		2018 to 2019 Change
	(Dollars in thousands)
Total Revenue	$1,761,776	$1,134,468	$650,067	$627,308	55%	$484,401	75%
2020 compared to 2019
In 2020, total revenue increased by $627.3 million, or 55%, compared to the same period last year. This increase was primarily attributable to an increase in the usage of our products, particularly our Programmable Messaging products and Programmable Voice products, the adoption of additional products by our existing customers, and revenue contribution from our acquisition of our Twilio Segment business for the period from November 2, 2020 through December 31, 2020. This increase was partially offset by pricing decreases that we have implemented over time in the form of lower usage prices, in an effort to increase the reach and scale of our platform. The changes in usage and price in 2020, were reflected in our Dollar‑Based Net Expansion Rate of 137%. The increase in usage was also attributable to a 23% increase in the number of Active Customer Accounts, from 179,000 as of December 31, 2019, to over 221,000 as of December 31, 2020, which was also positively impacted by the customer accounts added through our acquisition of the Twilio Segment business.

In 2020, U.S. revenue and international revenue represented $1.3 billion or 73%, and $479.6 million, or 27%, respectively, of total revenue. In 2019, U.S. revenue and international revenue represented $808.9 million, or 71%, and $325.6 million, or 29%, respectively, of total revenue. The increase in international revenue was attributable to the growth in usage of our products, particularly our Programmable Messaging products and Programmable Voice products, by our existing international Active Customer Accounts; a 23% increase in the number of international Active Customer Accounts driven in part by our focus on expanding our sales to customers outside of the United States; and revenue contribution from our acquisition of the Twilio Segment business.
2019 compared to 2018
In 2019, total revenue increased by $484.4 million, or 75%, compared to the same period last year. This increase was primarily attributable to an increase in the usage of our products, particularly our Programmable Messaging products and Programmable Voice products, the adoption of additional products by our existing customers, and revenue contribution from our acquisition of the Twilio SendGrid business for the period from February 1, 2019 through December 31, 2019. This increase was partially offset by pricing decreases that we have implemented over time in the form of lower usage prices, in an effort to increase the reach and scale of our platform. The changes in usage and price in 2019, were reflected in our Dollar‑Based Net Expansion Rate of 135%. The increase in usage was also attributable to a 178% increase in the number of Active Customer Accounts, from 64,286 as of December 31, 2018, to over 179,000 as of December 31, 2019, which was also positively impacted by the customer accounts added through our acquisition of the Twilio SendGrid business.
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
Cost of Revenue and Gross Margin

	Year Ended December 31,
	2020	2019	2018	2019 to 2020 Change		2018 to 2019 Change
	(Dollars in thousands)
Cost of revenue	$846,115	$525,551	$300,841	$320,564	61%	$224,710	75%
Gross margin	52%	54%	54%
2020 compared to 2019
In 2020, cost of revenue increased by $320.6 million, or 61%, compared to the same period last year. The increase in cost of revenue was primarily attributable to a $246.2 million increase in network service providers’ costs and a $32.3 million increase in cloud infrastructure fees, both to support the growth in usage of our products. The increase was also due to a $14.2 million increase in the amortization expense of intangible assets that we acquired through business combinations.
In 2020, gross margin percentage declined compared to 2019. This decline was primarily driven by a re-acceleration in growth of our messaging business, an increase in amortization expense related to acquired intangible assets, the impact of an increasing mix of international product usage and an increase in network service provider fees in certain geographies. These declines were partially offset by the impact of the acquisition of the Twilio Segment business and certain operational improvements.
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
Operating Expenses

	Year Ended December 31,
	2020	2019	2018	2019 to 2020 Change		2018 to 2019 Change
	(Dollars in thousands)
Research and development	$530,548	$391,355	$171,358	$139,193	36%	$219,997	128%
Sales and marketing	567,407	369,079	175,555	198,328	54%	193,524	110%
General and administrative	310,607	218,268	117,548	92,339	42%	100,720	86%
Total operating expenses	$1,408,562	$978,702	$464,461	$429,860	44%	$514,241	111%
2020 compared to 2019
In 2020, research and development expenses increased by $139.2 million, or 36%, compared to the same period last year. The increase was primarily attributable to a $128.3 million increase in personnel costs, net of a $17.8 million increase in capitalized software development costs, largely as a result of a 63% average increase in our research and development headcount, as we continued to focus on enhancing our existing products, introducing new products as well as enhancing product management and other technical functions. This increase also reflected the impact of growth in the headcount as a result of the acquisition of our Twilio Segment business on November 2, 2020. The increase was also due to a $13.3 million increase in our cloud infrastructure fees related to staging and development of our products. In addition, 2020 included research and development expenses from our acquired Twilio Segment business for the period from November 2, 2020 through December 31, 2020.
In 2020, sales and marketing expenses increased by $198.3 million, or 54%, compared to the same period last year. The increase was primarily attributable to a $137.4 million increase in personnel costs, largely as a result of a 88% average increase in sales and marketing headcount, as we continued to expand our sales efforts in the United States and abroad. The increase also reflected the impact of growth in the headcount as a result of the acquisition of our Twilio Segment business on November 2, 2020. The increase was also due to a $11.4 million increase related to the amortization of acquired intangible assets, and a $20.1 million increase in advertising expenses. In addition, 2020 included sales and marketing expenses from our acquired Twilio Segment business for the period from November 2, 2020 through December 31, 2020.
In 2020, general and administrative expenses increased by $92.3 million, or 42%, compared to the same period last year. The increase was primarily attributable to a $25.4 million increase in personnel costs, largely as a result of a 66% average increase in general and administrative headcount, to support the growth of our business domestically and internationally. The increase also reflected the impact of growth in the headcount as a result of the acquisition of our Twilio Segment business on November 2, 2020. The increase was also due to a $19.0 million increase in charitable contributions due to several donations made by Twilio.org, a $10.7 million increase in our allowance for estimated credit losses partially impacted by the COVID-19 environment, and a $5.8 million increase in professional expenses related to our acquisitions of other business. Additionally, certain of our taxes increased by $7.9 million primarily in foreign jurisdictions and our professional services fees increased by $6.6 million. In addition, 2020 included general and administrative expenses from our acquired Twilio Segment business for the period from November 2, 2020 through December 31, 2020.
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

Quarterly Results of Operations
The following tables set forth our unaudited quarterly statements of operations data for each of the eight quarters within the two years ended December 31, 2020, as well as the percentage that each line item represents of our revenue for each quarter presented. The information for each quarter has been prepared on a basis consistent with our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K, and reflect, in the opinion of management, all adjustments of a normal, recurring nature that are necessary for a fair presentation of the financial information contained in those statements. For the three months ended December 31, 2020, our revenue also includes the contribution from our Twilio Segment business since the date of our acquisition of this business on November 2, 2020. For the three months ended March 31, 2019 and all subsequent periods thereafter, our revenue also includes the contribution from our Twilio SendGrid business since the date of our acquisition of this business on February 1, 2019. Our historical results are not necessarily indicative of the results that may be expected in the future. The following quarterly financial data should be read in conjunction with our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
Consolidated Statements of Operations:

	Three Months Ended
	Mar 31, 2019	Jun 30, 2019	Sep 30, 2019	Dec 31, 2019	Mar 31, 2020	Jun 30, 2020	Sep 30, 2020	Dec 31, 2020
	(Unaudited, in thousands)
Revenue	$233,139	$275,039	$295,066	$331,224	$364,868	$400,849	$447,969	$548,090
Cost of revenue (1) (2)	107,089	125,024	136,904	156,534	171,333	191,718	217,095	265,969
Gross profit	126,050	150,015	158,162	174,690	193,535	209,131	230,874	282,121
Operating expenses:
Research and development (1) (2)	77,855	98,783	104,481	110,236	114,339	120,701	136,652	158,856
Sales and marketing (1) (2)	71,607	90,421	100,657	106,394	116,722	129,823	140,875	179,987
General and administrative (1) (2)	64,176	54,543	47,690	51,859	55,170	61,251	65,617	128,569
Total operating expenses	213,638	243,747	252,828	268,489	286,231	311,775	343,144	467,412
Loss from operations	(87,588)	(93,732)	(94,666)	(93,799)	(92,696)	(102,644)	(112,270)	(185,291)
Other (expenses) income, net	(636)	(880)	4,377	4,708	(1,118)	3,015	(3,996)	(9,426)
Loss before benefit (provision) for income taxes	(88,224)	(94,612)	(90,289)	(89,091)	(93,814)	(99,629)	(116,266)	(194,717)
Benefit (provision) for income taxes	51,721	2,033	2,555	(1,156)	(977)	(294)	(648)	15,366
Net loss attributable to common stockholders	$(36,503)	$(92,579)	$(87,734)	$(90,247)	$(94,791)	$(99,923)	$(116,914)	$(179,351)
____________________________________
(1) Includes stock-based compensation expense as follows:

	Three Months Ended
	Mar 31, 2019	Jun 30, 2019	Sep 30, 2019	Dec 31, 2019	Mar 31, 2020	Jun 30, 2020	Sep 30, 2020	Dec 31, 2020
	(Unaudited, in thousands)
Cost of revenue	$1,809	$1,623	$1,674	$2,017	$1,837	$2,143	$2,237	$2,640
Research and development	25,339	33,701	34,348	32,624	33,209	39,841	46,294	53,959
Sales and marketing	11,749	14,564	16,143	18,430	19,943	23,086	26,573	33,848
General and administrative	19,427	20,852	16,103	13,915	14,036	14,317	14,306	33,642
Total	$58,324	$70,740	$68,268	$66,986	$69,025	$79,387	$89,410	$124,089
____________________________________
(2) Includes amortization of acquired intangibles as follows:

	Three Months Ended
	Mar 31, 2019	Jun 30, 2019	Sep 30, 2019	Dec 31, 2019	Mar 31, 2020	Jun 30, 2020	Sep 30, 2020	Dec 31, 2020
	(Unaudited, in thousands)
Cost of revenue	$8,460	$11,857	$12,549	$12,401	$12,381	$12,695	$12,540	$21,885
Sales and marketing	5,003	7,329	7,322	7,886	7,864	7,889	7,876	15,286
General and administrative	153	62	121	(336)	47	11	10	10
Total	$13,616	$19,248	$19,992	$19,951	$20,292	$20,595	$20,426	$37,181

Consolidated Statement of Operations, as a percentage of revenue **

	Three Months Ended
	Mar 31, 2019	Jun 30, 2019	Sep 30, 2019	Dec 31, 2019	Mar 31, 2020	Jun 30, 2020	Sep 30, 2020	Dec 31, 2020
	(Unaudited)
Revenue	100%	100%	100%	100%	100%	100%	100%	100%
Cost of revenue	46	45	46	47	47	48	48	49
Gross profit	54	55	54	53	53	52	52	51
Operating expenses:
Research and development	33	36	35	33	31	30	31	29
Sales and marketing	31	33	34	32	32	32	31	33
General and administrative	28	20	16	16	15	15	15	23
Total operating expenses	92	89	86	81	78	78	77	85
Loss from operations	(38)	(34)	(32)	(28)	(25)	(26)	(25)	(34)
Other (expenses) income, net	—	—	1	1	*	1	(1)	(2)
Loss before benefit (provision) for income taxes	(38)	(34)	(31)	(27)	(26)	(25)	(26)	(36)
Benefit (provision) for income taxes	22	1	1	*	*	*	*	*
Net loss attributable to common stockholders	(16)%	(34)%	(30)%	(27)%	(26)%	(25)%	(26)%	(33)%
____________________________________
* Less than 0.5% of revenue.
** Columns may not add up to 100% due to rounding.

	Three Months Ended
	Mar 31, 2019	Jun 30, 2019	Sep 30, 2019	Dec 31, 2019	Mar 31, 2020	Jun 30, 2020	Sep 30, 2020	Dec 31, 2020
	(Unaudited, dollars in thousands)
Number of Active Customer Accounts (as of end date of period) (1) (2) (3)	154,797	161,869	172,092	179,000	190,000	200,000	208,000	221,000
Total Revenue (in thousands) (1) (2)	$233,139	$275,039	$295,066	$331,224	$364,868	$400,849	$447,969	$548,090
Total Revenue Growth Rate (1) (2)	81%	86%	75%	62%	57%	46%	52%	65%
Dollar-Based Net Expansion Rate (4)	142%	141%	132%	125%	143%	132%	137%	139%
____________________________________
(1) For the three months ended December 31, 2020, Active Customer Accounts, Total Revenue and Total Revenue Growth Rate include the contribution from the Twilio Segment acquisition, which closed on November 2, 2020. Effective December 31, 2019, we round down the number of Active Customer Accounts to the nearest thousand.
(2) For the three months ended March 31, 2019 and all subsequent quarterly periods thereafter, Active Customer Accounts, Total Revenue and Total Revenue Growth Rate include the contribution from the Twilio SendGrid acquisition, which closed on February 1, 2019.
(3) See the section titled "Key Business Metrics—Number of Active Customer Accounts."
(4) See the section titled "Key Business Metrics—Dollar-Based Net Expansion Rate."
Quarterly Trends in Revenue and Gross Margin
Our quarterly revenue increased in each period presented primarily due to an increase in the usage of our products, the adoption of additional products by our existing customers, as evidenced by our Dollar-Based Net Expansion Rates and an increase in our new customers. For the three months ended December 31, 2020, our revenue also includes the contribution from our Twilio Segment business since the date of our acquisition of this business on November 2, 2020. For the three months ended March 31, 2019 and all subsequent quarterly periods thereafter, our revenue also includes the contribution from our Twilio SendGrid business since the date of our acquisition of this business on February 1, 2019.
In the first three quarters of 2020, the gross margin stayed relatively consistent due to continued platform optimization, offset by continued international product usage. In the fourth quarter of 2020, international usage continued to increase at a higher rate than domestic usage, causing a slight decline in the gross margin percentage.

In the first three quarters of 2019 the gross margin stayed relatively consistent due to continued platform optimization, offset by continued international product usage. In the fourth quarter of 2019, international usage continued to increase at a higher rate than domestic usage, causing a slight decline in gross margin percentage.
Quarterly Trends in Operating Expenses
Our operating expenses have generally increased sequentially on a dollar basis as a result of our growth, primarily related to our acquisitions of our Segment and SendGrid businesses, increased personnel costs to support our expanded operations, our continued investment in our products, our operations as a public company and our litigation costs.

In the fourth quarter of 2020, our general and administrative expenses included $20.7 million of costs related to the acquisition of our Twilio Segment business on November 2, 2020. The fourth quarter general and administrative expense also included $31.7 million of stock-based compensation expense related to vesting of equity awards of Twilio Segment that we assumed, and vesting of certain shares of our Class A common stock that we issued subject to service conditions on the acquisition closing date.
In the first and second quarters of 2019, our general and administrative expenses included $20.7 million and $26.0 million, respectively, of additional stock-based compensation expense related to vesting of equity awards of Twilio SendGrid that we assumed on the acquisition closing date. The first quarter general and administrative expenses also included $12.4 million of costs related to the acquisition of SendGrid on February 1, 2019. In the third quarter of 2019, our sales and marketing expenses included $9.4 million of costs related to our SIGNAL customer and developer conference, which occurred in the third quarter of 2019.
Liquidity and Capital Resources
To date, our principal sources of liquidity have been (i) the net proceeds of $155.5 million, $64.4 million, $979.0 million,$1.4 billion, and $1.8 billion, net of underwriting discounts and offering expenses paid by us, from our initial public offering in June 2016 and our subsequent public offerings in October 2016, June 2019, August 2020, and February 2021, respectively; (ii) the net proceeds we received through private sales of equity securities; (iii) the net proceeds of approximately $537.0 million, after deducting purchaser discounts and debt issuance costs paid by us, from issuance of the 0.25% convertible senior notes due 2023 (the "Notes"), as described in Note 9 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K; and (iv) the payments received from customers using our products.
We believe that our cash, cash equivalents and marketable securities balances, as well as the cash flows generated by our operations will be sufficient to satisfy our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. However, our belief may prove to be incorrect, and we could utilize our available financial resources sooner than we currently expect. Our future capital requirements and the adequacy of available funds will depend on many factors, including those set forth in Part I, Item 1A, “Risk Factors.” We may be required to seek additional equity or debt financing in order to meet these future capital requirements. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us, or at all. If we are unable to raise additional capital when desired, our business, results of operations and financial condition would be adversely affected. Additionally, cash from operations could also be affected by various risks and uncertainties in connection with the COVID-19 pandemic, including timing and ability to collect payments from our customers and other risks detailed in Part I, Item 1A, “Risk Factors.”
Cash Flows
The following table summarizes our cash flows:

	Year Ended December 31,
	2020	2019	2018
	(In thousands)
Cash provided by operating activities	$32,654	$14,048	$7,983
Cash used in investing activities	(845,855)	(1,285,792)	(139,419)
Cash provided by financing activities	1,493,311	1,020,145	515,819
Effect of exchange rate changes on cash, cash equivalents and restricted cash	40	—	163
Net increase (decrease) in cash, cash equivalents and restricted cash	$680,150	$(251,599)	$384,546

Cash Flows from Operating Activities
In 2020, cash provided by operating activities consisted primarily of our net loss of $491.0 million adjusted for non-cash items, including $360.9 million of stock-based compensation expense, $16.5 million of tax benefit related to release of valuation allowance in connection with our acquisitions of other businesses, $149.7 million of depreciation and amortization expense, $23.8 million amortization of the debt discount and issuance costs related to our Notes, $38.4 million of non-cash reduction to our operating right-of-use asset, $13.3 million amortization of deferred commissions, a $13.2 million increase in our allowance for credit losses, and $97.4 million of cumulative changes in operating assets and liabilities. With respect to changes in operating assets and liabilities, accounts receivable and prepaid expenses increased $92.9 million primarily due to the timing of cash receipts from certain of our larger customers, pre-payments for cloud infrastructure fees and certain operating expenses. Accounts payable and other current liabilities increased $98.4 million primarily due to increases in transaction volumes. Operating lease liability decreased $33.9 million due to payments made against our operating lease obligations. Other long-term assets increased $81.9 million primarily due to an increase in the sales commissions balances related to the growth of our business.
In 2019, cash provided by operating activities consisted primarily of our net loss of $307.1 million adjusted for non-cash items, including $264.3 million of stock-based compensation expense, $55.7 million of tax benefit related to release of valuation allowance in connection with our acquisitions of other businesses, $110.4 million of depreciation and amortization expense, $23.7 million amortization of the debt discount and issuance costs related to our Notes, $23.2 million of non-cash reduction to our operating right-of-use asset and $48.0 million of cumulative changes in operating assets and liabilities. With respect to changes in operating assets and liabilities, accounts receivable and prepaid expenses increased $71.7 million primarily due to the timing of cash receipts from certain of our larger customers, pre-payments for cloud infrastructure fees and certain operating expenses. Accounts payable and other current liabilities increased $63.4 million primarily due to increases in transaction volumes. Operating lease liability decreased $21.1 million due to payments made against our operating lease obligations. Other long-term assets increased $18.0 million primarily due to an increase in the deferred sales commissions balances related to the growth of our business.
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
Cash Flows from Investing Activities
In 2020, cash used in investing activities was $845.9 million primarily consisting of $453.1 million of purchases of marketable securities and other investments, net of maturities and sales, $333.6 million of net cash paid to acquire other businesses as described in Note 6 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K, $33.3 million related to capitalized software development costs and $25.8 million related to purchases of long-lived assets.
In 2019, cash used in investing activities was $1.3 billion, primarily consisting of $1.3 billion of purchases of marketable securities and other investments, net of maturities and sales, $122.7 million of net cash paid to acquire other businesses, $21.9 million related to capitalized software development costs and $45.4 million related to purchases of long-lived assets.
In 2018, cash used in investing activities was $139.4 million, primarily consisting of $84.2 million of purchases of marketable securities, net of maturities, $30.6 million of net cash paid to acquire other businesses and $19.5 million related to capitalized software development costs.
Cash Flows from Financing Activities
In 2020, cash provided by financing activities was $1.5 billion primarily consisting of $1.4 billion in net proceeds from our public equity offering, as described in Note 13 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K, and $104.8 million in proceeds from stock options exercised by our employees and shares issued under our employee stock purchase plan.

In 2019, cash provided by financing activities was $1.0 billion primarily consisting of $979.1 million in net proceeds from our public equity offering and $57.5 million in proceeds from stock options exercised by our employees and shares issued under our employee stock purchase plan.
In 2018, cash provided by financing activities was $515.8 million, primarily consisting of $537.1 million in net proceeds from our Notes, net of purchaser discounts and issuance costs paid in the period, and $40.0 million in proceeds from stock options exercised by our employees and shares issued under our employee stock purchase plan. This was partially offset by a $58.5 million payment for capped call transactions.
Off-Balance Sheet Arrangements
We have not entered into any off-balance sheet arrangements and do not have any holdings in variable interest entities.
Contractual Obligations and Other Commitments
The following table summarizes our contractual obligations as of December 31, 2020:

	Less Than One Year	One to Three Years	Three to Five Years	Five Years or More	Total Payments
	(In thousands)
Operating leases (1)	$60,220	$109,281	$76,664	$75,410	$321,575
Finance leases (2)	9,866	14,429	3,920	518	28,733
Convertible senior notes (3)	—	343,702	—	—	343,702
Noncancelable purchase obligations (4)	81,988	57,049	—	—	139,037
Total payments	$152,074	$524,461	$80,584	$75,928	$833,047
____________________________________
(1) Operating leases represent total future minimum rent payments under noncancellable operating lease agreements.
(2) Finance leases represent total future minimum payments under a noncancellable financing lease agreements.
(3) See Note 9 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for a discussion of our convertible senior notes.
(4) Noncancellable purchase obligations represent total future minimum payments under contracts with our cloud infrastructure provider, network service providers and other vendors. Purchase obligations exclude agreements that are cancellable without penalty. Unrecognized tax benefits are not included in the table above because any amounts expected to be settled in cash are not material.
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
Subscription-based fees are derived from certain non-usage-based contracts, such as with the sales of short codes, customer support, and fees charged to access the cloud-based platform of our recently acquired Twilio Segment business that is further described in Note 6 to our consolidated financial statements included elsewhere in this Annual Report of Form 10-K. Non-usage-based contracts revenue is recognized on a ratable basis over the contractual term which is generally one year or less for our legacy products and one to three years for the contracts acquired with Segment.
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
Business Combinations

Accounting for business combinations requires us to make significant estimates and assumptions, especially at the acquisition date with respect to tangible and intangible assets acquired and liabilities assumed. We use our best estimates and assumptions to accurately assign fair value to the tangible and intangible assets acquired and liabilities assumed at the acquisition date as well as the useful lives of those acquired intangible assets. Examples of critical estimates in valuing certain of the intangible assets and goodwill we have acquired include but are not limited to future expected cash flows from acquired developed technologies; existing customer relationships; uncertain tax positions and tax related valuation allowances assumed; and discount rates. Unanticipated events and circumstances may occur that may affect the accuracy or validity of such assumptions, estimates or actual results.
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
Interest Rate Risk
We had cash and cash equivalents of $933.9 million and marketable securities of $2.1 billion as of December 31, 2020. Cash and cash equivalents consist of bank deposits and money market funds. Marketable securities consist primarily of U.S. treasury securities and high credit quality corporate debt securities. The cash and cash equivalents and marketable securities are held for working capital purposes. Such interest‑earning instruments carry a degree of interest rate risk. To date, fluctuations in interest income have not been significant. The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. Due to the short‑term nature of our investments, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. A hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our consolidated financial statements.

In May 2018, we issued $550.0 million aggregate principal amount of Notes, of which $206.3 million was redeemed as of December 31, 2020. The fair market value of the Notes is affected by our stock price. The fair value of the Notes will generally increase as our common stock price increases and will generally decrease as our common stock price declines in value. In addition, the fair market value of the Notes is exposed to interest rate risk. Generally, the fair market value of our fixed interest rate Notes will increase as interest rates fall and decrease as interest rates rise. Additionally, on our balance sheet we carry the Notes at face value less unamortized discount and debt issuance cost, and we present the fair value for required disclosure purposes only.
Currency Exchange Risks
The functional currency of most of our foreign subsidiaries is the U.S. dollar. The local currencies of our foreign subsidiaries are the Australian dollar, the Bermuda dollar, the Brazilian real, the British pound, the Canadian dollar, the Columbian peso, the Czech Republic koruna, the Euro, the Hong Kong dollar, the Indian rupee, the Japanese yen, the Mexican Peso, the Serbian Dollar, the Singapore dollar and the Swedish krona.
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
Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of Twilio Inc. and subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
The Company acquired Segment.io (Segment) during fiscal 2020, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020, Segment’s internal control over financial reporting associated with $253.6 million, or 3%, of total assets and $23.0 million, or 1%, of total revenues included in the consolidated financial statements of the Company as of and for the year ended December 31, 2020. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of Segment.
Change in Accounting Principle
As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for leases as of January 1, 2019 due to the adoption of Financial Accounting Standards Codification (ASC) Topic 842, Leases.
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
Evaluation of the sufficiency of audit evidence over revenue recognition
As discussed in Note 2(e) to the consolidated financial statements, the Company’s revenue is derived from usage and non-usage based fees earned from customers accessing the Company’s enterprise cloud computing services. As of December 31, 2020, the Company recorded $1.8 billion in revenues, a portion of which related to Programmable Messaging and Programmable Voice APIs. The Company’s revenue recognition process is highly automated, and revenue is recorded within the Company’s general ledger through reliance on customized and proprietary information technology (IT) systems.
We identified the evaluation of the sufficiency of audit evidence over revenue recognition related to the Company’s Programmable Messaging and Programmable Voice APIs as a critical audit matter. This matter required especially subjective auditor judgment because of the large number of information technology (IT) applications involved in the revenue recognition process. Auditor judgment was required in determining the nature and extent of audit evidence obtained over these information systems that process revenue transactions. Involvement of IT professionals with specialized skills and knowledge was required to assist with the performance and evaluation of certain procedures and determination of IT applications subject to testing.
The following are the primary procedures we performed to address this critical audit matter. We applied auditor judgment to determine the nature and extent of procedures to be performed over revenue recognition. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s Programmable Messaging and Programmable Voice revenue recognition process. We involved IT professionals with specialized skills and knowledge, who assisted in testing controls related to the Company’s general information technology and application controls related to the systems utilized within the Company’s Programmable Messaging and Programmable Voice revenue recognition process. For a sample of customer agreements, we tested the Company’s identification and treatment of significant contract terms, including comparing the pricing reflected in the Company’s revenue IT system to the contractually agreed upon pricing with the customer. For a sample of revenue transactions, we compared the amounts recognized for consistency with underlying documentation, including contracts with customers. We assessed the recorded revenue by comparing revenue to underlying cash receipts. We evaluated credits issued after year end to assess the revenue recorded within the period. In addition, we evaluated the overall sufficiency of audit evidence obtained by assessing the results of procedures performed, including appropriateness of the nature and extent of such evidence.

Valuation of the acquisition date intangible assets related to a business combination
As discussed in Note 6 to the consolidated financial statements, on November 2, 2020, the Company acquired Segment.io, Inc. (Segment) by issuing shares of its Class A common stock worth approximately $2.5 billion and $413.3 million in cash. As part of the acquisition, the Company acquired $595.0 million of intangible assets, including developed technology and customer relationships.
We identified the assessment of the valuation of the acquisition date developed technology and customer relationship intangible assets acquired as a critical audit matter. There was a high degree of subjective auditor judgment in assessing the discount rate, customer retention rate, and forecasted revenue growth rates used to derive the fair value of the developed technology and customer relationship acquired intangible assets. In addition, these fair values were challenging to test due to the sensitivity of the fair value determinations to changes in these assumptions.
The following are the primary procedures we performed to address the critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s process to value acquired intangible assets, including the Company’s controls over the discount rate, customer retention rate, and forecasted revenue growth rate. We compared prior period forecasted revenue to prior period actual revenue to evaluate the Company’s ability to forecast. We evaluated the Company’s forecasted revenue growth rates used to value developed technology and customer relationship intangible assets by (1) comparing the growth forecast assumptions to historical growth rates of peer companies, and (2) comparing forecasted growth rates to historical growth rates. We evaluated the estimated annual customer retention rate by comparing to Segment’s historical customer retention data. We involved a valuation professional with specialized skills and knowledge, who assisted in testing by:
•evaluating the discount rate used by the Company to value the developed technology and customer relationship intangible assets by comparing it against discount rates that were independently developed using publicly available data for comparable companies
•recalculating the estimate of the fair value of the developed technology intangible assets acquired using the Company’s forecasted revenue and our independently developed discount rate, and comparing the result to the Company’s fair value estimate
•recalculating the estimate of the fair value of the customer relationship intangible assets acquired using the Company’s cash flow forecast and our independently developed discount rate and comparing the result to the Company’s fair value estimate.

/s/ KPMG LLP
We have served as the Company’s auditor since 2013.
Santa Clara, California
February 25, 2021

TWILIO INC.
Consolidated Balance Sheets

	As of December 31,
	2020	2019
	(In thousands, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$933,885	$253,660
Short-term marketable securities	2,105,906	1,599,033
Accounts receivable, net	251,167	154,067
Prepaid expenses and other current assets	81,377	54,571
Total current assets	3,372,335	2,061,331
Property and equipment, net	183,239	141,256
Operating right-of-use asset	258,610	156,741
Intangible assets, net	966,573	460,849
Goodwill	4,595,394	2,296,784
Other long-term assets	111,282	33,555
Total assets	$9,487,433	$5,150,516
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$60,042	$39,099
Accrued expenses and other current liabilities	243,833	147,681
Deferred revenue and customer deposits	87,031	26,362
Operating lease liability, current	48,338	27,156
Finance lease liability, current	9,062	6,924
Total current liabilities	448,306	247,222
Operating lease liability, noncurrent	229,905	139,200
Finance lease liability, noncurrent	17,856	8,746
Convertible senior notes, net	302,068	458,190
Other long-term liabilities	36,633	17,747
Total liabilities	1,034,768	871,105
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $0.001 par value, 100,000,000 shares authorized, none issued	—	—
Class A and Class B common stock, $0.001 par value per share
Authorized shares 1,100,000,000 as of December 31, 2020 and 2019; Issued and outstanding shares 164,047,524 and 138,412,799 as of December 31, 2020 and 2019	164	138
Additional paid-in capital	9,613,246	4,952,999
Accumulated other comprehensive income	9,046	5,086
Accumulated deficit	(1,169,791)	(678,812)
Total stockholders’ equity	8,452,665	4,279,411
Total liabilities and stockholders’ equity	$9,487,433	$5,150,516
See accompanying notes to consolidated financial statements.

TWILIO INC.
Consolidated Statements of Operations

	Year Ended December 31,
	2020	2019	2018
	(In thousands, except share and per share amounts)
Revenue	$1,761,776	$1,134,468	$650,067
Cost of revenue	846,115	525,551	300,841
Gross profit	915,661	608,917	349,226
Operating expenses:
Research and development	530,548	391,355	171,358
Sales and marketing	567,407	369,079	175,555
General and administrative	310,607	218,268	117,548
Total operating expenses	1,408,562	978,702	464,461
Loss from operations	(492,901)	(369,785)	(115,235)
Other (expense) income, net	(11,525)	7,569	(5,923)
Loss before benefit (provision) for income taxes	(504,426)	(362,216)	(121,158)
Income tax benefit (provision)	13,447	55,153	(791)
Net loss attributable to common stockholders	$(490,979)	$(307,063)	$(121,949)
Net loss per share attributable to common stockholders, basic and diluted	$(3.35)	$(2.36)	$(1.26)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	146,708,663	130,083,046	97,130,339
See accompanying notes to consolidated financial statements.

TWILIO INC.
Consolidated Statements of Comprehensive Loss

	Year Ended December 31,
	2020	2019	2018
	(In thousands)
Net loss	$(490,979)	$(307,063)	$(121,949)
Other comprehensive income (loss):
Unrealized gain on marketable securities	3,674	3,804	258
Foreign currency translation	286	—	(1,001)
Total other comprehensive income (loss), net of tax	3,960	3,804	(743)
Comprehensive loss attributable to common stockholders	$(487,019)	$(303,259)	$(122,692)
See accompanying notes to consolidated financial statements.

TWILIO INC.
Consolidated Statements of Stockholders' Equity

	Common Stock Class A		Common Stock Class B		Additional Paid In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
	(In thousands, except share amounts)
Balance as of December 31, 2017	69,906,550	70	24,063,246	24	608,165	2,025	(250,438)	359,846
Net loss	—	—	—	—	—	—	(121,949)	(121,949)
Adjustment to opening retained earnings due to adoption of ASC 606	—	—	—	—	—	—	713	713
Exercises of vested stock options	—	—	3,625,991	4	29,732	—	—	29,736
Vesting of early exercised stock options	—	—	—	—	36	—	—	36
Vesting of restricted stock units	1,970,565	2	172,211	—	—	—	—	2
Value of equity awards withheld for tax liability	(25,932)	—	(22,044)	—	(2,654)	—	—	(2,654)
Exercises of unvested stock options	—	—	2,041	—	—	—	—	—
Conversion of shares of Class B common stock into shares of Class A common stock	8,530,980	8	(8,530,980)	(8)	—	—	—	—
Shares issued under ESPP	325,262	—	—	—	10,122	—	—	10,122
Issuance of debt conversion option	—	—	—	—	119,435	—	—	119,435
Debt conversion option issuance costs	—	—	—	—	(2,819)	—	—	(2,819)
Capped call option issuance costs	—	—	—	—	(58,465)	—	—	(58,465)
Donated common stock	62,338	—	—	—	5,996	—	—	5,996
Unrealized gain on marketable securities	—	—	—	—	—	258	—	258
Foreign currency translation	—	—	—	—	—	(1,001)	—	(1,001)
Stock-based compensation	—	—	—	—	98,979	—	—	98,979
Balance as of December 31, 2018	80,769,763	80	19,310,465	20	808,527	1,282	(371,674)	438,235

Net loss	—	—	—	—	—	—	(307,063)	(307,063)
Exercises of vested stock options	1,466,813	1	2,154,053	2	37,739	—	—	37,742
Recapitalization of a subsidiary	—	—	—	—	75	—	(75)	—
Vesting of early exercised stock options	—	—	—	—	21	—	—	21
Vesting of restricted stock units	2,775,788	2	117,331	1	—	—	—	3
Value of equity awards withheld for tax liability	(23,543)	—	(22,095)	—	(5,412)	—	—	(5,412)
Conversion of shares of Class B common stock into shares of Class A common stock	10,029,127	9	(10,029,127)	(9)	—	—	—	—
Shares issued under ESPP	244,628	—	—	—	19,738	—	—	19,738
Issuance of common stock in connection with a follow-on public offering, net of underwriter discounts	8,064,515	8	—	—	979,992			980,000
Costs related to the follow-on public offering	—	—	—	—	(953)	—	—	(953)
Shares issued in acquisition	23,555,081	24	—	—	2,658,874	—	—	2,658,898
Value of equity awards assumed in acquisition	—	—	—	—	182,554	—	—	182,554
Unrealized gain on marketable securities	—	—	—	—	—	3,804	—	3,804
Stock-based compensation	—	—	—	—	271,844	—	—	271,844
Balance as of December 31, 2019	126,882,172	$124	11,530,627	$14	$4,952,999	$5,086	$(678,812)	$4,279,411

TWILIO INC.
Consolidated Statements of Stockholders' Equity

	Common Stock Class A		Common Stock Class B		Additional Paid In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
	(In thousands, except share amounts)
Balance as of December 31, 2019	126,882,172	$124	11,530,627	$14	$4,952,999	$5,086	$(678,812)	$4,279,411
Net loss	—	—	—	—	—	—	(490,979)	(490,979)
Exercises of vested stock options	2,263,629	2	1,232,099	1	72,514	—	—	72,517
Vesting of restricted stock units	3,525,401	4	29,007	—	—	—	—	4
Value of equity awards withheld for tax liability	(34,893)	—	(4,692)	—	(8,778)	—	—	(8,778)
Conversion of shares of Class B common stock into shares of Class A common stock	2,235,739	2	(2,235,739)	(2)	—	—	—	—
Equity component from partial settlement of 2023 convertible senior notes	2,902,434	3	—	—	190,757	—	—	190,760
Shares issued under ESPP	291,800	1	—	—	32,242	—	—	32,243
Donated common stock	88,408	—	—	—	18,993	—	—	18,993
Issuance of common stock in connection with a follow-on public offering, net of underwriter discounts and issuance costs	5,819,838	6	—	—	1,408,163	—	—	1,408,169
Shares issued in acquisition	9,263,140	9	—	—	2,532,347	—	—	2,532,356
Value of equity awards assumed in acquisition	—	—	—	—	38,972	—	—	38,972
Shares issued in acquisition subject to future vesting	258,554	—	—	—	—	—	—	—
Unrealized gain on marketable securities	—	—	—	—	—	3,674	—	3,674
Foreign currency translation	—	—	—	—	—	286	—	286
Stock-based compensation	—	—	—	—	375,037	—	—	375,037
Balance as of December 31, 2020	153,496,222	151	10,551,302	13	9,613,246	9,046	(1,169,791)	8,452,665
See accompanying notes to consolidated financial statements.

TWILIO INC.
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2020	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:	(In thousands)
Net loss	$(490,979)	$(307,063)	$(121,949)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	149,660	110,430	26,095
Non-cash reduction to the right-of-use asset	38,395	23,193	—
Net amortization of investment premium and discount	6,789	(4,501)	(1,496)
Amortization of debt discount and issuance costs	23,759	23,696	14,053
Stock-based compensation	360,936	264,318	93,273
Amortization of deferred commissions	13,322	4,511	1,350
Tax benefit related to release of valuation allowance	(16,459)	(55,745)	—
Allowance for credit losses	13,239	2,491	1,515
Value of donated common stock	18,993	—	5,996
Loss on extinguishment of debt	12,863	—	—
Other adjustments	(477)	674	3,963
Changes in operating assets and liabilities:
Accounts receivable	(81,303)	(51,357)	(58,234)
Prepaid expenses and other current assets	(11,636)	(20,316)	(8,739)
Other long-term assets	(81,908)	(18,021)	(5,305)
Accounts payable	10,060	17,255	6,980
Accrued expenses and other current liabilities	88,340	46,154	45,120
Deferred revenue and customer deposits	13,824	2,968	5,958
Operating lease liabilities	(33,938)	(21,138)	—
Other long-term liabilities	(826)	(3,501)	(597)
Net cash provided by operating activities	32,654	14,048	7,983
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions, net of cash acquired and other related payments	(333,591)	122,749	(30,574)
Purchases of marketable securities and other investments	(1,636,590)	(2,038,422)	(279,687)
Proceeds from sales and maturities of marketable securities	1,183,459	697,171	195,497
Capitalized software development costs	(33,328)	(21,922)	(19,546)
Purchases of long-lived and intangible assets	(25,805)	(45,368)	(5,109)
Net cash used in investing activities	(845,855)	(1,285,792)	(139,419)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from a public offering, net of underwriting discount and issuance costs	1,408,113	979,123	—
Proceeds from issuance of convertible senior notes	—	—	550,000
Payment of debt issuance costs	—	—	(12,941)
Purchase of capped call	—	—	(58,465)
Principal payments on debt and finance leases	(10,784)	(11,046)	—
Proceeds from exercises of stock options and shares issued in ESPP	104,760	57,480	39,879
Value of equity awards withheld for tax liabilities	(8,778)	(5,412)	(2,654)
Net cash provided by financing activities	1,493,311	1,020,145	515,819
Effect of exchange rate changes on cash, cash equivalents and restricted cash	40	—	163
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	680,150	(251,599)	384,546
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—Beginning of year	253,735	505,334	120,788
CASH, CASH EQUIVALENTS AND RESTRICTED CASH —End of year	$933,885	$253,735	$505,334
Cash paid for income taxes, net	$3,092	$1,368	$564
Cash paid for interest	$2,139	$2,290	$741
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Finance lease right-of-use assets assumed in a business combination	$—	$14,173	$—
Purchases of property and equipment through finance leases	$20,108	$5,848	$2,478
Acquisition holdback	$5,000	$7,980	$2,290
Value of common stock issued and stock awards assumed in acquisition	$2,571,328	$2,841,452	$—
Value of common stock issued to settle convertible senior notes	$892,640	$—	$—
Stock-based compensation capitalized in software development costs	$13,897	$7,777	$5,706
See accompanying notes to consolidated financial statements.

TWILIO INC.
Notes to Consolidated Financial Statements
1. Organization and Description of Business
Twilio Inc. (the “Company”) was incorporated in the state of Delaware on March 13, 2008. The Company is the leading cloud communications platform and enables developers to build, scale and operate real-time customer engagement within their software applications via simple-to-use Application Programming Interfaces (“API”). The power, flexibility, and reliability offered by the Company’s software building blocks empower entities of virtually every shape and size to build world-class engagement into their customer experience.
The Company’s headquarters are located in San Francisco, California, and the Company has subsidiaries in Australia, Bermuda, Brazil, Canada, Colombia, Czech Republic, Estonia, France, Germany, Hong Kong, India, Ireland, Japan, Mexico, the Netherlands, Serbia, Singapore, Spain, Sweden, the United Kingdom and the United States.
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
The Company sells its services to a wide variety of customers. If the financial condition or results of operations of any significant customers deteriorate substantially, operating results could be adversely affected. To reduce credit risk, management performs credit evaluations of the financial condition of significant customers. The Company does not require collateral from its credit customers and maintains reserves for estimated credit losses on customer accounts when considered necessary. Actual credit losses may differ from the Company’s estimates. During the years ended December 31, 2020, 2019 and 2018, no customer organization accounted for more than 10% of the Company’s total revenue.
As of December 31, 2020 and 2019, no customer organization represented more than 10% of the Company’s gross accounts receivable.

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
Nature of Products and Services
The Company's revenue is primarily derived from usage-based fees earned from customers accessing the Company's enterprise cloud computing services. Platform access is considered a monthly series comprising of one performance obligation and usage-based fees are recognized as revenue in the period in which the usage occurs. In the years ended December 31, 2020, 2019 and 2018, the revenue from usage-based fees represented 76%, 75% and 84% of total revenue, respectively.
Subscription-based fees are derived from certain non-usage-based contracts, such as with the sales of short codes, customer support and fees charged to access the cloud-based platform of the Company's recently acquired Segment io, Inc. ("Segment") business that is further described in Note 6. Non-usage-based contracts revenue is recognized on a ratable basis over the contractual term which is generally one year or less for the Company's legacy products and one to three years for the contracts acquired with Segment. In the years ended December 31, 2020, 2019 and 2018, the revenue from non-usage-based fees represented 24%, 25%, and 16% of total revenue, respectively.
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
Remaining Performance Obligations
Revenue allocated to remaining performance obligations represents unearned revenue and amounts that were and will be invoiced and recognized as revenue in future periods for non-cancelable multi-year subscription arrangements. The Company applies the optional exemption of not disclosing the transaction price allocated to the remaining performance obligations for its usage-based contracts and contracts with original duration of one year or less. Revenue allocated to remaining performance obligations for contracts with duration from one to three years was $84.1 million as of December 31, 2020, of which 59% is expected to be recognized over the next 12 months.

(f)Deferred Revenue and Customer Deposits
Deferred revenue is recorded when a non-cancellable contractual right to bill exists or when cash payments are received in advance of future usage on non-cancelable contracts. Customer refundable prepayments are recorded as customer deposits. As of December 31, 2020 and 2019, the Company recorded $87.2 million and $26.4 million as its deferred revenue and customer deposits, respectively, that are included in deferred revenue and customer deposits and other long-term liabilities in the accompanying consolidated balance sheets. During the years ended December 31, 2020, 2019 and 2018, the Company recognized $19.5 million, $18.7 million and $10.6 million of revenue, respectively, that was included in the deferred revenue and customer deposits balance as of the end of the previous year.
(g)Deferred Sales Commissions
The Company records an asset for the incremental costs of obtaining a contract with a customer, for example, sales commissions that are earned upon execution of contracts. The Company uses the portfolio of data method to determine the estimated period of benefit of capitalized commissions which is generally determined to be up to sixty months. Amortization expense related to these capitalized costs related to initial contracts, upsells and renewals, is recognized on a straight line basis over the estimated period of benefit of the capitalized commissions. The Company applies the optional exemption of expensing these costs as incurred with amortization periods of one year or less.
Total net capitalized costs as of December 31, 2020 and 2019 were $85.6 million and $30.4 million, respectively, and are included in prepaid expenses and other current and long‑term assets in the accompanying consolidated balance sheets. Amortization of these assets was $13.3 million, $4.5 million and $1.4 million in the years ended December 31, 2020, 2019 and 2018, respectively, and is included in sales and marketing expense in the accompanying consolidated statements of operations.
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

(k)Advertising Costs
Advertising costs are expensed as incurred and were $47.2 million, $27.0 million and $10.6 million in the years ended December 31, 2020, 2019 and 2018, respectively. Advertising costs are included in sales and marketing expenses in the accompanying consolidated statements of operations.
(l)Stock-Based Compensation
All stock-based compensation to employees, including the purchase rights issued under the Company's 2016 Employee Stock Purchase Plan (the "ESPP"), is measured on the grant date based on the fair value of the awards on the date of grant. These costs are recognized as an expense following straight-line attribution method over the requisite service period. The Company uses the Black-Scholes option pricing model to measure the fair value of its stock options and the purchase rights issued under the ESPP. The fair value of the restricted stock units is determined using the fair value of the Company's Class A common stock on the date of grant and recognized as an expense following straight-line attribution method over the requisite service period. Forfeitures are recorded in the period in which they occur.
Compensation expense for stock options granted to nonemployees is calculated using the Black-Scholes option pricing model and is recognized in expense over the service period.
The Black-Scholes option pricing model requires the use of complex assumptions, which determine the fair value of stock-based awards. These assumptions include:
•Fair value of the common stock. The Company uses the market closing price of its Class A common stock, as reported on the New York Stock Exchange, for the fair value.
•Expected term. The expected term represents the period that the stock-based awards are expected to be outstanding. The Company uses the simplified calculation of expected term, which reflects the weighted-average of time-to-vesting;
•Expected volatility. The expected volatility is derived from an average of the historical volatilities of the common stock of the Company and several other entities with characteristics similar to those of the Company, such as the size and operational and economic similarities to the Company's principal business operations;
•Risk -free interest rate. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for zero coupon U.S. Treasury notes with maturities approximately equal to the expected term of the stock-based awards; and
•Expected dividend. The expected dividend is assumed to be zero as the Company has never paid dividends and has no current plans to pay any dividends on its common stock.
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
For those entities where the functional currency is a foreign currency, adjustments resulting from translating the financial statements into U.S. dollars are recorded as a component of accumulated other comprehensive income (loss) in stockholders' equity. Monetary assets and liabilities denominated in a foreign currency are translated into US dollars at the exchange rate on the balance sheet date. Revenue and expenses are translated at the weighted average exchange rates during the period. Equity transactions are translated using historical exchange rates. Foreign currency transaction gains and losses are included in other (expense) income, net in the consolidated statements of operations.
(o)Comprehensive Income (Loss)
Comprehensive income (loss) refers to net income (loss) and other revenue, expenses, gains and losses that, under generally accepted accounting principles, are recorded as an element of stockholders' equity but are excluded from the calculation of net income (loss).
(p)Net Loss Per Share Attributable to Common Stockholders
The Company calculates its basic and diluted net loss per share attributable to common stockholders in conformity with the two-class method required for companies with participating securities. All series of convertible preferred stock are considered to be participating securities as the holders of the preferred stock are entitled to receive a non-cumulative dividend on a pro rata pari passu basis in the event that a dividend is declared or paid on common stock. Shares of common stock issued upon early exercise of stock options that are subject to repurchase are also considered to be participating securities, because holders of such shares have non-forfeitable dividend rights in the event a dividend is declared or paid on common stock. Under the two-class method, in periods when the Company has net income, net income attributable to common stockholders is determined by allocating undistributed earnings, calculated as net income less current period convertible preferred stock non-cumulative dividends, between common stock and the convertible preferred stock. In computing diluted net income attributable to common stockholders, undistributed earnings are re-allocated to reflect the potential impact of dilutive securities. The Company's basic net loss per share attributable to common stockholders is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding for the period. The diluted net loss per share attributable to common stockholders is computed by giving effect to all potential dilutive common stock equivalents outstanding for the period. The dilutive effect of these potential common shares is reflected in diluted earnings per share by application of the treasury stock method. The dilutive effect of convertible senior notes is reflected in diluted earnings per share by application of the if-converted method. For purposes of this calculation, convertible preferred stock, options to purchase common stock, unvested restricted stock units, common stock issued subject to future vesting, any shares of stock committed under the ESPP, shares of stock held in escrow, shares subject to future services, shares issuable under the conversion of the Company's convertible senior notes and any shares of stock reserved for future donations are considered common stock equivalents but have been excluded from the calculation of diluted net loss per share attributable to common stockholders as their effect is antidilutive.
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

(r)Accounts Receivable and Allowance for Doubtful Accounts
Accounts receivable are recorded net of the allowance for doubtful accounts. The allowance for doubtful accounts is estimated based on the Company's assessment of its ability to collect on customer accounts receivable. The Company regularly reviews the allowance by considering certain factors such as historical experience, credit quality, age of accounts receivable balances and other known conditions that may affect a customer's ability to pay. In cases where the Company is aware of circumstances that may impair a specific customer's ability to meet their financial obligations, a specific allowance is recorded against amounts due from the customer which reduces the net recognized receivable to the amount the Company reasonably believe will be collected. The Company writes-off accounts receivable against the allowance when a determination is made that the balance is uncollectible and collection of the receivable is no longer being actively pursued. The allowance for doubtful accounts was $12.0 million and $6.3 million as of December 31, 2020 and 2019, respectively.
(s)Costs Related to Public Offerings
Costs related to public offerings, which consist of direct incremental legal, printing and accounting fees are deferred until the offering is completed. Upon completion of the offering, these costs are offset against the offering proceeds within the consolidated statements of stockholders' equity.
(t)Property and Equipment
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
(u)Leases
The Company adopted ASU 2016-02, "Leases (Topic 842)" and applicable updates effective January 1, 2019, and applied it to the operating leases that existed on that date. Prior year comparative financial information was not recast under the new standard and continues to be presented under ASC 840. The Company elected to utilize the package of practical expedients available for expired or existing contracts which allowed the Company to carryforward historical assessments of (a) whether contracts are or contain leases, (b) lease classification, and (c) initial direct costs. The Company elected the use of hindsight practical expedient in determining the lease term and assessing the likelihood that lease renewal, termination or purchase option will be exercised. The Company also elected to apply the short-term lease exception for all leases. Under the short-term lease exception, the Company will not recognize ROU assets or lease liabilities for leases that, at the acquisition date, have a remaining lease term of 12 months or less. As a result, the Company recognized a $123.5 million net operating Right-of-use ("ROU") asset and a $132.0 million operating lease liability in its consolidated balance sheet as of January 1, 2019.
The Company determines if an arrangement is or contains a lease at contract inception. The Company presents the operating leases in long-term assets and current and long-term liabilities. Finance lease assets are included in property and equipment, net, and finance lease liabilities are presented in current and long-term liabilities in the accompanying consolidated balance sheets.
ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease ROU assets and lease liabilities are measured and recognized at the lease commencement date based on the present value of the remaining lease payments over the lease term, As the Company’s leases do not generally provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The Company’s lease agreements may have lease and non-lease components, which the Company accounts for as a single lease component. When estimating the lease term, the Company includes options to extend or terminate the lease when it is reasonably certain such options will be exercised. Operating lease costs are recognized in operating expenses in the Company's accompanying consolidated statements of operations on a straight-line basis over the lease term and variable payments are recognized in the period they are incurred. The Company’s lease agreements do not contain any residual value guarantees. Leases with an initial term of 12 months or less are not recorded on the balance sheet.
Within the consolidated statements of cash flows, the Company presents the lease payments made on the operating leases as cash flows from operations and principal payments made on the finance leases as part of financing activities.
(v)Intangible Assets
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
The useful lives of the intangible assets are as follows:

Developed technology	3 - 7 years
Customer relationships	2 - 8 years
Supplier relationships	2 - 5 years
Trade names	5 years
Order backlog	1 year
Patents	20 years
Telecommunication licenses	Indefinite
Trademarks	Indefinite
Domain names	Indefinite
(w)Goodwill
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
The Company has the option to first perform a qualitative assessment to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount. However, the Company may elect to bypass the qualitative assessment and proceed directly to the quantitative impairment tests. The impairment test involves comparing the fair value of the reporting unit to its carrying value, including goodwill. A goodwill impairment will be the amount by which a reporting unit’s carrying value exceeds its fair value. The impairment is limited to the carrying amount of goodwill.
No goodwill impairment charges have been recorded for any period presented.

(x)Impairment of Long-Lived Assets
The Company evaluates its long-lived assets, including property, equipment and intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets held and used is measured by a comparison of the carrying amount of an asset or an asset group to estimated undiscounted future net cash flows expected to be generated by the asset or asset group. If such evaluation indicates that the carrying amount of the asset or the asset group is not recoverable, any impairment loss would be equal to the amount the carrying value exceeds the fair value. There were no impairments during the years ended December 31, 2020, 2019 and 2018.
(y)Business Combinations
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
(z)Segment Information
The Company's Chief Executive Officer is the chief operating decision maker, who reviews the Company's financial information presented on a consolidated basis for purposes of allocating resources and evaluating the Company's financial performance. Accordingly, the Company has determined that it operates in a single reporting segment.
(aa)Fair Value of Financial Instruments
The accounting guidance for fair value provides a framework for measuring fair value, clarifies the definition of fair value, and expands disclosures regarding fair value measurements. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the reporting date. The accounting guidance establishes a three-tiered hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value as follows:
•Level 1 Inputs: Unadjusted quoted prices in active markets for identical assets or liabilities accessible to the reporting entity at the measurement date.
•Level 2 Inputs: Other than quoted prices included in Level 1 inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability.
•Level 3 Inputs: Unobservable inputs for the asset or liability used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at measurement date.
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

The fair value of the convertible senior notes due 2023 (the "Notes") is determined based on the closing price for the Notes on the last trading day of the reporting period and is classified as Level 2 in the fair value hierarchy.
The fair value of the strategic investments, which consist of debt and equity securities of privately held companies in which the Company does not have a controlling interest or a significant influence, is determined under the measurement alternative on a non-recurring basis adjusting for observable changes in fair value.
Impairments are considered to be other than temporary if they are related to deterioration in credit risk or if it is likely that the security will be sold before the recovery of its cost basis. Realized gains and losses and declines in value deemed to be other than temporary are determined based on the specific identification method and are reported in other (expense) income, net.
(ab)Recently Adopted Accounting Guidance
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
In August 2018, FASB issued ASU 2018-15, “Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350‑40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract”. This guidance aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing costs incurred to develop or obtain internal-use software. The guidance is effective for interim and annual periods beginning after December 15, 2019. The Company adopted this guidance effective January 1, 2020. The adoption of this guidance did not have a material impact on the Company's consolidated financial statements.
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
(ac)Recently Issued Accounting Guidance, Not yet Adopted
In August 2020, the FASB issued ASU 2020-06, "Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40)," which removes certain separation models for convertible debt instruments and convertible preferred stock that require the separation of a convertible debt instrument into a debt component and an equity or derivative component. The ASU also expands disclosure requirements for convertible instruments and simplifies areas of the guidance for diluted earnings-per-share calculations that are impacted by the amendments. The standard is effective for interim and annual periods beginning after December 15, 2021, with early adoption permitted. The Company is evaluating the impact of the adoption of this guidance on its consolidated financial statements.

3. Fair Value Measurements
Financial Assets
The following tables provide the financial assets measured at fair value on a recurring basis:

	Amortized Cost or Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value Hierarchy as of December 31, 2020			Aggregate Fair Value
				Level 1	Level 2	Level 3
Financial Assets:	(In thousands)
Cash and cash equivalents:
Money market funds	$656,749	$—	$—	$656,749	$—	$—	$656,749
Commercial paper	2,000	—	—	—	2,000	—	2,000
Total included in cash and cash equivalents	658,749	—	—	656,749	2,000	—	658,749
Marketable securities:
U.S. Treasury securities	223,247	389	(1)	223,635	—	—	223,635
Corporate debt securities and commercial paper	1,874,257	8,149	(135)	50,000	1,832,271	—	1,882,271
Total marketable securities	2,097,504	8,538	(136)	273,635	1,832,271	—	2,105,906
Total financial assets	$2,756,253	$8,538	$(136)	$930,384	$1,834,271	$—	$2,764,655

	Amortized Cost or Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value Hierarchy as of December 31, 2019			Aggregate Fair Value
				Level 1	Level 2	Level 3
Financial Assets:	(In thousands)
Cash and cash equivalents:
Money market funds	$153,252	$—	$—	$153,252	$—	$—	$153,252
Reverse repurchase agreements	35,800	—	—	—	35,800	—	35,800
Total included in cash and cash equivalents	189,052	—	—	153,252	35,800	—	189,052
Marketable securities:
U.S. Treasury securities	215,847	241	(3)	216,085	—	—	216,085
Corporate debt securities and commercial paper	1,378,487	4,516	(55)	5,000	1,377,948	—	1,382,948
Total marketable securities	1,594,334	4,757	(58)	221,085	1,377,948	—	1,599,033
Total financial assets	$1,783,386	$4,757	$(58)	$374,337	$1,413,748	$—	$1,788,085
The Company's primary objective when investing excess cash is preservation of capital, hence the Company's marketable securities primarily consist of U.S. Treasury Securities, high credit quality corporate debt securities, commercial paper and reverse repurchase agreements. As the Company views its marketable securities as available to support current operations, it has classified all available for sale securities as short-term. As of December 31, 2020 and 2019, for fixed income securities that were in unrealized loss positions, the Company has determined that (i) it does not have the intent to sell any of these investments, and (ii) it is not more likely than not that it will be required to sell any of these investments before recovery of the entire amortized cost basis. In addition, as of December 31, 2020 and 2019, the Company anticipates that it will recover the entire amortized cost basis of such fixed income securities before maturity.
The Company regularly reviews changes to the rating of its debt securities by rating agencies as well as reasonably monitors the surrounding economic conditions to assess the risk of expected credit losses. As of December 31, 2020, the risk of expected credit losses was not significant.
Interest earned on marketable securities was $32.4 million, $20.8 million and $3.0 million in the years ended December 31, 2020, 2019 and 2018, respectively. The interest is recorded as other (expense) income, net, in the accompanying consolidated statements of operations.

The following table summarizes the contractual maturities of marketable securities:

	As of December 31, 2020		As of December 31, 2019
	Amortized Cost	Aggregate Fair Value	Amortized Cost	Aggregate Fair Value
Financial Assets:	(In thousands)
Less than one year	$1,126,091	$1,128,927	$859,996	$861,181
One to three years	971,413	976,979	734,338	737,852
Total	$2,097,504	$2,105,906	$1,594,334	$1,599,033
From time to time, the Company enters into reverse securities repurchase agreements, primarily for short-term investments with maturities of 90 days or less. As of December 31, 2020, the Company had no reverse repurchase agreements. As of December 31, 2019, the Company was party to reverse repurchase agreements totaling $35.8 million, which were reported in cash and equivalents in the accompanying consolidated balance sheet. Under these reverse securities repurchase agreements, the Company typically lends available cash at a specified rate of interest and holds U.S. government securities as collateral during the term of the agreement. Collateral value is in excess of the amounts loaned under these agreements.
Strategic Investments
As of December 31, 2020 and 2019, the Company held strategic investments with a fair value of $9.3 million and $5.5 million, respectively, in debt and equity securities of privately held companies in which the Company does not have a controlling interest or significant influence. These securities are recorded as other long-term assets in the accompanying consolidated balance sheets. There were no impairments in the years ended December 31, 2020 and 2019.
Financial Liabilities
As of December 31, 2020 and 2019, the fair value of the 0.25% convertible senior notes due 2023 (the “Notes”), as further described in Note 9, was approximately $1.7 billion and $841.3 million, respectively.

4. Property and Equipment
Property and equipment consisted of the following:

	As of December 31,
	2020	2019
	(In thousands)
Capitalized internal-use software development costs	$142,489	$100,155
Data center equipment (1)	43,477	22,009
Leasehold improvements	69,756	55,886
Office equipment	35,346	25,083
Furniture and fixtures (1)	12,312	10,095
Software	9,943	9,176
Total property and equipment	313,323	222,404
Less: accumulated depreciation and amortization	(130,084)	(81,148)
Total property and equipment, net	$183,239	$141,256
____________________________________
(1) Data center equipment and furniture and fixtures contain assets under finance leases. See Note 5 for further detail.
Depreciation and amortization expense was $51.1 million, $37.5 million and $18.9 million for the years ended December 31, 2020, 2019 and 2018, respectively.

The Company capitalized $47.1 million, $29.7 million and $25.3 million in internal‑use software development costs in the years ended December 31, 2020, 2019 and 2018, respectively, of which $13.9 million, $7.8 million and $5.7 million, respectively, was stock‑based compensation expense. Amortization of capitalized software development costs was $18.0 million, $17.1 million and $13.0 million in the years ended December 31, 2020, 2019 and 2018, respectively. The amortization of the capitalized software development costs was allocated as follows:

	Year Ended December 31,
	2020	2019	2018
	(In thousands)
Cost of revenue	$11,402	$9,546	$6,898
Research and development	6,609	7,345	5,437
General and administrative	—	213	689
Total	$18,011	$17,104	$13,024

5. Right-of-Use Asset and Lease Liabilities
The Company has entered into various operating lease agreements for office space and data centers and finance lease agreements for data center and office equipment and furniture.
As of December 31, 2020, the Company had 24 leased properties with remaining lease terms of 0.3 years to 8.3 years, some of which include options to extend the leases for up to 5.0 years.
The components of the lease expense recorded in the accompanying consolidated statements of operations were as follows:

	Year Ended December 31,
	2020	2019
	(In thousands)
Operating lease cost	$49,268	$32,558
Finance lease cost:
Amortization of assets	9,038	6,090
Interest on lease liabilities	879	708
Short-term lease cost	4,684	6,342
Variable lease cost	7,359	3,792
Total net lease cost	$71,228	$49,490

Supplemental balance sheet information related to leases was as follows:

		As of December 31,
Leases	Classification	2020	2019
Assets:		(In thousands)
Operating lease assets	Operating right-of-use asset, net of accumulated amortization (1)	$258,610	$156,741
Finance lease assets	Property and equipment, net of accumulated depreciation (2)	25,771	14,770
Total leased assets		$284,381	$171,511

Liabilities:
Current
Operating	Operating lease liability, current	$48,338	$27,156
Finance	Financing lease liability, current	9,062	6,924
Noncurrent
Operating	Operating lease liability, noncurrent	229,905	139,200
Finance	Finance lease liability, noncurrent	17,856	8,746
Total lease liabilities		$305,161	$182,026
____________________________________
(1)Operating lease assets are recorded net of accumulated amortization of $57.1 million and $23.2 million as of December 31, 2020 and December 31, 2019, respectively.
(2)Finance lease assets are recorded net of accumulated depreciation of $15.0 million and $6.0 million as of December 31, 2020 and December 31, 2019, respectively.
Supplemental cash flow and other information related to leases was as follows:

	Year Ended December 31,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:	(In thousands)
Operating cash flows from operating leases	$46,895	$28,291
Operating cash flows from finance leases (interest)	$879	$687
Financing cash flows from finance leases	$8,799	$5,646

Weighted average remaining lease term (in years):
Operating leases	6.0	6.1
Finance leases	3.3	3.0

Weighted average discount rate:
Operating leases	4.8%	5.5%
Finance leases	3.9%	5.3%

Maturities of lease liabilities were as follows:

	As of December 31, 2020
	Operating Leases	Finance Leases
Year Ended December 31,	(In thousands)
2021	$60,220	$9,866
2022	60,258	7,588
2023	49,023	6,841
2024	44,439	3,604
2025	32,225	316
Thereafter	75,410	518
Total lease payments	321,575	28,733
Less: imputed interest	(43,332)	(1,815)
Total lease obligations	278,243	26,918
Less: current obligations	(48,338)	(9,062)
Long-term lease obligations	$229,905	$17,856
As of December 31, 2020, the Company had an additional operating lease obligation totaling $11.0 million for a lease that will commence in the first quarter of 2023 with a lease term of 6.2 years. As of December 31, 2020, the Company had no additional finance leases with future commencement dates.
Disclosures related to periods prior to adoption of the New Lease Standard
Rent expense was $10.3 million for the year ended December 31, 2018.
Future minimum lease payment obligations under noncancellable operating and finance leases were as follows:

	As of December 31, 2018
	Operating Leases	Financing Leases
Year Ended December 31,	(In thousands)
2019	$24,128	$306
2020	29,527	512
2021	30,898	573
2022	30,492	590
2023	30,122	608
Thereafter	81,316	1,939
Total minimum lease payments	$226,483	$4,528

6. Business Combinations
Segment.io, Inc.
In November 2020, the Company acquired all outstanding shares of Segment, the market-leading customer data platform, by issuing 9.5 million shares of its Class A common stock with a fair value of $2.6 billion and $413.3 million in cash. Of the total shares of Class A common stock issued at closing, 258,554 shares with the fair value of $70.7 million are subject to future vesting and will be recorded in the stock-based compensation expense as the services are provided over a period of 2.41 years. Part of the cash consideration was paid to settle the vested equity awards of Segment employees. The Company assumed all unvested and outstanding equity awards of Segment continuing employees as converted into its own equity awards at the conversion ratio provided in the Agreement and Plan of Reorganization (the "Merger Agreement").

The acquisition added additional products and services to the Company's offerings for its customers. With these additional products, the Company can now offer a customer engagement platform. The acquisition has also added new customers, new employees, technology and intellectual property assets.
The acquisition was accounted for as a business combination and the total preliminary purchase price of $3.0 billion was allocated to the net tangible and intangible assets and liabilities based on their preliminary fair values on the acquisition date with the excess recorded as goodwill. The values assigned to the assets acquired and liabilities assumed are based on their fair values that was available on the acquisition date. As of December 31, 2020, the areas that are not yet finalized due to information that may become available subsequently to the year end and may result in changes in the values recorded at year end relate to any and all contingencies, including income and other taxes. At the time such contingencies may arise within the measurement period of 12 months from the acquisition closing date, it may result in adjustments to liability balances and goodwill.
The purchase price reflects the $2.5 billion fair value of $9.3 million shares of the Company's Class A common stock transferred as consideration for accredited outstanding shares of Segment, the $413.3 million cash consideration for unaccredited shares and vested equity awards and the $39.0 million fair value of the pre-combination services of Segment employees reflected in the unvested equity awards assumed by the Company on the acquisition date. The additional 258,554 shares of Class A common issued at closing with future vesting as well as a portion of cash and shares of Class A common stock that were transferred as part of the purchase price are held in escrow.
The fair value of the 9.5 million shares of the Company's Class A common stock issued at closing was determined based of its closing price on the acquisition date. The fair value of the assumed unvested equity awards was determined (a) for options, by using a Black-Scholes option pricing model with the applicable assumptions as of the acquisition date, and (b) for restricted stock units, by using the closing market price of the Company's Class A common stock on the acquisition date.
The fair value of unvested employee equity awards assumed on the acquisition date was $245.3 million. These awards will continue to vest as the Segment employees provide services in the post-acquisition period. The fair value of these awards will be recorded into the stock-based compensation expense over the respective vesting period of each award.
The purchase price components are summarized in the following table:

Total
(In thousands)
Fair value of Class A common stock transferred	$2,532,356
Cash consideration	413,291
Fair value of the pre-combination service through equity awards	38,972
Total purchase price, as adjusted	$2,984,619

The following table presents the preliminary purchase price allocation, as adjusted, recorded in the Company's consolidated balance sheet as of December 31, 2020:

Total
(In thousands)
Cash and cash equivalents	$93,170
Accounts receivable and other current assets	90,846
Property and equipment, net	5,081
Operating right-of-use asset	52,490
Intangible assets (1)	595,000
Other assets	4,869
Goodwill	2,294,945
Accounts payable and other liabilities	(24,263)
Deferred revenue	(47,013)
Operating lease liability	(58,206)
Deferred tax liability	(22,300)
Total purchase price	$2,984,619
____________________________________
(1) Identifiable intangible assets are comprised of the following:

	Total	Estimated life
	(In thousands)	(In years)
Developed technology	$390,000	7
Customer relationships	190,000	6
Order backlog	10,000	1
Trade names	5,000	5
Total intangible assets acquired	$595,000
The Company acquired a net deferred tax liability of $22.3 million in this business combination that is included in long-term liabilities in the accompanying consolidated balance sheet.
Developed technology consists of software products and domain knowledge around customer data developed by Segment, which will enable Twilio to layer data across its platform to power timely and personalized communications over the right channel, further enhancing the Company's customer engagement platform. Customer relationships consists of contracts with platform users that purchase Segment’s products and services that carry distinct value.
Goodwill generated from this acquisition primarily represents the value that is expected from the increased scale and synergies as a result of the integration of both businesses. Goodwill is not deductible for tax purposes.
The estimated fair value of the intangible assets acquired was determined by the Company. The Company engaged a third‑party expert to assist with the valuation analysis. The Company used a relief from royalty method to estimate the fair values of the developed technology and a multi-period excess earnings method to estimate the fair value of the customer relationships and order backlog.
Most of the net tangible assets were valued at their respective carrying amounts as of the acquisition date, as the Company believes that these amounts approximate their current fair values, except for ROU lease assets. The value of the acquired operating ROU assets was reduced by $6.4 million to their respective fair values as of the acquisition date.
The acquired entity's results of operations were included in the Company's consolidated financial statements from the date of acquisition, November 2, 2020. For the year ended December 31, 2020, Segment contributed net operating revenue of $23.0 million, which is reflected in the accompanying consolidated statement of operations. Due to the integrated nature of the Company's operations, the Company believes that it is not practicable to separately identify earnings of Segment on a stand-alone basis.

During the year ended December 31, 2020, the Company incurred costs related to this acquisition of $20.8 million that were expensed as incurred and recorded in general and administrative expenses in the accompanying consolidated statement of operations.
The following unaudited pro forma condensed combined financial information gives effect to the acquisition of Segment as if it was consummated on January 1, 2019 (the beginning of the comparable prior reporting period), and includes pro forma adjustments related to the amortization of acquired intangible assets, share-based compensation expense, one-time tax benefit and direct and incremental transaction costs reflected in the historical financial statements. Specifically, the following adjustments were made:
•For the year ended December 31, 2020, the Company's and Segment's direct and incremental transaction costs of $79.3 million are excluded from the pro forma condensed combined net loss.
•For the year ended December 31, 2019, the Company's direct and incremental transaction costs of $20.8 are included in the pro forma condensed combined net loss.
•In the year ended December 31, 2020, the pro forma condensed combined net loss includes a reversal of the valuation allowance release of $13.8 million.
•In the year ended December 31, 2019, the pro forma condensed combined net loss includes a one-time tax benefit of $38.1 that would have resulted from the acquisition, and an ongoing tax benefit of $7.5 million.
This unaudited data is presented for informational purposes only and is not intended to represent or be indicative of the results of operations that would have been reported had the acquisition occurred on January 1, 2019. It should not be taken as representative of future results of operations of the combined company.
The following table presents the unaudited pro forma condensed combined financial information:

	Year Ended December 31,
	2020	2019
	(Unaudited, in thousands)
Revenue	$1,874,720	$1,217,502
Net loss attributable to common stockholders	$(655,355)	$(576,962)

Other Fiscal 2020 Acquisition
In fiscal 2020 the Company completed other business and asset acquisitions for a total purchase price of $13.0 million paid in cash, of which $5.0 million was withheld by the Company for a period up to 60 months. An additional consideration of $8.6 million is subject to future vesting and will be settled in shares of fully vested restricted stock units at the end of the vesting period. The Company does not consider these acquisition to be material, individually or in aggregate. The total purchase price was allocated to the tangible and intangibles assets acquired and liabilities assumed based on their fair values at the time of the acquisition. Goodwill of $8.8 million was recorded to reflect the excess of purchase price over the net assets acquired and represents the value that the Company expects to realize from expanding its product offerings and other synergies. Goodwill that is expected to be deductible for tax purposes is approximately $2.8 million. The acquired entities' results of operations have been included in the consolidated financial statements of the Company from their respective dates of acquisition.
As of December 31, 2020, the areas that are not yet finalized due to information that may become available subsequently to the year end and may result in changes in the values recorded at year end relate to any and all contingencies, including income and other taxes. At the time such contingencies may arise within the measurement period of 12 months from the acquisitions closing dates, it may result in adjustments to liability balances and goodwill.

The following table summarizes the preliminary purchase price allocation in aggregate for the businesses and assets acquired in fiscal 2020 recorded in the Company's consolidated balance sheet as of December 31, 2020:

Total
(In thousands)
Net liabilities	$(45)
Intangible assets (1)	4,250
Goodwill	8,835
Total preliminary purchase price	$13,040
____________________________________
(1) Identifiable intangible assets were comprised of the following:

	Total	Estimated life
	(In thousands)	(In years)
Customer relationships	3,750	4
Trademark and tradename	500	3
Total intangible assets acquired	$4,250
During the year ended December 31, 2020, the Company incurred $1.3 million of costs related to these acquisitions that were expensed as incurred and recorded in general and administrative expenses in the accompanying consolidated statement of operation.
Pro forma results of operations for these acquisitions are not presented as the financial impact to the Company's consolidated financial statements is immaterial.

Fiscal 2019 Acquisitions
SendGrid, Inc.
In February 2019, the Company acquired all outstanding shares of SendGrid, Inc. ("SendGrid"), the leading email API platform, by issuing 23.6 million shares of its Class A common stock with a total value of $2.7 billion. The Company also assumed all of the outstanding stock options and restricted stock units of SendGrid as converted into stock options and restricted stock units, respectively, of the Company based on the conversion ratio provided in the Agreement and Plan of Merger and Reorganization, as amended (the "Merger Agreement").
The acquisition added additional products and services to the Company's offerings for its customers. With these additional products, the Company offers an email API and Marketing Campaigns product leveraging the email API. The acquisition also added new customers, new employees, technology and intellectual property assets.
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
The adjusted purchase price of $2.8 billion reflects the $2.7 billion fair value of 23.6 million shares of the Company's Class A common stock transferred as consideration for all outstanding shares of SendGrid, and the $182.6 million fair value of the pre-combination services of SendGrid employees reflected in the equity awards assumed by the Company on the acquisition date.
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

The unvested stock awards assumed on the acquisition date continue to vest as the SendGrid employees continue to provide services in the post-acquisition period. The fair value of these awards is recorded as stock-based compensation expense over the respective vesting period of each award.
The purchase price components, as adjusted, are summarized in the following table:

Total
(In thousands)
Fair value of Class A common stock transferred	$2,658,898
Fair value of the pre-combination service through equity awards	182,554
Total purchase price, as adjusted	$2,841,452
The following table presents the purchase price allocation, as adjusted, recorded in the Company's consolidated balance sheet as of December 31, 2019:

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
____________________________________
(1) Identifiable intangible assets were comprised of the following:

	Total	Estimated life
	(In thousands)	(In years)
Developed technology	$294,000	7
Customer relationships	169,000	7
Trade names	20,000	5
Total intangible assets acquired	$483,000
The Company acquired a net deferred tax liability of $56.2 million in this business combination that was included in long-term liabilities in the accompanying consolidated balance sheet. This amount was offset by a release of a valuation allowance on deferred tax assets of $47.9 million.
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
For the year ended December 31, 2019, the Company incurred costs related to this acquisition of $13.9 million that were expensed as incurred and recorded in general and administrative expenses in the accompanying consolidated statement of operations.
The following unaudited pro forma condensed combined financial information gives effect to the acquisition of SendGrid as if it was consummated on January 1, 2018 (the beginning of the comparable prior reporting period), and includes pro forma adjustments related to the amortization of acquired intangible assets, share-based compensation expense and direct and incremental transaction costs reflected in the historical financial statements. Specifically, the following adjustments were made:
•For the year ended December 31, 2019, the Company's and SendGrid's direct and incremental transaction costs of $40.8 million are excluded from pro forma condensed combined net loss.
•For the year ended December 31, 2018, the Company's direct and incremental transaction costs of $13.9 million are included in the pro forma condensed combined net loss.
•In the year ended December 31, 2019, the pro forma condensed combined net loss includes a reversal of the valuation allowance release of $48.0 million.
•In the year ended December 31, 2018, the pro forma condensed combined net loss includes a one-time tax benefit of $53.5 million that would have resulted from the acquisition, and an ongoing tax benefit of $29.4 million.
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

Other Fiscal 2019 Acquisitions
In fiscal 2019 the Company acquired several businesses for a total purchase price of $43.2 million paid in cash, of which $9.1 million was withheld for the period of 18 to 36 months, and $12.8 million of deferred equity consideration, which is recorded in the post-acquisition period as the services are provided. The Company does not consider these acquisitions to be material, individually or in aggregate. The acquisitions were accounted for as business combinations and the total purchase price was allocated to the net tangible and intangibles assets acquired and liabilities assumed based on their fair values on the acquisition date and the excess was recorded as goodwill. The acquired entities' results of operations have been included in the consolidated financial statements of the Company from the date of acquisition.
The following table summarizes the purchase price allocation in aggregate for the other business acquired in fiscal 2019 recorded in the Company's consolidated balance sheet as of December 31, 2019:

Total
(In thousands)
Net liabilities	$(3,219)
Intangible assets (1)	22,986
Goodwill	23,425
Total preliminary purchase price	$43,192
____________________________________
(1) Identifiable intangible assets were comprised of the following:

	Total	Estimated life
	(In thousands)	(In years)
Developed technology	$11,771	4 - 6
Customer relationships	5,185	3 - 5
Telecommunication licenses	4,370	Indefinite
Supplier relationships	1,660	2
Total intangible assets acquired	$22,986
During the year ended December 31, 2019, the Company incurred $1.9 million of costs related to these acquisitions that were expensed as incurred and recorded in general and administrative expenses in the accompanying consolidated statement of operations.
Pro forma results of operations for these acquisitions are not presented as the financial impact to the Company's consolidated financial statements is immaterial.

7. Goodwill and Intangible Assets
Goodwill
Goodwill balance as of December 31, 2020 and 2019, was as follows:

Total
(In thousands)
Balance as of December 31, 2018	$38,165
Goodwill additions related to 2019 acquisitions	2,262,622
Measurement period adjustments	(4,003)
Balance as of December 31, 2019	$2,296,784
Goodwill additions related to 2020 acquisitions	2,303,780
Measurement period adjustments	(5,170)
Balance as of December 31, 2020	$4,595,394

Intangible assets
Intangible assets consisted of the following:

	As of December 31, 2020
	Gross	Accumulated Amortization	Net
Amortizable intangible assets:	(In thousands)
Developed technology	$724,599	$(113,282)	$611,317
Customer relationships	379,344	(59,574)	319,770
Supplier relationships	4,356	(3,044)	1,312
Trade names	25,560	(7,921)	17,639
Order backlog	10,000	(1,667)	8,333
Patent	3,360	(373)	2,987
Total amortizable intangible assets	1,147,219	(185,861)	961,358
Non-amortizable intangible assets:
Telecommunication licenses	4,920	—	4,920
Trademarks and other	295	—	295
Total	$1,152,434	$(185,861)	$966,573

	As of December 31, 2019
	Gross	Accumulated Amortization	Net
Amortizable intangible assets:	(In thousands)
Developed technology	$333,980	$(55,390)	$278,590
Customer relationships	182,339	(26,347)	155,992
Supplier relationships	4,356	(1,532)	2,824
Trade name	20,060	(3,727)	16,333
Patent	2,707	(262)	2,445
Total amortizable intangible assets	543,442	(87,258)	456,184
Non-amortizable intangible assets:
Telecommunication licenses	4,370	—	4,370
Trademarks and other	295	—	295
Total	$548,107	$(87,258)	$460,849
Amortization expense was $98.6 million, $72.9 million and $7.2 million for the years ended December 31, 2020, 2019 and 2018, respectively.

Total estimated future amortization expense is as follows:

As of December 31, 2020
Year Ended December 31,	(In thousands)
2021	$171,530
2022	168,563
2023	164,122
2024	162,154
2025	156,480
Thereafter	138,509
Total	$961,358

8. Accrued Expenses and Other Liabilities
Accrued expenses and other current liabilities consisted of the following:

	As of December 31,
	2020	2019
	(In thousands)
Accrued payroll and related	$54,683	$20,462
Accrued bonus and commission	25,341	12,898
Accrued cost of revenue	80,620	47,563
Sales and other taxes payable	48,390	34,652
ESPP contributions	6,272	4,023
Acquisition holdback	184	6,520
Accrued other expense	28,343	21,563
Total accrued expenses and other current liabilities	$243,833	$147,681
Other long-term liabilities consisted of the following:

	As of December 31,
	2020	2019
	(In thousands)
Deferred tax liability	$13,684	$7,535
Acquisition holdback	8,800	3,750
Accrued other expenses	14,149	6,462
Total other long-term liabilities	$36,633	$17,747

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

The Notes may bear special interest under specified circumstances relating to the Company’s failure to comply with its reporting obligations under the indenture relating to the issuance of Notes (the “indenture”) or if the Notes are not freely tradeable as required by the indenture. The Notes will mature on June 1, 2023, unless earlier repurchased or redeemed by the Company or converted pursuant to their terms. The total net proceeds from the debt offering, after deducting initial purchaser discounts and debt issuance costs paid by us were approximately $537.0 million.
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
Upon conversion, the Company may pay or deliver, as the case may be, cash, shares of Class A common stock, or a combination of cash and shares of Class A common stock, at the Company’s election. It is the Company’s current intent to settle the principal amount of the Notes in shares of Class A common stock if a conversion were to occur.
During the year ended December 31, 2020, the conditional conversion feature of the Notes was triggered as the last reported sale price of the Company's Class A common stock was more than or equal to 130% of the conversion price for at least 20 trading days (whether or not consecutive) in the period of 30 consecutive trading days ending on December 31, 2020 (the last trading day of the calendar quarter), and therefore the Notes are currently convertible, in whole or in part, at the option of the holders between January 1, 2021 through March 31, 2021. Whether the Notes will be convertible following such period will depend on the continued satisfaction of this condition or another conversion condition in the future. The Company continues to classify the Notes as a long-term liability in its consolidated balance sheet as of December 31, 2020, based on contractual settlement provisions. The Company may redeem the Notes, in whole or in part, at its option, on or after June 1, 2021 but before the 35th scheduled trading day before the maturity date, at a cash redemption price equal to 100% of the principal amount of the Notes to be redeemed, plus accrued and unpaid interest, if any, if the last reported sale price of the Class A common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading days ending on, and including, the trading day immediately before the date the redemption notices were sent; and the trading day immediately before such notices were sent.
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
In the year ended December 31, 2020, the Company converted $206.3 million aggregate principal amount of the Notes by issuing 2,902,434 shares of its Class A common stock and $2.0 million of cash. Of the $894.6 million total value of these transactions, $701.9 million and $192.7 million were allocated to the equity and liability components, respectively, utilizing an effective interest rate to determine the fair value of the liability component. The selected interest rate reflects the Company's incremental borrowing rate, adjusted for the Company's credit standing on nonconvertible debt with similar maturity. The extinguishment of these Notes resulted in a $12.9 million loss that is included in the other (expense) income, net, in the accompanying condensed consolidated statement of operations.
The net carrying amount of the liability component of the Notes was as follows:

	As of December 31,
	2020	2019
	(In thousands)
Principal	$343,702	$549,999
Unamortized discount	(38,406)	(84,647)
Unamortized issuance costs	(3,228)	(7,162)
Net carrying amount	$302,068	$458,190
The net carrying amount of the equity component of the Notes was as follows:

	As of December 31,
	2020	2019
	(In thousands)
Proceeds allocated to the conversion options (debt discount)	$74,636	$119,435
Reacquisition of equity component upon conversion	(657,073)	—
Issuance costs	(2,819)	(2,819)
Net carrying amount	$(585,256)	$116,616

The following table sets forth the interest expense recognized related to the Notes:

	Year Ended December 31,
	2020	2019
	(In thousands)
Contractual interest expense	$1,221	$1,375
Amortization of debt issuance costs	1,863	1,858
Amortization of debt discount	21,896	21,838
Total interest expense related to the Notes	$24,980	$25,071
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
10. Supplemental Balance Sheet Information
A roll‑forward of the Company’s reserves is as follows:
(a)Allowance for doubtful accounts:

	Year Ended December 31,
	2020	2019	2018
	(In thousands)
Balance, beginning of period	$6,287	$4,945	$1,033
Additions	13,413	2,226	4,085
Write-offs	(7,654)	(884)	(173)
Balance, end of period	$12,046	$6,287	$4,945

Percentage of revenue	1%	1%	1%
(b)Customer credit reserve:

	Year Ended December 31,
	2020	2019	2018
	(In thousands)
Balance, beginning of period	$6,784	$3,015	$1,761
Additions	50,817	18,143	5,560
Deductions against reserve	(40,818)	(14,374)	(4,306)
Balance, end of period	$16,783	$6,784	$3,015

Percentage of revenue	1%	1%	—%

11. Revenue by Geographic Area
Revenue by geographic area is based on the IP address or the mailing address at the time of registration. The following table sets forth revenue by geographic area:

	Year Ended December 31,
	2020	2019	2018
Revenue by geographic area:	(In thousands)
United States	$1,282,213	$808,857	$484,809
International	479,563	325,611	165,258
Total	$1,761,776	$1,134,468	$650,067

Percentage of revenue by geographic area:
United States	73%	71%	75%
International	27%	29%	25%
Long-lived assets outside of the United States were not significant.
12. Commitments and Contingencies

(a)Lease and Other Commitments
The Company entered into various non-cancelable operating lease agreements for its facilities with remaining lease terms from less than one year to nine years. See Note 5 to these consolidated financial statements for additional detail on the Company's operating and finance lease commitments.
Additionally, the Company has contractual commitments with its cloud infrastructure provider, network service providers and other vendors that are noncancellable and expire within one to three years. Future minimum payments under these noncancellable purchase commitments were as follows. Unrecognized tax benefits are not included in these amounts because any amounts expected to be settled in cash are not material:

As of December 31, 2020
Year Ending December 31,	(In thousands)
2021	$81,988
2022	27,958
2023	29,091
Total payments	$139,037

(b)Legal Matters
On April 30, 2015 and March 28, 2016, Telesign Corporation (“Telesign”) filed lawsuits (which were subsequently consolidated) against the Company alleging that certain of the Company's products infringed four patents owned by TeleSign. The Company challenged the validity of one of the patents at issue in an inter partes review at the U.S. Patent and Trademark Office ("PTO"), and the PTO found all claims challenged by the Company in the inter partes review unpatentable. Telesign did not appeal the PTO's decision and it is final. On October 19, 2018, the district court granted the Company's motion that all remaining asserted claims of the asserted patents are invalid under 35 U.S.C. § 101 and entered judgment in the Company's favor. On November 8, 2018, Telesign appealed the judgment to the United States Court of Appeals for the Federal Circuit. On January 9, 2020, the Federal Circuit Court affirmed the district court’s judgment, and the matter is now concluded.

On December 1, 2016, the Company filed a patent infringement lawsuit against Telesign in the United States District Court, Northern District of California, alleging infringement of United States Patent No. 8,306,021 (“021”), United States Patent No. 8,837,465 (“465”), United States Patent No. 8,755,376 (“376”), United States Patent No. 8,736,051 (“051”), United States Patent No. 8,737,962 (“962”), United States Patent No. 9,270,833 (“833”), and United States Patent No. 9,226,217 (“217”). Telesign filed a motion to dismiss the complaint on January 25, 2017. In two orders, issued on March 31, 2017 and April 17, 2017, the court granted Telesign’s motion to dismiss with respect to the ‘962, ‘833, ‘051 and ‘217 patents, but denied Telesign’s motion to dismiss as to the ‘021, ‘465 and ‘376 patents. On August 23, 2017, Telesign petitioned the U.S. Patent and Trademark Office (“U.S. PTO”) for inter partes review of the ‘021, ‘465, and ‘376 patents. On March 9, 2018, the U.S PTO denied Telesign’s petition for inter partes review of the ‘021 patent and granted Telesign’s petitions for inter partes review of the ‘465 and ‘376 patents. On March 6, 2019, the U.S. PTO found all challenged claims of the '465 and '376 patents unpatentable. The Company appealed the decisions to the United States Court of Appeals for the Federal Circuit who, on June 10, 2020, affirmed the U.S. PTO's rulings. The district court litigation had been stayed pending resolution of the inter partes reviews (and appeals from them). After the appeals were concluded, the district court reopened the case and set trial on the ’021 Patent for July 2021. The Company sought a judgment of infringement, a judgment of willful infringement, monetary and injunctive relief, enhanced damages, and an award of costs and expenses against Telesign. A settlement agreement was executed on November 25, 2020, settling all claims. On December 2, 2020, a joint stipulation of dismissal was filed and the Court entered an order dismissing the case with prejudice. This matter is now concluded.
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
As of December 31, 2020 and 2019, no amounts were accrued related to any outstanding indemnification agreements.

(d)Other Taxes
The Company conducts operations in many tax jurisdictions within and outside the United States. In many of these jurisdictions, non-income-based taxes, such as sales, use, telecommunications, and other local taxes are assessed on the Company’s operations. Prior to March 2017, the Company had not billed nor collected these taxes from its customers and, in accordance with U.S. GAAP, recorded a provision for its tax exposure in these jurisdictions when it was both probable that a liability had been incurred and the amount of the exposure could be reasonably estimated. These estimates included several key assumptions including, but not limited to, the taxability of the Company’s services, the jurisdictions in which its management believes it had nexus, and the sourcing of revenues to those jurisdictions. Starting in March 2017, the Company began collecting these taxes from customers in certain jurisdictions and since then has expanded to collect taxes in most jurisdictions where the Company operates. The Company is also in discussions with certain jurisdictions regarding its prior sales and other taxes, if any, that it may owe. In the event any of these jurisdictions disagrees with management’s assumptions and analysis, the assessment of the Company's tax exposure could differ materially from management's current estimates. For example, one jurisdiction has assessed the Company for $38.8 million in taxes, including interest and penalties, which exceeded the $11.5 million the Company had accrued for the period covered by this assessment. The Company believes that this assessment is incorrect and has disputed it, paid the full amount as required by law, and is seeking a refund or settlement. The payment made in excess of the accrued amount is reflected as a deposit in the Company's accompanying consolidated balance sheet. If a reasonable settlement cannot be reached in the near future, the Company will challenge the jurisdiction’s assessment in court. However, litigation is uncertain and a ruling against the Company may adversely affect its financial position and results of operation.
As of December 31, 2020 and 2019, the liability recorded for these taxes was $25.6 million and $27.0 million, respectively.

13. Stockholders’ Equity
Preferred Stock
As of December 31, 2020 and 2019, the Company had authorized 100,000,000 shares of preferred stock, par value $0.001, of which no shares were issued and outstanding.
Common Stock
As of December 31, 2020 and 2019, the Company had authorized 1,000,000,000 shares of Class A common stock and 100,000,000 shares of Class B common stock, each par value $0.001 per share. As of December 31, 2020, 153,496,222 shares of Class A common stock and 10,551,302 shares of Class B common stock were issued and outstanding. As of December 31, 2019, 126,882,172 shares of Class A common stock and 11,530,627 shares of Class B common stock were issued and outstanding. Holders of Class A and Class B common stock are entitled to one vote per share and 10 votes per share, respectively, and the shares of Class A common stock and Class B common stock are identical, except for voting and conversion rights.
The Company had reserved shares of common stock for issuance as follows:

	As of December 31,
	2020	2019
Stock options issued and outstanding	5,625,735	7,705,848
Nonvested restricted stock units issued and outstanding	7,523,882	8,490,517
Class A common stock reserved for Twilio.org	707,265	795,673
Stock-based awards available for grant under 2016 Plan	18,942,205	14,957,734
Stock-based awards available for grant under 2016 ESPP	4,941,281	3,848,953
Class A common stock reserved for the convertible senior notes	7,569,731	10,472,165
Total	45,310,099	46,270,890

Public Equity Offerings
In August 2020 and June 2019, the Company completed public equity offerings in which it sold 5,819,838 shares and 8,064,515 shares, respectively, of its Class A common stock at a public offering price of $247.00 per share and $124.00 per share, respectively. The Company received total proceeds of $1.4 billion and $979.0 million, respectively, net of underwriting discounts and offering expenses paid and payable by the Company.
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
2016 Stock Option Plan
The Company’s 2016 Stock Option and Incentive Plan (the “2016 Plan”) became effective on June 21, 2016. The 2016 Plan provides for the grant of ISOs, NSOs, restricted stock, RSUs, stock appreciation rights, unrestricted stock awards, performance share awards, dividend equivalent rights and cash-based awards to employees, directors and consultants of the Company. A total of 11,500,000 shares of the Company’s Class A common stock were initially reserved for issuance under the 2016 Plan. These available shares automatically increase each January 1, beginning on January 1, 2017, by 5% of the number of shares of the Company’s Class A and Class B common stock outstanding on the immediately preceding December 31, or such lesser number of shares as determined by the Company’s compensation committee. On January 1, 2020 and 2019, the shares available for grant under the 2016 Plan were automatically increased by 6,920,640 shares and 5,004,011 shares, respectively.
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
Equity Awards Assumed in Acquisitions
Segment
In connection with its acquisition of Segment, the Company assumed and replaced all stock options and restricted stock units of continuing employees issued under Segment’s 2013 Stock Incentive Plan ("Segment Plan") that were unvested and outstanding on the acquisition date. The assumed equity awards will continue to be outstanding and will be governed by the provisions of the Segment Plan.

SendGrid
In connection with its acquisition of SendGrid, the Company assumed all stock options and restricted stock units issued under SendGrid’s 2009, 2012 and 2017 Stock Incentive Plans that were outstanding on the date of acquisition. The assumed equity awards will continue to be outstanding and will be governed by the provisions of their respective plans. Additionally, the Company assumed shares of SendGrid common stock that were reserved and available for issuance under SendGrid's 2017 Equity Incentive Plan, on an as converted basis. These shares can be utilized for future equity grants under the Company’s 2016 Plan, to the extent permitted by New York Stock Exchange rules.
2016 Employee Stock Purchase Plan
The Company’s Employee Stock Purchase Plan (“2016 ESPP”), as amended, initially became effective on June 21, 2016. A total of 2,400,000 shares of the Company’s Class A common stock were initially reserved for issuance under the 2016 ESPP. These available shares automatically increase each January 1, beginning on January 1, 2017, by the lesser of 1,800,000 shares of the common stock, 1% of the number of shares of the Company’s Class A and Class B common stock outstanding on the immediately preceding December 31 or such lesser number of shares as determined by the Company’s compensation committee. On January 1, 2020 and 2019, the shares available for grant under the 2016 ESPP were automatically increased by 1,384,128 shares and 1,000,802 shares, respectively.
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
As of December 31, 2020, total unrecognized compensation cost related to the 2016 ESPP was $6.5 million, which will be amortized over a weighted-average period of 0.37 years.
Stock-options and restricted stock units activity under the Company's 2008 Plan and 2016 Plan as well as respective Stock Incentive Plans of SendGrid and Segment was as follows:
Stock Options

	Number of options outstanding	Weighted- average exercise price (Per share)	Weighted- average remaining contractual term (In years)	Aggregate intrinsic value (In thousands)
Outstanding options as of December 31, 2019	7,150,848	$28.79	6.47	$511,971
Granted	692,797	151.06
Assumed in acquisition	1,030,638	67.61
Exercised	(3,495,728)	20.74
Forfeited and canceled	(307,820)	73.46
Outstanding options as of December 31, 2020	5,070,735	$51.71	6.85	$1,454,222
Options vested and exercisable as of December 31, 2020	2,760,433	$23.51	5.53	$869,502

	Year Ended December 31,
	2020	2019	2018
	(In thousands, except per share amounts)
Aggregate intrinsic value of stock options exercised (1)	$603,597	$394,998	$178,504
Total estimated grant date fair value of options vested	$107,854	$81,292	$21,761
Weighted-average grant date fair value per share of options granted	$170.70	$58.13	$18.40
____________________________________
(1) Aggregate intrinsic value represents the difference between the fair value of the Company’s Class A common stock as reported on the New York Stock Exchange and the exercise price of outstanding “in-the-money” options.

On February 28, 2017, the Company granted a total of 555,000 shares of performance-based stock options in three distinct awards to an employee with grant date fair values of $13.48, $10.26 and $8.41 per share for a total grant value of $5.9 million. All performance conditions have been met. The following table summarizes the details of the performance options:

	Number of options outstanding	Weighted- average exercise price (Per share)	Weighted- average remaining contractual term (in years)	Aggregate intrinsic value (In thousands)
Outstanding options as of December 31, 2019	555,000	$31.72	4.16	$36,941
Granted	—	—
Exercised	—	—
Forfeited and canceled	—	—
Outstanding options as of December 31, 2020	555,000	$31.72	3.16	$170,263
Options vested and exercisable as of December 31, 2020	531,875	$31.72	3.16	$163,169
As of December 31, 2020, total unrecognized compensation cost related to all nonvested stock options was $250.5 million, which will be amortized on a ratable basis over a weighted-average period of 2.3 years.
Restricted Stock Units

	Number of awards outstanding	Weighted- average grant date fair value (Per share)	Aggregate intrinsic value (In thousands)
Nonvested RSUs as of December 31, 2019	8,490,517	$74.21	$830,167
Granted	3,285,382	196.80
Assumed in acquisition	158,593	273.38
Vested	(3,557,147)	73.67
Forfeited and canceled	(853,463)	$92.71
Nonvested RSUs as of December 31, 2020	7,523,882	$131.76	$2,542,858
As of December 31, 2020, total unrecognized compensation cost related to nonvested RSUs was $904.7 million, which will be amortized over a weighted-average period of 2.5 years.
As of December 31, 2020, the unrecognized compensation cost related to Class A common stock subject to future vesting conditions is $65.9 million, which will be amortized over a term of 2.2 years.

Valuation Assumptions
The fair value of employee stock options was estimated on the date of grant using the following assumptions in the Black-Scholes option pricing model:

Year Ended December 31,
Employee Stock Options:	2020	2019	2018
Fair value of common stock	$108.37 - $301.72	$103.70 - $130.70	$33.01 - $76.63
Expected term (in years)	0.52 - 6.08	0.33 - 6.08	1.00 - 6.08
Expected volatility	51.9% - 65.1%	49.0% - 66.5%	38.6% - 44.2%
Risk-free interest rate	0.1% - 1.4%	1.6% - 2.5%	2.9% - 3.0%
Dividend rate	—%	—%	—%

	Year Ended December 31,
Employee Stock Purchase Plan:	2020	2019	2018
Expected term (in years)	0.50	0.49 - 0.50	0.50
Expected volatility	54.4% - 72.1%	43.1% - 50.3%	39.8% - 47.5%
Risk-free interest rate	0.1% - 0.2%	1.6% - 2.4%	2.1% - 2.5%
Dividend rate	—%	—%	—%
Stock-Based Compensation Expense
The Company recorded total stock-based compensation expense as follows. In the year ended December 31, 2020, stock-based compensation expense associated with the acquisition of Segment was $31.7 million.

	Year Ended December 31,
	2020	2019	2018
	(In thousands)
Cost of revenue	$8,857	$7,123	$1,126
Research and development	173,303	126,012	42,277
Sales and marketing	103,450	60,886	23,616
General and administrative	76,301	70,297	26,254
Total	$361,911	$264,318	$93,273

15. Net Loss Per Share Attributable to Common Stockholders
The following table sets forth the calculation of basic and diluted net loss per share attributable to common stockholders during the periods presented:

	Year Ended December 31,
	2020	2019	2018
Net loss attributable to common stockholders (in thousands)	$(490,979)	$(307,063)	$(121,949)
Weighted-average shares used to compute net loss per share attributable to common stockholders, basic and diluted	146,708,663	130,083,046	97,130,339
Net loss per share attributable to common stockholders, basic and diluted	$(3.35)	$(2.36)	$(1.26)

The following outstanding shares of common stock equivalents were excluded from the calculation of the diluted net loss per share attributable to common stockholders because their effect would have been anti-dilutive:

	As of December 31,
	2020	2019	2018
Stock options issued and outstanding	5,625,735	7,705,848	7,978,369
Nonvested restricted stock units issued and outstanding	7,523,882	8,490,517	8,262,902
Class A common stock reserved for Twilio.org	707,265	795,673	572,676
Class A common stock committed under 2016 ESPP	103,703	207,792	113,312
Convertible senior notes(1)	4,847,578	3,150,647	233
Class A common stock in escrow	75,612	—	—
Class A common stock in escrow subject to future vesting	268,030	—	—
Unvested shares subject to repurchase	—	—	1,250
Total	19,151,805	20,350,477	16,928,742
____________________________________
(1) Since, effective with the fourth quarter 2020, the Company expects to settle the principal amount of its outstanding convertible senior notes in shares of the Company's Class A common stock, as of December 21, 2020, the Company used the if-converted method for calculating any potential dilutive effect of the debt settlement on diluted net income per share, if applicable. Prior to the fourth quarter 2020, the Company expected to settle the principal amount of its outstanding convertible senior notes in cash and any excess in shares of the Company's Class A common stock. Hence, as of December 31, 2019 and 2018, the Company used the treasury stock method for calculating any potential dilutive effect of the conversion spread on diluted net income per share, if applicable. The conversion spread has a dilutive impact on diluted net income per share of Class A common stock when the average market price of the Company's Class A common stock for a given period exceeds the conversion price of $70.90 per share for the Notes. The conversion spread is calculated using the average market price of Class A common stock during the period, consistent with the treasury stock method.
16. Income Taxes
The following table presents domestic and foreign components of loss before income taxes for the periods presented:

	Year Ended December 31,
	2020	2019	2018
	(In thousands)
United States	$(403,148)	$(328,902)	$(96,448)
International	(101,278)	(33,314)	(24,710)
Loss before provision for income taxes	$(504,426)	$(362,216)	$(121,158)
Provision (benefit) for income taxes consists of the following:

	Year Ended December 31,
	2020	2019	2018
Current:	(In thousands)
State	272	198	139
Foreign	5,215	2,684	881
Total	5,487	2,882	1,020
Deferred:
Federal	(12,719)	(49,393)	29
State	(3,563)	(7,474)	19
Foreign	(2,652)	(1,168)	(277)
Total	(18,934)	(58,035)	(229)
Income tax provision (benefit)	$(13,447)	$(55,153)	$791

The following table presents a reconciliation of the statutory federal tax rate and the Company's effective tax rate:

	Year Ended December 31,
	2020	2019	2018
Tax benefit at federal statutory rate	21%	21%	21%
State tax, net of federal benefit	12	8	15
Stock-based compensation	24	14	31
Credits	3	4	8
Foreign rate differential	(4)	(2)	(4)
Permanent book vs. tax differences	(1)	—	—
Change in valuation allowance	(51)	(29)	(68)
Other	—	(1)	(3)
Effective tax rate	4%	15%	—%
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The following table presents the significant components of the Company's deferred tax assets and liabilities:

	As of December 31,
	2020	2019	2018
Deferred tax assets:	(In thousands)
Net operating loss carryforwards	$656,755	$274,116	$116,190
Accrued and prepaid expenses	15,408	11,828	11,594
Stock-based compensation	32,900	35,035	11,147
Research and development credits	92,899	65,955	32,206
Charitable contributions	8,229	3,172	3,100
Capped call	4,475	9,914	13,175
Debt issuance cost	230	493	638
Depreciable property	—	2	—
Intangibles	135,500	—	—
Lease liability	68,566	39,117	—
Other	—	—	194
Gross deferred tax assets	1,014,962	439,632	188,244
Valuation allowance	(677,782)	(255,893)	(147,354)
Net deferred tax assets	337,180	183,739	40,890
Deferred tax liabilities:
Capitalized software	(19,174)	(13,032)	(10,686)
Prepaid expenses	(450)	(1,157)	(838)
Acquired intangibles	(231,379)	(107,281)	(2,997)
Property and equipment	(85)	(1,578)	(1,990)
Convertible debt	(9,495)	(20,745)	(27,164)
Right-of-use asset	(66,243)	(39,630)	—
Deferred commissions	(21,162)	(7,446)	(2,396)
Other	(2,876)	(405)	—
Net deferred tax liability	$(13,684)	$(7,535)	$(5,181)

The following table summarizes our tax carryforwards, carryovers, and credits:

	As of December 31, 2020	Expiration Date (If not utilized)
	(In thousands)
Federal net operating loss carryforwards	$303,793	Various dates beginning in 2029
Federal tax credits	$79,844	Various dates beginning in 2029
Federal net operating loss carryforwards	$2,430,006	Indefinite
State net operating loss carryforwards	$1,782,465	Various dates beginning in 2025
State tax credits	$57,670	Indefinite
Foreign net operating loss carryforwards	$27,941	Indefinite
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
The Company's accounting for deferred taxes involves the evaluation of a number of factors concerning the realizability of its net deferred tax assets. The Company primarily considered such factors as its history of operating losses, the nature of the Company's deferred tax assets, and the timing, likelihood and amount, if any, of future taxable income during the periods in which those temporary differences and carryforwards become deductible. Additionally, in December 2020, the Company completed an intra-entity asset transfer of certain intellectual property rights to an Irish subsidiary where its international business is headquartered. The transfer resulted in a step-up in the tax basis of the transferred intellectual property rights and a correlated $135.5 million increase in foreign deferred tax assets.
At present, the Company does not believe that it is more likely than not that the net deferred tax assets will be realized, and accordingly, a full valuation allowance has been established. The valuation allowance increased by approximately $421.9 million and $108.5 million during the years ended December 31, 2020 and 2019, respectively.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Year Ended December 31,
	2020	2019	2018
	(In thousands)
Unrecognized tax benefit, beginning of year	$49,042	$15,635	$9,445
Gross increases for tax positions of prior years	4,259	12,939	1,233
Gross decrease for tax positions of prior years	(931)	(395)	(4)
Gross increases for tax positions of current year	138,813	20,863	4,961
Unrecognized tax benefit, end of year	$191,183	$49,042	$15,635
As of December 31, 2020, the Company had approximately $191.2 million of unrecognized tax benefits. If the $191.2 million is recognized, $4.4 million would affect the effective tax rate. The remaining amount would be offset by the reversal of related deferred tax assets which are subject to a full valuation allowance.
The Company recognizes interest and penalties, if any, related to uncertain tax positions in its income tax provision. As of December 31, 2020, the Company has accumulated $0.3 million in both interest and penalties related to uncertain tax positions.
The Company does not anticipate any significant changes within 12 months of December 31, 2020, in its uncertain tax positions that would be material to the consolidated financial statements taken as a whole because nearly all of the unrecognized tax benefit has been offset by a deferred tax asset, which has been reduced by a valuation allowance.

The Company files U.S. federal income tax returns as well as income tax returns in many U.S. states and foreign jurisdictions. As of December 31, 2020, the tax years 2008 through the current period remain open to examination by the major jurisdictions in which the Company is subject to tax. Fiscal years outside the normal statute of limitation remain open to audit by tax authorities due to tax attributes generated in those early years, which have been carried forward and may be audited in subsequent years when utilized. The Company is fully reserved for all open U.S. federal, state and local, or non-U.S. income tax examinations by any tax authorities.
On June 7, 2019, a three-judge panel from the U.S. Court of Appeals for the Ninth Circuit overturned the U.S. Tax Court's decision in Altera Corp. v. Commissioner and upheld the portion of the Treasury regulations under Section 482 of the Internal Revenue Code that requires related parties in a cost-sharing arrangement to share expenses related to share-based compensation. As a result of this decision, the Company's gross unrecognized tax benefits increased to reflect the impact of including share-based compensation in cost-sharing arrangements. On July 22, 2019, Altera filed a petition for a rehearing before the full Ninth Circuit and the request was denied on November 12, 2019. On February 10, 2020, Altera filed a petition to appeal the decision to the Supreme Court and on June 22, 2020 the Supreme Court denied the petition. There is no impact on the Company’s effective tax rate for year ended December 31, 2020 due to a full valuation allowance against its deferred tax assets. We will continue to monitor future developments and their potential effects on our consolidated financial statements.
In connection with the Segment acquisition, the Company recorded a net deferred tax liability which provides an additional source of taxable income to support the realization of the pre-existing deferred tax assets and, accordingly, during the year ended December 31, 2020, the Company released a total of $13.8 million of its U.S. valuation allowance. The Company continues to maintain a valuation allowance for its U.S. Federal and State net deferred tax assets.
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
The provision for income taxes recorded in the years ended December 31, 2020 and 2019, consists primarily of income taxes and withholding taxes in foreign jurisdictions in which the Company conducts business. The Company’s U.S. operations have been in a loss position and the Company maintains a full valuation allowance against its U.S. deferred tax assets.

17. Subsequent Events
On February 22, 2021, the Company completed a public equity offering in which it sold 4,312,500 shares of its Class A common stock at a public offering price of $409.60 per share, including shares sold in connection with the exercise of the underwriters' option to purchase additional shares. The Company received total proceeds of $1.8 billion, net of offering expenses paid or payable by the Company.
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
Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2020, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

(b)    Management's Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting is a process designed under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, to provide reasonable assurance regarding the reliability of financing reporting and the preparation of financial statements for external purposes in accordance with U.S generally accepted accounting principles.
Under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer and oversight of the board of directors, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2020, based on the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2020.

The Company acquired Segment.io, Inc. ("Segment") on November 2, 2020. Management excluded Segment from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020. Segment's total assets excluded from this assessment was $253.6 million, representing 3% of the Company’s consolidated total assets as of December 31, 2020, and Segment's total revenue of $23.0 million represented 1% of the Company’s consolidated revenue for the year ended December 31, 2020.
The effectiveness of our internal control over financial reporting as of December 31, 2020 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included in Part II, Item 8, "Financial Statements and Supplementary Data", of this Annual Report on Form 10-K.
(c)    Changes in Internal Control
On November 2, 2020, the Company acquired Segment. As a result of this acquisition, the Company is reviewing the internal controls of Segment and is making appropriate changes as deemed necessary. Except for the changes in internal controls related to Segment, there were no changes in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15 (d) and 15d-15 (d) of the Exchange Act that occurred during the quarter ended December 31, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
PART III

Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated by reference to our Proxy Statement relating to our 2021 Annual Meeting of Stockholders. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2020.
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
Item 11. Executive Compensation
The information required by this item is incorporated by reference to our Proxy Statement relating to our 2021 Annual Meeting of Stockholders. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2020.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated by reference to our Proxy Statement relating to our 2021 Annual Meeting of Stockholders. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2020.
Item 13. Certain Relationships and Related Transactions and Director Independence
The information required by this item is incorporated by reference to our Proxy Statement relating to our 2021 Annual Meeting of Stockholders. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2020.
Item 14. Principal Accountant Fees and Services
The information required by this item is incorporated by reference to our Proxy Statement relating to our 2021 Annual Meeting of Stockholders. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2020.
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
EXHIBIT INDEX

Exhibit Number		Incorporated by Reference
	Description	Form	File No.	Exhibit	Filing Date
2.1+	Agreement and Plan of Merger and Reorganization, dated October 15, 2018, by and among Twilio Inc., a Delaware corporation, SendGrid, Inc., a Delaware corporation, and Topaz Merger Subsidiary, Inc., a Delaware corporation	8-K	011-37806	2.1	October 16, 2018
2.2	First Amendment to Agreement and Plan of Merger and Reorganization, dated December 13, 2018, by and among Twilio Inc., a Delaware corporation, SendGrid, Inc., a Delaware corporation, and Topaz Merger Subsidiary, Inc., a Delaware corporation	10-K	001-37806	2.2	March 1, 2019
2.3	Agreement and Plan of Reorganization, dated October 12, 2020, by and among Twilio Inc., a Delaware corporation, Scorpio Merger Sub, Inc., a Delaware corporation, Segment,io, Inc., a Delaware corporation, and Shareholder Representative Services LLC, a Colorado limited liability company	S-3	333-249889	2.1	November 5, 2020
3.1	Amended and Restated Certificate of Incorporation of Twilio Inc.	S-1A	333-211634	3.1	June 13, 2016
3.2	Second Amended and Restated Bylaws of Twilio Inc.	10-Q	001-37806	3.1	August 4, 2020
4.1	Form of Class A Common Stock Certificate of Twilio Inc.	S-1	333-211634	4.1	May 26, 2016
4.2	Amended and Restated Investors' Rights Agreement, dated April 24, 2015, between Twilio Inc. and certain of its stockholders	S-1	333-211634	4.2	May 26, 2016
4.3	Indenture, dated as of May 17, 2018, between Twilio Inc. and Wilmington Trust, National Association, as trustee	8-K	001-37806	4.1	May 18, 2018
4.4	Form of 0.25% Convertible Senior Notes due 2023 (included in Exhibit 4.3)	8-K	001-37806	4.2	May 18, 2018
4.5	Description of the Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934				Filed herewith
10.1*	Form of Indemnification Agreement				Filed herewith
10.2*	Twilio Inc. Amended and Restated 2008 Stock Option Plan and forms of Stock Option Agreement and form of Stock Option Grant Notice				Filed herewith
10.3*	Twilio Inc. Amended and Restated 2016 Stock Option and Incentive Plan, and forms of Agreements thereunder				Filed herewith
10.4*	Twilio Inc. 2019 France Sub-Plan to the 2016 Stock Option and Incentive Plan	10-Q	001-37806	10.2	October 31, 2019
10.5*	Segment.io, Inc. Fifth Amended and Restated 2013 Stock Option and Grant Plan and related form agreements				Filed herewith
10.6*	SendGrid, Inc. Amended and Restated 2012 Equity Incentive Plan				Filed herewith
10.7*	SendGrid, Inc. Amended and Restated 2017 Equity Incentive Plan				Filed herewith
10.8*	Twilio Inc. Amended and Restated 2016 Employee Stock Purchase Plan	10-Q	001-37806	10.1	October 31, 2019

10.9	Office Lease, dated January 8, 2016, as amended January 8, 2016, between Twilio Inc. and Bay Area Headquarters Authority	S-1	333-211634	10.6	May 26, 2016
10.10	Sublease, dated as of August 30, 2018, by and between Salesforce.com, Inc. and Twilio Inc.	10-Q	001-37806	10.1	November 8, 2018
10.11	Consent to Sublease Agreement, dated as of September 25, 2018, by and among Hudson Rincon Center, LLC, Salesforce.com Inc. and Twilio Inc.	10-Q	001-37806	10.2	November 8, 2018
10.12*	Offer letter with George Hu, dated February 28, 2017	8-K	001-37806	10.1	March 3, 2017
10.13*	Offer letter with Khozema Shipchandler, dated August 20, 2018	8-K	001-37806	10.1	October 25, 2018
10.14*	Chief Executive Officer Severance Plan dated March 28, 2018 and form of participation letter	10-Q	001-37806	10.1	May 10, 2018
10.15*	Key Executive Severance Plan, dated March 28, 2018 and form of participation letter	10-Q	001-37806	10.2	May 10, 2018
10.16	Form of Capped Call Confirmation	8-K	001-37806	10.1	May 18, 2018
21.1	List of subsidiaries of the Registrant				Filed herewith
23.1	Consent of KPMG, LLP, Independent Registered Public Accounting Firm				Filed herewith
31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				Filed herewith
31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				Filed herewith
32.1**	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				Furnished herewith
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document				Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document.				Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.				Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.				Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.				Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.				Filed herewith
104	Cover Page with Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101).
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

Twilio Inc.
February 25, 2021	/s/ JEFF LAWSON
Jeff Lawson Director and Chief Executive Officer (Principal Executive Officer)

February 25, 2021	/s/ KHOZEMA Z. SHIPCHANDLER
Khozema Z. Shipchandler Chief Financial Officer (Principal Accounting and Financial Officer)

February 25, 2021	/s/ RICHARD L. DALZELL
Richard L. Dalzell Director

February 25, 2021	/s/ BYRON B. DEETER
Byron B. Deeter Director

February 25, 2021	/s/ ELENA A. DONIO
Elena A. Donio Director

February 25, 2021	/s/ DONNA L. DUBINSKY
Donna L. Dubinsky Director

February 25, 2021	/s/ JEFFREY EPSTEIN
Jeffrey Epstein Director

February 25, 2021	/s/ JEFFREY R. IMMELT
Jeffrey R. Immelt Director

February 25, 2021	/s/ DEVAL L. PATRICK
Deval L. Patrick Director

February 25, 2021	/s/ ERIKA ROTTENBERG
Erika Rottenberg Director