Form 10-Q
period 2021-03-31
TWILIO INC
filed 2021-05-06
CIK 1447669

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________
FORM 10-Q
_____________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934
For the quarterly period ended March 31, 2021

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
As of April 30, 2021, 162,370,009 shares of the registrant’s Class A common stock and 10,325,768 shares of registrant’s Class B common stock were outstanding.
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

TWILIO INC.
Quarterly Report on Form 10-Q
For the Three Months Ended March 31, 2021

Special Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “can,” “will,” “would,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “forecasts,” “potential,” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:
•the impact of the coronavirus disease of 2019 (“COVID-19”) pandemic on the global economy, our customers, employees and business;
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
•our ability to comply with modified or new industry standards, laws and regulations applying to our business, including the General Data Protection Regulation (“GDPR”), the Schrems II decision invalidating the EU-US Privacy Shield, the California Consumer Privacy Act of 2018 (“CCPA”) and other privacy regulations that may be implemented in the future, and Signature-based Handling of Asserted Information Using toKENs (“SHAKEN”) and Secure Telephone Identity Revisited (“STIR”) standards (together, “SHAKEN/STIR”) and other robocalling prevention and anti-spam standards and increased costs associated with such compliance;
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
•our ability to service the interest on our 3.625% senior notes due 2029 (“2029 Notes”), our 3.875% notes due 2031 (“2031 Notes,” and together with the 2029 Notes, the “Notes”), and our 0.25% convertible senior notes due 2023 (the “Convertible Notes”) and repay such notes, to the extent required;
•our customers' and other platform users' violation of our policies or other misuse of our platform;
•our expectations about the impact of natural disasters and public health epidemics, such as COVID-19 on our business, results of operations and financial condition and on our customers, employees, vendors and partners;
•our ability to successfully integrate and realize the benefits of our past or future strategic acquisitions or investments, including our acquisition of Segment.io, Inc. (“Segment”); and
•our expectations about the impact of our recent cross platform API service disruption on our business, results of operations and financial condition.
We caution you that the foregoing list may not contain all of the forward-looking statements made in this Quarterly Report on Form 10-Q.
You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations and prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors described in “Summary of Risk Factors and Uncertainties Associated with Our Business” below, in Part II, Item 1A, “Risk Factors”, and elsewhere in this Quarterly Report on Form 10-Q. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. We cannot assure you that the results, events and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.
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
•potentially adverse tax consequences on our global operations and structure;
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
•requirement of a significant amount of cash to service our future debt; and,
•our ability to raise the funds necessary for cash settlement upon conversion of the Convertible Notes or to repurchase the Convertible Notes, the 2029 Notes and 2031 Notes for cash.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
TWILIO INC.
Condensed Consolidated Balance Sheets
(Unaudited)

	As of	As of
	March 31,	December 31,
	2021	2020
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$2,331,774	$933,885
Short-term marketable securities	3,375,284	2,105,906
Accounts receivable, net	257,854	251,167
Prepaid expenses and other current assets	129,063	81,377
Total current assets	6,093,975	3,372,335
Property and equipment, net	195,885	183,239
Operating right-of-use asset	241,328	258,610
Intangible assets, net	951,884	966,573
Goodwill	4,635,177	4,595,394
Other long-term assets	123,932	111,282
Total assets	$12,242,181	$9,487,433
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$66,511	$60,042
Accrued expenses and other current liabilities	293,658	252,895
Deferred revenue and customer deposits	93,516	87,031
Operating lease liability, current	46,239	48,338
Total current liabilities	499,924	448,306
Operating lease liability, noncurrent	214,456	229,905
Finance lease liability, noncurrent	19,933	17,856
Long-term debt	1,218,048	302,068
Other long-term liabilities	42,624	36,633
Total liabilities	1,994,985	1,034,768
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock	—	—
Class A and Class B common stock	171	164
Additional paid-in capital	11,618,698	9,613,246
Accumulated other comprehensive income	4,660	9,046
Accumulated deficit	(1,376,333)	(1,169,791)
Total stockholders’ equity	10,247,196	8,452,665
Total liabilities and stockholders’ equity	$12,242,181	$9,487,433
See accompanying notes to condensed consolidated financial statements.

TWILIO INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
	2021	2020
	(In thousands, except share and per share amounts)
Revenue	$589,988	$364,868
Cost of revenue	291,684	171,333
Gross profit	298,304	193,535
Operating expenses:
Research and development	174,800	114,339
Sales and marketing	210,590	116,722
General and administrative	110,253	55,170
Total operating expenses	495,643	286,231
Loss from operations	(197,339)	(92,696)
Other expenses, net	(8,313)	(1,118)
Loss before provision for income taxes	(205,652)	(93,814)
Provision for income taxes	(890)	(977)
Net loss attributable to common stockholders	$(206,542)	$(94,791)
Net loss per share attributable to common stockholders, basic and diluted	$(1.24)	$(0.68)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	167,160,458	139,231,594
See accompanying notes to condensed consolidated financial statements.

TWILIO INC.
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)

	Three Months Ended March 31,
	2021	2020
	(In thousands)
Net loss	$(206,542)	$(94,791)
Other comprehensive loss:
Unrealized loss on marketable securities	(4,176)	(9,375)
Foreign currency translation	(210)	—
Total other comprehensive loss	(4,386)	(9,375)
Comprehensive loss attributable to common stockholders	$(210,928)	$(104,166)
See accompanying notes to condensed consolidated financial statements.

TWILIO INC.
Condensed Consolidated Statements of Stockholders' Equity
(Unaudited)

	Common Stock Class A		Common Stock Class B		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
	(In thousands, except share amounts)
Balance as of December 31, 2020	153,496,222	$151	10,551,302	$13	$9,613,246	$9,046	$(1,169,791)	$8,452,665
Net loss	—	—	—	—	—	—	(206,542)	(206,542)
Exercises of vested stock options	248,008	—	211,371	—	11,564	—	—	11,564
Vesting of restricted stock units	913,966	1	—	—	(1)	—	—	—
Value of equity awards withheld for tax liability	(6,989)	—	—	—	(2,774)	—	—	(2,774)
Conversion of shares of Class B common stock into shares of Class A common stock	419,371	—	(419,371)	—	—	—	—	—
Equity component from partial settlement of 2023 convertible senior notes	1,158,381	2	—	—	80,047	—	—	80,049
Donated common stock	22,102	—	—	—	9,405	—	—	9,405
Issuance of common stock in connection with a follow-on public offering, net of underwriter discounts	4,312,500	4	—	—	1,766,396	—	—	1,766,400
Costs related to the follow-on public offering	—	—	—	—	(727)	—	—	(727)
Issuance of restricted stock awards	24,697	—	—	—	—	—	—	—
Unrealized loss on marketable securities	—	—	—	—	—	(4,176)	—	(4,176)
Foreign currency translation	—	—	—	—	—	(210)	—	(210)
Stock-based compensation	—	—	—	—	141,542	—	—	141,542
Balance as of March 31, 2021	160,588,258	$158	10,343,302	$13	$11,618,698	$4,660	$(1,376,333)	$10,247,196

	Common Stock Class A		Common Stock Class B		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
	(In thousands, except share amounts)
Balance as of December 31, 2019	126,882,172	$124	11,530,627	$14	$4,952,999	$5,086	$(678,812)	$4,279,411
Net loss	—	—	—	—	—	—	(94,791)	(94,791)
Exercises of stock options	243,029	—	426,001	—	8,231	—	—	8,231
Vesting of restricted stock units	849,763	1	23,107	—	—	—	—	1
Value of equity awards withheld for tax liability	(8,726)	—	(4,692)	—	(1,674)	—	—	(1,674)
Conversion of shares of Class B common stock into shares of Class A	618,103	1	(618,103)	(1)	—	—	—	—
Donated common stock	22,102	—	—	—	2,701	—	—	2,701
Unrealized loss on marketable securities	—	—	—	—	—	(9,375)	—	(9,375)
Stock-based compensation	—	—	—	—	72,021	—	—	72,021
Balance as of March 31, 2020	128,606,443	$126	11,356,940	$13	$5,034,278	$(4,289)	$(773,603)	$4,256,525
See accompanying notes to condensed consolidated financial statements.

TWILIO INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:	(In thousands)
Net loss	$(206,542)	$(94,791)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	59,592	32,239
Non-cash reduction to the right-of-use asset	11,711	8,023
Net amortization of investment premium and discount	4,240	343
Amortization of debt discount and issuance costs	3,373	6,178
Stock-based compensation	137,155	69,025
Amortization of deferred commissions	5,630	1,981
Allowance for credit losses	1,985	4,170
Value of donated common stock	9,405	2,701
Loss on extinguishment of debt	7,602	—
Other adjustments	3,089	1,866
Changes in operating assets and liabilities:
Accounts receivable	5,565	(23,123)
Prepaid expenses and other current assets	(29,912)	(8,130)
Other long-term assets	(15,232)	(5,759)
Accounts payable	(10,275)	(20,803)
Accrued expenses and other current liabilities	28,307	44,840
Deferred revenue and customer deposits	3,435	589
Operating lease liabilities	(12,053)	(7,008)
Other long-term liabilities	(2,570)	3,194
Net cash provided by operating activities	4,505	15,535
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions, net of cash acquired and other related payments	(66,926)	(2,377)
Purchases of marketable securities and other investments	(1,640,499)	(228,025)
Proceeds from sales and maturities of marketable securities	356,824	316,992
Capitalized software development costs	(10,434)	(8,626)
Purchases of long-lived and intangible assets	(4,986)	(6,319)
Net cash (used in) provided by investing activities	(1,366,021)	71,645
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from a public equity offering	1,766,400	—
Payments of costs related to public offerings	(360)	—
Proceeds from issuance of senior notes	987,500	—
Payments of debt issuance costs	(130)	—
Principal payments on debt and finance leases	(2,751)	(1,954)
Proceeds from exercises of stock options	11,564	8,231
Value of equity awards withheld for tax liabilities	(2,774)	(1,674)
Net cash provided by financing activities	2,759,449	4,603
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(44)	—
NET INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	1,397,889	91,783
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—Beginning of period	933,885	253,735
CASH, CASH EQUIVALENTS AND RESTRICTED CASH —End of period	$2,331,774	$345,518
Cash paid for income taxes, net	$1,252	$257
Cash paid for interest	$263	$198
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Purchases of property, equipment and intangible assets, accrued but not paid	$3,494	$5,510
Purchases of property and equipment through finance leases	$5,266	$—
Value of common stock issued to settle convertible senior notes	$422,716	$—
Stock-based compensation capitalized in software development costs	$4,650	$3,418
Costs related to public debt and equity offerings, accrued but not paid	$2,681	$—
Costs related to proposed investment in Syniverse, accrued but not paid	$3,262	$—
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
2. Summary of Significant Accounting Policies
(a)Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K filed with the SEC on February 26, 2021 (“Annual Report”).
The condensed consolidated balance sheet as of December 31, 2020, included herein, was derived from the audited financial statements as of that date, but may not include all disclosures including certain notes required by U.S. GAAP on an annual reporting basis.
In the opinion of management, the accompanying condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, comprehensive loss, stockholders' equity and cash flows for the interim periods, but are not necessarily indicative of the results of operations to be anticipated for the full year 2021 or any future period.
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
The Company sells its services to a wide variety of customers. If the financial condition or results of operations of any significant customers deteriorate substantially, operating results could be adversely affected. To reduce credit risk, management performs credit evaluations of the financial condition of significant customers. The Company does not require collateral from its credit customers and maintains reserves for estimated credit losses on customer accounts when considered necessary. Actual credit losses may differ from the Company’s estimates. During the three months ended March 31, 2021 and 2020, no customer organization accounted for more than 10% of the Company’s total revenue.
As of March 31, 2021 and December 31, 2020, no customer organization represented more than 10% of the Company’s gross accounts receivable.
(e)Significant Accounting Policies
There have been no changes to the Company's significant accounting policies as described in its Annual Report.
(f)Recently Issued Accounting Guidance, Not yet Adopted
In August 2020, the FASB issued ASU 2020-06, “Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40),” which removes certain separation models for convertible debt instruments and convertible preferred stock that require the separation of a convertible debt instrument into a debt component and an equity or derivative component. The ASU also expands disclosure requirements for convertible instruments and simplifies areas of the guidance for diluted earnings-per-share calculations that are impacted by the amendments. The standard is effective for interim and annual periods beginning after December 15, 2021, with early adoption permitted. The Company is evaluating the impact of the adoption of this guidance on its consolidated financial statements.
3. Fair Value Measurements
Financial Assets
The following tables provide the financial assets measured at fair value on a recurring basis:

	Amortized Cost or Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value Hierarchy as of March 31, 2021			Aggregate Fair Value
				Level 1	Level 2	Level 3
Financial Assets:	(In thousands)
Cash and cash equivalents:
Money market funds	$1,867,034	$—	$—	$1,867,034	$—	$—	$1,867,034
Commercial paper	322,701	—	—	—	322,701	—	322,701
Total included in cash and cash equivalents	2,189,735	—	—	1,867,034	322,701	—	2,189,735
Marketable securities:
U.S. Treasury securities	236,651	248	(56)	236,843	—	—	236,843
Corporate debt securities and commercial paper	3,134,407	5,582	(1,548)	45,000	3,093,441	—	3,138,441
Total marketable securities	3,371,058	5,830	(1,604)	281,843	3,093,441	—	3,375,284
Total financial assets	$5,560,793	$5,830	$(1,604)	$2,148,877	$3,416,142	$—	$5,565,019

	Amortized Cost or Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value Hierarchy as of December 31, 2020			Aggregate Fair Value
				Level 1	Level 2	Level 3
Financial Assets:	(In thousands)
Cash and cash equivalents:
Money market funds	$656,749	$—	$—	$656,749	$—	$—	$656,749
Commercial paper	2,000	—	—	—	2,000	—	2,000
Total included in cash and cash equivalents	658,749	—	—	656,749	2,000	—	658,749
Marketable securities:
U.S. Treasury securities	223,247	389	(1)	223,635	—	—	223,635
Corporate debt securities and commercial paper	1,874,257	8,149	(135)	50,000	1,832,271	—	1,882,271
Total marketable securities	2,097,504	8,538	(136)	273,635	1,832,271	—	2,105,906
Total financial assets	$2,756,253	$8,538	$(136)	$930,384	$1,834,271	$—	$2,764,655
The Company's primary objective when investing excess cash is preservation of capital, hence the Company's marketable securities primarily consist of U.S. Treasury Securities, high credit quality corporate debt securities and commercial paper. As the Company views its marketable securities as available to support current operations, it has classified all available for sale securities as short-term. As of March 31, 2021 and December 31, 2020, for fixed income securities that were in unrealized loss positions, the Company has determined that (i) it does not have the intent to sell any of these investments, and (ii) it is not more likely than not that it will be required to sell any of these investments before recovery of the entire amortized cost basis. In addition, as of March 31, 2021 and December 31, 2020, the Company anticipates that it will recover the entire amortized cost basis of such fixed income securities before maturity.
The Company regularly reviews changes to the rating of its debt securities by rating agencies as well as reasonably monitors the surrounding economic conditions to assess the risk of expected credit losses. As of March 31, 2021, the risk of expected credit losses was not significant.
Interest earned on marketable securities was $3.9 million and $8.8 million in the three months ended March 31, 2021 and 2020, respectively. The interest is recorded as other expenses, net, in the accompanying condensed consolidated statements of operations.
The following table summarizes the contractual maturities of marketable securities:

	As of March 31, 2021		As of December 31, 2020
	Amortized Cost	Aggregate Fair Value	Amortized Cost	Aggregate Fair Value
Financial Assets:	(In thousands)
Less than one year	$1,322,778	$1,325,489	$1,126,091	$1,128,927
One to three years	2,048,280	2,049,795	971,413	976,979
Total	$3,371,058	$3,375,284	$2,097,504	$2,105,906
Strategic Investments
As of March 31, 2021 and December 31, 2020, the Company held strategic investments with a fair value of $9.3 million in equity securities of privately held companies in which the Company does not have a controlling interest or significant influence. These securities are recorded as other long-term assets in the accompanying condensed consolidated balance sheets. There were no impairments in the three months ended March 31, 2021 and 2020.
Financial Liabilities
The Company's financial liabilities that are not measured at fair value on a recurring basis consist of its convertible senior notes due 2023 (“Convertible Notes”) and its senior notes due 2029 and 2031 (“2029 Notes” and “2031 Notes,” respectively) that are further described in Note 9.
As of March 31, 2021, the fair values of the Convertible Notes, 2029 Notes and 2031 Notes were $1.3 billion, $510.5 million and $512.8 million, respectively. The fair value of the Convertible Notes as of December 31, 2020 was $1.7 billion. The Convertible Notes, 2029 Notes and 2031 Notes are classified as level 2 financial instruments within the fair value hierarchy.

4. Property and Equipment
Property and equipment consisted of the following:

	As of	As of
	March 31,	December 31,
	2021	2020
	(In thousands)
Capitalized internal-use software development costs	$154,117	$142,489
Data center equipment (1)	49,627	43,477
Leasehold improvements	70,663	69,756
Office equipment	45,040	35,346
Furniture and fixtures (1)	12,808	12,312
Software	10,218	9,943
Total property and equipment	342,473	313,323
Less: accumulated depreciation and amortization	(146,588)	(130,084)
Total property and equipment, net	$195,885	$183,239
____________________________________
(1) Data center equipment and furniture and fixtures contain assets under finance leases. See Note 5 for further detail.
Depreciation and amortization expense was $14.4 million and $11.9 million for the three months ended March 31, 2021 and 2020, respectively.
The Company capitalized $15.1 million and $12.0 million in internal‑use software development costs in the three months ended March 31, 2021 and 2020, respectively, of which $4.7 million and $3.4 million, respectively, was stock‑based compensation expense. Amortization of capitalized software development costs was $4.5 million and $4.6 million in the three months ended March 31, 2021 and 2020, respectively.
5. Right-of-Use Asset and Lease Liabilities
The Company has entered into various operating lease agreements for office space and data centers and finance lease agreements for data center and office equipment and furniture.
As of March 31, 2021, the Company had 24 leased properties with remaining lease terms of 0.1 years to 8.0 years, some of which include options to extend the leases for up to 5.0 years.
The components of the lease expense recorded in the accompanying condensed consolidated statements of operations were as follows:

	Three Months Ended March 31,
	2021	2020
	(In thousands)
Operating lease cost	$14,873	$10,424
Finance lease cost:
Amortization of assets	2,680	1,904
Interest on lease liabilities	263	198
Short-term lease cost	1,692	1,412
Variable lease cost	2,900	1,296
Total net lease cost	$22,408	$15,234

Supplemental balance sheet information related to leases was as follows:

		As of	As of
		March 31,	December 31,
Leases	Classification	2021	2020
Assets:		(In thousands)
Operating lease assets	Operating right-of-use asset, net of accumulated amortization (1)	$241,328	$258,610
Finance lease assets	Property and equipment, net of accumulated depreciation (2)	28,357	25,771
Total leased assets		$269,685	$284,381

Liabilities:
Current
Operating	Operating lease liability, current	$46,239	$48,338
Finance	Finance lease liability, current	9,389	9,062
Noncurrent
Operating	Operating lease liability, noncurrent	214,456	229,905
Finance	Finance lease liability, noncurrent	19,933	17,856
Total lease liabilities		$290,017	$305,161
____________________________________
(1)Operating lease assets are recorded net of accumulated amortization of $65.2 million and $57.1 million as of March 31, 2021 and December 31, 2020, respectively.
(2)Finance lease assets are recorded net of accumulated depreciation of $17.7 million and $15.0 million as of March 31, 2021 and December 31, 2020, respectively.
Supplemental cash flow and other information related to leases was as follows:

	Three Months Ended March 31,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:	(In thousands)
Operating cash flows from operating leases	$14,691	$9,953
Operating cash flows from finance leases (interest)	$263	$198
Financing cash flows from finance leases	$2,748	$1,881

Weighted average remaining lease term (in years):
Operating leases	5.9	5.8
Finance leases	3.4	2.9

Weighted average discount rate:
Operating leases	4.8%	5.7%
Finance leases	3.7%	5.3%

Maturities of lease liabilities were as follows:

	As of March 31, 2021
	Operating Leases	Finance Leases
Year Ended December 31,	(In thousands)
2021 (remaining nine months)	$42,698	$7,911
2022	57,060	8,987
2023	48,937	8,240
2024	44,373	4,999
2025	32,167	547
Thereafter	75,304	518
Total lease payments	300,539	31,202
Less: imputed interest	(39,844)	(1,880)
Total lease obligations	260,695	29,322
Less: current obligations	(46,239)	(9,389)
Long-term lease obligations	$214,456	$19,933
As of March 31, 2021, the Company had an additional operating lease obligation totaling $11.0 million for a lease that will commence in the first quarter of 2023 with a lease term of 6.2 years. As of March 31, 2021, the Company had no additional finance leases with future commencement dates.
6. Business Combinations
ValueFirst Digital Media Private Limited
On March 12, 2021, the Company acquired ValueFirst Digital Media Private Limited (“ValueFirst”) for a purchase price of $70.2 million paid in cash. ValueFirst is an enterprise communications platform in India.
The acquisition was accounted for as a business combination and the preliminary purchase price was allocated to the net tangible and intangible assets as follows:

Total
(In thousands)
Net tangible assets	$9,756
Intangible assets (1)	30,300
Deferred tax liability	(6,179)
Goodwill	36,356
Total preliminary purchase price	$70,233
____________________________________
(1) Identifiable intangible assets were comprised of the following:

	Total	Estimated life
	(In thousands)	(In years)
Developed technology	$6,700	7
Customer relationships	11,200	7
Carrier relationships	7,700	5
Trademark and trade name	4,700	5
Total intangible assets acquired	$30,300

The acquired entity's results of operations were included in the Company's condensed consolidated financial statements from the date of the acquisition. Pro forma results of operations for this acquisition are not presented as the financial impact to the Company's consolidated financial statements is not material.
As of March 31, 2021, the areas not yet finalized due to information that may become available subsequent to the filing of this Quarterly Report on Form 10-Q and may result in changes in the values recorded at March 31, 2021, relate to the purchase price, valuation of acquired intangible assets, contingencies and income and other taxes.
During the three months ended March 31, 2021, the Company incurred $1.3 million of costs related to this acquisition, which were expensed as incurred and recorded in general and administrative expenses in the accompanying condensed consolidated statement of operations.
7. Goodwill and Intangible Assets
Goodwill
The Goodwill balance as of March 31, 2021 and December 31, 2020, was as follows:

Total
(In thousands)
Balance as of December 31, 2020	$4,595,394
Goodwill additions and adjustments	39,783
Balance as of March 31, 2021	$4,635,177
Intangible assets
Intangible assets consisted of the following:

	As of March 31, 2021
	Gross	Accumulated Amortization	Net
Amortizable intangible assets:	(In thousands)
Developed technology	$731,311	$(139,293)	$592,018
Customer relationships	390,564	(74,466)	316,098
Supplier relationships	12,071	(3,461)	8,610
Trade names	30,268	(9,252)	21,016
Order backlog	10,000	(4,167)	5,833
Patent	3,503	(409)	3,094
Total amortizable intangible assets	1,177,717	(231,048)	946,669
Non-amortizable intangible assets:
Telecommunication licenses	4,920	—	4,920
Trademarks and other	295	—	295
Total	$1,182,932	$(231,048)	$951,884

	As of December 31, 2020
	Gross	Accumulated Amortization	Net
Amortizable intangible assets:	(In thousands)
Developed technology	$724,599	$(113,282)	$611,317
Customer relationships	379,344	(59,574)	319,770
Supplier relationships	4,356	(3,044)	1,312
Trade name	25,560	(7,921)	17,639
Order backlog	10,000	(1,667)	8,333
Patent	3,360	(373)	2,987
Total amortizable intangible assets	1,147,219	(185,861)	961,358
Non-amortizable intangible assets:
Telecommunication licenses	4,920	—	4,920
Trademarks and other	295	—	295
Total	$1,152,434	$(185,861)	$966,573
Amortization expense was $45.2 million and $20.3 million for the three months ended March 31, 2021 and 2020, respectively.
Total estimated future amortization expense is as follows:

As of March 31, 2021
Year Ended December 31,	(In thousands)
2021 (remaining nine months)	$136,983
2022	172,264
2023	168,954
2024	163,380
2025	161,067
Thereafter	144,021
Total	$946,669

8. Accrued Expenses and Other Liabilities
Accrued expenses and other current liabilities consisted of the following:

	As of	As of
	March 31,	December 31,
	2021	2020
	(In thousands)
Accrued payroll and related	$55,713	$54,683
Accrued bonus and commission	18,582	25,341
Accrued cost of revenue	88,882	80,620
Sales and other taxes payable	51,069	48,390
ESPP contributions	16,202	6,272
Finance lease liability, current	9,389	9,062
Accrued other expense	53,821	28,527
Total accrued expenses and other current liabilities	$293,658	$252,895

Other long-term liabilities consisted of the following:

	As of	As of
	March 31,	December 31,
	2021	2020
	(In thousands)
Deferred tax liability	$19,031	$13,684
Acquisition holdback	8,751	8,800
Accrued other expenses	14,842	14,149
Total other long-term liabilities	$42,624	$36,633

9. Notes Payable
Long-term debt consisted of the following:

	As of	As of
	March 31,	December 31,
	2021	2020
	(In thousands)
2029 Senior Notes (1)
Principal	$500,000	$—
Unamortized discount	(6,209)	—
Unamortized issuance costs	(1,213)	—
Net carrying amount	492,578	—
2031 Senior Notes (1)
Principal	500,000	—
Unamortized discount	(6,219)	—
Unamortized issuance costs	(1,216)	—
Net carrying amount	492,565	—
Convertible Senior Notes (2)
Principal	261,570	343,702
Unamortized discount	(26,455)	(38,406)
Unamortized issuance costs	(2,210)	(3,228)
Net carrying amount	232,905	302,068
Total long-term debt	$1,218,048	$302,068

(1) 2029 and 2031 Senior Notes
In March 2021, the Company issued $1.0 billion aggregate principal amount of senior notes, consisting of $500.0 million principal amount of 3.625% notes due 2029 (the “2029 Notes”) and $500.0 million principal amount of 3.875% notes due 2031 (the “2031 Notes,” and together with the 2029 Notes, the “Notes”). Initially, none of the Company's subsidiaries guaranteed the Notes. However, under certain circumstances in the future the Notes can be guaranteed by each of the Company's material domestic subsidiaries. The 2029 Notes and 2031 Notes will mature on March 15, 2029, and March 15, 2031, respectively. Interest payments are payable semi-annually in arrears on March 15 and September 15 of each year, commencing on September 15, 2021.
The aggregate net proceeds from offering of the Notes were approximately $985.1 million, after deducting underwriting discounts and issuance costs, paid and payable by the Company. The issuance costs of $2.4 million will be amortized into interest expense using the effective interest method over the term of the Notes.

The Company may voluntarily redeem the 2029 Notes, in whole or in part, under the following circumstances:
(1)at any time prior to March 15, 2024 with the net cash proceeds received by the Company from an equity offering at a redemption price equal to 103.625% of the principal amount, provided the aggregate principal amount of all such redemptions does not exceed 40% of the original aggregate principal amount of the 2029 Notes. Such redemption shall occur within 180 days after the closing of an equity offering and at least 50% of the then-outstanding aggregate principal amount of the 2029 Notes shall remain outstanding, unless all 2029 Notes are redeemed concurrently;
(2)at any time prior to March 15, 2024 at 100% of the principal amount, plus a “make-whole” premium;
(3)at any time on or after March 15, 2024 at a prepayment price equal to 101.813% of the principal amount;
(4)at any time on or after March 15, 2025 at a prepayment price equal to 100.906% of the principal amount; and
(5)at any time on or after March 15, 2026 at a prepayment price equal to 100.000% of the principal amount;
in each case, the redemption will include the accrued and unpaid interest, as applicable.
The Company may voluntarily redeem the 2031 Notes, in whole or in part, under the following circumstances:
(1)at any time prior to March 15, 2024 with the net cash proceeds received by the Company from an equity offering at a redemption price equal to 103.875% of the principal amount, provided the aggregate principal amount of all such redemptions does not to exceed 40% of the original aggregate principal amount of the 2031 Notes. Such redemption shall occur within 180 days after the closing of an equity offering and at least 50% of the then-outstanding aggregate principal amount of the 2031 Notes shall remain outstanding, unless all 2031 Notes are redeemed concurrently;
(2)at any time prior to March 15, 2026 at 100% of the principal amount, plus a “make-whole” premium;
(3)at any time on or after March 15, 2026 at a prepayment price equal to 101.938% of the principal amount;
(4)at any time on or after March 15, 2027 at a prepayment price equal to 101.292% of the principal amount;
(5)at any time on or after March 15, 2028 at a prepayment price equal to 100.646% of the principal amount; and
(6)at any time on or after March 15, 2029 at a prepayment price equal to 100.000% of the principal amount;
in each case, the redemption will include accrued and unpaid interest, as applicable.
The Notes are unsecured obligations and will rank senior in right of payment to any of the Company’s indebtedness that is expressly subordinated in right of payment to the Notes that the Company may incur in the future and equal in right of payment with the Company’s existing and future liabilities that are not subordinated.
In certain circumstances involving a change of control event, the Company will be required to make an offer to repurchase all, or, at the holder's option, any part, of each holder's notes of that series at 101% of the aggregate principal amount, plus accrued and unpaid interest, as applicable.
The indenture governing the Notes (the “Indenture”) contains covenants limiting the Company's ability and the ability of its subsidiaries to: (i) create liens on certain assets to secure debt; (ii) grant a subsidiary guarantee of certain debt without also providing a guarantee of the Notes; and (iii) consolidate or merge with or into, or sell or otherwise dispose of all or substantially all of its assets to another person. These covenants are subject to a number of limitations and exceptions. Certain of these covenants will not apply during any period in which the Notes are rated investment grade by either Moody's Investors Service, Inc. or Standard & Poor's Ratings Services.

For the three months ended March 31, 2021, the interest expense recognized related to the 2029 Notes and 2031 Notes was as follows:

	2029 Notes	2031 Notes
	(In thousands)
Contractual interest expense	$1,120	$1,197
Amortization of debt discount and issuance costs	49	37
Total interest expense	$1,169	$1,234
As of March 31, 2021, the Company was in compliance with all of its financial covenants under the Indenture.
(2) Convertible Senior Notes and Capped Call Transactions
In May 2018, the Company issued $550.0 million aggregate principal amount of 0.25% convertible senior notes due 2023 in a private placement, including $75.0 million aggregate principal amount of such Notes pursuant to the exercise in full of the over-allotment options of the initial purchasers (collectively, the “Convertible Notes”). The interest on the Convertible Notes is payable semi-annually in arrears on June 1 and December 1 of each year, beginning on December 1, 2018.
The Convertible Notes may bear special interest under specified circumstances relating to the Company’s failure to comply with its reporting obligations under the indenture relating to the issuance of Convertible Notes (the “Convertible Notes Indenture”) or if the Convertible Notes are not freely tradeable as required by the Convertible Notes Indenture. The Convertible Notes will mature on June 1, 2023, unless earlier repurchased or redeemed by the Company or converted pursuant to their terms. The total net proceeds from the debt offering, after deducting initial purchaser discounts and debt issuance costs paid by us were approximately $537.0 million.
Each $1,000 principal amount of the Convertible Notes is initially convertible into 14.104 shares of the Company’s Class A common stock par value $0.001, which is equivalent to an initial conversion price of approximately $70.90 per share. The conversion rate is subject to adjustment upon the occurrence of certain specified events but will not be adjusted for any accrued and unpaid special interest. In addition, upon the occurrence of a make-whole fundamental change, as defined in the Convertible Notes Indenture, the Company will, in certain circumstances, increase the conversion rate by a number of additional shares for a holder that elects to convert its Convertible Notes in connection with such make-whole fundamental change or during the relevant redemption period.
Prior to the close of business on the business day immediately preceding March 1, 2023, the Convertible Notes may be convertible at the option of the holders only under the following circumstances:
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
(2)    during the five business days period after any five consecutive trading day period in which, for each trading day of that period, the trading price per $1,000 principal amount of Convertible Notes for such trading day was less than 98% of the product of the last reported sale price of the Class A common stock and the conversion rate on each such trading day;
(3)    upon the Company’s notice that it is redeeming any or all of the Convertible Notes; or
(4)    upon the occurrence of specified corporate events.
On or after March 1, 2023, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders of the Convertible Notes may, at their option, convert all or a portion of their Convertible Notes regardless of the foregoing conditions.
Upon conversion, the Company may pay or deliver, as the case may be, cash, shares of Class A common stock, or a combination of cash and shares of Class A common stock, at the Company’s election. It is the Company’s current intent to settle the principal amount of the Convertible Notes in shares of Class A common stock if a conversion were to occur.

During the three months ended March 31, 2021, the conditional conversion feature of the Convertible Notes was triggered as the last reported sale price of the Company's Class A common stock was more than or equal to 130% of the conversion price for at least 20 trading days (whether or not consecutive) in the period of 30 consecutive trading days ending on March 31, 2021 (the last trading day of the calendar quarter), and therefore the Convertible Notes are currently convertible, in whole or in part, at the option of the holders between April 1, 2021 through June 30, 2021. Whether the Convertible Notes will be convertible following such period will depend on the continued satisfaction of this condition or another conversion condition in the future. The Company continues to classify the Convertible Notes as a long-term liability in its condensed consolidated balance sheet as of March 31, 2021, based on contractual settlement provisions. The Company may redeem the Convertible Notes, in whole or in part, at its option, on or after June 1, 2021 but before the 35th scheduled trading day before the maturity date, at a cash redemption price equal to 100% of the principal amount of the Convertible Notes to be redeemed, plus accrued and unpaid interest, if any, if the last reported sale price of the Class A common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading days ending on, and including, the trading day immediately before the date the redemption notices were sent; and the trading day immediately before such notices were sent.
No sinking fund is provided for the Convertible Notes. Upon the occurrence of a fundamental change (as defined in the Convertible Notes Indenture) prior to the maturity date, holders may require the Company to repurchase all or a portion of the Convertible Notes for cash at a price equal to 100% of the principal amount of the Convertible Notes to be repurchased, plus any accrued and unpaid interest to, but excluding, the fundamental change repurchase date.
The Convertible Notes are senior unsecured obligations and will rank senior in right of payment to any of the Company’s indebtedness that is expressly subordinated in right of payment to the Convertible Notes; equal in right of payment with the Company’s existing and future liabilities that are not so subordinated; effectively subordinated to any of the Company’s secured indebtedness to the extent of the value of the assets securing such indebtedness; and structurally junior to all indebtedness and other liabilities (including trade payables) of current or future subsidiaries of the Company.
The foregoing description is qualified in its entirety by reference to the text of the Convertible Notes Indenture and the form of 0.25% convertible senior notes due 2023, which were filed as exhibits to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 and are incorporated herein by reference.
In accounting for the issuance of the Convertible Notes, the Company separated the Convertible Notes into liability and equity components. The carrying amount of the liability component was calculated by measuring the fair value of a similar debt instrument that does not have an associated convertible feature. The carrying amount of the equity component representing the conversion option was $119.4 million and was determined by deducting the fair value of the liability component from the par value of the Convertible Notes. The equity component is not remeasured as long as it continues to meet the conditions for equity classification. The excess of the principal amount of the liability component over its carrying amount, or the debt discount, is amortized to interest expense at an annual effective interest rate of 5.7% over the contractual terms of the Convertible Notes.
In accounting for the transaction costs related to the Convertible Notes, the Company allocated the total amount incurred to the liability and equity components of the Convertible Notes based on the proportion of the proceeds allocated to the debt and equity components. Issuance costs attributable to the liability component were approximately $10.2 million, were recorded as an additional debt discount and are amortized to interest expense using the effective interest method over the contractual terms of the Convertible Notes. Issuance costs attributable to the equity component were netted with the equity component in stockholders’ equity.
In the three months ended March 31, 2021, the Company converted $82.1 million aggregate principal amount of the Convertible Notes by issuing 1,158,381 shares of its Class A common stock. Of the $422.7 million total value of these transactions, $342.7 million and $80.1 million were allocated to the equity and liability components, respectively, utilizing an effective interest rate to determine the fair value of the liability component. The selected interest rate reflects the Company's incremental borrowing rate, adjusted for the Company's credit standing on nonconvertible debt with similar maturity. The extinguishment of these Convertible Notes resulted in a $7.6 million loss that is included in other expenses, net, in the accompanying condensed consolidated statement of operations.

The net carrying amount of the equity component of the Convertible Notes was as follows:

	As of	As of
	March 31,	December 31,
	2021	2020
	(In thousands)
Proceeds allocated to the conversion options (debt discount)	$56,801	$74,636
Issuance costs	(2,819)	(2,819)
Net carrying amount	$53,982	$71,817
The following table sets forth the interest expense recognized related to the Convertible Notes:

	Three Months Ended March 31,
	2021	2020
	(In thousands)
Contractual interest expense	$170	$344
Amortization of debt issuance costs	259	484
Amortization of debt discount	3,028	5,694
Total interest expense	$3,457	$6,522
In connection with the offering of the Convertible Notes, the Company entered into privately negotiated capped call transactions with certain counterparties (the “capped calls”). The capped calls each have an initial strike price of approximately $70.90 per share, subject to certain adjustments, which corresponds to the initial conversion price of the Convertible Notes. The capped calls have initial cap prices of $105.04 per share, subject to certain adjustments. The capped calls cover, subject to anti-dilution adjustments, approximately 7,757,200 shares of Class A common stock. The capped calls are generally intended to reduce or offset the potential dilution to the Class A common stock upon any conversion of the Convertible Notes with such reduction or offset, as the case may be, subject to a cap based on the cap price. The capped calls expire on the earlier of (i) the last day on which any convertible securities remain outstanding and (ii) June 1, 2023, subject to earlier exercise. The capped calls are subject to either adjustment or termination upon the occurrence of specified extraordinary events affecting the Company, including a merger event, a tender offer, and a nationalization, insolvency or delisting involving the Company. In addition, the capped calls are subject to certain specified additional disruption events that may give rise to a termination of the capped calls, including changes in law, insolvency filings, and hedging disruptions. The capped call transactions are recorded in stockholders’ equity and are not accounted for as derivatives. The net cost of $58.5 million incurred to purchase the capped call transactions was recorded as a reduction to additional paid-in capital in the accompanying condensed consolidated balance sheets.
10. Supplemental Balance Sheet Information
A roll‑forward of the Company’s reserves is as follows:
(a)Allowance for doubtful accounts:

	Three Months Ended March 31,
	2021	2020
	(In thousands)
Balance, beginning of period	$12,046	$6,287
Additions	3,381	4,261
Write-offs	(2,036)	(1,463)
Balance, end of period	$13,391	$9,085

Percentage of revenue	2%	2%

(b)Customer credit reserve:

	Three Months Ended March 31,
	2021	2020
	(In thousands)
Balance, beginning of period	$16,783	$6,784
Additions	15,466	8,174
Deductions against reserve	(14,998)	(5,271)
Balance, end of period	$17,251	$9,687

Percentage of revenue	3%	3%

11. Revenue by Geographic Area
Revenue by geographic area is based on the IP address or the mailing address at the time of registration. The following table sets forth revenue by geographic area:

	Three Months Ended March 31,
	2021	2020
Revenue by geographic area:	(In thousands)
United States	$421,531	$261,813
International	168,457	103,055
Total	$589,988	$364,868

Percentage of revenue by geographic area:
United States	71%	72%
International	29%	28%
Long-lived assets outside of the United States were not significant.
12. Commitments and Contingencies

(a)Lease and Other Commitments
The Company entered into various non-cancelable operating lease agreements for its facilities with remaining lease terms from less than one year to eight years. See Note 5 to these condensed consolidated financial statements for additional detail on the Company's operating and finance lease commitments.
Additionally, the Company has noncancellable contractual commitments with its cloud infrastructure provider, network service providers and other vendors. In the three months ended March 31, 2021, the Company entered into several such agreements with terms up to three years for a total purchase commitment of $426.9 million.
In February 2021, the Company entered into a Framework Agreement with Syniverse Corporation (“Syniverse”) and Carlyle Partners V Holdings, L.P. (“Carlyle”) (the “Framework Agreement”), pursuant to which Syniverse will issue to the Company shares of Syniverse common stock in consideration for an investment by the Company of up to $750.0 million. In connection with the closing of the investment, the Company and Syniverse will enter into a wholesale agreement, in which Syniverse will process, route and deliver application-to-person messages originating and/or terminating between the Company's customers and mobile network operators. The investment is expected to result in the Company holding a significant minority equity ownership position in Syniverse, subject to certain adjustments based on the terms of the final agreement. This proposed transaction closing is subject to consummation of certain other transactions by Syniverse, as defined in the Framework Agreement, and other customary closing conditions, including regulatory approvals. The closing is expected to occur before the end of 2021. As of March 31, 2021, the Company has deferred $3.3 million of costs related to this proposed transaction that are recorded in prepaid expenses and other current assets in the accompanying condensed consolidated balance sheet.

(b)Legal Matters
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
As of March 31, 2021 and December 31, 2020, no amounts were accrued related to any outstanding indemnification agreements.
(d)Other Taxes
The Company conducts operations in many tax jurisdictions within and outside the United States. In many of these jurisdictions, non-income-based taxes, such as sales, use, telecommunications, and other local taxes are assessed on the Company’s operations. Prior to March 2017, the Company had not billed nor collected these taxes from its customers and, in accordance with U.S. GAAP, recorded a provision for its tax exposure in these jurisdictions when it was both probable that a liability had been incurred and the amount of the exposure could be reasonably estimated. These estimates included several key assumptions including, but not limited to, the taxability of the Company’s services, the jurisdictions in which its management believes it had nexus, and the sourcing of revenues to those jurisdictions. Starting in March 2017, the Company began collecting these taxes from customers in certain jurisdictions and since then has expanded to collect taxes in most jurisdictions where the Company operates. The Company is also in discussions with certain jurisdictions regarding its prior sales and other taxes, if any, that it may owe. In the event any of these jurisdictions disagrees with management’s assumptions and analysis, the assessment of the Company's tax exposure could differ materially from management's current estimates. For example, one jurisdiction has assessed the Company for $38.8 million in taxes, including interest and penalties, which exceeded the $11.5 million the Company had accrued for the period covered by this assessment. The Company believes that this assessment is incorrect and has disputed it, paid the full amount as required by law, and is seeking a refund or settlement. The payment made in excess of the accrued amount is reflected as a deposit in the Company's accompanying condensed consolidated balance sheets. If a reasonable settlement cannot be reached in the near future, the Company will challenge the jurisdiction’s assessment in court. However, litigation is uncertain and a ruling against the Company may adversely affect its financial position and results of operation.
As of March 31, 2021 and December 31, 2020, the liability recorded for these taxes was $26.6 million and $25.6 million, respectively.

13. Stockholders’ Equity
Preferred Stock
As of March 31, 2021 and December 31, 2020, the Company had authorized 100,000,000 shares of preferred stock, par value $0.001, of which no shares were issued and outstanding.
Common Stock
As of March 31, 2021 and December 31, 2020, the Company had authorized 1,000,000,000 shares of Class A common stock and 100,000,000 shares of Class B common stock, each par value $0.001 per share. As of March 31, 2021, 160,588,258 shares of Class A common stock and 10,343,302 shares of Class B common stock were issued and outstanding. As of December 31, 2020, 153,496,222 shares of Class A common stock and 10,551,302 shares of Class B common stock were issued and outstanding. Holders of Class A and Class B common stock are entitled to one vote per share and 10 votes per share, respectively, and the shares of Class A common stock and Class B common stock are identical, except for voting and conversion rights.
The Company had reserved shares of common stock for issuance as follows:

	As of	As of
	March 31,	December 31,
	2021	2020
Stock options issued and outstanding	5,216,385	5,625,735
Unvested restricted stock units issued and outstanding	6,758,222	7,523,882
Class A common stock reserved for Twilio.org	685,163	707,265
Stock-based awards available for grant under 2016 Plan	26,871,942	18,942,205
Stock-based awards available for grant under 2016 ESPP	6,581,756	4,941,281
Class A common stock reserved for the convertible senior notes	6,411,350	7,569,731
Total	52,524,818	45,310,099
Public Equity Offerings
In February 2021, the Company completed public equity offerings in which it sold 4,312,500 shares of its Class A common stock at a public offering price of $409.60 per share. The Company received total proceeds of $1.8 billion, net of offering expenses paid and payable by the Company.
14. Stock-Based Compensation
The Company's 2016 Stock Option and Incentive Plan (the “2016 Plan”) provides for granting stock options, restricted stock units ("RSU"), restricted stock awards (“RSA”), stock appreciation rights, unrestricted stock awards, performance share awards, dividend equivalent rights and cash-based awards to its employees, directors and consultants. Certain of the Company's outstanding equity awards were granted under equity incentive plans that are no longer active but continue to govern the outstanding equity awards granted thereunder.
The Company also offers an Employee Stock Purchase Plan ("ESPP") to eligible employees. The ESPP provides for separate six-month offering periods beginning in May and November of each year.
On January 1, 2021, the shares available for grant under the 2016 Plan and ESPP were automatically increased by 8,202,376 shares and 1,640,475 shares, respectively.

Stock-options and restricted stock units and awards activity under the Company's equity incentive plans was as follows:
Stock Options

	Number of options outstanding	Weighted- average exercise price (Per share)	Weighted- average remaining contractual term (In years)	Aggregate intrinsic value (In thousands)
Outstanding options as of December 31, 2020	5,070,735	$51.71	6.85	$1,454,222
Granted	108,429	378.11
Exercised	(459,379)	25.17
Forfeited and canceled	(58,400)	62.63
Outstanding options as of March 31, 2021	4,661,385	$61.78	6.67	$1,304,466
Options vested and exercisable as of March 31, 2021	2,609,089	$26.89	5.35	$818,926

	Three Months Ended March 31,
	2021	2020
	(In thousands, except per share amounts)
Aggregate intrinsic value of stock options exercised (1)	$165,559	$68,359
Total estimated grant date fair value of options vested	$31,979	$23,335
Weighted-average grant date fair value per share of options granted	$205.36	$60.47
____________________________________
(1) Aggregate intrinsic value represents the difference between the fair value of the Company’s Class A common stock as reported on the New York Stock Exchange and the exercise price of outstanding “in-the-money” options.
Additionally, as of March 31, 2021, the Company had outstanding 555,000 shares of performance-based stock options with a weighted average exercise price of $31.72, of which 543,437 were vested and exercisable. All performance conditions have been met.
Restricted Stock Units and Awards

	Number of awards outstanding	Weighted- average grant date fair value (Per share)	Aggregate intrinsic value (In thousands)
Unvested RSUs as of December 31, 2020	7,523,882	$131.76	$2,542,858
Granted	314,291	389.26
Vested	(919,022)	84.12
Forfeited and canceled	(160,929)	124.66
Unvested RSUs as of March 31, 2021	6,758,222	$150.39	$2,302,932
Additionally, as of March 31, 2021, the Company granted 24,697 shares of RSAs with a weighted average grant date fair value of $359.80 per share and aggregate intrinsic value of $8.9 million.
As of March 31, 2021, the Company had 258,554 shares of its Class A common stock in escrow that are subject to future vesting over a period of 2.5 years with a weighted average grant date fair value of $273.38 per share and aggregate intrinsic value of $88.1 million.

As of March 31, 2021, total unrecognized compensation cost was as follows:

	Unrecognized Compensation Cost	Weighted-average remaining period
	(In thousands)	(In years)
Unvested stock options	$225,119	2.4
Unvested restricted stock units and awards	923,508	2.9
Class A shares in escrow subject to future vesting	58,889	2.5
ESPP	2,119	0.1
Total	$1,209,635
Valuation Assumptions
The fair value of employee stock options was estimated on the date of grant using the following assumptions in the Black-Scholes option pricing model:

	Three Months Ended March 31,
Employee Stock Options:	2021	2020
Fair value of common stock	$377.6 - $409.2	$117.9 - $126.7
Expected term (in years)	6.08	6.08
Expected volatility	58.3% - 58.4%	51.9%
Risk-free interest rate	0.8% - 1.0%	1.3% - 1.4%
Dividend rate	—%	—%
Stock-Based Compensation Expense
The Company recorded total stock-based compensation expense as follows:

	Three Months Ended March 31,
	2021	2020
	(In thousands)
Cost of revenue	$2,717	$1,837
Research and development	56,959	33,209
Sales and marketing	41,636	19,943
General and administrative	35,843	14,036
Total	$137,155	$69,025

15. Net Loss Per Share Attributable to Common Stockholders
Basic and diluted net loss per common share is presented in conformity with the two-class method required for participating securities and is described in detail in the Company's Annual Report.

The following table sets forth the calculation of basic and diluted net loss per share attributable to common stockholders during the periods presented:

	Three Months Ended March 31,
	2021	2020
Net loss attributable to common stockholders (in thousands)	$(206,542)	$(94,791)
Weighted-average shares used to compute net loss per share attributable to common stockholders, basic and diluted	167,160,458	139,231,594
Net loss per share attributable to common stockholders, basic and diluted	$(1.24)	$(0.68)
The following outstanding shares of common stock equivalents were excluded from the calculation of the diluted net loss per share attributable to common stockholders because their effect would have been anti-dilutive:

	As of March 31,
	2021	2020
Stock options issued and outstanding	5,216,385	7,492,970
Restricted stock units issued and outstanding	6,758,222	8,039,823
Class A common stock reserved for Twilio.org	685,163	773,571
Class A common stock committed under 2016 ESPP	101,030	212,028
Convertible senior notes (1)	3,689,177	2,747,996
Class A common stock in escrow	75,612	—
Class A common stock in escrow and restricted stock awards subject to future vesting	289,618	—
Total	16,815,207	19,266,388
____________________________________
(1) Since, effective with the fourth quarter 2020, the Company expects to settle the principal amount of its outstanding convertible senior notes in shares of the Company's Class A common stock, as of March 31, 2021, the Company used the if-converted method for calculating any potential dilutive effect of the debt settlement on diluted net income per share, if applicable. Prior to the fourth quarter 2020, the Company expected to settle the principal amount of its outstanding convertible senior notes in cash and any excess in shares of the Company's Class A common stock. Hence, as of March 31, 2020, the Company used the treasury stock method for calculating any potential dilutive effect of the conversion spread on diluted net income per share, if applicable. The conversion spread has a dilutive impact on diluted net income per share of Class A common stock when the average market price of the Company's Class A common stock for a given period exceeds the conversion price of $70.90 per share for the Convertible Notes. The conversion spread is calculated using the average market price of Class A common stock during the period, consistent with the treasury stock method.
16. Income Taxes
The Company computes its provision for interim periods by applying an estimated annual effective tax rate to anticipated annual pretax income or loss. The estimated annual effective tax rate is applied to the Company's year to date income or loss, and is adjusted for discrete items recorded in the period. The Company recorded an income tax provision of $0.9 million and $1.0 million for the three months ended March 31, 2021 and 2020, respectively.
The provision for income taxes recorded in the three months ended March 31, 2021 and 2020 consists primarily of income taxes and withholding taxes in foreign jurisdictions in which the Company conducts business, partially offset by an income tax benefit from the reversal of U.S. deferred tax liabilities related to acquired intangibles from prior year business combinations. The primary difference between the effective tax rate and the federal statutory rate is the full valuation allowance the Company established on the federal, state, and certain foreign net operating losses and credits. The Company continues to maintain a full valuation allowance against its U.S. federal and state net deferred tax assets.

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
Overview
We are the leader in the cloud communications platform category. We enable developers to build, scale and operate real‑time customer engagement within their software applications.
We offer a customer engagement platform with software designed to address specific use cases like account security and contact centers, and a set of Application Programming Interfaces (“APIs”) that handles the higher level communication logic needed for nearly every type of customer engagement. These APIs are focused on the business challenges that a developer is looking to address, allowing our customers to more quickly and easily build better ways to engage with their customers throughout their journey. We also offer a set of APIs that enable developers to embed voice, messaging, video and email capabilities into their applications, and are designed to support almost all the fundamental ways humans communicate, unlocking innovators to address just about any communication market. The Super Network is our software layer that allows our customers’ software to communicate with connected devices globally. It interconnects with communications networks and inbox service providers around the world and continually analyzes data to optimize the quality and cost of communications that flow through our platform. The Super Network also contains a set of APIs giving our customers access to more foundational components of our platform, like phone numbers.
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
We also supplement our self‑service model with a sales effort aimed at engaging larger potential customers and existing customers through a direct sales approach. To help increase our awareness in the enterprise, we have expanded our marketing efforts through programs like our Twilio Engage roadshow, where we seek to bring business leaders and developers together to discuss the future of customer engagement. We have developed products to support this effort as well, like the Twilio Enterprise Plan, which provides capabilities for advanced security, access management and granular administration. Our sales organization targets technical leaders and business leaders who are seeking to leverage software to drive competitive differentiation. As we educate these leaders on the benefits of developing applications incorporating our products to differentiate their business, they often consult with their developers regarding implementation. We believe that developers are often advocates for our products as a result of our developer‑focused approach. Our sales organization includes sales development, inside sales, field sales and sales engineering personnel.

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
We have achieved significant growth in recent periods. In the three months ended March 31, 2021 and 2020, our revenue was $590.0 million and $364.9 million, respectively, and our net loss was $206.5 million and $94.8 million, respectively. In the three months ended March 31, 2021 and 2020, our 10 largest Active Customer Accounts generated an aggregate of 12% and 15% of our total revenue, respectively.
Investment in Syniverse Corporation
In February 2021, we entered into a Framework Agreement with Syniverse Corporation (“Syniverse”) and Carlyle Partners V Holdings, L.P. (“Carlyle”) (the “Framework Agreement”), pursuant to which Syniverse will issue to us shares of Syniverse common stock in consideration for an investment by us of up to $750.0 million. In connection with the closing of the investment, we and Syniverse will enter into a wholesale agreement, in which Syniverse will process, route and deliver application-to-person messages originating and/or terminating between our customers and mobile network operators. The investment is expected to result in us holding a significant minority equity ownership position in Syniverse, subject to certain adjustments based on the terms of the final agreement. This proposed transaction closing is subject to consummation of certain other transactions by Syniverse, as defined in the Framework Agreement, and other customary closing conditions, including regulatory approvals. The closing is expected to occur before the end of 2021.
Acquisition of ValueFirst Digital Media Private Limited
On March 12, 2021, we acquired ValueFirst Digital Media Private Limited, an enterprise communications platform in India, for a purchase price of $70.2 million paid in cash. Refer to Note 6 of our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further details related to this acquisition.

Public Equity Offering
In February 2021, we completed a public equity offering in which we sold 4,312,500 shares of our Class A common stock at a public offering price of $409.60 per share. We received aggregate proceeds of $1.8 billion after deducting offering expenses paid and payable by us.
Issuance of 2029 and 2031 Senior Notes
In March 2021, we issued and sold $1.0 billion aggregate principal amount of senior notes, consisting of $500.0 million principal amount of 3.625% notes due 2029 (the “2029 Notes”) and $500.0 million principal amount of 3.875% notes due 2031 (the “2031 Notes,” and together with the 2029 Notes, the “Notes”). The net proceeds from the debt offering of the Notes were approximately $985.1 million, after deducting underwriting discounts and issuance costs paid and payable by us. Refer to Note 9 of our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further details related to these transactions.
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
The broader implications of COVID-19 on our results of operations and overall financial performance remain uncertain. The COVID-19 pandemic and its adverse effects have been prevalent in the locations where we, our customers, suppliers or third-party business partners conduct business. In the three months ended March 31, 2021, we experienced stable or increased usage in industries most impacted by COVID-19, including travel, hospitality, and ridesharing, among others. We acknowledge that there may be additional impacts to the economy and our business as a result of COVID-19. We expect that there may be some volatility in customer demand and buying habits as the pandemic continues, and we may experience constrained supply or curtailed customer demand that could materially and adversely impact our business, results of operations and financial performance in future periods. Specifically, we may experience impact from delayed sales cycles, including customers and prospective customers delaying contract signing or contract renewals, or reducing budgets or minimum commitments related to the products and services that we offer and changes to consumer behavior that may affect customers who use our products and service for confirmations, notifications, and other use cases. While we are continuing our recruiting efforts, it is possible that the pace of our hiring may slow during the COVID-19 pandemic. See the risk factor titled “The global COVID-19 pandemic may adversely impact our business, results of operations and financial performance” in Part II, Item 1A, “Risk Factors” of this Quarterly Report on Form 10-Q for further discussion of the possible impact of the COVID-19 pandemic on our business, financial condition and results of operations.
Key Business Metrics

	Three Months Ended March 31,
	2021	2020
Number of Active Customer Accounts (as of end date of period) (1)	235,000	190,000
Total Revenue (in thousands) (1)	$589,988	$364,868
Total Revenue Growth Rate (1)	62%	57%
Dollar-Based Net Expansion Rate (2)	133%	143%
____________________
(1) Includes the contributions from our ValueFirst business, acquired March 12, 2021, and Twilio Segment business, acquired November 2, 2020.

(2) Revenue from ValueFirst and Twilio Segment will not impact this calculation until the one-year anniversary of the acquisition.

Number of Active Customer Accounts. We believe that the number of Active Customer Accounts is an important indicator of the growth of our business, the market acceptance of our platform and future revenue trends. We define an Active Customer Account at the end of any period as an individual account, as identified by a unique account identifier, for which we have recognized at least $5 of revenue in the last month of the period. We believe that use of our platform by customers at or above the $5 per month threshold is a stronger indicator of potential future engagement than trial usage of our platform or usage at levels below $5 per month. In the three months ended March 31, 2021 and 2020, revenue from Active Customer Accounts represented over 99% of total revenue in each period. A single organization may constitute multiple unique Active Customer Accounts if it has multiple account identifiers, each of which is treated as a separate Active Customer Account.
Dollar‑Based Net Expansion Rate. Our ability to drive growth and generate incremental revenue depends, in part, on our ability to maintain and grow our relationships with existing Active Customer Accounts and to increase their use of the platform. An important way in which we have historically tracked performance in this area is by measuring the Dollar-Based Net Expansion Rate for Active Customer Accounts. Our Dollar-Based Net Expansion Rate increases when such Active Customer Accounts increase their usage of a product, extend their usage of a product to new applications or adopt a new product. Our Dollar-Based Net Expansion Rate decreases when such Active Customer Accounts cease or reduce their usage of a product or when we lower usage prices on a product. As our customers grow their businesses and extend the use of our platform, they sometimes create multiple customer accounts with us for operational or other reasons. As such, when we identify a significant customer organization (defined as a single customer organization generating more than 1% of revenue in a quarterly reporting period) that has created a new Active Customer Account, this new Active Customer Account is tied to, and revenue from this new Active Customer Account is included with, the original Active Customer Account for the purposes of calculating this metric. We believe that measuring Dollar-Based Net Expansion Rate provides a more meaningful indication of the performance of our efforts to increase revenue from existing customers.
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
Key Components of Statements of Operations
Revenue. We derive our revenue primarily from usage‑based fees earned from customers using the software products within our Solutions APIs and Channel APIs. These usage‑based software products include offerings, such as Programmable Voice, Programmable Messaging and Programmable Video. Some examples of the usage‑based fees for which we charge include minutes of call duration activity for our Programmable Voice products, number of text messages sent or received using our Programmable Messaging products and number of authentications for our Account Security products. In the three months ended March 31, 2021 and 2020, we generated 71% and 74% of our revenue, respectively, from usage‑based fees. We also earn monthly flat fees from certain fee‑based products, such as our Email API, Marketing Campaigns, Flex seats, telephone numbers, short codes and customer support.
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
Provision for Income Taxes. Our income tax provision or benefit for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items occurring in the quarter. The primary difference between our effective tax rate and the federal statutory rate relates to the full valuation allowance the Company established on the federal, state, and certain foreign net operating losses and credits.

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
Non‑GAAP Gross Profit and Non‑GAAP Gross Margin. For the periods presented, we define non‑GAAP gross profit and non‑GAAP gross margin as GAAP gross profit and GAAP gross margin, respectively, adjusted to exclude, as applicable, certain expenses as presented in the table below:

	Three Months Ended March 31,
	2021	2020
Reconciliation:	(In thousands)
Gross profit	$298,304	$193,535
Non-GAAP adjustments:
Stock-based compensation	2,717	1,837
Amortization of acquired intangibles	26,342	12,381
Non-GAAP gross profit	$327,363	$207,753
Non-GAAP gross margin	55%	57%
Non‑GAAP Operating Expenses. For the periods presented, we define non‑GAAP operating expenses (including categories of operating expenses) as GAAP operating expenses (and categories of operating expenses) adjusted to exclude, as applicable, certain expenses as presented in the table below:

	Three Months Ended March 31,
	2021	2020
Reconciliation:	(In thousands)
Operating expenses	$495,643	$286,231
Non-GAAP adjustments:
Stock-based compensation	(134,438)	(67,188)
Amortization of acquired intangibles	(18,809)	(7,911)
Acquisition-related expenses	(2,764)	(302)
Charitable contributions	(9,405)	(2,701)
Payroll taxes related to stock-based compensation	(20,171)	(6,453)
Non-GAAP operating expenses	$310,056	$201,676

Non‑GAAP Income from Operations and Non‑GAAP Operating Margin. For the periods presented, we define non‑GAAP income from operations and non‑GAAP operating margin as GAAP loss from operations and GAAP operating margin, respectively, adjusted to exclude, as applicable, certain expenses as presented in the table below:

	Three Months Ended March 31,
	2021	2020
Reconciliation:	(In thousands)
Loss from operations	$(197,339)	$(92,696)
Non-GAAP adjustments:
Stock-based compensation	137,155	69,025
Amortization of acquired intangibles	45,151	20,292
Acquisition-related expenses	2,764	302
Charitable contributions	9,405	2,701
Payroll taxes related to stock-based compensation	20,171	6,453
Non-GAAP income from operations	$17,307	$6,077
Non-GAAP operating margin	3%	2%

Results of Operations
The following tables set forth our results of operations for the periods presented and as a percentage of our total revenue for those periods. The period-to-period comparison of our historical results are not necessarily indicative of the results that may be expected in the future.

	Three Months Ended March 31,
	2021	2020
Condensed Consolidated Statements of Operations Data:	(In thousands)
Revenue	$589,988	$364,868
Cost of revenue (1) (2)	291,684	171,333
Gross profit	298,304	193,535
Operating expenses:
Research and development (1) (2)	174,800	114,339
Sales and marketing (1) (2)	210,590	116,722
General and administrative (1) (2)	110,253	55,170
Total operating expenses	495,643	286,231
Loss from operations	(197,339)	(92,696)
Other expenses, net	(8,313)	(1,118)
Loss before provision for income taxes	(205,652)	(93,814)
Provision for income taxes	(890)	(977)
Net loss attributable to common stockholders	$(206,542)	$(94,791)
____________________________________
(1) Includes stock-based compensation expense as follows:

	Three Months Ended March 31,
	2021	2020
	(In thousands)
Cost of revenue	$2,717	$1,837
Research and development	56,959	33,209
Sales and marketing	41,636	19,943
General and administrative	35,843	14,036
Total	$137,155	$69,025
____________________________________
(2) Includes amortization of acquired intangibles as follows:

	Three Months Ended March 31,
	2021	2020
	(In thousands)
Cost of revenue	$26,342	$12,381
Sales and marketing	18,694	7,864
General and administrative	115	47
Total	$45,151	$20,292

	Three Months Ended March 31,
	2021	2020
Condensed Consolidated Statements of Operations, as a percentage of revenue: **
Revenue	100%	100%
Cost of revenue	49	47
Gross profit	51	53
Operating expenses:
Research and development	30	31
Sales and marketing	36	32
General and administrative	19	15
Total operating expenses	84	78
Loss from operations	(33)	(25)
Other expenses, net	(1)	*
Loss before provision for income taxes	(35)	(26)
Provision for income taxes	*	*
Net loss attributable to common stockholders	(35%)	(26%)
____________________________________
* Less than 0.5% of revenue.
** Columns may not add up to 100% due to rounding.
Comparison of the Three Months Ended March 31, 2021 and 2020
Revenue

	Three Months Ended March 31,
	2021	2020	Change
	(Dollars in thousands)
Total Revenue	$589,988	$364,868	$225,120	62%
In the three months ended March 31, 2021, total revenue increased by $225.1 million, or 62%, compared to the same period last year. This increase was primarily attributable to an increase in the usage of our products, particularly our Programmable Messaging products and Programmable Voice products, the adoption of additional products by our existing customers, and revenue contribution from the acquisition of our Twilio Segment business. The change in usage was reflected in our Dollar‑Based Net Expansion Rate of 133% for the three months ended March 31, 2021. The increase in usage was also attributable to a 24% increase in the number of Active Customer Accounts, from 190,000 as of March 31, 2020, to over 235,000 as of March 31, 2021, which was also positively impacted by the customer accounts added through our acquisition of the Twilio Segment businesses.
In the three months ended March 31, 2021, U.S. revenue and international revenue represented $421.5 million or 71%, and $168.5 million, or 29%, respectively, of total revenue. In the three months ended March 31, 2020, U.S. revenue and international revenue represented $261.8 million, or 72%, and $103.1 million, or 28%, respectively, of total revenue. The increase in international revenue was attributable to the growth in usage of our products, particularly our Programmable Messaging products and Programmable Voice products, by our existing international Active Customer Accounts; a 23% increase in the number of international Active Customer Accounts driven in part by our focus on expanding our sales to customers outside of the United States; and revenue contribution from the acquisition of our Twilio Segment business.

Cost of Revenue and Gross Margin

	Three Months Ended March 31,
	2021	2020	Change
	(Dollars in thousands)
Cost of revenue	$291,684	$171,333	$120,351	70%
Gross margin	51%	53%
In the three months ended March 31, 2021, cost of revenue increased by $120.4 million, or 70%, compared to the same period last year. The increase in cost of revenue was primarily attributable to a $84.7 million increase in network service providers’ costs and a $13.8 million increase in cloud infrastructure fees, both to support the growth in usage of our products. The increase was also due to a $14.0 million increase in the amortization expense of intangible assets that we acquired through business combinations.
In the three months ended March 31, 2021, gross margin percentage declined compared to the same period last year. This decline was primarily driven by a re-acceleration in growth of our messaging business, an increase in amortization expense related to acquired intangible assets, the impact of an increasing mix of international product usage and an increase in network service provider fees in certain geographies. These declines were partially offset by the impact of the acquisition of the Twilio Segment business and certain operational improvements.
Operating Expenses

	Three Months Ended March 31,
	2021	2020	Change
	(Dollars in thousands)
Research and development	$174,800	$114,339	$60,461	53%
Sales and marketing	210,590	116,722	93,868	80%
General and administrative	110,253	55,170	55,083	100%
Total operating expenses	$495,643	$286,231	$209,412	73%
In the three months ended March 31, 2021, research and development expenses increased by $60.5 million, or 53%, compared to the same period last year. The increase was primarily attributable to a $52.6 million increase in personnel costs, net of a $3.0 million increase in capitalized software development costs, largely as a result of a 54% average increase in our research and development headcount, as we continued to focus on enhancing our existing products, introducing new products as well as enhancing product management and other technical functions. The increase was also due to a $3.1 million increase in our cloud infrastructure fees related to staging and development of our products. In addition, the three months ended March 31, 2021 included research and development expenses and the impact of growth in the headcount, from our acquired Twilio Segment business on November 2, 2020.
In the three months ended March 31, 2021, sales and marketing expenses increased by $93.9 million, or 80%, compared to the same period last year. The increase was primarily attributable to a $65.3 million increase in personnel costs, largely as a result of an 85% average increase in sales and marketing headcount, as we continued to expand our sales efforts in the United States and abroad. The increase was also due to a $10.8 million increase related to the amortization of acquired intangible assets and a $6.4 million increase in advertising expenses. In addition, the three months ended March 31, 2021 included sales and marketing expenses and the impact of growth in the headcount from our acquired Twilio Segment business on November 2, 2020.
In the three months ended March 31, 2021, general and administrative expenses increased by $55.1 million, or 100%, compared to the same period last year. The increase was primarily attributable to a $34.7 million increase in personnel costs, largely as a result of a 76% average increase in general and administrative headcount, to support the growth of our business domestically and internationally. The increase was also due to a $6.7 million increase in charitable contributions and a $2.5 million increase in professional service fees related to our acquisitions of other businesses. Additionally, certain of our taxes increased by $1.5 million primarily in foreign jurisdictions and our professional services fees increased by $2.1 million. Further, the three months ended March 31, 2021 included general and administrative expenses and the impact of growth in the headcount from our acquired Twilio Segment business on November 2, 2020.

Liquidity and Capital Resources
Our principal sources of liquidity have been (i) the net proceeds of $979.0 million, $1.4 billion and $1.8 billion, net of underwriting discounts and offering expenses paid by us, from our public equity offerings in June 2019, August 2020 and February 2021, respectively; (ii) the net proceeds of approximately $537.0 million, after deducting purchaser discounts and debt issuance costs paid by us, from issuance of our Convertible Notes in May 2018; (iii) the aggregate net proceeds of approximately $985.1 million, after deducting purchaser discounts and debt issuance costs paid or payable by us, from issuance of our 2029 Notes and 2031 Notes in March 2021; and (iv) the payments received from customers using our products.
We believe that our cash, cash equivalents and marketable securities balances, as well as the cash flows generated by our operations will be sufficient to satisfy our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. However, our belief may prove to be incorrect, and we could utilize our available financial resources sooner than we currently expect. Our future capital requirements and the adequacy of available funds will depend on many factors, including those set forth in Part II, Item 1A, “Risk Factors.” We may be required to seek additional equity or debt financing in order to meet these future capital requirements. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us, or at all. If we are unable to raise additional capital when desired, our business, results of operations and financial condition would be adversely affected. Additionally, cash from operations could also be affected by various risks and uncertainties in connection with the COVID-19 pandemic, including timing and ability to collect payments from our customers and other risks detailed in Part II, Item 1A, “Risk Factors.”
Cash Flows
The following table summarizes our cash flows:

	Three Months Ended March 31,
	2021	2020
	(In thousands)
Cash provided by operating activities	$4,505	$15,535
Cash (used in) provided by investing activities	(1,366,021)	71,645
Cash provided by financing activities	2,759,449	4,603
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(44)	—
Net increase in cash, cash equivalents and restricted cash	$1,397,889	$91,783
Cash Flows from Operating Activities
In the three months ended March 31, 2021, cash provided by operating activities consisted primarily of our net loss of $206.5 million adjusted for non-cash items, including $137.2 million of stock-based compensation expense, $59.6 million of depreciation and amortization expense, $9.4 million of donated common stock, $7.6 million loss on extinguishment of our Convertible Notes, $3.4 million amortization of the debt discount and issuance costs related primarily to our Convertible Notes, $11.7 million of non-cash reduction to our operating right-of-use asset, $5.6 million amortization of deferred commissions, a $2.0 million increase in our allowance for credit losses, and $32.7 million of cumulative changes in operating assets and liabilities. With respect to changes in operating assets and liabilities, accounts receivable and prepaid expenses increased $24.3 million primarily due to the timing of cash receipts from certain of our larger customers, pre-payments for cloud infrastructure fees and certain operating expenses. Accounts payable and other current liabilities increased $18.0 million primarily due to increases in transaction volumes. Operating lease liability decreased $12.1 million due to payments made against our operating lease obligations. Other long-term assets increased $15.2 million primarily due to an increase in the sales commissions balances related to the growth of our business.

In the three months ended March 31, 2020, cash provided by operating activities consisted primarily of our net loss of $94.8 million adjusted for non-cash items, including $69.0 million of stock-based compensation expense, $32.2 million of depreciation and amortization expense, $8.0 million of reduction to our operating right-of-use asset, $6.2 million in amortization of debt discount and issuance costs, a $4.2 million increase in allowance for credit losses and $16.2 million of cumulative changes in operating assets and liabilities. With respect to changes in operating assets and liabilities, accounts receivable and prepaid expenses increased $31.3 million primarily due to the timing of cash receipts from our customers, pre-payments for cloud infrastructure fees and certain operating expenses. Accounts payable and other current liabilities increased $24.0 million primarily due to increases in transaction volumes. Our operating right-of-use liability decreased $7.0 million due to payments made against our operating lease obligations. Our long-term assets increased $5.8 million primarily due to an increase in the deferred sales commissions balances related to the growth of our business.
Cash Flows from Investing Activities
In the three months ended March 31, 2021, cash used in investing activities was $1.4 billion primarily consisting of $1.3 billion of purchases of marketable securities and other investments, net of maturities and sales, $66.9 million of net cash paid to acquire other businesses as described in Note 6 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, $10.4 million related to capitalized software development costs and $5.0 million related to purchases of long-lived assets.
In the three months ended March 31, 2020, cash provided by investing activities was $71.6 million primarily consisting of $89.0 million of maturities and sales of marketable securities and other investments, net of purchases, $8.6 million related to capitalized software development costs and $6.3 million related to purchases of long-lived assets.
Cash Flows from Financing Activities
In the three months ended March 31, 2021, cash provided by financing activities was $2.8 billion primarily consisting of $1.8 billion in net proceeds from our public equity offering, as described in Note 13 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, $987.4 million in net proceeds from the issuance of our 2029 Notes and 2031 Notes, as described in Note 9 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, and $11.6 million in proceeds from stock options exercised by our employees. This was offset by $2.8 million in principal payments on finance leases and $2.8 million related to the value of equity awards withheld to settle tax liabilities.
In the three months ended March 31, 2020, cash provided by financing activities was $4.6 million primarily consisting of $8.2 million in proceeds from stock options exercised by our employees. This was offset by $2.0 million in principal payments on financing leases and $1.7 million related to the value of equity awards withheld to settle tax liabilities.
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
There have been no changes to our critical accounting policies as described in our Annual Report on Form 10-K filed with the SEC on February 26, 2021.
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

Contractual Obligations and Other Commitments
Our principal commitments consist of obligations under our Convertible Notes, our 2029 Notes and 2031 Notes, our operating leases for office space and our contractual commitments to our cloud infrastructure and network service providers. In the three months ended March 31, 2021, we entered into several non-cancelable vendor agreements with terms up to three years for a total purchase commitment of $426.9 million.
Available Information
The following filings are available for download free of charge through our investor relations website after we file them with the Securities and Exchange Commission (“SEC”): Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and our Proxy Statement for our annual meeting of stockholders. Our investor relations website is located at http://investors.twilio.com. The SEC also maintains an Internet website that contains reports, proxy statements and other information about issuers, like us, that file electronically with the SEC. The address of that website is www.sec.gov.
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
Further corporate governance information, including our corporate governance guidelines and code of business conduct and ethics, is also available on our investor relations website under the heading “Corporate Governance.” The contents of our websites and the social media channels identified above are not intended to be incorporated by reference into this Quarterly Report on Form 10-Q or in any other report or document we file with the SEC, and any references to our websites are intended to be inactive textual references only.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
We are exposed to certain market risks in the ordinary course of our business, including sensitivities as follows:
Interest Rate Risk
We had cash and cash equivalents of $2.3 billion and marketable securities of $3.4 billion as of March 31, 2021. Cash and cash equivalents consist of bank deposits and money market funds. Marketable securities consist primarily of U.S. treasury securities and high credit quality corporate debt securities. The cash and cash equivalents and marketable securities are held for working capital purposes. Such interest‑earning instruments carry a degree of interest rate risk. To date, fluctuations in interest income have not been significant. The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. Due to the short‑term nature of our investments, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. A hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our unaudited condensed consolidated financial statements.
In May 2018, we issued $550.0 million aggregate principal amount of Convertible Notes, of which $288.4 million was redeemed as of March 31, 2021. The fair market value of the Convertible Notes is affected by our stock price. The fair value of the Convertible Notes will generally increase as our common stock price increases and will generally decrease as our common stock price declines in value. In addition, the fair market value of the Convertible Notes is exposed to interest rate risk. Generally, the fair market value of our fixed interest rate Convertible Notes will increase as interest rates fall and decrease as interest rates rise. Additionally, on our balance sheet we carry the Convertible Notes at face value less unamortized discount and debt issuance cost, and we present the fair value for required disclosure purposes only.
In March 2021, we issued and sold $1.0 billion aggregate principal amount of our 2029 Notes and 2031 Notes carrying fixed interest rates of 3.625% and 3.875%, respectively.

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
Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2021, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
(b)    Changes in Internal Control
There were no changes in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15 (d) and 15d-15 (d) of the Exchange Act that occurred during the quarter ended March 31, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
Refer to Note 12(b) of our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for a description of our current material legal proceedings.
Item 1A. Risk Factors
A description of the risks and uncertainties associated with our business is set forth below. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Quarterly Report on Form 10-Q, including Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q. The risks and uncertainties described below may not be the only ones we face. If any of the risks actually occur, our business, financial condition, results of operations and prospects could be materially and adversely affected. In that event, the market price of our Class A common stock could decline.
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

Changes to consumer behavior may also affect customers who use our products and services for confirmations, notifications, and related use cases. For example, certain industries such as travel, hospitality, and ridesharing were initially more impacted by COVID-19 than others, and have recovered at varying rates. It has been and, until the COVID-19 pandemic is contained, will continue to be more difficult for us to forecast usage levels and predict revenue trends.
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
We have experienced substantial growth in our business since inception. For example, our headcount has grown from 3,060 employees on March 31, 2020 to 5,482 employees on March 31, 2021. We have moved to a virtual on-boarding process since the imposition of COVID-19 restrictions on certain business activities. In addition, we are rapidly expanding our international operations. Our international headcount grew from 815 employees as of March 31, 2020 to 1,907 employees as of March 31, 2021. We expect to continue to expand our international operations in the future. We have also experienced significant growth in the number of customers, usage and amount of data that our platform and associated infrastructure support. This growth has placed and may continue to place significant demands on our corporate culture, operational infrastructure and management, particularly in light of virtual on-boarding and limited connectivity.
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
•changes in laws, industry standards, regulations or regulatory enforcement in the United States or internationally, such as the invalidation of the EU-U.S. Privacy Shield by the Court of Justice of the European Union, the implementation and enforcement of new global privacy laws, such as the General Data Protection Regulation (“GDPR”), the California Consumer Privacy Act of 2018 (“CCPA”) and Brazil's General Data Protection Law (Lei Geral de Proteção de Dados Pessoais) (Law No. 13,709/2018), and the adoption of SHAKEN/STIR and other robocalling prevention and anti-spam standards, all of which increase compliance costs;
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
The promotion of our brand also requires us to make substantial expenditures, and we anticipate that these expenditures will increase as our market becomes more competitive and as we expand into new markets. To the extent that these activities increase revenue, this revenue still may not be enough to offset the increased expenses we incur. In addition, due to restrictions on travel and in-person meetings as a result of the on-going COVID-19 pandemic, we have limited ability to host in-person events, which have been a significant source of our customer pipeline in prior years. It is likely that we will have a mix of virtual and in-person customer, employee or industry events in the near future and overall a smaller number of in-person events than we hosted prior to the COVID-19 pandemic. We have typically relied on marketing and promotional events such as SIGNAL and in-person meetings to facilitate customer sign-ups and generate leads for potential customers, and we cannot predict how long or the extent to which the COVID-19 pandemic may continue to constrain our marketing, promotional and sales activities. If we do not successfully maintain and enhance our brand, then our business may not grow, we may see our pricing power reduced relative to competitors and we may lose customers, all of which would adversely affect our business, results of operations and financial condition.

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

Subsequent interpretive guidance from the European Data Protection Board on July 24, 2020 extended the Court of Justice's guidance regarding the use of Standard Contractual Clauses as a transfer safeguard to the use of Binding Corporate Rules, which serve as Twilio's primary mechanism to legitimize data transfers from the EEA to other jurisdictions, including the U.S. Because our primary data processing facilities are in the U.S., we may experience hesitancy, reluctance, or refusal by European or multinational customers to continue to use our services due to the potential risk posed to such customers as a result of the Court of Justice ruling and subsequent interpretive guidance from the European Data Protection Board. We and our customers are at risk of enforcement actions taken by an EU data protection authority until such point in time that we are able to ensure that all data transfers to us from the EEA are legitimized. Similarly, the Swiss data protection authority determined the Swiss-U.S. Privacy Shield was no longer sufficient for the U.S. to be deemed adequate as a data transfer party and also raised questions about the viability of the Standard Contractual Clauses as a mechanism for transferring personal information out of Switzerland. Israel, which had allowed transfers of Israeli personal information to the U.S. based on the EU-U.S. Privacy Shield, has also declared that it is no longer a valid basis for transfer of personal information from Israel to the U.S. If we are unable to implement a valid solution for personal information transfers to the United States or other countries, we will face increased exposure to regulatory actions, substantial fines, and injunctions against processing or transferring personal information from Europe, and we may be required to increase our data processing capabilities in Europe and other countries at significant expense. Inability to transfer personal information from Europe or other countries has decreased and may continue to decrease demand for our products and services if affected customers seek alternatives that do not involve such transfers.
Regulation of privacy, data protection and data security has also become more stringent in the United States. For example, the California Consumer Privacy Act (“CCPA”), which took effect on January 1, 2020, gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. The CCPA may increase our compliance costs and potential liability. Some observers have noted that the CCPA could mark the beginning of a trend toward more stringent state privacy, data protection, and data security legislation in the U.S., which could increase our potential liability and adversely affect our business. The CCPA will be expanded substantially on January 1, 2023, when the California Privacy Rights Act of 2020 (“CPRA”) becomes fully operative. The CPRA will, among other things, give California residents the ability to limit use of certain sensitive personal information, further restrict the use of cross-contextual advertising, establish restrictions on the retention of personal information, expand the types of data breaches subject to the CCPA’s private right of action, provide for increased penalties for CPRA violations concerning California residents under the age of 16, and establish a new California Privacy Protection Agency to implement and enforce the new law.
Further, as additional individual U.S. states pass privacy, data protection, and data security laws, these laws may place different obligations or limitations on the processing of personal information of individuals in those states, and it will become more complex to comply with these laws and our compliance costs and potential liability may increase. Virginia recently became the second state to enact comprehensive state privacy legislation, the Virginia Consumer Data Protection Act, which will become effective on January 1, 2023.
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
Jurisdictions outside of the United States and the EU are also passing more stringent privacy, data protection, and data security laws. For example, on July 8, 2019, Brazil enacted the General Data Protection Law (Lei Geral de Proteção de Dados Pessoais) (Law No. 13,709/2018) (“LGPD”), and on June 5, 2020, Japan passed amendments to its Act on the Protection of Personal Information (“APPI”). Both laws broadly regulate the processing of personal information in a manner comparable to the GDPR, and violators of the LGPD and APPI face substantial penalties.
We continue to see jurisdictions imposing data localization laws, which require personal information, or certain subcategories of personal information, to be stored in the jurisdiction of origin. These regulations may inhibit our ability to expand into those markets or prohibit us from continuing to offer services in those markets without significant additional costs.

In addition to our legal obligations, our contractual obligations relating to privacy, data protection and data security have become increasingly stringent due to changes in privacy, data protection and data security and the expansion of our service offerings. Certain privacy, data protection and data security laws, such as the GDPR and the CCPA, require our customers to impose specific contractual restrictions on their service providers. In addition, we have begun to support customer workloads that involve the processing of protected health information and are therefore required to sign business associate agreements (“BAAs”) with customers that subject us to the privacy and security requirements under the U.S. Health Insurance Portability and Accountability Act of 1996 and the U.S. Health Information Technology for Economic and Clinical Health Act as well as state laws that govern the privacy and security of health information.
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
Our ability to grow and generate incremental revenue depends, in part, on our ability to maintain and grow our relationships with existing customers (including any customers acquired in connection with our acquisitions) and to have them increase their usage of our platform. If our customers do not increase their use of our products, then our revenue may decline, and our results of operations may be harmed. Customers are charged based on the usage of our products. Most of our customers do not have long-term contractual financial commitments to us and, therefore, most of our customers may reduce or cease their use of our products at any time without penalty or termination charges. Customers may terminate or reduce their use of our products for any number of reasons, including if they are not satisfied with our products, introduction of new competing products by competitors, the value proposition of our products or our ability to meet their needs and expectations. For example, on February 26, 2021, a critical feature enablement service on our platform became overloaded, which resulted in connection issues across multiple products in our cloud communications platform that affected our customers for a limited number of hours. The service disruption had a widespread impact on our customers’ ability to use several of our products. We are still monitoring the impact and we expect to incur certain costs associated with offering credits to our affected customers, but we do not expect the overall impact to be material to our business. We may also ultimately lose or see reduced utilization of our products by one or more customers as a result of the outage. To protect our system from similar disruptions in the near term, we have significantly increased our server capacity and added additional caching layers to accommodate usage spikes. We also intend to undertake longer term improvements to mitigate against future service disruptions, but there can be no guarantee that these actions or improvements will be effective in preventing or reducing such service disruptions.
We cannot accurately predict customers’ usage levels, and the loss of customers or reductions in their usage levels of our products may each have a negative impact on our business, results of operations and financial condition and may cause our Dollar-Based Net Expansion Rate to decline in the future if customers are not satisfied with our products, the value proposition of our products or our ability to meet their needs and expectations. If a significant number of customers cease using, or reduce their usage of our products, then we may be required to spend significantly more on sales and marketing than we currently plan to spend in order to maintain or increase revenue from customers. Such additional sales and marketing expenditures could adversely affect our business, results of operations and financial condition.

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
Our ability to attract new customers and increase revenue from existing customers depends in part on our ability to enhance and improve our existing products, increase adoption and usage of our products and introduce new products. The success of any enhancements or new products depends on several factors, including timely completion, adequate quality testing, actual performance quality, market-accepted pricing levels and overall market acceptance. Enhancements and new products that we develop may not be introduced in a timely or cost-effective manner, may contain errors or defects, may require reworking features and capabilities, may have interoperability difficulties with our platform or other products or may not achieve the broad market acceptance necessary to generate significant revenue. Furthermore, our ability to increase the usage of our products depends, in part, on the development of new use cases for our products, which is typically driven by our developer community and may be outside of our control. We also have invested, and may continue to invest, in the acquisition of complementary businesses, technologies, services, products and other assets that expand the products that we can offer our customers. We may make these investments without being certain that they will result in products or enhancements that will be accepted by existing or prospective customers. Our ability to generate usage of additional products by our customers may also require increasingly sophisticated and more costly sales efforts and result in a longer sales cycle. In addition, adoption of new products or enhancements may put additional strain on our customer support team, which could require us to make additional expenditures related to further hiring and training. If we are unable to successfully enhance our existing products to meet evolving customer requirements, increase adoption and usage of our products, develop new products, or if our efforts to increase the usage of our products are more expensive than we expect, then our business, results of operations and financial condition would be adversely affected.
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
Moreover, as we expand the scope of our products, we may face additional competition. If one or more of our competitors were to merge or partner with another of our competitors, the change in the competitive landscape could also adversely affect our ability to compete effectively. For example, Sinch AB offered to acquire Inteliquent in February 2021. In addition, some of our competitors have lower list prices than us, which may be attractive to certain customers even if those products have different or lesser functionality. If we are unable to maintain our current pricing due to competitive pressures, our margins will be reduced and our business, results of operations and financial condition would be adversely affected. In addition, pricing pressures and increased competition generally could result in reduced revenue, reduced margins, increased losses or the failure of our products to achieve or maintain widespread market acceptance, any of which could harm our business, results of operations and financial condition.
We have a history of losses and we are uncertain about our future profitability.
We have incurred net losses in each year since our inception, including net losses of $206.5 million, $491.0 million and $307.1 million in the three months ended March 31, 2021 and the years ended December 31, 2020 and 2019, respectively. We had an accumulated deficit of $1.4 billion as of March 31, 2021. We expect to continue to expend substantial financial and other resources on, among other things:
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
At times, network service providers have instituted additional fees due to regulatory, competitive or other industry related changes that increase our network costs. For example, in early 2020, a major U.S. mobile carrier introduced a new Application to Person (A2P) SMS service offering that adds a new fee for A2P SMS messages delivered to its subscribers, and other U.S. mobile carriers have added or are in the process of adding similar fees. While we have historically responded to these types of fee increases through a combination of further negotiating efforts with our network service providers, absorbing the increased costs or changing our prices to customers, there is no guarantee that we will continue to be able to do so in the future without a material negative impact to our business. In the case of these new carriers A2P SMS fees, after a short phase-in period where we absorbed the fees, we began on May 1, 2021 to pass these fees directly through to our customers who are sending SMS messages to these carriers' subscribers. We expect that this will increase our revenue and cost of revenue, but will not impact the gross profit dollars received for sending these messages. However, mathematically this will have a negative impact on our gross margins. Additionally, our ability to respond to any new fees may be constrained if all network service providers in a particular market impose equivalent fee structures, if the magnitude of the fees is disproportionately large when compared to the underlying prices paid by our customers, or if the market conditions limit our ability to increase the price we charge our customers.
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
Further, we sometimes access network services through intermediaries who have direct access to network service providers. Although we are in the process of securing direct connections with network service providers in many countries, we expect that we will continue to rely on intermediaries for these services. These intermediaries sometimes have offerings that directly compete with our products and may stop providing services to us on a cost-effective basis. If a significant portion of these intermediaries stop providing services or stop providing services on a cost-effective basis, our business could be adversely affected.
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
In the three months ended March 31, 2021 and the years ended December 31, 2020 and 2019, we derived 29%, 27% and 29% of our revenue, respectively, from customer accounts located outside the United States. The future success of our business will depend, in part, on our ability to expand our customer base worldwide. While we have been rapidly expanding our sales efforts internationally, our experience in selling our products outside of the United States is limited. Furthermore, our developer-first business model may not be successful or have the same traction outside the United States. As a result, our investment in marketing our products to these potential customers may not be successful. If we are unable to increase the revenue that we derive from international customers, then our business, results of operations and financial condition may be adversely affected.
We are continuing to expand our international operations, which exposes us to significant risks.
We are continuing to expand our international operations to increase our revenue from customers outside of the United States as part of our growth strategy. Between March 31, 2020 and March 31, 2021, our international headcount grew from 815 employees to 1,907 employees. We expect to open additional international offices and hire employees to work at these offices in order to reach new customers and gain access to additional technical talent. Operating in international markets requires significant resources and management attention and will subject us to regulatory, economic and political risks in addition to those we already face in the United States. Because of our limited experience with international operations or with developing and managing sales in international markets, our international expansion efforts may not be successful.
In addition, we will face risks in doing business internationally that could adversely affect our business, including:
•exposure to political developments in the United Kingdom ("U.K."), including the departure of the U.K. from the European Union (“EU”) (“Brexit”), which has created an uncertain political and economic environment, instability for businesses, volatility in global financial markets and the value of foreign currencies, all of which could disrupt trade, the sale of our services and the mobility of our employees and contractors between the U.K., EU and other jurisdictions. Any long–term impact from Brexit on our business and operations will depend, in part, on the outcome of the U.K.'s continuing negotiations on a number of matters not definitively addressed in the UK-EU Trade and Cooperation Agreement and may require us to expend significant time and expense to make adjustments to our business and operations;
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
Our international operations are subject to country-specific governmental regulation and related actions that have increased and will continue to increase our costs or impact our products and platform or prevent us from offering or providing our products in certain countries. Moreover, the regulation of communications platform-as-a-service (“CPaaS”) companies like us is continuing to evolve internationally and many existing regulations may not fully contemplate the CPaaS business model or how they fit into the communications regulatory framework. As a result, interpretation and enforcement of regulations often involve significant uncertainties. In many countries, including those in the European Union, a number of our products or services are subject to licensing and communications regulatory requirements which increases the level of scrutiny and enforcement by regulators. Future legislative, regulatory or judicial actions impacting CPaaS services could also increase the cost and complexity of compliance and expose us to liability. For example, in some countries, some or all of the services we offer are not considered regulated telecommunications services, while in other countries they are subject to telecommunications regulations, including but not limited to payment into universal service funds, licensing fees, provision of emergency services, provision of information to support emergency services and number portability. Specifically, the Australian Communications and Media Authority recently issued a formal finding against several companies, including our Company, for failure to upload data into a centralized database for emergency services and, in the future, regulatory authorities in other jurisdictions in which we operate may also determine that we are a telecommunications company subject to similar regulations. Failure to comply with these regulations could result in our Company being issued remedial directions to undertake independent audits and implement effective systems, processes and practices to ensure compliance, significant fines or being prohibited from providing telecommunications services in a jurisdiction.
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
Our agreements with customers typically provide for service level commitments. If we suffer extended periods of downtime for our products or platform and we are unable to meet these commitments, then we are contractually obligated to provide a service credit, which is typically 10% of the customer’s amounts due for the month in question. For example, on February 26, 2021, a critical feature enablement service on our platform became overloaded, which resulted in connection issues across multiple products in our cloud communications platform that affected our customers for a limited number of hours. The service disruption had a widespread impact on our customers’ ability to use several of our products. We are still monitoring the impact and we expect to incur certain costs associated with offering credits to our affected customers, but we do not expect the overall impact to be material to our business. We may also ultimately lose or see reduced utilization of our products by one or more customers as a result of the outage. In addition, the performance and availability of AWS or other service providers, which provides our cloud infrastructures is outside of our control and, therefore, we are not in full control of whether we meet our service level commitments. As a result, our business, results of operations and financial condition could be adversely affected if we suffer unscheduled downtime that exceeds the service level commitments we have made to our customers. Any extended service outages could adversely affect our business and reputation and erode customer trust.
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
In the three months ended March 31, 2021 and the years ended December 31, 2020 and 2019, our 10 largest Active Customer Accounts generated an aggregate of 12%, 14% and 13% of our revenue, respectively. In the event that any of our large customers do not continue to use our products, use fewer of our products, or use our products in a more limited capacity, or not at all, our business, results of operations and financial condition could be adversely affected. Additionally, the usage of our products by customers that do not have long-term contracts with us may change between periods. Those with no long-term contract with us may reduce or fully terminate their usage of our products at any time without notice, penalty or termination charges, which may adversely impact our results of operations.
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
We may acquire or invest in companies, which may divert our management’s attention and result in debt or dilution to our stockholders. We may be unable to integrate acquired businesses and technologies successfully or achieve the expected benefits of such acquisitions or investments.
We actively evaluate and consider potential strategic transactions, including acquisitions of, or investments in, businesses, technologies, services, products and other assets in the future. For example, in November 2020, we acquired Segment for a total purchase price of $3.0 billion, of which $2.5 billion represented the value of our Class A common stock issued at closing. The estimated transaction value of $3.2 billion, as previously announced, includes certain shares of Class A common stock and assumed equity awards that are subject to future vesting. Accordingly, at closing, our stockholders incurred substantial dilution. Any future acquisitions or strategic transactions may result in additional dilution or require us to take on debt in order to finance any such transactions. For further risks related to the acquisition of Segment, please see below under “Risks Related to the Acquisition of Segment.” We also may enter into relationships with other businesses to expand our products and platform, which could involve preferred or exclusive licenses, additional channels of distribution, discount pricing or investments in other companies, such as our recent proposed investment of up to $750.0 million in Syniverse Corporation.

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
The Federal Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003, or the CAN-SPAM Act, establishes certain requirements for commercial email messages and transactional email messages and specifies penalties for the transmission of email messages that are intended to deceive the recipient as to source or content. Among other things, the CAN-SPAM Act, obligates the sender of commercial emails to provide recipients with the ability to “opt-out” of receiving future commercial emails from the sender. In addition, some states have passed laws regulating commercial email practices that are significantly more restrictive and difficult to comply with than the CAN-SPAM Act. For example, Utah and Michigan prohibit the sending of email messages that advertise products or services that minors are prohibited by law from purchasing (e.g., alcoholic beverages, tobacco products, illegal drugs) or that contain content harmful to minors (e.g., pornography) to email addresses listed on specified child protection registries. Some portions of these state laws may not be preempted by the CAN-SPAM Act. In addition, certain non-U.S. jurisdictions in which we operate have enacted laws regulating the sending of email that are more restrictive than U.S. laws. For example, some foreign laws prohibit sending broad categories of email unless the recipient has provided the sender advance consent to receipt of such email, or in other words has “opted-in” to receiving such email. If we were found to be in violation of the CAN-SPAM Act, applicable state laws governing email not preempted by the CAN-SPAM Act or foreign laws regulating the distribution of email, whether as a result of violations by our customers or our own acts or omissions, we could be required to pay large penalties, which would adversely affect our financial condition, significantly harm our business, injure our reputation and erode customer trust. The terms of any injunctions, judgments, consent decrees or settlement agreements entered into in connection with enforcement actions or investigations against our company in connection with any of the foregoing laws may also require us to change one or more aspects of the way we operate our business, which could impair our ability to attract and retain customers or could increase our operating costs.
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
Moreover, despite our ongoing and substantial efforts to limit such use, certain customers may use our platform to transmit unauthorized, offensive or illegal messages, calls, spam, phishing scams, and website links to harmful applications, reproduce and distribute copyrighted material or the trademarks of others without permission, and report inaccurate or fraudulent data or information. These issues also arise with respect to a portion of those users who use our platform on a free trial basis or upon initial use. These actions are in violation of our policies, in particular, our Acceptable Use Policy. However, our efforts to defeat spamming attacks, illegal robocalls and other fraudulent activity will not prevent all such attacks and activity. Such use of our platform could damage our reputation and we could face claims for damages, regulatory enforcement, copyright or trademark infringement, defamation, negligence, or fraud. Moreover, our customers’ and other users’ promotion of their products and services through our platform might not comply with federal, state, and foreign laws. We rely on contractual representations made to us by our customers that their use of our platform will comply with our policies and applicable law, including, without limitation, our email and messaging policies. Although we retain the right to verify that customers and other users are abiding by certain contractual terms, our Acceptable Use Policy and our email and messaging policies and, in certain circumstances, to review their email and distribution lists, our customers and other users are ultimately responsible for compliance with our policies, and we do not systematically audit our customers or other users to confirm compliance with our policies. We cannot predict whether our role in facilitating our customers’ or other users’ activities would expose us to liability under applicable law, or whether that possibility could become more likely if changes to current laws regulating content moderation, such as Section 230 of the Communications Decency Act are enacted. There have been various Congressional and executive efforts to eliminate or modify Section 230, which limits the liability of internet platforms for third-party content that is transmitted via those platforms and for good-faith moderation of offensive content. President Biden and many Members of Congress from both parties support reform or repeal of Section 230, so the possibility of Congressional action remains. In addition, a petition filed by the Trump administration with the Federal Communications Commission to adopt rules interpreting Section 230 remains before the Commission. If the FCC adopts rules, the scope of the protection offered by Section 230 could be narrowed considerably. The FCC has not released any document describing the rules that would be proposed and no date has been set for a vote on any such proposal. The Democratic Commissioners of the FCC have indicated that they are opposed to the petition and now control the agenda of the FCC. Even if claims asserted against us do not result in liability, we may incur substantial costs in investigating and defending such claims. If we are found liable for our customers’ or other users’ activities, we could be required to pay fines or penalties, redesign business methods or otherwise expend resources to remedy any damages caused by such actions and to avoid future liability.
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
The future success of our business depends upon the continued use of the Internet as a primary medium for commerce, communications and business applications. Federal, state or foreign government bodies or agencies have in the past adopted, and may in the future adopt, laws or regulations affecting the use of the Internet as a commercial medium. Changes in these laws or regulations could require us to modify our products and platform in order to comply with these changes. In addition, government agencies or private organizations have imposed and may impose additional taxes, fees or other charges for accessing the Internet or commerce conducted via the Internet. These laws or charges could limit the growth of Internet‑related commerce or communications generally or result in reductions in the demand for Internet‑based products and services such as our products and platform. In particular, the re-adoption of “network neutrality” rules in the United States, which President Biden supported during his campaign, could affect the services used by us and our customers. In addition, the use of the Internet as a business tool could be adversely affected due to delays in the development or adoption of new standards and protocols to handle increased demands of Internet activity, security, reliability, cost, ease‑of‑use, accessibility and quality of service. The performance of the Internet and its acceptance as a business tool has been adversely affected by “viruses,” “worms,” and similar malicious programs. If the use of the Internet is reduced as a result of these or other issues, then demand for our products could decline, which could adversely affect our business, results of operations and financial condition.

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
Our global operations subject us to potential liability under trade protection, anti-corruption, and other laws and regulations, including legal liability and reputational damage if we violate applicable U.S. economic trade sanctions or export controls regulations, and such violations could impair our ability to compete in international markets due to licensing requirements and could subject us to liability for compliance violations.
Certain of our products and services may be subject to these types of laws and regulations, including the U.S. Export Administration Regulations, U.S. Customs regulations, and various economic and trade sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Control. Exports of our products and the provision of our services must be made in compliance with these requirements. Although we take precautions to prevent our products from being provided in violation of such laws, we are aware of previous exports of certain of our products to a small number of persons and organizations that are the subject of U.S. sanctions or located in countries or regions subject to U.S. sanctions. If we fail to comply with these laws and regulations, we and certain of our employees could be subject to substantial civil or criminal penalties, including: the possible loss of export privileges; fines, which may be imposed on us and responsible employees or managers; and, in extreme cases, the incarceration of responsible employees or managers. Obtaining the necessary authorizations, including any required license, for a particular deployment may be time‑consuming, is not guaranteed and may result in the delay or loss of sales opportunities. In addition, changes in our products or services, or changes in applicable export or economic sanctions regulations may create delays in the introduction and deployment of our products and services in international markets, or, in some cases, prevent the export of our products or provision of our services to certain countries or end users. Any change in trade protection laws, policies, export, sanctions and other regulatory requirements affecting trade and investments, shift in the enforcement or scope of existing regulations, or change in the countries, governments, persons or technologies targeted by such regulations, could also result in decreased use of our products and services, or in our decreased ability to export our products or provide our services to existing or prospective customers with international operations. Any decreased use of our products and services or limitations on our ability to export our products and provide our services could adversely affect our business, results of operations and financial condition.
The Foreign Corrupt Practices Act and other anti-corruption laws and regulations prohibit corrupt payments by our employees and third parties acting on our behalf, and require that we maintain accurate books and records and adequate internal controls. While we have implemented a global compliance program designed to reduce the risk of violations, our employees or third parties acting on our behalf may fail to comply with applicable laws and regulations. Such violations could result in significant fines and penalties, criminal liability for us, our individual officers or employees, prohibitions on our ability to conduct business, and potential reputational damage.
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
Significant judgments and estimates are required in determining our provision for income taxes and other tax liabilities. Our tax expense may be impacted, for example, if tax laws change or are clarified to our detriment or if tax authorities successfully challenge the tax positions that we take, such as, for example, positions relating to the arms‑length pricing standards for our intercompany transactions and our indirect tax positions. In determining the adequacy of income taxes, we assess the likelihood of adverse outcomes that could result if our tax positions were challenged by the Internal Revenue Service (“IRS”), and other tax authorities. Should the IRS or other tax authorities assess additional taxes as a result of examinations, we may be required to record charges to operations that could adversely affect our results of operations and financial condition. We are currently in discussions with certain jurisdictions regarding potential sales taxes for prior periods that we may owe. We reserved $26.6 million on our March 31, 2021 balance sheet for these tax payments. The actual exposure could differ materially from our current estimates, and if the actual payments we make to any jurisdiction exceed the accrual in our balance sheet, our results of operations would be harmed. For example, one jurisdiction has assessed us for $38.8 million in taxes, including interest and penalties, which exceeded the $11.5 million we had accrued for that assessment. We believe this assessment is incorrect and have disputed it, paid the full amount as required by law, and are seeking a refund or settlement. The payment made in excess of the accrued amount will be reflected as a deposit on our balance sheet in future periods. If a reasonable settlement cannot be reached in the near future, we will challenge the jurisdiction’s assessment in court. However, litigation is uncertain and a ruling against us may adversely affect our financial position and results of operation. Many states are also pursuing legislative expansion of the scope of goods and services that are subject to sales and similar taxes as well as the circumstances in which a vendor of goods and services must collect such taxes. Following the U.S. Supreme Court decision in South Dakota v. Wayfair, Inc., states are now free to levy taxes on sales of goods and services based on an “economic nexus,” regardless of whether the seller has a physical presence in the state. Any additional fees and taxes levied on our services by any state may adversely impact our results of operations.
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
Changes in global and U.S. tax legislation may adversely affect our financial condition, operating results, and cash flows.
We are unable to predict what global or U.S. tax reforms may be proposed or enacted in the future or what effects such future changes would have on our business. Any such changes in tax legislation, regulations, policies or practices in the jurisdictions in which we operate could increase the estimated tax liability that we have expensed to date and paid or accrued on our balance sheet; affect our financial position, future operating results, cash flows, and effective tax rates where we have operations; reduce post-tax returns to our stockholders; and increase the complexity, burden, and cost of tax compliance. We are subject to potential changes in relevant tax, accounting, and other laws, regulations, and interpretations, including changes to tax laws applicable to corporate multinationals.
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
The governments of countries in which we operate and other governmental bodies could make unprecedented assertions about how taxation is determined in their jurisdictions that are contrary to the way in which we have interpreted and historically applied the rules and regulations in our tax returns filed in such jurisdictions. New laws could significantly increase our tax obligations in the countries in which we do business or require us to change the manner in which we operate our business. As a result of the large and expanding scale of our international business activities, many of these changes to the taxation of our activities could increase our worldwide effective tax rate and harm our financial position, operating results, and cash flows.
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
As our international operations expand, our exposure to the effects of fluctuations in currency exchange rates grows. For example, global political events, including Brexit, trade tariff developments and other geopolitical events have caused global economic uncertainty and variability in foreign currency exchange rates. While we have primarily transacted with customers and business partners in U.S. dollars, we have transacted with customers in the Australian dollar, the Brazilian real, the British pound, the Euro, and the Japanese yen. We expect to significantly expand the number of transactions with customers that are denominated in foreign currencies in the future as we continue to expand our business internationally. We also incur expenses for some of our network service provider costs outside of the United States in local currencies and for employee compensation and other operating expenses at our non‑U.S. locations in the local currency for such locations. Fluctuations in the exchange rates between the U.S. dollar and other currencies could result in an increase to the U.S. dollar equivalent of such expenses.
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
We intend to implement a program to hedge transactional exposures in foreign currencies and may use derivative instruments, such as foreign currency forward and option contracts, to hedge certain exposures to fluctuations in foreign currency exchange rates. The use of such hedging activities may not offset any or more than a portion of the adverse financial effects of unfavorable movements in foreign exchange rates over the limited time the hedges are in place. Moreover, the use of hedging instruments may introduce additional risks if we are unable to structure effective hedges with such instruments.
Our ability to use our net operating losses to offset future taxable income may be subject to certain limitations.
As of December 31, 2020, we had federal, state and foreign net operating loss carryforwards (“NOLs”), of $2.7 billion, $1.8 billion and $27.9 million, respectively. In the years ended December 31, 2020 and 2019, as a result of our Segment and SendGrid acquisitions, respectively, we assumed a $22.3 million and $56.2 million, respectively, deferred tax liability, as described in Note 6 to our consolidated financial statements included in our Annual Report on Form 10-K filed with the SEC on February 26, 2021. In general, under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), a corporation that undergoes an “ownership change” (generally defined as a greater than 50‑percentage‑point cumulative change (by value) in the equity ownership of certain stockholders over a rolling three‑year period) is subject to limitations on its ability to utilize its pre‑change NOLs to offset post‑change taxable income. Our existing NOLs may be subject to limitations arising from previous ownership changes, and if we undergo an ownership change in the future, our ability to utilize NOLs could be further limited by Section 382 of the Code. Future changes in our stock ownership, some of which may be outside of our control, could result in an ownership change under Section 382 of the Code.

On December 22, 2017, the U.S. government enacted tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act makes broad and complex changes to the U.S. tax code including changes to the uses and limitations of net operating losses. For example, while the Tax Act allows for U.S. federal net operating losses incurred in tax years beginning after December 31, 2017 to be carried forward indefinitely, the Tax Act also imposes an 80% limitation on the use of net operating losses that are generated in tax years beginning after December 31, 2017. Net operating losses generated in tax years beginning prior to December 31, 2017 still have a 20‑year carryforward period and are not subject to 80% limitation. The Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) enacted on March 27, 2020 permits a full five-year carryback of net operating losses arising in tax years beginning after December 31, 2017 and before January 1, 2021. In addition, at the state level, there may be periods during which the use of net operating loss carryforwards is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. These provisions do not impact us since we have net operating losses in the applicable tax years. Our ability to utilize net operating loss carryforwards depends on existence of sufficient taxable income of the appropriate character within the carryforward period. Based on all available evidence, other than future taxable income from reversing taxable temporary differences, we have no other sources of taxable income that are objectively verifiable. As such, net operating loss carryforwards generated in tax years beginning before December 31, 2017, could expire unused and net operating losses arising in tax years beginning after December 31, 2017, while able to be carried forward indefinitely, are also not more likely than not to be realized due to lack of taxable income.
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
For example, a new accounting guidance, Accounting Standards Codification (“ASC”) 842, “Leases”, became effective January 1, 2019. The adoption of this new guidance had a significant impact on our balance sheet as described in detail in Note 2 to our consolidated financial statements included in our Annual Report on Form 10-K filed with the SEC on February 26, 2021. Adoption of these types of accounting standards and any difficulties in implementation of changes in accounting principles, including the ability to modify our accounting systems, could cause us to fail to meet our financial reporting obligations, which result in regulatory discipline and harm investors' confidence in us.
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
We review our intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. As of March 31, 2021, we carried a net $5.6 billion of goodwill and intangible assets. An adverse change in market conditions, particularly if such change has the effect of changing one of our critical assumptions or estimates, could result in a change to the estimation of fair value that could result in an impairment charge to our goodwill or intangible assets. Any such charges may adversely affect our results of operations.
Risks Related to Ownership of Our Class A Common Stock
The trading price of our Class A common stock has been volatile and may continue to be volatile, and you could lose all or part of your investment.
Prior to our initial public offering in June 2016, there was no public market for shares of our Class A common stock. On June 23, 2016, we sold shares of our Class A common stock to the public at $15.00 per share. From June 23, 2016, the date that our Class A common stock started trading on the New York Stock Exchange, through March 31, 2021, the trading price of our Class A common stock has ranged from $22.80 per share to $457.30 per share. The trading price of our Class A common stock may continue to fluctuate significantly in response to numerous factors, many of which are beyond our control, including:
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
Our Class B common stock has 10 votes per share, and our Class A common stock has one vote per share. As of March 31, 2021, our directors, executive officers and their respective affiliates, held in the aggregate 23.3% of the voting power of our capital stock. Because of the 10‑to‑one voting ratio between our Class B common stock and Class A common stock, the holders of our Class B common stock collectively will continue to control a majority of the combined voting power of our common stock and therefore be able to control all matters submitted to our stockholders for approval until the earlier of (i) June 28, 2023, or (ii) the date the holders of two‑thirds of our Class B common stock elect to convert the Class B common stock to Class A common stock. This concentrated control limits or precludes your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders.
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
Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware is the exclusive forum for the following types of actions or proceedings under Delaware statutory or common law:
•any derivative action or proceeding brought on our behalf;
•any action asserting a breach of fiduciary duty owed by our directors, officers, employees or our stockholders;
•any action asserting a claim against us arising under the Delaware General Corporation Law; and any action asserting a claim against us that is governed by the internal-affairs doctrine.
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
Risks Related to our Indebtedness
Our indebtedness could adversely affect our financial condition.
As of March 31, 2021, we had $1.3 billion of indebtedness outstanding (excluding intercompany indebtedness). Our indebtedness could have important consequences, including:
•limiting our ability to obtain additional financing to fund future working capital, capital expenditures, acquisitions or other general corporate requirements;
•requiring a portion of our cash flows to be dedicated to debt service payments instead of other purposes, thereby reducing the amount of cash flows available for working capital, capital expenditures, acquisitions and other general corporate purposes;
•increasing our vulnerability to adverse changes in general economic, industry and competitive conditions;
•exposing us to the risk of increased interest rates as certain of our borrowings, including borrowings under a future revolving credit facility, may be at variable rates of interest; and
•increasing our cost of borrowing.
In addition, the indenture governs our 3.625% notes due 2029 (the “2029 Notes”) and our 3.875% notes due 2031 (the “2031 Notes,” and together with the 2029 Notes, the “Notes”) and contains restrictive covenants that limit our ability to engage in activities that may be in our long-term best interest. Our failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of substantially all of our indebtedness.

We may not be able to generate sufficient cash to service all of our indebtedness and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.
Our ability to make scheduled payments on or to refinance our debt obligations, including the Notes and our 0.25% convertible senior notes due 2023 (the “Convertible Notes”), depends on our financial condition and results of operations, which in turn are subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control. We may not be able to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness, including the Notes and the Convertible Notes.
If our cash flows and capital resources are insufficient to fund our debt service obligations, we could face substantial liquidity problems and may be forced to reduce or delay investments and capital expenditures, or to sell assets, seek additional capital or restructure or refinance our indebtedness, including the Notes and the Convertible Notes. Our ability to restructure or refinance our debt will depend on, among other things, the condition of the capital markets and our financial condition at such time. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. The terms of existing or future debt instruments and the indenture that governs the Notes may restrict us from adopting some of these alternatives. In addition, any failure to make payments of interest and principal on our outstanding indebtedness on a timely basis would likely result in a reduction of our credit rating, which could harm our ability to incur additional indebtedness. In the absence of such cash flows and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations.
Our inability to generate sufficient cash flows to satisfy our debt obligations, or to refinance our indebtedness on commercially reasonable terms or at all, would materially and adversely affect our financial position and results of operations.
If we cannot make scheduled payments on our indebtedness, we will be in default and holders of the Notes and other indebtedness could declare all outstanding principal and interest to be due and payable, the lenders under a future revolving credit facility could terminate their commitments to loan money, our secured lenders could foreclose against the assets securing their borrowings and we could be forced into bankruptcy or liquidation. If we breach the covenants under our debt instruments, we would be in default under such instruments. The holders of such indebtedness could exercise their rights, as described above, and we could be forced into bankruptcy or liquidation.
The indenture governing the Convertible Notes and the indenture governing the Notes contain cross-default provisions that could result in the acceleration of all of our indebtedness.
A breach of the covenants under the indenture governing the Convertible Notes or the indenture governing the Notes could result in an event of default under the applicable indebtedness. Such a default may allow the creditors to accelerate the related indebtedness and may result in the acceleration of any other indebtedness to which a cross-acceleration or cross-default provision applies. In addition, an event of default under a revolving credit facility may permit the lenders thereunder to terminate commitments to extend further credit under that facility. Furthermore, if we were unable to repay amounts due and payable under a secured credit facility, those lenders could proceed against the collateral granted to them to secure that indebtedness. In the event our note holders accelerate the repayment of our borrowings, we and our guarantors may not have sufficient assets to repay that indebtedness. Additionally, we may not be able to borrow money from other lenders to enable us to refinance our indebtedness.

We may not have the ability to raise the funds necessary for cash settlement upon conversion of the Convertible Notes or to repurchase the Convertible Notes for cash upon a fundamental change, and our future debt may contain limitations on our ability to pay cash upon conversion of the Convertible Notes or to repurchase the Convertible Notes.
Subject to limited exceptions, holders of the Convertible Notes have the right to require us to repurchase their Convertible Notes upon the occurrence of a fundamental change at a fundamental change repurchase price equal to 100% of the principal amount of the Convertible Notes to be repurchased, plus accrued and unpaid interest, if any, to, but excluding, the fundamental change repurchase date. In addition, upon conversion of the Convertible Notes, unless we elect to deliver solely shares of our Class A common stock to settle such conversion (other than paying cash in lieu of delivering any fractional share), we will be required to make cash payments in respect of the Convertible Notes being converted. However, we may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of Convertible Notes surrendered therefor or pay any cash amounts due upon conversion. In addition, our ability to repurchase the Convertible Notes or to pay cash upon conversions of the Convertible Notes may be limited by law, by regulatory authority or by agreements governing our future indebtedness. Our failure to repurchase Convertible Notes at a time when the repurchase is required by the indenture governing the Convertible Notes (the “Convertible Notes Indenture”) or to pay any cash payable on future conversions of the Convertible Notes as required by the Convertible Notes Indenture would constitute a default under the Convertible Notes Indenture. A default under the Convertible Notes Indenture or the fundamental change itself could also lead to a default under agreements governing our future indebtedness. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase the Convertible Notes or make cash payments upon conversions thereof.
The triggering of the conditional conversion feature of the Convertible Notes could adversely affect our financial condition and operating results.
In the event the conditional conversion feature of the Convertible Notes is triggered, holders of the Convertible Notes will be entitled to convert the Convertible Notes at any time during specified periods at their option. This conditional conversion feature was triggered during the three months ended March 31, 2021, as the last reported sale price of our Class A common stock was more than or equal to 130% of the conversion price for at least 20 trading days (whether or not consecutive) in the period of 30 consecutive trading days ending on March 31, 2021 (the last trading day of the calendar quarter), and therefore the Convertible Notes are currently convertible, in whole or in part, at the option of the holders between March 31, 2021 through June 30, 2021. Whether the Convertible Notes will be convertible following such period will depend on the continued satisfaction of this condition or another conversion condition in the future. If one or more holders elect to convert their Convertible Notes during a period in which the Convertible Notes are convertible, unless we elect to satisfy our conversion obligation by delivering solely shares of our Class A common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their Convertible Notes, under certain circumstances, such as a fundamental change or default, as described in the Convertible Notes Indenture, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Convertible Notes as a current rather than long‑term liability, which would result in a material reduction of our net working capital.
The accounting method for convertible debt securities that may be settled in cash, such as the Convertible Notes, could have a material effect on our reported financial results.
Under Financial Accounting Standards Board Accounting Standards Codification 470‑20, Debt with Conversion and Other Options, which we refer to as ASC 470‑20, an entity must separately account for the liability and equity components of convertible debt instruments (such as the Convertible Notes) that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer’s economic interest cost. ASC 470‑20 requires the value of the conversion option of the Convertible Notes, representing the equity component, to be recorded as additional paid‑in capital within stockholders’ equity in our consolidated balance sheet and as a discount to the debt component of the Convertible Notes, which reduces their initial debt carrying value reflected as a liability on our balance sheets. The carrying value of the debt component of the Convertible Notes, net of the discount recorded, will be accreted up to the principal amount of the Convertible Notes from the issuance date until maturity, which will result in non‑cash charges to interest expense in our consolidated statement of operations. Accordingly, we will report lower net income or higher net loss in our financial results because ASC 470‑20 requires interest to include both the current period’s accretion of the debt discount and the instrument’s coupon interest, which could adversely affect our reported or future financial results, the trading price of our Class A common stock and the trading price of the Convertible Notes.

In addition, under certain circumstances, convertible debt instruments (such as the Convertible Notes) that may be settled entirely or partly in cash are currently accounted for utilizing the treasury stock method, the effect of which is that the shares issuable upon conversion of the Convertible Notes are not included in the calculation of diluted earnings per share except to the extent that the conversion value of the Convertible Notes exceeds their principal amount. Under the treasury stock method, for diluted earnings per share purposes, the transaction is accounted for as if the number of shares of Class A common stock that would be necessary to settle such excess, if we elected to settle such excess in shares, are issued.
However, in August 2020, the Financial Accounting Standards Board published accounting standards update (“ASU”) 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity”, which we refer to as ASU 2020-06, which amends these accounting standards by reducing the number of accounting models for convertible instruments and limiting instances of separate accounting for the debt and equity or a derivative component of the convertible debt instruments. ASU 2020-06 will no longer allow the use of the treasury stock method for convertible instruments for purposes of calculating diluted earnings per share and instead require application of the “if-converted” method. Under that method, diluted earnings per share will generally be calculated assuming that all the Convertible Notes were converted solely into shares of Class A common stock at the beginning of the reporting period, unless the result would be anti-dilutive, which could adversely affect our diluted earnings per share. However, if the principal amount of the convertible debt instrument being converted is required to be paid in cash and only the excess is permitted to be settled in shares, the if-converted method will produce a similar result as the treasury stock method prior to the adoption of ASU 2020-06 for such convertible debt instrument. These amendments will be effective for public companies for fiscal years beginning after December 15, 2021, with early adoption permitted, but no earlier than fiscal years beginning after December 15, 2020.
The capped call transactions may affect the value of the Convertible Notes and our Class A common stock.
In connection with the pricing of the Convertible Notes, we entered into privately negotiated capped call transactions with the option counterparties. The capped call transactions are expected generally to reduce the potential dilution to our Class A common stock upon any conversion of the Convertible Notes and/or offset any potential cash payments we are required to make in excess of the principal amount of converted Convertible Notes, as the case may be, with such reduction and/or offset subject to a cap.
In connection with establishing their initial hedges of the capped call transactions, the option counterparties or their respective affiliates entered into various derivative transactions with respect to our Class A common stock and/or purchased shares of our Class A common stock concurrently with or shortly after the pricing of the Convertible Notes.
In addition, the option counterparties and/or their respective affiliates may modify their hedge positions by entering into or unwinding various derivatives with respect to our Class A common stock and/or purchasing or selling our Class A common stock or other securities of ours in secondary market transactions at any time prior to the maturity of the Convertible Notes (and are likely to do so during any observation period related to a conversion of Convertible Notes). This activity could cause or avoid an increase or a decrease in the market price of our Class A common stock.
We do not make any representation or prediction as to the direction or magnitude of any potential effect that the transactions described above may have on the price of the Convertible Notes or our Class A common stock. In addition, we do not make any representation that the option counterparties will engage in these transactions or that these transactions, once commenced, will not be discontinued without notice.
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

Risks Related to the Acquisition of Segment
We may not realize potential benefits from the acquisition of Segment (the “Acquisition”) because of difficulties related to integration, the achievement of synergies, and other challenges.
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
We have incurred, and may continue to incur, significant, nonrecurring costs in connection with the Acquisition and integrating the operations of Twilio and Segment, including costs to maintain employee morale and to retain key employees. Management cannot ensure that the elimination of duplicative costs or the realization of other efficiencies will offset the transaction and integration costs in the near term or at all.
Purchase price accounting in connection with our Acquisition requires estimates that may be subject to change and could impact our consolidated financial statements and future results of operations and financial position.
Pursuant to the acquisition method of accounting, the purchase price we paid for Segment was allocated to the underlying Segment tangible and intangible assets acquired and liabilities assumed based on their respective fair market values with any excess purchase price allocated to goodwill. The acquisition method of accounting is dependent upon certain valuations and other studies that are preliminary. As of March 31, 2021, the areas of purchase price allocation that are not yet finalized due to information that may become available subsequently to the quarter end relate to any and all contingencies, including income and other taxes. We currently anticipate that all the information needed to identify and measure these contingencies will be obtained and finalized during the one year measurement period following the date of completion of the Acquisition. Differences between these preliminary estimates and the final acquisition accounting may occur, and these differences could have a material impact on the consolidated financial statements and the combined company’s future results of operations and financial position.

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
None.
Item 6.    Exhibits
The documents listed in the Exhibit Index of this Quarterly Report on Form 10-Q are incorporated by reference or are filed with this Quarterly Report on Form 10-Q, in each case as indicated therein.

EXHIBIT INDEX
Exhibit Number		Incorporated by Reference
	Description	Form	File No.	Exhibit	Filing Date

4.1	Indenture, dated as of March 9, 2021, by and between Twilio Inc. and U.S. Bank National Association, as Trustee	8-K	001-37806	4.1	March 9, 2021

4.2	First Supplemental Indenture, dated as of March 9, 2021, between Twilio Inc. and U.S. Bank National Association, as Trustee	8-K	001-37806	4.2	March 9, 2021

4.3	Form of 2029 Note (included in Exhibit 4.2)	8-K	001-37806	4.3	March 9, 2021

4.4	Form of 2031 Note (included in Exhibit 4.2)	8-K	001-37806	4.4	March 9, 2021

10.1+†
Framework Agreement by and among Twilio Inc., a Delaware corporation, Carlyle Partners V Holdings, L.P., a Delaware limited partnership, and Syniverse Corporation, a Delaware corporation, dated as of February 26, 2021
Filed herewith

31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				Filed herewith

31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				Filed herewith

32.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				Furnished herewith

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document				Filed herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document				Filed herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				Filed herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document				Filed herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				Filed herewith

104	Cover Page with Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)
__________________________________________
+    Schedules (or similar attachments) have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The registrant hereby undertakes to furnish supplemental copies of any of the omitted schedules and other similar attachments upon request by the SEC.
†    Certain portions of this exhibit have been omitted because they are not material and they are the type of information that the registrant treats as private or confidential.
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

Twilio Inc.

May 6, 2021	/s/ JEFF LAWSON
Jeff Lawson Director and Chief Executive Officer (Principal Executive Officer)

May 6, 2021	/s/ KHOZEMA Z. SHIPCHANDLER
Khozema Z. Shipchandler Chief Financial Officer (Principal Accounting and Financial Officer)