Form 10-Q
period 2021-06-30
TWILIO INC
filed 2021-07-30
CIK 1447669

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________
FORM 10-Q
_____________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934
For the quarterly period ended June 30, 2021

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
As of July 23, 2021, 166,931,325 shares of the registrant’s Class A common stock and 10,218,422 shares of registrant’s Class B common stock were outstanding.
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

TWILIO INC.
Quarterly Report on Form 10-Q
For the Three Months Ended June 30, 2021

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
•our ability to service the interest on our 3.625% senior notes due 2029 (“2029 Notes”), our 3.875% notes due 2031 (“2031 Notes,” and together with the 2029 Notes, the “Notes”), and repay such Notes;
•our customers’ and other platform users’ violation of our policies or other misuse of our platform;
•our expectations about the impact of natural disasters and public health epidemics, such as COVID-19 on our business, results of operations and financial condition and on our customers, employees, vendors and partners;
•our ability to successfully integrate and realize the benefits of our past or future strategic acquisitions or investments, including our acquisition of Segment.io, Inc. (“Segment”).
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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
TWILIO INC.
Condensed Consolidated Balance Sheets
(Unaudited)

	As of	As of
	June 30,	December 31,
	2021	2020
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$1,799,602	$933,885
Short-term marketable securities	4,125,583	2,105,906
Accounts receivable, net	301,548	251,167
Prepaid expenses and other current assets	146,955	81,377
Total current assets	6,373,688	3,372,335
Property and equipment, net	206,354	183,239
Operating right-of-use asset	233,449	258,610
Intangible assets, net	913,308	966,573
Goodwill	4,664,185	4,595,394
Other long-term assets	142,601	111,282
Total assets	$12,533,585	$9,487,433
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$105,998	$60,042
Accrued expenses and other current liabilities	331,804	252,895
Deferred revenue and customer deposits	98,723	87,031
Operating lease liability, current	46,760	48,338
Total current liabilities	583,285	448,306
Operating lease liability, noncurrent	205,997	229,905
Finance lease liability, noncurrent	17,804	17,856
Long-term debt	985,219	302,068
Other long-term liabilities	47,168	36,633
Total liabilities	1,839,473	1,034,768
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock	—	—
Class A and Class B common stock	176	164
Additional paid-in capital	12,297,415	9,613,246
Accumulated other comprehensive income	707	9,046
Accumulated deficit	(1,604,186)	(1,169,791)
Total stockholders’ equity	10,694,112	8,452,665
Total liabilities and stockholders’ equity	$12,533,585	$9,487,433
See accompanying notes to condensed consolidated financial statements.

TWILIO INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In thousands, except share and per share amounts)
Revenue	$668,931	$400,849	$1,258,919	$765,717
Cost of revenue	337,684	191,718	629,368	363,051
Gross profit	331,247	209,131	629,551	402,666
Operating expenses:
Research and development	181,280	120,701	356,080	235,040
Sales and marketing	238,058	129,823	448,648	246,545
General and administrative	114,183	61,251	224,436	116,421
Total operating expenses	533,521	311,775	1,029,164	598,006
Loss from operations	(202,274)	(102,644)	(399,613)	(195,340)
Other (expenses) income, net	(24,293)	3,015	(32,606)	1,897
Loss before provision for income taxes	(226,567)	(99,629)	(432,219)	(193,443)
Provision for income taxes	(1,286)	(294)	(2,176)	(1,271)
Net loss attributable to common stockholders	$(227,853)	$(99,923)	$(434,395)	$(194,714)
Net loss per share attributable to common stockholders, basic and diluted	$(1.31)	$(0.71)	$(2.55)	$(1.39)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	173,407,187	141,618,541	170,275,609	140,512,351
See accompanying notes to condensed consolidated financial statements.

TWILIO INC.
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In thousands)
Net loss	$(227,853)	$(99,923)	$(434,395)	$(194,714)
Other comprehensive (loss) income:
Unrealized (loss) gain on marketable securities	(979)	17,895	(5,155)	8,520
Foreign currency translation	(66)	—	(276)	—
Net change in market value of effective foreign currency forward exchange contracts	(2,908)	—	(2,908)	—
Total other comprehensive (loss) income	(3,953)	17,895	(8,339)	8,520
Comprehensive loss attributable to common stockholders	$(231,806)	$(82,028)	$(442,734)	$(186,194)
See accompanying notes to condensed consolidated financial statements.

TWILIO INC.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Common Stock Class A		Common Stock Class B		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
	(In thousands, except share amounts)
Balance as of December 31, 2020	153,496,222	$151	10,551,302	$13	$9,613,246	$9,046	$(1,169,791)	$8,452,665
Net loss	—	—	—	—	—	—	(206,542)	(206,542)
Exercises of vested stock options	248,008	—	211,371	—	11,564	—	—	11,564
Vesting of restricted stock units	913,966	1	—	—	(1)	—	—	—
Value of equity awards withheld for tax liability	(6,989)	—	—	—	(2,774)	—	—	(2,774)
Conversion of shares of Class B common stock into shares of Class A common stock	419,371	—	(419,371)	—	—	—	—	—
Equity component from partial settlement of 2023 convertible senior notes	1,158,381	2	—	—	80,047	—	—	80,049
Donated common stock	22,102	—	—	—	9,405	—	—	9,405
Issuance of common stock in connection with a follow-on public offering, net of underwriter discounts	4,312,500	4	—	—	1,766,396	—	—	1,766,400
Costs related to the follow-on public offering	—	—	—	—	(727)	—	—	(727)
Issuance of restricted stock awards	24,697	—	—	—	—	—	—	—
Unrealized loss on marketable securities	—	—	—	—	—	(4,176)	—	(4,176)
Foreign currency translation	—	—	—	—	—	(210)	—	(210)
Stock-based compensation	—	—	—	—	141,542	—	—	141,542
Balance as of March 31, 2021	160,588,258	$158	10,343,302	$13	$11,618,698	$4,660	$(1,376,333)	$10,247,196
Net loss	—	—	—	—	—	—	(227,853)	(227,853)
Exercises of vested stock options	294,430	—	63,164	—	20,351	—	—	20,351
Vesting of restricted stock units	839,472	1	—	—	(1)	—	—	—
Value of equity awards withheld for tax liability	(5,498)	—	—	—	(1,882)	—	—	(1,882)
Conversion of shares of Class B common stock into shares of Class A common stock	188,044	1	(188,044)	(1)	—	—	—	—
Equity component from partial settlement of 2023 convertible senior notes	3,688,584	4	—	—	255,590	—	—	255,594
Settlement of capped call, net of related costs	—	—	—	—	225,233	—	—	225,233
Shares issued under ESPP	100,107	—	—	—	23,699	—	—	23,699
Donated common stock	22,102	—	—	—	6,789	—	—	6,789
Costs related to the follow-on public offering	—	—	—	—	(50)	—	—	(50)
Unrealized loss on marketable securities	—	—	—	—	—	(979)	—	(979)
Foreign currency translation	—	—	—	—	—	(66)	—	(66)
Net change in market value of effective foreign currency forward exchange contracts	—	—	—	—	—	(2,908)	—	(2,908)
Stock-based compensation	—	—	—	—	148,988	—	—	148,988
Balance as of June 30, 2021	165,715,499	$164	10,218,422	$12	$12,297,415	$707	$(1,604,186)	$10,694,112
See accompanying notes to condensed consolidated financial statements.

	Common Stock Class A		Common Stock Class B		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
	(In thousands, except share amounts)
Balance as of December 31, 2019	126,882,172	$124	11,530,627	$14	$4,952,999	$5,086	$(678,812)	$4,279,411
Net loss	—	—	—	—	—	—	(94,791)	(94,791)
Exercises of stock options	243,029	—	426,001	—	8,231	—	—	8,231
Vesting of restricted stock units	849,763	1	23,107	—	—	—	—	1
Value of equity awards withheld for tax liability	(8,726)	—	(4,692)	—	(1,674)	—	—	(1,674)
Conversion of shares of Class B common stock into shares of Class A	618,103	1	(618,103)	(1)	—	—	—	—
Donated common stock	22,102	—	—	—	2,701	—	—	2,701
Unrealized loss on marketable securities	—	—	—	—	—	(9,375)	—	(9,375)
Stock-based compensation	—	—	—	—	72,021	—	—	72,021
Balance as of March 31, 2020	128,606,443	$126	11,356,940	$13	$5,034,278	$(4,289)	$(773,603)	$4,256,525
Net loss	—	—	—	—	—	—	(99,923)	(99,923)
Exercises of stock options	1,590,891	2	459,010	—	45,230	—	—	45,232
Vesting of restricted stock units	807,270	1	4,212	—	—	—	—	1
Value of equity awards withheld for tax liability	(6,018)	—	—	—	(1,144)	—	—	(1,144)
Conversion of shares of Class B common stock into shares of Class A	983,005	1	(983,005)	(1)	—	—	—	—
Shares issued under ESPP	190,642	—	—	—	16,473	—	—	16,473
Donated common stock	22,102	—	—	—	3,972	—	—	3,972
Net unrealized gain on available-for-sale securities	—	—	—	—	—	17,895	—	17,895
Stock-based compensation	—	—	—	—	82,559	—	—	82,559
Balance as of June 30, 2020	132,194,335	$130	10,837,157	$12	$5,181,368	$13,606	$(873,526)	$4,321,590
See accompanying notes to condensed consolidated financial statements.

TWILIO INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:	(In thousands)
Net loss	$(434,395)	$(194,714)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	119,405	64,772
Non-cash reduction to the right-of-use asset	23,200	17,804
Net amortization of investment premium and discount	13,834	1,147
Amortization of debt discount and issuance costs	5,081	12,356
Stock-based compensation	281,323	148,412
Amortization of deferred commissions	12,394	4,819
Allowance for credit losses	7,667	7,115
Value of donated common stock	16,194	6,673
Loss on extinguishment of debt	28,986	—
Other adjustments	646	534
Changes in operating assets and liabilities:
Accounts receivable	(41,687)	(47,766)
Prepaid expenses and other current assets	(44,604)	(12,001)
Other long-term assets	(39,118)	(19,774)
Accounts payable	27,078	(11,523)
Accrued expenses and other current liabilities	65,923	47,435
Deferred revenue and customer deposits	7,615	2,994
Operating lease liabilities	(23,610)	(16,340)
Other long-term liabilities	290	1,968
Net cash provided by operating activities	26,222	13,911
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions, net of cash acquired and other related payments	(94,178)	(2,725)
Purchases of marketable securities and other investments	(2,807,798)	(443,816)
Proceeds from sales and maturities of marketable securities	754,466	621,754
Capitalized software development costs	(21,839)	(17,651)
Purchases of long-lived and intangible assets	(12,140)	(12,797)
Net cash (used in) provided by investing activities	(2,181,489)	144,765
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from a public equity offering	1,766,400	—
Payments of costs related to public offerings	(394)	—
Proceeds from issuance of senior notes	987,500	—
Payments of debt issuance costs	(1,362)	—
Proceeds from settlement of capped call, net of settlement costs	228,412	—
Principal payments on debt and finance leases	(6,658)	(3,829)
Proceeds from exercises of stock options and shares issued in ESPP	55,614	69,936
Value of equity awards withheld for tax liabilities	(4,656)	(2,818)
Net cash provided by financing activities	3,024,856	63,289
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(143)	—
NET INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	869,446	221,965
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—Beginning of period	933,885	253,735
CASH, CASH EQUIVALENTS AND RESTRICTED CASH —End of period	$1,803,331	$475,700

Cash paid for income taxes, net	$3,240	$1,022
Cash paid for interest	$693	$1,078
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Purchases of property, equipment and intangible assets, accrued but not paid	$5,254	$4,545
Purchases of property and equipment through finance leases	$5,266	$5,366
Value of common stock issued to settle convertible senior notes	$1,704,969	$—
Stock-based compensation capitalized in software development costs	$9,740	$7,015
Costs related to public offerings and investments, accrued but not paid	$3,526	$—
RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH TO THE CONDENSED CONSOLIDATED BALANCE SHEETS
Cash and cash equivalents	$1,799,602	$475,700
Restricted cash in other current assets	2,620	—
Restricted cash in other long-term assets	1,109	—
Total cash, cash equivalents and restricted cash	$1,803,331	$475,700
See accompanying notes to condensed consolidated financial statements.

TWILIO INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. Organization and Description of Business
Twilio Inc. (the “Company”) was incorporated in the state of Delaware on March 13, 2008. The Company is the leading cloud communications platform and enables developers to build, scale and operate real-time customer engagement within their software applications via simple-to-use Application Programming Interfaces (“API”). The power, flexibility and reliability offered by the Company’s software building blocks empower entities of virtually every shape and size to build world-class engagement into their customer experience.
The Company’s headquarters are located in San Francisco, California, and the Company has subsidiaries in Australia, Bermuda, Brazil, Canada, Colombia, Czech Republic, Estonia, France, Germany, Hong Kong, India, Ireland, Japan, Mexico, the Netherlands, Serbia, Singapore, Spain, Sweden, the United Kingdom and the United States.
2. Summary of Significant Accounting Policies
(a)Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K filed with the SEC on February 26, 2021 (“Annual Report”).
The condensed consolidated balance sheet as of December 31, 2020, included herein, was derived from the audited financial statements as of that date, but may not include all disclosures including certain notes required by U.S. GAAP on an annual reporting basis.
In the opinion of management, the accompanying condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, comprehensive loss, stockholders’ equity and cash flows for the interim periods, but are not necessarily indicative of the results of operations to be anticipated for the full year 2021 or any future period.
(b)Principles of Consolidation
The condensed consolidated financial statements include the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated.
(c)Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates are used for, but not limited to, allowances for doubtful accounts and customer credit reserves; recoverability of long-lived and intangible assets; capitalization and useful life of the Company’s capitalized internal-use software development costs; fair value of acquired intangible assets and goodwill; accruals and contingencies. Estimates are based on historical experience and on various assumptions that the Company believes are reasonable under current circumstances. However, future events are subject to change and best estimates and judgments may require further adjustments, therefore, actual results could differ materially from those estimates. Management periodically evaluates such estimates and they are adjusted prospectively based upon such periodic evaluation.

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
The Company sells its services to a wide variety of customers. If the financial condition or results of operations of any significant customer deteriorates substantially, the Company's results of operations could be adversely affected. To reduce credit risk, management performs credit evaluations of the financial condition of significant customers. The Company does not require collateral from its credit customers and maintains reserves for estimated credit losses on customer accounts when considered necessary. Actual credit losses may differ from the Company’s estimates. During the three and six months ended June 30, 2021 and 2020, no customer organization accounted for more than 10% of the Company’s total revenue.
As of June 30, 2021 and December 31, 2020, no customer organization represented more than 10% of the Company’s gross accounts receivable.
(e)Changes to Significant Accounting Policies

Derivatives and Hedging

The Company is exposed to a wide variety of risks arising from its business operations and overall economic conditions. These risks include exposure to fluctuations in various foreign currencies against its functional currency and can impact the value of cash receipts and payments. The Company minimizes its exposure to these risks through management of its core business activities, specifically, the amounts, sources and duration of its assets and liabilities, and the use of derivative financial instruments. In the second quarter 2021, the Company started using foreign currency derivative forward contracts and in the future may also use foreign currency option contacts.

Foreign currency derivative forward contracts involve fixing the exchange rate for delivery of a specified amount of foreign currency on a specified date. These agreements are typically cash settled in U.S. dollars for their fair value at or close to their settlement date. Foreign currency option contracts will require the Company to pay a premium for the right to sell a specified amount of foreign currency prior to the maturity date of the option. The Company does not enter into derivative financial instruments trading for speculative purposes.

Derivative instruments are carried at fair value and recorded as either an asset or a liability until they mature. Gains and losses resulting from changes in fair value of these instruments are accounted for depending on the use of the derivative, whether it is designated and qualifies for hedge accounting. For derivative instruments designated as cash flow hedges, gains or losses are initially recorded in other comprehensive income (“OCI”) in the balance sheet, then reclassified into the statement of operations in the period in which the derivative instrument matures. These realized gains and losses are recorded within the same financial statement line item as the hedged transaction.
The Company’s foreign currency derivative contracts are classified within Level 2 of the fair value hierarchy because the valuation inputs are based on quoted prices and market observable data of similar instruments in active markets, such as currency spot and forward rates.
There have been no other changes to the Company’s significant accounting policies as described in its Annual Report.

3. Fair Value Measurements
Financial Assets
The following tables provide the financial assets and liabilities measured at fair value on a recurring basis:

	Amortized Cost or Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value Hierarchy as of June 30, 2021			Aggregate Fair Value
				Level 1	Level 2	Level 3
Financial Assets:	(In thousands)
Cash and cash equivalents:
Money market funds	$1,191,640	$—	$—	$1,191,640	$—	$—	$1,191,640
Commercial paper	177,609	—	—	—	177,609	—	177,609
Total included in cash and cash equivalents	1,369,249	—	—	1,191,640	177,609	—	1,369,249
Marketable securities:
U.S. Treasury securities	415,676	125	(434)	415,367	—	—	415,367
Non-U.S. Government securities	237,875	2	(264)	237,613	—	—	237,613
Corporate debt securities and commercial paper	3,468,815	5,206	(1,418)	47,000	3,425,603	—	3,472,603
Total marketable securities	4,122,366	5,333	(2,116)	699,980	3,425,603	—	4,125,583
Total financial assets	$5,491,615	$5,333	$(2,116)	$1,891,620	$3,603,212	$—	$5,494,832
Financial Liabilities:
Accrued expenses and other current liabilities:
Foreign currency derivative liabilities	$—	$—	$(2,908)	$—	$(2,908)	$—	$(2,908)
Total financial liabilities	$—	$—	$(2,908)	$—	$(2,908)	$—	$(2,908)

	Amortized Cost or Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value Hierarchy as of December 31, 2020			Aggregate Fair Value
				Level 1	Level 2	Level 3
Financial Assets:	(In thousands)
Cash and cash equivalents:
Money market funds	$656,749	$—	$—	$656,749	$—	$—	$656,749
Commercial paper	2,000	—	—	—	2,000	—	2,000
Total included in cash and cash equivalents	658,749	—	—	656,749	2,000	—	658,749
Marketable securities:
U.S. Treasury securities	223,247	389	(1)	223,635	—	—	223,635
Corporate debt securities and commercial paper	1,874,257	8,149	(135)	50,000	1,832,271	—	1,882,271
Total marketable securities	2,097,504	8,538	(136)	273,635	1,832,271	—	2,105,906
Total financial assets	$2,756,253	$8,538	$(136)	$930,384	$1,834,271	$—	$2,764,655
The Company’s primary objective when investing excess cash is preservation of capital, hence the Company’s marketable securities primarily consist of U.S. Treasury Securities, high credit quality corporate debt securities and commercial paper. As the Company views its marketable securities as available to support current operations, it has classified all available for sale securities as short-term. As of June 30, 2021 and December 31, 2020, for fixed income securities that were in unrealized loss positions, the Company has determined that (i) it does not have the intent to sell any of these investments, and (ii) it is not more likely than not that it will be required to sell any of these investments before recovery of the entire amortized cost basis. In addition, as of June 30, 2021 and December 31, 2020, the Company anticipates that it will recover the entire amortized cost basis of such fixed income securities before maturity.
The Company regularly reviews changes to the rating of its debt securities by rating agencies as well as reasonably monitors the surrounding economic conditions to assess the risk of expected credit losses. As of June 30, 2021, the risk of expected credit losses was not significant.
Interest earned on marketable securities was $5.6 million and $9.4 million in the three and six months ended June 30, 2021, respectively, and $7.8 million and $16.6 million in the three and six months ended June 30, 2020, respectively. The interest is recorded as other (expenses) income, net, in the accompanying condensed consolidated statements of operations.

The following table summarizes the contractual maturities of marketable securities:

	As of June 30, 2021		As of December 31, 2020
	Amortized Cost	Aggregate Fair Value	Amortized Cost	Aggregate Fair Value
Financial Assets:	(In thousands)
Less than one year	$1,375,453	$1,377,906	$1,126,091	$1,128,927
One to three years	2,746,913	2,747,677	971,413	976,979
Total	$4,122,366	$4,125,583	$2,097,504	$2,105,906
Strategic Investments
As of June 30, 2021 and December 31, 2020, the Company held strategic investments with a fair value of $12.3 million and $9.3 million, respectively, in equity securities of privately held companies in which the Company does not have a controlling interest or significant influence. These securities are recorded as other long-term assets in the accompanying condensed consolidated balance sheets. There were no impairments in the three and six months ended June 30, 2021 or 2020.
Financial Liabilities
The Company’s financial liabilities that are not measured at fair value on a recurring basis consist of its senior notes due 2029 and 2031 (“2029 Notes” and “2031 Notes,” respectively). The Company’s convertible senior notes due 2023 (“Convertible Notes”) were fully redeemed during the quarter and were no longer outstanding as of June 30, 2021. Refer to Note 10 for further details on these financial liabilities.
As of June 30, 2021, the fair values of the 2029 Notes and 2031 Notes were $518.2 million and $521.7 million, respectively. The 2029 Notes and 2031 Notes are classified as Level 2 financial instruments within the fair value hierarchy.
4. Derivative Instruments and Hedging Activities
The Company entered into its first cash flow hedge transaction in the second quarter 2021. As of June 30, 2021, the Company had outstanding foreign currency forward contracts designated as cash flow hedges with total buy and sell notional values of $110.0 million and $133.9 million, respectively. The notional value represents the amount that will be purchased or sold upon maturity of the forward contract. As of June 30, 2021, these contracts had maturities of less than 6 months and the $2.9 million fair value of the associated liability was recorded in accrued expenses and other current liabilities in the accompanying condensed consolidated balance sheet.
Losses associated with these foreign currency forward contracts were as follows:

	Condensed Consolidated Statement of Operations and Statement of Comprehensive Loss	Three Months Ended June 30,	Six Months Ended June 30,
		2021	2021
		(In thousands)
Losses recognized in OCI	Net change in market value of effective foreign currency forward exchange contracts	$(2,908)	$(2,908)
Losses recognized in income (effective portion)	Cost of revenue	$(467)	$(467)
The Company is subject to master netting agreements with certain counterparties of the foreign exchange contracts, under which it is permitted to net settle transactions of the same currency with a single net amount payable by one party to the other. It is the Company’s policy to present the derivatives at gross in its consolidated balance sheet. The Company’s foreign currency forward contracts are not subject to any credit contingent features or collateral requirements. The Company manages its exposure to counterparty risk by entering into contracts with a diversified group of major financial institutions and by actively monitoring its outstanding positions. As of June 30, 2021, the Company did not have any offsetting arrangements.

5. Property and Equipment
Property and equipment consisted of the following:

	As of	As of
	June 30,	December 31,
	2021	2020
	(In thousands)
Capitalized internal-use software development costs	$169,887	$142,489
Data center equipment (1)	52,460	43,477
Leasehold improvements	73,229	69,756
Office equipment	50,902	35,346
Furniture and fixtures (1)	13,769	12,312
Software	10,235	9,943
Total property and equipment	370,482	313,323
Less: accumulated depreciation and amortization	(164,128)	(130,084)
Total property and equipment, net	$206,354	$183,239
____________________________________
(1) Data center equipment and furniture and fixtures contain assets under finance leases. See Note 6 for further detail.
Supplemental depreciation and amortization disclosures are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In thousands)
Depreciation and amortization expense	$14,247	$11,912	$28,652	$23,831
Capitalized internal-use software development costs	$16,493	$12,593	$31,528	$24,565
Stock based compensation costs included in capitalized internal-use software development costs	$5,089	$3,597	$9,740	$7,015
Amortization of capitalized internal-use software development costs	$4,319	$4,421	$8,851	$9,010
6. Right-of-Use Asset and Lease Liabilities
The Company has entered into various operating lease agreements for office space and data centers and finance lease agreements for data center and office equipment and furniture.
As of June 30, 2021, the Company had 27 leased properties with remaining lease terms ranging from 0.4 years to 7.8 years, some of which include options to extend the leases for up to 5.0 years.

The components of the lease expense recorded in the accompanying condensed consolidated statements of operations were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In thousands)
Operating lease cost	$14,505	$12,497	$29,378	$22,921
Finance lease cost:
Amortization of assets	2,804	1,830	5,484	3,734
Interest on lease liabilities	260	194	523	392
Short-term lease cost	846	1,091	2,538	2,503
Variable lease cost	2,033	1,884	4,933	3,180
Total net lease cost	$20,448	$17,496	$42,856	$32,730
Supplemental balance sheet information related to leases was as follows:

		As of	As of
		June 30,	December 31,
Leases	Classification	2021	2020
Assets:		(In thousands)
Operating lease assets	Operating right-of-use asset, net of accumulated amortization (1)	$233,449	$258,610
Finance lease assets	Property and equipment, net of accumulated depreciation (2)	25,553	25,771
Total leased assets		$259,002	$284,381

Liabilities:
Current
Operating	Operating lease liability, current	$46,760	$48,338
Finance	Finance lease liability, current	8,877	9,062
Noncurrent
Operating	Operating lease liability, noncurrent	205,997	229,905
Finance	Finance lease liability, noncurrent	17,804	17,856
Total lease liabilities		$279,438	$305,161
____________________________________
(1)Operating lease assets are recorded net of accumulated amortization of $75.9 million and $57.1 million as of June 30, 2021 and December 31, 2020, respectively.
(2)Finance lease assets are recorded net of accumulated depreciation of $20.5 million and $15.0 million as of June 30, 2021 and December 31, 2020, respectively.

Supplemental cash flow and other information related to leases was as follows:

	Six Months Ended June 30,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:	(In thousands)
Operating cash flows from operating leases	$29,233	$22,199
Operating cash flows from finance leases (interest)	$523	$392
Financing cash flows from finance leases	$5,503	$3,718

Weighted average remaining lease term (in years):
Operating leases	5.7	5.8
Finance leases	3.2	3.2

Weighted average discount rate:
Operating leases	4.8%	5.4%
Finance leases	3.6%	4.8%
Maturities of lease liabilities were as follows:

	As of June 30, 2021
	Operating Leases	Finance Leases
Year Ended December 31,	(In thousands)
2021 (remaining six months)	$28,031	$5,012
2022	58,023	8,987
2023	50,259	8,240
2024	45,716	4,999
2025	32,464	547
Thereafter	75,332	516
Total lease payments	289,825	28,301
Less: imputed interest	(37,068)	(1,620)
Total lease obligations	252,757	26,681
Less: current obligations	(46,760)	(8,877)
Long-term lease obligations	$205,997	$17,804
As of June 30, 2021, the Company had an additional operating lease obligation totaling $11.0 million for a lease that will commence in the first quarter of 2023 with a lease term of 6.2 years, and $5.1 million of additional finance leases that will commence in the third quarter of 2021 with lease terms of 4.0 years. The Company carries letters of credit securing certain of its lease commitments.
7. Business Combinations
Ionic Security, Inc.
On April 9, 2021, the Company acquired Ionic Security, Inc. (“Ionic”), a data security platform based in Atlanta, Georgia, for a purchase price of $30.2 million paid in cash. The acquisition was accounted for as a business combination.
The acquired entity’s results of operations were included in the Company’s condensed consolidated financial statements from the date of the acquisition. Pro forma results of operations for this acquisition are not presented as the financial impact to the Company’s consolidated financial statements is not material.

As of June 30, 2021, the areas not yet finalized due to information that may become available subsequent to the filing of this Quarterly Report on Form 10-Q and may result in changes in the values recorded at June 30, 2021, relate to the valuation of acquired intangible assets, contingencies and income and other taxes.
The Company incurred $1.1 million of costs related to this acquisition, which were expensed as incurred and recorded in general and administrative expenses in the accompanying condensed consolidated statement of operations.
8. Goodwill and Intangible Assets
Goodwill
The Goodwill balance as of June 30, 2021 and December 31, 2020, was as follows:

Total
(In thousands)
Balance as of December 31, 2020	$4,595,394
Goodwill additions and adjustments	68,791
Balance as of June 30, 2021	$4,664,185
Intangible assets
Intangible assets consisted of the following:

	As of June 30, 2021
	Gross	Accumulated Amortization	Net
Amortizable intangible assets:	(In thousands)
Developed technology	$738,031	$(165,502)	$572,529
Customer relationships	390,564	(89,466)	301,098
Supplier relationships	12,071	(3,815)	8,256
Trade names	30,269	(10,544)	19,725
Order backlog	10,000	(6,667)	3,333
Patent	3,594	(442)	3,152
Total amortizable intangible assets	1,184,529	(276,436)	908,093
Non-amortizable intangible assets:
Telecommunication licenses	4,920	—	4,920
Trademarks and other	295	—	295
Total	$1,189,744	$(276,436)	$913,308

	As of December 31, 2020
	Gross	Accumulated Amortization	Net
Amortizable intangible assets:	(In thousands)
Developed technology	$724,599	$(113,282)	$611,317
Customer relationships	379,344	(59,574)	319,770
Supplier relationships	4,356	(3,044)	1,312
Trade name	25,560	(7,921)	17,639
Order backlog	10,000	(1,667)	8,333
Patent	3,360	(373)	2,987
Total amortizable intangible assets	1,147,219	(185,861)	961,358
Non-amortizable intangible assets:
Telecommunication licenses	4,920	—	4,920
Trademarks and other	295	—	295
Total	$1,152,434	$(185,861)	$966,573
Amortization expense was $45.4 million and $90.6 million for the three and six months ended June 30, 2021, respectively, and $20.6 million and $40.9 million for the three and six months ended June 30, 2020, respectively.
Total estimated future amortization expense is as follows:

As of June 30, 2021
Year Ended December 31,	(In thousands)
2021 (remaining six months)	$92,810
2022	173,946
2023	170,636
2024	165,062
2025	161,531
Thereafter	144,108
Total	$908,093

9. Accrued Expenses and Other Liabilities
Accrued expenses and other current liabilities consisted of the following:

	As of	As of
	June 30,	December 31,
	2021	2020
	(In thousands)
Accrued payroll and related	$63,154	$54,683
Accrued bonus and commission	29,319	25,341
Accrued cost of revenue	96,959	80,620
Sales and other taxes payable	55,914	48,390
ESPP contributions	7,605	6,272
Finance lease liability, current	8,877	9,062
Accrued other expense	69,976	28,527
Total accrued expenses and other current liabilities	$331,804	$252,895

Other long-term liabilities consisted of the following:

	As of	As of
	June 30,	December 31,
	2021	2020
	(In thousands)
Deferred tax liability	$19,380	$13,684
Acquisition holdback	10,623	8,800
Accrued other expenses	17,165	14,149
Total other long-term liabilities	$47,168	$36,633

10. Notes Payable
Long-term debt consisted of the following:

	As of	As of
	June 30,	December 31,
	2021	2020
	(In thousands)
2029 and 2031 Senior Notes
2029 Senior Notes
Principal	$500,000	$—
Unamortized discount	(6,041)	—
Unamortized issuance costs	(1,323)	—
Net carrying amount	492,636	—
2031 Senior Notes
Principal	500,000	—
Unamortized discount	(6,091)	—
Unamortized issuance costs	(1,326)	—
Net carrying amount	492,583	—
Convertible Senior Notes and Capped Call Transactions
Convertible Senior Notes
Principal	—	343,702
Unamortized discount	—	(38,406)
Unamortized issuance costs	—	(3,228)
Net carrying amount	—	302,068
Total long-term debt	$985,219	$302,068
2029 and 2031 Senior Notes
In March 2021, the Company issued $1.0 billion aggregate principal amount of senior notes, consisting of $500.0 million principal amount of 3.625% notes due 2029 (the “2029 Notes”) and $500.0 million principal amount of 3.875% notes due 2031 (the “2031 Notes,” and together with the 2029 Notes, the “Notes”). Initially, none of the Company’s subsidiaries guaranteed the Notes. However, under certain circumstances in the future the Notes can be guaranteed by each of the Company’s material domestic subsidiaries. The 2029 Notes and 2031 Notes will mature on March 15, 2029 and March 15, 2031, respectively. Interest payments are payable semi-annually in arrears on March 15 and September 15 of each year, commencing on September 15, 2021.
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
In certain circumstances involving a change of control event, the Company will be required to make an offer to repurchase all, or, at the holder’s option, any part, of each holder’s notes of that series at 101% of the aggregate principal amount, plus accrued and unpaid interest, as applicable.
The indenture governing the Notes (the “Indenture”) contains covenants limiting the Company’s ability and the ability of its subsidiaries to: (i) create liens on certain assets to secure debt; (ii) grant a subsidiary guarantee of certain debt without also providing a guarantee of the Notes; and (iii) consolidate or merge with or into, or sell or otherwise dispose of all or substantially all of its assets to another person. These covenants are subject to a number of limitations and exceptions. Certain of these covenants will not apply during any period in which the Notes are rated investment grade by either Moody’s Investors Service, Inc. or Standard & Poor’s Ratings Services.

For the three and six months ended June 30, 2021, the interest expense recognized related to the 2029 Notes and 2031 Notes was as follows:

	Three Months Ended June 30,	Six Months Ended June 30,
	2021	2021
	(In thousands)
2029 Notes
Contractual interest expense	$4,531	$5,651
Amortization of debt discount and issuance costs	168	217
Total interest expense - 2029 Notes	4,699	5,868
2031 Notes
Contractual interest expense	4,844	6,041
Amortization of debt discount and issuance costs	127	164
Total interest expense - 2031 Notes	4,971	6,205
Total interest expense	$9,670	$12,073

As of June 30, 2021, the Company was in compliance with all of its financial covenants under the Indenture.
Convertible Senior Notes and Capped Call Transactions
On May 18, 2021, the Company issued a notice of redemption for its Convertible Notes and as of June 30, 2021, redeemed all of the remaining outstanding $261.6 million aggregate principal amount of the Convertible Notes by issuing 3,688,584 shares of its Class A common stock and $52 thousand in cash. Of the $1.3 billion total value of these transactions, $1.0 billion and $255.6 million were allocated to the equity and liability components, respectively, utilizing an effective interest rate to determine the fair value of the liability component. The selected interest rate reflects the Company’s incremental borrowing rate, adjusted for the Company’s credit standing on nonconvertible debt with similar maturity. The extinguishment of these Convertible Notes resulted in a $21.4 million loss that is included in other (expenses) income, net, in the accompanying condensed consolidated statements of operations.
The net carrying amount of the equity component of the Convertible Notes was as follows:

	As of	As of
	June 30,	December 31,
	2021	2020
	(In thousands)
Proceeds allocated to the conversion options (debt discount)	$—	$74,636
Issuance costs	(2,819)	(2,819)
Net carrying amount	$(2,819)	$71,817
The following table sets forth the interest expense recognized related to the Convertible Notes:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In thousands)
Contractual interest expense	$106	$344	$276	$688
Amortization of debt issuance costs	69	484	328	968
Amortization of debt discount	1,287	5,694	4,315	11,388
Total interest expense	$1,462	$6,522	$4,919	$13,044

Concurrently with the above redemption, the Company settled its capped call arrangement that was entered into contemporaneously with the Convertible Notes offering in May 2018. This capped call arrangement is described in detail in the Company’s Annual Report. The capped call arrangement was settled for an aggregate cash consideration of $229.8 million received by the Company and recorded in the additional paid-in-capital, net of $1.4 million transaction costs and $3.2 million realized gain. The gain was primarily driven by the change in the fair value of the Company’s Class A common stock on the transaction settlement date. The gain was recorded in other (expenses) income, net, in the accompanying condensed consolidated statement of operations.
11. Supplemental Balance Sheet Information
A roll‑forward of the Company’s reserves is as follows:
(a)Allowance for doubtful accounts:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In thousands)
Balance, beginning of period	$13,391	$9,085	$12,046	$6,287
Additions	5,987	2,899	9,368	7,160
Write-offs	(3,965)	(1,736)	(6,001)	(3,199)
Balance, end of period	$15,413	$10,248	$15,413	$10,248
(b)Customer credit reserve:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In thousands)
Balance, beginning of period	$17,251	$9,687	$16,783	$6,784
Additions	11,919	13,376	27,385	21,550
Deductions against reserve	(13,003)	(11,532)	(28,001)	(16,803)
Balance, end of period	$16,167	$11,531	$16,167	$11,531

12. Revenue by Geographic Area
Revenue by geographic area is based on the IP address or the mailing address of the customer at the time of registration. The following table sets forth revenue by geographic area:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue by geographic area:	(In thousands)
United States	$452,912	$292,115	$874,443	$553,928
International	216,019	108,734	384,476	211,789
Total	$668,931	$400,849	$1,258,919	$765,717

Percentage of revenue by geographic area:
United States	68%	73%	69%	72%
International	32%	27%	31%	28%
Long-lived assets outside of the United States were not significant.

13. Commitments and Contingencies

(a)Lease and Other Commitments
The Company entered into various non-cancelable operating lease agreements for its facilities with remaining lease terms ranging from less than one year to approximately eight years. See Note 6 to these condensed consolidated financial statements for additional detail on the Company’s operating and finance lease commitments.
Additionally, the Company has non-cancelable contractual commitments with its cloud infrastructure provider, network service providers and other vendors. In the three and six months ended June 30, 2021, the Company entered into several such agreements with terms up to four years for a total purchase commitment of $11.1 million and $438.0 million, respectively.
In February 2021, the Company entered into a Framework Agreement with Syniverse Corporation (“Syniverse”) and Carlyle Partners V Holdings, L.P. (“Carlyle”) (the “Framework Agreement”), pursuant to which Syniverse will issue to the Company shares of Syniverse common stock in consideration for an investment by the Company of up to $750.0 million. In connection with the closing of the investment, the Company and Syniverse will enter into a wholesale agreement, in which Syniverse will process, route and deliver application-to-person messages originating and/or terminating between the Company’s customers and mobile network operators. The investment is expected to result in the Company holding a significant minority equity ownership position in Syniverse, subject to certain adjustments based on the terms of the final agreement. This proposed transaction closing is subject to consummation of certain other transactions by Syniverse, as defined in the Framework Agreement, and other customary closing conditions, including regulatory approvals. The closing is expected to occur before the end of 2021. As of June 30, 2021, the Company has deferred $4.6 million of costs related to this proposed transaction that are recorded in prepaid expenses and other current assets in the accompanying condensed consolidated balance sheet.
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
(c)Indemnification Agreements
The Company has signed indemnification agreements with all of its board members and executive officers. The agreements indemnify the board members and executive officers from claims and expenses of actions brought against the individuals separately or jointly with the Company for certain indemnifiable events. Indemnifiable events generally mean any event or occurrence related to the fact that the board member or the executive officer was or is acting in his or her capacity as a board member or an executive officer for the Company or was or is acting or representing the interests of the Company.
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
As of June 30, 2021 and December 31, 2020, no amounts were accrued related to any outstanding indemnification agreements.

(d)Other Taxes
The Company conducts operations in many tax jurisdictions within and outside the United States. In many of these jurisdictions, non-income-based taxes, such as sales, use, telecommunications, and other local taxes are assessed on the Company’s operations. Prior to March 2017, the Company had not billed nor collected these taxes from its customers and, in accordance with U.S. GAAP, recorded a provision for its tax exposure in these jurisdictions when it was both probable that a liability had been incurred and the amount of the exposure could be reasonably estimated. These estimates included several key assumptions including, but not limited to, the taxability of the Company’s services, the jurisdictions in which its management believes it had nexus, and the sourcing of revenues to those jurisdictions. Starting in March 2017, the Company began collecting these taxes from customers in certain jurisdictions and since then has expanded to collect taxes in most jurisdictions where the Company operates. The Company is also in discussions with certain jurisdictions regarding its prior sales and other taxes, if any, that it may owe. In the event any of these jurisdictions disagree with management’s assumptions and analysis, the assessment of the Company’s tax exposure could differ materially from management’s current estimates. For example, one jurisdiction has assessed the Company for $38.8 million in taxes, including interest and penalties, which exceeded the $11.5 million the Company had accrued for the period covered by this assessment. The Company believes that this assessment is incorrect and has disputed it, paid the full amount as required by law, and was seeking a refund or settlement. The payment made in excess of the accrued amount is reflected as a deposit in the Company’s accompanying condensed consolidated balance sheets. After failing to reach a settlement, on May 27, 2021, the Company filed a complaint challenging the jurisdiction’s assessment in court. However, litigation is uncertain and a ruling against the Company, or a dismissal of our complaint, may adversely affect its financial position and results of operations.
As of June 30, 2021 and December 31, 2020, the liability recorded for these taxes was $28.8 million and $25.6 million, respectively.
14. Stockholders’ Equity
Preferred Stock
As of June 30, 2021 and December 31, 2020, the Company had authorized 100,000,000 shares of preferred stock, par value $0.001, of which no shares were issued and outstanding.
Common Stock
As of June 30, 2021 and December 31, 2020, the Company had authorized 1,000,000,000 shares of Class A common stock and 100,000,000 shares of Class B common stock, each par value $0.001 per share. As of June 30, 2021, 165,715,499 shares of Class A common stock and 10,218,422 shares of Class B common stock were issued and outstanding. As of December 31, 2020, 153,496,222 shares of Class A common stock and 10,551,302 shares of Class B common stock were issued and outstanding. Holders of Class A and Class B common stock are entitled to one vote per share and 10 votes per share, respectively, and the shares of Class A common stock and Class B common stock are identical, except for voting and conversion rights.
The Company had reserved shares of common stock for issuance as follows:

	As of	As of
	June 30,	December 31,
	2021	2020
Stock options issued and outstanding	4,786,740	5,625,735
Unvested restricted stock units issued and outstanding	7,008,107	7,523,882
Class A common stock reserved for Twilio.org	663,061	707,265
Stock-based awards available for grant under 2016 Plan	25,833,950	18,942,205
Stock-based awards available for grant under ESPP	6,481,649	4,941,281
Class A common stock reserved for the Convertible Notes	—	7,569,731
Total	44,773,507	45,310,099

15. Stock-Based Compensation
The Company’s 2016 Stock Option and Incentive Plan (the “2016 Plan”) provides for granting stock options, restricted stock units (“RSU”), restricted stock awards (“RSA”), stock appreciation rights, unrestricted stock awards, performance share awards, dividend equivalent rights and cash-based awards to its employees, directors and consultants. Certain of the Company’s outstanding equity awards were granted under equity incentive plans that are no longer active but continue to govern the outstanding equity awards granted thereunder.
The Company also offers an Employee Stock Purchase Plan (“ESPP”) to eligible employees. The ESPP provides for separate six-month offering periods beginning in May and November of each year. In the three months ended June 30, 2021 and 2020, 100,107 and 190,642 shares of Class A common stock were purchased under the ESPP, respectively, and 106,054 shares are expected to be purchased in the fourth quarter of 2021.
On January 1, 2021, the shares available for grant under the 2016 Plan and ESPP were automatically increased by 8,202,376 shares and 1,640,475 shares, respectively.
Stock-options and restricted stock units and awards activity under the Company’s equity incentive plans was as follows:
Stock Options

	Number of options outstanding	Weighted- average exercise price (Per share)	Weighted- average remaining contractual term (In years)	Aggregate intrinsic value (In thousands)
Outstanding options as of December 31, 2020	5,070,735	$51.71	6.85	$1,454,222
Granted	249,842	368.82
Exercised	(816,973)	39.06
Forfeited and canceled	(271,864)	117.93
Outstanding options as of June 30, 2021	4,231,740	$68.62	6.43	$1,377,618
Options vested and exercisable as of June 30, 2021	2,573,689	$28.19	5.20	$941,885

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In thousands, except per share amounts)
Aggregate intrinsic value of stock options exercised (1)	$100,425	$338,031	$265,984	$406,390
Total estimated grant date fair value of options vested	$45,873	$17,684	$77,852	$41,020
Weighted-average grant date fair value per share of options granted	$200.05	$93.37	$202.36	$64.06
____________________________________
(1) Aggregate intrinsic value represents the difference between the fair value of the Company’s Class A common stock as reported on the New York Stock Exchange and the exercise price of outstanding “in-the-money” options.
Additionally, as of June 30, 2021, the Company had outstanding 555,000 shares of performance-based stock options with a weighted average exercise price of $31.72, of which 555,000 were vested and exercisable. All performance conditions have been met.

Restricted Stock Units and Awards

	Number of awards outstanding	Weighted- average grant date fair value (Per share)	Aggregate intrinsic value (In thousands)
Unvested RSUs as of December 31, 2020	7,523,882	$131.76	$2,542,858
Granted	1,656,381	342.50
Vested	(1,754,042)	90.57
Forfeited and canceled	(418,114)	150.01
Unvested RSUs as of June 30, 2021	7,008,107	$190.79	$2,762,315
Additionally, as of June 30, 2021, the Company granted 24,697 shares of RSAs with a weighted average grant date fair value of $359.80 per share and aggregate intrinsic value of $9.7 million.
As of June 30, 2021, the Company had 258,554 shares of its Class A common stock in escrow that are subject to future vesting over a period of 2.3 years with a weighted average grant date fair value of $273.38 per share and aggregate intrinsic value of $101.9 million.
As of June 30, 2021, total unrecognized compensation cost was as follows:

	Unrecognized Compensation Cost	Weighted-average remaining period
	(In thousands)	(In years)
Unvested stock options	$203,631	2.4
Unvested restricted stock units and awards	1,217,788	3.1
Class A shares in escrow subject to future vesting	53,019	2.3
ESPP	7,150	0.4
Total	$1,481,588
Valuation Assumptions
The fair value of employee stock options was estimated on the grant date using the following assumptions in the Black-Scholes option pricing model:

	Three Months Ended June 30,		Six Months Ended June 30,
Employee Stock Options:	2021	2020	2021	2020
Fair value of common stock	$316.3 - $367.7	$108.4 - $191.9	$316.30 - $409.20	$108.4 - $191.9
Expected term (in years)	6.08	6.08	6.08	6.08
Expected volatility	59.7%	54.7% - 56.0%	58.3% - 59.7%	51.9% - 56.0%
Risk-free interest rate	1.0% - 1.1%	0.4%	0.8% - 1.1%	0.4% - 1.4%
Dividend rate	—%	—%	—%	—%

	Three Months Ended June 30,		Six Months Ended June 30,
Employee Stock Purchase Plan:	2021	2020	2021	2020
Expected term (in years)	0.50	0.50	0.5	0.5
Expected volatility	58.7%	72.1%	58.7%	72.1%
Risk-free interest rate	0.04%	0.2%	0.04%	0.2%
Dividend rate	—%	—%	—%	—%

Stock-Based Compensation Expense
The Company recorded total stock-based compensation expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In thousands)
Cost of revenue	$3,024	$2,143	$5,741	$3,980
Research and development	58,871	39,841	115,830	73,050
Sales and marketing	47,940	23,086	89,576	43,029
General and administrative	34,333	14,317	70,176	28,353
Total	$144,168	$79,387	$281,323	$148,412
16. Net Loss Per Share Attributable to Common Stockholders
Basic and diluted net loss per common share is presented in conformity with the two-class method required for participating securities and is described in detail in the Company’s Annual Report.
The following table sets forth the calculation of basic and diluted net loss per share attributable to common stockholders during the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net loss attributable to common stockholders (in thousands)	$(227,853)	$(99,923)	$(434,395)	$(194,714)
Weighted-average shares used to compute net loss per share attributable to common stockholders, basic and diluted	173,407,187	141,618,541	170,275,609	140,512,351
Net loss per share attributable to common stockholders, basic and diluted	$(1.31)	$(0.71)	$(2.55)	$(1.39)
The following outstanding shares of common stock equivalents were excluded from the calculation of the diluted net loss per share attributable to common stockholders because their effect would have been anti-dilutive:

	As of June 30,
	2021	2020
Stock options issued and outstanding	4,786,740	5,357,728
Restricted stock units issued and outstanding	7,008,107	8,791,928
Class A common stock reserved for Twilio.org	663,061	751,469
Class A common stock committed under ESPP	106,054	103,132
Convertible senior notes (1)	—	4,331,844
Class A common stock in escrow	75,612	—
Class A common stock in escrow and restricted stock awards subject to future vesting	288,755	—
Total	12,928,329	19,336,101
____________________________________
(1) In the three months ended June 30, 2021, the remaining principal amount of the Convertible Notes was fully redeemed and as of June 30, 2021, no Convertible Notes were outstanding. Refer to Note 10 for further detail on the redemption of these notes. As of June 30, 2020, the Company was using treasury stock method to calculate the dilutive impact of the Convertible Notes because at that time the Company expected to settle the principal amount of these notes in cash and any excess in shares of the Company’s Class A common stock. Effective with the fourth quarter 2020, the Company expected to settle the principal amount of these notes in shares of the Company’s Class A common stock, and since then used the if-converted method for calculating a potential dilutive effect on diluted net income per share, if applicable. As of June 30, 2020, the conversion spread, calculated using the average market price of Class A common stock during the period consistent with the treasury stock method, had a dilutive impact on diluted net income per share of Class A common stock when the average market price of the Company’s Class A common stock for a given period exceeded the conversion price of $70.90 per share.
17. Income Taxes
The Company computes its provision for interim periods by applying an estimated annual effective tax rate to anticipated annual pretax income or loss. The estimated annual effective tax rate is applied to the Company’s year to date income or loss, and is adjusted for discrete items recorded in the period. The Company recorded an income tax provision of $1.3 million and $2.2 million for the three and six months ended June 30, 2021, respectively, and $0.3 million and $1.3 million for the three and six months ended June 30, 2020, respectively.
The provision for income taxes recorded in the three and six months ended June 30, 2021 and 2020 consists primarily of income taxes and withholding taxes in foreign jurisdictions in which the Company conducts business, partially offset by an income tax benefit from the reversal of U.S. deferred tax liabilities related to acquired intangibles from prior year business combinations. The primary difference between the effective tax rate and the federal statutory rate is the full valuation allowance the Company established on the federal, state, and certain foreign net operating losses and credits. The Company continues to maintain a full valuation allowance against its U.S. federal and state net deferred tax assets.
18. Subsequent Events
On July 14, 2021, the Company acquired Zipwhip, Inc. (“Zipwhip”), a trusted partner to carriers and a leading provider of toll-free messaging in the United States, for an aggregate consideration of $850.0 million, subject to certain exceptions and adjustments, in the form of shares of Class A common stock of the Company or cash, as provided by the Agreement and Plan of Merger and Reorganization dated May 16, 2021 (the "Merger Agreement"). Part of the cash consideration was paid to settle the vested stock options and restricted stock units of Zipwhip that were outstanding on the acquisition closing date. The Company assumed all unvested and outstanding stock options and restricted stock units of Zipwhip continuing employees as converted into its own respective equity awards at the conversion ratio provided in the Merger Agreement. During the six months ended June 30, 2021, the Company incurred $2.5 million in expenses related to this transaction.

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
Overview
We are the leader in the cloud communications platform category. We enable developers to build, scale and operate real‑time customer engagement within their software applications. We offer a customer engagement platform with software designed to address specific use cases like account security and contact centers, and a set of Application Programming Interfaces (“APIs”) that handles the higher level communication logic needed for nearly every type of customer engagement. The power, flexibility, and reliability offered by our software building blocks empowers companies of virtually every shape and size to build world-class engagement into their customer experience. For additional detail on the description of our business and products please refer to Part II, Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations", of our Annual Report on Form 10-K filed with the SEC on February 26, 2021 (“Annual Report”).
We have achieved significant growth in recent periods. In the three months ended June 30, 2021 and 2020, our revenue was $668.9 million and $400.8 million, respectively, and our net loss was $227.9 million and $99.9 million, respectively. In the three months ended June 30, 2021 and 2020, our 10 largest Active Customer Accounts generated an aggregate of 12% and 15% of our total revenue, respectively.
Acquisition of Zipwhip, Inc
On July 14, 2021, we acquired Zipwhip, Inc. (“Zipwhip”), a trusted partner to carriers and a leading provider of toll-free messaging in the United States, for an aggregate consideration of $850.0 million, subject to certain exceptions and adjustments, in the form of shares of our Class A common stock or cash, as provided by the Agreement and Plan of Merger and Reorganization dated May 16, 2021 (the "Merger Agreement"). Part of the cash consideration was paid to settle the vested stock options and restricted stock units of Zipwhip that were outstanding on the acquisition closing date. We assumed all unvested and outstanding stock options and restricted stock units of Zipwhip continuing employees as converted into our own respective equity awards at the conversion ratio provided in the Merger Agreement. During the six months ended June 30, 2021, we incurred $2.5 million in expenses related to this transaction.
COVID-19 UPDATE
A novel coronavirus disease (“COVID-19”) was declared a global pandemic during the first quarter of 2020 and has resulted in the imposition of numerous, unprecedented, national and international measures to try to contain the virus, including travel bans and restrictions, shutdowns, quarantines, shelter-in-place and social distancing orders. To prioritize the health and safety of our employees, customers and our community at large, we have either cancelled or shifted our planned events to virtual-only experiences and may determine to alter, postpone or cancel additional customer, employee or industry events in the future. Since mid-March 2020, we have also taken several precautionary measures to protect our employees and contingent workers and help minimize the spread of the virus, including temporarily closing our worldwide offices, requiring all employees and contingent workers to work from home and suspending almost all business travel worldwide for our employees for the time being. As we continue to monitor the progress of vaccination efforts around the world, we plan to commence a phased reopening approach for certain of our offices in the third quarter of 2021, which will include limited capacity and social distancing measures, and only be available to fully-vaccinated employees.
The broader implications of COVID-19 on our results of operations and overall financial performance remain uncertain. The COVID-19 pandemic and its adverse effects have been prevalent in the locations where we, our customers, suppliers or third-party business partners conduct business. In the three months ended June 30, 2021, we experienced stable or increased usage in industries most impacted by COVID-19, including travel, hospitality, and ridesharing, among others. There may be additional impacts to the economy and our business as a result of COVID-19. We expect that there may be some volatility in customer demand and buying habits as the pandemic continues, and we may experience constrained supply or curtailed customer demand that could materially and adversely impact our business, results of operations and financial performance in future periods. Specifically, we may experience impact from delayed sales cycles, including customers and prospective customers delaying contract signing or contract renewals, or reducing budgets or minimum commitments related to the products and services that we offer and changes to consumer behavior that may affect customers who use our products and service for confirmations, notifications, and other use cases. While we are continuing our recruiting efforts, it is possible that the pace of our hiring may slow during the COVID-19 pandemic. See the risk factor titled “The global COVID-19 pandemic may adversely impact our business, results of operations and financial performance” in Part II, Item 1A, “Risk Factors” of this Quarterly Report on Form 10-Q for further discussion of the possible impact of the COVID-19 pandemic on our business, financial condition and results of operations.
Key Business Metrics

	Three Months Ended June 30,
	2021	2020
Number of Active Customer Accounts (as of end date of period) (1)	240,000	200,000
Total Revenue (in thousands) (1)	$668,931	$400,849
Total Revenue Growth Rate (1)	67%	46%
Dollar-Based Net Expansion Rate (2)	135%	132%
____________________
(1) Includes the contributions from our ValueFirst business, acquired March 12, 2021, and Twilio Segment business, acquired November 2, 2020.

(2) Revenue from ValueFirst and Twilio Segment will not impact this calculation until the one-year anniversary of the acquisition.
Number of Active Customer Accounts. We believe that the number of Active Customer Accounts is an important indicator of the growth of our business, the market acceptance of our platform and future revenue trends. We define an “Active Customer Account” at the end of any period as an individual account, as identified by a unique account identifier, for which we have recognized at least $5 of revenue in the last month of the period. We believe that use of our platform by customers at or above the $5 per month threshold is a stronger indicator of potential future engagement than trial usage of our platform or usage at levels below $5 per month. In the three months ended June 30, 2021 and 2020, revenue from Active Customer Accounts represented over 99% of total revenue in each period. A single organization may constitute multiple unique Active Customer Accounts if it has multiple account identifiers, each of which is treated as a separate Active Customer Account.
Dollar‑Based Net Expansion Rate. Our ability to drive growth and generate incremental revenue depends, in part, on our ability to maintain and grow our relationships with existing Active Customer Accounts and to increase their use of the platform. An important way in which we have historically tracked performance in this area is by measuring the Dollar-Based Net Expansion Rate for Active Customer Accounts. Our Dollar-Based Net Expansion Rate increases when such Active Customer Accounts increase their usage of a product, extend their usage of a product to new applications or adopt a new product. Our Dollar-Based Net Expansion Rate decreases when such Active Customer Accounts cease or reduce their usage of a product or when we lower usage prices on a product. As our customers grow their businesses and extend the use of our platform, they sometimes create multiple customer accounts with us for operational or other reasons. As such, when we identify a significant customer organization (defined as a single customer organization generating more than 1% of revenue in a quarterly reporting period) that has created a new Active Customer Account, this new Active Customer Account is tied to, and revenue from this new Active Customer Account is included with, the original Active Customer Account for the purposes of calculating this metric. We believe that measuring Dollar-Based Net Expansion Rate provides a meaningful indication of the performance of our efforts to increase revenue from existing customers.
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

Key Components of Statements of Operations
Revenue. We derive our revenue primarily from usage‑based fees earned from customers using the software products within our Channel APIs. These usage‑based software products include offerings such as Programmable Messaging, Programmable Voice and Programmable Video, among others. Some examples of the usage‑based fees for which we charge include the number of text messages sent or received using our Programmable Messaging products, minutes of call duration activity for our Programmable Voice products, and number of authentications for our Verify product. In the three months ended June 30, 2021 and 2020, we generated 72% and 76% of our revenue, respectively, from usage‑based fees. We also earn monthly flat fees from certain fee‑based products, such as our Email API, Marketing Campaigns, Twilio Flex, our cloud contact center platform, and Twilio Segment, our customer data platform.
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
Provision for Income Taxes. Our income tax provision or benefit for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items occurring in the quarter. The primary difference between our effective tax rate and the federal statutory rate relates to the full valuation allowance the Company established on the federal, state and certain foreign net operating losses and credits.

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
Non‑GAAP Gross Profit and Non‑GAAP Gross Margin. For the periods presented, we define non‑GAAP gross profit and non‑GAAP gross margin as GAAP gross profit and GAAP gross margin, respectively, adjusted to exclude, as applicable, certain expenses as presented in the table below:

	Three Months Ended June 30,
	2021	2020
Reconciliation:	(In thousands)
Gross profit	$331,247	$209,131
Gross margin	50%	52%
Non-GAAP adjustments:
Stock-based compensation	3,024	2,143
Amortization of acquired intangibles	26,204	12,695
Non-GAAP gross profit	$360,475	$223,969
Non-GAAP gross margin	54%	56%

Non‑GAAP Operating Expenses. For the periods presented, we define non‑GAAP operating expenses (including categories of operating expenses) as GAAP operating expenses (and categories of operating expenses) adjusted to exclude, as applicable, certain expenses as presented in the table below:

	Three Months Ended June 30,
	2021	2020
Reconciliation:	(In thousands)
Operating expenses	$533,521	$311,775
Non-GAAP adjustments:
Stock-based compensation	(141,144)	(77,244)
Amortization of acquired intangibles	(19,150)	(7,900)
Acquisition-related expenses	(2,836)	(21)
Charitable contributions	(6,789)	(3,972)
Payroll taxes related to stock-based compensation	(7,329)	(8,178)
Non-GAAP operating expenses	$356,273	$214,460
Non‑GAAP Income from Operations and Non‑GAAP Operating Margin. For the periods presented, we define non‑GAAP income from operations and non‑GAAP operating margin as GAAP loss from operations and GAAP operating margin, respectively, adjusted to exclude, as applicable, certain expenses as presented in the table below:

	Three Months Ended June 30,
	2021	2020
Reconciliation:	(In thousands)
Loss from operations	$(202,274)	$(102,644)
Operating margin	(30)%	(26)%
Non-GAAP adjustments:
Stock-based compensation	144,168	79,387
Amortization of acquired intangibles	45,354	20,595
Acquisition-related expenses	2,836	21
Charitable contributions	6,789	3,972
Payroll taxes related to stock-based compensation	7,329	8,178
Non-GAAP income from operations	$4,202	$9,509
Non-GAAP operating margin	1%	2%

Results of Operations
The following tables set forth our results of operations for the periods presented and as a percentage of our total revenue for those periods. The period-to-period comparison of our historical results are not necessarily indicative of the results that may be expected in the future.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Condensed Consolidated Statements of Operations Data:	(In thousands)
Revenue	$668,931	$400,849	$1,258,919	$765,717
Cost of revenue (1) (2)	337,684	191,718	629,368	363,051
Gross profit	331,247	209,131	629,551	402,666
Operating expenses:
Research and development (1) (2)	181,280	120,701	356,080	235,040
Sales and marketing (1) (2)	238,058	129,823	448,648	246,545
General and administrative (1) (2)	114,183	61,251	224,436	116,421
Total operating expenses	533,521	311,775	1,029,164	598,006
Loss from operations	(202,274)	(102,644)	(399,613)	(195,340)
Other (expenses) income, net	(24,293)	3,015	(32,606)	1,897
Loss before provision for income taxes	(226,567)	(99,629)	(432,219)	(193,443)
Provision for income taxes	(1,286)	(294)	(2,176)	(1,271)
Net loss attributable to common stockholders	$(227,853)	$(99,923)	$(434,395)	$(194,714)
____________________________________
(1) Includes stock-based compensation expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In thousands)
Cost of revenue	$3,024	$2,143	$5,741	$3,980
Research and development	58,871	39,841	115,830	73,050
Sales and marketing	47,940	23,086	89,576	43,029
General and administrative	34,333	14,317	70,176	28,353
Total	$144,168	$79,387	$281,323	$148,412
____________________________________
(2) Includes amortization of acquired intangibles as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In thousands)
Cost of revenue	$26,204	$12,695	$52,546	$25,076
Research and development	378	—	378	—
Sales and marketing	18,762	7,889	37,456	15,753
General and administrative	10	11	125	58
Total	$45,354	$20,595	$90,505	$40,887

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Condensed Consolidated Statements of Operations, as a percentage of revenue: **
Revenue	100%	100%	100%	100%
Cost of revenue	50	48	50	47
Gross profit	50	52	50	53
Operating expenses:
Research and development	27	30	28	31
Sales and marketing	36	32	36	32
General and administrative	17	15	18	15
Total operating expenses	80	78	82	78
Loss from operations	(30)	(26)	(32)	(26)
Other (expenses) income, net	(4)	1	(3)	*
Loss before provision for income taxes	(34)	(25)	(34)	(25)
Provision for income taxes	*	*	*	*
Net loss attributable to common stockholders	(34%)	(25%)	(35%)	(25%)
____________________________________
* Less than 0.5% of revenue.
** Columns may not add up to 100% due to rounding.
Comparison of the Three Months Ended June 30, 2021 and 2020
Revenue

	Three Months Ended June 30,
	2021	2020	Change
	(Dollars in thousands)
Total Revenue	$668,931	$400,849	$268,082	67%
In the three months ended June 30, 2021, total revenue increased by $268.1 million, or 67%, compared to the same period last year. This increase was primarily attributable to an increase in the usage of our products, particularly our Programmable Messaging products and Programmable Voice products, the adoption of additional products by our existing customers, and revenue contribution from the acquisition of our Twilio Segment business. The change in usage was reflected in our Dollar‑Based Net Expansion Rate of 135% for the three months ended June 30, 2021. The increase in usage was also attributable to a 20% increase in the number of Active Customer Accounts, from over 200,000 as of June 30, 2020, to over 240,000 as of June 30, 2021, which was also positively impacted by the customer accounts added through our recent acquisitions.
In the three months ended June 30, 2021, U.S. revenue and international revenue represented $452.9 million or 68%, and $216.0 million, or 32%, respectively, of total revenue. In the three months ended June 30, 2020, U.S. revenue and international revenue represented $292.1 million, or 73%, and $108.7 million, or 27%, respectively, of total revenue. The increase in international revenue was attributable to the growth in usage of our products, particularly our Programmable Messaging products and Programmable Voice products, by our existing international Active Customer Accounts; a 17% increase in the number of international Active Customer Accounts driven in part by our focus on expanding our sales to customers outside of the United States; and revenue contribution from our recent acquisitions.

Cost of Revenue and Gross Margin

	Three Months Ended June 30,
	2021	2020	Change
	(Dollars in thousands)
Cost of revenue	$337,684	$191,718	$145,966	76%
Gross margin	50%	52%
In the three months ended June 30, 2021, cost of revenue increased by $146.0 million, or 76%, compared to the same period last year. The increase in cost of revenue was primarily attributable to a $120.3 million increase in network service providers’ costs and a $2.9 million increase in cloud infrastructure fees, both to support the growth in usage of our products. The increase was also due to a $13.5 million increase in the amortization expense of intangible assets that we acquired through business combinations.
In the three months ended June 30, 2021, gross margin percentage declined compared to the same period last year. This decline was primarily driven by a re-acceleration in growth of our messaging business, an increase in amortization expense related to acquired intangible assets, the impact of an increasing mix of international product usage and an increase in network service provider fees in certain geographies. These declines were partially offset by the impact of the acquisition of the Twilio Segment business and certain operational improvements.
Operating Expenses

	Three Months Ended June 30,
	2021	2020	Change
	(Dollars in thousands)
Research and development	$181,280	$120,701	$60,579	50%
Sales and marketing	238,058	129,823	108,235	83%
General and administrative	114,183	61,251	52,932	86%
Total operating expenses	$533,521	$311,775	$221,746	71%
In the three months ended June 30, 2021, research and development expenses increased by $60.6 million, or 50%, compared to the same period last year. The increase was primarily attributable to a $52.8 million increase in personnel costs, net of a $3.8 million increase in capitalized software development costs, largely as a result of a 67% average increase in our research and development headcount, as we continued to focus on enhancing our existing products, introducing new products as well as enhancing product management and other technical functions. The increase was also due to a $2.3 million increase in our cloud infrastructure fees related to staging and development of our products. In addition, the three months ended June 30, 2021 included research and development expenses and the impact of growth in the headcount, from our recent acquisitions.
In the three months ended June 30, 2021, sales and marketing expenses increased by $108.2 million, or 83%, compared to the same period last year. The increase was primarily attributable to a $76.7 million increase in personnel costs, largely as a result of a 102% average increase in sales and marketing headcount, as we continued to expand our sales efforts in the United States and abroad. The increase was also due to a $10.9 million increase related to the amortization of acquired intangible assets and a $9.2 million increase in advertising expenses. In addition, the three months ended June 30, 2021 included sales and marketing expenses and the impact of growth in the headcount from our recent acquisitions.
In the three months ended June 30, 2021, general and administrative expenses increased by $52.9 million, or 86%, compared to the same period last year. The increase was primarily attributable to a $34.5 million increase in personnel costs, largely as a result of a 103% average increase in general and administrative headcount, to support the growth of our business domestically and internationally. The increase was also due to a $2.8 million increase in charitable contributions, a $2.8 million increase in professional services fees related to our acquisitions of other businesses, and a $2.7 million increase in other professional services fee incurred in the ordinary course of business. Further, the three months ended June 30, 2021 included general and administrative expenses and the impact of growth in the headcount from our acquisition of the Twilio Segment business on November 2, 2020.

Comparison of the Six Months Ended June 30, 2021 and 2020
Revenue

	Six Months Ended June 30,
	2021	2020	Change
	(Dollars in thousands)
Total Revenue	$1,258,919	$765,717	$493,202	64%
In the six months ended June 30, 2021, total revenue increased by $493.2 million, or 64%, compared to the same period last year. This increase was primarily attributable to an increase in the usage of our products, particularly our Programmable Messaging products and Programmable Voice products, the adoption of additional products by our existing customers, and revenue contribution from the acquisition of our Twilio Segment business. The change in usage was reflected in our Dollar‑Based Net Expansion Rate of 134% for the six months ended June 30, 2021. The increase in usage was also attributable to a 20% increase in the number of Active Customer Accounts, from over 200,000 as of June 30, 2020, to over 240,000 as of June 30, 2021, which was also positively impacted by the customer accounts added through our recent acquisitions.
In the six months ended June 30, 2021, U.S. revenue and international revenue represented $874.4 million or 69%, and $384.5 million, or 31%, respectively, of total revenue. In the six months ended June 30, 2020, U.S. revenue and international revenue represented $553.9 million, or 72%, and $211.8 million, or 28%, respectively, of total revenue. The increase in international revenue was attributable to the growth in usage of our products, particularly our Programmable Messaging products and Programmable Voice products, by our existing international Active Customer Accounts; a 17% increase in the number of international Active Customer Accounts driven in part by our focus on expanding our sales to customers outside of the United States; and revenue contribution from our recent acquisitions.
Cost of Revenue and Gross Margin

	Six Months Ended June 30,
	2021	2020	Change
	(Dollars in thousands)
Cost of revenue	$629,368	$363,051	$266,317	73%
Gross margin	50%	53%
In the six months ended June 30, 2021, cost of revenue increased by $266.3 million, or 73%, compared to the same period last year. The increase in cost of revenue was primarily attributable to a $205.5 million increase in network service providers’ costs and a $16.7 million increase in cloud infrastructure fees, both to support the growth in usage of our products. The increase was also due to a $27.5 million increase in the amortization expense of intangible assets that we acquired through business combinations.
In the six months ended June 30, 2021, gross margin percentage declined compared to the same period last year. This decline was primarily driven by a re-acceleration in growth of our messaging business, an increase in amortization expense related to acquired intangible assets, the impact of an increasing mix of international product usage and an increase in network service provider fees in certain geographies. These declines were partially offset by the impact of the acquisition of the Twilio Segment business and certain operational improvements.

Operating Expenses

	Six Months Ended June 30,
	2021	2020	Change
	(Dollars in thousands)
Research and development	$356,080	$235,040	$121,040	51%
Sales and marketing	448,648	246,545	202,103	82%
General and administrative	224,436	116,421	108,015	93%
Total operating expenses	$1,029,164	$598,006	$431,158	72%
In the six months ended June 30, 2021, research and development expenses increased by $121.0 million, or 51%, compared to the same period last year. The increase was primarily attributable to a $104.5 million increase in personnel costs, net of a $6.9 million increase in capitalized software development costs, largely as a result of a 59% average increase in our research and development headcount, as we continued to focus on enhancing our existing products, introducing new products as well as enhancing product management and other technical functions. The increase was also due to a $5.2 million increase in our cloud infrastructure fees related to staging and development of our products. In addition, the six months ended June 30, 2021 included research and development expenses and the impact of growth in the headcount, from our recent acquisitions.
In the six months ended June 30, 2021, sales and marketing expenses increased by $202.1 million, or 82%, compared to the same period last year. The increase was primarily attributable to a $141.0 million increase in personnel costs, largely as a result of a 92% average increase in sales and marketing headcount, as we continued to expand our sales efforts in the United States and abroad. The increase was also due to a $21.7 million increase related to the amortization of acquired intangible assets and a $15.6 million increase in advertising expenses. In addition, the six months ended June 30, 2021 included sales and marketing expenses and the impact of growth in the headcount from our recent acquisitions.
In the six months ended June 30, 2021, general and administrative expenses increased by $108.0 million, or 93%, compared to the same period last year. The increase was primarily attributable to a $70.7 million increase in personnel costs, largely as a result of a 93% average increase in general and administrative headcount, to support the growth of our business domestically and internationally. The increase was also due to a $9.5 million increase in charitable contributions, a $5.3 million increase in professional service fees related to our acquisitions of other businesses, and a $4.9 million increase in other professional services fees incurred in the ordinary course of business. Further, the six months ended June 30, 2021 included general and administrative expenses and the impact of growth in the headcount from our recent acquisitions.
Liquidity and Capital Resources
Our principal sources of liquidity have been (i) the net proceeds of $979.0 million, $1.4 billion and $1.8 billion, net of underwriting discounts and offering expenses paid by us, from our public equity offerings in June 2019, August 2020 and February 2021, respectively; (ii) the net proceeds of approximately $537.0 million, after deducting purchaser discounts and debt issuance costs paid by us, from the issuance of our Convertible Notes in May 2018; (iii) the aggregate net proceeds of approximately $985.1 million, after deducting purchaser discounts and debt issuance costs paid or payable by us, from the issuance of our 2029 Notes and 2031 Notes in March 2021; and (iv) the payments received from customers using our products.
We believe that our cash, cash equivalents and marketable securities balances, as well as the cash flows generated by our operations, will be sufficient to satisfy our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. However, our belief may prove to be incorrect, and we could utilize our available financial resources sooner than we currently expect. Our future capital requirements and the adequacy of available funds will depend on many factors, including those set forth in Part II, Item 1A, “Risk Factors.” We may be required to seek additional equity or debt financing in order to meet these future capital requirements. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us, or at all. If we are unable to raise additional capital when desired, our business, results of operations and financial condition would be adversely affected. Additionally, cash from operations could also be affected by various risks and uncertainties in connection with the COVID-19 pandemic, including timing and ability to collect payments from our customers and other risks detailed in Part II, Item 1A, “Risk Factors.”

Cash Flows
The following table summarizes our cash flows:

	Six Months Ended June 30,
	2021	2020
	(In thousands)
Cash provided by operating activities	$26,222	$13,911
Cash (used in) provided by investing activities	(2,181,489)	144,765
Cash provided by financing activities	3,024,856	63,289
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(143)	—
Net increase in cash, cash equivalents and restricted cash	$869,446	$221,965
Cash Flows from Operating Activities
In the six months ended June 30, 2021, cash provided by operating activities consisted primarily of our net loss of $434.4 million adjusted for non-cash items, including $281.3 million of stock-based compensation expense, $119.4 million of depreciation and amortization expense, $16.2 million of donated common stock, $29.0 million loss on extinguishment of our Convertible Notes, $5.1 million amortization of the debt discount and issuance costs, $23.2 million of non-cash reduction to our operating right-of-use asset, $12.4 million amortization of deferred commissions, a $7.7 million increase in our allowance for credit losses, and $48.1 million of cumulative changes in operating assets and liabilities. With respect to changes in operating assets and liabilities, accounts receivable and prepaid expenses increased $86.3 million primarily due to the timing of cash receipts from certain of our larger customers, pre-payments for cloud infrastructure fees and certain operating expenses. Accounts payable and other current liabilities increased $93.0 million primarily due to increases in transaction volumes. Operating lease liability decreased $23.6 million due to payments made against our operating lease obligations. Other long-term assets increased $39.1 million primarily due to an increase in the sales commissions balances related to the growth of our business.
In the six months ended June 30, 2020, cash provided by operating activities consisted primarily of our net loss of $194.7 million adjusted for non-cash items, including $148.4 million of stock-based compensation expense, $64.8 million of depreciation and amortization expense, $17.8 million of reduction to our operating right-of-use asset, $12.4 million in amortization of debt discount and issuance costs, a $7.1 million increase in allowance for credit losses and $55.0 million of cumulative changes in operating assets and liabilities. With respect to changes in operating assets and liabilities, accounts receivable and prepaid expenses increased $59.8 million primarily due to the timing of cash receipts from our customers, pre-payments for cloud infrastructure fees and certain operating expenses. Accounts payable and other current liabilities increased $35.9 million primarily due to increases in transaction volumes. Our operating right-of-use liability decreased $16.3 million due to payments made against our operating lease obligations. Our long-term assets increased $19.8 million primarily due to an increase in the deferred sales commissions balances related to the growth of our business.
Cash Flows from Investing Activities
In the six months ended June 30, 2021, cash used in investing activities was $2.2 billion primarily consisting of $2.1 billion of purchases of marketable securities and other investments, net of maturities and sales, $94.2 million of net cash paid to acquire other businesses, $21.8 million related to capitalized software development costs and $12.1 million related to purchases of long-lived assets.
In the six months ended June 30, 2020, cash provided by investing activities was $144.8 million primarily consisting of $177.9 million of maturities and sales of marketable securities and other investments, net of purchases, $17.7 million related to capitalized software development costs and $12.8 million related to purchases of long-lived assets.

Cash Flows from Financing Activities
In the six months ended June 30, 2021, cash provided by financing activities was $3.0 billion primarily consisting of $1.8 billion in net proceeds from our public equity offering, $986.1 million in net proceeds from the issuance of our 2029 Notes and 2031 Notes, as described in Note 10 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, and $55.6 million in proceeds from stock options exercised by our employees and shares issued under our employee stock purchase plan. This was offset by $6.7 million in principal payments made on finance leases and $4.7 million related to the value of equity awards withheld to settle tax liabilities.
In the six months ended June 30, 2020, cash provided by financing activities was $63.3 million primarily consisting of $69.9 million in proceeds from stock options exercised by our employees and shares issued under our employee stock purchase plan. This was offset by $3.8 million in principal payments on financing leases and $2.8 million related to the value of equity awards withheld to settle tax liabilities.
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
Other than the adoption of our derivatives and hedging policy, as further described in Note 2(e) to our unaudited condensed consolidated financial statements includes elsewhere in this Quarterly Report on Form 10-Q, there have been no changes to our critical accounting policies as described in our Annual Report on Form 10-K filed with the SEC on February 26, 2021.
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
Contractual Obligations and Other Commitments
Our principal commitments consist of obligations under our 2029 Notes and 2031 Notes, our operating leases for office space and our contractual commitments to our cloud infrastructure and network service providers. In the three and six months ended June 30, 2021, we entered into several non-cancelable vendor agreements with terms up to four years for a total purchase commitment of $11.1 million and $438.0 million, respectively.
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
Interest Rate Risk
We had cash and cash equivalents of $1.8 billion and marketable securities of $4.1 billion as of June 30, 2021. Cash and cash equivalents consist of bank deposits and money market funds. Marketable securities consist primarily of U.S. treasury securities and high credit quality corporate debt securities. The cash and cash equivalents and marketable securities are held for working capital purposes. Such interest‑earning instruments carry a degree of interest rate risk. To date, fluctuations in interest income have not been significant. The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. Due to the short‑term nature of our investments, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. A hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our unaudited condensed consolidated financial statements.
In May 2018, we issued $550.0 million aggregate principal amount of Convertible Notes, which were fully redeemed as of June 2, 2021, as further described in Note 10 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
In March 2021, we issued and sold $1.0 billion aggregate principal amount of our 2029 Notes and 2031 Notes carrying fixed interest rates of 3.625% and 3.875%, respectively.
Currency Exchange Risks
The functional currency of most of our foreign subsidiaries is the U.S. dollar. The local currencies of our foreign subsidiaries are the Australian dollar, the Bermuda dollar, the Brazilian real, the British pound, the Canadian dollar, the Columbian peso, the Czech Republic koruna, the Euro, the Hong Kong dollar, the Indian rupee, the Japanese yen, the Mexican Peso, the Serbian dinar, the Singapore dollar and the Swedish krona.
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
Due to our exposure to market risks that may result from changes in foreign currency exchange rates, we enter into foreign currency derivative hedging transactions to mitigate these risks. For further information, refer to Note 2(e) and Note 4 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
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

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2021, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
(b)    Changes in Internal Control
There were no changes in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15 (d) and 15d-15 (d) of the Exchange Act that occurred during the quarter ended June 30, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
Refer to Note 13(b) of our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for a description of our current material legal proceedings.
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
•the impact of the global COVID-19 pandemic;
•new and unproven markets for our products and platform;
•our ability to effectively manage our rapid growth;
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
•our ability to compete effectively in the markets in which we participate;
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
•our ability to provide monthly uptime service level commitments of a minimum of 99.95% under our agreements with customers;
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
•our ability to realize the potential benefits from our recent acquisitions, partnerships and investments due to our ability to integrate acquired businesses and technologies successfully or to achieve the expected benefits of such acquisitions, partnerships and investments;
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
•requirement of a significant amount of cash to service our future debt; and,
•our ability to raise the funds necessary for the repayment of the 2029 Notes and 2031 Notes for cash.
Risks Related to Our Business and Our Industry
The global COVID-19 pandemic may adversely impact our business, results of operations and financial performance.
The COVID-19 pandemic and efforts to control its spread have significantly curtailed the movement of people, goods and services worldwide, including in most or all of the regions in which we sell our products and services and conduct our business operations. While the duration and severity of the COVID-19 outbreak and the degree and duration of its impact on our business continues to be uncertain and difficult to predict, compliance with social distancing and shelter-in-place measures have impacted our day-to-day operations. Like many other companies, including our customers and prospective customers, our employees generally continue to work from home and we have restricted certain business travel for the time being. Additionally, in response to the COVID-19 pandemic, we held SIGNAL, our annual developer and customer conference, on September 30, 2020 and October 1, 2020, as a virtual event. We have also cancelled, postponed, or shifted other planned events to virtual-only experiences and we may deem it advisable to similarly alter, postpone or cancel entirely additional customer, employee or industry events in the future.
The continued spread of COVID-19 has had an adverse impact on the business of some of our customers while other customers in certain industries have seen an increase in customer demand. COVID-19 could still have an adverse impact on our business partners and third-party business partners. The continuing crisis could also potentially lead to an ongoing global economic downturn, which could result in constrained supply or reduced customer demand and willingness to enter into or renew contracts with us, any of which could adversely impact our business, results of operations and overall financial performance in future periods. Specifically, we often enter into annual or multi-year, minimum commitment arrangements with our customers. If customers fail to pay us or reduce their spending with us, we may be adversely affected by an inability to collect amounts due, the cost of enforcing the terms of our contracts, including litigation, or a reduction in revenue. We may also experience impact from delayed sales cycles, including customers and prospective customers delaying contract signing or contract renewals, or reducing budgets or minimum commitments related to the product and services that we offer. In addition, as companies continue to support a fully remote workforce, and begin to adapt to hybrid work environments, and as individuals increasingly utilize voice, video and messaging for their communication needs, there will be increased strain and demand for telecommunications infrastructure, including our voice, video and messaging products. Supporting increased demand will require us to make additional investments to increase network capacity, the availability of which may be limited. For example, if the data centers that we rely on for our cloud infrastructure and the network service providers that we interconnect with are unable to keep up with capacity needs or if governmental or regulatory authorities determine to limit our bandwidth, customers may experience delays, interruptions or outages in service. From time to time, including during the COVID-19 pandemic, our data center suppliers and our network service providers have had some outages which resulted in disruptions to service for some of our customers. In certain jurisdictions, governmental and regulatory authorities had announced that during the COVID-19 pandemic, telecommunications operators' implementation of traffic management measures may be justified to avoid network congestion. Such traffic management measures could result in customers experiencing delays, interruptions or outages in services. Any of these events could harm our reputation, erode customer trust, cause customers to stop using our products, impair our ability to increase revenue from existing customers, impair our ability to grow our customer base, subject us to financial penalties and liabilities under our service level agreements and otherwise harm our business, results of operations and financial condition.
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
We have experienced substantial growth in our business since inception. For example, our headcount has grown from 3,284 employees on June 30, 2020 to 6,334 employees on June 30, 2021. We have moved to a virtual on-boarding process since the imposition of COVID-19 restrictions on certain business activities. In addition, we are rapidly expanding our international operations. Our international headcount grew from 924 employees as of June 30, 2020 to 2,250 employees as of June 30, 2021. We expect to continue to expand our international operations in the future. We have also experienced significant growth in the number of customers, usage and amount of data that our platform and associated infrastructure support. This growth has placed and may continue to place significant demands on our corporate culture, operational infrastructure and management, particularly in light of virtual on-boarding and limited connectivity.
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
Our actual or perceived failure to comply with increasingly stringent laws, regulations and contractual obligations relating to privacy, data protection and data security could harm our reputation and subject us to significant fines and liability.
We and our customers are subject to numerous domestic and foreign privacy, data protection and data security laws and regulations that restrict the collection, use, disclosure and processing of personal information, including financial and health data. These laws and regulations are evolving, are being tested in courts, may result in increasing regulatory and public scrutiny of our practices relating to personal information and may increase our exposure to regulatory enforcement action, sanctions and litigation.
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
For example, the EU adopted the GDPR, which took effect on May 25, 2018, and imposes stringent penalties for noncompliance. Companies that violate the GDPR can face private litigation, restrictions or prohibitions on data processing, and fines of up to the greater of €20 million or 4% of global annual revenues. The GDPR imposes comprehensive privacy, data protection and data security obligations on businesses and requires service providers (data processors) processing personal information on behalf of customers to, among other things, make contractual privacy, data protection and data security commitments, cooperate with European data protection authorities, implement security measures, give data breach notifications, and keep records of personal information processing activities. EU member states also have national laws restricting direct marketing communications and the use of cookies and similar technologies. If our efforts to comply with GDPR or other applicable EU laws and regulations are not successful, we may be subject to significant fines and restrictions on our ability to process personal information as needed to provide our product and services, which could impede our ability to conduct business in the EU, reduce demand for our services and adversely impact our business and results of operations.
We have in the past relied on various transfer safeguards, including the EU-U.S. and the Swiss-U.S. Privacy Shield frameworks, to legitimize data transfers from the European Economic Area (“EEA”). However, on July 16, 2020, the Court of Justice of the European Union, in a decision known as “Schrems II”, invalidated the EU-U.S. Privacy Shield and raised questions about whether one of the primary alternatives to the EU-U.S. Privacy Shield, the European Commission's Standard Contractual Clauses, can lawfully be used for personal information transfers from Europe to the United States or most other countries. At present, there are few viable alternatives to the Standard Contractual Clauses and there is uncertainty as to how personal information can be transferred from the EEA to the U.S. in compliance with the GDPR.
Subsequent interpretive guidance from the European Data Protection Board on July 24, 2020 extended the Court of Justice's guidance regarding the use of Standard Contractual Clauses as a transfer safeguard to the use of Binding Corporate Rules, which serve as Twilio's primary mechanism to legitimize data transfers from the EEA to other jurisdictions, including the U.S. Following the Schrems II decision, data transfers from the EEA are required to be assessed on a case-by-case basis, taking into account the legal regime applicable in the destination country, in particular applicable surveillance laws and rights of individuals, and supplementary technical, organizational and/or contractual measures may need to be put in place. Because our primary data processing facilities are currently in the U.S. we have experienced hesitancy, reluctance, or refusal by European or multinational customers to continue to use our services due to the potential risk posed to such customers as a result of the Court of Justice ruling and subsequent interpretive guidance from the European Data Protection Board. We and our customers are at risk of enforcement actions taken by an EU data protection authority until such point in time that we are able to ensure that all data transfers to us from the EEA are legitimized. Similarly, the Swiss data protection authority determined the Swiss-U.S. Privacy Shield was no longer sufficient for the U.S. to be deemed adequate as a data transfer party and also raised questions about the viability of the Standard Contractual Clauses as a mechanism for transferring personal information out of Switzerland. Israel, which had allowed transfers of Israeli personal information to the U.S. based on the EU-U.S. Privacy Shield, has also declared that it is no longer a valid basis for transfer of personal information from Israel to the U.S.
While we are actively working to increase our data processing capabilities in Europe and other countries, if we are unable to increase those capabilities fast enough and other valid solutions for personal information transfers to the United States or other countries are not available or are difficult to implement in the interim, we will likely face continuing reluctance from European and multinational customers to use our services and increased exposure to regulatory actions, substantial fines and injunctions against processing or transferring personal information from Europe. Inability to transfer personal information from Europe or other countries has decreased and may continue to decrease demand for our products and services if affected customers seek alternatives that do not involve such transfers.
Regulation of privacy, data protection and data security has also become more stringent in the United States. For example, the California Consumer Privacy Act (“CCPA”), which took effect on January 1, 2020, gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. The CCPA may increase our compliance costs and potential liability. Some observers have noted that the CCPA could mark the beginning of a trend toward more stringent state privacy, data protection and data security legislation in the U.S., which could increase our potential liability and adversely affect our business. The CCPA will be expanded substantially on January 1, 2023, when the California Privacy Rights Act of 2020 (“CPRA”) becomes fully operative. The CPRA will, among other things, give California residents the ability to limit use of certain sensitive personal information, further restrict the use of cross-contextual advertising, establish restrictions on the retention of personal information, expand the types of data breaches subject to the CCPA’s private right of action, provide for increased penalties for CPRA violations concerning California residents under the age of 16, and establish a new California Privacy Protection Agency to implement and enforce the new law. In addition, both Virginia and Colorado have also passed new privacy legislation in the form of the Virginia Consumer Data Protection Act, effective on January 1, 2023, and the Colorado Privacy Act, effective on July 1, 2023, respectively.
As additional individual U.S. states pass privacy, data protection and data security laws, these laws may place different obligations or limitations on the processing of personal information of individuals in those states, and it will become more complex to comply with these laws and our compliance costs and potential liability may increase.
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

Jurisdictions outside of the United States and the EU are also passing more stringent privacy, data protection and data security laws. For example, on July 8, 2019, Brazil enacted the General Data Protection Law (Lei Geral de Proteção de Dados Pessoais) (Law No. 13,709/2018) (“LGPD”), and on June 5, 2020, Japan passed amendments to its Act on the Protection of Personal Information (“APPI”). Both laws broadly regulate the processing of personal information in a manner comparable to the GDPR, and violators of the LGPD and APPI face substantial penalties.
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
Our ability to grow and generate incremental revenue depends, in part, on our ability to maintain and grow our relationships with existing customers (including any customers acquired in connection with our acquisitions) and to have them increase their usage of our platform. If our customers do not increase their use of our products, then our revenue may decline, and our results of operations may be harmed. Customers are charged based on the usage of our products. Most of our customers do not have long-term contractual financial commitments to us and, therefore, most of our customers may reduce or cease their use of our products at any time without penalty or termination charges. Customers may terminate or reduce their use of our products for any number of reasons, including if they are not satisfied with our products, introduction of new competing products by competitors, the value proposition of our products or our ability to meet their needs and expectations. For example, on February 26, 2021, a critical feature enablement service on our platform became overloaded, which resulted in connection issues across multiple products in our cloud communications platform that affected our customers for a limited number of hours. The service disruption had a widespread impact on our customers’ ability to use several of our products. We incurred certain costs associated with offering credits to our affected customers, but the overall impact was not material to our business. We may also ultimately lose or see reduced utilization of our products by one or more customers as a result of the outage. To protect our system from similar disruptions in the near term, we have significantly increased our server capacity and added additional caching layers to accommodate usage spikes. We also intend to undertake longer term improvements to mitigate against future service disruptions, but there can be no guarantee that these actions or improvements will be effective in preventing or reducing such service disruptions.
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
We have incurred net losses in each year since our inception, including net losses of $227.9 million, $491.0 million and $307.1 million in the six months ended June 30, 2021 and the years ended December 31, 2020 and 2019, respectively. We had an accumulated deficit of $1.6 billion as of June 30, 2021. We expect to continue to expend substantial financial and other resources on, among other things:
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

To deliver our products, we rely on network service providers and internet service providers for our network service and connectivity, and disruption or deterioration in the quality of these services or changes in network service provider fees that we pay in connection with the delivery of communications on our platform could adversely affect our business, results of operations and financial condition.
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
In the six months ended June 30, 2021 and the years ended December 31, 2020 and 2019, we derived 31%, 27% and 29% of our revenue, respectively, from customer accounts located outside the United States. The future success of our business will depend, in part, on our ability to expand our customer base worldwide. While we have been rapidly expanding our sales efforts internationally, our experience in selling our products outside of the United States is limited. Furthermore, our developer-first business model may not be successful or have the same traction outside the United States. As a result, our investment in marketing our products to these potential customers may not be successful. If we are unable to increase the revenue that we derive from international customers, then our business, results of operations and financial condition may be adversely affected.
We are continuing to expand our international operations, which exposes us to significant risks.
We are continuing to expand our international operations to increase our revenue from customers outside of the United States as part of our growth strategy. Between June 30, 2020 and June 30, 2021, our international headcount grew from 924 employees to 2,250 employees. We expect to open additional international offices and hire employees to work at these offices in order to reach new customers and gain access to additional technical talent. Operating in international markets requires significant resources and management attention and will subject us to regulatory, economic and political risks in addition to those we already face in the United States. Because of our limited experience with international operations or with developing and managing sales in international markets, our international expansion efforts may not be successful.
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
•our ability to comply with the GDPR and Brazil's General Data Protection Law (Lei Geral de Proteção de Dados Pessoais) (Law No. 13,709/2018), and laws, regulations and industry standards relating to data privacy, data protection, data localization and data security enacted in countries and other regions in which we operate or do business;
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
•the Telephone Consumer Protection Act, which limits the use of automatic dialing systems for calls and texts, artificial or prerecorded voice messages and fax machines;

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
Similarly, in May 2021 the Biden Administration issued an Executive Order requiring federal agencies to implement additional information technology security measures, including, among other things, requiring agencies to adopt multifactor authentication and encryption for data at rest and in transit to the maximum extent consistent with Federal records laws and other applicable laws. The Executive Order will lead to the development of secure software development practices and/or criteria for a consumer software labeling program, the criteria which will reflect a baseline level of secure practices, for software that is developed and sold to the U.S. federal government. Software developers will be required to provide visibility into their software and make security data publicly available. Due to this Executive Order, federal agencies may require us to modify our cybersecurity practices and policies, thereby increasing our compliance costs. If we are unable to meet the requirements of the Executive Order, our ability to work with the U.S. government may be impaired and may result in a loss of revenue.
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
Our international operations are subject to country-specific governmental regulation and related actions that have increased and will continue to increase our costs or impact our products and platform or prevent us from offering or providing our products in certain countries. Moreover, the regulation of communications platform-as-a-service (“CPaaS”) companies like us is continuing to evolve internationally and many existing regulations may not fully contemplate the CPaaS business model or how they fit into the communications regulatory framework. As a result, interpretation and enforcement of regulations often involve significant uncertainties. In many countries, including those in the European Union, a number of our products or services are subject to licensing and communications regulatory requirements which increases the level of scrutiny and enforcement by regulators. Future legislative, regulatory or judicial actions impacting CPaaS services could also increase the cost and complexity of compliance and expose us to liability. For example, in some countries, some or all of the services we offer are not considered regulated telecommunications services, while in other countries they are subject to telecommunications regulations, including but not limited to payment into universal service funds, licensing fees, provision of emergency services, provision of information to support emergency services and number portability. Specifically, the Australian Communications and Media Authority in 2019 issued a formal finding against several companies, including our Company, for failure to upload data into a centralized database for emergency services and, in the future, regulatory authorities in other jurisdictions in which we operate may also determine that we are a telecommunications company subject to similar regulations. Failure to comply with these regulations could result in our Company being issued remedial directions to undertake independent audits and implement effective systems, processes and practices to ensure compliance, significant fines or being prohibited from providing telecommunications services in a jurisdiction.

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
We typically provide monthly uptime service level commitments of a minimum of 99.95% under our agreements with customers. If we fail to meet these contractual commitments, then our business, results of operations and financial condition could be adversely affected.
Our agreements with customers typically provide for service level commitments. If we suffer extended periods of downtime for our products or platform and we are unable to meet these commitments, then we are contractually obligated to provide a service credit, which is typically 10% of the customer’s amounts due for the month in question. For example, on February 26, 2021, a critical feature enablement service on our platform became overloaded, which resulted in connection issues across multiple products in our cloud communications platform that affected our customers for a limited number of hours. The service disruption had a widespread impact on our customers’ ability to use several of our products. We incurred certain costs associated with offering credits to our affected customers, but the overall impact was not material to our business. We may also ultimately lose or see reduced utilization of our products by one or more customers as a result of the outage. In addition, the performance and availability of AWS or other service providers, which provides our cloud infrastructures is outside of our control and, therefore, we are not in full control of whether we meet our service level commitments. As a result, our business, results of operations and financial condition could be adversely affected if we suffer unscheduled downtime that exceeds the service level commitments we have made to our customers. Any extended service outages could adversely affect our business and reputation and erode customer trust.
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
We depend upon our IT systems to conduct virtually all of our business operations, ranging from our internal operations and research and development activities to our marketing and sales efforts and communications with our customers and business partners. Individuals or entities may attempt to penetrate our network security, or that of our platform, and to cause harm to our business operations, including by misappropriating our proprietary information or that of our customers, employees and business partners or to cause interruptions of our products and platform. In particular, cyberattacks and other malicious internet-based activity continue to increase in frequency and in magnitude generally, and cloud-based companies have been targeted in the past. In addition to threats from traditional computer hackers, malicious code (such as malware, viruses, worms and ransomware), software vulnerabilities, supply chain attacks and vulnerabilities through our third-party partners, employees theft or misuse, password spraying, phishing, credential stuffing and denial-of-service attacks, we also face threats from sophisticated organized crime, nation-state, and nation-state supported actors who engage in attacks (including advanced persistent threat intrusions) that add to the risk to our systems (including those hosted on AWS or other cloud services), internal networks, our customers’ systems and the information that they store and process. While we devote significant financial and employee resources to implement and maintain security measures, because the techniques used by such individuals or entities to access, disrupt or sabotage devices, systems and networks change frequently and may not be recognized until launched against a target, we may be required to make further investments over time to protect data and infrastructure as cybersecurity threats develop, evolve and grow more complex over time. We may also be unable to anticipate these techniques, and we may not become aware in a timely manner of such a security breach, which could exacerbate any damage we experience. Additionally, we depend upon our employees and contractors to appropriately handle confidential and sensitive data, including customer data, and to deploy our IT resources in a safe and secure manner that does not expose our network systems to security breaches or the loss of data. We have been and expect to be subject to cybersecurity threats and incidents, including denial-of-service attacks, employee errors or individual attempts to gain unauthorized access to information systems. Any data security incidents, including internal malfeasance or inadvertent disclosures by our employees or a third party's fraudulent inducement of our employees to disclose information, unauthorized access or usage, virus or similar breach or disruption of us or our service providers, such as AWS, could result in loss of confidential information, damage to our reputation, erosion of customer trust, loss of customers, litigation, regulatory investigations, fines, penalties and other liabilities. Furthermore, we are required to comply with laws and regulations that require us to maintain the security of personal information and we may have contractual and other legal obligations to notify customers or other relevant stakeholders of security breaches. Such disclosures could lead to negative publicity, may cause our customers to lose confidence in the effectiveness of our security measures and require us to expend significant capital and other resources to respond to and/or mitigate the security breach. Accordingly, if our cybersecurity measures or those of AWS or our service providers, fail to protect against unauthorized access, attacks (which may include sophisticated cyberattacks), compromise or the mishandling of data by our employees and contractors, then our reputation, customer trust, business, results of operations and financial condition could be adversely affected.
While we maintain errors, omissions and cyber liability insurance policies covering certain security and privacy damages, we cannot be certain that our existing insurance coverage will continue to be available on acceptable terms or will be available, and in sufficient amounts, to cover the potentially significant losses that may result from a security incident or breach or that the insurer will not deny coverage as to any future claim.
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
In the six months ended June 30, 2021 and the years ended December 31, 2020 and 2019, our 10 largest Active Customer Accounts generated an aggregate of 12%, 14% and 13% of our revenue, respectively. In the event that any of our large customers do not continue to use our products, use fewer of our products, or use our products in a more limited capacity, or not at all, our business, results of operations and financial condition could be adversely affected. Additionally, the usage of our products by customers that do not have long-term contracts with us may change between periods. Those with no long-term contract with us may reduce or fully terminate their usage of our products at any time without notice, penalty or termination charges, which may adversely impact our results of operations.
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
We actively evaluate and consider potential strategic transactions, including acquisitions of, or investments in, businesses, technologies, services, products and other assets in the future. For example, in November 2020, we acquired Segment for a total purchase price of $3.0 billion, of which approximately $2.5 billion represented the value of our Class A common stock issued at closing. The estimated transaction value of $3.2 billion, as previously announced, included certain shares of Class A common stock and assumed equity awards that are subject to future vesting. Accordingly, at closing, our stockholders incurred substantial dilution. Any future acquisitions or strategic transactions may result in additional dilution or require us to take on debt in order to finance any such transactions. For further risks related to the acquisition of Segment, please see below under “Risks Related to the Acquisition of Segment.” We also may enter into relationships with other businesses to expand our products and platform, which could involve preferred or exclusive licenses, additional channels of distribution, discount pricing or investments in other companies, such as our recent proposed investment of up to $750.0 million in Syniverse Corporation.

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
Compliance with new or modified laws and regulations could increase the cost of conducting our business, limit the opportunities to increase our revenues, or prevent us from offering products or services. While we have adopted policies and procedures designed to ensure compliance with applicable laws and regulations, there can be no assurance that our employees, contractors or agents will not violate such laws and regulations. If we are found to have violated laws and regulations, it could materially adversely affect our reputation, financial condition and results of operations.
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
Some of our customers rely on email for commercial solicitation. Other private entities often advocate standards of conduct or practice that significantly exceed current legal requirements and classify certain solicitations that comply with current legal requirements as spam. Some of these entities maintain “denylists” of companies and individuals, and the websites, inbox service providers and IP addresses associated with those entities or individuals that do not adhere to those standards of conduct or practices for commercial solicitations that the denylisting entity believes are appropriate. If a company’s IP addresses are listed by a denylisting entity, emails sent from those addresses may be blocked if they are sent to any internet domain or internet address that subscribes to the denylisting entity’s service or uses its denylist.
From time to time, some of our IP addresses have become, and we expect will continue to be, listed with one or more denylisting entities due to the messaging practices of our customers and other users. We may be at an increased risk of having our IP addresses denylisted due to our scale and volume of email processed, compared to our smaller competitors. While the overall percentage of such email solicitations that our individual customers send may be at or below reasonable standards, the total aggregate number of all emails that we process on behalf of our customers may trigger increased scrutiny from these denylisting entities. There can be no guarantee that we will be able to successfully remove ourselves from those lists. Because we fulfill email delivery on behalf of our customers, denylisting of this type could undermine the effectiveness of our customers’ transactional email, email marketing programs and other email communications, all of which could have a material negative impact on our business, financial condition and results of operations.
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
Significant judgments and estimates are required in determining our provision for income taxes and other tax liabilities. Our tax expense may be impacted, for example, if tax laws change or are clarified to our detriment or if tax authorities successfully challenge the tax positions that we take, such as, for example, positions relating to the arms‑length pricing standards for our intercompany transactions and our indirect tax positions. In determining the adequacy of income taxes, we assess the likelihood of adverse outcomes that could result if our tax positions were challenged by the Internal Revenue Service (“IRS”), and other tax authorities. Should the IRS or other tax authorities assess additional taxes as a result of examinations, we may be required to record charges to operations that could adversely affect our results of operations and financial condition. We are currently in discussions with certain jurisdictions regarding potential sales taxes for prior periods that we may owe. We reserved $28.8 million on our June 30, 2021 balance sheet for these tax payments. The actual exposure could differ materially from our current estimates, and if the actual payments we make to any jurisdiction exceed the accrual in our balance sheet, our results of operations would be harmed. For example, one jurisdiction has assessed us for $38.8 million in taxes, including interest and penalties, which exceeded the $11.5 million we had accrued for that assessment. We believe this assessment is incorrect and have disputed it, and paid the full amount as required by law. The payment made in excess of the accrued amount is reflected as a deposit on our balance sheet. After failing to reach a settlement, we filed a complaint as of May 27, 2021, challenging the jurisdiction’s assessment in court. However, litigation is uncertain and a ruling against us may adversely affect our financial position and results of operation. Many states are also pursuing legislative expansion of the scope of goods and services that are subject to sales and similar taxes as well as the circumstances in which a vendor of goods and services must collect such taxes. Following the U.S. Supreme Court decision in South Dakota v. Wayfair, Inc., states are now free to levy taxes on sales of goods and services based on an “economic nexus,” regardless of whether the seller has a physical presence in the state. Any additional fees and taxes levied on our services by any state may adversely impact our results of operations.
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
Changes in global and U.S. tax legislation may adversely affect our financial condition, results of operations, and cash flows.
We are unable to predict what global or U.S. tax reforms may be proposed or enacted in the future or what effects such future changes would have on our business. Any such changes in tax legislation, regulations, policies or practices in the jurisdictions in which we operate could increase the estimated tax liability that we have expensed to date and paid or accrued on our balance sheet; affect our financial position, future results of operations, cash flows, and effective tax rates where we have operations; reduce post-tax returns to our stockholders; and increase the complexity, burden, and cost of tax compliance. We are subject to potential changes in relevant tax, accounting, and other laws, regulations, and interpretations, including changes to tax laws applicable to corporate multinationals.
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
The governments of countries in which we operate and other governmental bodies could make unprecedented assertions about how taxation is determined in their jurisdictions that are contrary to the way in which we have interpreted and historically applied the rules and regulations in our tax returns filed in such jurisdictions. New laws could significantly increase our tax obligations in the countries in which we do business or require us to change the manner in which we operate our business. As a result of the large and expanding scale of our international business activities, many of these changes to the taxation of our activities could increase our worldwide effective tax rate and harm our financial position, results of operations, and cash flows.
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
As our international operations expand, our exposure to the effects of fluctuations in currency exchange rates grows. For example, global political events, including Brexit, trade tariff developments and other geopolitical events have caused global economic uncertainty and variability in foreign currency exchange rates. While we have primarily transacted with customers and business partners in U.S. dollars, we have transacted with customers in the Australian dollar, the Brazilian real, the British pound, the Euro and the Japanese yen. We expect to significantly expand the number of transactions with customers that are denominated in foreign currencies in the future as we continue to expand our business internationally. We also incur expenses for some of our network service provider costs outside of the United States in local currencies and for employee compensation and other operating expenses at our non‑U.S. locations in the respective local currency. Fluctuations in the exchange rates between the U.S. dollar and other currencies could result in an increase to the U.S. dollar equivalent of such expenses.
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
We recently implemented a program to hedge transactional exposure against the Euro, and may do so in the future with respect to other foreign currencies. We also use derivative instruments, such as foreign currency forward and option contracts, to hedge certain exposures to fluctuations in foreign currency exchange rates. The use of such hedging activities may not offset any or more than a portion of the adverse financial effects of unfavorable movements in foreign exchange rates over the limited time the hedges are in place. Moreover, the use of hedging instruments may introduce additional risks if we are unable to structure effective hedges with such instruments.

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
For example, a new accounting guidance, Accounting Standards Codification (“ASC”) 842, “Leases”, became effective January 1, 2019. The adoption of this new guidance had a significant impact on our balance sheets as described in detail in Note 2 to our consolidated financial statements included in our Annual Report on Form 10-K filed with the SEC on February 26, 2021. Adoption of these types of accounting standards and any difficulties in implementation of changes in accounting principles, including the ability to modify our accounting systems, could cause us to fail to meet our financial reporting obligations, which result in regulatory discipline and harm investors' confidence in us.

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
We review our intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. As of June 30, 2021, we carried a net $5.6 billion of goodwill and intangible assets. An adverse change in market conditions, particularly if such change has the effect of changing one of our critical assumptions or estimates, could result in a change to the estimation of fair value that could result in an impairment charge to our goodwill or intangible assets. Any such charges may adversely affect our results of operations.
Risks Related to Ownership of Our Class A Common Stock
The trading price of our Class A common stock has been volatile and may continue to be volatile, and you could lose all or part of your investment.
Prior to our initial public offering in June 2016, there was no public market for shares of our Class A common stock. On June 23, 2016, we sold shares of our Class A common stock to the public at $15.00 per share. From June 23, 2016, the date that our Class A common stock started trading on the New York Stock Exchange, through June 30, 2021, the trading price of our Class A common stock has ranged from $22.80 per share to $457.30 per share. The trading price of our Class A common stock may continue to fluctuate significantly in response to numerous factors, many of which are beyond our control, including:
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

The dual class structure of our common stock has the effect of concentrating voting control with those stockholders who held our capital stock prior to the completion of our initial public offering, including our directors, executive officers and their respective affiliates. This limits or precludes holders of our Class A common stock from the ability to influence corporate matters, including the election of directors, amendments of our organizational documents and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval.
Our Class B common stock has 10 votes per share, and our Class A common stock has one vote per share. As of June 30, 2021, our directors, executive officers and their respective affiliates, held in the aggregate 22.6% of the voting power of our capital stock. Because of the 10‑to‑one voting ratio between our Class B common stock and Class A common stock, the holders of our Class B common stock collectively will continue to have concentrated control of the combined voting power of our common stock and therefore may be able to control certain matters submitted to our stockholders for approval until the earlier of (i) June 28, 2023, or (ii) the date the holders of two‑thirds of our Class B common stock elect to convert the Class B common stock to Class A common stock. This concentrated control limits or precludes your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders.
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
Anti‑takeover provisions contained in our amended and restated certificate of incorporation and second amended and restated bylaws, as well as provisions of Delaware law, could impair a takeover attempt.
Our amended and restated certificate of incorporation, second amended and restated bylaws and Delaware law contain provisions which could have the effect of rendering more difficult, delaying, or preventing an acquisition deemed undesirable by our board of directors. Among other things, our amended and restated certificate of incorporation and second amended and restated bylaws include provisions:
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
Any provision of our amended and restated certificate of incorporation, second amended and restated bylaws or Delaware law that has the effect of delaying, preventing or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our common stock and could also affect the price that some investors are willing to pay for our Class A common stock.
Our second amended and restated bylaws provides that the Court of Chancery of the State of Delaware is the exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.
Our second amended and restated bylaws provides that the Court of Chancery of the State of Delaware is the exclusive forum for the following types of actions or proceedings under Delaware statutory or common law:
•any derivative action or proceeding brought on our behalf;
•any action asserting a breach of fiduciary duty owed by our directors, officers, employees or our stockholders;
•any action asserting a claim against us arising under the Delaware General Corporation Law; and any action asserting a claim against us that is governed by the internal-affairs doctrine.
This provision would not apply to suits brought to enforce a duty or liability created by the Exchange Act or any other claim for which the United States District Court for the Northern District of California has sole and exclusive jurisdiction.
This exclusive-forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or employees, which may discourage lawsuits against us and our directors, officers and employees. If a court were to find this exclusive forum provision in our second amended and restated bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving the dispute in other jurisdictions, which could seriously harm our business.
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
As of June 30, 2021, we had $1.0 billion of indebtedness outstanding (excluding intercompany indebtedness). Our indebtedness could have important consequences, including:
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
Our ability to make scheduled payments on or to refinance our debt obligations, including the Notes, depends on our financial condition and results of operations, which in turn are subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control. We may not be able to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness, including the Notes.
If our cash flows and capital resources are insufficient to fund our debt service obligations, we could face substantial liquidity problems and may be forced to reduce or delay investments and capital expenditures, or to sell assets, seek additional capital or restructure or refinance our indebtedness, including the Notes. Our ability to restructure or refinance our debt will depend on, among other things, the condition of the capital markets and our financial condition at such time. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. The terms of existing or future debt instruments and the indenture that governs the Notes may restrict us from adopting some of these alternatives. In addition, any failure to make payments of interest and principal on our outstanding indebtedness on a timely basis would likely result in a reduction of our credit rating, which could harm our ability to incur additional indebtedness. In the absence of such cash flows and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations.
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
A breach of the covenants under the indenture governing the Notes could result in an event of default under the applicable indebtedness. Such a default may allow the creditors to accelerate the related indebtedness and may result in the acceleration of any other indebtedness to which a cross-acceleration or cross-default provision applies. In addition, an event of default under a revolving credit facility may permit the lenders thereunder to terminate commitments to extend further credit under that facility. Furthermore, if we were unable to repay amounts due and payable under a secured credit facility, those lenders could proceed against the collateral granted to them to secure that indebtedness. In the event our note holders accelerate the repayment of our borrowings, we and our guarantors may not have sufficient assets to repay that indebtedness. Additionally, we may not be able to borrow money from other lenders to enable us to refinance our indebtedness.
Risks Related to our Acquisitions
We may not realize potential benefits from our recent acquisitions, partnerships and investments because of difficulties related to integration, the achievement of synergies, and other challenges.
We regularly acquire or invest in businesses and technologies that are complementary to our business through acquisitions, partnerships or investments, including several transactions in fiscal year 2021. There can be no assurances that our businesses can be combined in a manner that allows for the achievement of substantial benefits. Any integration process may require significant time and resources, and we may not be able to manage the process successfully as our ability to acquire and integrate larger or more complex companies, products, or technology in a successful manner is unproven. If we are not able to successfully integrate these acquired businesses with ours or pursue our customer and product strategy successfully, the anticipated benefits of such acquisitions may not be realized fully or may take longer than expected to be realized. Further, it is possible that there could be a loss of our key employees and customers, disruption of ongoing businesses or unexpected issues, higher than expected costs and an overall post‑completion process that takes longer than originally anticipated. In addition, the following issues, among others, must be addressed in order to realize the anticipated benefits of our acquisitions, partnerships or investments:
•combining the acquired businesses' corporate functions with our corporate functions;
•combining acquired businesses with our business in a manner that permits us to achieve the synergies anticipated to result from such acquisitions, the failure of which would result in the anticipated benefits of our acquisitions not being realized in the time frame currently anticipated or at all;
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
•evaluating and forecasting the financial impact of such acquisitions, partnerships and investments, including accounting charges; and
•effecting potential actions that may be required in connection with obtaining regulatory approvals.
In addition, at times the attention of certain members of our management and resources may be focused on integration of the acquired businesses and diverted from day‑to‑day business operations, which may disrupt our ongoing business.
We have incurred, and may continue to incur, significant, nonrecurring costs in connection with our acquisitions, partnerships and investments and integrating our operations with those of the acquired businesses, including costs to maintain employee morale and to retain key employees. Management cannot ensure that the elimination of duplicative costs or the realization of other efficiencies will offset the transaction and integration costs in the near term or at all.

Purchase price accounting in connection with our acquisitions requires estimates that may be subject to change and could impact our consolidated financial statements and future results of operations and financial position.
Pursuant to the acquisition method of accounting, the purchase price we pay for our acquired businesses is allocated to the underlying tangible and intangible assets acquired and liabilities assumed based on their respective fair market values with any excess purchase price allocated to goodwill. The acquisition method of accounting is dependent upon certain valuations and other studies that are preliminary. Differences between these preliminary estimates and the final acquisition accounting may occur, and these differences could have a material impact on the consolidated financial statements and the combined company’s future results of operations and financial position.
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
Our results of operations may vary based on the impact of changes in our industry or the global economy on our customers. Our results of operations depend in part on demand for information technology and cloud communications. In addition, our revenue is dependent on the usage of our products, which in turn is influenced by the scale of business that our customers are conducting. To the extent that weak economic conditions, geopolitical developments, such as existing and potential trade wars, and other events outside of our control such as the COVID-19 pandemic, result in a reduced volume of business for, and communications by, our customers and prospective customers, demand for, and use of, our products may decline. Furthermore, weak economic conditions may make it more difficult to collect on outstanding accounts receivable. Additionally, historically, we have generated the majority of our revenue from small and medium-sized businesses, and we expect this to continue for the foreseeable future. Small and medium-sized business may be affected by economic downturns to a greater extent than enterprises, and typically have more limited financial resources, including capital borrowing capacity, than enterprises. If our customers reduce their use of our products, or prospective customers delay adoption or elect not to adopt our products, as a result of a weak economy, this could adversely affect our business, results of operations and financial condition.
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

2.1+
Agreement and Plan of Merger and Reorganization, dated as of May 16, 2021, by and among Twilio Inc., a Delaware corporation, Zeus Merger Sub I, Inc., a Delaware corporation, Zeus Merger Sub II, LLC, a Delaware limited liability company, Zipwhip, Inc., a Delaware corporation and Fortis Advisors LLC, a Delaware limited liability company
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

Twilio Inc.

July 29, 2021	/s/ JEFF LAWSON
Jeff Lawson Director and Chief Executive Officer (Principal Executive Officer)

July 29, 2021	/s/ KHOZEMA Z. SHIPCHANDLER
Khozema Z. Shipchandler Chief Financial Officer (Principal Accounting and Financial Officer)