Form 10-Q
period 2021-09-30
TWILIO INC
filed 2021-10-28
CIK 1447669

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________
FORM 10-Q
_____________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934
For the quarterly period ended September 30, 2021

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
As of October 22, 2021, 168,448,610 shares of the registrant’s Class A common stock and 9,880,181 shares of registrant’s Class B common stock were outstanding.
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

TWILIO INC.
Quarterly Report on Form 10-Q
For the Three Months Ended September 30, 2021

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
•our ability to comply with modified or new industry standards, laws and regulations applying to our business, including the General Data Protection Regulation (“GDPR”), the Schrems II decision invalidating the EU-US Privacy Shield, the California Consumer Privacy Act of 2018 (“CCPA”) and other privacy or cybersecurity regulations that may be implemented in the future, and Signature-based Handling of Asserted Information Using toKENs (“SHAKEN”) and Secure Telephone Identity Revisited (“STIR”) standards (together, “SHAKEN/STIR”) and other robocalling prevention and anti-spam standards and increased costs associated with such compliance;
•potential harm caused by compromises in security, data and infrastructure, including cybersecurity protections, investments and resources and costs required to prevent, detect and remediate potential cybersecurity threats, incidents and breaches of ours or our customers’ systems or information;
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
•the impact and expected results from changes in our relationships with our larger customers;
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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
TWILIO INC.
Condensed Consolidated Balance Sheets
(Unaudited)

	As of	As of
	September 30,	December 31,
	2021	2020
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$1,497,498	$933,885
Short-term marketable securities	3,896,754	2,105,906
Accounts receivable, net	345,793	251,167
Prepaid expenses and other current assets	165,760	81,377
Total current assets	5,905,805	3,372,335
Property and equipment, net	237,241	183,239
Operating right-of-use asset	248,582	258,610
Intangible assets, net	1,102,599	966,573
Goodwill	5,263,051	4,595,394
Other long-term assets	219,569	111,282
Total assets	$12,976,847	$9,487,433
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$76,293	$60,042
Accrued expenses and other current liabilities	368,683	252,895
Deferred revenue and customer deposits	121,337	87,031
Operating lease liability, current	50,760	48,338
Total current liabilities	617,073	448,306
Operating lease liability, noncurrent	223,033	229,905
Finance lease liability, noncurrent	20,254	17,856
Long-term debt	985,547	302,068
Other long-term liabilities	49,191	36,633
Total liabilities	1,895,098	1,034,768
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock	—	—
Class A and Class B common stock	178	164
Additional paid-in capital	12,910,271	9,613,246
Accumulated other comprehensive income	(405)	9,046
Accumulated deficit	(1,828,295)	(1,169,791)
Total stockholders’ equity	11,081,749	8,452,665
Total liabilities and stockholders’ equity	$12,976,847	$9,487,433
See accompanying notes to condensed consolidated financial statements.

TWILIO INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In thousands, except share and per share amounts)
Revenue	$740,176	$447,969	$1,999,095	$1,213,686
Cost of revenue	375,561	217,095	1,004,929	580,146
Gross profit	364,615	230,874	994,166	633,540
Operating expenses:
Research and development	209,890	136,652	565,970	371,692
Sales and marketing	264,548	140,875	713,196	387,420
General and administrative	122,522	65,617	346,958	182,038
Total operating expenses	596,960	343,144	1,626,124	941,150
Loss from operations	(232,345)	(112,270)	(631,958)	(307,610)
Other expenses, net	(6,613)	(3,996)	(39,219)	(2,099)
Loss before benefit (provision) for income taxes	(238,958)	(116,266)	(671,177)	(309,709)
Benefit (provision) for income taxes	14,849	(648)	12,673	(1,919)
Net loss attributable to common stockholders	$(224,109)	$(116,914)	$(658,504)	$(311,628)
Net loss per share attributable to common stockholders, basic and diluted	$(1.26)	$(0.79)	$(3.82)	$(2.18)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	177,231,285	147,501,075	172,605,371	142,832,021
See accompanying notes to condensed consolidated financial statements.

TWILIO INC.
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In thousands)
Net loss	$(224,109)	$(116,914)	$(658,504)	$(311,628)
Other comprehensive (loss) income:
Unrealized (loss) gain on marketable securities	(982)	(3,021)	(6,137)	5,499
Foreign currency translation	31	—	(245)	—
Net change in market value of effective foreign currency forward exchange contracts	(161)	—	(3,069)	—
Total other comprehensive (loss) income	(1,112)	(3,021)	(9,451)	5,499
Comprehensive loss attributable to common stockholders	$(225,221)	$(119,935)	$(667,955)	$(306,129)
See accompanying notes to condensed consolidated financial statements.

TWILIO INC.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Common Stock Class A		Common Stock Class B		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
	(In thousands, except share amounts)
Balance as of December 31, 2020	153,496,222	$151	10,551,302	$13	$9,613,246	$9,046	$(1,169,791)	$8,452,665
Net loss	—	—	—	—	—	—	(206,542)	(206,542)
Exercises of vested stock options	248,008	—	211,371	—	11,564	—	—	11,564
Vesting of restricted stock units	913,966	1	—	—	(1)	—	—	—
Value of equity awards withheld for tax liability	(6,989)	—	—	—	(2,774)	—	—	(2,774)
Conversion of shares of Class B common stock into shares of Class A common stock	419,371	—	(419,371)	—	—	—	—	—
Equity component from partial settlement of 2023 convertible senior notes	1,158,381	2	—	—	80,047	—	—	80,049
Donated common stock	22,102	—	—	—	9,405	—	—	9,405
Issuance of common stock in connection with a follow-on public offering, net of underwriter discounts	4,312,500	4	—	—	1,766,396	—	—	1,766,400
Costs related to the follow-on public offering	—	—	—	—	(727)	—	—	(727)
Issuance of restricted stock awards	24,697	—	—	—	—	—	—	—
Unrealized loss on marketable securities	—	—	—	—	—	(4,176)	—	(4,176)
Foreign currency translation	—	—	—	—	—	(210)	—	(210)
Stock-based compensation	—	—	—	—	141,542	—	—	141,542
Balance as of March 31, 2021	160,588,258	$158	10,343,302	$13	$11,618,698	$4,660	$(1,376,333)	$10,247,196
Net loss	—	—	—	—	—	—	(227,853)	(227,853)
Exercises of vested stock options	294,430	—	63,164	—	20,351	—	—	20,351
Vesting of restricted stock units	839,472	1	—	—	(1)	—	—	—
Value of equity awards withheld for tax liability	(5,498)	—	—	—	(1,882)	—	—	(1,882)
Conversion of shares of Class B common stock into shares of Class A common stock	188,044	1	(188,044)	(1)	—	—	—	—
Equity component from partial settlement of 2023 convertible senior notes	3,688,584	4	—	—	255,590	—	—	255,594
Settlement of capped call, net of related costs	—	—	—	—	225,233	—	—	225,233
Shares issued under ESPP	100,107	—	—	—	23,699	—	—	23,699
Donated common stock	22,102	—	—	—	6,789	—	—	6,789
Costs related to the follow-on public offering	—	—	—	—	(50)	—	—	(50)
Unrealized loss on marketable securities	—	—	—	—	—	(979)	—	(979)
Foreign currency translation	—	—	—	—	—	(66)	—	(66)
Net change in market value of effective foreign currency forward exchange contracts	—	—	—	—	—	(2,908)	—	(2,908)
Stock-based compensation	—	—	—	—	148,988	—	—	148,988
Balance as of June 30, 2021	165,715,499	$164	10,218,422	$12	$12,297,415	$707	$(1,604,186)	$10,694,112

TWILIO INC.
Condensed Consolidated Statements of Stockholders’ Equity, continued
(Unaudited)

	Common Stock Class A		Common Stock Class B		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
	(In thousands, except share amounts)
Balance as of June 30, 2021	165,715,499	$164	10,218,422	$12	$12,297,415	$707	$(1,604,186)	$10,694,112
Net loss	—	—	—	—	—	—	(224,109)	(224,109)
Exercises of vested stock options	222,066	—	83,484	—	15,993	—	—	15,993
Vesting of restricted stock units	834,148	1	—	—	(1)	—	—	—
Value of equity awards withheld for tax liability	(5,530)	—	—	—	(1,896)	—	—	(1,896)
Conversion of shares of Class B common stock into shares of Class A common stock	388,725	—	(388,725)	—	—	—	—	—
Donated common stock	22,102	—	—	—	8,389	—	—	8,389
Cost adjustments related to the follow-on public offering	—	—	—	—	90	—	—	90
Shares issued in acquisition	1,116,390	1	—	—	419,036	—	—	419,037
Value of equity awards assumed in acquisition	—	—	—	—	1,511	—	—	1,511
Shares issued in acquisition subject to future vesting	59,533	—	—	—	—	—	—	—
Unrealized loss on marketable securities	—	—	—	—	—	(982)	—	(982)
Foreign currency translation	—	—	—	—	—	31	—	31
Net change in market value of effective foreign currency forward exchange contracts	—	—	—	—	—	(161)	—	(161)
Stock-based compensation	—	—	—	—	169,734	—	—	169,734
Balance as of September 30, 2021	168,352,933	$166	9,913,181	$12	$12,910,271	$(405)	$(1,828,295)	$11,081,749

See accompanying notes to condensed consolidated financial statements.

TWILIO INC.
Condensed Consolidated Statements of Stockholders’ Equity, continued
(Unaudited)

	Common Stock Class A		Common Stock Class B		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
	(In thousands, except share amounts)
Balance as of December 31, 2019	126,882,172	$124	11,530,627	$14	$4,952,999	$5,086	$(678,812)	$4,279,411
Net loss	—	—	—	—	—	—	(94,791)	(94,791)
Exercises of stock options	243,029	—	426,001	—	8,231	—	—	8,231
Vesting of restricted stock units	849,763	1	23,107	—	—	—	—	1
Value of equity awards withheld for tax liability	(8,726)	—	(4,692)	—	(1,674)	—	—	(1,674)
Conversion of shares of Class B common stock into shares of Class A	618,103	1	(618,103)	(1)	—	—	—	—
Donated common stock	22,102	—	—	—	2,701	—	—	2,701
Unrealized loss on marketable securities	—	—	—	—	—	(9,375)	—	(9,375)
Stock-based compensation	—	—	—	—	72,021	—	—	72,021
Balance as of March 31, 2020	128,606,443	$126	11,356,940	$13	$5,034,278	$(4,289)	$(773,603)	$4,256,525
Net loss	—	—	—	—	—	—	(99,923)	(99,923)
Exercises of stock options	1,590,891	2	459,010	—	45,230	—	—	45,232
Vesting of restricted stock units	807,270	1	4,212	—	—	—	—	1
Value of equity awards withheld for tax liability	(6,018)	—	—	—	(1,144)	—	—	(1,144)
Conversion of shares of Class B common stock into shares of Class A	983,005	1	(983,005)	(1)	—	—	—	—
Shares issued under ESPP	190,642	—	—	—	16,473	—	—	16,473
Donated common stock	22,102	—	—	—	3,972	—	—	3,972
Unrealized gain on marketable securities	—	—	—	—	—	17,895	—	17,895
Stock-based compensation	—	—	—	—	82,559	—	—	82,559
Balance as of June 30, 2020	132,194,335	$130	10,837,157	$12	$5,181,368	$13,606	$(873,526)	$4,321,590
Net loss	—	—	—	—	—	—	(116,914)	(116,914)
Issuance of common stock in connection with a public offering, net of underwriting discounts	5,819,838	6	—	—	1,408,744	—	—	1,408,750
Costs related to the public offering	—	—	—	—	(541)	—	—	(541)
Exercises of stock options	218,555	—	173,199	—	9,221	—	—	9,221
Vesting of restricted stock units	926,032	1	1,688	—	—	—	—	1
Value of equity awards withheld for tax liability	(5,870)	—	—	—	(1,409)	—	—	(1,409)
Conversion of shares of Class B common stock into shares of Class A	282,780	—	(282,780)	—	—	—	—	—
Equity component from partial settlement of 2023 convertible senior notes	715,819	1	—	—	46,154	—	—	46,155
Donated common stock	22,102	—	—	—	5,757	—	—	5,757
Unrealized loss on marketable securities	—	—	—	—	—	(3,021)	—	(3,021)
Stock-based compensation	—	—	—	—	92,679	—	—	92,679
Balance as of September 30, 2020	140,173,591	$138	10,729,264	$12	$6,741,973	$10,585	$(990,440)	$5,762,268

See accompanying notes to condensed consolidated financial statements.

TWILIO INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:	(In thousands)
Net loss	$(658,504)	$(311,628)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	189,669	98,070
Non-cash reduction to the right-of-use asset	36,249	27,240
Net amortization of investment premium and discount	24,880	2,909
Amortization of debt discount and issuance costs	5,457	18,432
Stock-based compensation	445,366	237,822
Amortization of deferred commissions	20,798	8,556
Tax benefit related to release of valuation allowance	(15,569)	(716)
Allowance for credit losses	11,371	8,417
Value of donated common stock	24,583	12,430
Loss on extinguishment of debt	28,965	3,155
Other adjustments	8,626	(142)
Changes in operating assets and liabilities:
Accounts receivable	(81,186)	(58,340)
Prepaid expenses and other current assets	(59,929)	(8,733)
Other long-term assets	(66,501)	(64,777)
Accounts payable	(8,665)	86
Accrued expenses and other current liabilities	84,730	59,594
Deferred revenue and customer deposits	27,004	7,799
Operating lease liabilities	(36,274)	(25,161)
Other long-term liabilities	(1,019)	2,740
Net cash (used in) provided by operating activities	(19,949)	17,753
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions, net of cash acquired and other related payments	(490,880)	(2,786)
Purchases of marketable securities and other investments	(3,225,799)	(1,465,158)
Proceeds from sales and maturities of marketable securities	1,334,444	892,365
Capitalized software development costs	(35,926)	(26,114)
Purchases of long-lived and intangible assets	(33,575)	(19,252)
Net cash used in investing activities	(2,451,736)	(620,945)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from a public equity offering	1,766,400	1,408,750
Payments of costs related to public offerings	(464)	(433)
Proceeds from issuance of senior notes	987,500	—
Payments of debt issuance costs	(2,751)	—
Proceeds from settlement of capped call, net of settlement costs	228,412	—
Principal payments on debt and finance leases	(4,852)	(6,688)
Proceeds from exercises of stock options and shares issued in ESPP	71,607	79,157
Value of equity awards withheld for tax liabilities	(6,552)	(4,227)
Net cash provided by financing activities	3,039,300	1,476,559
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(157)	—
NET INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	567,458	873,367

TWILIO INC.
Condensed Consolidated Statements of Cash Flows, continued
(Unaudited)

	Nine Months Ended September 30,
	2021	2020
	(In thousands)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—Beginning of period	933,885	253,735
CASH, CASH EQUIVALENTS AND RESTRICTED CASH —End of period	$1,501,343	$1,127,102

Cash paid for income taxes, net	$4,439	$1,962
Cash paid for interest	$19,545	$1,290
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Purchases of property, equipment and intangible assets, accrued but not paid	$6,758	$1,261
Purchases of property and equipment through finance leases	$11,876	$15,047
Value of common stock issued and stock awards assumed in acquisition	$420,548	$—
Value of common stock issued to settle convertible senior notes	$1,704,969	$171,840
Stock-based compensation capitalized in software development costs	$14,938	$10,711
RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH TO THE CONDENSED CONSOLIDATED BALANCE SHEETS
Cash and cash equivalents	$1,497,498	$1,127,102
Restricted cash in other current assets	2,733	—
Restricted cash in other long-term assets	1,112	—
Total cash, cash equivalents and restricted cash	$1,501,343	$1,127,102
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
The Company’s headquarters are located in San Francisco, California, and the Company has subsidiaries in Australia, Bermuda, Brazil, Canada, Colombia, Czech Republic, Estonia, France, Germany, Hong Kong, India, Ireland, Japan, Mexico, the Netherlands, Poland, Serbia, Singapore, Spain, Sweden, the United Kingdom and the United States.
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
The Company sells its services to a wide variety of customers. If the financial condition or results of operations of any significant customer deteriorates substantially, the Company’s results of operations could be adversely affected. To reduce credit risk, management performs credit evaluations of the financial condition of significant customers. The Company does not require collateral from its credit customers and maintains reserves for estimated credit losses on customer accounts when considered necessary. Actual credit losses may differ from the Company’s estimates. During the three and nine months ended September 30, 2021 and 2020, no customer organization accounted for more than 10% of the Company’s total revenue.
As of September 30, 2021 and December 31, 2020, no customer organization represented more than 10% of the Company’s gross accounts receivable.
(e)Changes to Significant Accounting Policies

Derivatives and Hedging

The Company is exposed to a wide variety of risks arising from its business operations and overall economic conditions. These risks include exposure to fluctuations in various foreign currencies against its functional currency and can impact the value of cash receipts and payments. The Company minimizes its exposure to these risks through management of its core business activities, specifically, the amounts, sources and duration of its assets and liabilities, and the use of derivative financial instruments. In the second quarter of 2021, the Company started using foreign currency derivative forward contracts and in the future may also use foreign currency option contacts.

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

Derivative instruments are carried at fair value and recorded as either an asset or a liability until they mature. Gains and losses resulting from changes in fair value of these instruments are accounted for depending on the use of the derivative and whether it is designated and qualifies for hedge accounting. For derivative instruments designated as cash flow hedges, gains or losses are initially recorded in other comprehensive income (“OCI”) in the balance sheet, then reclassified into the statement of operations in the period in which the derivative instrument matures. These realized gains and losses are recorded within the same financial statement line item as the hedged transaction.
The Company’s foreign currency derivative contracts are classified within Level 2 of the fair value hierarchy because the valuation inputs are based on quoted prices and market observable data of similar instruments in active markets, such as currency spot and forward rates.
There have been no other changes to the Company’s significant accounting policies as described in its Annual Report.

3. Fair Value Measurements
Financial Assets
The following tables provide the financial assets and liabilities measured at fair value on a recurring basis:

	Amortized Cost or Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value Hierarchy as of September 30, 2021			Aggregate Fair Value
				Level 1	Level 2	Level 3
Financial Assets:	(In thousands)
Cash and cash equivalents:
Money market funds	$1,087,268	$—	$—	$1,087,268	$—	$—	$1,087,268
Commercial paper	74,209	—	—	—	74,209	—	74,209
Total included in cash and cash equivalents	1,161,477	—	—	1,087,268	74,209	—	1,161,477
Marketable securities:
U.S. Treasury securities	349,951	73	(353)	349,671	—	—	349,671
Non-U.S. Government securities	242,258	4	(249)	242,013	—	—	242,013
Corporate debt securities and commercial paper	3,302,309	4,141	(1,380)	27,000	3,278,070	—	3,305,070
Total marketable securities	3,894,518	4,218	(1,982)	618,684	3,278,070	—	3,896,754
Total financial assets	$5,055,995	$4,218	$(1,982)	$1,705,952	$3,352,279	$—	$5,058,231
Financial Liabilities:
Accrued expenses and other current liabilities:
Foreign currency derivative liabilities	$—	$—	$(3,069)	$—	$(3,069)	$—	$(3,069)
Total financial liabilities	$—	$—	$(3,069)	$—	$(3,069)	$—	$(3,069)

	Amortized Cost or Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value Hierarchy as of December 31, 2020			Aggregate Fair Value
				Level 1	Level 2	Level 3
Financial Assets:	(In thousands)
Cash and cash equivalents:
Money market funds	$656,749	$—	$—	$656,749	$—	$—	$656,749
Commercial paper	2,000	—	—	—	2,000	—	2,000
Total included in cash and cash equivalents	658,749	—	—	656,749	2,000	—	658,749
Marketable securities:
U.S. Treasury securities	223,247	389	(1)	223,635	—	—	223,635
Corporate debt securities and commercial paper	1,874,257	8,149	(135)	50,000	1,832,271	—	1,882,271
Total marketable securities	2,097,504	8,538	(136)	273,635	1,832,271	—	2,105,906
Total financial assets	$2,756,253	$8,538	$(136)	$930,384	$1,834,271	$—	$2,764,655
The Company’s primary objective when investing excess cash is preservation of capital, hence the Company’s marketable securities primarily consist of U.S. Treasury Securities, high credit quality corporate debt securities and commercial paper. As the Company views its marketable securities as available to support current operations, it has classified all available for sale securities as short-term. As of September 30, 2021 and December 31, 2020, for fixed income securities that were in unrealized loss positions, the Company has determined that (i) it does not have the intent to sell any of these investments, and (ii) it is not more likely than not that it will be required to sell any of these investments before recovery of the entire amortized cost basis. In addition, as of September 30, 2021 and December 31, 2020, the Company anticipates that it will recover the entire amortized cost basis of such fixed income securities before maturity.
The Company regularly reviews changes to the rating of its debt securities by rating agencies as well as reasonably monitors the surrounding economic conditions to assess the risk of expected credit losses. As of September 30, 2021, the risk of expected credit losses was not significant.
Interest earned on marketable securities was $16.2 million and $39.5 million in the three and nine months ended September 30, 2021, respectively, and $7.1 million and $23.7 million in the three and nine months ended September 30, 2020, respectively. The interest is recorded as other expenses, net, in the accompanying condensed consolidated statements of operations.

The following table summarizes the contractual maturities of marketable securities:

	As of September 30, 2021		As of December 31, 2020
	Amortized Cost	Aggregate Fair Value	Amortized Cost	Aggregate Fair Value
Financial Assets:	(In thousands)
Less than one year	$1,119,954	$1,121,537	$1,126,091	$1,128,927
One to three years	2,774,564	2,775,217	971,413	976,979
Total	$3,894,518	$3,896,754	$2,097,504	$2,105,906
Strategic Investments
As of September 30, 2021 and December 31, 2020, the Company held strategic investments with a carrying value of $66.3 million and $9.3 million, respectively, in equity securities of privately held companies and restricted equity securities of a publicly held company. The Company does not have a controlling interest in nor can it exercise significant influence over any of these companies. These securities are recorded as other long-term assets in the accompanying condensed consolidated balance sheets. There were no impairments or other adjustments recorded in the three and nine months ended September 30, 2021 or 2020.
Financial Liabilities
The Company’s financial liabilities that are not measured at fair value on a recurring basis consist of its senior notes due 2029 and 2031 (“2029 Notes” and “2031 Notes,” respectively). The Company’s convertible senior notes due 2023 (“Convertible Notes”) were fully redeemed in June 2021 and were no longer outstanding as of the end of the second quarter of 2021. Refer to Note 10 for further details on these financial liabilities.
As of September 30, 2021, the fair values of the 2029 Notes and 2031 Notes were $512.9 million and $513.4 million, respectively. The 2029 Notes and 2031 Notes are classified as Level 2 financial instruments within the fair value hierarchy.
4. Derivative Instruments and Hedging Activities
As of September 30, 2021, the Company had outstanding foreign currency forward contracts designated as cash flow hedges with total buy and sell notional values of $63.4 million and $76.7 million, respectively. The notional value represents the amount that will be purchased or sold upon maturity of the forward contract. As of September 30, 2021, these contracts had maturities of less than 6 months and the $3.1 million fair value of the associated liability was recorded in accrued expenses and other current liabilities in the accompanying condensed consolidated balance sheet.
Losses associated with these foreign currency forward contracts were as follows:

	Condensed Consolidated Statement of Operations and Statement of Comprehensive Loss	Three Months Ended September 30,	Nine Months Ended September 30,
		2021	2021
		(In thousands)
Losses recognized in OCI	Net change in market value of effective foreign currency forward exchange contracts	$(161)	$(3,069)
Losses recognized in income due to instruments maturing	Cost of revenue	$(2,464)	$(2,931)
The Company is subject to master netting agreements with certain counterparties of the foreign exchange contracts, under which it is permitted to net settle transactions of the same currency with a single net amount payable by one party to the other. It is the Company’s policy to present the derivatives at gross in its consolidated balance sheet. The Company’s foreign currency forward contracts are not subject to any credit contingent features or collateral requirements. The Company manages its exposure to counterparty risk by entering into contracts with a diversified group of major financial institutions and by actively monitoring its outstanding positions. As of September 30, 2021, the Company did not have any offsetting arrangements.

5. Property and Equipment
Property and equipment consisted of the following:

	As of	As of
	September 30,	December 31,
	2021	2020
	(In thousands)
Capitalized internal-use software development costs	$185,037	$142,489
Data center equipment (1)	64,104	43,477
Leasehold improvements	80,897	69,756
Office equipment	56,291	35,346
Furniture and fixtures (1)	15,646	12,312
Software	10,491	9,943
Total property and equipment	412,466	313,323
Less: accumulated depreciation and amortization	(175,225)	(130,084)
Total property and equipment, net	$237,241	$183,239
____________________________________
(1) Data center equipment and furniture and fixtures contain assets under finance leases. See Note 6 for further detail.
Supplemental depreciation and amortization disclosures are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In thousands)
Depreciation and amortization expense	$14,546	$12,843	$43,198	$36,674
Capitalized internal-use software development costs	$17,999	$12,172	$49,527	$36,738
Stock based compensation costs included in capitalized internal-use software development costs	$5,198	$3,696	$14,938	$10,711
Amortization of capitalized internal-use software development costs	$4,419	$4,380	$13,270	$13,389
6. Right-of-Use Asset and Lease Liabilities
The Company has entered into various operating lease agreements for office space and data centers and finance lease agreements for data center and office equipment and furniture.
As of September 30, 2021, the Company had 32 leased properties with remaining lease terms ranging from 0.2 years to 8.0 years, some of which include options to extend the leases for up to 5.0 years.

The components of the lease expense recorded in the accompanying condensed consolidated statements of operations were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In thousands)
Operating lease cost	$16,141	$12,127	$45,519	$35,048
Finance lease cost:
Amortization of assets	2,905	2,384	8,389	6,118
Interest on lease liabilities	282	212	805	604
Short-term lease cost	802	1,195	3,340	3,698
Variable lease cost	2,389	2,066	7,322	5,246
Total net lease cost	$22,519	$17,984	$65,375	$50,714
Supplemental balance sheet information related to leases was as follows:

		As of	As of
		September 30,	December 31,
Leases	Classification	2021	2020
Assets:		(In thousands)
Operating lease assets	Operating right-of-use asset, net of accumulated amortization (1)	$248,582	$258,610
Finance lease assets	Property and equipment, net of accumulated depreciation (2)	29,027	25,771
Total leased assets		$277,609	$284,381

Liabilities:
Current
Operating	Operating lease liability, current	$50,760	$48,338
Finance	Finance lease liability, current	10,150	9,062
Noncurrent
Operating	Operating lease liability, noncurrent	223,033	229,905
Finance	Finance lease liability, noncurrent	20,254	17,856
Total lease liabilities		$304,197	$305,161
____________________________________
(1)Operating lease assets are recorded net of accumulated amortization of $88.9 million and $57.1 million as of September 30, 2021 and December 31, 2020, respectively.
(2)Finance lease assets are recorded net of accumulated depreciation of $23.4 million and $15.0 million as of September 30, 2021 and December 31, 2020, respectively.

Supplemental cash flow and other information related to leases was as follows:

	Nine Months Ended September 30,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:	(In thousands)
Operating cash flows from operating leases	$44,551	$34,124
Operating cash flows from finance leases (interest)	$788	$604
Financing cash flows from finance leases	$8,343	$5,721

Weighted average remaining lease term (in years):
Operating leases	5.7	5.6
Finance leases	3.1	3.4

Weighted average discount rate:
Operating leases	4.5%	5.3%
Finance leases	3.5%	4.1%
Maturities of lease liabilities were as follows:

	As of September 30, 2021
	Operating Leases	Finance Leases
Year Ended December 31,	(In thousands)
2021 (remaining three months)	$14,742	$2,920
2022	63,245	10,681
2023	55,476	9,934
2024	50,857	6,693
2025	37,706	1,394
Thereafter	89,223	518
Total lease payments	311,249	32,140
Less: imputed interest	(37,456)	(1,736)
Total lease obligations	273,793	30,404
Less: current obligations	(50,760)	(10,150)
Long-term lease obligations	$223,033	$20,254
As of September 30, 2021, the Company had an additional operating lease obligation totaling $11.0 million for a lease that will commence in the first quarter of 2023 with a lease term of 6.2 years and additional finance lease obligations totaling $10.5 million for three leases that will commence in the fourth quarter of 2021 with lease terms of 4.0 years. The Company carries letters of credit securing certain of its lease commitments.
7. Business Combinations
Zipwhip, Inc.
In July 2021, the Company acquired all outstanding shares of Zipwhip, Inc. (“Zipwhip”), a leading provider of toll-free messaging in the United States, for a purchase price of $838.4 million. The purchase price included $418.0 million of cash, $419.0 million fair value of 1.1 million shares of the Company's Class A common stock and $1.5 million fair value of the pre-combination services of Zipwhip employees reflected in the unvested equity awards assumed by the Company at closing. Additionally, at closing, the Company issued 59,533 shares of its Class A common stock which are subject to vesting over a period of 3 years. Vesting of these shares will be recorded in the stock-based compensation expense.
Part of the cash consideration paid at closing was to settle the vested equity awards of Zipwhip employees. The

Company assumed all unvested and outstanding equity awards of Zipwhip continuing employees, as converted into its own equity awards, at the conversion ratio provided in the Agreement and Plan of Merger and Reorganization (the “Merger Agreement”). This transaction also included a $19.1 million of additional cash consideration for certain employees, which will vest as these employees provide services in the post-acquisition period. This amount will be recorded in the operating expenses over a period of 3 years as the services are provided.
The acquisition was accounted for as a business combination and the total preliminary purchase price of $838.4 million was allocated to the net tangible and intangible assets and liabilities based on their preliminary fair values on the acquisition date with the excess recorded as goodwill. These estimates were derived from information currently available. The determination of the fair values and estimated lives of depreciable tangible and identifiable intangible assets requires significant judgment. As of September 30, 2021, the primary areas that are not yet finalized include determination of the purchase price, valuation of acquired intangible assets, contingencies and income and other taxes.
The fair value of the 1.2 million aggregate number of shares of the Company's Class A common stock issued at closing was determined based on the closing market price of the Company's Class A common stock on the acquisition date. The fair value of the $30.7 million unvested equity awards assumed on the acquisition date was determined (a) for options, by using the Black-Scholes option pricing model with the applicable assumptions as of the acquisition date; (b) for restricted stock units, by using the closing market price of the Company's Class A common stock on the acquisition date. These awards will continue to vest as Zipwhip employees continue to provide services in the post-acquisition period. The fair value of these awards will be recorded into the stock-based compensation expense over the respective vesting period of each award.
The purchase price components are summarized in the following table:

Total
(In thousands)
Fair value of Class A common stock transferred	$419,037
Cash consideration	417,900
Fair value of the pre-combination service through equity awards	1,511
Total purchase price	$838,448

The following table presents the preliminary purchase price allocation recorded in the Company's consolidated balance sheet as of September 30, 2021:

Total
(In thousands)
Cash and cash equivalents	$21,610
Accounts receivable and other current assets	11,481
Property and equipment, net	2,950
Operating right-of-use asset	23,545
Intangible assets (1)	244,500
Other assets	370
Goodwill	600,070
Accounts payable and other liabilities	(20,239)
Deferred revenue	(4,526)
Operating lease liability, noncurrent	(23,169)
Deferred tax liability	(18,144)
Total purchase price	$838,448
____________________________________
(1) Identifiable intangible assets are comprised of the following:

	Total	Estimated life
	(In thousands)	(In years)
Developed technology	$56,800	7
Customer relationships	147,700	10
Supplier relationships	39,600	5
Trade names	400	5
Total intangible assets acquired	$244,500
The Company acquired a net deferred tax liability of $18.1 million in this business combination that is included in long-term liabilities in the accompanying consolidated balance sheet.
Goodwill generated from this acquisition primarily represents the value that is expected from the increased scale and synergies as a result of the integration of both businesses. Goodwill is not deductible for tax purposes.
The estimated fair value of the intangible assets acquired was determined by the Company. The Company engaged a third‑party expert to assist with the valuation analysis. The Company used a relief-from-royalty method to estimate the fair values of the developed technology and trade names, a multi-period excess earnings method to estimate the fair values of customer relationships and a with-and-without method to estimate the fair value of the supplier relationships.
Most of the net tangible assets were valued at their respective carrying amounts as of the acquisition date, as the Company believes that these amounts approximate their current fair values, except for operating right-of-use assets. The value of the acquired operating right-of-use assets was reduced by $1.7 million to its respective fair value on the acquisition date.
The acquired entity's results of operations were included in the Company's consolidated financial statements from the date of acquisition, July 14, 2021. For the three months ended September 30, 2021, Zipwhip contributed net operating revenue of $23.6 million, which is reflected in the accompanying consolidated statement of operations. Due to the integrated nature of the Company's operations, the Company believes that it is not practicable to separately identify earnings of Zipwhip on a stand-alone basis. Pro forma results of operations for this acquisition are not presented as the financial impact to the Company's consolidated financial statements is not material.
During the three and nine months ended September 30, 2021, the Company incurred costs related to this acquisition of $1.6 million and $4.2 million, respectively, that were expensed as incurred and recorded in general and administrative expenses in the accompanying consolidated statement of operations.

During the first and second quarter of 2021, the Company acquired ValueFirst Digital Media Private Limited and Ionic Security, Inc. for an aggregate purchase price of $100.2 million of which $37.0 million was allocated to intangible assets and $63.4 million was allocated to goodwill.
8. Goodwill and Intangible Assets
Goodwill
The Goodwill balance as of September 30, 2021 and December 31, 2020, was as follows:

Total
(In thousands)
Balance as of December 31, 2020	$4,595,394
Goodwill additions and adjustments	667,657
Balance as of September 30, 2021	$5,263,051
Intangible assets
Intangible assets consisted of the following:

	As of September 30, 2021
	Gross	Accumulated Amortization	Net
Amortizable intangible assets:	(In thousands)
Developed technology	$794,831	$(194,285)	$600,546
Customer relationships	538,264	(108,953)	429,311
Supplier relationships	51,671	(6,916)	44,755
Trade names	30,669	(12,327)	18,342
Order backlog	10,000	(9,167)	833
Patent	4,071	(474)	3,597
Total amortizable intangible assets	1,429,506	(332,122)	1,097,384
Non-amortizable intangible assets:
Telecommunication licenses	4,920	—	4,920
Trademarks and other	295	—	295
Total	$1,434,721	$(332,122)	$1,102,599

	As of December 31, 2020
	Gross	Accumulated Amortization	Net
Amortizable intangible assets:	(In thousands)
Developed technology	$724,599	$(113,282)	$611,317
Customer relationships	379,344	(59,574)	319,770
Supplier relationships	4,356	(3,044)	1,312
Trade name	25,560	(7,921)	17,639
Order backlog	10,000	(1,667)	8,333
Patent	3,360	(373)	2,987
Total amortizable intangible assets	1,147,219	(185,861)	961,358
Non-amortizable intangible assets:
Telecommunication licenses	4,920	—	4,920
Trademarks and other	295	—	295
Total	$1,152,434	$(185,861)	$966,573
Amortization expense was $55.7 million and $146.3 million for the three and nine months ended September 30, 2021, respectively, and $20.4 million and $61.3 million for the three and nine months ended September 30, 2020, respectively.
Total estimated future amortization expense is as follows:

As of September 30, 2021
Year Ended December 31,	(In thousands)
2021 (remaining three months)	$52,554
2022	204,832
2023	201,522
2024	195,948
2025	192,374
Thereafter	250,154
Total	$1,097,384

9. Accrued Expenses and Other Liabilities
Accrued expenses and other current liabilities consisted of the following:

	As of	As of
	September 30,	December 31,
	2021	2020
	(In thousands)
Accrued payroll and related	$66,094	$54,683
Accrued bonus and commission	36,155	25,341
Accrued cost of revenue	115,996	80,620
Sales and other taxes payable	63,660	48,390
ESPP contributions	19,354	6,272
Finance lease liability, current	10,150	9,062
Accrued other expense	57,274	28,527
Total accrued expenses and other current liabilities	$368,683	$252,895

Other long-term liabilities consisted of the following:

	As of	As of
	September 30,	December 31,
	2021	2020
	(In thousands)
Deferred tax liability	$20,446	$13,684
Acquisition holdback	8,502	8,800
Accrued other expenses	20,243	14,149
Total other long-term liabilities	$49,191	$36,633

10. Notes Payable
Long-term debt consisted of the following:

	As of	As of
	September 30,	December 31,
	2021	2020
	(In thousands)
2029 and 2031 Senior Notes
2029 Senior Notes
Principal	$500,000	$—
Unamortized discount	(5,872)	—
Unamortized issuance costs	(1,316)	—
Net carrying amount	492,812	—
2031 Senior Notes
Principal	500,000	—
Unamortized discount	(5,962)	—
Unamortized issuance costs	(1,303)	—
Net carrying amount	492,735	—
Convertible Senior Notes and Capped Call Transactions
Convertible Senior Notes
Principal	—	343,702
Unamortized discount	—	(38,406)
Unamortized issuance costs	—	(3,228)
Net carrying amount	—	302,068
Total long-term debt	$985,547	$302,068
2029 and 2031 Senior Notes
In March 2021, the Company issued $1.0 billion aggregate principal amount of senior notes, consisting of $500.0 million principal amount of 3.625% notes due 2029 (the “2029 Notes”) and $500.0 million principal amount of 3.875% notes due 2031 (the “2031 Notes,” and together with the 2029 Notes, the “Notes”). Initially, none of the Company’s subsidiaries guaranteed the Notes. However, under certain circumstances in the future the Notes may be guaranteed by each of the Company’s material domestic subsidiaries. The 2029 Notes and 2031 Notes will mature on March 15, 2029 and March 15, 2031, respectively. Interest payments are payable semi-annually in arrears on March 15 and September 15 of each year, commencing on September 15, 2021.
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

For the three and nine months ended September 30, 2021, the interest expense recognized related to the 2029 Notes and 2031 Notes was as follows:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2021	2021
	(In thousands)
2029 Notes
Contractual interest expense	$4,531	$10,182
Amortization of debt discount and issuance costs	246	463
Total interest expense - 2029 Notes	4,777	10,645
2031 Notes
Contractual interest expense	4,844	10,885
Amortization of debt discount and issuance costs	188	352
Total interest expense - 2031 Notes	5,032	11,237
Total interest expense	$9,809	$21,882

As of September 30, 2021, the Company was in compliance with all of its financial covenants under the Indenture.
Convertible Senior Notes and Capped Call Transactions
During the second quarter of 2021, the Company redeemed its Convertible Notes in their entirety and settled the related capped call transactions. As of June 30, 2021, the Convertible Notes were no longer outstanding.
11. Supplemental Balance Sheet Information
A roll‑forward of the Company’s reserves is as follows:
(a)Allowance for doubtful accounts:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In thousands)
Balance, beginning of period	$15,413	$10,248	$12,046	$6,287
Additions	4,122	1,312	13,490	8,472
Write-offs	(2,703)	(832)	(8,704)	(4,031)
Balance, end of period	$16,832	$10,728	$16,832	$10,728
(b)Customer credit reserve:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In thousands)
Balance, beginning of period	$16,167	$11,531	$16,783	$6,784
Additions	14,211	12,164	41,596	33,714
Deductions against reserve	(12,716)	(12,915)	(40,717)	(29,718)
Balance, end of period	$17,662	$10,780	$17,662	$10,780

12. Revenue by Geographic Area
Revenue by geographic area is based on the IP address or the mailing address of the customer at the time of registration. The following table sets forth revenue by geographic area:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue by geographic area:	(In thousands)
United States	$497,993	$328,056	$1,372,436	$881,984
International	242,183	119,913	626,659	331,702
Total	$740,176	$447,969	$1,999,095	$1,213,686

Percentage of revenue by geographic area:
United States	67%	73%	69%	73%
International	33%	27%	31%	27%
Long-lived assets outside of the United States were not significant.

13. Commitments and Contingencies

(a)Lease and Other Commitments
The Company has entered into various non-cancelable operating lease agreements for its facilities with remaining lease terms ranging from less than one year to approximately eight years. See Note 6 to these condensed consolidated financial statements for additional detail on the Company’s operating and finance lease commitments.
Additionally, the Company has non-cancelable contractual commitments with its cloud infrastructure provider, network service providers and other vendors. In the three and nine months ended September 30, 2021, the Company entered into several such agreements with terms up to four years for a total purchase commitment of $9.0 million and $447.0 million, respectively.
In February 2021, the Company entered into a Framework Agreement with Syniverse Corporation (“Syniverse”) and Carlyle Partners V Holdings, L.P. (“Carlyle”) (the “Framework Agreement”), pursuant to which Syniverse will issue to the Company shares of Syniverse common stock in consideration for an investment by the Company of up to $750.0 million. In August 2021, Syniverse entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Blue Steel Merger Sub Inc. and M-3 Brigade Acquisition II Corp. (“MBAC”), which will result in Syniverse being a wholly owned subsidiary of MBAC (the “Merger”). Concurrently, the Company and MBAC entered into the Twilio Subscription Agreement (the “Subscription Agreement”), pursuant to which the Company has agreed, subject to the terms and conditions set forth therein, to subscribe for and purchase, and MBAC agreed to issue and sell to the Company, immediately prior to the closing of the Merger, shares of Class A common stock and, if applicable, shares of Class C common stock for an aggregate amount between $500.0 million and $750.0 million, depending on redemptions by MBAC’s shareholders. The Company and Syniverse also entered into an amendment to the Framework Agreement to conform the Framework Agreement to the Merger and the terms of the Merger Agreement. In connection with the closing of the investment, the Company and Syniverse will enter into a wholesale agreement, in which Syniverse will process, route and deliver application-to-person messages originating and/or terminating between the Company’s customers and mobile network operators. The investment is expected to result in the Company holding a significant minority equity ownership position in Syniverse, subject to certain adjustments based on the terms of the final agreement. This proposed transaction closing is subject to consummation of certain other transactions by Syniverse, as defined in the Framework Agreement, and other customary closing conditions, including regulatory approvals. The closing is expected to occur before the end of 2021. As of September 30, 2021, the Company has deferred $4.8 million of costs related to this proposed transaction that are recorded in prepaid expenses and other current assets in the accompanying condensed consolidated balance sheet.
(b)Legal Matters

The City and County of San Francisco (“San Francisco”) has assessed the Company for additional Telephone Users Tax (“TUT”) and Access Line Tax (“ALT”) on certain of the Company’s services for the years 2009 through 2018. The assessments totaled $38.8 million, including interest and penalties. The Company paid the assessments under protest in the third quarter of 2020.

On May 27, 2021, the Company filed a lawsuit against San Francisco in San Francisco Superior Court challenging the assessments. The Company raised numerous defenses to the assessments including that its services are not telecommunications services, application of the taxes to Twilio’s services violates the Internet Tax Freedom Act and San Francisco does not have jurisdiction to impose tax on services provided outside of San Francisco. The Company is seeking refunds of the taxes paid, waivers of interest and penalties, cost of suit and reasonable attorneys’ fees, and other legal and equitable relief as the court deems appropriate.

The Company believes it has strong arguments that TUT and ALT do not apply to its services, but litigation is uncertain and there is no assurance that it will prevail in court. Should the Company lose on one or more of its arguments, it could incur additional losses associated with taxes, interest, and penalties that together, in aggregate, could be material. The Company regularly assesses the likelihood of adverse outcomes resulting from tax disputes such as this and examines all open years to determine the necessity and adequacy of any tax reserves. The Company’s tax reserves are further discussed in Note 13 (d) of these condensed consolidated financial statements.

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
As of September 30, 2021 and December 31, 2020, no amounts were accrued related to any outstanding indemnification agreements.
(d)Other Taxes
The Company conducts operations in many tax jurisdictions within and outside the United States. In many of these jurisdictions, non-income-based taxes, such as sales, use, telecommunications, and other local taxes are assessed on the Company’s operations. Prior to March 2017, the Company had not billed nor collected these taxes from its customers and, in accordance with U.S. GAAP, recorded a provision for its tax exposure in these jurisdictions when it was both probable that a liability had been incurred and the amount of the exposure could be reasonably estimated. These estimates included several key assumptions including, but not limited to, the taxability of the Company’s services, the jurisdictions in which its management believes it had nexus, and the sourcing of revenues to those jurisdictions. Starting in March 2017, the Company began collecting these taxes from customers in certain jurisdictions and since then has expanded to collect taxes in most jurisdictions where the Company operates. The Company is also in discussions with certain jurisdictions regarding its prior sales and other taxes, if any, that it may owe. In the event any of these jurisdictions disagree with management’s assumptions and analysis, the assessment of the Company’s tax exposure could differ materially from management’s current estimates. For example, San Francisco City and County has assessed the Company for $38.8 million in taxes, including interest and penalties, which exceeded the $11.5 million the Company had accrued for the period covered by this assessment. The Company paid the full amount as required by law. The payment made in excess of the accrued amount is reflected as a deposit in the accompanying condensed consolidated balance sheets. The Company believes, however, that this assessment is incorrect and, after failing to reach a settlement, filed a lawsuit on May 27, 2021 contesting the assessment. However, litigation is uncertain and a ruling against the Company, or a dismissal of our complaint, may adversely affect its financial position and results of operations.
As of September 30, 2021, the liabilities recorded for these taxes were $27.9 million for domestic jurisdictions and $15.3 million for jurisdictions outside of the United States. As of December 31, 2020, these liabilities were $25.6 million and $9.6 million, respectively.

14. Stockholders’ Equity
Preferred Stock
As of September 30, 2021 and December 31, 2020, the Company had authorized 100,000,000 shares of preferred stock, par value $0.001, of which no shares were issued and outstanding.
Common Stock
As of September 30, 2021 and December 31, 2020, the Company had authorized 1,000,000,000 shares of Class A common stock and 100,000,000 shares of Class B common stock, each par value $0.001 per share. As of September 30, 2021, 168,352,933 shares of Class A common stock and 9,913,181 shares of Class B common stock were issued and outstanding. As of December 31, 2020, 153,496,222 shares of Class A common stock and 10,551,302 shares of Class B common stock were issued and outstanding. Holders of Class A and Class B common stock are entitled to one vote per share and 10 votes per share, respectively, and the shares of Class A common stock and Class B common stock are identical, except for voting and conversion rights.
The Company has reserved shares of common stock for issuance as follows:

	As of	As of
	September 30,	December 31,
	2021	2020
Stock options issued and outstanding	4,510,986	5,625,735
Unvested restricted stock units issued and outstanding	6,467,518	7,523,882
Class A common stock reserved for Twilio.org	640,959	707,265
Stock-based awards available for grant under 2016 Plan	25,591,744	18,942,205
Stock-based awards available for grant under ESPP	6,481,649	4,941,281
Class A common stock reserved for the Convertible Notes	—	7,569,731
Total	43,692,856	45,310,099
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
The Company also offers an Employee Stock Purchase Plan (“ESPP”) to eligible employees. The ESPP provides for separate six-month offering periods beginning in May and November of each year. In the three months ended September 30, 2021 and 2020, no shares of Class A common stock were purchased under the ESPP and 107,815 shares are expected to be purchased in the fourth quarter of 2021.
On January 1, 2021, the shares available for grant under the 2016 Plan and ESPP were automatically increased by 8,202,376 shares and 1,640,475 shares, respectively.

Stock-options and restricted stock units and awards activity under the Company’s equity incentive plans was as follows:
Stock Options

	Number of options outstanding	Weighted- average exercise price (Per share)	Weighted- average remaining contractual term (In years)	Aggregate intrinsic value (In thousands)
Outstanding options as of December 31, 2020	5,070,735	$51.71	6.85	$1,454,222
Granted	249,842	368.82
Assumed in acquisition	83,539	49.26
Exercised	(1,122,523)	42.76
Forfeited and canceled	(325,607)	120.73
Outstanding options as of September 30, 2021	3,955,986	$68.53	6.21	$1,002,796
Options vested and exercisable as of September 30, 2021	2,482,865	$28.83	5.03	$721,478

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In thousands, except per share amounts)
Aggregate intrinsic value of stock options exercised (1)	$93,920	$89,808	$359,904	$496,198
Total estimated grant date fair value of options vested	$27,629	$12,090	$105,481	$53,110
Weighted-average grant date fair value per share of options granted or assumed in acquisition	$331.57	$—	$234.74	$64.06
____________________________________
(1) Aggregate intrinsic value represents the difference between the fair value of the Company’s Class A common stock as reported on the New York Stock Exchange and the exercise price of outstanding “in-the-money” options.
Additionally, as of September 30, 2021, the Company had outstanding 555,000 shares of performance-based stock options with a weighted average exercise price of $31.72, of which 555,000 were vested and exercisable. All performance conditions have been met.
Restricted Stock Units and Awards

	Number of awards outstanding	Weighted- average grant date fair value (Per share)	Aggregate intrinsic value (In thousands)
Unvested RSUs as of December 31, 2020	7,523,882	$131.76	$2,542,858
Granted	2,220,043	345.57
Vested	(2,570,006)	101.86
Forfeited and canceled	(706,401)	170.27
Unvested RSUs as of September 30, 2021	6,467,518	$212.83	$2,063,462
Additionally, as of September 30, 2021, the Company granted 24,697 shares of RSAs with a weighted average grant date fair value of $359.80 per share and aggregate intrinsic value of $7.8 million.
As of September 30, 2021, the Company had 318,087 shares of its Class A common stock in escrow that are subject to future vesting over a period of 2.2 years with a weighted average grant date fair value of $292.46 per share and aggregate intrinsic value of $101.5 million.

As of September 30, 2021, total unrecognized compensation cost was as follows:

	Unrecognized Compensation Cost	Weighted-average remaining period
	(In thousands)	(In years)
Unvested stock options	$189,118	2.1
Unvested restricted stock units and awards	1,235,756	3.0
Class A shares in escrow subject to future vesting	67,821	2.2
ESPP	2,360	0.1
Total	$1,495,055
Valuation Assumptions
No stock options were granted in the three months ended September 30, 2020. The fair value of employee stock options was estimated on the grant date using the following assumptions in the Black-Scholes option pricing model:

	Three Months Ended September 30,		Nine Months Ended September 30,
Employee Stock Options:	2021	2020	2021	2020
Fair value of common stock	$342.0 - $375.4	$—	$316.31 - $409.21	$108.4 - $191.9
Expected term (in years)	0.30 - 5.40	—	0.30 - 6.08	6.08
Expected volatility	42.9% - 61.5%	—%	42.9% - 61.5%	51.9% - 56.0%
Risk-free interest rate	0.1% - 0.9%	—%	0.1% - 1.1%	0.4% - 1.4%
Dividend rate	—%	—%	—%	—%

	Nine Months Ended September 30,
Employee Stock Purchase Plan:	2021	2020
Expected term (in years)	0.5	0.5
Expected volatility	58.7%	72.1%
Risk-free interest rate	0.04%	0.2%
Dividend rate	—%	—%
Stock-Based Compensation Expense
The Company recorded total stock-based compensation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In thousands)
Cost of revenue	$3,720	$2,237	$9,461	$6,217
Research and development	69,242	46,294	185,072	119,344
Sales and marketing	53,843	26,573	143,419	69,602
General and administrative	37,238	14,306	107,414	42,659
Total	$164,043	$89,410	$445,366	$237,822
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

The following table sets forth the calculation of basic and diluted net loss per share attributable to common stockholders during the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net loss attributable to common stockholders (in thousands)	$(224,109)	$(116,914)	$(658,504)	$(311,628)
Weighted-average shares used to compute net loss per share attributable to common stockholders, basic and diluted	177,231,285	147,501,075	172,605,371	142,832,021
Net loss per share attributable to common stockholders, basic and diluted	$(1.26)	$(0.79)	$(3.82)	$(2.18)
The following outstanding shares of common stock equivalents were excluded from the calculation of the diluted net loss per share attributable to common stockholders because their effect would have been anti-dilutive:

	As of September 30,
	2021	2020
Stock options issued and outstanding	4,510,986	4,946,920
Restricted stock units issued and outstanding	6,467,518	8,026,189
Class A common stock reserved for Twilio.org	640,959	729,367
Class A common stock committed under ESPP	107,815	103,374
Convertible senior notes (1)	—	5,013,815
Class A common stock in escrow	75,612	—
Class A common stock in escrow and restricted stock awards subject to future vesting	342,784	—
Total	12,145,674	18,819,665
____________________________________
(1) During the second quarter of 2021, the remaining principal amount of the Convertible Notes was fully redeemed and as of June 30, 2021, no Convertible Notes were outstanding. As of September 30, 2020, the Company was using treasury stock method to calculate the dilutive impact of the Convertible Notes because at that time the Company expected to settle the principal amount of these notes in cash and any excess in shares of the Company’s Class A common stock. Effective with the fourth quarter 2020, the Company expected to settle the principal amount of these notes in shares of the Company’s Class A common stock, and since then used the if-converted method for calculating a potential dilutive effect on diluted net income per share, if applicable. As of September 30, 2020, the conversion spread, calculated using the average market price of Class A common stock during the period consistent with the treasury stock method, had a dilutive impact on diluted net income per share of Class A common stock when the average market price of the Company’s Class A common stock for a given period exceeded the conversion price of $70.90 per share.
17. Income Taxes
The Company computes its provision for interim periods by applying an estimated annual effective tax rate to anticipated annual pretax income or loss. The estimated annual effective tax rate is applied to the Company’s year to date income or loss, and is adjusted for discrete items recorded in the period. The Company recorded an income tax benefit of $14.8 million and $12.7 million for the three and nine months ended September 30, 2021, respectively, and an income tax provision of $0.6 million and $1.9 million for the three and nine months ended September 30, 2020, respectively.
The benefit for income taxes recorded in the three and nine months ended September 30, 2021 consists primarily of the income tax benefit from the reversal of U.S. valuation allowance related to acquired intangibles from current year business combinations partially offset with income taxes and withholding taxes in foreign jurisdictions in which the Company conducts business. The provision for income taxes recorded in the three and nine months ended September 30, 2020 consists primarily of income taxes and withholding taxes in foreign jurisdictions in which the Company conducts business.

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
We have achieved significant growth in recent periods. In the three months ended September 30, 2021 and 2020, our revenue was $740.2 million and $448.0 million, respectively, and our net loss was $224.1 million and $116.9 million, respectively. In the three months ended September 30, 2021 and 2020, our 10 largest Active Customer Accounts generated an aggregate of 11% and 14% of our total revenue, respectively.
Acquisition of Zipwhip, Inc
On July 14, 2021, we acquired Zipwhip, Inc. (“Zipwhip”), a leading provider of toll-free messaging in the United States, for a purchase price of $838.4 million. The purchase price was paid in the form of shares of our Class A common stock and cash and included fair value of pre-combination services of Zipwhip employees that was embedded in the unvested equity awards which we assumed on the acquisition closing date. Part of the cash consideration was paid to settle the vested stock options of Zipwhip employees that were outstanding on the acquisition closing date. We assumed all unvested and outstanding stock options and restricted stock units of Zipwhip continuing employees as converted into our own respective equity awards at the conversion ratio provided in the Agreement and Plan of Merger and Reorganization. This acquisition is described in detail in Note 7 to our condensed consolidated financial statements included elsewhere in this quarterly report on Form 10-Q. During the nine months ended September 30, 2021, we incurred $4.2 million in expenses related to this transaction.
COVID-19 UPDATE
A novel coronavirus disease (“COVID-19”) was declared a global pandemic during the first quarter of 2020 and has resulted in the imposition of numerous, unprecedented, national and international measures to try to contain the virus, including travel bans and restrictions, shutdowns, quarantines, shelter-in-place and social distancing orders. To prioritize the health and safety of our employees, customers and our community at large, we have either cancelled or shifted our planned events to virtual-only experiences and may determine to alter, postpone or cancel additional customer, employee or industry events in the future. Since mid-March 2020, we have also taken several precautionary measures to protect our employees and contingent workers and help minimize the spread of the virus, including temporarily closing our worldwide offices, requiring all employees and contingent workers to work from home and suspending almost all business travel worldwide for our employees. We have continued to monitor the progress of vaccination efforts around the world. In the third quarter of 2021, as COVID-19 related restrictions have eased in some geographies, we commenced a phased reopening for certain offices. In these cases, reopening includes limited capacity and social distancing, is voluntary, and is only available to fully-vaccinated employees, unless they have a medical or other protected exception.
The broader implications of COVID-19 on our results of operations and overall financial performance remain uncertain. The COVID-19 pandemic and its adverse effects have been prevalent in the locations where we, our customers, our suppliers or our third-party business partners conduct business. There may be additional impacts to the economy and our business as a result of COVID-19. We expect that there may be some volatility in customer demand and buying habits as the pandemic continues, and we may experience constrained supply or curtailed customer demand that could materially and adversely impact our business, results of operations and financial performance in future periods. Specifically, we may experience impact from delayed sales cycles, including customers and prospective customers delaying contract signing or contract renewals, or reducing budgets or minimum commitments related to the products and services that we offer and changes to consumer behavior that may affect customers who use our products and services for confirmations, notifications, and other use cases. See the risk factor titled “The global COVID-19 pandemic may adversely impact our business, results of operations and financial performance” in Part II, Item 1A, “Risk Factors” of this Quarterly Report on Form 10-Q for further discussion of the possible impact of the COVID-19 pandemic on our business, financial condition and results of operations.
Key Business Metrics

	Three Months Ended September 30,
	2021	2020
Number of Active Customer Accounts (as of end date of period) (1)	250,000	208,000
Total Revenue (in thousands) (1)	$740,176	$447,969
Total Revenue Growth Rate (1)	65%	52%
Dollar-Based Net Expansion Rate (2)	131%	137%
____________________
(1) Includes the contributions from our ValueFirst business, acquired March 12, 2021, and Twilio Segment business, acquired November 2, 2020.

(2) Revenue from Zipwhip, ValueFirst and Twilio Segment will not impact this calculation until the quarter following the one-year anniversary of the respective acquisition.
Number of Active Customer Accounts. We believe that the number of Active Customer Accounts is an important indicator of the growth of our business, the market acceptance of our platform and future revenue trends. We define an “Active Customer Account” at the end of any period as an individual account, as identified by a unique account identifier, for which we have recognized at least $5 of revenue in the last month of the period. We believe that use of our platform by customers at or above the $5 per month threshold is a stronger indicator of potential future engagement than trial usage of our platform or usage at levels below $5 per month. In the three months ended September 30, 2021 and 2020, revenue from Active Customer Accounts represented over 99% of total revenue in each period. A single organization may constitute multiple unique Active Customer Accounts if it has multiple account identifiers, each of which is treated as a separate Active Customer Account.
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

Key Components of Statements of Operations
Revenue. We derive our revenue primarily from usage‑based fees earned from customers using the software products within our Channel APIs. These usage‑based software products include offerings such as Programmable Messaging, Programmable Voice and Programmable Video, among others. Some examples of the usage‑based fees for which we charge include the number of text messages sent or received using our Programmable Messaging products, minutes of call duration activity for our Programmable Voice products, and number of authentications for our Verify product. In the three months ended September 30, 2021 and 2020, we generated 72% and 77% of our revenue, respectively, from usage‑based fees. We also earn monthly flat fees from certain fee‑based products, such as our Email API, Marketing Campaigns, Twilio Flex, our cloud contact center platform, and Twilio Segment, our customer data platform.
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
Our gross margin has been and will continue to be affected by a number of factors, including the timing and extent of our investments in our operations; our product mix; our ability to manage our network service provider and cloud infrastructure‑related fees, including Application to Person SMS fees; the mix of U.S. revenue compared to international revenue; changes in foreign exchange rates; the timing of amortization of capitalized software development costs and acquired intangibles; and the extent to which we periodically choose to pass on our cost savings from platform optimization efforts to our customers in the form of lower usage prices.
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
Non‑GAAP Gross Profit and Non‑GAAP Gross Margin. For the periods presented, we define non‑GAAP gross profit and non‑GAAP gross margin as GAAP gross profit and GAAP gross margin, respectively, adjusted to exclude, as applicable, certain expenses as presented in the table below:

	Three Months Ended September 30,
	2021	2020
Reconciliation:	(In thousands)
Gross profit	$364,615	$230,874
Gross margin	49%	52%
Non-GAAP adjustments:
Stock-based compensation	3,720	2,237
Amortization of acquired intangibles	31,558	12,540
Non-GAAP gross profit	$399,893	$245,651
Non-GAAP gross margin	54%	55%

Non‑GAAP Operating Expenses. For the periods presented, we define non‑GAAP operating expenses (including categories of operating expenses) as GAAP operating expenses (and categories of operating expenses) adjusted to exclude, as applicable, certain expenses as presented in the table below:

	Three Months Ended September 30,
	2021	2020
Reconciliation:	(In thousands)
Operating expenses	$596,960	$343,144
Non-GAAP adjustments:
Stock-based compensation	(160,323)	(87,173)
Amortization of acquired intangibles	(24,203)	(7,886)
Acquisition-related expenses	(1,620)	(791)
Charitable contributions	(8,389)	(5,757)
Payroll taxes related to stock-based compensation	(10,734)	(3,179)
Non-GAAP operating expenses	$391,691	$238,358
Non‑GAAP Income from Operations and Non‑GAAP Operating Margin. For the periods presented, we define non‑GAAP income from operations and non‑GAAP operating margin as GAAP loss from operations and GAAP operating margin, respectively, adjusted to exclude, as applicable, certain expenses as presented in the table below:

	Three Months Ended September 30,
	2021	2020
Reconciliation:	(In thousands)
Loss from operations	$(232,345)	$(112,270)
Operating margin	(31)%	(25)%
Non-GAAP adjustments:
Stock-based compensation	164,043	89,410
Amortization of acquired intangibles	55,761	20,426
Acquisition-related expenses	1,620	791
Charitable contributions	8,389	5,757
Payroll taxes related to stock-based compensation	10,734	3,179
Non-GAAP income from operations	$8,202	$7,293
Non-GAAP operating margin	1%	2%

Results of Operations
The following tables set forth our results of operations for the periods presented and as a percentage of our total revenue for those periods. The period-to-period comparison of our historical results are not necessarily indicative of the results that may be expected in the future.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Condensed Consolidated Statements of Operations Data:	(In thousands)
Revenue	$740,176	$447,969	$1,999,095	$1,213,686
Cost of revenue (1) (2)	375,561	217,095	1,004,929	580,146
Gross profit	364,615	230,874	994,166	633,540
Operating expenses:
Research and development (1) (2)	209,890	136,652	565,970	371,692
Sales and marketing (1) (2)	264,548	140,875	713,196	387,420
General and administrative (1) (2)	122,522	65,617	346,958	182,038
Total operating expenses	596,960	343,144	1,626,124	941,150
Loss from operations	(232,345)	(112,270)	(631,958)	(307,610)
Other expenses, net	(6,613)	(3,996)	(39,219)	(2,099)
Loss before benefit (provision) for income taxes	(238,958)	(116,266)	(671,177)	(309,709)
Benefit (provision) for income taxes	14,849	(648)	12,673	(1,919)
Net loss attributable to common stockholders	$(224,109)	$(116,914)	$(658,504)	$(311,628)
____________________________________
(1) Includes stock-based compensation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In thousands)
Cost of revenue	$3,720	$2,237	$9,461	$6,217
Research and development	69,242	46,294	185,072	119,344
Sales and marketing	53,843	26,573	143,419	69,602
General and administrative	37,238	14,306	107,414	42,659
Total	$164,043	$89,410	$445,366	$237,822
____________________________________
(2) Includes amortization of acquired intangibles as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In thousands)
Cost of revenue	$31,558	$12,540	$84,104	$37,616
Research and development	462	—	840	—
Sales and marketing	23,741	7,876	61,197	23,629
General and administrative	—	10	125	68
Total	$55,761	$20,426	$146,266	$61,313

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Condensed Consolidated Statements of Operations, as a percentage of revenue: **
Revenue	100%	100%	100%	100%
Cost of revenue	51	48	50	48
Gross profit	49	52	50	52
Operating expenses:
Research and development	28	31	28	31
Sales and marketing	36	31	36	32
General and administrative	17	15	17	15
Total operating expenses	81	77	81	78
Loss from operations	(31)	(25)	(32)	(25)
Other expenses, net	(1)	(1)	(2)	*
Loss before benefit (provision) for income taxes	(32)	(26)	(34)	(26)
Benefit (provision) for income taxes	2	*	1	*
Net loss attributable to common stockholders	(30%)	(26%)	(33%)	(26%)
____________________________________
* Less than 0.5% of revenue.
** Columns may not add up to 100% due to rounding.
Comparison of the Three Months Ended September 30, 2021 and 2020
Revenue

	Three Months Ended September 30,
	2021	2020	Change
	(Dollars in thousands)
Total Revenue	$740,176	$447,969	$292,207	65%
In the three months ended September 30, 2021, total revenue increased by $292.2 million, or 65%, compared to the same period last year. This increase was primarily attributable to an increase in the usage of our products, particularly our Programmable Messaging products and Programmable Voice products, the adoption of additional products by our existing customers, the additional A2P fees imposed by certain carriers and revenue contribution from the acquisitions of the Twilio Segment business, ValueFirst business and Zipwhip business. The change in usage was reflected in our Dollar‑Based Net Expansion Rate of 131% for the three months ended September 30, 2021. The increase in usage was also attributable to a 20% increase in the number of Active Customer Accounts, from over 208,000 as of September 30, 2020, to over 250,000 as of September 30, 2021.
In the three months ended September 30, 2021, U.S. revenue and international revenue represented $498.0 million or 67%, and $242.2 million, or 33%, respectively, of total revenue. In the three months ended September 30, 2020, U.S. revenue and international revenue represented $328.1 million, or 73%, and $119.9 million, or 27%, respectively, of total revenue. The increase in international revenue was attributable to the growth in usage of our products, particularly our Programmable Messaging products and Programmable Voice products, by our existing international Active Customer Accounts; a 19% increase in the number of international Active Customer Accounts driven in part by our focus on expanding our sales to customers outside of the United States; and revenue contribution from our recent acquisitions.

Cost of Revenue and Gross Margin

	Three Months Ended September 30,
	2021	2020	Change
	(Dollars in thousands)
Cost of revenue	$375,561	$217,095	$158,466	73%
Gross margin	49%	52%
In the three months ended September 30, 2021, cost of revenue increased by $158.5 million, or 73%, compared to the same period last year. The increase in cost of revenue was primarily attributable to a $130.6 million increase in network service providers’ costs and a $19.0 million increase in the amortization expense of intangible assets that we acquired through business combinations. In addition, the three month ended September 30, 2021, included cost of revenue from our recent acquisitions.
In the three months ended September 30, 2021, gross margin percentage declined compared to the same period last year. This decline was primarily driven by a re-acceleration in growth of our messaging business, an increase in amortization expense related to acquired intangible assets, the additional A2P fees imposed by certain carriers, the impact of an increasing mix of international product usage and an increase in network service provider fees in certain geographies. These declines were partially offset by the impact of the acquisition of the Twilio Segment business and certain operational improvements.
Operating Expenses

	Three Months Ended September 30,
	2021	2020	Change
	(Dollars in thousands)
Research and development	$209,890	$136,652	$73,238	54%
Sales and marketing	264,548	140,875	123,673	88%
General and administrative	122,522	65,617	56,905	87%
Total operating expenses	$596,960	$343,144	$253,816	74%
In the three months ended September 30, 2021, research and development expenses increased by $73.2 million, or 54%, compared to the same period last year. The increase was primarily attributable to a $61.3 million increase in personnel costs, net of a $5.1 million increase in capitalized software development costs, largely as a result of a 73% average increase in our research and development headcount, as we continued to focus on enhancing our existing products, introducing new products as well as enhancing product management and other technical functions. The increase was also due to a $3.3 million increase in our software subscriptions fees supporting development of our products. In addition, the three months ended September 30, 2021 included research and development expenses and the impact of growth in our headcount from our recent acquisitions.
In the three months ended September 30, 2021, sales and marketing expenses increased by $123.7 million, or 88%, compared to the same period last year. The increase was primarily attributable to a $87.6 million increase in personnel costs, largely as a result of a 114% average increase in sales and marketing headcount, as we continued to expand our sales efforts in the United States and abroad. The increase was also due to a $15.9 million increase related to the amortization of acquired intangible assets and a $7.0 million increase in advertising expenses. In addition, the three months ended September 30, 2021 included sales and marketing expenses and the impact of growth in the headcount from our recent acquisitions.
In the three months ended September 30, 2021, general and administrative expenses increased by $56.9 million, or 87%, compared to the same period last year. The increase was primarily attributable to a $46.8 million increase in personnel costs, largely as a result of a 126% average increase in general and administrative headcount, to support the growth of our business domestically and internationally. The increase was also due to a $2.6 million increase in charitable contributions and a $0.9 million increase in professional services fees related to our acquisitions of other businesses. Further, the three months ended September 30, 2021 included general and administrative expenses and the impact of growth in the headcount from our recent acquisitions.

Comparison of the Nine Months Ended September 30, 2021 and 2020
Revenue

	Nine Months Ended September 30,
	2021	2020	Change
	(Dollars in thousands)
Total Revenue	$1,999,095	$1,213,686	$785,409	65%
In the nine months ended September 30, 2021, total revenue increased by $785.4 million, or 65%, compared to the same period last year. This increase was primarily attributable to an increase in the usage of our products, particularly our Programmable Messaging products and Programmable Voice products, the adoption of additional products by our existing customers, the additional A2P fees imposed by certain carriers and revenue contribution from the acquisition of our Twilio Segment business,ValueFirst business and Zipwhip business. The change in usage was reflected in our Dollar‑Based Net Expansion Rate of 133% for the nine months ended September 30, 2021. The increase in usage was also attributable to a 20% increase in the number of Active Customer Accounts, from over 208,000 as of September 30, 2020, to over 250,000 as of September 30, 2021.
In the nine months ended September 30, 2021, U.S. revenue and international revenue represented $1,372.4 million or 69%, and $626.7 million, or 31%, respectively, of total revenue. In the nine months ended September 30, 2020, U.S. revenue and international revenue represented $882.0 million, or 73%, and $331.7 million, or 27%, respectively, of total revenue. The increase in international revenue was attributable to the growth in usage of our products, particularly our Programmable Messaging products and Programmable Voice products, by our existing international Active Customer Accounts; a 20% increase in the number of international Active Customer Accounts driven in part by our focus on expanding our sales to customers outside of the United States; and revenue contribution from our recent acquisitions.
Cost of Revenue and Gross Margin

	Nine Months Ended September 30,
	2021	2020	Change
	(Dollars in thousands)
Cost of revenue	$1,004,929	$580,146	$424,783	73%
Gross margin	50%	52%
In the nine months ended September 30, 2021, cost of revenue increased by $424.8 million, or 73%, compared to the same period last year. The increase in cost of revenue was primarily attributable to a $297.3 million increase in network service providers’ costs and a $35.4 million increase in cloud infrastructure fees, both to support the growth in usage of our products. The increase was also due to a $46.5 million increase in the amortization expense of intangible assets that we acquired through business combinations. In addition, the nine month ended September 30, 2021, included cost of revenue from our recent acquisitions.
In the nine months ended September 30, 2021, gross margin percentage declined compared to the same period last year. This decline was primarily driven by a re-acceleration in growth of our messaging business, an increase in amortization expense related to acquired intangible assets, the additional A2P fees imposed by certain carriers, the impact of an increasing mix of international product usage and an increase in network service provider fees in certain geographies. These declines were partially offset by the impact of the acquisition of the Twilio Segment business and certain operational improvements.

Operating Expenses

	Nine Months Ended September 30,
	2021	2020	Change
	(Dollars in thousands)
Research and development	$565,970	$371,692	$194,278	52%
Sales and marketing	713,196	387,420	325,776	84%
General and administrative	346,958	182,038	164,920	91%
Total operating expenses	$1,626,124	$941,150	$684,974	73%
In the nine months ended September 30, 2021, research and development expenses increased by $194.3 million, or 52%, compared to the same period last year. The increase was primarily attributable to a $166.8 million increase in personnel costs, net of a $12.0 million increase in capitalized software development costs, largely as a result of a 62% average increase in our research and development headcount, as we continued to focus on enhancing our existing products, introducing new products as well as enhancing product management and other technical functions. In addition, the nine months ended September 30, 2021 included research and development expenses and the impact of growth in the headcount, from our recent acquisitions.
In the nine months ended September 30, 2021, sales and marketing expenses increased by $325.8 million, or 84%, compared to the same period last year. The increase was primarily attributable to a $229.9 million increase in personnel costs, largely as a result of a 100% average increase in sales and marketing headcount, as we continued to expand our sales efforts in the United States and abroad. The increase was also due to a $37.6 million increase related to the amortization of acquired intangible assets and a $22.6 million increase in advertising expenses. In addition, the nine months ended September 30, 2021 included sales and marketing expenses and the impact of growth in the headcount from our recent acquisitions.
In the nine months ended September 30, 2021, general and administrative expenses increased by $164.9 million, or 91%, compared to the same period last year. The increase was primarily attributable to a $115.7 million increase in personnel costs, largely as a result of a 103% average increase in general and administrative headcount, to support the growth of our business domestically and internationally. The increase was also due to a $12.2 million increase in charitable contributions, a $6.2 million increase in professional service fees related to our acquisitions of other businesses and a $8.3 million increase in other professional services fees incurred in the ordinary course of business. Further, the nine months ended September 30, 2021 included general and administrative expenses and the impact of growth in the headcount from our recent acquisitions.
Liquidity and Capital Resources
Our principal sources of liquidity have been (i) the net proceeds of $979.0 million, $1.4 billion and $1.8 billion, net of underwriting discounts and offering expenses paid by us, from our public equity offerings in June 2019, August 2020 and February 2021, respectively; (ii) the net proceeds of approximately $537.0 million, after deducting purchaser discounts and debt issuance costs paid by us, from the issuance of our convertible senior notes due 2023 in May 2018; (iii) the aggregate net proceeds of approximately $985.1 million, after deducting purchaser discounts and debt issuance costs paid or payable by us, from the issuance of our 2029 Notes and 2031 Notes in March 2021; and (iv) the payments received from customers using our products.
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

Cash Flows
The following table summarizes our cash flows:

	Nine Months Ended September 30,
	2021	2020
	(In thousands)
Net cash (used in) provided by operating activities	$(19,949)	$17,753
Net cash used in investing activities	(2,451,736)	(620,945)
Net cash provided by financing activities	3,039,300	1,476,559
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(157)	—
Net increase in cash, cash equivalents and restricted cash	$567,458	$873,367
Cash Flows from Operating Activities
In the nine months ended September 30, 2021, cash used in operating activities consisted primarily of our net loss of $658.5 million adjusted for non-cash items, including $445.4 million of stock-based compensation expense, $189.7 million of depreciation and amortization expense, $36.2 million of non-cash reduction to our operating right-of-use asset, $24.6 million of donated common stock, $20.8 million amortization of deferred commissions, $15.6 million of tax benefit related to our Zipwhip and prior acquisitions, a $11.4 million increase in our allowance for credit losses, $5.5 million amortization of debt discount and issuance costs, and $141.8 million of cumulative changes in operating assets and liabilities. With respect to changes in operating assets and liabilities, accounts receivable and prepaid expenses increased $141.1 million primarily due to the timing of cash receipts from certain of our larger customers, pre-payments for cloud infrastructure fees and certain operating expenses. Accounts payable and other current liabilities increased $76.1 million primarily due to increases in transaction volumes. Operating lease liability decreased $36.3 million due to payments made against our operating lease obligations. Other long-term assets increased $66.5 million primarily due to an increase in the sales commissions balances related to the growth of our business.
In the nine months ended September 30, 2020, cash provided by operating activities consisted primarily of our net loss of $311.6 million adjusted for non-cash items, including $237.8 million of stock-based compensation expense, $98.1 million of depreciation and amortization expense, $27.2 million of reduction to our operating right-of-use asset, $18.4 million in amortization of debt discount and issuance costs, a $8.4 million increase in allowance for credit losses, $8.6 million of amortization of our deferred sales commissions and $86.8 million of cumulative changes in operating assets and liabilities. With respect to changes in operating assets and liabilities, accounts receivable and prepaid expenses increased $67.1 million primarily due to the timing of cash receipts from our customers, pre-payments for cloud infrastructure fees and certain operating expenses. Accounts payable and other current liabilities increased $59.7 million primarily due to increases in transaction volumes. Operating right-of-use liability decreased $25.2 million due to payments made against our operating lease obligations. Long-term assets increased $64.8 million primarily due to an increase in the sales commissions balances related to the growth of our business.
Cash Flows from Investing Activities
In the nine months ended September 30, 2021, cash used in investing activities was $2.5 billion primarily consisting of $1.9 billion purchases of marketable securities and other investments, net of maturities and sales, $490.9 million of net cash paid to acquire other businesses, $33.6 million related to purchases of long-lived assets and $35.9 million related to capitalized software development costs.
In the nine months ended September 30, 2020, cash used in investing activities was $620.9 million primarily consisting of $572.8 million of purchases of marketable securities net of maturities and sales, $26.1 million related to capitalized software development costs and $19.3 million related to purchases of long-lived assets.

Cash Flows from Financing Activities
In the nine months ended September 30, 2021, cash provided by financing activities was $3.0 billion primarily consisting of $1.8 billion in net proceeds from our public equity offering, $984.7 million in net proceeds from the issuance of our 2029 Notes and 2031 Notes, as described in Note 10 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, $228.4 million in net proceeds from the settlement of the capped call transactions related to our convertible notes fully redeemed in the second quarter of 2021, and $71.6 million in proceeds from stock options exercised by our employees and shares issued under our employee stock purchase plan. This was offset by $4.9 million in principal payments made on finance leases and $6.6 million related to the value of equity awards withheld to settle tax liabilities.
In the nine months ended September 30, 2020, cash provided by financing activities was $1.5 billion primarily consisting of $1.4 billion in net proceeds from our public equity offering, and $79.2 million in proceeds from stock options exercised by our employees and shares issued under our employee stock purchase plan. These inflows were partially offset by $6.7 million in principal payments on our convertible notes and financing leases and $4.2 million related to the value of equity awards withheld to settle tax liabilities.
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
Other than the adoption of our derivatives and hedging policy in the second quarter of 2021, as further described in Note 2(e) to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, there have been no changes to our critical accounting policies as described in our Annual Report on Form 10-K filed with the SEC on February 26, 2021.
Accounting Pronouncements Not Yet Adopted
There are no material recent accounting pronouncements not yet adopted.
Off-Balance Sheet Arrangements
We have not entered into any off-balance sheet arrangements and do not have any holdings in variable interest entities.
Contractual Obligations and Other Commitments
Our principal commitments consist of obligations under our 2029 Notes and 2031 Notes, our operating leases for office space and our contractual commitments to our cloud infrastructure and network service providers. In the three and nine months ended September 30, 2021, we entered into several non-cancelable vendor agreements with terms up to four years for a total purchase commitment of $9.0 million and $447.0 million, respectively.
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
We webcast our earnings calls and certain events we participate in or host with members of the investment community on our investor relations website. Additionally, we provide notifications of news or announcements regarding our financial performance, including SEC filings, investor events, press and earnings releases and blogs as part of our investor relations website (https://investors.twilio.com). We also use our Twitter Account (https://twitter.com/twilio) and the Twitter account of our Chief Executive Officer, Jeff Lawson (https://twitter.com/jeffiel) as a means of disclosing information about our Company, our services and other matters and for complying with our disclosure obligations under Regulation FD.

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
Interest Rate Risk
We had cash, cash equivalents and restricted cash of $1.5 billion and marketable securities of $3.9 billion as of September 30, 2021. Cash, cash equivalents and restricted cash consist of bank deposits and money market funds. Marketable securities consist primarily of U.S. treasury securities and high credit quality corporate debt securities. The cash and cash equivalents and marketable securities are held for working capital purposes. Such interest‑earning instruments carry a degree of interest rate risk. To date, fluctuations in interest income have not been significant. The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. Due to the short‑term nature of our investments, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. A hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our unaudited condensed consolidated financial statements.
In May 2018, we issued $550.0 million aggregate principal amount of Convertible Notes, which were fully redeemed as of June 2, 2021.
In March 2021, we issued and sold $1.0 billion aggregate principal amount of our 2029 Notes and 2031 Notes carrying fixed interest rates of 3.625% and 3.875%, respectively.
Currency Exchange Risks
The functional currency of most of our foreign subsidiaries is the U.S. dollar. The local currencies of our foreign subsidiaries are the Australian dollar, the Bermuda dollar, the Brazilian real, the British pound, the Canadian dollar, the Columbian peso, the Czech Republic koruna, the Euro, the Hong Kong dollar, the Indian rupee, the Japanese yen, the Mexican Peso, the Polish Zloty, the Serbian dinar, the Singapore dollar and the Swedish krona.
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
Item 4. Controls and Procedures
(a)    Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q.

Based on this evaluation, our Chief Executive Officer and Principal Financial Officer concluded that, as of September 30, 2021, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
(b)    Changes in Internal Control
There were no changes in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15 (d) and 15d-15 (d) of the Exchange Act that occurred during the quarter ended September 30, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
(c)    Inherent Limitations on Effectiveness of Controls
Our management, including our Chief Executive Officer and Principal Financial Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost‑effective control system, misstatements due to error or fraud may occur and not be detected.

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
•requirement of a significant amount of cash to service our future debt; and
•our ability to raise the funds necessary for the repayment of the 2029 Notes and 2031 Notes for cash.

Risks Related to Our Business and Our Industry
The global COVID-19 pandemic may adversely impact our business, results of operations and financial performance.

The rapid spread of COVID-19 globally has in the past disrupted, and may continue to disrupt, our day-to-day operations and the operations of our customers, partners and service providers for an indefinite period of time, including as a result of changing public health recommendations, travel restrictions and limitations, the duration, spread and severity and potential recurrence of the virus and its variants, as well as the efficacy of vaccines and vaccine distribution and the timing and trajectory of the economic recovery, all of which could negatively impact our business and results of operations and financial condition. While the global economy is reopening in various parts of the world, some countries and locations are reinstating lockdowns and other restrictions that make a recovery difficult to predict. This may result in differing levels of demand for our products as the priorities, resources, financial conditions and economic outlook of our customers, partners and service providers change, which could adversely affect or increase the volatility of our financial results. For example, certain industries such as travel, hospitality and ridesharing were initially more impacted by COVID-19 than others, and have recovered at varying rates. It has been and, until the COVID-19 pandemic is contained, will continue to be more difficult for us to forecast usage levels and predict revenue trends for the more adversely impacted industries. Any prolonged contractions in the travel and hospitality industries, along with any effects on supply chain or on other industries in which our customers, partners and service providers operate, could adversely impact our business, results of operations and financial condition.

Additionally the COVID-19 pandemic has adversely affected global economic and market conditions, which are likely to continue for an extended period, and which could result in decreased business spending by our customers and prospective customers and business partners and third-party business partners, reduced demand for our solutions, lower renewal rates by our customers, longer or delayed sales cycles, including customers and prospective customers delaying contract signing or contract renewals, or reducing budgets or minimum commitments related to the product and services that we offer, all of which could have an adverse impact on our business operations and financial condition. Specifically, we often enter into annual or multi-year, minimum commitment arrangements with our customers. If customers fail to pay us or reduce their spending with us, we may be adversely affected by an inability to collect amounts due, the cost of enforcing the terms of our contracts, including litigation, or a reduction in revenue. The continuing pandemic could also result in constrained supply or reduced customer demand and willingness to enter into or renew contracts with us, any of which could adversely impact our business, results of operations and overall financial performance in future periods. While we have developed and continue to develop plans to help mitigate the potential negative impact of the pandemic on our business, these efforts may not be effective, and a protracted economic downturn may limit the effectiveness of our mitigation efforts.
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

The duration and extent of the impact from the COVID-19 pandemic depends on future developments that cannot be accurately predicted at this time. To the extent that the COVID-19 pandemic harms our business, results of operations and financial condition, many of the other risks described in this “Risk Factors” section will be exacerbated.

We have experienced rapid growth and expect our growth to continue, and if we fail to effectively manage our growth, then our business, results of operations and financial condition could be adversely affected.
We have experienced substantial growth in our business since inception. For example, our headcount has grown from 3,664 employees on September 30, 2020 to 7,381 employees on September 30, 2021. We have moved to a virtual on-boarding process since the imposition of COVID-19 restrictions on certain business activities. In addition, we are rapidly expanding our international operations. Our international headcount grew from 1,108 employees as of September 30, 2020 to 2,701 employees as of September 30, 2021. We expect to continue to expand our international operations in the future. We have also experienced significant growth in the number of customers, usage and amount of data that our platform and associated infrastructure support. This growth has placed and may continue to place significant demands on our corporate culture, operational infrastructure and management, particularly in light of virtual on-boarding and limited connectivity.
We believe that our corporate culture has been a critical component of our success. We have invested substantial time and resources in building our team and nurturing our culture. As we expand our business in the U.S. and non-U.S. regions and mature as a public company, we may find it difficult to maintain our corporate culture while managing this growth. In addition, in February 2021, we announced a new Open Work hybrid work approach, under which most employees will have a choice about where and how they work. We face uncertainty as to whether Open Work, and any adjustments we may make to our model, will meet the needs and expectations of our workforce. Our employees generally continue to work from home, and we have begun allowing certain business critical travel. We have continued to monitor the progress of vaccination efforts around the world. In the third quarter of 2021, as COVID-19 related restrictions have eased in some geographies, we commenced a phased reopening for certain offices. In these cases, reopening includes limited capacity and social distancing, is voluntary, and is only available to fully-vaccinated employees, unless they have a medical or other protected exception. Any failure to manage our anticipated growth and organizational changes, including Open Work and our reopening approach, in a manner that preserves the key aspects of our culture could hurt our chance for future success, including our ability to recruit and retain employees, and effectively focus on and pursue our corporate objectives. This, in turn, could adversely affect our business, results of operations and financial condition.
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
Our results of operations, including the levels of our revenue, cost of revenue, gross margin and operating expenses, have fluctuated from quarter to quarter in the past and may continue to vary significantly in the future. These fluctuations are a result of a variety of factors, many of which are outside of our control, and may be difficult to predict and may or may not fully reflect the underlying performance of our business. If our quarterly results of operations or forward-looking quarterly and annual financial guidance fall below the expectations of investors or securities analysts, then the trading price of our Class A common stock could decline substantially. Some of the important factors that may cause our results of operations to fluctuate from quarter to quarter include:

•the impact of COVID-19 on our customers, partners and service providers, our pace of hiring and the global economy in general;
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
•changes to the policies or practices of third-party platforms, such as the Apple App Store and the Google Play Store, including with respect to Apple’s Identifier for Advertisers (IDFA), which helps advertisers assess the effectiveness of their advertising efforts, and with respect to transparency regarding data processing;
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
•change in the mix of products that our customers use during a particular period;
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
•rising inflation and our ability to control costs, including our operating expenses;
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
The promotion of our brand also requires us to make substantial expenditures, and we anticipate that these expenditures will increase as our market becomes more competitive and as we expand into new markets. To the extent that these activities increase revenue, this revenue still may not be enough to offset the increased expenses we incur. In addition, due to restrictions on travel and in-person meetings as a result of the ongoing COVID-19 pandemic, we have limited ability to host in-person events, which have been a significant source of our customer pipeline in prior years. It is likely that we will have a mix of virtual and in-person customer, employee or industry events in the near future and overall a smaller number of in-person events than we hosted prior to the COVID-19 pandemic. We have typically relied on marketing and promotional events such as SIGNAL and in-person meetings to facilitate customer sign-ups and generate leads for potential customers, and we cannot predict how long or the extent to which the COVID-19 pandemic may continue to constrain our marketing, promotional and sales activities. If we do not successfully maintain and enhance our brand, then our business may not grow, we may see our pricing power reduced relative to competitors and we may lose customers, all of which would adversely affect our business, results of operations and financial condition.

The market for our products and platform continues to evolve, may decline or experience limited growth and is dependent in part on developers continuing to adopt our platform and use our products.
We were founded in 2008, and we have been developing and providing a cloud‑based platform that enables developers and organizations to integrate voice, messaging, video and email communications capabilities into their software applications. This market continues to evolve and is subject to a number of risks and uncertainties. We believe that our revenue currently constitutes a significant portion of the total revenue in this market, and therefore, we believe that our future success will depend in large part on the growth, if any, and evolution of this market. If developers and organizations do not recognize the need for and benefits of our products and platform, they may decide to adopt alternative products and services to satisfy some portion of their business needs. In order to grow our business and extend our market position, we intend to focus on educating developers and other potential customers about the benefits of our products and platform, expanding the functionality of our products and bringing new technologies to market to increase market acceptance and use of our platform. Our ability to expand the market that our products and platform address depends upon a number of factors, including the cost, performance and perceived value associated with such products and platform. The market for our products and platform could fail to grow significantly or there could be a reduction in demand for our products as a result of a lack of developer acceptance, technological challenges, competing products and services, decreases in spending by current and prospective customers, weakening economic conditions and other causes. If our market does not experience significant growth or demand for our products decreases, then our business, results of operations and financial condition could be adversely affected.
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

For example, the European Union (“EU”) adopted the GDPR, which took effect on May 25, 2018, and imposes stringent penalties for noncompliance. Companies that violate the GDPR can face private litigation, restrictions or prohibitions on data processing, and fines of up to the greater of €20 million or 4% of global annual revenues. The GDPR imposes comprehensive privacy, data protection and data security obligations on businesses and requires service providers (data processors) processing personal information on behalf of customers to, among other things, make contractual privacy, data protection and data security commitments, cooperate with European data protection authorities, implement security measures, give data breach notifications, and keep records of personal information processing activities. EU member states also have national laws restricting direct marketing communications and the use of cookies and similar technologies. If our efforts to comply with GDPR or other applicable EU laws and regulations are not successful, we may be subject to significant fines and restrictions on our ability to process personal information as needed to provide our product and services, which could impede our ability to conduct business in the EU, reduce demand for our services and adversely impact our business and results of operations.
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

Though Twilio relies on its Binding Corporate Rules to serve as the primary mechanism to legitimize data transfers from the EEA to other jurisdictions, including the U.S., subsequent approval of new Standard Contractual Clauses by the European Commission on June 4, 2021 and guidance provided by the European Data Protection Board (“EDPB”) obligate Twilio to adopt supplemental security measures and to conduct transfer impact assessments for cross-border data transfers. There is no guarantee that our customers will be satisfied with our assessments or supplemental measures. Because our primary data processing facilities are currently in the U.S., we have experienced hesitancy, reluctance, or refusal by European or multinational customers to continue to use our services due to the potential risk posed to such customers as a result of the Court of Justice ruling and subsequent interpretive guidance from the EDPB. We and our customers are at risk of enforcement actions taken by an EU data protection authority until such time that we are able to ensure that all data transfers to us from the EEA are legitimized. Similarly, the Swiss data protection authority determined the Swiss-U.S. Privacy Shield was no longer sufficient for the U.S. to be deemed adequate as a data transfer party and also raised questions about the viability of the Standard Contractual Clauses as a mechanism for transferring personal information out of Switzerland. Israel, which had allowed transfers of Israeli personal information to the U.S. based on the EU-U.S. Privacy Shield, has also declared that it is no longer a valid basis for transfer of personal information from Israel to the U.S.
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
Regulation of privacy, data protection and data security has also become more stringent in the United States. For example, the CCPA, which took effect on January 1, 2020, gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. The CCPA may increase our compliance costs and potential liability. Some observers have noted that the CCPA could mark the beginning of a trend toward more stringent state privacy, data protection and data security legislation in the U.S., which could increase our potential liability and adversely affect our business. The CCPA will be expanded substantially on January 1, 2023, when the California Privacy Rights Act of 2020 (“CPRA”) becomes fully operative. The CPRA will, among other things, give California residents the ability to limit use of certain sensitive personal information, further restrict the use of cross-contextual advertising, establish restrictions on the retention of personal information, expand the types of data breaches subject to the CCPA’s private right of action, provide for increased penalties for CPRA violations concerning California residents under the age of 16, and establish a new California Privacy Protection Agency to implement and enforce the new law. In addition, both Virginia and Colorado passed new privacy legislation in the form of the Virginia Consumer Data Protection Act, effective on January 1, 2023, and the Colorado Privacy Act, effective on July 1, 2023, respectively.
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
Our actual or perceived failure to comply with laws, regulations or contractual commitments regarding privacy, data protection and data security could lead to costly legal action, adverse publicity, significant liability, and decreased demand for our services, which could adversely affect our business, results of operations and financial condition. For example, in February 2016, a putative class action complaint was filed in the Alameda County Superior Court in California and alleged that our products permitted the interception, recording and disclosure of communications at certain of our customers' request in a manner that violated the California Invasion of Privacy Act. This litigation has settled, but actions in the future could lead to similar claims and include damages and related penalties that could divert management’s attention and resources, and harm our business.
Our business depends on customers increasing their use of our products, and any loss of customers or decline in their use of our products could adversely affect our business, results of operations and financial condition.

Our ability to grow and generate incremental revenue depends, in part, on our ability to maintain and grow our relationships with existing customers (including any customers acquired in connection with our acquisitions) and to have them increase their usage of our platform. If our customers do not increase their use of our products, then our revenue may decline, and our results of operations may be harmed. Customers are charged based on the usage of our products. Most of our customers do not have long-term contractual financial commitments to us and, therefore, most of our customers may reduce or cease their use of our products at any time without penalty or termination charges. Customers may terminate or reduce their use of our products for any number of reasons, including if they are not satisfied with our products, the value proposition of our products or our ability to meet their needs and expectations, or due to the introduction of new competing products by competitors. For example, on February 26, 2021, a critical feature enablement service on our platform became overloaded, which resulted in connection issues across multiple products in our cloud communications platform that affected our customers for a limited number of hours. The service disruption had a widespread impact on our customers’ ability to use several of our products. We incurred certain costs associated with offering credits to our affected customers, but the overall impact was not material to our business. We may also ultimately lose or see reduced utilization of our products by one or more customers as a result of the outage. To protect our system from similar disruptions in the near term, we have significantly increased our server capacity and added additional caching layers to accommodate usage spikes. We also intend to undertake longer term improvements to mitigate against future service disruptions, but there can be no guarantee that these actions or improvements will be effective in preventing or reducing such service disruptions.
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

Some of our competitors and potential competitors are larger and have greater name recognition, longer operating histories, more established customer relationships, larger budgets and significantly greater resources than we do. In addition, they have the operating flexibility to bundle competing products and services at little or no perceived incremental cost, including offering them at a lower price as part of a larger sales transaction. As a result, our competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards or customer requirements. In addition, some competitors may offer products or services that address one or a limited number of functions at lower prices, with greater depth than our products or in different geographies. Our current and potential competitors may develop and market new products and services with comparable functionality to our products, and this could lead to us having to decrease prices in order to remain competitive. Customers utilize our products in many ways and use varying levels of functionality that our products offer or are capable of supporting or enabling within their applications. Customers that use many of the features of our products or use our products to support or enable core functionality for their applications may have difficulty or find it impractical to replace our products with a competitor’s products or services, while customers that use only limited functionality may be able to replace our products more easily with competitive offerings. Our customers also may choose to build some of the functionality our products provide or establish direct connectivity with network service providers, which may limit or eliminate their demand for our products.
With the introduction of new products and services and new market entrants, we expect competition to intensify in the future. In addition, some of our customers may choose to use our products and our competitors’ products at the same time. Further, customers and consumers may choose to adopt other forms of electronic communications or alternative communication platforms.

Moreover, as we expand the scope of our products, we may face additional competition and, in some cases, may find our products in competition with those of our customers, which could cause them to replace our products with competitive offerings. If one or more of our competitors were to merge or partner with another of our competitors or our suppliers, the change in the competitive landscape could also adversely affect our ability to compete effectively. For example, certain of our competitors have engaged in acquisition activity in 2021 and may continue to do so in the future. In addition, some of our competitors have lower list prices than us, which may be attractive to certain customers even if those products have different or lesser functionality. If we are unable to maintain our current pricing due to competitive pressures, our margins will be reduced and our business, results of operations and financial condition would be adversely affected. In addition, pricing pressures and increased competition generally could result in reduced revenue, reduced margins, increased losses or the failure of our products to achieve or maintain widespread market acceptance, any of which could harm our business, results of operations and financial condition.
We have a history of losses and we are uncertain about our future profitability.
We have incurred net losses in each year since our inception, including net losses of $224.1 million, $491.0 million and $307.1 million in the nine months ended September 30, 2021 and the years ended December 31, 2020 and 2019, respectively. We had an accumulated deficit of $1.8 billion as of September 30, 2021. We expect to continue to expend substantial financial and other resources on, among other things:
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
Historically, we have relied on the adoption of our products by software developers through our self-service model for a majority of our revenue. Our ability to increase our customer base, especially among enterprises, and achieve broader market acceptance of our products will depend, in part, on our ability to effectively organize, focus and train our sales and marketing employees.
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
In the nine months ended September 30, 2021 and the years ended December 31, 2020 and 2019, we derived 31%, 27% and 29% of our revenue, respectively, from customer accounts located outside the United States. The future success of our business will depend, in part, on our ability to expand our customer base worldwide. While we have been rapidly expanding our sales efforts internationally, our experience in selling our products outside of the United States is limited. Furthermore, our developer-first business model may not be successful or have the same traction outside the United States. As a result, our investment in marketing our products to these potential customers may not be successful. If we are unable to increase the revenue that we derive from international customers, then our business, results of operations and financial condition may be adversely affected.
We are continuing to expand our international operations, which exposes us to significant risks.
We are continuing to expand our international operations to increase our revenue from customers outside of the United States as part of our growth strategy. Between September 30, 2020 and September 30, 2021, our international headcount grew from 1,108 employees to 2,701 employees. We expect to open additional international offices and hire employees to work at these offices in order to reach new customers and gain access to additional technical talent. Operating in international markets requires significant resources and management attention and will subject us to regulatory, economic and political risks in addition to those we already face in the United States. Because of our limited experience with international operations or with developing and managing sales in international markets, our international expansion efforts may not be successful.
In addition, we will face risks in doing business internationally that could adversely affect our business, including:
•exposure to political developments in the United Kingdom ("U.K."), including the departure of the U.K. from the EU (“Brexit”), which has created an uncertain political and economic environment, instability for businesses, and volatility in global financial markets and the value of foreign currencies, all of which could disrupt trade, the sale of our services and the mobility of our employees and contractors between the U.K., EU and other jurisdictions. Any long–term impact from Brexit on our business and operations will depend, in part, on the outcome of the U.K.'s continuing negotiations on a number of matters not definitively addressed in the UK-EU Trade and Cooperation Agreement and may require us to expend significant time and expense to make adjustments to our business and operations;
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
•payment of annual FCC regulatory fees and taxes based on our interstate and international revenues; and
•rules pertaining to access to our services by people with disabilities and contributions to the Telecommunications Relay Services fund.
In addition, Congress and the FCC are attempting to mitigate the scourge of robocalls by requiring participation in a technical standard called SHAKEN/STIR, which allows voice carriers to authenticate caller ID, prohibiting malicious spoofing.
Similarly, in May 2021, the Biden Administration issued an Executive Order requiring federal agencies to implement additional information technology security measures, including, among other things, requiring agencies to adopt multifactor authentication and encryption for data at rest and in transit to the maximum extent consistent with Federal records laws and other applicable laws. The Executive Order will lead to the development of secure software development practices and/or criteria for a consumer software labeling program, the criteria which will reflect a baseline level of secure practices, for software that is developed and sold to the U.S. federal government. Software developers will be required to provide visibility into their software and make security data publicly available. Due to this Executive Order, federal agencies may require us to modify our cybersecurity practices and policies, thereby increasing our compliance costs. If we are unable to meet the requirements of the Executive Order, our ability to work with the U.S. government may be impaired and may result in a loss of revenue.
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
Our platform must integrate with a variety of network, hardware, mobile and software platforms and technologies, and we need to continuously modify and enhance our products and platform to adapt to changes and innovation in these technologies. For example, Apple, Google and other cell-phone operating system providers or inbox service providers have developed and, may in the future develop, new applications or functions intended to filter spam and unwanted phone calls, messages or emails. Third party platforms may also implement changes to their privacy policies or practices that may impact us or our customers. In addition, our network service providers may adopt new filtering technologies in an effort to combat spam or robocalling. Such technologies may inadvertently filter desired messages or calls to or from our customers. If cell-phone operating system providers, network service providers, our customers or their end users adopt new software platforms or infrastructure, we may be required to develop new versions of our products to work with those new platforms or infrastructure. This development effort may require significant resources, which would adversely affect our business, results of operations and financial condition. Any failure of our products and platform to operate effectively with evolving or new platforms and technologies could reduce the demand for our products. If we are unable to respond to these changes in a cost-effective manner, our products may become less marketable and less competitive or obsolete, and our business, results of operations and financial condition could be adversely affected.
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

We depend upon our IT systems to conduct virtually all of our business operations, ranging from our internal operations and research and development activities to our marketing and sales efforts and communications with our customers and business partners. Individuals or entities may attempt to penetrate our network security, or that of our platform, and to cause harm to our business operations, including by misappropriating our proprietary information or that of our customers, employees and business partners or to cause interruptions of our products and platform. In particular, cyberattacks and other malicious internet-based activity continue to increase in frequency and in magnitude generally, and cloud-based companies have been targeted in the past. In addition to threats from traditional computer hackers, malicious code (such as malware, viruses, worms and ransomware), software vulnerabilities, supply chain attacks and vulnerabilities through our third-party partners, employees theft or misuse, password spraying, phishing, credential stuffing and denial-of-service attacks, we also face threats from sophisticated organized crime, nation-state, and nation-state supported actors who engage in attacks (including advanced persistent threat intrusions) that add to the risk to our systems (including those hosted on AWS or other cloud services), internal networks, our customers’ systems and the information that they store and process. The COVID-19 pandemic and our remote workforce also pose increased risks to our IT systems and data. While we devote significant financial and employee resources to implement and maintain security measures, because the techniques used by such individuals or entities to access, disrupt or sabotage devices, systems and networks change frequently and may not be recognized until launched against a target, we may be required to make further investments over time to protect data and infrastructure as cybersecurity threats develop, evolve and grow more complex over time. We may also be unable to anticipate these techniques, and we may not become aware in a timely manner of such a security breach, which could exacerbate any damage we experience. Additionally, we depend upon our employees and contractors to appropriately handle confidential and sensitive data, including customer data, and to deploy our IT resources in a safe and secure manner that does not expose our network systems to security breaches or the loss of data. We have been and expect to be subject to cybersecurity threats and incidents, including denial-of-service attacks, employee errors or individual attempts to gain unauthorized access to information systems. Any data security incidents, including internal malfeasance or inadvertent disclosures by our employees or a third party's fraudulent inducement of our employees to disclose information, unauthorized access or usage, virus or similar breach or disruption of us or our service providers, such as AWS, could result in loss of confidential information, damage to our reputation, erosion of customer trust, loss of customers, litigation, regulatory investigations, fines, penalties and other liabilities. For example, in 2020, SolarWinds Inc., one of our third party software service providers, was subject to a data security incident. We have completed our investigations of this incident and concluded that there was no adverse impact to us. Furthermore, we are required to comply with laws and regulations that require us to maintain the security of personal information and we may have contractual and other legal obligations to notify customers or other relevant stakeholders of security breaches. Such disclosures could lead to negative publicity, may cause our customers to lose confidence in the effectiveness of our security measures and require us to expend significant capital and other resources to respond to and/or mitigate the security breach. Accordingly, if our cybersecurity measures or those of AWS or our service providers, fail to protect against unauthorized access, attacks (which may include sophisticated cyberattacks), compromise or the mishandling of data by our employees and contractors, then our reputation, customer trust, business, results of operations and financial condition could be adversely affected.
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
Our customers use our products for important aspects of their businesses, and any errors, defects or disruptions to our products and any other performance problems with our products could damage our customers’ businesses and, in turn, hurt our brand and reputation and erode customer trust. We provide regular updates to our products, which have in the past contained, and may in the future contain, undetected errors, failures, vulnerabilities and bugs when first introduced or released. Real or perceived errors, failures or bugs in our products could result in negative publicity, loss of or delay in market acceptance of our platform, loss of competitive position, lower customer retention or claims by customers for losses sustained by them. In such an event, we may be required, or may choose, for customer relations or other reasons, to expend additional resources to help correct the problem. In addition, we may not carry insurance sufficient to compensate us for any losses that may result from claims arising from defects or disruptions in our products. As a result, our reputation and our brand could be harmed, and our business, results of operations and financial condition may be adversely affected.
We currently generate significant revenue from our largest customers, and the loss or decline in revenue from any of these customers could harm our business, results of operations and financial condition.
In the nine months ended September 30, 2021 and the years ended December 31, 2020 and 2019, our 10 largest Active Customer Accounts generated an aggregate of 11%, 14% and 13% of our revenue, respectively. In the event that any of our large customers do not continue to use our products, use fewer of our products, or use our products in a more limited capacity, or not at all, our business, results of operations and financial condition could be adversely affected. Additionally, the usage of our products by customers that do not have long-term contracts with us may change between periods. Those with no long-term contract with us may reduce or fully terminate their usage of our products at any time without notice, penalty or termination charges, which may adversely impact our results of operations.
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
We have been sued and may, in the future, be sued by third parties for alleged infringement of their proprietary rights, which could adversely affect our business, results of operations and financial condition.
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
Indemnity provisions in various agreements potentially expose us to substantial liability for data breach, intellectual property infringement and other losses.
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
In addition, the laws of some countries do not protect intellectual property and other proprietary rights to the same extent as the laws of the United States. To the extent we expand our international activities, whether through acquisitions, international product development, regulatory compliance of local data sovereignty, or improving our services (e.g. reducing latency or ensuring redundancy) our exposure to unauthorized copying, transfer and use of our proprietary technology or information may increase.
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
We actively evaluate and consider potential strategic transactions, including acquisitions of, or investments in, businesses, technologies, services, products and other assets in the future. For example, in November 2020, we acquired Segment for a total purchase price of $3.0 billion, of which approximately $2.5 billion represented the value of our Class A common stock issued at closing. The estimated transaction value of $3.2 billion, as previously announced, included certain shares of Class A common stock and assumed equity awards that are subject to future vesting. Accordingly, at closing, our stockholders incurred substantial dilution. Any future acquisitions or strategic transactions may result in additional dilution or require us to take on debt in order to finance any such transactions. For further risks related to the acquisition of Segment, please see below under “Risks Related to our Acquisitions.” We also may enter into relationships with other businesses to expand our products and platform, which could involve preferred or exclusive licenses, additional channels of distribution, discount pricing or investments in other companies, such as our recent proposed investment of up to $750.0 million in Syniverse Corporation.
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
•invest in securities that are illiquid or decline in value;
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
Our future success depends, in part, on our ability to continue to attract and retain highly skilled employees. We believe that there is, and will continue to be, intense competition for highly skilled management, technical, sales and other employees with experience in our industry in the San Francisco Bay Area, where our headquarters are located, and in other locations where we hire talent. In addition, our new Open Work hybrid approach to work, announced in February 2021, may not meet the expectations of our workforce. We must provide competitive compensation packages and a high quality work environment to hire, retain and motivate employees. If we are unable to retain and motivate our existing employees and attract qualified employees to fill key positions, we may be unable to manage our business effectively, including the development, marketing and sale of our products, which could adversely affect our business, results of operations and financial condition. To the extent we hire employees from competitors, we also may be subject to allegations that they have been improperly solicited or divulged proprietary or other confidential information.
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
Moreover, despite our ongoing and substantial efforts to limit such use, certain customers may use our platform to transmit unauthorized, offensive or illegal messages, calls, spam, phishing scams, and website links to harmful applications, reproduce and distribute copyrighted material or the trademarks of others without permission, and report inaccurate or fraudulent data or information. These issues also arise with respect to a portion of those users who use our platform on a free trial basis or upon initial use. These actions are in violation of our policies, in particular, our Acceptable Use Policy. However, our efforts to defeat spamming attacks, illegal robocalls and other fraudulent activity will not prevent all such attacks and activity. Such use of our platform could damage our reputation and we could face claims for damages, regulatory enforcement, copyright or trademark infringement, defamation, negligence, or fraud. Moreover, our customers’ and other users’ promotion of their products and services through our platform might not comply with federal, state, and foreign laws. We rely on contractual representations made to us by our customers that their use of our platform will comply with our policies and applicable law, including, without limitation, our email and messaging policies. Although we retain the right to verify that customers and other users are abiding by certain contractual terms, our Acceptable Use Policy and our email and messaging policies and, in certain circumstances, to review their email and distribution lists, our customers and other users are ultimately responsible for compliance with our policies, and we do not systematically audit our customers or other users to confirm compliance with our policies. We cannot predict whether our role in facilitating our customers’ or other users’ activities would expose us to liability under applicable state or federal law, or whether that possibility could become more likely if changes to current laws regulating content moderation, such as Section 230 of the Communications Decency Act are enacted. There have been various Congressional, FCC and executive efforts to eliminate or modify Section 230, which limits the liability of internet platforms for third-party content that is transmitted via those platforms and for good-faith moderation of offensive content. The Biden Administration and many members of Congress from both parties support reform or repeal of Section 230, so the possibility of Congressional action remains. In addition, a petition filed by the Trump administration with the Federal Communications Commission to adopt rules interpreting Section 230 remains before the Commission. If the FCC adopts rules, the scope of the protection offered by Section 230 could be narrowed considerably. The FCC has not released any document describing the rules that would be proposed and no date has been set for a vote on any such proposal. The Democratic Commissioners of the FCC, who currently control the FCC agenda, have indicated that they are opposed to the petition. Even if claims asserted against us do not result in liability, we may incur substantial costs in investigating and defending such claims. If we are found liable for our customers’ or other users’ activities, we could be required to pay fines or penalties, redesign business methods or otherwise expend resources to remedy any damages caused by such actions and to avoid future liability.
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
The technology industry is subject to intense media, political and regulatory scrutiny, both domestic and foreign, including on issues related to antitrust, privacy, and artificial intelligence, which exposes us to government investigations, legal actions and penalties. For instance, various regulatory agencies, including competition and consumer protection authorities, have active proceedings and investigations concerning multiple technology companies on antitrust and other issues. If we become subject to such investigations, we could be liable for substantial fines and penalties, be required to change our products and services or alter our business operations, receive negative publicity, or be subject to civil litigation, all of which could harm our business. Lawmakers also have proposed new laws and regulations, and modifications to existing laws and regulations, that affect the activities of technology companies, such as the recent efforts to eliminate or modify Section 230 of the Communications Decency Act and other similar actions in some U.S. states. If such laws and regulations are enacted or modified, they could impact us, even if they are not intended to affect our company. In addition, the introduction of new products and services, expansion of our activities in certain jurisdictions, or other actions that we may take may subject us to additional laws, regulations, and other scrutiny. The increased scrutiny of certain acquisitions in the technology industry also could affect our ability to enter into strategic transactions or to acquire other businesses.
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
The Foreign Corrupt Practices Act and other anti-corruption laws and regulations prohibit corrupt payments by our employees and third parties acting on our behalf, and require that we maintain accurate books and records and adequate internal controls. While we have implemented a global compliance program designed to reduce the risk of bribery and corruption-related violations, our employees or third parties acting on our behalf may fail to comply with our policies, resulting in violations of applicable anti-corruption laws and regulations. Such violations could result in significant fines and penalties, criminal liability for us, our individual officers or employees, prohibitions on our ability to conduct business, and potential reputational damage.
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

Significant judgments and estimates are required in determining our provision for income taxes and other tax liabilities. Our tax expense may be impacted, for example, if tax laws change or are clarified to our detriment or if tax authorities successfully challenge the tax positions that we take, such as, for example, positions relating to the arms‑length pricing standards for our intercompany transactions and our indirect tax positions. In determining the adequacy of income taxes, we assess the likelihood of adverse outcomes that could result if our tax positions were challenged by the Internal Revenue Service (“IRS”), and other tax authorities. Should the IRS or other tax authorities assess additional taxes as a result of examinations, we may be required to record charges to operations that could adversely affect our results of operations and financial condition. We are currently in discussions with certain jurisdictions regarding potential sales and other indirect taxes for prior periods that we may owe. We reserved $27.9 million and $15.3 million, for domestic jurisdictions and jurisdictions outside of the U.S. respectively,on our September 30, 2021 balance sheet for these tax payments. The actual exposure could differ materially from our current estimates, and if the actual payments we make to any jurisdiction exceed the accrual in our balance sheet, our results of operations would be harmed. For example, San Francisco City and County has assessed us for $38.8 million in taxes, including interest and penalties, which exceeded the $11.5 million we accrued for that assessment. We have paid the full amount, as required by law, and the payment made in excess of the accrued amount is reflected as a deposit on our balance sheet. We believe, however, that this assessment is incorrect and, after failing to reach a settlement, filed a lawsuit on May 27, 2021 contesting the assessment. However, litigation is uncertain and a ruling against us may adversely affect our financial position and results of operation. Many states are also pursuing legislative expansion of the scope of goods and services that are subject to sales and similar taxes as well as the circumstances in which a vendor of goods and services must collect such taxes. Following the U.S. Supreme Court decision in South Dakota v. Wayfair, Inc., states are now free to levy taxes on sales of goods and services based on an “economic nexus,” regardless of whether the seller has a physical presence in the state. Any additional fees and taxes levied on our services by any state may adversely impact our results of operations.
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
As our international operations expand, our exposure to the effects of fluctuations in currency exchange rates grows. For example, global political events, including Brexit, trade tariff developments and other geopolitical events have caused global economic uncertainty and variability in foreign currency exchange rates. While we have primarily transacted with customers and business partners in U.S. dollars, we have also conducted business in currencies other than the U.S. dollar. We expect to significantly expand the number of transactions with customers that are denominated in foreign currencies in the future as we continue to expand our business internationally. We also incur expenses for some of our network service provider costs outside of the United States in local currencies and for employee compensation and other operating expenses at our non‑U.S. locations in the respective local currency. Fluctuations in the exchange rates between the U.S. dollar and other currencies could result in an increase to the U.S. dollar equivalent of such expenses.
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
On December 22, 2017, the U.S. government enacted tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act makes broad and complex changes to the U.S. tax code including changes to the uses and limitations of net operating losses. For example, while the Tax Act allows for U.S. federal net operating losses incurred in tax years beginning after December 31, 2017 to be carried forward indefinitely, the Tax Act also imposes an 80% limitation on the use of net operating losses that are generated in tax years beginning after December 31, 2017. Net operating losses generated in tax years beginning prior to December 31, 2017 still have a 20‑year carryforward period and are not subject to 80% limitation. The Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) enacted on March 27, 2020 permits a full five-year carryback of net operating losses arising in tax years beginning after December 31, 2017 and before January 1, 2021. In addition, at the state level, there may be periods during which the use of net operating loss carryforwards is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. These provisions do not impact us since we have net operating losses in the applicable tax years. Our ability to utilize net operating loss carryforwards depends on the existence of sufficient taxable income of the appropriate character within the carryforward period. Based on all available evidence, other than future taxable income from reversing taxable temporary differences, we have no other sources of taxable income that are objectively verifiable. As such, net operating loss carryforwards generated in tax years beginning before December 31, 2017, could expire unused and net operating losses arising in tax years beginning after December 31, 2017, while able to be carried forward indefinitely, are also not more likely than not to be realized due to lack of taxable income.
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
As a public company, we are required to maintain internal control over financial reporting and to report any material weaknesses in such internal control. Section 404 of the Sarbanes‑Oxley Act of 2002 (the "Sarbanes‑Oxley Act") requires that we evaluate and determine the effectiveness of our internal control over financial reporting and provide a management report on internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis.
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
We review our intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. As of September 30, 2021, we carried a net $6.4 billion of goodwill and intangible assets. An adverse change in market conditions, particularly if such change has the effect of changing one of our critical assumptions or estimates, could result in a change to the estimation of fair value that could result in an impairment charge to our goodwill or intangible assets. Any such charges may adversely affect our results of operations.
Risks Related to Ownership of Our Class A Common Stock
The trading price of our Class A common stock has been volatile and may continue to be volatile, and you could lose all or part of your investment.
Prior to our initial public offering in June 2016, there was no public market for shares of our Class A common stock. On June 23, 2016, we sold shares of our Class A common stock to the public at $15.00 per share. From June 23, 2016, the date that our Class A common stock started trading on the New York Stock Exchange, through September 30, 2021, the trading price of our Class A common stock has ranged from $22.80 per share to $457.30 per share. The trading price of our Class A common stock may continue to fluctuate significantly in response to numerous factors, many of which are beyond our control, including:
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
•changes in laws, industry standards, regulations or regulatory enforcement in the United States or internationally, GDPR, the California Consumer Privacy Act of 2018 and other privacy or cybersecurity regulations that may be implemented in the future, including the Schrems II decision invalidating the EU-U.S. Privacy Shield, SHAKEN/STIR and other robocalling prevention and anti-spam standards and increased costs associated with such compliance, as well as enhanced Know-Your-Client processes that impact our ability to market, sell or deliver our products;
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
Our Class B common stock has 10 votes per share, and our Class A common stock has one vote per share. As of September 30, 2021, our directors, executive officers and their respective affiliates, held in the aggregate 21.6% of the voting power of our capital stock. Because of the 10‑to‑one voting ratio between our Class B common stock and Class A common stock, the holders of our Class B common stock collectively will continue to have concentrated control of the combined voting power of our common stock and therefore may be able to control certain matters submitted to our stockholders for approval until the earlier of (i) June 28, 2023, or (ii) the date the holders of two‑thirds of our Class B common stock elect to convert the Class B common stock to Class A common stock. This concentrated control limits or precludes your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders.
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
•any action asserting a claim against us arising under the Delaware General Corporation Law; and
•any action asserting a claim against us that is governed by the internal-affairs doctrine (the “Delaware Forum Provision”).
The Delaware Forum Provision would not apply to suits brought to enforce a duty or liability created by the Exchange Act or any other claim under the Securities Act, for which the United States District Court for the Northern District of California has sole and exclusive jurisdiction (the “Federal Forum Provision”), as we are based in the State of California. In addition, our second amended and restated bylaws provide that any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock is deemed to have notice of and consented to the Delaware Forum Provision and the Federal Forum Provision; provided, however, that stockholders cannot and will not be deemed to have waived our compliance with the U.S. federal securities laws and the rules and regulations thereunder.
The Delaware Forum Provision and the Federal Forum Provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or employees, which may discourage lawsuits against us and our directors, officers and employees. If a court were to find the Delaware Forum Provision and the Federal Forum Provision in our second amended and restated bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving the dispute in other jurisdictions, which could seriously harm our business.

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
As of September 30, 2021, we had $1.0 billion of indebtedness outstanding (excluding intercompany indebtedness). Our indebtedness could have important consequences, including:
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
Our results of operations may vary based on the impact of changes in our industry or the global economy on our customers. Our results of operations depend in part on demand for information technology and cloud communications. In addition, our revenue is dependent on the usage of our products, which in turn is influenced by the scale of business that our customers are conducting. To the extent that weak economic conditions, geopolitical developments, such as existing and potential trade wars, and other events outside of our control such as the COVID-19 pandemic, result in a reduced volume of business for, and communications by, our customers and prospective customers, demand for, and use of, our products may decline. Furthermore, weak economic conditions may make it more difficult to collect on outstanding accounts receivable. Additionally, we generate a portion our revenue from small and medium-sized businesses, which may be affected by economic downturns to a greater extent than enterprises, and typically have more limited financial resources, including capital borrowing capacity, than enterprises. If our customers reduce their use of our products, or prospective customers delay adoption or elect not to adopt our products, as a result of a weak economy, this could adversely affect our business, results of operations and financial condition.
Our business is subject to the risks of pandemics, earthquakes, fire, floods and other natural catastrophic events, and to interruption by man-made problems such as power disruptions, computer viruses, data security breaches or terrorism.
Our corporate headquarters are located in the San Francisco Bay Area, a region known for seismic activity. A significant natural disaster, such as an earthquake, fire or flood, occurring at our headquarters, at one of our other facilities or where a business partner is located could adversely affect our business, results of operations and financial condition. Further, if a natural disaster or man-made problem were to affect our service providers, this could adversely affect the ability of our customers to use our products and platform. In addition, natural disasters, pandemics, such as the COVID-19 pandemic, and acts of terrorism could cause disruptions in our or our customers’ businesses, national economies or the world economy as a whole.

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

EXHIBIT INDEX
Exhibit Number		Incorporated by Reference
	Description	Form	File No.	Exhibit	Filing Date

31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				Filed herewith

31.2	Certification of the Chief Operating Officer (Principal Financial Officer) pursuant to Exchange Act Rules 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				Filed herewith

32.1*
Certification of the Chief Executive Officer and Chief Operating Officer (Principal Financial Officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
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

Twilio Inc.

October 28, 2021	/s/ JEFF LAWSON
Jeff Lawson Director and Chief Executive Officer (Principal Executive Officer)

October 28, 2021	/s/ KHOZEMA Z. SHIPCHANDLER
Khozema Z. Shipchandler Chief Operating Officer (Principal Financial Officer)