Form 10-K
period 2021-12-31
TWILIO INC
filed 2022-02-22
CIK 1447669

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________
FORM 10-K
_____________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934
For the fiscal year ended December 31, 2021

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
(415) 390-2337
(Registrant’s telephone number, including area code)

____________________________________________
Securities registered pursuant to Section 12(b) of the act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, par value $0.001 per share	TWLO	New York Stock Exchange
Long-Term Stock Exchange
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
The aggregate market value of stock held by non-affiliates as of June 30, 2021 (the last business day of the registrant's most recently completed second quarter) was $51.0 billion based upon $394.16 per share, the closing price on June 30, 2021 on the New York Stock Exchange. Determination of stock ownership by non-affiliates was made solely for the purpose of responding to this requirement and the registrant is not bound by this determination for any other purpose.
On February 15, 2022, 171,702,846 shares of the registrant’s Class A common stock and 9,820,605 shares of registrant’s Class B common stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive Proxy Statement for the 2022 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant's fiscal year ended December 31, 2021.

TWILIO INC.
Annual Report on Form 10-K
For the Fiscal Year Ended December 31, 2021

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
•our expectations about the impact of climate change, natural disasters, public health epidemics and other natural catastrophic events and man-made problems such as data security breaches or terrorism; and
•our ability to successfully integrate and realize the benefits of our past or future strategic acquisitions or investments.
We caution you that the foregoing list may not contain all of the forward-looking statements made in this Annual Report on Form 10-K.
You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Annual Report on Form 10-K primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations and prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors described in “Summary of Risk Factors and Uncertainties Associated with Our Business” below, in Part I, Item 1A, “Risk Factors,” and elsewhere in this Annual Report on Form 10-K. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Annual Report on Form 10-K. We cannot assure you that the results, events and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.
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

•our ability to maintain and grow our relationships with existing customers and have them increase their usage of our platform;
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
•our ability to successfully utilize or to integrate acquired businesses and technologies successfully or to achieve the expected benefits of such acquisitions, partnerships and investments;
•the loss of our senior management and other key employees;
•our use of open source software;
•our reliance on SaaS technologies from third parties;
•potentially adverse tax consequences on our global operations and structure;
•fraudulent usage of or activity relating to our products;
•unfavorable conditions in our industry or the global economy;
•requirement of additional capital to support our business and its availability on acceptable terms, if at all;
•exposure to foreign currency exchange rate fluctuations;
•our ability to use our net operating losses and certain other tax attributes to offset future taxable income and taxes;
•our failure to maintain an effective system of disclosure controls and internal control over financial reporting;
•the risks of pandemics, earthquakes, fire, floods and other natural catastrophic events and of interruption by man-made problems such as power disruptions, computer viruses, data security breaches or terrorism;
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
Twilio spent over a decade building the leading cloud communication platform, but communications is just the beginning. Twilio's vision is to become the leading customer engagement platform, ultimately providing businesses with the holy grail—a single view of the customer journey and the ability to take action, delivering real-time, personalized communications. We believe the future of customer engagement will be written in software by the developers of the world—our customers.
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
We offer a customer engagement platform with software designed to address specific use cases, like account security and contact centers, and a set of Application Programming Interfaces ("APIs") that handles the higher-level communication logic needed for nearly every type of customer engagement. These APIs are focused on the business challenges that a developer is looking to address, allowing our customers to more quickly and easily build better ways to engage with their customers throughout their journey. Our engagement platform also includes a set of APIs that enable developers to embed voice, messaging, video and email capabilities into their applications, and are designed to support almost all the fundamental ways humans communicate, unlocking innovators to address just about any communication market. The Super Network is our software layer that allows our customers' software to communicate with connected devices globally. It interconnects with communications networks and inbox service providers around the world and continually analyzes data to optimize the quality and cost of communications that flow through our platform. The Super Network also contains a set of APIs giving our customers access to more foundational components of our platform, like phone numbers and session initiation protocol (“SIP”) Trunking.
In February 2019 we acquired SendGrid, Inc. (“SendGrid”), the leading email API platform. Email is an important channel for businesses to communicate with their customers and incorporating SendGrid's products into our platform allows us to enable businesses to engage with their customers via email effectively and at scale.
In November 2020 we acquired Segment.io, Inc. (“Segment”), the market-leading customer data platform. Segment provides businesses a unified customer view to better understand their customers and engage more effectively, enabling us to drive personalization at scale. The acquisition expands and strengthens use cases across customer service, marketing, sales, product and analytics and accelerates Twilio’s journey to build the world’s leading customer engagement platform.
In July 2021 we acquired Zipwhip, Inc., (“Zipwhip”) a leading provider of toll-free messaging in the United States. Zipwhip’s customizable APIs enable organizations to text enable their existing toll-free phone numbers in minutes and seamlessly fit texting into their workflows.
We had over 256,000 Active Customer Accounts as of December 31, 2021, representing organizations big and small, old and young, across nearly every industry, with one thing in common: they are competing by using the power of software to build differentiated customer engagement experiences. With our customer engagement platform, our customers are disrupting existing industries and creating new ones. For example, our customers' software applications use our platform to notify a diner when a table is ready, provide enhanced application security through two-factor authentication to safely recognize a customer, connect potential buyers to real estate agents, and power large, omni-channel contact centers. The range of applications that developers build with the Twilio platform has proven to be nearly limitless.

Our goal is for Twilio to be in the toolkit of every software developer in the world, from small businesses to major enterprises. Because big ideas often start small, we encourage developers to experiment and iterate on our platform. We love when developers explore what they can do with Twilio, because one day they may have a business problem that they will use our products to solve.
As our customers succeed, we share in their success primarily through our usage-based revenue model. Our revenue grows as customers increase their usage of a product, extend their usage of a product to new applications or adopt a new product. We believe the most useful indicator of this increased activity from our existing customer accounts is our Dollar-Based Net Expansion Rate, which for historical periods through December 31, 2019, compares the revenue from a cohort of Active Customer Accounts, other than Variable Customer Accounts, in a period to the same period in the prior year. As previously announced in our Annual Report on Form 10-K filed with the SEC on March 2, 2020, commencing with the three-month period ended March 31, 2020, we calculate our Dollar-Based Net Expansion Rate by comparing total revenue from a cohort of Active Customer Accounts in a period to the same period in the prior year (the “New DBNE Definition”). When we calculate Dollar‑Based Net Expansion Rate for periods longer than one quarter, we use the average of the applicable quarterly Dollar‑Based Net Expansion Rates for each of the quarters in such period. Under the New DBNE Definition, our Dollar-Based Net Expansion Rate was 131% and 137% for the years ended December 31, 2021 and 2020, respectively. See Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations—Key Business Metrics—Dollar-Based Net Expansion Rate.”
Our Platform Approach
Twilio's mission is to unlock the imagination of builders. Our plan is to be the leading customer engagement platform. We enable builders - the developers of the world - to build, scale and operate real-time communications within software applications, ultimately empowering every developer and company to improve their interactions with their customers. This enables businesses to create novel and creative new consumer experiences that delight their customers and differentiate their companies from their competitors.
Our platform approach enables developers to build this future. Using our software, developers are able to incorporate communications and customer data into applications that span a range of industries and functionalities. Our technology partner customers also embed our products in solutions they sell to other businesses.
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
•Alerts and Notifications. From delivery notifications to critical emergency alerts, Twilio provides the building blocks to develop critical communications across messaging channels (short message service (“SMS”), multimedia message service (“MMS”), Short Codes, Toll-Free, WhatsApp, Facebook Messenger, and Google Business Messages), voice and email channels.
•User Identity Verification. Customers can use a globally optimized multi-channel user verification solution to combat fraud, reduce fake user sign-ups and authorize sensitive account actions.
•Field services and contactless delivery. Our customers can use Twilio Conversations to ensure privacy with masked communications, provide granular session control over user permissions, session duration and roles and keep private information private.
•Marketing. Email and SMS campaign support to target, nurture and develop new customer relationships.
•Customer Loyalty. Customers can send reminders about reward programs through email or messaging to drive repeat purchases through loyalty incentives.

•Twilio For Good. Twilio partners with nonprofit organizations through Twilio.org, our social impact division, to use the power of communications to help solve social challenges, such as an SMS hotline to fight human trafficking, an emergency volunteer dispatch system, appointment reminders for medical visits in developing nations and more.
Our Platform
Segment Customer Data Platform
Our acquisition of Segment added the leading customer data platform to Twilio's platform. While every business needs a complete view of their customers, data is typically siloed across many disparate systems. Segment's platform and APIs allow companies to collect, clean and control their customer data, providing a single view of customers across channels for more effective engagement. When combined with Twilio's communication channels, this insight enables businesses to delight their customers with personalized, timely and impactful communications on the right channel at the right time. The Segment platform includes:
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
•Privacy. Comply with laws and regulations, such as General Data Protection Regulation (“GDPR”) and the California Consumer Privacy Act of 2018 (“CCPA”), by using first-party data, collected and privatized with Segment, instead of increasingly regulated third-party data.
•Protocols. Standardize data collection to create a single source of truth for customer data that is clean, consistent, and compliant, and adheres to a well thought out tracking plan.
Channel APIs
Our Channel APIs consist of software products that can be used individually or in combination to build rich contextual communications within applications. We offer flexible building blocks that enable our customers to build what they need. Our easy-to-use developer APIs provide a programmatic channel to access our software. Our Channel APIs include:
MessagingX
Twilio Programmable Messaging is an API to send and receive SMS, MMS and over-the-top (“OTT”) (WhatsApp and Facebook Messenger) messages globally. It uses intelligent sending features to ensure messages reliably reach end users wherever they are. Our customers build use cases, such as appointment reminders, delivery notifications, order confirmations and many two-way and conversational use cases, such as customer care. Programmable Messaging includes:
•SMS. Programmatically send and receive SMS messages around the world, supporting localized languages in nearly every market. This includes support for the new 10-digit long code routes in the United States (“U.S.”).
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
•OTT channels. Programmatically send, receive and track messages to messaging apps such as WhatsApp and Facebook Messenger.

We charge on a per-message basis for most of our Programmable Messaging products.
Voice
Twilio Programmable Voice allows developers to build solutions to make and receive phone calls globally. They can make, manage and route calls to a browser, an app, a phone or anywhere else one can take a call. Developers can also incorporate advanced voice functionality such as text-to-speech, conferencing, recording and transcription. Through advanced call control software, developers can build customized applications that address use cases such as contact centers, call tracking and analytics solutions and anonymized communications. Our voice software works over both the traditional public switched telephone network (“PSTN”) and over Internet Protocol (“VoIP”). Programmable Voice includes:
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
•Voice Insights. Call quality and performance data at the fingertips of our customers. Beyond details of a single call, every account on Twilio has access to the Voice Insights Dashboard, a powerful tool in Twilio Console that provides out-of-the-box visibility to key performance indicators and data to understand changes in call behavior.
•Media Streams. Allows for real-time access to the raw audio stream of your phone calls. Through Media Streams our customers can fork the media of a phone call in real-time, effectively creating a copy of the initial audio stream that can be routed to your own application or to a third party to power advanced capabilities of your choosing.
•SHAKEN/STIR. Signature-based Handling of Asserted Information Using toKENs (“SHAKEN”) and Secure Telephone Identity Revisited (“STIR”) standards (together, “SHAKEN/STIR”) is a protocol mandated by the Federal Communications Commission (“FCC”) to combat the rise in unwanted robocalls and unlawful caller ID spoofing. When adopted, carriers can present a trust indicator, like “Caller Verified,” to recipients’ phones. SHAKEN/STIR is free to all Twilio customers and allows them to increase answer rates for their calls by giving their calls the highest attestation under the SHAKEN and STIR caller authentication framework.
•Programmable Voice SIP Interfaces. Enables voice infrastructure to be augmented with cloud capabilities.
•Emergency Calling. Twilio’s Emergency Calling for SIP API enables emergency call routing to Public Safety Answering Points (“PSAPs”) in the U.S., Canada and the United Kingdom (“UK”).
•Bring Your Own Carrier Trunking (“BYOC”). Enables connection of customer’s PSTN carrier to Twilio’s programmable platform.
Email
The Twilio SendGrid Email API solves email delivery challenges at scale and ensures our customers’ email program lives up to their product experience. Our Email API provides the flexibility for our customers to build customized solutions, as well as helpful shortcuts to streamline integration and optimize their inbox placement. Businesses use our email products for both marketing messages as well as transactional emails, including shipping notifications, friend requests, password resets and sign-up confirmations. Twilio SendGrid Email API includes:
•Integrations. Businesses can integrate our email API with multiple leading development frameworks and client libraries in multiple programming languages.
•Internet Protocol (“IP”) Management. Domains and links can be customized, whether sending from shared IP address pools or from a dedicated IP address, to improve reputation management and delivery.

•Deliverability. Our proprietary Mail Transfer Agent (“MTA”) optimizes for inbox placement while offering tools for sender reputation management and expert deliverability professional services. Our real-time email address validation API checks email address legitimacy before sending to improve deliverability.
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
Video
Programmable Video provides developers with the building blocks to add voice and video to web and mobile applications. Developers can address multiple use cases such as video consultations, telemedicine, distance learning, recruiting, social networking and more by using Programmable Video’s global cloud infrastructure to build on WebRTC. They can use our JavaScript, iOS or Android SDKs, quickstarts and open source sample code to launch applications in minutes, then customize them to meet the unique needs of their use case. With Video Insights, developers can monitor the performance of their video applications directly from the Twilio Console.
Twilio Live
Twilio Live gives developers the tools to create immersive, interactive audio or video live streaming experiences. Low-latency delivery enables speakers and audience members to engage via chat, polls, and inviting audience members “on stage” to speak. Developers can build interactive shopping experiences, broadcast events such as conferences or concerts, fitness, and more using live streaming APIs, SDKs, and sample code optimized for iOS, Android, and all major browsers.
Conversations
The Twilio Conversations API allows developers to build rich, one-to-one and group interactions for customer support and commerce use cases. The unified messaging API provides cross-channel support for SMS and MMS, Chat, WhatsApp, Facebook Messenger, and Google Business Messages – all while archiving message history, preserving participant identity, and reducing time to market with software development kits (“SDKs”) and pre-built mobile and web user interfaces.
Solutions
As we observe the customer engagement use cases that are most common and the workflows our customers find most challenging, we create Solutions. We bring these Solutions to a broader audience, including non-technical customers, in the form of higher level APIs. These solutions are built on top of our Channel APIs to offer more fully implemented functionality for a specific purpose, such as contact center or two-factor authentication. This saves developers significant time in building their applications. The higher level APIs in this layer of our platform are focused on addressing a massive opportunity to recreate and modernize the field of customer engagement. We charge on a per-seat or per-use basis for our Solutions, which include:
Contact Center
Businesses must continually adapt to stay ahead of customers’ changing expectations. Twilio Flex is the industry’s only fully programmable contact center platform that allows companies to deploy a broad array of customer engagement channels while providing the tools to easily create, change or extend any part of their custom solution. Twilio Flex enables businesses to rapidly deploy tailored cloud contact centers free from the limitations of software-as-a-service (“SaaS”) applications.

User Verification
Online fraud has exploded from a minor nuisance to a major factor in how businesses operate today requiring advanced solutions to register, onboard and recognize customers. Twilio Verify is a managed solution that takes care of channel orchestration and management as well as security and business logic. Using our two-factor authentication APIs (“Twilio Verify”), developers can add an extra layer of security to their applications with second-factor passwords sent to a user via SMS, voice, email or push notifications. Twilio Verify provides user authentication codes through a variety of formats based on the developer’s needs. Codes can be delivered through the Authy app on registered mobile phones, desktop or smart devices or via SMS and voice automated phone calls. In addition, authentication can be determined through a push notification on registered smartphones. To allow developers to know exactly who they are sending messages to, Twilio Lookup allows developers to validate number format, device type and provider prior to sending messages or initiating calls.
Marketing Campaigns
Marketing Campaigns is built on top of SendGrid's proven email infrastructure to help digital marketers build and send email campaigns at scale - faster than ever. With drag and drop editing, approachable automation and powerful contacts management, Marketing Campaigns help marketers attract and retain customers more efficiently. Marketing Campaigns include email design and templates, list management, dynamic content and email testing.
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
•Elastic SIP Trunking. Connect legacy voice applications to our Super Network over IP infrastructure with globally available phone numbers and pay-as-you-go pricing. Twilio’s Emergency Calling for SIP Trunking feature enables emergency call routing to PSAPs in the U.S., Canada and the UK.
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

Our Business Model for Innovators
Our goal is to include Twilio in the toolkit of every developer in the world, from small businesses to major enterprises. Because big ideas often start small, developers need the freedom and tools to experiment and iterate on their ideas.
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
Our Growth Strategy
We are the leader in the cloud communications platform category based on revenue, market share and reputation and intend to continue to set the pace for innovation. We also have the leading market share in the Customer Data Platform category. Our overall strategy is to develop great APIs that developers love. These developers are our champions and bring us “in” to companies of every type, most frequently utilizing our messaging and email tools as an entry point. This “in” motion creates initial relationships with customers of all sizes including major enterprises that allow us to move “up” the software stack and provide those companies with software solutions that address their customer engagement requirements from marketing to sales and support. Today, we offer Twilio Campaigns for marketing, Twilio Flex for customer support and Twilio Verify to onboard and recognize customers. The more strategic nature of these software products also allows us to move up the organization chart, interacting with more senior and strategic purchasers. This “in” and “up” strategy is a motion we work on improving every day. We will also continue to invest aggressively in our platform approach, which prioritizes increasing our reach and scale. We intend to pursue the following growth strategies:
•Continue Significant Investment in our Technology Platform.  We will continue to invest in building new software capabilities and extending our platform to bring the power of contextual customer engagement to a broader range of applications, geographies and customers. We have a substantial research and development team, comprising approximately 39% of our headcount as of December 31, 2021.
•Grow Our Developer Community and Accelerate Adoption.  We will continue to enhance our relationships with developers globally and seek to increase the number of developers on our platform. In addition to adding new developers, we believe there is significant opportunity for revenue growth from developers who already have registered accounts with us but have not yet built their software applications with us, or whose applications are in their infancy and will grow with Twilio into an Active Customer Account. As of December 31, 2021, we had more than 256,000 Active Customer Accounts on our platform.
•Increase Our International Presence.  Our platform serves over 180 countries today, making it as simple to communicate from São Paulo as it is from San Francisco. Customers outside the U.S. are increasingly adopting our platform, and for the years ended December 31, 2021 and 2020, revenue from international customer accounts accounted for 34% and 27% of our total revenue, respectively. We are investing to meet the requirements of a broader range of global developers and enterprises. We plan to grow internationally by continuing to expand our operations outside of the U.S. and collaborating with international strategic partners.
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
•Expand Our Partner Channel.  Our Twilio Build partner program is focused on growing our community of technology and consulting partners. Twilio Build's ecosystem of partners offers customers both packaged applications and consulting expertise that make it possible for any customer to innovate with Twilio regardless of region, industry, business model or development resources. To help our partners grow their businesses and innovate for their customers, this program provides go-to-market support, certification and training programs and a partner success team. We have relationships with a number of technology partner customers that embed our products in the solutions that they sell to other businesses. We intend to expand our relationships with existing technology partner customers and to add new technology partner customers. We plan to invest in a range of initiatives to encourage increased collaboration with, and generation of revenue from, technology partner customers. We have developed relationships with consulting partners who provide consulting and development services for organizations that have limited software development expertise to build our platform into their software applications. We intend to continue to invest in and develop the ecosystem for our solutions in partnership with consulting partners to accelerate awareness and adoption of our platform.
•Selectively Pursue Acquisitions and Strategic Investments.  We may selectively pursue acquisitions and strategic investments in businesses and technologies that strengthen our platform. From 2015 through 2021, we made several acquisitions which have allowed us to expand our platform and service offerings to include features such as a cloud-based API to seamlessly embed two-factor authentication and phone verification into any application, Web Real-Time-Communication (“Web RTC”) media processing technologies, contact center analytics, software mobile network infrastructure and language recognition capabilities. In addition, our acquisition of SendGrid in February 2019 allowed us to add a leading e-mail API platform to our product offerings, our acquisition of Segment in November 2020 allowed us to add the market-leading customer data platform to our product offerings and our acquisition of Zipwhip in July 2021 allowed us to expand the toll-free channel, offering developers and businesses another affordable, trusted, high-quality engagement option via messaging-enabled toll-free numbers.
The Twilio Magic
We believe there's a unique spirit to Twilio, manifested in who we are and how we work together. We value and invest in a positive culture of optimism, innovation, and accountability. Our values, which we call the Twilio Magic, remind us every day who we are at our core and guide how we act and how we make decisions.

We are Builders. We are Owners. We are Curious. We are Positrons.
Twilio.org
We believe communications play a critical role in solving some of the world’s toughest social challenges. Through Twilio.org, which is a part of our company and not a separate legal entity, we donate and sell our products at a reduced rate to social impact organizations and provide grant funding to help scale organizations' mission. In 2015, we reserved 1% of Twilio's common stock to fund Twilio.org. We have periodically replenished that initial reserve and as of December 31, 2021, the number of shares of Twilio Class A common stock set aside for Twilio.org operations was 618,857. We started Twilio.org so that more people around the world have the opportunity to thrive. In 2021, over 7,500 social impact organizations used Twilio products and funding to reach more than 500 million people worldwide. 2021 marked another year of living through the COVID-19 pandemic and Twilio products and funding were used by over 1,200 organizations to provide more than 300 million people with vaccine and COVID-19 related information.
Information on our key Environmental, Social and Governance (“ESG”) programs, goals and commitments, and certain metrics can be found in our annual Impact Report, available on our website at https://investors.twilio.com/governance. Website references throughout this document are provided for convenience only, and the content on the referenced websites is not incorporated by reference into this report. While we believe that our ESG goals align with our long-term growth strategy and financial and operational priorities, they are aspirational and may change, and there can be no assurance that they will be met.
Our Employees and Human Capital Resources
As of December 31, 2021, we had a total of 7,867 employees, including 2,964 employees located outside of the U.S. None of our U.S. employees are represented by a labor union with respect to their employment. Employees in certain of our non-U.S. subsidiaries have the benefits of collective bargaining arrangements at the national level. We consider our relations with our employees to be good and have not experienced interruptions of operations or work stoppages due to labor disagreements.

Diversity, Equity and Inclusion
We are driving a diversity, equity and inclusion (“DEI”) strategy based on the principles of antiracism. At Twilio, we use “antiracism” as an umbrella term for actively identifying and eliminating racism/oppression by changing systems, organizational structures, policies, practices, and attitudes, so that power is shared equitably. By educating and empowering Twilions to think and operate through an antiracist lens, we’ll be able to build a more diverse workforce, promote equity for all communities in the workplace and foster safe, inclusive environments.
Following our commitment to become an antiracist organization, we began the work to embed and operationalize antiracism across the business, with a strong focus on education. In 2021, over 100 senior Twilio executives participated in an antiracism workshop, with continued learning planned in 2022. We are growing our partnerships with global organizations to help us find, grow, and keep diverse talent in various demographics, regions, and countries. We are coordinating antiracist learning opportunities through employee resource group (“ERG”) specific programming and events. Lastly, we continue to maintain healthy pay parity, ensuring that employees with the same job and location are paid fairly relative to one another, regardless of gender or race.
We will continue to grow our DEI resources and global footprint to make sure DEI scales along with the business. Most recently, we expanded the DEI team and launched new ERG chapters globally. This will ensure we are translating antiracism and amplifying DEI efforts across all teams and regions.
Compensation and Benefits
Twilio is committed to delivering a comprehensive compensation and benefits program that provides support for all of our employees’ well-being. We provide competitive compensation and benefits to attract and retain talented employees, including offering market-competitive salaries, sales commissions for our sales teams, and equity. We generally offer full-time employees equity at the time of hire and through annual equity grants, as well as provide an employee stock purchase plan, to foster a strong sense of ownership and engage our employees in being committed to our long-term success.
We ensure that our compensation is fair for all employees, regardless of classifications, such as race and gender. We routinely run a rigorous statistical analysis to ensure compensation is fair, taking into account factors that should impact pay, like role, level, location and performance.
Our full-time employees are eligible to receive, subject to the satisfaction of certain eligibility requirements, our comprehensive benefits package including our medical, dental and vision insurance and life and disability insurance plans. In addition, we provide time off, as well as maintain a tax-qualified 401(k) retirement plan that provides eligible U.S. employees with an opportunity to save for retirement on a tax-advantaged basis. In 2021, we matched 50% of the first 6% of contributions by plan participants, subject to annual contribution limits set forth in the Internal Revenue Code of 1986, as amended.
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
Research and Development
Our research and development efforts are focused on building a trusted, smart engagement platform and enhancing our existing products and developing new products and features.
Our research and development organization is predominantly built around small development teams. Our small development teams foster greater agility, which enables us to develop new, innovative products and make rapid changes to our infrastructure that increase resiliency and operational efficiency. Our development teams designed, built and continue to expand our customer engagement platform, our core platforms stack and Super Network.

As of December 31, 2021, we had 3,103 employees in our research and development organization. We intend to continue to invest in our research and development capabilities to extend our platform and bring the power of contextual communications to a broader range of applications, geographies and customers.
Sales and Marketing
Our sales and marketing teams work together closely to drive awareness and adoption of our platform, accelerate customer acquisition and generate revenue from customers. We have a strategy to grow within our customers that we refer to as our “in and up” strategy. We get in to new customers through our messaging and email products, often directly via developers, then build on those relationships to grow our footprint with broader adoption and higher value products.
Our go-to-market model is primarily focused on initiating customer relationships by reaching and serving the needs of developers. We are a pioneer of developer evangelism and education and have cultivated a large global developer community. We reach developers through community events and conferences, including our annual SIGNAL customer and developer conference, to demonstrate how every developer can create differentiated applications incorporating communications using our products.
Once developers are introduced to our platform, we provide them with a low-friction trial experience. By accessing our easy-to-configure APIs, extensive self-service documentation and customer support team, developers can build our products into their applications and then test such applications during an initial free trial period that we provide. Once they have decided to use our products beyond the initial free trial period, customers provide their credit card information and only pay for the actual usage of our products, for a majority of our products. Our Flex contact center platform is generally offered on a per user, per month basis or on a usage basis per agent hour. Our email API is offered on a monthly subscription basis, while our Marketing Campaigns product is priced based on the number of email contacts stored on our platform and the number of monthly emails sent to those contacts through our email API. Our self-serve pricing matrix is publicly available and it allows for customers to receive tiered discounts as their usage of our products increases. As customers' use of our products grows larger, some enter into negotiated contracts with terms that dictate pricing, and typically include some level of minimum revenue commitments. Historically, we have acquired the substantial majority of our customers through this self-service model. As customers expand their usage of our platform, we expand our relationships with them to include business leaders within their organizations.
We supplement our self-service model with account executives and customer success managers aimed at engaging customers through a direct sales approach to expand usage and ensure satisfaction. To help increase our awareness in the enterprise, we have expanded our marketing efforts through programs like our Twilio Engage roadshow, where we seek to bring business leaders and developers together to discuss the future of customer engagement. We have developed products to support this effort as well, like the Twilio Enterprise Plan, which provides capabilities for advanced security, access management and granular administration. Our sales organization targets technical leaders and business leaders who are seeking to leverage software to drive superior customer engagement and competitive differentiation. As we educate these leaders on the benefits of developing applications incorporating our products to differentiate their business, they often consult with their developers regarding implementation. We believe that developers are often advocates for our products as a result of our developer-focused approach. Our sales organization includes sales development, inside sales, field sales, specialty sales and sales engineering personnel.
When potential customers do not have the available developer resources to build their own applications, we refer them to either our technology partners who embed our products in the solutions that they sell to other businesses (such as contact centers and sales force and marketing automation), or our professional services team or outside consulting partners who provide consulting and development services for organizations that have limited software development expertise to build our platform into their software applications.
As of December 31, 2021, we had 3,661 employees in our sales and marketing organization.
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

We also offer three paid tiers of support with increasing levels of availability and guaranteed response times. Our highest tier plan, intended for our largest customers, includes a dedicated support engineer, duty manager coverage and quarterly status reviews. Our support model is global, with 24x7 coverage and support offices located throughout the world, with our larger offices located in the U.S., Ireland, Colombia, India, and Singapore. We currently derive an insignificant amount of revenue from fees for customer support.
We also offer professional services which provide in-depth, hands-on, fee-based packages of advisory, software architecture, integration and coding services to existing and prospective customers and partners to optimize their use of the Twilio platform. Our goal is to help our customers achieve business results faster. Offerings include services for implementing contact center solutions, email implementation and deliverability, customer data platform design, and configuration and integration of communications capabilities.
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
As of December 31, 2021, in the U.S., we had been issued 197 patents, which expire between 2029 and 2040. As of such date, we also had 36 issued patents in foreign jurisdictions, all of which are related to U.S. patents and patent applications. We have also filed various applications for protection of certain aspects of our intellectual property in the U.S. and internationally. In addition, as of December 31, 2021, we had 50 trademarks registered in the U.S. and 416 trademarks registered in foreign jurisdictions.
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
Regulatory
We are subject to a number of U.S. federal and state and foreign laws and regulations that involve matters central to our business. These laws and regulations may involve privacy, data protection, intellectual property, competition, telecommunications, broadband, Voice over Internet Protocol (“VoIP”), consumer protection, export taxation or other subjects. Many of the laws and regulations to which we are subject are still evolving and being tested in courts and by regulatory authorities and could be interpreted in ways that could harm our business. In addition, the application and interpretation of these laws and regulations often are uncertain, particularly in the new and rapidly evolving industry in which we operate. Because U.S., federal, state and foreign laws and regulations have continued to develop and evolve rapidly, it is possible that we or our products or our platform may not be, or may not have been, compliant with each such applicable law or regulation.

For example, the General Data Protection Regulation (“GDPR”) and the United Kingdom’s GDPR (“UK GDPR”) impose strict requirements for processing the personal information of individuals located, respectively within the European Economic Area (“EEA”) and the United Kingdom (“UK”). Noncompliance with the GDPR and UK GDPR can result in, for example, bans on data processing and fines of up to the greater of 20 million euros (£17.5 million for the UK GDPR) or 4% of annual global revenue. Further, individuals may initiate litigation related to our processing of their personal information. Given the breadth and depth of changes in data protection obligations, meeting the requirements of GDPR has required significant time and resources, including a review of our technology and systems currently in use against the requirements of GDPR. Our actual or perceived failure to comply with laws, regulations or contractual commitments regarding privacy, data protection and data security could lead to costly legal action, adverse publicity, significant liability and decreased demand for our services, which could adversely affect our business, results of operations and financial condition.
In addition, laws such as the Telephone Consumer Protection Act of 1991 (“TCPA”), restrict telemarketing and the use of automatic SMS text messages without explicit customer consent. The scope and interpretation of the laws that are or may be applicable to the delivery of text messages are continuously evolving and developing. If we do not comply with these laws or regulations, or if our customers fail to do so, we could face direct liability.
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
Information about Geographic Revenue
Information about geographic revenue is set forth in Note 12 of our Notes to Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.
Available Information
Our filings are available to be viewed and downloaded free of charge through our investor relations website after we file them with the Securities and Exchange Commission (“SEC”). Our filings include our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, our Proxy Statement for our annual meeting of stockholders, Current Reports on Form 8-K and other filings with the SEC. Our investor relations website is located at http://investors.twilio.com. The SEC also maintains an Internet website that contains periodic and current reports, proxy statements and other information about issuers, like us, that file electronically with the SEC. The address of that website is www.sec.gov.
We webcast our earnings calls and certain events we participate in or host with members of the investment community on our investor relations website. Additionally, we provide notifications of news or announcements regarding our financial performance, including SEC filings, investor events, press and earnings releases, and blogs as part of our investor relations website. Further corporate governance information, including our corporate governance guidelines and code of business conduct and ethics, is also available on our investor relations website under the heading “Governance.” The contents of our websites are not intended to be incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file with the SEC, and any references to our websites are intended to be inactive textual references only.

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
Risks Related to Our Business and Our Industry
The global COVID-19 pandemic may adversely impact our business, results of operations and financial condition.

The rapid spread of COVID-19 globally has in the past disrupted, and may continue to disrupt, our day-to-day operations and the operations of our customers, partners and service providers for an indefinite period of time, including as a result of changing public health recommendations, travel restrictions and limitations, the duration, spread and severity and potential recurrence of the virus and its variants, as well as the efficacy of vaccines and vaccine distribution and the timing and trajectory of the economic recovery, all of which could negatively impact our business and results of operations and financial condition. While the global economy is reopening in various parts of the world, some countries and locations are reinstating lockdowns and other restrictions that make a recovery difficult to predict. This may result in differing levels of demand for our products as the priorities, resources, financial conditions and economic outlook of our customers, partners and service providers change, which could adversely affect or increase the volatility of our financial results. Certain industries were initially more negatively impacted by COVID-19, while others were positively impacted. It has been and, until the COVID-19 pandemic is contained, will continue to be more difficult for us to forecast usage levels and predict revenue trends for the more adversely impacted industries. Any prolonged contractions in industries historically impacted by COVID-19, along with any effects on supply chain or on other industries in which our customers, partners and service providers operate, could adversely impact our business, results of operations and financial condition.

Additionally the COVID-19 pandemic has adversely affected global economic and market conditions, including causing labor shortages, supply chain disruptions and inflation, which are likely to continue for an extended period, and which could result in decreased business spending by our customers and prospective customers and business partners and third-party business partners, reduced demand for our solutions, lower renewal rates by our customers, longer or delayed sales cycles, including customers and prospective customers delaying contract signing or contract renewals, or reducing budgets or minimum commitments related to the product and services that we offer, all of which could have an adverse impact on our business operations and financial condition. Specifically, we often enter into annual or multi-year, minimum commitment arrangements with our customers. If customers fail to pay us or reduce their spending with us, we may be adversely affected by an inability to collect amounts due, the cost of enforcing the terms of our contracts, including litigation, or a reduction in revenue. The continuing pandemic could also result in constrained supply or reduced customer demand and willingness to enter into or renew contracts with us, any of which could adversely impact our business, results of operations and overall financial performance in future periods. While we have developed and continue to develop plans to help mitigate the potential negative impact of the pandemic on our business, these efforts may not be effective, and a protracted economic downturn, including due to factors such as labor shortages, supply chain disruptions and inflation, may limit the effectiveness of our mitigation efforts.

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
We have experienced substantial growth in our business since inception. For example, our headcount has grown from 4,629 employees on December 31, 2020 to 7,867 employees on December 31, 2021. We have moved to a virtual on-boarding process since the imposition of COVID-19 restrictions on certain business activities. In addition, we are rapidly expanding our international operations. Our international headcount grew from 1,369 employees as of December 31, 2020 to 2,964 employees as of December 31, 2021. We expect to continue to expand our international operations in the future. We have also experienced significant growth in the number of customers, usage and amount of data that our platform and associated infrastructure support. This growth has placed and may continue to place significant demands on our corporate culture, operational infrastructure and management, particularly in light of virtual on-boarding.

We believe that our corporate culture has been a critical component of our success. We have invested substantial time and resources in building our team and nurturing our culture. As we expand our business in the U.S. and non-U.S. regions and mature as a public company, we may find it difficult to maintain our corporate culture while managing this growth. In addition, the COVID-19 pandemic may have long-term effects on the nature of the office environment and remote working. Our employees generally continue to work from home as we continue a phased reopening of offices and, in February 2021, we announced a new Open Work hybrid work approach, under which most employees will have a choice about where and how they work. We face uncertainty as to whether Open Work, and any adjustments we may make to our model, will meet the needs and expectations of our workforce. Any failure to preserve the key aspects of our culture as we manage our anticipated growth and organizational changes could hurt our chance for future success, including our ability to recruit and retain employees, and effectively focus on and pursue our corporate objectives. This, in turn, could adversely affect our business, results of operations and financial condition.
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
•labor shortages, supply chain disruptions and rising inflation and our ability to control costs, including our operating expenses;
•our ability to attract and retain qualified employees and key personnel;
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
Additionally, global pandemics such as COVID-19 as well as certain large scale events, such as major elections and sporting events, can significantly impact usage levels on our platform, which has, and could in the future, cause fluctuations in our results of operations. We expect that significantly increased usage of all communications platforms, including ours, during certain seasonal and one-time events could impact delivery and quality of our products during those events. We also tend to experience increased expenses in connection with the hosting of SIGNAL, which we plan to continue to host annually. Such annual and one-time events may cause fluctuations in our results of operations and may impact both our revenue and operating expenses.
If we are not able to maintain and enhance our brand and increase market awareness of our company and products, then our business, results of operations and financial condition may be adversely affected.
We believe that maintaining and enhancing the “Twilio” brand identity and increasing market awareness of our company and products, particularly among developers, is critical to achieving widespread acceptance of our platform, to strengthen our relationships with our existing customers and to our ability to attract new customers. The successful promotion of our brand will depend largely on our continued marketing efforts, our ability to continue to offer high quality products, and our ability to successfully differentiate our products and platform from competing products and services. Our brand promotion and thought leadership activities may not be successful or yield increased revenue. In addition, independent industry analysts often provide reviews of our products and competing products and services, which may significantly influence the perception of our products in the marketplace. If these reviews are negative or not as strong as reviews of our competitors’ products and services, then our brand may be harmed.
From time to time, our customers have complained about our products, such as complaints about our pricing and customer support. If we do not handle customer complaints effectively, then our brand and reputation may suffer, our customers may lose confidence in us and they may reduce or cease their use of our products. In addition, many of our customers post and discuss on social media about Internet-based products and services, including our products and platform. Our success depends, in part, on our ability to generate positive customer feedback and minimize negative feedback on social media channels where existing and potential customers seek and share information. If actions we take or changes we make to our products or platform upset these customers, then their online commentary could negatively affect our brand, reputation and customer trust. Complaints or negative publicity about us, our products or our platform could adversely impact our ability to attract and retain customers, and otherwise harm our business, results of operations and financial condition.
The promotion of our brand also requires us to make substantial expenditures, and we anticipate that these expenditures will increase as our market becomes more competitive and as we expand into new markets. To the extent that these activities increase revenue, this revenue still may not be enough to offset the increased expenses we incur, including, but not limited to, as a result of recent inflationary pressures.

The market for our products and platform continues to evolve, and may decline or experience limited growth, and is dependent in part on developers continuing to adopt our platform and use our products.
We were founded in 2008, and we have been developing and providing a cloud‑based platform that enables developers and organizations to integrate voice, messaging, video and email communications capabilities into their software applications. This market continues to evolve and is subject to a number of risks and uncertainties. We believe that our revenue currently constitutes a significant portion of the total revenue in this market, and therefore, we believe that our future success will depend in large part on the growth, if any, and evolution of this market. If developers and organizations do not recognize the need for and benefits of our products and platform, they may decide to adopt alternative products and services to satisfy some portion of their business needs. In order to grow our business and extend our market position, we intend to focus on educating developers and other potential customers about the benefits of our products and platform, expanding the functionality of our products and bringing new technologies to market to increase market acceptance and use of our platform. Our ability to expand the market that our products and platform address depends upon a number of factors, including the cost, performance and perceived value associated with such products and platform. The market for our products and platform could fail to grow significantly or there could be a reduction in demand for our products as a result of a lack of developer acceptance, technological challenges, competing products and services, decreases in spending by current and prospective customers, weakening economic conditions, including due to labor shortages, supply chain disruptions and inflationary pressures, and other causes. If our market does not experience significant growth or demand for our products decreases, then our business, results of operations and financial condition could be adversely affected.
Our actual or perceived failure to comply with increasingly stringent laws, regulations and contractual obligations relating to privacy, data protection and data security could harm our reputation and subject us to significant fines and liability or loss of business.
We and our customers are subject to numerous domestic (for example, CCPA in California) and foreign (for example, the GDPR in the EU) privacy, data protection and data security laws and regulations that restrict the collection, use, disclosure and processing of personal information, including financial and health data. These laws and regulations are evolving, are being tested in courts, may result in increasing regulatory and public scrutiny of our practices relating to personal information and may increase our exposure to regulatory enforcement action, sanctions and litigation.
The CCPA imposes obligations on businesses to which it applies. These obligations include, but are not limited to, providing specific disclosures in privacy notices and affording California residents certain rights related to their personal information. The CCPA allows for statutory fines for noncompliance. In addition, it is anticipated that the California Privacy Rights Act of 2020 (“CPRA”), effective January 1, 2023, will expand the CCPA. Similar laws have been enacted or been proposed at the state and federal levels. For example, Virginia and Colorado have each passed laws similar to but different from the CPRA that take effect in 2023. If we become subject to new privacy, data protection and data security laws, the risk of enforcement action against us could increase because we may become subject to additional obligations, and the number of individuals or entities that can initiate actions against us may increase (including individuals, via a private right of action, and state actors).
Outside the United States, an increasing number of laws, regulations, and industry standards apply to privacy, data protection and data security. For example, the GDPR and the United Kingdom’s GDPR (“UK GDPR”) impose strict requirements for processing the personal information of individuals located, respectively within the European Economic Area (“EEA”) and the United Kingdom (“UK”). For example, under the GDPR, government regulators may impose temporary or definitive bans on data processing, as well as fines. Further, individuals may initiate litigation related to our processing of their personal information. As another example, the General Data Protection Law (Lei Geral de Proteção de Dados Pessoais, or “LGPD”) (Law No. 13,709/2018) may apply to our operations. The LGPD broadly regulates processing of personal information of individuals in Brazil and imposes compliance obligations and penalties comparable to those of the GDPR.
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

Similarly, with our registration as an interconnected VoIP provider with the Federal Communications Commission (“FCC”), we also must comply with privacy laws associated with customer proprietary network information (“CPNI”) rules in the U.S. If we fail to maintain compliance with these requirements, we could be subject to regulatory audits, civil and criminal penalties, fines and breach of contract claims, as well as reputational damage, which could impact the willingness of customers to do business with us.
In addition to our legal obligations, our contractual obligations relating to privacy, data protection and data security have become increasingly stringent due to changes in laws and regulations and the expansion of our offerings. Certain privacy, data protection and data security laws, such as the GDPR and the CCPA, require our customers to impose specific contractual restrictions on their service providers. In addition, we have begun to support customer workloads that involve the processing of protected health information and are required to sign business associate agreements (“BAAs”) with customers that subject us to the requirements under the U.S. Health Insurance Portability and Accountability Act of 1996 and the U.S. Health Information Technology for Economic and Clinical Health Act as well as state laws that govern health information.
Our actual or perceived failure to comply with laws, regulations or contractual commitments regarding privacy, data protection and data security could lead to costly legal action, adverse publicity, significant liability, and decreased demand for our services, which could adversely affect our business, results of operations and financial condition.
As a cumulative example of these risks, because our primary data processing facilities are currently in the U.S., we have experienced hesitancy, reluctance, or refusal by European or multinational customers to continue to use our services due to the potential risk posed to such customers as a result of the Court of Justice July 2020 ruling in the “Schrems II” case, as well as related guidance from the European Data Protection Board. For example, absent appropriate safeguards or other circumstances, the GDPR and laws in Switzerland and the UK generally restrict the transfer of personal information to countries outside of the EEA, such as the United States, that the European Commission does not consider as providing an adequate level of privacy, data protection and data security. If we cannot implement a valid mechanism for cross-border data transfers, we may face increased exposure to regulatory actions, substantial fines, and injunctions against processing or transferring personal information from Europe or elsewhere. The inability to import personal information to the United States could significantly and negatively impact our business operations; limit our ability to collaborate with parties that are subject to data privacy and security laws; or require us to increase our personal information processing capabilities in Europe and/or elsewhere at significant expense. We and our customers are at risk of enforcement actions taken by an EU data protection authority during such time Twilio continues to require data transfers from the EEA for the provision of our services. While we are actively working to increase our data processing capabilities in Europe and other countries to limit or eliminate the need for data transfers out of the EEA, if we are unable to increase those capabilities quickly enough, and other valid solutions for personal information transfers to the United States or other countries are not available or are difficult to implement in the interim, we will likely face continuing reluctance from European and multinational customers to use our services and increased exposure to regulatory actions, substantial fines and injunctions against processing or transferring personal information from Europe.
Our business depends on customers increasing their use of our products, and a loss of customers or decline in their use of our products could adversely affect our business, results of operations and financial condition.

Our ability to grow and generate incremental revenue depends, in part, on our ability to maintain and grow our relationships with existing customers (including any customers acquired in connection with our acquisitions) and to have them increase their usage of our platform. If our customers do not increase their use of our products, then our revenue may decline, and our results of operations may be harmed. Customers are charged based on the usage of our products. Most of our customers do not have long-term contractual financial commitments to us and, therefore, most of our customers may reduce or cease their use of our products at any time without penalty or termination charges. Customers may terminate or reduce their use of our products for any number of reasons, including if they are not satisfied with our products, the value proposition of our products or our ability to meet their needs and expectations, or due to the introduction of new competing products by competitors. For example, on February 26, 2021, a critical feature enablement service on our platform became overloaded, which resulted in connection issues across multiple products in our cloud communications platform that affected our customers for a limited number of hours. The service disruption had a widespread impact on our customers’ ability to use several of our products. We incurred certain costs associated with offering credits to our affected customers, but the overall impact was not material to our business. To protect our system from similar disruptions in the near term, we have significantly increased our server capacity and added additional caching layers to accommodate usage spikes. We also have undertaken longer term improvements to mitigate against future service disruptions, but there can be no guarantee that these actions or improvements will be effective in preventing or reducing such service disruptions.

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
We have a history of losses and may not achieve or sustain profitability in the future.
We have incurred net losses in each year since our inception, including net losses of $949.9 million, $491.0 million and $307.1 million in the years ended December 31, 2021, 2020 and 2019, respectively. We had an accumulated deficit of $2.1 billion as of December 31, 2021. We will need to generate and sustain increased revenue levels, and manage our operating expenses, in future periods to become profitable and, even if we do, we may not be able to maintain or increase our level of profitability. We expect to continue to expend substantial financial and other resources on, among other things:
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

Our efforts to grow our business may be costlier than we expect, and we may not be able to increase our revenue enough to offset our increased operating expenses. We may incur significant losses in the future for a number of reasons, including the other risks described herein, and unforeseen expenses, difficulties, complications and delays and other unknown events. If we are unable to achieve and sustain profitability, the value of our business and Class A common stock may significantly decrease.
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
At times, network service providers have instituted additional fees due to regulatory, competitive or other industry related changes that increase our network costs. For example, in early 2020, a major U.S. mobile carrier introduced a new Application to Person ("A2P") SMS service offering that adds a new fee for A2P SMS messages delivered to its subscribers, and other U.S. mobile carriers have added or are in the process of adding similar fees. While we have historically responded to these types of fee increases through a combination of further negotiating efforts with our network service providers, absorbing the increased costs or changing our prices to customers, there is no guarantee that we will continue to be able to do so in the future without a material negative impact to our business. In the case of these new carriers A2P SMS fees, after a short phase-in period where we absorbed the fees, we began on May 1, 2021 to pass these fees directly through to our customers who are sending SMS messages to these carriers' subscribers. We expect that this will increase our revenue and cost of revenue, but will not impact the gross profit dollars received for sending these messages. However, mathematically this will have a negative impact on our gross margins. Additionally, our ability to respond to any new fees may be constrained if all network service providers in a particular market impose equivalent fee structures, if the magnitude of the fees is disproportionately large when compared to the underlying prices paid by our customers, or if the market conditions limit our ability to increase the price we charge our customers.
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
In the years ended December 31, 2021, 2020 and 2019, we derived 34%, 27% and 29% of our revenue, respectively, from customer accounts located outside the United States. The future success of our business will depend, in part, on our ability to expand our customer base worldwide. While we have been rapidly expanding our sales efforts internationally, our experience in selling our products outside of the United States is, and our ability to conduct business in local currencies in certain jurisdictions may be or is, limited. Furthermore, our developer-first business model may not be successful or have the same traction outside the United States. As a result, our investment in marketing our products to these potential customers may not be successful. If we are unable to increase the revenue that we derive from international customers, then our business, results of operations and financial condition may be adversely affected.
We are continuing to expand our international operations, which exposes us to significant risks.
We are continuing to expand our international operations to increase our revenue from customers outside of the United States as part of our growth strategy. Between December 31, 2020 and December 31, 2021, our international headcount grew from 1,369 employees to 2,964 employees. We expect to open additional international offices and hire employees to work at these offices in order to reach new customers and gain access to additional technical talent. Operating in international markets requires significant resources and management attention and will subject us to regulatory, economic and political risks in addition to those we already face in the United States. Because of our limited experience with international operations or with developing and managing sales in international markets, our international expansion efforts may not be successful.
In addition, we will face risks in doing business internationally that could adversely affect our business, including:
•any long–term impact from the United Kingdom’s withdrawal from the European Union, commonly referred to as Brexit, which formally took effect on January 31, 2020. In particular, any such long-term impact from Brexit on our business and operations will depend, in part, on the outcome of the U.K.'s continuing negotiations on a number of matters not definitively addressed in the UK-EU Trade and Cooperation Agreement and may require us to expend significant time and expense to make adjustments to our business and operations;
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
•compliance with export controls and economic sanctions regulations administered by the Department of Commerce's Bureau of Industry and Security and the Treasury Department’s Office of Foreign Assets Control;
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
As a provider of communications products, we are subject to existing or potential FCC regulations relating to privacy, telecommunications, consumer protection and other requirements. In addition, the extension of telecommunications regulations to our non-interconnected VoIP services could result in additional federal and state regulatory obligations and taxes. We are also in discussions with certain jurisdictions regarding potential sales and other taxes for prior periods that we may owe. In the event any of these jurisdictions disagree with management’s assumptions and analysis, the assessment of our tax exposure could differ materially from management's current estimates, which may increase our costs of doing business and negatively affect the prices our customers pay for our services. If we do not comply with FCC rules and regulations, we could be subject to FCC enforcement actions, fines, loss of licenses and possibly restrictions on our ability to operate or offer certain of our products. Any enforcement action by the FCC, which may be a public process, would hurt our reputation in the industry, could erode customer trust, possibly impair our ability to sell our VoIP products to customers and could adversely affect our business, results of operations and financial condition.
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
•payment of annual FCC regulatory fees and contributions to FCC-administered funds based on our interstate and international revenues; and

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
Our agreements with customers typically provide for service level commitments. If we suffer extended periods of downtime for our products or platform and we are unable to meet these commitments, then we are contractually obligated to provide a service credit, which is typically 10% of the customer’s amounts due for the month in question. For example, on February 26, 2021, a critical feature enablement service on our platform became overloaded, which resulted in connection issues across multiple products in our cloud communications platform that affected our customers for a limited number of hours. The service disruption had a widespread impact on our customers’ ability to use several of our products. We incurred certain costs associated with offering credits to our affected customers, but the overall impact was not material to our business. We may also ultimately lose or see reduced utilization of our products by one or more customers as a result of the outage. In addition, the performance and availability of AWS or other service providers that provide our cloud infrastructures is outside of our control and, therefore, we are not in full control of whether we meet our service level commitments. As a result, our business, results of operations and financial condition could be adversely affected if we suffer unscheduled downtime that exceeds the service level commitments we have made to our customers. Any extended service outages could adversely affect our business and reputation and erode customer trust.
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
We depend upon our IT systems to conduct virtually all of our business operations, ranging from our internal operations and research and development activities to our marketing and sales efforts and communications with our customers and business partners. We may be subject to a variety of evolving threats, including but not limited to social-engineering attacks (including through phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks (such as credential stuffing), personnel misconduct or error, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, earthquakes, fires, floods and other similar threats.
Individuals or entities may attempt to penetrate our network security, or that of our platform, and to cause harm to our business operations, including by misappropriating our proprietary information or that of our customers, employees and business partners or to cause interruptions of our products and platform. In particular, cyberattacks and other malicious internet-based activity continue to increase in frequency and in magnitude generally, and cloud-based companies have been targeted in the past. In addition to threats from traditional computer hackers, malicious code, software vulnerabilities, supply chain attacks and vulnerabilities through our third-party partners, employees theft or misuse, password spraying, phishing, credential stuffing and denial-of-service attacks, we also face threats from sophisticated organized crime, nation-state, and nation-state supported actors who engage in attacks (including advanced persistent threat intrusions) that add to the risk to our systems (including those hosted on AWS or other cloud services), internal networks, our customers’ systems and the information that they store and process. Ransomware and cyber extortion attacks, including those perpetrated by organized criminal threat actors, nation-states, and nation-state-supported actors, are becoming increasingly prevalent and severe and can lead to significant interruptions in our operations, loss of data and income, reputational harm, and diversion of funds. Extortion payments may alleviate or reduce the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments. The COVID-19 pandemic and our remote workforce also pose increased risks to our IT systems and data. While we devote significant financial and employee resources to implement and maintain security measures, because the techniques used by such individuals or entities to access, disrupt or sabotage devices, systems and networks change frequently and may not be recognized until launched against a target, we may be required to make further investments over time to protect data and infrastructure as cybersecurity threats develop, evolve and grow more complex over time. We may also be unable to anticipate these techniques, and we may not become aware in a timely manner of such a security breach, which could exacerbate any damage we experience. Additionally, we depend upon our employees and contractors to appropriately handle confidential and sensitive data, including customer data, and to deploy our IT resources in a safe and secure manner that does not expose our network systems to security breaches or the loss of data. We have been and expect to be subject to cybersecurity threats and incidents, including denial-of-service attacks, employee errors or individual attempts to gain unauthorized access to information systems. Any data security incidents, including internal malfeasance or inadvertent disclosures by our employees or a third party's fraudulent inducement of our employees to disclose information, unauthorized access or usage, virus or similar breach or disruption of us or our service providers, such as AWS, could result in loss of confidential information, damage to our reputation, erosion of customer trust, loss of customers, litigation, regulatory investigations, fines, penalties and other liabilities. For example, in 2020, SolarWinds Inc., one of our third party software service providers, was subject to a data security incident. We have completed our investigations of this incident and concluded that there was no adverse impact to us.
Furthermore, we are required to comply with laws and regulations that require us to maintain the security of personal information and we may have contractual and other legal obligations to notify customers or other relevant stakeholders of security breaches. Such disclosures are costly, and the disclosures or the failure to comply with such requirements could lead to adverse consequences. If we (or a third party upon whom we rely) experience a security incident or are perceived to have experienced a security incident, we may experience adverse consequences. These consequences may include: government enforcement actions (for example, investigations, fines, penalties, audits, and inspections); additional reporting requirements and/or oversight; restrictions on processing data (including personal data); litigation (including class claims); indemnification obligations; negative publicity; reputational harm; monetary fund diversions; interruptions in our operations (including availability of data); financial loss and other similar harms. Security incidents and attendant consequences could lead to negative publicity, may cause our customers to lose confidence in the effectiveness of our security measures and require us to expend significant capital and other resources to respond to and/or mitigate the security breach. Accordingly, if our cybersecurity measures or those of AWS or our service providers, fail to protect against unauthorized access, attacks (which may include sophisticated cyberattacks), compromise or the mishandling of data by our employees and contractors, then our reputation, customer trust, business, results of operations and financial condition could be adversely affected.
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
In the years ended December 31, 2021, 2020 and 2019, our 10 largest Active Customer Accounts generated an aggregate of 11%, 14% and 13% of our revenue, respectively. In the event that any of our large customers do not continue to use our products, use fewer of our products, or use our products in a more limited capacity, or not at all, our business, results of operations and financial condition could be adversely affected. Additionally, the usage of our products by customers that do not have long-term contracts with us may change between periods. Those with no long-term contract with us may reduce or fully terminate their usage of our products at any time without notice, penalty or termination charges, which may adversely impact our results of operations.

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
For certain of our products, we primarily charge our customers based on their use of such products ("usage-based pricing"). One of the challenges to our usage-based pricing is that the fees that we pay to network service providers over whose networks we transmit communications can vary daily or weekly and are affected by volume and other factors that may be outside of our control and difficult to predict. This can result in us incurring increased costs that we may be unable or unwilling to pass through to our customers, which could adversely impact our business, results of operations and financial condition.
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
There is considerable patent and other intellectual property development activity in our industry. We may also introduce or acquire new products or technologies, including in areas where we historically have not participated, which could increase our exposure to third party intellectual property claims. Our future success depends, in part, on not infringing the intellectual property rights of others and we may be unaware of the intellectual property rights of others that may cover some or all of our technology. Our competitors or other third parties have claimed and may, in the future, claim that our products or platform and underlying technology are infringing upon their intellectual property rights, and we may be found to be infringing upon such rights. For example, Telesign Corporation (“Telesign”) sued us in 2015 and 2016 alleging that we infringed four U.S. patents. The patent infringement allegations in the lawsuits related to our two‑factor authentication use case, Authy, and an API tool to find information about a phone number. On October 19, 2018, a United States District Court in the Northern District of California entered judgment in our favor on all asserted claims, which was affirmed on appeal. We intend to vigorously defend ourselves against such lawsuits. During the course of these lawsuits, there may be announcements of the results of hearings and motions and other interim developments related to the litigation. If securities analysts or investors regard these announcements as negative, the trading price of our Class A common stock may decline.
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
Our success depends, in part, on our ability to protect our brand and the proprietary methods and technologies that we develop under patent and other intellectual property laws in the U.S. and in non-U.S. jurisdictions so that we can prevent others from using our inventions and proprietary information. As of December 31, 2021, in the United States, we had been issued 197 patents, which expire between 2029 and 2040. As of such date, we also had 36 issued patents in non-U.S. jurisdictions, all of which are related to U.S. patents and patent applications. We have also filed various applications for protection of certain aspects of our intellectual property in the United States and internationally. There can be no assurance that additional patents will be issued or that any patents that have been issued or that may be issued in the future will provide significant protection for our intellectual property. As of December 31, 2021, we had 50 registered trademarks in the United States and 416 registered trademarks in non-U.S. jurisdictions. If we fail to protect our intellectual property rights adequately, our competitors might gain access to our technology and our business, results of operations and financial condition may be adversely affected.
There can be no assurance that the particular forms of intellectual property protection that we seek, including business decisions about when to file patent applications and trademark applications, will be adequate to protect our business. We could be required to spend significant resources to monitor and protect our intellectual property rights. Litigation has in the past, and may be necessary in the future, to enforce our intellectual property rights, determine the validity and scope of our proprietary rights or those of others, or defend against claims of infringement or invalidity. Such litigation could be costly, time‑consuming and distracting to management, result in a diversion of significant resources, the narrowing or invalidation of portions of our intellectual property and have an adverse effect on our business, results of operations and financial condition. Our efforts to enforce our intellectual property rights may be met with defenses, counterclaims and countersuits attacking the validity and enforceability of our intellectual property rights or alleging that we infringe the counterclaimant’s own intellectual property. Any of our patents, copyrights, trademarks or other intellectual property rights could be challenged by others or invalidated through administrative process or litigation.
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
We actively evaluate and consider potential strategic transactions, including acquisitions of, or investments in, businesses, technologies, services, products and other assets in the future. For example, in November 2020, we acquired Segment for a total purchase price of $3.0 billion, of which approximately $2.5 billion represented the value of our Class A common stock issued at closing. The estimated transaction value of $3.2 billion, as previously announced, included certain shares of Class A common stock and assumed equity awards that are subject to future vesting. Accordingly, at closing, our stockholders incurred substantial dilution. Any future acquisitions or strategic transactions may result in additional dilution or require us to take on debt in order to finance any such transactions. For further risks related to our acquisitions, please see below under “Risks Related to our Acquisitions.” We also may enter into relationships with other businesses to expand our products and platform, which could involve preferred or exclusive licenses, additional channels of distribution, discount pricing or investments in other companies, such as our recent proposed minority investment of $500.0 million to $750.0 million in Syniverse Corporation.
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
We depend largely on the continued services of our senior management and other key employees, the loss or incapacitation of any of whom could adversely affect our business, results of operations and financial condition.
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
Our future success depends, in part, on our ability to continue to attract and retain highly skilled employees. We believe that there is, and will continue to be, intense competition for highly skilled management, technical, sales and other employees with experience in our industry. In addition, we have experienced and may continue to experience employee turnover as a result of the ongoing “great resignation” occurring throughout the U.S. economy. New employees require training, take time before they achieve full productivity, and may not become as productive as we expect, and we may be unable to hire or retain sufficient numbers of qualified individuals. In addition, our new Open Work hybrid approach to work, announced in February 2021, may not meet the expectations of our workforce. Further, labor is subject to external factors that are beyond our control, including our industry’s highly competitive market for skilled workers and leaders, cost inflation, the COVID-19 pandemic and workforce participation rates. We must provide competitive compensation packages and a high quality work environment to hire, retain and motivate employees. If we are unable to retain and motivate our existing employees and attract qualified employees to fill key positions, we may be unable to manage our business effectively, including the development, marketing and sale of our products, which could adversely affect our business, results of operations and financial condition. To the extent we hire employees from competitors, we also may be subject to allegations that they have been improperly solicited or divulged proprietary or other confidential information. Volatility in, or lack of performance of, our stock price may also affect our ability to attract and retain key employees. If we are unable to retain our employees, our business, results of operations and financial condition could be adversely affected.
United States federal legislation and international laws impose certain obligations on the senders of commercial emails, which could minimize the effectiveness of our platform, and establish financial penalties for non-compliance, which could increase the costs of our business.
The Federal Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003, or the CAN-SPAM Act, establishes certain requirements for commercial email messages and transactional email messages and specifies penalties for the transmission of email messages that are intended to deceive the recipient as to source or content. Among other things, the CAN-SPAM Act, obligates the sender of commercial emails to provide recipients with the ability to “opt-out” of receiving future commercial emails from the sender. In addition, some states have passed laws regulating commercial email practices that are significantly more restrictive and difficult to comply with than the CAN-SPAM Act. For example, Utah and Michigan prohibit the sending of email messages that advertise products or services that minors are prohibited by law from purchasing or that contain content harmful to minors to email addresses listed on specified child protection registries. Some portions of these state laws may not be preempted by the CAN-SPAM Act. In addition, certain non-U.S. jurisdictions in which we operate have enacted laws regulating the sending of email that are more restrictive than U.S. laws. For example, some foreign laws prohibit sending broad categories of email unless the recipient has provided the sender advance consent (or "opted-in") to receipt of such email. If we were found to be in violation of the CAN-SPAM Act, applicable state laws governing email not preempted by the CAN-SPAM Act or foreign laws regulating the distribution of email, whether as a result of violations by our customers or our own acts or omissions, we could be required to pay large penalties, which would adversely affect our financial condition, significantly harm our business, injure our reputation and erode customer trust. The terms of any injunctions, judgments, consent decrees or settlement agreements entered into in connection with enforcement actions or investigations against our company in connection with any of the foregoing laws may also require us to change one or more aspects of the way we operate our business, which could impair our ability to attract and retain customers or could increase our operating costs.
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
The actual or perceived improper sending of text messages or voice calls may subject us to potential risks, including liabilities or claims relating to consumer protection laws and regulatory enforcement, including fines. For example, the Telephone Consumer Protection Act of 1991 (“TCPA”) restricts telemarketing and the use of automatic SMS text messages without explicit customer consent. TCPA violations can result in significant financial penalties, as businesses can incur penalties or criminal fines imposed by the FCC or be fined up to $1,500 per violation through private litigation or state attorneys general or other state actor enforcement. Class action suits are the most common method for private enforcement. This has resulted in civil claims against our company and requests for information through third‑party subpoenas. The scope and interpretation of the laws that are or may be applicable to the delivery of text messages or voice calls are continuously evolving and developing. If we do not comply with these laws or regulations or if we become liable under these laws or regulations due to the failure of our customers to comply with these laws by obtaining proper consent, we could face direct liability.
Moreover, despite our ongoing and substantial efforts to limit such use, certain customers may use our platform to transmit unauthorized, offensive or illegal messages, calls, spam, phishing scams, and website links to harmful applications, reproduce and distribute copyrighted material or the trademarks of others without permission, and report inaccurate or fraudulent data or information. These issues also arise with respect to a portion of those users who use our platform on a free trial basis or upon initial use. These actions are in violation of our policies, in particular, our Acceptable Use Policy. However, our efforts to defeat spamming attacks, illegal robocalls and other fraudulent activity will not prevent all such attacks and activity. Such use of our platform could damage our reputation and we could face claims for damages, regulatory enforcement, copyright or trademark infringement, defamation, negligence, or fraud. Furthermore, enacting more stringent controls on our customers’ use of our platform to combat such violations of our Acceptable Use Policy could increase friction for our legitimate customers and decrease their use of our platform.
Moreover, our customers’ and other users’ promotion of their products and services through our platform might not comply with federal, state, and foreign laws or of contractual requirements imposed by carriers, such as the CTIA Shortcode Agreement and associated policies. We rely on contractual representations made to us by our customers that their use of our platform will comply with our policies and applicable law, including, without limitation, our email and messaging policies. Although we retain the right to verify that customers and other users are abiding by certain contractual terms, our Acceptable Use Policy and our email and messaging policies and, in certain circumstances, to review their email, messages and distribution lists, our customers and other users are ultimately responsible for compliance with our policies, and we do not systematically audit our customers or other users to confirm compliance with our policies. We cannot predict whether our role in facilitating our customers’ or other users’ activities would expose us to liability under applicable state or federal law, or whether that possibility could become more likely if changes to current laws regulating content moderation, such as Section 230 of the Communications Decency Act are enacted. There are various Congressional, FCC and executive efforts to eliminate or restrict the scope of the protections under Section 230, which limits the liability of internet platforms for third-party content that is transmitted via those platforms and for good-faith moderation of offensive content. In addition, Florida and Texas adopted statutes intended to reduce or eliminate the protections granted under Section 230, although implementation of both statutes has been stayed by federal courts, and similar legislation was introduced in other states in 2021. Even if claims asserted against us do not result in liability, we may incur substantial costs in investigating and defending such claims. If we are found liable for our customers’ or other users’ activities, we could be required to pay fines or penalties, redesign business methods or otherwise expend resources to remedy any damages caused by such actions and to avoid future liability.
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

The future success of our business depends upon the continued use of the Internet as a primary medium for commerce, communications and business applications. Federal, state or foreign government bodies or agencies have in the past adopted, and may in the future adopt, laws or regulations affecting the use of the Internet as a commercial medium. Changes in these laws or regulations could require us to modify our products and platform in order to comply with these changes. In addition, government agencies or private organizations have imposed and may impose additional taxes, fees or other charges for accessing the Internet or commerce conducted via the Internet. These laws or charges could limit the growth of Internet‑related commerce or communications generally or result in reductions in the demand for Internet‑based products and services such as our products and platform. In particular, a re-adoption of “network neutrality” rules in the United States, which President Biden supported during his campaign, could affect the services used by us and our customers. California’s state network neutrality law went into effect after a federal district court denied a motion for preliminary injunction on March 10, 2021, and that decision was affirmed by the U.S. Court of Appeals for the Ninth Circuit on January 28, 2022. A number of other states have adopted or are adopting or considering legislation or executive actions that would regulate the conduct of broadband providers. In addition, the use of the Internet as a business tool could be adversely affected due to delays in the development or adoption of new standards and protocols to handle increased demands of Internet activity, security, reliability, cost, ease‑of‑use, accessibility and quality of service. The performance of the Internet and its acceptance as a business tool has been adversely affected by “viruses,” “worms,” and similar malicious programs. If the use of the Internet is reduced as a result of these or other issues, then demand for our products could decline, which could adversely affect our business, results of operations and financial condition.
The technology industry is subject to increasing scrutiny that could result in government actions that would negatively affect our business.
The technology industry is subject to intense media, political and regulatory scrutiny, both domestic and foreign, including on issues related to antitrust, privacy, and artificial intelligence, which exposes us to government investigations, legal actions and penalties. For instance, various regulatory agencies, including competition and consumer protection authorities, have active proceedings and investigations concerning multiple technology companies on antitrust and other issues. If we become subject to such investigations, we could be liable for substantial fines and penalties, be required to change our products and services or alter our business operations, receive negative publicity, or be subject to civil litigation, all of which could harm our business. Lawmakers also have proposed new laws and regulations, and modifications to existing laws and regulations, that affect the activities of technology companies, such as the recent legislative efforts to eliminate or modify Section 230 of the Communications Decency Act and to regulate platforms that offer apps and other similar actions in some U.S. states. If such laws and regulations are enacted or modified, they could impact us, even if they are not intended to affect our company. In addition, the introduction of new products and services, expansion of our activities in certain jurisdictions, or other actions that we may take may subject us to additional laws, regulations, and other scrutiny. The increased scrutiny of certain acquisitions in the technology industry also could affect our ability to enter into strategic transactions or to acquire other businesses.
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
The standards imposed by private entities and inbox service providers to regulate the use and delivery of email have in the past interfered with, and may continue to interfere with, the effectiveness of our platform and our ability to conduct business.
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
Additionally, inbox service providers can block emails from reaching their users or categorize certain emails as “promotional” emails and, as a result, direct them to an alternate or “tabbed” section of the recipient’s inbox. While we continually improve our own technology and work closely with inbox service providers to maintain our deliverability rates, the implementation of new or more restrictive policies by inbox service providers may make it more difficult to deliver our customers’ emails, particularly if we are not given adequate notice of a change in policy or struggle to update our platform or services to comply with the changed policy in a reasonable amount of time. If the open rates of our customers’ emails are negatively impacted by the actions of inbox service providers to block or categorize emails then customers may question the effectiveness of our platform and cancel their accounts. This, in turn, could harm our business, financial condition and results of operations.
Our global operations subject us to potential liability under export control, economic trade sanctions, anti-corruption, and other laws and regulations, and such violations could impair our ability to compete in international markets and could subject us to liability for compliance violations.
Certain of our products and services may be subject to export control and economic sanctions laws and regulations, including the U.S. Export Administration Regulations, U.S. Customs regulations, and various economic and trade sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Control. Exports of our products and the provision of our services must be made in compliance with these requirements. Although we take precautions to prevent our products from being provided in violation of such laws, we are aware of previous exports of certain of our products to a small number of persons and organizations that are the subject of U.S. sanctions or located in countries or regions subject to U.S. sanctions. If we fail to comply with these laws and regulations, we and certain of our employees could be subject to substantial civil or criminal penalties, including: the possible loss of export privileges; fines, which may be imposed on us and responsible employees or managers; and, in extreme cases, the incarceration of responsible employees or managers. Obtaining the necessary authorizations, including any required license, for a particular deployment may be time‑consuming, is not guaranteed and may result in the delay or loss of sales opportunities. In addition, changes in our products or services, or changes in applicable export or economic sanctions regulations may create delays in the introduction and deployment of our products and services in international markets, or, in some cases, prevent the export of our products or provision of our services to certain countries or end users. Any change in trade protection laws, policies, export, sanctions and other regulatory requirements affecting trade and investments, shift in the enforcement or scope of existing regulations, or change in the countries, governments, persons or technologies targeted by such regulations, could also result in decreased use of our products and services, or in our decreased ability to export our products or provide our services to existing or prospective customers with international operations. Any decreased use of our products and services or limitations on our ability to export our products and provide our services could adversely affect our business, results of operations and financial condition.
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
We are also subject to U.S. and foreign anti-corruption and anti-bribery laws, including the Foreign Corrupt Practices Act, as amended, the UK Bribery Act 2010, and other anti-corruption laws and regulations in the countries in which we conduct activities. Anti-corruption laws are interpreted broadly and generally prohibit corrupt payments by our employees and third parties acting on our behalf from directly or indirectly authorizing, offering, or providing, improper payments or things of value to recipients in the public or private sector, and also require that we maintain accurate books and records and adequate internal controls. While we have implemented a global compliance program designed to reduce the risk of bribery and corruption-related violations, our employees or third parties acting on our behalf may fail to comply with our policies, resulting in violations of applicable anti-corruption laws and regulations. Such violations could result in significant fines and penalties, criminal liability for us, our individual officers or employees, prohibitions on our ability to conduct business, and potential reputational damage
Our reliance on SaaS technologies from third parties may adversely affect our business, results of operations and financial condition.
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

Significant judgments and estimates are required in determining our provision for income taxes and other tax liabilities. Our tax expense may be impacted, for example, if tax laws change or are clarified to our detriment or if tax authorities successfully challenge the tax positions that we take, such as, for example, positions relating to the arms‑length pricing standards for our intercompany transactions and our indirect tax positions. In determining the adequacy of our provision for income taxes, we assess the likelihood of adverse outcomes that could result if our tax positions were challenged by the Internal Revenue Service (“IRS”), and other tax authorities. Should the IRS or other tax authorities assess additional taxes as a result of examinations, we may be required to record charges to operations that could adversely affect our results of operations and financial condition.
We conduct operations in many tax jurisdictions throughout the United States and internationally. In many of these jurisdictions, non‑income‑based taxes, such as sales, VAT, GST, and telecommunications taxes, are assessed on our operations or our sales to customers. We are subject to indirect taxes, and may be subject to certain other taxes, in some of these jurisdictions. We collect certain telecommunications‑based taxes from our customers in certain jurisdictions, and we expect to continue expanding the number of jurisdictions in which we will collect these taxes in the future.
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
Historically, we have not billed or collected taxes in certain jurisdictions and, in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”), we have recorded a provision for our tax exposure in these jurisdictions when it is both probable that a liability has been incurred and the amount of the exposure can be reasonably estimated. We reserved $25.4 million and $17.7 million for domestic jurisdictions and jurisdictions outside of the U.S., respectively, on our December 31, 2021 balance sheet for these tax payments. These estimates include several key assumptions, including, but not limited to, the taxability of our products, the jurisdictions in which we believe we have nexus or a permanent establishment, and the sourcing of revenues to those jurisdictions. In the event these jurisdictions challenge our assumptions and analysis, our actual exposure could differ materially from our current estimates. If the actual payments we make to any jurisdiction exceed the accrual in our balance sheet, our results of operations would be harmed. In addition, some customers may question the incremental tax charges and seek to negotiate lower pricing from us, which could adversely affect our business, results of operations and financial condition.

We are in discussions with certain jurisdictions regarding potential sales and other indirect taxes for prior periods that we may owe. If any of these jurisdictions disagree with management's assumptions and analysis, the assessment of our tax exposure could differ materially from management's current estimates. For example, San Francisco City and County has assessed us for $38.8 million in taxes, including interest and penalties, which exceeded the $11.5 million we had accrued for that assessment. We have paid the full amount, as required by law, and the payment made in excess of the accrued amount is reflected as a deposit on our balance sheet. We believe, however, that this assessment is incorrect and, after failing to reach a settlement, filed a lawsuit on May 27, 2021 contesting the assessment. However, litigation is uncertain and a ruling against us may adversely affect our financial position and results of operation.
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
We are unable to predict what global or U.S. tax reforms may be proposed or enacted in the future or what effects such future changes would have on our business. Any such changes in tax legislation, regulations, policies or practices in the jurisdictions in which we operate could increase the estimated tax liability that we have expensed to date and paid or accrued on our balance sheet; affect our financial position, future results of operations, cash flows, and effective tax rates where we have operations; reduce post-tax returns to our stockholders; and increase the complexity, burden, and cost of tax compliance. We are subject to potential changes in relevant tax, accounting, and other laws, regulations, and interpretations, including changes to tax laws applicable to corporate multinationals. For example, in the United States, Congress and the Biden administration have recently proposed legislation (which has not yet been enacted) to make various tax law changes, including to increase U.S. taxation of international business operations and impose a global minimum tax. While it is too early to predict the outcome of these proposals and they are subject to change, if enacted, they could have a material effect on our income tax liability.
Certain government agencies in jurisdictions where we and our affiliates do business have had an extended focus on issues related to the taxation of multinational companies. In addition, the Organisation for Economic Co‑operation and Development (the “OECD”) is conducting a project focused on base erosion and profit shifting in international structures, which seeks to establish certain international standards for taxing the worldwide income of multinational companies. In addition, the OECD is working on a “BEPS 2.0” initiative, which is aimed at (i) shifting taxing rights to the jurisdiction of the consumer and (ii) ensuring all companies pay a global minimum tax. On October 8, 2021, the OECD announced an agreement by members of the Inclusive Framework delineating an implementation plan, and on December 20, 2021, the OECD released model rules for the domestic implementation of a 15% global minimum tax. Further, several countries have proposed or enacted taxes applicable to digital services, which could apply to our business. As a result of these developments, the tax laws of certain countries in which we and our affiliates do business could change on a prospective or retroactive basis, and any such changes could increase our liabilities for taxes, interest and penalties, and therefore could harm our business, cash flows, results of operations and financial position.
The governments of countries in which we operate and other governmental bodies could make unprecedented assertions about how taxation is determined in their jurisdictions that are contrary to the way in which we have interpreted and historically applied the rules and regulations in our tax returns filed in such jurisdictions. New laws could significantly increase our tax obligations in the countries in which we do business or require us to change the way we operate our business. As a result of the large and expanding scale of our international business activities, many of these changes to the taxation of our activities could increase our worldwide effective tax rate and harm our financial position, results of operations, and cash flows.

If we experience fraudulent activity relating to our products, we could incur substantial costs.
Our products may be subject to fraudulent usage, including but not limited to revenue share fraud, domestic traffic pumping, subscription fraud, premium text message scams and other fraudulent schemes. Although our customers are required to set passwords or personal identification numbers to protect their accounts, third parties have in the past been, and may in the future be, able to access and use their accounts through fraudulent means. Furthermore, spammers attempt to use our products to send targeted and untargeted spam messages. We cannot be certain that our efforts to defeat spamming attacks will be successful in eliminating all spam messages from being sent using our platform. In addition, a cybersecurity breach of our customers’ systems could result in exposure of their authentication credentials, unauthorized access to their accounts or fraudulent calls on their accounts, any of which could adversely affect our business, results of operations and financial condition.
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
As our international operations expand, our exposure to the effects of fluctuations in currency exchange rates grows. For example, global political and economic events, such as the COVID-19 pandemic, trade tariff developments and other geopolitical events have caused global economic uncertainty and variability in foreign currency exchange rates. While we have primarily transacted with customers and business partners in U.S. dollars, we have also conducted business in currencies other than the U.S. dollar. We expect to significantly expand the number of transactions with customers that are denominated in foreign currencies in the future as we continue to expand our business internationally. We also incur expenses for some of our network service provider costs outside of the United States in local currencies and for employee compensation and other operating expenses at our non‑U.S. locations in the respective local currency. Fluctuations in the exchange rates between the U.S. dollar and other currencies could result in an increase to the U.S. dollar equivalent of such expenses.
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

Our ability to use our net operating losses and certain other tax attributes to offset future taxable income and taxes may be subject to certain limitations.
As of December 31, 2021, we had federal, state and foreign net operating loss carryforwards (“NOLs”), of $4.2 billion, $2.7 billion and $268.7 million, respectively. Utilization of these NOL carryforwards depends on our future taxable income, and there is risk that a portion of our existing NOLs could expire unused, and that even if we achieve profitability, the use of our unexpired NOLs would be subject to limitations, which could materially and adversely affect our operating results.
U.S. federal NOLs generated in taxable years beginning before January 1, 2018, may be carried forward only 20 years to offset future taxable income, if any. Under current law, U.S. federal NOLs generated in taxable years beginning after December 31, 2017, can be carried forward indefinitely, but the deductibility of such U.S. federal NOLs in taxable years beginning after December 31, 2020, is limited to 80% of taxable income. It is uncertain if and to what extent various states will conform to federal law.
Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “Code”), and corresponding provisions of state law, a corporation that undergoes an “ownership change” (generally defined as a greater than 50‑percentage‑point cumulative change (by value) in the equity ownership of certain stockholders over a rolling three‑year period) is subject to limitations on its ability to utilize its pre‑change NOLs and other pre-change tax attributes to offset post‑change taxable income and taxes. Our existing NOLs and other tax attributes may be subject to limitations arising from previous ownership changes, and if we undergo an ownership change in the future, our ability to utilize NOLs could be further limited by Section 382 of the Code. Future changes in our stock ownership, some of which may be outside of our control, could result in an ownership change under Section 382 of the Code. In addition, at the state level, there may be periods during which the use of NOL carryforwards is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.
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
For example, Accounting Standards Codification (“ASC”) 842, “Leases” that became effective January 1, 2019, had a material impact on our consolidated financial statements as described in detail in Note 2 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on February 26, 2021. Adoption of these types of accounting standards and any difficulties in implementation of changes in accounting principles, including the ability to modify our accounting systems, could cause us to fail to meet our financial reporting obligations, which result in regulatory discipline and harm investors' confidence in us.
If we fail to maintain an effective system of disclosure controls and internal control over financial reporting, our ability to produce timely and accurate financial statements or comply with applicable regulations could be impaired.
As a public company, we are required to maintain internal control over financial reporting and to report any material weaknesses in such internal control. Section 404 of the Sarbanes‑Oxley Act of 2002 (the “Sarbanes‑Oxley Act”) requires that we evaluate and determine the effectiveness of our internal control over financial reporting and provide a management report on internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis.
Our current controls and any new controls that we develop may become inadequate because of changes in conditions in our business. Further, weaknesses in our disclosure controls and internal control over financial reporting may be discovered in the future. In addition, if we acquire additional businesses, we may not be able to successfully integrate the acquired operations and technologies and maintain internal control over financial reporting, if applicable, in accordance with the requirements of Section 404 of the Sarbanes-Oxley Act. Any failure to develop or maintain effective controls or any difficulties encountered in their implementation or improvement could harm our results of operations or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods. Any failure to implement and maintain effective internal control over financial reporting also could adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we are required to include in our periodic reports that will be filed with the SEC. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, and could have a material and adverse effect on our business, results of operations and financial condition and could cause a decline in the trading price of our Class A common stock. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on the New York Stock Exchange or the Long-Term Stock Exchange.
If our goodwill or intangible assets become impaired, we may be required to record a significant charge to earnings.
We review our intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. As of December 31, 2021, we carried a net $6.3 billion of goodwill and intangible assets. An adverse change in market conditions, particularly if such change has the effect of changing one of our critical assumptions or estimates, could result in a change to the estimation of fair value that could result in an impairment charge to our goodwill or intangible assets. Any such charges may adversely affect our results of operations.
Risks Related to Ownership of Our Class A Common Stock
The trading price of our Class A common stock has been volatile and may continue to be volatile, and you could lose all or part of your investment.
Prior to our initial public offering in June 2016, there was no public market for shares of our Class A common stock. On June 23, 2016, we sold shares of our Class A common stock to the public at $15.00 per share. From June 23, 2016, the date that our Class A common stock started trading on the New York Stock Exchange, through December 31, 2021, the trading price of our Class A common stock has ranged from $22.80 per share to $457.30 per share. The trading price of our Class A common stock may continue to fluctuate significantly in response to numerous factors, many of which are beyond our control, including:
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
•any significant change in our management; and
•general economic conditions, including due to the COVID-19 pandemic, labor shortages, supply chain disruptions, inflation and slow or negative growth of our markets.
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
Our Class B common stock has 10 votes per share, and our Class A common stock has one vote per share. As of December 31, 2021, our directors, executive officers and their respective affiliates, held in the aggregate 21.3% of the voting power of our capital stock. Because of the 10‑to‑one voting ratio between our Class B common stock and Class A common stock, the holders of our Class B common stock collectively will continue to have concentrated control of the combined voting power of our common stock and therefore may be able to control certain matters submitted to our stockholders for approval until the earlier of (i) June 28, 2023, or (ii) the date the holders of two‑thirds of our Class B common stock elect to convert the Class B common stock to Class A common stock. This concentrated control limits or precludes your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders.
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
As of December 31, 2021, we had $1.0 billion of indebtedness outstanding (excluding intercompany indebtedness). Our indebtedness could have important consequences, including:
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

In addition, the indenture governs our 3.625% notes due 2029 (the “2029 Notes”) and our 3.875% notes due 2031 (the “2031 Notes,” and together with the 2029 Notes, the “Notes”) and contains restrictive covenants that limit our ability to engage in activities that may be in our long-term best interest. Our failure to comply with those covenants could result in an event of default which, under the indenture governing the Notes, if not cured or waived, could permit the trustee, or permit the holders of the Notes to cause the trustee, to declare all or part of the Notes to be immediately due and payable or to exercise any remedies provided to the trustee and/or result in the acceleration of substantially all of our indebtedness.
We may not be able to generate sufficient cash to service all of our indebtedness, including the Notes, and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.
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
A breach of the covenants under the indenture governing the Notes could result in an event of default under the applicable indebtedness. Such a default may allow the creditors to accelerate the related indebtedness and may result in the acceleration of any other indebtedness to which a cross-acceleration or cross-default provision applies. In addition, an event of default under a revolving credit facility may permit the lenders thereunder to terminate all commitments to extend further credit under that facility. Furthermore, if we were unable to repay amounts due and payable under a secured credit facility, those lenders could proceed against the collateral granted to them to secure that indebtedness. In the event our note holders accelerate the repayment of our borrowings, we and our guarantors may not have sufficient assets to repay that indebtedness. Additionally, we may not be able to borrow money from other lenders to enable us to refinance our indebtedness.
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
Our results of operations may vary based on the impact of changes in our industry or the global economy on our customers. Our results of operations depend in part on demand for information technology and cloud communications. In addition, our revenue is dependent on the usage of our products, which in turn is influenced by the scale of business that our customers are conducting. To the extent that weak economic conditions, including due to the COVID-19 pandemic, labor shortages, supply chain disruptions and inflation, geopolitical developments, such as existing and potential trade wars, and other events outside of our control such as the COVID-19 pandemic, result in a reduced volume of business for, and communications by, our customers and prospective customers, demand for, and use of, our products may decline. Furthermore, weak economic conditions may make it more difficult to collect on outstanding accounts receivable and increase our expenses. Additionally, we generate a portion of our revenue from small and medium-sized businesses, which may be affected by economic downturns and other adverse macroeconomic conditions to a greater extent than enterprises, and typically have more limited financial resources, including capital borrowing capacity, than enterprises. If our customers reduce their use of our products, or prospective customers delay adoption or elect not to adopt our products, as a result of a weak economy or rising inflation and increased costs, this could adversely affect our business, results of operations and financial condition.
Our business is subject to the risks of pandemics, earthquakes, fire, floods and other natural catastrophic events, and to interruption by man-made problems such as power disruptions, computer viruses, data security breaches or terrorism.
Our business operations are subject to interruption by natural disasters, flooding, fire, power shortages, pandemics such as COVID-19, terrorism, political unrest, cyber-attacks, geopolitical instability, war, the effects of climate change and other events beyond our control. For example, our corporate headquarters are located in the San Francisco Bay Area, a region known for seismic activity. A significant natural disaster, such as an earthquake, fire or flood, occurring at our headquarters, at one of our other facilities or where a business partner is located could adversely affect our business, results of operations and financial condition. Further, if a natural disaster or man-made problem were to affect our service providers, this could adversely affect the ability of our customers to use our products and platform. Natural disasters, pandemics, such as the COVID-19 pandemic, and acts of terrorism could cause disruptions in our or our customers’ businesses, national economies or the world economy as a whole.

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
In addition, computer malware, viruses and computer hacking, fraudulent use attempts and phishing attacks have become more prevalent in our industry, have occurred on our platform in the past and may occur on our platform in the future. Though it is difficult to determine what, if any, harm may directly result from any specific interruption or attack, any failure to maintain performance, reliability, security, integrity and availability of our products and technical infrastructure to the satisfaction of our users may harm our reputation and our ability to retain existing users and attract new users. In addition, global climate change could result in certain types of natural disasters occurring more frequently or with more intense effects. Any such events may result in users being subject to service disruptions or outages, and we may not be able to recover our technical infrastructure in a timely manner to maintain or resume operations, which may adversely affect our financial results.
Climate change may have an impact on our business.
While we seek to mitigate our business risks associated with climate change (such as drought, wildfires, hurricanes, increased storm severity and sea level rise), we recognize that there are inherent climate-related risks wherever business is conducted. Our primary locations may be vulnerable to the adverse effects of climate change. For example, certain of our offices have experienced, and are projected to continue to experience, climate-related events at an increasing frequency, including drought, heat waves, wildfires and resultant air quality impacts and power shutoffs associated with wildfire prevention. Changing market dynamics, global policy developments and the increasing frequency and impact of extreme weather events on critical infrastructure in the U.S. and elsewhere have the potential to disrupt our business, the business of our third-party suppliers and the business of our customers, and may cause us to experience losses and additional costs to maintain or resume operations. In addition, we may be subject to increased regulations, reporting requirements, standards or expectations regarding the environmental impacts of our business.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
We lease all of our facilities and do not own any real property. Our headquarters is located in San Francisco, California, where we have sub-leased several floors, consisting of 259,416 square feet of office space at 101 Spear Street. The sub-lease covers several floors for which the terms commenced on December 1, 2018 and April 1, 2020 and will be expiring at various dates between March 2025 and June 2028. Our existing lease obligations are secured by letters of credit with a cumulative value of $23.7 million as of December 31, 2021.
We also lease approximately 600,000 square feet in various locations in North America, South America, Europe and Asia. This includes our international headquarters in Dublin, Ireland and regional offices used for business operations, sales, support, and product development.
Additional information regarding our lease commitments is available in Note 6 of our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” included elsewhere in this Annual Report on Form 10-K.
We intend to procure additional space in the future as we continue expand geographically and add employees. We believe our facilities are adequate and suitable for our current needs and that, should it be needed, suitable additional or alternative space will be available to accommodate our operations.
Item 3. Legal Proceedings
Refer to Note 13(b) of our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for a description of our current material legal proceedings.

Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Price of Our Class A Common Stock
Our Class A common stock is traded on the New York Stock Exchange and, as of August 2021, the Long-Term Stock Exchange under the symbol “TWLO.” As of January 31, 2022, we had 196 holders of record of our Class A and Class B common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.
Dividend Policy
We have never declared or paid any cash dividends on our capital stock. We intend to retain any future earnings and do not expect to pay any dividends in the foreseeable future.
Stock Performance Graph
This performance graph shall not be deemed "soliciting material" or to be "filed" with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of Twilio Inc. under the Securities Act or the Exchange Act.
We have presented below the cumulative total return to our stockholders between June 23, 2016 (the date our Class A common stock commenced trading on the NYSE) through December 31, 2021, in comparison to the S&P 500 Index and S&P 500 Information Technology Index. All values assume a $100 initial investment and data for the S&P 500 Index and S&P 500 Information Technology Index assume reinvestment of dividends. The comparisons are based on historical data and are not indicative of, nor intended to forecast, the future performance of our Class A common stock.

$1,500
$1,400
$1,300
$1,200
$1,100
$1,000
$900
$800
$700
$600
$500
$400
$300
$200
$100
$0
Jun-16
Jun-16
Sep-16
Dec-16
Mar-17
Jun-17
Sep-17
Dec-17
Mar-18
Jun-18
Sep-18
Dec-18
Mar-19
Jun-19
Sep-19
Dec-19
Mar-20
Jun-20
Sep-20
Dec-20
Mar-21
Jun-21
Sep-21
Dec-21
Twilio Inc
S&P 500 Index
S&P 500 Info Tech Index

Recent Sales of Unregistered Securities and Use of Proceeds from Registered Securities
(a) Sales of Unregistered Securities
In each of the years ended December 31, 2021 and 2020, Twilio.org donated 88,408 shares of our unregistered Class A common stock to an independent donor advised fund to further our philanthropic goals. The shares were “restricted securities” for purposes of Rule 144 under the Securities Act of 1933, as amended (the "Securities Act"), and had an aggregate fair market value on the date of donation of $31.2 million and $19.0 million, respectively.
In 2018, we issued $550.0 million in aggregate principal amount of 0.25% Convertible Senior Notes due 2023 (the “Convertible Notes”). In connection with the offering of the Convertible Notes, we entered into privately-negotiated capped call transactions with certain counterparties (the “capped calls”). The capped calls each had an initial strike price of approximately $70.90 per share, subject to certain adjustments, which corresponds to the initial conversion price of the Convertible Notes. The capped calls had initial cap prices of $105.04 per share, subject to certain adjustments. The capped calls covered, subject to anti-dilution adjustments, approximately 7,757,200 shares of Class A Common Stock. Refer to Note 10 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information about the Convertible Notes and capped calls.
We offered and sold the Convertible Notes to the initial purchasers in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act and for resale by the initial purchasers to qualified institutional buyers pursuant to the exemption from registration provided by Rule 144A under the Securities Act. We relied on these exemptions from registration based in part on representations made by the initial purchasers in the purchase agreement dated May 14, 2018. On May 18, 2021, we issued a notice of redemption for our Convertible Notes and in June 2021, we redeemed all of the remaining outstanding principal amount of the Convertible Notes and settled all related capped call arrangements. These transactions are described in detail in Note 10 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
In connection with our acquisition of Zipwhip in July 2021, we issued an additional 526 shares of unregistered Class A common stock on November 15, 2021, pursuant to a post-closing adjustment. These issuances were exempt from registration under the Securities Act by virtue of Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder.
(b) Use of Proceeds
In February 2021, we closed a follow-on public offering, in which we sold 4,312,500 shares of Class A common stock at a price to the public of $409.60 per share, including shares sold in connection with the exercise of the underwriters' option to purchase additional shares. The offer and sale of all of the shares in the follow-on offering were registered under the Securities Act pursuant to a registration statement on Form S-3 (File No. 333-231794), which was declared effective by the SEC on May 29, 2019. We raised $1.8 billion in net proceeds after deducting offering expenses paid by us. No payments were made by us to directors, officers or persons owning 10 percent or more of our capital stock or to their associates, or to our affiliates, other than payments in the ordinary course of business to officers for salaries. There has been no material change in the planned use of proceeds from our follow-on offering as described in our final prospectus filed with the SEC on February 22, 2021, pursuant to Rule 424(b)(5). We invested the funds received in accordance with our board-approved investment policy, which provides for investments in obligations of the U.S. government, money market instruments, registered money market funds and corporate bonds. The managing underwriters of our follow-on offering were Morgan Stanley & Co. LLC, J.P. Morgan Securities LLC, Academy Securities, Inc., Cabrera Capital Markets LLC, and Siebert Williams Shank & Co., LLC.
In August 2020, we closed a follow-on public offering, in which we sold 5,819,838 shares of Class A common stock at a price to the public of $247.00 per share, including shares sold in connection with the exercise of the underwriters' option to purchase additional shares. The offer and sale of all of the shares in the follow-on offering were registered under the Securities Act pursuant to a registration statement on Form S-3 (File No. 333-231794), which was declared effective by the SEC on May 29, 2019. We raised $1.4 billion in net proceeds after deducting underwriting discounts and commissions and offering expenses paid by us. No payments were made by us to directors, officers or persons owning 10 percent or more of our capital stock or to their associates, or to our affiliates, other than payments in the ordinary course of business to officers for salaries. There has been no material change in the planned use of proceeds from our follow-on offering as described in our final prospectus filed with the SEC on August 7, 2020, pursuant to Rule 424(b)(5). We invested the funds received in accordance with our board-approved investment policy, which provides for investments in obligations of the U.S. government, money market instruments, registered money market funds and corporate bonds. The managing underwriters of our follow-on offering were J.P. Morgan Securities LLC, Morgan Stanley & Co. LLC, Goldman, Sachs & Co. and BofA Securities, Inc.

In June 2019, we closed a follow-on public offering, in which we sold 8,064,515 shares of Class A common stock at a price to the public of $124.00 per share, including shares sold in connection with the exercise of the underwriters' option to purchase additional shares. The offer and sale of all of the shares in the follow-on offering were registered under the Securities Act pursuant to a registration statement on Form S-3 (File No. 333-231794), which was declared effective by the SEC on May 29, 2019. We raised $979.0 million in net proceeds after deducting underwriting discounts and commissions and offering expenses paid by us. No payments were made by us to directors, officers or persons owning 10 percent or more of our capital stock or to their associates, or to our affiliates, other than payments in the ordinary course of business to officers for salaries. There has been no material change in the planned use of proceeds from our follow-on offering as described in our final prospectus filed with the SEC on May 31, 2019, pursuant to Rule 424(b). We invested the funds received in accordance with our board-approved investment policy, which provides for investments in obligations of the U.S. government, money market instruments, registered money market funds and corporate bonds. The managing underwriters of our follow-on offering were Goldman, Sachs & Co. and J.P. Morgan Securities LLC.
(c) Issuer Purchases of Equity Securities
None.
Item 6. [Reserved]

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
Overview
We are the leader in the cloud communications platform category. We enable developers to build, scale and operate real‑time customer engagement within their software applications. We offer a customer engagement platform with software designed to address specific use cases like account security and contact centers, and a set of Application Programming Interfaces (“APIs”) that handles the higher level communication logic needed for nearly every type of customer engagement. The power, flexibility and reliability offered by our software building blocks empower companies of virtually every shape and size to build world-class engagement into their customer experience. For additional detail on the description of our business and products please refer to Part I, Item 1, “Business”, included elsewhere on this Annual Report on Form 10-K.
We have achieved significant growth in recent periods. In the years ended December 31, 2021, 2020 and 2019, our revenue was $2.8 billion, $1.8 billion and $1.1 billion, respectively, and our net loss was $949.9 million, $491.0 million and $307.1 million, respectively. In the years ended December 31, 2021, 2020 and 2019, our 10 largest Active Customer Accounts generated an aggregate of 11%, 14% and 13% of our total revenue, respectively.
Acquisition of Zipwhip, Inc. in 2021
In July 2021, we acquired Zipwhip, Inc. (“Zipwhip”), a leading provider of toll-free messaging in the United States, for a purchase price of $838.8 million. The purchase price was paid in the form of shares of our Class A common stock and cash and included fair value of pre-combination services of Zipwhip employees that was embedded in the unvested equity awards which we assumed on the acquisition closing date. Part of the cash was paid to settle the vested stock options of Zipwhip employees that were outstanding on the acquisition closing date. We assumed all unvested and outstanding stock options and restricted stock units of Zipwhip continuing employees as converted into our own respective equity awards at the conversion ratio provided in the Agreement and Plan of Merger and Reorganization. Vesting of Class A shares of our common stock and assumed equity awards that were subject to service conditions is recorded into our stock-based compensation expense as the services are provided. This acquisition is described in detail in Note 7 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Because the acquisition of Zipwhip occurred during the year ended December 31, 2021, the information presented in this section with respect to the year ended December 31, 2021 includes the contribution of Zipwhip starting from July 14, 2021, the date of acquisition. The information with respect to the periods prior to the date of acquisition relates to Twilio on a standalone basis, not including Zipwhip. As a result, comparisons to prior periods may not be indicative of future results or future rates of growth.
Acquisition of Segment.io, Inc. in 2020
In November 2020, we acquired Segment.io, Inc. (“Segment”), the market-leading customer data platform, for a purchase price of $3.0 billion. The purchase price was paid in the form of shares of our Class A common stock and cash and included fair value of pre-combination services of Segment employees that was embedded in the unvested equity awards which we assumed on the acquisition closing date. Part of the cash was paid to settle the vested equity awards of Segment employees that were outstanding on the acquisition closing date. We assumed all unvested and outstanding equity awards of Segment continuing employees as converted into our own equity awards at the conversion ratio provided in the Agreement and Plan of Reorganization. Vesting of Class A shares of our common stock and assumed equity awards that were subject to service conditions is recorded into our stock-based compensation expense over the period the services are provided. This acquisition is described in detail in Note 7 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
Because the acquisition of Twilio Segment occurred during the year ended December 31, 2020, the information presented in this section with respect to the year ended December 31, 2020 includes the contribution of Twilio Segment starting from November 2, 2020, the date of acquisition. The information with respect to periods prior to the date of acquisition relates to Twilio on a standalone basis, not including Segment. The information with respect to year 2021 includes Segment results for the full year. As a result, comparisons to prior periods or the current full year period may not be indicative of future results or future rates of growth.
Investment in Syniverse Corporation
In February 2021, we entered into a Framework Agreement, as amended, with Syniverse Corporation (“Syniverse”) and Carlyle Partners V Holdings, L.P., (“Framework Agreement”), pursuant to which Syniverse would issue to us shares of Syniverse common stock in consideration for an investment by us of up to $750.0 million, subject to certain terms and conditions. The initial agreements and conditions to closing of this transaction are described in detail in Note 13(a) to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
On February 9, 2022, Syniverse mutually terminated a proposed Agreement and Plan of Merger with M-3 Brigade Acquisition II Corp. (“MBAC”) because the rate of MBAC shareholder redemptions for the proposed transaction would have exceeded the minimum cash condition for closing, which occurred as a result of recent changes in market conditions (“MBAC Transaction Termination”). Because of the MBAC Transaction Termination, Twilio will not purchase any shares of common stock of, or make any investment in, MBAC.
The Framework Agreement, dated as of February 26, 2021, by and between Twilio, Syniverse and Carlyle Partners V Holdings, L.P., remains in full force and effect. The amendment, dated as of August 16, 2021, to the Framework Agreement terminated on February 9, 2022, as a result of the MBAC Transaction Termination. Pursuant to the terms and subject to the closing conditions set forth in the Framework Agreement, the parties thereto are pursuing the alternative transaction, whereby Twilio will make a minority investment of $500.0 million to $750.0 million in Syniverse and the parties (or their applicable subsidiaries) will enter into a wholesale agreement.
Public Equity Offerings
In February 2021, August 2020 and June 2019, we completed public equity offerings in which we sold 4,312,500 shares, 5,819,838 shares and 8,064,515 shares, respectively, of our Class A common stock at public offering prices of $409.60 per share, $247.00 per share and $124.00 per share, respectively. We received aggregate proceeds of $1.8 billion, $1.4 billion and $979.0 million, respectively, after deducting underwriting discounts and offering expenses paid by us.
Issuance of 2029 and 2031 Senior Notes
In March 2021, we issued and sold $1.0 billion aggregate principal amount of senior notes, consisting of $500.0 million principal amount of 3.625% notes due 2029 (the “2029 Notes”) and $500.0 million principal amount of 3.875% notes due 2031 (the “2031 Notes,” and together with the 2029 Notes, the “Notes”). The net proceeds from the offering of these Notes were approximately $984.7 million, after deducting underwriting discounts and issuance costs paid by us. These Notes are described in detail in Note 10 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
Redemption of Convertible Senior Notes and Capped Call Transactions
During 2021 we issued a notice of redemption for our convertible senior notes due 2023 (the “Convertible Notes”) and on June 2, 2021, we redeemed all of the remaining outstanding principal amount of the notes. During 2021 and through the date of the redemption, we converted $343.7 million aggregate principal amount of the Convertible Notes by issuing 4,846,965 shares of our Class A common stock. The extinguishment of these notes resulted in a $29.0 million loss that is included in other (expenses) income, net, in our consolidated statement of operations included elsewhere in this Annual Report on Form 10-K.

Concurrently with the principal redemption, we settled the related capped call arrangements that were entered into contemporaneously with the Convertible Notes offering in May 2018. The capped call arrangements were settled for gross cash consideration of $229.8 million that we received and recorded as additional paid-in-capital, net of $1.4 million of transaction costs and a $3.2 million realized gain. These transactions are described in detail in Note 10 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
COVID-19 UPDATE
The rapid spread of the COVID-19 globally has disrupted, and may continue to disrupt, our day-to-day operations and the operations of our customers, partners and service providers for an indefinite period of time, including as a result of changing public health recommendations, travel restrictions and limitations, the duration, spread and severity and potential recurrence of the virus and its variants, as well as the efficacy of vaccines and vaccine distribution and the timing and trajectory of the economic recovery, all of which could negatively impact our business and results of operations and financial condition. Since mid-March 2020, we have taken precautionary measures to protect our employees and contingent workers and to help minimize the spread of the virus by temporarily closing our worldwide offices and minimizing business travel. We have continued to monitor the progress of vaccination efforts around the world. In the second half of 2021, as COVID-19 related restrictions have eased in some geographies, we commenced a phased reopening for certain offices.

The broader implications of COVID-19 on our results of operations and overall financial performance remain uncertain. The COVID-19 pandemic and its adverse effects on economic and market conditions, including labor shortages, supply chain disruptions and inflation, have been prevalent in the locations where we, our customers, our suppliers or our third-party business partners conduct business. These adverse conditions may continue for an extended period and there may be additional impacts to the economy and our business as a result of COVID-19. This could result in decreased business spending by our customers and prospective customers and business partners and third-party business partners, reduced demand for our solutions, lower renewal rates by our customers, longer or delayed sales cycles, including customers and prospective customers delaying contract signing or contract renewals, or reducing budgets or minimum commitments related to the product and services that we offer, all of which could have an adverse impact on our business operations and financial condition. See the risk factor titled “The global COVID-19 pandemic may adversely impact our business, results of operations and financial condition” in Part I, Item 1A, “Risk Factors” of this Annual Report on Form 10-K for further discussion of the possible impact of the COVID-19 pandemic on our business, financial condition and results of operations.

Key Business Metrics

	Year Ended December 31,
	2021	2020	2019
Number of Active Customer Accounts (as of end date of period) (1)	256,000	221,000	179,000
Total Revenue (in thousands) (1)	$2,841,839	$1,761,776	$1,134,468
Total Revenue Growth Rate (1)	61%	55%	75%
Dollar-Based Net Expansion Rate (2)	131%	137%	135%
____________________
(1) Includes the contributions from our Zipwhip business, acquired July 14, 2021; Twilio Segment business, acquired November 2, 2020; Twilio SendGrid business, acquired February 1, 2019; and other smaller acquisitions from the dates of their respective acquisitions except for the Number of Active Customer Accounts, which excludes customer accounts from our Zipwhip business.

(2) As previously announced in our Annual Report on Form 10-K filed with the SEC on March 2, 2020, commencing with the three-month period ended March 31, 2020, we calculate our Dollar-Based Net Expansion Rate by comparing total revenue from a cohort of Active Customer Accounts in a period to the same period in the prior year (the “New DBNE Definition”). To facilitate comparison between the periods presented, Dollar-Based Net Expansion Rate as presented in the table above has been calculated as if the New DBNE Definition had been in effect during that period. As a result of the New DBNE Definition, unless specifically identified as being calculated using total revenue, any Dollar-Based Net Expansion Rates disclosed by us in our SEC filings, press releases and presentations prior to the date of our press release for the three months ended March 31, 2020, will not be directly comparable to our Dollar-Based Net Expansion Rates going forward. Unless an acquisition closes on the first day of a quarter, revenue from an acquisition will not impact this calculation until the quarter following the one year anniversary of the acquisition.

Number of Active Customer Accounts. We believe that the number of Active Customer Accounts is an important indicator of the growth of our business, the market acceptance of our platform and future revenue trends. We define an “Active Customer Account” at the end of any period as an individual account, as identified by a unique account identifier, for which we have recognized at least $5 of revenue in the last month of the period. We believe that use of our platform by customers at or above the $5 per month threshold is a stronger indicator of potential future engagement than trial usage of our platform or usage at levels below $5 per month. In the years ended December 31, 2021, 2020 and 2019, revenue from Active Customer Accounts represented over 99% of total revenue in each period. A single organization may constitute multiple unique Active Customer Accounts if it has multiple account identifiers, each of which is treated as a separate Active Customer Account.
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
For historical periods through December 31, 2019, our Dollar-Based Net Expansion Rate compared the revenue from Active Customer Accounts, other than large Active Customer Accounts that have never entered into 12-month minimum revenue commitment contracts with us, in a quarter to the same quarter in the prior year. For reporting periods starting with the three months ended March 31, 2020, our Dollar-Based Net Expansion Rate compares the revenue from all Active Customer Accounts in a quarter to the same quarter in the prior year. To calculate the Dollar-Based Net Expansion Rate, we first identify the cohort of Active Customer Accounts that were Active Customer Accounts in the same quarter of the prior year. The Dollar-Based Net Expansion Rate is the quotient obtained by dividing the revenue generated from that cohort in a quarter, by the revenue generated from that same cohort in the corresponding quarter in the prior year. When we calculate Dollar-Based Net Expansion Rate for periods longer than one quarter, we use the average of the applicable quarterly Dollar-Based Net Expansion Rates for each of the quarters in such period. Revenue from acquisitions does not impact the Dollar-Based Net Expansion Rate calculation until the quarter following the one-year anniversary of the applicable acquisition, unless the acquisition closing date is the first day of a quarter. As a result of the change in calculation of Dollar-Based Net Expansion Rate, unless specifically identified as being calculated based on total revenue, any Dollar-Based Net Expansion Rates disclosed by us in our SEC filings, press releases and presentations prior to the date of our press release for the three months ended March 31, 2020, will not be directly comparable to our Dollar-Based Net Expansion Rates going forward.

Net Loss Carryforwards
At December 31, 2021, we had federal, state and foreign net operating loss carryforwards of approximately $4.2 billion, $2.7 billion and $268.7 million, respectively, and federal and state tax credits of approximately $132.9 million and $84.9 million, respectively. If not utilized, the federal and state loss carryforwards will expire at various dates beginning in 2029 and 2025, respectively, and the federal tax credits will expire at various dates beginning in 2029. The state tax credits can be carried forward indefinitely. At present, we believe that it is more likely than not that the federal and state net operating loss and credit carryforwards will not be realized. Accordingly, a full valuation allowance has been established for these tax attributes, as well as the rest of the federal and state deferred tax assets.
Key Components of Statements of Operations
Revenue. We derive our revenue primarily from usage‑based fees earned from customers using the software products within our Channel APIs. These usage‑based software products include offerings, such as Programmable Messaging, Programmable Voice and Programmable Video, among others. Some examples of the usage‑based fees that we charge include the number of text messages sent or received using our Programmable Messaging products, minutes of call duration activity for our Programmable Voice products and the number of authentications for our Verify product. In the years ended December 31, 2021, 2020 and 2019, we generated 72%, 76% and 75% of our revenue, respectively, from usage‑based fees. We also earn monthly flat fees from certain fee‑based products, such as our Email API, Marketing Campaigns, Twilio Flex, our cloud contact center platform, and Twilio Segment, our customer data platform.
When customers first begin using our platform, they typically pay upfront via credit card in monthly prepaid amounts and draw down their balances as they purchase or use our products. Our larger customers often enter into contracts for at least 12 months, that contain minimum revenue commitments, which may contain more favorable pricing. Customers on such contracts typically are invoiced monthly in arrears for products used.
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
Our gross margin has been and will continue to be affected by a number of factors, including the timing and extent of our investments in our operations; our product mix; our ability to manage our network service provider and cloud infrastructure‑related fees, including A2P SMS fees; the mix of U.S. revenue compared to international revenue; changes in foreign exchange rates; the timing of amortization of capitalized software development costs and acquired intangibles; and the extent to which we periodically choose to pass on our cost savings from platform optimization efforts to our customers in the form of lower usage prices.
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
We focus our sales and marketing efforts on generating awareness of our company, platform and products, creating sales leads and establishing and promoting our brand, both domestically and internationally. We plan to continue investing in sales and marketing by increasing our sales and marketing headcount, supplementing our self‑service model with an enterprise sales approach, expanding our sales channels, driving our go‑to‑market strategies, building our brand awareness and sponsoring additional marketing events.
General and Administrative. General and administrative expenses consist primarily of personnel costs for our accounting, finance, legal, human resources and administrative support personnel. General and administrative expenses also include costs related to business acquisitions, legal and other professional services fees, certain taxes, depreciation and amortization, charitable contributions and an allocation of our general overhead expenses. We expect that we will incur costs associated with supporting the growth of our business and to meet the increased compliance requirements associated with our international expansion. We may also incur higher than usual losses related to deterioration of quality of certain financial assets caused by the macroeconomic conditions and uncertainly in the COVID-19 environment.
Our general and administrative expenses include a certain amount of prior non-income-based taxes in certain domestic and international jurisdictions that we are subject to based on the manner we sell and deliver our products. Additional details are provided in Note 13(d) to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
Provision for Income Taxes. Our income tax provision or benefit consists primarily of income taxes, withholding taxes in foreign jurisdictions in which the Company conducts business and the tax benefit related to the release of valuation allowance from acquisitions. The primary difference between our effective tax rate and the federal statutory rate relates to the full valuation allowance the Company established on the federal, state and certain foreign net operating losses and credits.
Non-GAAP Financial Measures:
We use the following non‑GAAP financial information, collectively, to evaluate our ongoing operations and for internal planning and forecasting purposes. We believe that non‑GAAP financial information, when taken collectively, may be helpful to investors because it provides consistency and comparability with past financial performance, facilitates period‑to‑period comparisons of results of operations and assists in comparisons with other companies, many of which use similar non‑GAAP financial information to supplement their GAAP results. Non‑GAAP financial information is presented for supplemental informational purposes only, should not be considered a substitute for financial information presented in accordance with generally accepted accounting principles, and may be different from similarly‑titled non‑GAAP measures used by other companies. Whenever we use a non‑GAAP financial measure, a reconciliation is provided to the most closely applicable financial measure stated in accordance with generally accepted accounting principles. Investors are encouraged to review the related GAAP financial measures and the reconciliation of these non‑GAAP financial measures to their most directly comparable GAAP financial measures.

Non‑GAAP Gross Profit and Non‑GAAP Gross Margin. For the periods presented, we define non‑GAAP gross profit and non‑GAAP gross margin as GAAP gross profit and GAAP gross margin, respectively, adjusted to exclude, as applicable, certain expenses as presented in the table below:

	Year Ended December 31,
	2021	2020	2019
Reconciliation:	(In thousands)
Gross profit	$1,390,713	$915,661	$608,917
Gross margin	49%	52%	54%
Non-GAAP adjustments:
Stock-based compensation	14,074	8,857	7,123
Amortization of acquired intangibles	114,896	59,501	45,267
Payroll taxes related to stock-based compensation	—	—	104
Non-GAAP gross profit	$1,519,683	$984,019	$661,411
Non-GAAP gross margin	53%	56%	58%
Non‑GAAP Operating Expenses. For the periods presented, we define non‑GAAP operating expenses (including categories of operating expenses) as GAAP operating expenses (and categories of operating expenses) adjusted to exclude, as applicable, certain expenses as presented in the table below:

	Year Ended December 31,
	2021	2020	2019
Reconciliation:	(In thousands)
Operating expenses	$2,306,297	$1,408,562	$978,702
Non-GAAP adjustments:
Stock-based compensation	(618,211)	(353,054)	(257,195)
Amortization of acquired intangibles	(83,888)	(38,993)	(27,540)
Acquisition-related expenses	(7,449)	(21,765)	(15,713)
Charitable contributions	(31,169)	(18,993)	—
Payroll taxes related to stock-based compensation	(48,417)	(27,389)	(15,084)
Non-GAAP operating expenses	$1,517,163	$948,368	$663,170

Non‑GAAP Income (Loss) from Operations and Non‑GAAP Operating Margin. For the periods presented, we define non‑GAAP income (loss) from operations and non‑GAAP operating margin as GAAP loss from operations and GAAP operating margin, respectively, adjusted to exclude, as applicable, certain expenses as presented in the table below:

	Year Ended December 31,
	2021	2020	2019
Reconciliation:	(In thousands)
Loss from operations	$(915,584)	$(492,901)	$(369,785)
Operating margin	(32)%	(28)%	(33)%
Non-GAAP adjustments:
Stock-based compensation	632,285	361,911	264,318
Amortization of acquired intangibles	198,784	98,494	72,807
Acquisition-related expenses	7,449	21,765	15,713
Charitable contributions	31,169	18,993	—
Payroll taxes related to stock-based compensation	48,417	27,389	15,188
Non-GAAP income (loss) from operations	$2,520	$35,651	$(1,759)
Non-GAAP operating margin	—%	2%	—%

Results of Operations
The following tables set forth our results of operations for the periods presented and as a percentage of our total revenue for those periods. We have included Zipwhip in our results of operations prospectively after July 14, 2021, Twilio Segment after November 2, 2020; Twilio SendGrid after February 1, 2019, and all other acquisitions from the respective closing dates of each such acquisition. The period-to-period comparison of our historical results are not necessarily indicative of the results that may be expected in the future.
Our results of operations may be significantly affected by many factors, such as uncertainty regarding the impacts of the COVID-19 pandemic, fluctuations in foreign exchange rates, changes in global economic conditions and customer demand and spending, inflation, labor market constraints, world events and existing and new domestic and foreign laws and regulations, as well as those factors outlined in Part I, Item 1A, “Risk Factors.”
Our revenue is primarily derived from usage-based fees we charge for certain of our products, which can lead to variability and at times create significant differences between forecasts and actual results. In addition, our product mix and mix of international and domestic customers may significantly impact our gross margin. Because usage trends by geographic region and by customer are inherently difficult to estimate, our actual results could differ materially from our estimates.

	Year Ended December 31,
	2021	2020	2019
Consolidated Statements of Operations Data:	(In thousands, except share and per share amounts)
Revenue	$2,841,839	$1,761,776	$1,134,468
Cost of revenue (1) (2)	1,451,126	846,115	525,551
Gross profit	1,390,713	915,661	608,917
Operating expenses:
Research and development (1) (2)	789,219	530,548	391,355
Sales and marketing (1) (2)	1,044,618	567,407	369,079
General and administrative (1) (2)	472,460	310,607	218,268
Total operating expenses	2,306,297	1,408,562	978,702
Loss from operations	(915,584)	(492,901)	(369,785)
Other (expenses) income, net	(45,345)	(11,525)	7,569
Loss before benefit for income taxes	(960,929)	(504,426)	(362,216)
Benefit for income taxes	11,029	13,447	55,153
Net loss attributable to common stockholders	$(949,900)	$(490,979)	$(307,063)
Net loss per share attributable to common stockholders, basic and diluted	$(5.45)	$(3.35)	$(2.36)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	174,180,465	146,708,663	130,083,046

____________________________________
(1) Includes stock-based compensation expense as follows:

	Year Ended December 31,
	2021	2020	2019
	(In thousands)
Cost of revenue	$14,074	$8,857	$7,123
Research and development	258,672	173,303	126,012
Sales and marketing	213,351	103,450	60,886
General and administrative	146,188	76,301	70,297
Total	$632,285	$361,911	$264,318
____________________________________
(2) Includes amortization of acquired intangibles as follows:

	Year Ended December 31,
	2021	2020	2019
	(In thousands)
Cost of revenue	$114,896	$59,501	$45,267
Research and development	1,260	—	—
Sales and marketing	82,493	38,915	27,540
General and administrative	135	78	—
Total	$198,784	$98,494	$72,807

	Year Ended December 31,
	2021	2020	2019
Consolidated Statements of Operations, as a percentage of revenue: **
Revenue	100%	100%	100%
Cost of revenue	51	48	46
Gross profit	49	52	54
Operating expenses:
Research and development	28	30	34
Sales and marketing	37	32	33
General and administrative	17	18	19
Total operating expenses	81	80	86
Loss from operations	(32)	(28)	(33)
Other (expenses) income, net	(2)	(1)	1
Loss before benefit for income taxes	(34)	(29)	(32)
Benefit for income taxes	*	1	5
Net loss attributable to common stockholders	(33%)	(28%)	(27)%

____________________________________
* Less than 0.5% of revenue.
** Columns may not add up to 100% due to rounding.
Comparison of the Fiscal Years Ended December 31, 2021, 2020 and 2019
Revenue

	Year Ended December 31,
	2021	2020	2019	2020 to 2021 Change		2019 to 2020 Change
	(Dollars in thousands)
Total Revenue	$2,841,839	$1,761,776	$1,134,468	$1,080,063	61%	$627,308	55%
2021 compared to 2020
In 2021, total revenue increased by $1.1 billion, or 61%, compared to the same period last year. This increase was primarily attributable to an increase in the usage of our products, particularly our Programmable Messaging products, Programmable Voice products and Email products, the adoption of additional products by our existing customers, the additional A2P fees imposed by certain carriers and revenue contributions from our acquisitions of Twilio Segment, Zipwhip and other businesses. The change in usage from our existing customers was reflected in our Dollar‑Based Net Expansion Rate of 131% for the year ended December 31, 2021. The increase in usage was also attributable to a 16% increase in the number of Active Customer Accounts, from 221,000 as of December 31, 2020, to over 256,000 as of December 31, 2021.

In 2021, U.S. revenue and international revenue represented $1.9 billion or 66%, and $960.0 million, or 34%, respectively, of total revenue. In 2020, U.S. revenue and international revenue represented $1.3 billion, or 73%, and $479.6 million, or 27%, respectively, of total revenue. The increase in international revenue was attributable to the growth in usage of our products, particularly our Programmable Messaging products and Programmable Voice products, by our existing international Active Customer Accounts; a 14% increase in the number of international Active Customer Accounts driven in part by our focus on expanding our sales to customers outside of the United States; and revenue contribution from our recent acquisitions.
2020 compared to 2019
In 2020, total revenue increased by $627.3 million, or 55%, compared to the same period last year. This increase was primarily attributable to an increase in the usage of our products, particularly our Programmable Messaging products and Programmable Voice products, the adoption of additional products by our existing customers, and revenue contribution from our acquisition of our Twilio Segment business for the period from November 2, 2020, through December 31, 2020. This increase was partially offset by pricing decreases that we have implemented over time in the form of lower usage prices, in an effort to increase the reach and scale of our platform. The changes in usage and prices in 2020 were reflected in our Dollar‑Based Net Expansion Rate of 137%. The increase in usage was also attributable to a 23% increase in the number of Active Customer Accounts, from 179,000 as of December 31, 2019, to over 221,000 as of December 31, 2020, which was also positively impacted by the customer accounts added through the acquisition of our Twilio Segment business.
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
Cost of Revenue and Gross Margin

	Year Ended December 31,
	2021	2020	2019	2020 to 2021 Change		2019 to 2020 Change
	(Dollars in thousands)
Cost of revenue	$1,451,126	$846,115	$525,551	$605,011	72%	$320,564	61%
Gross margin	49%	52%	54%
2021 compared to 2020
In 2021, cost of revenue increased by $605.0 million, or 72%, compared to the same period last year. The increase in cost of revenue was primarily attributable to a $465.5 million increase in network service providers’ costs, which included the additional A2P fees imposed by certain carriers, and a $44.2 million increase in cloud infrastructure fees, all to support the growth in usage of our products. The increase was also due to a $55.4 million increase in the amortization expense of intangible assets that we acquired through business combinations. In addition, the year ended December 31, 2021, included cost of revenue from our recent acquisitions.
In 2021, the gross margin percentage declined compared to the same period last year. This decline was primarily driven by continued strong growth of our international messaging business, the additional A2P fees imposed by certain carriers and an increase in network service provider fees in certain geographies, which we pass to our customers at cost. The decline was also due to an increase in amortization expense related to our acquired intangible assets, These declines were partially offset by the growth of our other application services products, the impact of the acquisition of our Twilio Segment business and certain operational improvements.

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
In 2020, gross margin percentage declined compared to the same period last year. This decline was primarily driven by a re-acceleration in growth of our messaging business, an increase in amortization expense related to acquired intangible assets, the impact of an increasing mix of international product usage and an increase in network service provider fees in certain geographies, which we pass to our customers at cost. These declines were partially offset by the impact of the acquisition of our Twilio Segment business and certain operational improvements.
Operating Expenses

	Year Ended December 31,
	2021	2020	2019	2020 to 2021 Change		2019 to 2020 Change
	(Dollars in thousands)
Research and development	$789,219	$530,548	$391,355	$258,671	49%	$139,193	36%
Sales and marketing	1,044,618	567,407	369,079	477,211	84%	198,328	54%
General and administrative	472,460	310,607	218,268	161,853	52%	92,339	42%
Total operating expenses	$2,306,297	$1,408,562	$978,702	$897,735	64%	$429,860	44%
2021 compared to 2020
In 2021, research and development expenses increased by $258.7 million, or 49%, compared to the same period last year. The increase was primarily attributable to a $225.0 million increase in personnel costs, net of a $15.7 million increase in capitalized software development costs, largely as a result of a 54% average increase in our research and development headcount, as we continued to focus on enhancing our existing products, introducing new products as well as enhancing product management and other technical functions. In addition, the year ended December 31, 2021 included research and development expenses and the impact of growth in headcount from our recent acquisitions.
In 2021, sales and marketing expenses increased by $477.2 million, or 84%, compared to the same period last year. The increase was primarily attributable to a $331.5 million increase in personnel costs, largely as a result of a 74% average increase in sales and marketing headcount, as we continued to expand our sales efforts globally. The increase was also due to a $43.6 million increase related to the amortization of acquired intangible assets and a $31.6 million increase in advertising expenses. In addition, the year ended December 31, 2021 included sales and marketing expenses and the impact of growth in headcount from our recent acquisitions.
In 2021, general and administrative expenses increased by $161.9 million, or 52%, compared to the same period last year. The increase was primarily attributable to a $142.1 million increase in personnel costs, largely as a result of a 75% average increase in general and administrative headcount, to support the growth of our business globally. The increase was also due to a $12.2 million increase in charitable contributions that we made through Twilio.org, $11.2 million increase in professional service fees incurred in the ordinary course of business, offset by a $14.2 million decrease in professional services related to our acquisitions. In addition, the year ended December 31, 2021 included general and administrative expenses and the impact of growth in headcount from our recent acquisitions.
2020 compared to 2019
In 2020, research and development expenses increased by $139.2 million, or 36%, compared to the same period last year. The increase was primarily attributable to a $128.3 million increase in personnel costs, net of a $17.8 million increase in capitalized software development costs, largely as a result of a 63% average increase in our research and development headcount, as we continued to focus on enhancing our existing products, introducing new products as well as enhancing product management and other technical functions. The increase was also due to a $13.3 million increase in our cloud infrastructure fees related to staging and development of our products. In addition, the year ended December 31, 2020 included research and development expenses and headcount from our recent acquisitions.

In 2020, sales and marketing expenses increased by $198.3 million, or 54%, compared to the same period last year. The increase was primarily attributable to a $137.4 million increase in personnel costs, largely as a result of a 88% average increase in sales and marketing headcount, as we continued to expand our sales efforts in the United States and abroad. The increase was also due to a $11.4 million increase related to the amortization of acquired intangible assets and a $20.1 million increase in advertising expenses. In addition, the year ended December 31, 2020, included sales and marketing expenses and headcount from our recent acquisitions.
In 2020, general and administrative expenses increased by $92.3 million, or 42%, compared to the same period last year. The increase was primarily attributable to a $25.4 million increase in personnel costs, largely as a result of a 66% average increase in general and administrative headcount, to support the growth of our business globally. The increase was also due to a $19.0 million increase in charitable contributions due to several donations made by Twilio.org, a $10.7 million increase in our allowance for estimated credit losses partially impacted by the COVID-19 environment and a $5.8 million increase in professional expenses related to our acquisitions of other business. Additionally, certain of our taxes increased by $7.9 million primarily in foreign jurisdictions and our professional services fees increased by $6.6 million. In addition, the year ended December 31, 2021 included general and administrative expenses and headcount from our recent acquisitions.
Liquidity and Capital Resources
Our principal sources of liquidity have been (i) the net proceeds of $979.0 million, $1.4 billion and $1.8 billion, net of underwriting discounts and offering expenses paid by us, from our public equity offerings in June 2019, August 2020 and February 2021, respectively; (ii) the aggregate net proceeds of approximately $537.0 million, after deducting purchaser discounts and debt issuance costs paid by us, from the issuance of our Convertible Notes in May 2018; (iii) the aggregate net proceeds of approximately $984.7 million, after deducting purchaser discounts and debt issuance costs paid by us, from the issuance of our 2029 Notes and 2031 Notes in March 2021; (iv) the net proceeds of $228.4 million, after deducting transaction costs paid by us, from settlement of our capped call arrangements in June 2021; and (v) the payments received from customers using our products.
Our primary uses of cash include operating costs, such as personnel-related costs, network service provider costs, cloud infrastructure costs, facility-related spending, as well as acquisitions and investments. Refer to Note 6, Note 10, Note 13(a) and Note 18 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for detailed discussions of our obligations and commitments related to leases, debt, other purchase obligations and our proposed minority investment in Syniverse Corporation.
We may, from time to time, consider acquisitions of, or investments in, complementary businesses, products, services, capital infrastructure or technologies which might affect our liquidity requirements, cause us to secure additional financing or issue additional equity or debt securities. There can be no assurance that additional credit lines or financing instruments will be available in amounts or on terms acceptable to us, if at all.
We believe that our cash, cash equivalents and marketable securities balances, as well as the cash flows generated by our operations, will be sufficient to satisfy our anticipated cash needs for working capital and capital expenditures for the next 12 months and beyond. However, our belief may prove to be incorrect, and we could utilize our available financial resources sooner than we currently expect. Our future capital requirements and the adequacy of available funds will depend on many factors, including those set forth in Part I, Item 1A, “Risk Factors.” We may be required to seek additional equity or debt financing in order to meet these future capital requirements. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us, or at all. If we are unable to raise additional capital when desired, our business, results of operations and financial condition would be adversely affected. Additionally, cash from operations could also be affected by various risks and uncertainties in connection with the COVID-19 pandemic, including timing and ability to collect payments from our customers and other risks detailed in Part I, Item 1A, “Risk Factors.”

Cash Flows
The following table summarizes our cash flows:

	Year Ended December 31,
	2021	2020	2019
	(In thousands)
Cash (used in) provided by operating activities	$(58,192)	$32,654	$14,048
Cash (used in) investing activities	(2,489,996)	(845,855)	(1,285,792)
Cash provided by financing activities	3,096,325	1,493,311	1,020,145
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(191)	40	—
Net increase (decrease) in cash, cash equivalents and restricted cash	$547,946	$680,150	$(251,599)
Cash Flows from Operating Activities
In 2021, cash used in operating activities consisted primarily of our net loss of $949.9 million adjusted for non-cash items, including $632.3 million of stock-based compensation expense, $17.2 million of tax benefit related to release of valuation allowance in connection with our Zipwhip and prior acquisitions, $258.4 million of depreciation and amortization expense, $5.8 million amortization of the debt discount and issuance costs related to our long-term debt, $48.8 million of non-cash reduction to our operating right-of-use asset, $31.5 million amortization of deferred commissions and $185.1 million of cumulative changes in operating assets and liabilities. With respect to changes in operating assets and liabilities, accounts receivable and prepaid expenses increased $196.0 million primarily due to revenue growth, the timing of cash receipts and pre-payments for cloud infrastructure fees and certain operating expenses. Accounts payable and other current liabilities increased $137.7 million primarily due to increases in transaction volumes. Operating lease liability decreased $49.0 million due to payments made against our operating lease obligations. Other long-term assets increased $121.2 million primarily due to an increase in the sales commissions balances related to the growth of our business.
In 2020, cash provided by operating activities consisted primarily of our net loss of $491.0 million adjusted for non-cash items, including $360.9 million of stock-based compensation expense, $16.5 million of tax benefit related to release of valuation allowance in connection with our acquisitions of other businesses, $149.7 million of depreciation and amortization expense, $23.8 million amortization of the debt discount and issuance costs related to our long-term debt, $38.4 million of non-cash reduction to our operating right-of-use asset, $13.3 million amortization of deferred commissions, a $13.2 million increase in our allowance for credit losses, and $97.4 million of cumulative changes in operating assets and liabilities. With respect to changes in operating assets and liabilities, accounts receivable and prepaid expenses increased $92.9 million primarily due to the timing of cash receipts from certain of our larger customers, pre-payments for cloud infrastructure fees and certain operating expenses. Accounts payable and other current liabilities increased $98.4 million primarily due to increases in transaction volumes. Operating lease liability decreased $33.9 million due to payments made against our operating lease obligations. Other long-term assets increased $81.9 million primarily due to an increase in the sales commissions balances related to the growth of our business.
Cash Flows from Investing Activities
In 2021, cash used in investing activities was $2.5 billion primarily consisting of $1.9 billion of purchases of marketable securities and other investments, net of maturities and sales, $491.5 million of net cash paid to acquire other businesses as described in Note 7 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K, $44.0 million related to capitalized software development costs and $46.0 million related to purchases of long-lived assets.
In 2020, cash used in investing activities was $845.9 million primarily consisting of $453.1 million of purchases of marketable securities and other investments, net of maturities and sales, $333.6 million of net cash paid to acquire other businesses as described in Note 7 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K, $33.3 million related to capitalized software development costs and $25.8 million related to purchases of long-lived assets.

Cash Flows from Financing Activities
In 2021, cash provided by financing activities was $3.1 billion primarily consisting of $1.8 billion in net proceeds from our public equity offering, as described in Note 14 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K; $984.7 million in net proceeds from the issuance of our 2029 Notes and 2031 Notes and $228.4 million in net proceeds from the settlement of the capped call transactions related to our Convertible Notes, which were fully redeemed during 2021, as described in Note 10 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K; and $136.2 million in proceeds from stock options exercised by our employees and shares issued under our employee stock purchase plan.
In 2020, cash provided by financing activities was $1.5 billion primarily consisting of $1.4 billion in net proceeds from our public equity offering, as described in Note 14 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K, and $104.8 million in proceeds from stock options exercised by our employees and shares issued under our employee stock purchase plan.
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
See Note 2 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for a discussion of our accounting policies.
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
Subscription-based fees are derived from certain non-usage-based contracts, such as with the sales of short codes, customer support, and fees charged to access the cloud-based platform of our Twilio Segment business, which acquisition is further described in Note 7 to our consolidated financial statements included elsewhere in this Annual Report of Form 10-K. Non-usage-based contracts revenue is recognized on a ratable basis over the contractual term which is generally from one to three years.

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
Interest Rate Risk
We had cash, cash equivalents and restricted cash of $1.5 billion and marketable securities of $3.9 billion as of December 31, 2021. Cash, cash equivalents and restricted cash consist of bank deposits, money market funds and commercial paper. Marketable securities consist primarily of U.S. treasury securities, non-U.S. government securities and high credit quality corporate debt securities. The cash and cash equivalents and marketable securities are held for working capital purposes. Such interest‑earning instruments carry a degree of interest rate risk. To date, fluctuations in interest income have not been significant. The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. Due to the short‑term nature of our investments, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. A hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our consolidated financial statements.
In May 2018, we issued $550.0 million aggregate principal amount of Convertible Notes, which were fully redeemed as of June 2, 2021.
In March 2021, we issued $1.0 billion aggregate principal amount of our 2029 Notes and 2031 Notes carrying fixed interest rates of 3.625% and 3.875%, respectively.
Currency Exchange Risks
The functional currency of most of our foreign subsidiaries is the U.S. dollar. The local currencies of our foreign subsidiaries are the Australian dollar, the Bermuda dollar, the Brazilian real, the British pound, the Canadian dollar, the Colombian peso, the Czech Republic koruna, the Euro, the Hong Kong dollar, the Indian rupee, the Japanese yen, the Mexican Peso, the Polish Zloty, the Serbian Dinar, the Singapore dollar and the Swedish krona.
Our subsidiaries remeasure monetary assets and liabilities at period-end exchange rates, while non-monetary items are remeasured at historical rates. Revenue and expense accounts are remeasured at the average exchange rate in effect during the month in which a transaction occurs. If there is a change in foreign currency exchange rates, the conversion of our foreign subsidiaries’ financial statements into U.S. dollars would result in a realized gain or loss which is recorded in our consolidated statements of operations.

We enter into foreign currency derivative hedging transactions to mitigate our exposure to market risks that may result from changes in foreign currency exchange rates. For further information, see Note 2(x) and Note 5 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
A hypothetical 10% change in foreign exchange rates during any of the periods presented would not have had a material impact on our consolidated financial statements.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Twilio Inc.:
Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of Twilio Inc. and subsidiaries (the "Company") as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively, the "consolidated financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
The Company acquired Zipwhip, Inc. during fiscal 2021, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021, Zipwhip, Inc.’s internal control over financial reporting associated with total assets of $51.9 million and total revenues of $55.4 million included in the consolidated financial statements of the Company as of and for the year ended December 31, 2021. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of Zipwhip, Inc.
Basis for Opinions
The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Evaluation of the sufficiency of audit evidence over revenue recognition
As discussed in Note 2(e) to the consolidated financial statements, the Company's revenue is derived from usage and non-usage based fees earned from customers accessing the Company's enterprise cloud computing services. As of December 31, 2021, the Company recorded $2.8 billion in revenues, a portion of which related to Programmable Messaging and Programmable Voice APIs. The Company’s revenue recognition process is highly automated and revenue is recorded within the Company’s general ledger through reliance on customized and proprietary information technology (IT) systems.
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

Valuation of the acquisition date intangible assets related to a business combination
As discussed in Note 7 to the consolidated financial statements, on July 14, 2021, the Company acquired Zipwhip, Inc. (Zipwhip) by issuing shares of its Class A common stock worth approximately $419.2 million and paying approximately $418.1 million of cash. As part of the acquisition, the Company acquired $244.5 million of intangible assets, including customer relationships.
We identified the assessment of the valuation of the acquisition date customer relationship intangible asset acquired as a critical audit matter. There was a high degree of subjective auditor judgment in assessing the discount rate and forecasted revenue growth rates used to derive the fair value of the customer relationship acquired intangible asset. In addition, this fair value was challenging to test due to the sensitivity of the fair value determination to changes in these assumptions.
The following are the primary procedures we performed to address the critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s process to value acquired intangible assets, including the Company’s controls over the discount rate and forecasted revenue growth rate. We compared prior period forecasted revenue to prior period actual revenue to evaluate the Company’s ability to forecast. We evaluated the Company’s forecasted revenue growth rates used to value the customer relationship intangible asset by (1) comparing the growth forecast assumptions to historical growth rates of peer companies, and (2) comparing forecasted growth rates to historical growth rates. We involved a valuation professional with specialized skills and knowledge, who assisted in testing by:
•evaluating the discount rate used by the Company to value the customer relationship intangible asset by assessing the relevant inputs used by the Company in their calculation of their discount rate
•recalculating the estimate of the fair value of the customer relationship intangible asset acquired using the Company’s cash flow forecast and discount rate independently corroborated by our valuation specialists and comparing the result to the Company’s fair value estimate.

/s/ KPMG LLP
We have served as the Company’s auditor since 2013.
Santa Clara, California
February 22, 2022

TWILIO INC.
Consolidated Balance Sheets

	As of December 31,
	2021	2020
	(In thousands, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$1,479,452	$933,885
Short-term marketable securities	3,878,430	2,105,906
Accounts receivable, net	388,215	251,167
Prepaid expenses and other current assets	186,131	81,377
Total current assets	5,932,228	3,372,335
Property and equipment, net	255,316	183,239
Operating right-of-use assets	234,584	258,610
Intangible assets, net	1,050,012	966,573
Goodwill	5,263,166	4,595,394
Other long-term assets	263,292	111,282
Total assets	$12,998,598	$9,487,433
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$93,333	$60,042
Accrued expenses and other current liabilities	417,503	252,895
Deferred revenue and customer deposits	140,389	87,031
Operating lease liability, current	52,325	48,338
Total current liabilities	703,550	448,306
Operating lease liability, noncurrent	211,253	229,905
Finance lease liability, noncurrent	25,132	17,856
Long-term debt	985,907	302,068
Other long-term liabilities	41,290	36,633
Total liabilities	1,967,132	1,034,768
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $0.001 par value, 100,000,000 shares authorized, none issued	—	—
Class A and Class B common stock, $0.001 par value per share
Authorized shares 1,100,000,000 as of December 31, 2021 and 2020; Issued and outstanding shares 180,468,099 and 164,047,524 as of December 31, 2021 and 2020	180	164
Additional paid-in capital	13,169,118	9,613,246
Accumulated other comprehensive (loss) income	(18,141)	9,046
Accumulated deficit	(2,119,691)	(1,169,791)
Total stockholders’ equity	11,031,466	8,452,665
Total liabilities and stockholders’ equity	$12,998,598	$9,487,433
See accompanying notes to consolidated financial statements.

TWILIO INC.
Consolidated Statements of Operations

	Year Ended December 31,
	2021	2020	2019
	(In thousands, except share and per share amounts)
Revenue	$2,841,839	$1,761,776	$1,134,468
Cost of revenue	1,451,126	846,115	525,551
Gross profit	1,390,713	915,661	608,917
Operating expenses:
Research and development	789,219	530,548	391,355
Sales and marketing	1,044,618	567,407	369,079
General and administrative	472,460	310,607	218,268
Total operating expenses	2,306,297	1,408,562	978,702
Loss from operations	(915,584)	(492,901)	(369,785)
Other (expenses) income, net	(45,345)	(11,525)	7,569
Loss before benefit for income taxes	(960,929)	(504,426)	(362,216)
Benefit for income taxes	11,029	13,447	55,153
Net loss attributable to common stockholders	$(949,900)	$(490,979)	$(307,063)
Net loss per share attributable to common stockholders, basic and diluted	$(5.45)	$(3.35)	$(2.36)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	174,180,465	146,708,663	130,083,046
See accompanying notes to consolidated financial statements.

TWILIO INC.
Consolidated Statements of Comprehensive Loss

	Year Ended December 31,
	2021	2020	2019
	(In thousands)
Net loss	$(949,900)	$(490,979)	$(307,063)
Other comprehensive (loss) income:
Unrealized (loss) gain on marketable securities	(27,215)	3,674	3,804
Foreign currency translation	(266)	286	—
Net change in market value of effective foreign currency forward exchange contracts	294	—	—
Total other comprehensive (loss) income	(27,187)	3,960	3,804
Comprehensive loss attributable to common stockholders	$(977,087)	$(487,019)	$(303,259)
See accompanying notes to consolidated financial statements.

TWILIO, INC.
Consolidated Statements of Stockholder's Equity

	Common Stock Class A		Common Stock Class B		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
	(In thousands, except share amounts)
Balance as of December 31, 2018	80,769,763	$80	19,310,465	$20	$808,527	$1,282	$(371,674)	$438,235
Net loss	—	—	—	—	—	—	(307,063)	(307,063)
Exercises of stock options	1,466,813	1	2,154,053	2	37,760	—	—	37,763
Recapitalization of a subsidiary	—	—	—	—	75	—	(75)	—
Vesting of restricted stock units	2,775,788	2	117,331	1	—	—	—	3
Value of equity awards withheld for tax liability	(23,543)	—	(22,095)	—	(5,412)	—	—	(5,412)
Conversion of shares of Class B common stock into shares of Class A common stock	10,029,127	9	(10,029,127)	(9)	—	—	—	—
Shares of Class A common stock issued under ESPP	244,628	—	—	—	19,738	—	—	19,738
Shares of Class A common stock issued in connection with a follow-on public offering, net of underwriters' discounts and issuance costs	8,064,515	8	—	—	979,039			979,047
Shares of Class A common stock issued in acquisition	23,555,081	24	—	—	2,658,874	—	—	2,658,898
Value of equity awards assumed in acquisition	—	—	—	—	182,554	—	—	182,554
Unrealized gain on marketable securities	—	—	—	—	—	3,804	—	3,804
Stock-based compensation	—	—	—	—	271,844	—	—	271,844
Balance as of December 31, 2019	126,882,172	$124	11,530,627	$14	$4,952,999	$5,086	$(678,812)	$4,279,411
Net loss	—	—	—	—	—	—	(490,979)	(490,979)
Exercises of stock options	2,263,629	2	1,232,099	1	72,514	—	—	72,517
Vesting of restricted stock units	3,525,401	4	29,007	—	—	—	—	4
Value of equity awards withheld for tax liability	(34,893)	—	(4,692)	—	(8,778)	—	—	(8,778)
Conversion of shares of Class B common stock into shares of Class A common stock	2,235,739	2	(2,235,739)	(2)	—	—	—	—
Equity component from partial settlement of convertible senior notes due 2023	2,902,434	3	—	—	190,757	—	—	190,760
Shares of Class A common stock issued under ESPP	291,800	1	—	—	32,242	—	—	32,243
Shares of Class A common stock donated to charity	88,408	—	—	—	18,993	—	—	18,993
Issuance of shares of Class A common stock in connection with a follow-on public offering, net of underwriters' discounts and issuance costs	5,819,838	6	—	—	1,408,163	—	—	1,408,169
Shares of Class A common stock issued in acquisition	9,263,140	9	—	—	2,532,347	—	—	2,532,356
Value of equity awards assumed in acquisition	—	—	—	—	38,972	—	—	38,972
Shares of Class A common stock issued in acquisition subject to future vesting	258,554	—	—	—	—	—	—	—
Unrealized gain on marketable securities	—	—	—	—	—	3,674	—	3,674
Foreign currency translation	—	—	—	—	—	286	—	286
Stock-based compensation	—	—	—	—	375,037	—	—	375,037
Balance as of December 31, 2020	153,496,222	$151	10,551,302	$13	$9,613,246	$9,046	$(1,169,791)	$8,452,665

TWILIO, INC.
Consolidated Statements of Stockholder's Equity

	Common Stock Class A		Common Stock Class B		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
	(In thousands, except share amounts)
Balance as of December 31, 2020	153,496,222	$151	10,551,302	$13	$9,613,246	$9,046	$(1,169,791)	$8,452,665
Net loss	—	—	—	—	—	—	(949,900)	(949,900)
Exercises of stock options	1,779,320	2	509,499	—	87,693	—	—	87,695
Vesting of restricted stock units	3,515,913	4	—	—	(4)	—	—	—
Value of equity awards withheld for tax liability	(32,002)	—	—	—	(10,388)	—	—	(10,388)
Conversion of shares of Class B common stock into shares of Class A common stock	1,218,696	1	(1,218,696)	(1)	—	—	—	—
Equity component from partial settlement and redemption of convertible senior notes due 2023	4,846,965	5	—	—	335,637	—	—	335,642
Settlement of capped call, net of related costs	—	—	—	—	225,233	—	—	225,233
Shares of Class A common stock issued under ESPP	198,926	—	—	—	48,465	—	—	48,465
Shares of Class A common stock donated to charity	88,408	—	—	—	31,169	—	—	31,169
Issuance of shares of Class A common stock in connection with a follow-on public offering, net of underwriters' discounts and issuance costs	4,312,500	4	—	—	1,765,709	—	—	1,765,713
Shares of Class A common stock issued in acquisition	1,116,816	1	—	—	419,169	—	—	419,170
Value of equity awards assumed in acquisition	—	—	—	—	1,511	—	—	1,511
Shares of Class A common stock subject to future vesting	84,230	—	—	—	—	—	—	—
Unrealized loss on marketable securities	—	—	—	—	—	(27,215)	—	(27,215)
Foreign currency translation	—	—	—	—	—	(266)	—	(266)
Net change in market value of effective foreign currency forward exchange contracts	—	—	—	—	—	294	—	294
Stock-based compensation	—	—	—	—	651,678	—	—	651,678
Balance as of December 31, 2021	170,625,994	$168	9,842,105	$12	$13,169,118	$(18,141)	$(2,119,691)	$11,031,466

See accompanying notes to consolidated financial statements.

TWILIO INC.
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2021	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:	(In thousands)
Net loss	$(949,900)	$(490,979)	$(307,063)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	258,378	149,660	110,430
Non-cash reduction to the right-of-use asset	48,786	38,395	23,193
Net amortization of investment premium and discount	36,158	6,789	(4,501)
Impairment of operating right-of-use assets	8,854	—	—
Amortization of debt discount and issuance costs	5,827	23,759	23,696
Stock-based compensation	632,285	360,936	264,318
Amortization of deferred commissions	31,541	13,322	4,511
Tax benefit related to release of valuation allowance	(17,236)	(16,459)	(55,745)
Value of shares of Class A common stock donated to charity	31,169	18,993	—
Loss on extinguishment of debt	28,965	12,863	—
Other adjustments	12,094	12,762	3,165
Changes in operating assets and liabilities:
Accounts receivable	(117,943)	(81,303)	(51,357)
Prepaid expenses and other current assets	(78,012)	(11,636)	(20,316)
Other long-term assets	(121,225)	(81,908)	(18,021)
Accounts payable	10,191	10,060	17,255
Accrued expenses and other current liabilities	127,554	88,340	46,154
Deferred revenue and customer deposits	45,634	13,824	2,968
Operating lease liabilities	(49,046)	(33,938)	(21,138)
Other long-term liabilities	(2,266)	(826)	(3,501)
Net cash (used in) provided by operating activities	(58,192)	32,654	14,048
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions, net of cash acquired and other related payments	(491,522)	(333,591)	122,749
Purchases of marketable securities and other investments	(3,523,232)	(1,636,590)	(2,038,422)
Proceeds from sales and maturities of marketable securities	1,614,779	1,183,459	697,171
Capitalized software development costs	(43,973)	(33,328)	(21,922)
Purchases of long-lived and intangible assets	(46,048)	(25,805)	(45,368)
Net cash used in investing activities	(2,489,996)	(845,855)	(1,285,792)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from public offerings, net of underwriters' discount and issuance costs	1,765,713	1,408,113	979,123
Proceeds from issuance of senior notes due 2029 and 2031	987,500	—	—
Payment of debt issuance costs	(2,777)	—	—
Principal payments on debt and finance leases	(8,295)	(10,784)	(11,046)
Proceeds from exercises of stock options and shares of Class A common stock issued under ESPP	136,160	104,760	57,480
Proceeds from settlements of capped call, net of settlement costs	228,412	—	—
Value of equity awards withheld for tax liabilities	(10,388)	(8,778)	(5,412)
Net cash provided by financing activities	3,096,325	1,493,311	1,020,145
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(191)	40	—
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	547,946	680,150	(251,599)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—Beginning of year	933,885	253,735	505,334
CASH, CASH EQUIVALENTS AND RESTRICTED CASH —End of year	$1,481,831	$933,885	$253,735
Cash paid for income taxes, net	$6,147	$3,092	$1,368
Cash paid for interest	$20,637	$2,139	$2,290
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Purchases of property and equipment through finance leases	$22,157	$20,108	$5,848
Value of common stock issued and equity awards assumed in acquisition	$420,681	$2,571,328	$2,841,452
Value of common stock issued to settle convertible senior notes due 2023	$1,704,969	$892,640	$—

RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH TO THE CONSOLIDATED BALANCE SHEETS
Cash and cash equivalents	$1,479,452	$933,885	$253,735
Restricted cash in other current assets	1,536	—	—
Restricted cash in other long-term assets	843	—	—
Total cash, cash equivalents and restricted cash	$1,481,831	$933,885	$253,735
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
The Company’s headquarters are located in San Francisco, California, and the Company has subsidiaries across North America, South America, Europe, Asia and Australia.
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
(d)Concentration of Credit Risk
Financial instruments that potentially expose the Company to a concentration of credit risk consist primarily of cash, cash equivalents, restricted cash, marketable securities and accounts receivable. The Company maintains cash, restricted cash, cash equivalents and marketable securities with financial institutions that management believes are financially sound and have minimal credit risk exposure although the balances will exceed insured limits.
The Company sells its services to a wide variety of customers. If the financial condition or results of operations of any significant customer deteriorates substantially, operating results could be adversely affected. To reduce credit risk, management performs credit evaluations of the financial condition of significant customers. The Company does not require collateral from its credit customers and maintains reserves for estimated credit losses on customer accounts when considered necessary. Actual credit losses may differ from the Company’s estimates. During the years ended December 31, 2021, 2020 and 2019, no customer organization accounted for more than 10% of the Company’s total revenue.
As of December 31, 2021 and 2020, no customer organization represented more than 10% of the Company’s gross accounts receivable.

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
•Allocation of the transaction price to the performance obligations in the contract; and,
•Recognition of revenue when, or as, the Company satisfies a performance obligation.
Nature of Products and Services
The Company's revenue is primarily derived from usage-based fees earned from customers accessing the Company's enterprise cloud computing services. Platform access is considered a monthly series comprising of one performance obligation and usage-based fees are recognized as revenue in the period in which the usage occurs. In the years ended December 31, 2021, 2020 and 2019, the revenue from usage-based fees represented 72%, 76% and 75% of total revenue, respectively.
Subscription-based fees are derived from certain non-usage-based contracts, such as those for the sales of short codes, customer support and fees charged to access the cloud-based platform of Segment io, Inc. (“Segment”), which the Company acquired in 2020 as further described in Note 7. Non-usage-based contracts revenue is recognized on a ratable basis over the contractual term which is generally between one to three years. In the years ended December 31, 2021, 2020 and 2019, the revenue from non-usage-based fees represented 28%, 24%, and 25% of total revenue, respectively.
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
Remaining Performance Obligations
Revenue allocated to remaining performance obligations represents unearned revenue and amounts that were and will be invoiced and recognized as revenue in future periods for non-cancelable multi-year subscription arrangements. The Company applies the optional exemption of not disclosing the transaction price allocated to the remaining performance obligations for its usage-based contracts and contracts with original duration of one year or less. Revenue allocated to remaining performance obligations for contracts with durations of more than one year was $154.2 million as of December 31, 2021, of which 62% is expected to be recognized over the next 12 months and 92% is expected to be recognized over the next 24 months.
(f)Deferred Revenue and Customer Deposits
Deferred revenue is recorded when a non-cancellable contractual right to bill exists or when cash payments are received in advance of future usage on non-cancelable contracts. Customer refundable prepayments are recorded as customer deposits. As of December 31, 2021 and 2020, the Company recorded $141.5 million and $87.2 million as its deferred revenue and customer deposits, respectively, that are included in deferred revenue and customer deposits and other long-term liabilities in the accompanying consolidated balance sheets. During the years ended December 31, 2021, 2020 and 2019, the Company recognized $70.1 million, $19.5 million and $18.7 million of revenue, respectively, that was included in the deferred revenue and customer deposits balance as of the end of the previous year.

(g)Deferred Sales Commissions
The Company records an asset for the incremental costs of obtaining a contract with a customer, for example, sales commissions that are earned upon execution of contracts. The Company uses the portfolio of data method to determine the estimated period of benefit of capitalized commissions which is generally determined to be up to five years. Amortization expense related to these capitalized costs related to initial contracts, upsells and renewals, is recognized on a straight line basis over the estimated period of benefit of the capitalized commissions. The Company applies the optional exemption of expensing these costs as incurred with amortization periods of one year or less.
Total net capitalized costs as of December 31, 2021 and 2020, were $193.4 million and $85.6 million, respectively, and are included in prepaid expenses and other current assets and other long‑term assets in the accompanying consolidated balance sheets. Amortization of these assets was $31.5 million, $13.3 million and $4.5 million in the years ended December 31, 2021, 2020 and 2019, respectively, and is included in sales and marketing expense in the accompanying consolidated statements of operations.
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
(k)Advertising Costs
Advertising costs are expensed as incurred and were $78.8 million, $47.2 million and $27.0 million in the years ended December 31, 2021, 2020 and 2019, respectively. Advertising costs are included in sales and marketing expenses in the accompanying consolidated statements of operations.
(l)Stock-Based Compensation
All stock-based compensation to employees, including the purchase rights issued under the Company's 2016 Employee Stock Purchase Plan (the “ESPP”), is measured on the grant date based on the fair value of the awards on the date of grant. These costs are recognized as an expense following straight-line attribution method over the requisite service period. The Company uses the Black-Scholes option pricing model to measure the fair value of its stock options and the purchase rights issued under the ESPP. The fair value of the restricted stock units is determined using the fair value of the Company's Class A common stock on the date of grant and recognized as an expense following straight-line attribution method over the requisite service period. Forfeitures are recorded in the period in which they occur.
Compensation expense for stock options granted to nonemployees is calculated using the Black-Scholes option pricing model and is recognized in expense over the service period.
The Black-Scholes option pricing model requires the use of complex assumptions, which determine the fair value of stock options and the purchase rights issued under ESPP. These assumptions include:
•Fair value of the common stock. The Company uses the market closing price of its Class A common stock, as reported on the New York Stock Exchange, for the fair value.
•Expected term. The expected term represents the period that the stock option or the purchase right is expected to be outstanding. The Company uses the simplified calculation of expected term, which reflects the weighted-average time-to-vest and the contractual life of the stock option or the purchase right;
•Expected volatility. Prior to July 1, 2021, the expected volatility was derived from an average of the historical volatilities of the Class A common stock of the Company and several other entities with characteristics similar to those of the Company, such as the size and operational and economic similarities to the Company's principal business operations. Beginning with the third quarter 2021, the expected volatility was derived from the average of the historical volatilities of the Class A common stock of the Company.
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
(m)Foreign Currency Translation
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

For those entities where the functional currency is a foreign currency, adjustments resulting from translating the financial statements into U.S. dollars are recorded as a component of accumulated other comprehensive (loss) income in stockholders' equity. Monetary assets and liabilities denominated in a foreign currency are translated into U.S. dollars at the exchange rate on the balance sheet date. Revenue and expenses are translated at the weighted average exchange rates during the period. Equity transactions are translated using historical exchange rates. Foreign currency transaction gains and losses are included in other (expenses) income, net in the consolidated statements of operations.
(n)Comprehensive Loss
Comprehensive loss refers to net loss and other revenue, expenses, gains and losses that, under generally accepted accounting principles, are recorded as an element of stockholders' equity but are excluded from the calculation of net loss.
(o)Net Loss Per Share Attributable to Common Stockholders
The Company calculates its basic and diluted net loss per share attributable to common stockholders in conformity with the two-class method required for companies with participating securities. The Company has 100,000,000 shares of preferred stock that was authorized but never issued or outstanding.
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
The Company also has dilutive securities, such as potential or restricted common shares or common stock equivalents, that were excluded from the calculation of diluted net loss per share attributable to common stockholders as their effect is antidilutive. These securities are presented in Note 16 to these consolidated financial statements.
(p)Cash and Cash Equivalents
The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Cash equivalents consist of cash deposited into money market funds and commercial paper. All credit and debit card transactions that process as of the last day of each month and settle within the first few days of the subsequent month are also classified as cash and cash equivalents as of the end of the month in which they were processed.
(q)Accounts Receivable and Allowance for Doubtful Accounts
Accounts receivable are recorded net of the allowance for doubtful accounts. The allowance for doubtful accounts is estimated based on the Company's assessment of its ability to collect on customer accounts receivable. The Company regularly reviews the allowance by considering certain factors such as historical experience, credit quality, age of accounts receivable balances and other known conditions that may affect a customer's ability to pay. In cases where the Company is aware of circumstances that may impair a specific customer's ability to meet their financial obligations, a specific allowance is recorded against amounts due from the customer which reduces the net recognized receivable to the amount the Company reasonably believe will be collected. The Company writes-off accounts receivable against the allowance when a determination is made that the balance is uncollectible and collection of the receivable is no longer being actively pursued. As of December 31, 2021 and 2020, the allowance for doubtful accounts was not significant to the accompanying consolidated balance sheets.
(r)Costs Related to Public Offerings
Costs related to public offerings, which consist of direct incremental legal, printing and accounting fees are deferred until the offering is completed. Upon completion of the offering, these costs are offset against the offering proceeds within the consolidated statements of stockholders' equity.
(s)Property and Equipment
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
(t)Leases
The Company determines if an arrangement is or contains a lease at contract inception. The Company presents the operating leases in long-term assets and current and long-term liabilities. Finance lease assets are included in property and equipment, net, and finance lease liabilities are presented in current and long-term liabilities in the accompanying consolidated balance sheets.
Right-of-use (“ROU”) assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease ROU assets and lease liabilities are measured and recognized at the lease commencement date based on the present value of the remaining lease payments over the lease term. As the Company’s leases do not generally provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The Company’s lease agreements may have lease and non-lease components, which the Company accounts for as a single lease component. When estimating the lease term, the Company includes options to extend or terminate the lease when it is reasonably certain such options will be exercised. Operating lease costs are recognized in operating expenses in the accompanying consolidated statements of operations on a straight-line basis over the lease term and variable payments are recognized in the period they are incurred. The Company’s lease agreements do not contain any residual value guarantees. Leases with an initial term of 12 months or less are not recorded on the balance sheet.
Within the consolidated statements of cash flows, the Company presents the lease payments made on the operating leases as cash flows from operations and principal payments made on the finance leases as part of financing activities.
(u)Intangible Assets
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

The useful lives of the intangible assets are as follows:

Developed technology	3 - 7 years
Customer relationships	2 - 10 years
Supplier relationships	2 - 5 years
Trade names	5 years
Order backlog	1 year
Patents	20 years
Telecommunication licenses	Indefinite
Trademarks	Indefinite
Domain names	Indefinite
(v)Goodwill
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
(w)Derivatives and Hedging
The Company is exposed to a wide variety of risks arising from its business operations and overall economic conditions. These risks include exposure to fluctuations in various foreign currencies against its functional currency and can impact the value of cash receipts and payments. The Company minimizes its exposure to these risks through management of its core business activities, specifically, the amounts, sources and duration of its assets and liabilities, and the use of derivative financial instruments. During 2021, the Company started using foreign currency derivative forward contracts and in the future may also use foreign currency option contacts.
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
Derivative instruments are carried at fair value and recorded as either an asset or a liability until they mature. Gains and losses resulting from changes in fair value of these instruments are accounted for depending on the use of the derivative and whether it is designated and qualifies for hedge accounting. For derivative instruments designated as cash flow hedges, gains or losses are initially recorded in other comprehensive income (“OCI”) in the balance sheet, then reclassified into the statement of operations in the period in which the derivative instruments mature. These realized gains and losses are recorded within the same financial statement line item as the hedged transaction.

The Company’s foreign currency derivative contracts are classified within Level 2 of the fair value hierarchy because the valuation inputs are based on quoted prices and market observable data of similar instruments in active markets, such as currency spot and forward rates.
(x)Impairment of Long-Lived Assets
The Company evaluates its long-lived assets, including property, equipment and intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets held and used is measured by a comparison of the carrying amount of an asset or an asset group to estimated undiscounted future net cash flows expected to be generated by the asset or asset group. If such evaluation indicates that the carrying amount of the asset or the asset group is not recoverable, any impairment loss would be equal to the amount the carrying value exceeds the fair value. There were no impairments during the years ended December 31, 2021, 2020 and 2019.
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
The Company applies fair value accounting for all financial instruments on a recurring basis. The Company's financial instruments, which include cash, restricted cash, cash equivalents, accounts receivable and accounts payable are recorded at their carrying amounts, which approximate their fair values due to their short-term nature. Marketable securities consist of U.S. treasury securities, non-U.S government securities, high credit quality corporate debt securities and commercial paper. All marketable securities are considered to be available-for-sale and recorded at their estimated fair values. Unrealized gains and losses for available-for-sale securities are recorded in other comprehensive loss. In valuing these items, the Company uses inputs and assumptions that market participants would use to determine their fair value, utilizing valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs.
The fair value of the senior notes due 2031 and 2029 (“2029 Notes” and “2031 Notes,” respectively) and the fair value of the convertible senior notes due 2023 (the “Convertible Notes” fully redeemed in 2021) are determined based on their respective closing prices on the last trading day of the reporting period and are classified as Level 2 in the fair value hierarchy.
The carrying value of the strategic investments, which consist of restricted equity securities of a publicly held company and equity securities of privately held companies, is determined under the measurement alternative on a non-recurring basis adjusting for observable changes in fair value. The Company does not have a controlling interest nor can it exercise significant influence over any of these entities.
The Company regularly reviews changes to the rating of its debt securities by rating agencies and monitors the surrounding economic conditions to assess the risk of expected credit losses. As of December 31, 2021, the risk of expected credit losses was not significant.
Impairments are considered to be other than temporary if they are related to deterioration in credit risk or if it is likely that the security will be sold before the recovery of its cost basis. Realized gains and losses and declines in value deemed to be other than temporary are determined based on the specific identification method and are reported in other (expenses) income, net.
(ab)Recently Issued Accounting Guidance, Not yet Adopted
In October 2021, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2021-08, “Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers,” which requires that an entity recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with ASC 606, "Revenue from Contracts with Customers". At the acquisition date, an acquirer should account for the related revenue contracts as if it had originated the contracts. Generally, this should result in an acquirer recognizing and measuring the acquired contact assets and contract liabilities consistent with how they were recognized and measured in the acquiree's financial statements, assuming the acquirer is able to assess and rely on how the acquiree applied ASC 606. ASU 2021-08 is effective for interim and annual periods beginning after December 15, 2022, with early adoption permitted. The Company expects to adopt ASU 2021-08 in the first quarter of 2022 with no material impact on the Company's consolidated financial statements.

3. Fair Value Measurements
Financial Assets
The following tables provide the financial assets measured at fair value on a recurring basis:

	Amortized Cost or Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value Hierarchy as of December 31, 2021			Aggregate Fair Value
				Level 1	Level 2	Level 3
Financial Assets:	(In thousands)
Cash and cash equivalents:
Money market funds	$786,548	$—	$—	$786,548	$—	$—	$786,548
Commercial paper	46,076	—	—	—	46,076	—	46,076
Total included in cash and cash equivalents	832,624	—	—	786,548	46,076	—	832,624
Marketable securities:
U.S. Treasury securities	375,305	6	(2,561)	372,750	—	—	372,750
Non-U.S. government securities	221,641	—	(1,355)	220,286	—	—	220,286
Corporate debt securities and commercial paper	3,300,326	960	(15,892)	31,000	3,254,394	—	3,285,394
Total marketable securities	3,897,272	966	(19,808)	624,036	3,254,394	—	3,878,430
Total financial assets	$4,729,896	$966	$(19,808)	$1,410,584	$3,300,470	$—	$4,711,054

	Amortized Cost or Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value Hierarchy as of December 31, 2020			Aggregate Fair Value
				Level 1	Level 2	Level 3
Financial Assets:	(In thousands)
Cash and cash equivalents:
Money market funds	$656,749	$—	$—	$656,749	$—	$—	$656,749
Commercial paper	2,000	—	—	—	2,000	—	2,000
Total included in cash and cash equivalents	658,749	—	—	656,749	2,000	—	658,749
Marketable securities:
U.S. Treasury securities	223,247	389	(1)	223,635	—	—	223,635
Corporate debt securities and commercial paper	1,874,257	8,149	(135)	50,000	1,832,271	—	1,882,271
Total marketable securities	2,097,504	8,538	(136)	273,635	1,832,271	—	2,105,906
Total financial assets	$2,756,253	$8,538	$(136)	$930,384	$1,834,271	$—	$2,764,655
The Company's primary objective when investing excess cash is preservation of capital, hence the Company's marketable securities primarily consist of U.S. Treasury Securities, non-U.S government securities, high credit quality corporate debt securities and commercial paper. As the Company views its marketable securities as available to support current operations, it has classified all available for sale securities as short-term. As of December 31, 2021 and 2020, for fixed income securities that were in unrealized loss positions, the Company has determined that (i) it does not have the intent to sell any of these investments, and (ii) it is not more likely than not that it will be required to sell any of these investments before recovery of the entire amortized cost basis. In addition, as of December 31, 2021 and 2020, the Company anticipates that it will recover the entire amortized cost basis of such fixed income securities before maturity.
Interest earned on marketable securities was $55.7 million, $32.4 million and $20.8 million in the years ended December 31, 2021, 2020 and 2019, respectively. The interest is recorded as other (expenses) income, net, in the accompanying consolidated statements of operations.
The following table summarizes the contractual maturities of marketable securities:

	As of December 31, 2021		As of December 31, 2020
	Amortized Cost	Aggregate Fair Value	Amortized Cost	Aggregate Fair Value
Financial Assets:	(In thousands)
Less than one year	$1,084,751	$1,085,006	$1,126,091	$1,128,927
One to three years	2,812,521	2,793,424	971,413	976,979
Total	$3,897,272	$3,878,430	$2,097,504	$2,105,906
Strategic Investments
As of December 31, 2021 and 2020, the Company held strategic investments with a carrying value of $68.3 million and $9.3 million, respectively. These securities are recorded as other long-term assets in the accompanying consolidated balance sheets. There were no impairments or other adjustments recorded in the years ended December 31, 2021 and 2020 related to these securities.
Financial Liabilities
The Company’s financial liabilities that are measured at fair value on a recurring basis consist of foreign currency derivative liabilities and are classified as Level 2 financial instruments in the fair value hierarchy. As of December 31, 2021, the aggregate fair value of these instruments and the associated gross unrealized losses were not significant.
The Company’s financial liabilities that are not measured at fair value on a recurring basis consist of its 2029 Notes and 2031 Notes, respectively. The Company’s Convertible Notes were fully redeemed in June 2021 and were no longer outstanding as of December 31, 2021. Refer to Note 10 for further details on these financial liabilities.
As of December 31, 2021 the fair values of the 2029 Notes and 2031 Notes were $510.2 million and $512.8 million, respectively. As of December 31, 2020, the fair value of the Convertible Notes was $1.7 billion.

4. Property and Equipment
Property and equipment consisted of the following:

	As of December 31,
	2021	2020
	(In thousands)
Capitalized internal-use software development costs	$198,589	$142,489
Data center equipment (1)	77,946	43,477
Leasehold improvements	85,297	69,756
Office equipment	58,636	35,346
Furniture and fixtures	15,360	12,312
Software	10,506	9,943
Total property and equipment	446,334	313,323
Less: accumulated depreciation and amortization (1)	(191,018)	(130,084)
Total property and equipment, net	$255,316	$183,239
____________________________________
(1) Data center equipment contains $63.0 million and $40.8 million in assets held under finance leases as of December 31, 2021 and 2020, respectively. Accumulated depreciation and amortization contains $26.8 million and $15.0 million in accumulated amortizations for assets held under finance leases as of December 31, 2021 and 2020, respectively.
Depreciation and amortization expense was $59.6 million, $51.1 million and $37.5 million for the years ended December 31, 2021, 2020 and 2019, respectively.
The Company capitalized $63.1 million, $47.1 million and $29.7 million in internal‑use software development costs in the years ended December 31, 2021, 2020 and 2019, respectively.
5. Derivatives and Hedging
As of December 31, 2021, the Company had outstanding foreign currency forward contracts designated as cash flow hedges with total sell and buy notional values of $276.2 million and $243.1 million, respectively. The notional value represents the amount that will be purchased or sold upon maturity of the forward contract. As of December 31, 2021, these contracts had maturities of less than 12 months.
Gains and losses associated with these foreign currency forward contracts were as follows:

	Consolidated Statement of Operations and Statement of Comprehensive Loss	Year Ended December 31,
		2021
		(In thousands)
Gains recognized in OCI	Net change in market value of effective foreign currency forward exchange contracts	$294
Losses recognized in income due to instruments maturing	Cost of revenue	$7,545
The Company is subject to master netting agreements with certain counterparties of the foreign exchange contracts, under which it is permitted to net settle transactions of the same currency with a single net amount payable by one party to the other. It is the Company’s policy to present the derivatives at gross in its consolidated balance sheet. The Company’s foreign currency forward contracts are not subject to any credit contingent features or collateral requirements. The Company manages its exposure to counterparty risk by entering into contracts with a diversified group of major financial institutions and by actively monitoring its outstanding positions. As of December 31, 2021, the Company did not have any offsetting arrangements.

6. Right-of-Use Assets and Lease Liabilities
The Company has entered into various operating lease agreements for office space and data centers and finance lease agreements for data center and office equipment and furniture.
As of December 31, 2021, the Company had 31 leased properties with remaining lease terms of 0.1 years to 7.8 years, some of which include options to extend the leases for up to 5.0 years.
Operating lease costs recorded in the accompanying consolidated statements of operations were $61.0 million and $49.3 million for the year ended December 31, 2021 and 2020, respectively. Short-term lease, variable lease and finance lease costs were not significant.
Supplemental cash flow and other information related to operating leases was as follows:

	Year Ended December 31,
	2021	2020
Operating cash flows paid for amounts included in operating lease liabilities (in thousands)	$60,085	$46,895
Weighted average remaining lease term (in years)	5.5	6.0
Weighted average discount rate	4.5%	4.8%
Maturities of operating lease liabilities were as follows:

As of December 31, 2021
Year Ended December 31,	(In thousands)
2022	$63,086
2023	57,173
2024	50,742
2025	37,621
2026	34,827
Thereafter	54,760
Total lease payments	298,209
Less: imputed interest	(34,631)
Total operating lease obligations	263,578
Less: current obligations	(52,325)
Long-term operating lease obligations	$211,253
7. Business Combinations
Zipwhip, Inc.
In July 2021, the Company acquired all outstanding shares of Zipwhip, Inc. (“Zipwhip”), a leading provider of toll-free messaging in the United States, for a purchase price, as adjusted, of $838.8 million. The purchase price included $418.1 million of cash, $419.2 million fair value of 1.1 million shares of the Company's Class A common stock and $1.5 million fair value of the pre-combination services of Zipwhip employees reflected in the unvested equity awards assumed by the Company at closing. Additionally, at closing, the Company issued 59,533 shares of its Class A common stock which are subject to vesting over a period of 3 years. Vesting of these shares will be recorded in the stock-based compensation expense as the services are provided..
Part of the cash consideration paid at closing was to settle the vested equity awards of Zipwhip employees. The Company assumed all unvested and outstanding equity awards of Zipwhip continuing employees, as converted into its own equity awards, at the conversion ratio provided in the Agreement and Plan of Merger and Reorganization (the “Zipwhip Merger Agreement”). This transaction also included a $19.1 million of additional cash consideration for certain employees, which will vest as these employees provide services in the post-acquisition period. This amount will be recorded in the operating expenses over a period of 3 years as the services are provided.
The acquisition was accounted for as a business combination and the total purchase price of $838.8 million was allocated to the net tangible and intangible assets and liabilities based on their fair values on the acquisition date with the excess recorded as goodwill. These estimates were derived from information currently available. The determination of the fair values and estimated lives of depreciable tangible and identifiable intangible assets requires significant judgment. As of December 31, 2021, the areas that are not yet finalized include contingencies and income and other taxes.
The fair value of the 1.2 million aggregate number of shares of the Company's Class A common stock issued at closing was determined based on the closing market price of the Company's Class A common stock on the acquisition date. The fair value of the $30.7 million unvested equity awards assumed on the acquisition closing date was determined (a) for options, by using the Black-Scholes option pricing model with the applicable assumptions as of the acquisition date; (b) for restricted stock units, by using the closing market price of the Company's Class A common stock on the acquisition date. These awards will continue to vest as Zipwhip employees continue to provide services in the post-acquisition period. The fair value of these awards will be recorded into the stock-based compensation expense over the respective vesting period of each award.
The purchase price components, as adjusted, are summarized in the following table:

Total
(In thousands)
Fair value of Class A common stock transferred	$419,197
Cash consideration	418,073
Fair value of the pre-combination service through equity awards	1,511
Total purchase price	$838,781
The following table presents the purchase price allocation, as adjusted, recorded in the Company's consolidated balance sheet as of December 31, 2021:

Total
(In thousands)
Cash and cash equivalents	$21,610
Accounts receivable and other current assets	11,481
Property and equipment, net	2,950
Operating right-of-use asset	23,545
Intangible assets (1)	244,500
Other assets	370
Goodwill	600,403
Accounts payable and other liabilities	(20,239)
Deferred revenue	(4,526)
Operating lease liability, noncurrent	(23,169)
Deferred tax liability	(18,144)
Total purchase price	$838,781
____________________________________
(1) Identifiable intangible assets are comprised of the following:

	Total	Estimated life
	(In thousands)	(In years)
Developed technology	$56,800	7
Customer relationships	147,700	10
Supplier relationships	39,600	5
Trade names	400	5
Total intangible assets acquired	$244,500
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
Most of the net tangible assets were valued at their respective carrying amounts as of the acquisition date as the Company believes that these amounts approximate their current fair values, except for operating right-of-use assets. The value of the acquired operating right-of-use assets was reduced to its respective fair value on the acquisition date.
The acquired entity's results of operations were included in the Company's consolidated financial statements from the date of acquisition, July 14, 2021. For the year ended December 31, 2021, Zipwhip contributed net operating revenue of $55.4 million, which is reflected in the accompanying consolidated statement of operations. Due to the integrated nature of the Company's operations, the Company believes that it is not practicable to separately identify earnings of Zipwhip on a stand-alone basis. Pro forma results of operations for this acquisition are not presented as the financial impact to the Company's consolidated financial statements is not significant.
Costs incurred related to the acquisition were not significant.
Other Fiscal 2021 Acquisitions
During 2021, the Company completed other business combinations for an aggregate purchase price of $105.0 million, of which $13.4 million was allocated to developed technology, $23.6 million was allocated to other intangible assets and $63.2 million was allocated to goodwill.

Fiscal 2020 Acquisitions
Segment.io, Inc.
In November 2020, the Company acquired all outstanding shares of Segment, the market-leading customer data platform, by issuing 9.5 million shares of its Class A common stock with a fair value of $2.6 billion and $415.9 million in cash, as adjusted. Of the total shares of Class A common stock issued at closing, 258,554 shares with the fair value of $70.7 million were subject to future vesting and are recorded in the stock-based compensation expense as the services are provided. The total amortization period was over 2.41 years from the date of acquisition. Part of the cash consideration was paid to settle the vested equity awards of Segment employees. The Company assumed all unvested and outstanding equity awards of Segment continuing employees as converted into its own equity awards at the conversion ratio provided in the Agreement and Plan of Reorganization (the "Merger Agreement").
The acquisition added additional products and services to the Company's offerings for its customers. With these additional products, the Company can now offer a customer engagement platform. The acquisition has also added new customers, new employees, technology and intellectual property assets.
The acquisition was accounted for as a business combination and the total purchase price of $3.0 billion, as adjusted, was allocated to the net tangible and intangible assets and liabilities based on their fair values on the acquisition date with the excess recorded as goodwill.
The purchase price, as adjusted, reflected the $2.5 billion fair value of 9.3 million shares of the Company's Class A common stock transferred as consideration for accredited outstanding shares of Segment, the $415.9 million cash consideration for unaccredited shares and vested equity awards and the $39.0 million fair value of the pre-combination services of Segment employees reflected in the unvested equity awards assumed by the Company on the acquisition date. As of December 31, 2021, 150,824 shares of Class A common stock issued at closing with future vesting was held in escrow.
The fair value of the 9.5 million shares of the Company's Class A common stock issued at closing was determined based on its closing price on the acquisition date. The fair value of the assumed unvested equity awards was determined (a) for options, by using a Black-Scholes option pricing model with the applicable assumptions as of the acquisition date, and (b) for restricted stock units, by using the closing market price of the Company's Class A common stock on the acquisition date.
The fair value of unvested employee equity awards assumed on the acquisition date was $245.3 million. These awards continue to vest as the Segment employees provide services in the post-acquisition period. The fair value of these awards is recorded in the stock-based compensation expense over the respective vesting period of each award.
The purchase price components, as adjusted, are summarized in the following table:

Total
(In thousands)
Fair value of Class A common stock transferred	$2,532,329
Cash consideration	415,899
Fair value of the pre-combination service through equity awards	38,972
Total purchase price	$2,987,200
The following table presents the purchase price allocation, as adjusted:

Total
(In thousands)
Cash and cash equivalents	$93,170
Accounts receivable and other current assets	90,635
Property and equipment, net	5,081
Operating right-of-use asset	53,630
Intangible assets (1)	595,000
Other assets	4,869
Goodwill	2,299,016
Accounts payable and other liabilities	(24,263)
Deferred revenue	(50,005)
Operating lease liability	(58,206)
Deferred tax liability	(21,728)
Total purchase price	$2,987,200
____________________________________
(1) Identifiable intangible assets are comprised of the following:

	Total	Estimated life
	(In thousands)	(In years)
Developed technology	$390,000	7
Customer relationships	190,000	6
Order backlog	10,000	1
Trade names	5,000	5
Total intangible assets acquired	$595,000
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

Most of the net tangible assets were valued at their respective carrying amounts as of the acquisition date, as the Company believes that these amounts approximate their current fair values, except for operating right-of-use assets, which were reduced to their respective fair values as of the acquisition date.
The acquired entity's results of operations were included in the Company's consolidated financial statements from the date of acquisition, November 2, 2020. For the year ended December 31, 2021, Segment contributed net operating revenue of $200.9 million, which is reflected in the accompanying consolidated statement of operations. Due to the integrated nature of the Company's operations, the Company believes that it is not practicable to separately identify earnings of Segment on a stand-alone basis.
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

Other Fiscal 2020 Acquisitions
During 2020, the Company completed other business combinations for an aggregate purchase price of $13.0 million. The total purchase price was allocated to the tangible and intangibles assets acquired and liabilities assumed based on their fair values at the time of the acquisition. The Company does not consider these acquisitions to be material, individually or in aggregate, to its consolidated financial statements.

8. Goodwill and Intangible Assets
Goodwill
Goodwill balance as of December 31, 2021 and 2020, was as follows:

Total
(In thousands)
Balance as of December 31, 2019	$2,296,784
Goodwill additions related to 2020 acquisitions	2,303,780
Measurement period adjustments	(5,170)
Balance as of December 31, 2020	$4,595,394
Goodwill additions related to 2021 acquisitions	663,599
Measurement period adjustments	4,173
Balance as of December 31, 2021	$5,263,166
Intangible assets
Intangible assets consisted of the following:

	As of December 31, 2021
	Gross	Accumulated Amortization	Net
Amortizable intangible assets:	(In thousands)
Developed technology	$794,831	$(222,765)	$572,066
Customer relationships	538,264	(128,035)	410,229
Supplier relationships	51,671	(9,491)	42,180
Trade names	30,669	(13,874)	16,795
Order backlog	10,000	(10,000)	—
Patent	4,035	(508)	3,527
Total amortizable intangible assets	1,429,470	(384,673)	1,044,797
Non-amortizable intangible assets:
Telecommunication licenses	4,920	—	4,920
Trademarks and other	295	—	295
Total	$1,434,685	$(384,673)	$1,050,012

	As of December 31, 2020
	Gross	Accumulated Amortization	Net
Amortizable intangible assets:	(In thousands)
Developed technology	$724,599	$(113,282)	$611,317
Customer relationships	379,344	(59,574)	319,770
Supplier relationships	4,356	(3,044)	1,312
Trade names	25,560	(7,921)	17,639
Order backlog	10,000	(1,667)	8,333
Patent	3,360	(373)	2,987
Total amortizable intangible assets	1,147,219	(185,861)	961,358
Non-amortizable intangible assets:
Telecommunication licenses	4,920	—	4,920
Trademarks and other	295	—	295
Total	$1,152,434	$(185,861)	$966,573
Amortization expense was $198.8 million, $98.6 million and $72.9 million for the years ended December 31, 2021, 2020 and 2019, respectively.
Total estimated future amortization expense is as follows:

As of December 31, 2021
Year Ended December 31,	(In thousands)
2022	$204,837
2023	201,527
2024	195,953
2025	192,379
2026	119,045
Thereafter	131,056
Total	$1,044,797

9. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

	As of December 31,
	2021	2020
	(In thousands)
Accrued payroll and related	$78,780	$54,683
Accrued bonus and commission	64,665	25,341
Accrued cost of revenue	118,004	80,620
Sales and other taxes payable	61,975	48,390
ESPP contributions	10,284	6,272
Finance lease liability, current	12,370	9,062
Accrued other expense	71,425	28,527
Total accrued expenses and other current liabilities	$417,503	$252,895

10. Notes Payable
Long-term debt consisted of the following:

	As of December 31,
	2021	2020
	(In thousands)
2029 and 2031 Senior Notes
2029 Senior Notes
Principal	$500,000	$—
Unamortized discount	(5,701)	—
Unamortized issuance costs	(1,286)	—
Net carrying amount	493,013	—
2031 Senior Notes
Principal	500,000	—
Unamortized discount	(5,832)	—
Unamortized issuance costs	(1,274)	—
Net carrying amount	492,894	—
Convertible Senior Notes and Capped Call Transactions
Convertible Senior Notes
Principal	—	343,702
Unamortized discount	—	(38,406)
Unamortized issuance costs	—	(3,228)
Net carrying amount	—	302,068
Total long-term debt	$985,907	$302,068
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
The aggregate net proceeds from offering of the Notes were approximately $984.7 million after deducting underwriting discounts and issuance costs paid by the Company. The issuance costs of $2.8 million are amortized into interest expense using the effective interest method over the term of the Notes.

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

The interest expense recognized during the year ended December 31, 2021 was not significant.
As of December 31, 2021, the Company was in compliance with all of its financial covenants under the Indenture.
Convertible Senior Notes and Capped Call Transactions
In May 2018, the Company issued $550.0 million aggregate principal amount of 0.25% convertible senior notes due 2023 (“Convertible Notes”) in a private placement, including $75.0 million aggregate principal amount of such Convertible Notes pursuant to the exercise in full of the over-allotment options of the initial purchasers. The total net proceeds from this offering, after deducting initial purchaser discounts and debt issuance costs paid by the Company, were approximately $537.0 million. The Convertible Notes had the original maturity date of June 1, 2023, unless earlier repurchased or redeemed by the Company or converted pursuant to their terms.
On May 18, 2021, the Company issued a notice of redemption for its Convertible Notes and in June 2021, redeemed all of the remaining outstanding principal amount of the Convertible Notes. During 2021 and through the date of the redemption, the Company converted $343.7 million aggregate principal amount of the Convertible Notes by issuing 4,846,965 shares of its Class A common stock. Of the $1.7 billion total value of these transactions, $1.4 billion and $335.7 million were allocated to the equity and liability components, respectively, utilizing the effective interest rate to determine the fair value of the liability component. The selected interest rate reflected the Company’s incremental borrowing rate, adjusted for the Company’s credit standing on nonconvertible debt with similar maturity. The extinguishment of these Convertible Notes resulted in a $29.0 million loss that is included in other (expenses) income, net, in the accompanying consolidated statement of operations. No sinking fund was provided for these Convertible Notes.
In the year ended December 31, 2020, the Company converted $206.3 million aggregate principal amount of the Convertible Notes by issuing 2,902,434 shares of its Class A common stock and $2.0 million of cash. Of the $894.6 million total value of these transactions, $701.9 million and $192.7 million were allocated to the equity and liability components, respectively. The extinguishment of these notes resulted in a $12.9 million loss and was included in other (expenses) income, net, in the accompanying consolidated statements of operations. There were no conversions in the year ended December 31, 2019.
Prior to their redemption, the Convertible Notes were convertible at the option of the holders only under the following circumstances:
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
Each $1,000 principal amount of the Convertible Notes was initially convertible into 14.104 shares of the Company’s Class A common stock par value $0.001, which was equivalent to an initial conversion price of approximately $70.90 per share. The conversion rate was subject to adjustment upon the occurrence of certain specified events but would not be adjusted for any accrued and unpaid special interest. In addition, upon the occurrence of a make-whole fundamental change, as defined in the indenture, the Company would, in certain circumstances, increase the conversion rate by a number of additional shares for a holder that elects to convert its Notes in connection with such make-whole fundamental change or during the relevant redemption period. Further, the Convertible Notes could bear special interest under specified circumstances relating to the Company’s failure to comply with its reporting obligations under the indenture relating to the issuance of Convertible Notes (the “indenture”) or if the Convertible Notes were not freely tradeable as required by the indenture. None of the above mentioned events occurred during the period the notes were outstanding and prior to the redemption.

Upon conversion, the Company had an ability to pay or deliver, as the case may be, cash, shares of Class A common stock, or a combination of cash and shares of Class A common stock, at the Company’s election. Throughout the period the Convertible Notes were outstanding the conditional redemption feature was triggered several times and the Company settled the notes presented for conversion primarily in shares of its Class A common stock.
The foregoing description is qualified in its entirety by reference to the text of the indenture and the form of 0.25% convertible senior notes due 2023, which were filed as exhibits to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, and are incorporated herein by reference.
In accounting for the issuance of the Convertible Notes, the Company separated the Convertible Notes into liability and equity components. The carrying amount of the liability component was calculated by measuring the fair value of a similar debt instrument that does not have an associated convertible feature. The carrying amount of the equity component representing the conversion option was $119.4 million and was determined by deducting the fair value of the liability component from the par value of the Notes. The equity component was not remeasured as long as it continued to meet the conditions for equity classification. The excess of the principal amount of the liability component over its carrying amount, or the debt discount, was amortized to interest expense at an annual effective interest rate of 5.7% over the contractual terms of the Convertible Notes.
In accounting for the transaction costs related to the Convertible Notes, the Company allocated the total amount incurred to the liability and equity components of the Convertible Notes based on the proportion of the proceeds allocated to the debt and equity components. Issuance costs attributable to the liability component were approximately $10.2 million, were recorded as an additional debt discount and were amortized to interest expense using the effective interest method over the contractual terms of the Convertible Notes and were written off upon the redemption of the Convertible Notes. Issuance costs attributable to the equity component were netted with the equity component in stockholders’ equity.
The net carrying amount of the equity component of the Convertible Notes was as follows:

	As of December 31,
	2021	2020
	(In thousands)
Proceeds allocated to the conversion options (debt discount)	$—	$74,636
Issuance costs	(2,819)	(2,819)
Net carrying amount	$(2,819)	$71,817
In connection with the offering of the Convertible Notes in May 2018, the Company entered into privately negotiated capped call transactions with certain counterparties (the “capped calls”). The capped calls each had an initial strike price of approximately $70.90 per share, subject to certain adjustments, which corresponded to the initial conversion price of the Notes. The capped calls had initial cap prices of $105.04 per share, subject to certain adjustments. The capped calls covered, subject to anti-dilution adjustments, approximately 7,757,200 shares of Class A common stock. The capped calls were generally intended to reduce or offset the potential dilution to the Class A common stock upon any conversion of the Notes with such reduction or offset, as the case may be, subject to a cap based on the cap price.
Concurrently with the redemption of the Convertible Notes, the Company settled its capped call arrangement. The capped call arrangement was settled in June 2021 for gross cash consideration of $229.8 million received by the Company and recorded in additional paid-in-capital, net of $1.4 million in transaction costs and a $3.2 million realized gain. The gain was primarily driven by the change in the fair value of the Company’s Class A common stock on the transaction settlement date. The gain was recorded in other (expenses) income, net, in the accompanying consolidated statement of operations.

11. Supplemental Balance Sheet Information
A roll‑forward of the Company’s customer credit reserve is as follows:

	Year Ended December 31,
	2021	2020	2019
	(In thousands)
Balance, beginning of period	$16,783	$6,784	$3,015
Additions	55,937	50,817	18,143
Deductions against reserve	(54,143)	(40,818)	(14,374)
Balance, end of period	$18,577	$16,783	$6,784

12. Revenue by Geographic Area
Revenue by geographic area is based on the IP address or the mailing address at the time of registration. The following table sets forth revenue by geographic area:

	Year Ended December 31,
	2021	2020	2019
Revenue by geographic area:	(In thousands)
United States	$1,881,873	$1,282,213	$808,857
International	959,966	479,563	325,611
Total	$2,841,839	$1,761,776	$1,134,468

Percentage of revenue by geographic area:
United States	66%	73%	71%
International	34%	27%	29%
Long-lived assets outside of the United States were not significant.
13. Commitments and Contingencies

(a)Lease and Other Commitments
The Company entered into various non-cancelable operating lease agreements for its facilities. See Note 6 to these consolidated financial statements for additional detail on the Company's operating lease commitments.

Additionally, the Company has contractual commitments with its cloud infrastructure provider, network service providers and other vendors that are noncancellable and expire within one to four years. Future minimum payments under these noncancellable purchase commitments were as follows. Unrecognized tax benefits are not included in these amounts because any amounts expected to be settled in cash are not material:

As of December 31, 2021
Year Ending December 31,	(In thousands)
2022	$213,106
2023	222,852
2024	35,066
2025	561
Total payments	$471,585
In February 2021, the Company entered into a Framework Agreement, as subsequently amended, with Syniverse Corporation (“Syniverse”) and Carlyle Partners V Holdings, L.P. (“Carlyle”) (the “Framework Agreement”), pursuant to which Syniverse would issue to the Company shares of Syniverse common stock in consideration for an investment by the Company of up to $750.0 million. In August 2021, Syniverse entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Blue Steel Merger Sub Inc. (the “Merger Sub”) and M-3 Brigade Acquisition II Corp. (“MBAC”), which would result in Syniverse being a wholly owned subsidiary of MBAC (the “Merger”). Concurrently, the Company and MBAC entered into the Twilio Subscription Agreement (the “Subscription Agreement”), pursuant to which the Company agreed, subject to the terms and conditions set forth therein, to subscribe for and purchase, and MBAC agreed to issue and sell to the Company, immediately prior to the closing of the Merger, shares of Class A common stock and, if applicable, shares of Class C common stock for an aggregate amount up to $750.0 million, depending on redemptions by MBAC’s shareholders. In connection with the closing of the investment, the Company and Syniverse (or their respective subsidiaries) would enter into a wholesale agreement.
See Note 18 for details on developments on this transaction which occurred in the period subsequent to December 31, 2021.
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
The Company believes it has strong arguments against the assessments, but litigation is uncertain and there is no assurance that it will prevail in court. Should the Company lose on one or more of its arguments, it could incur additional losses associated with taxes, interest, and penalties that together, in aggregate, could be material. The Company regularly assesses the likelihood of adverse outcomes resulting from tax disputes such as this and examines all open years to determine the necessity and adequacy of any tax reserves. The Company’s tax reserves are further discussed in Note 13(d) of these consolidated financial statements.

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
As of December 31, 2021 and 2020, no amounts were accrued related to any outstanding indemnification agreements.

(d)Other Taxes
The Company conducts operations in many tax jurisdictions within and outside the United States. In many of these jurisdictions, non-income-based taxes, such as sales, use, telecommunications, and other local taxes are assessed on the Company’s operations. In the last several years the Company has expanded to collect taxes in most jurisdictions where it operates. The Company continues to carry reserves for certain of its prior non-income-based tax exposures in certain jurisdictions when it is both probable that a liability was incurred and the amount of the exposure could be reasonably estimated. These reserves are based on estimates which include several key assumptions including, but not limited to, the taxability of the Company’s services, the jurisdictions in which its management believes it had nexus, and the sourcing of revenues to those jurisdictions
The Company continues to remain in discussions with certain jurisdictions regarding its prior sales and other taxes that it may owe. In the event any of these jurisdictions disagree with management’s assumptions and analysis, the assessment of the Company’s tax exposure could differ materially from management’s current estimates. For example, San Francisco City and County has assessed the Company for $38.8 million in taxes, including interest and penalties, which exceeded the $11.5 million the Company had accrued for the period covered by this assessment. The Company paid the full amount as required by law. The payment made in excess of the accrued amount is reflected as a deposit in the accompanying consolidated balance sheets. The Company believes, however, that this assessment is incorrect and, after failing to reach a settlement, filed a lawsuit on May 27, 2021 contesting the assessment as described above. However, litigation is uncertain and a ruling against the Company, or a dismissal of our complaint, may adversely affect its financial position and results of operations.
As of December 31, 2021, the liabilities recorded for these taxes were $25.4 million for domestic jurisdictions and $17.7 million for jurisdictions outside of the United States. As of December 31, 2020, these liabilities were $25.6 million and $9.6 million, respectively.

14. Stockholders' Equity
Preferred Stock
As of December 31, 2021 and 2020, the Company had authorized 100,000,000 shares of preferred stock, par value $0.001, of which no shares were issued and outstanding.
Common Stock
As of December 31, 2021 and 2020, the Company had authorized 1,000,000,000 shares of Class A common stock and 100,000,000 shares of Class B common stock, each par value $0.001 per share. As of December 31, 2021, 170,625,994 shares of Class A common stock and 9,842,105 shares of Class B common stock were issued and outstanding. As of December 31, 2020, 153,496,222 shares of Class A common stock and 10,551,302 shares of Class B common stock were issued and outstanding.
The Company had reserved shares of common stock for issuance as follows:

	As of December 31,
	2021	2020
Stock options issued and outstanding	3,351,313	5,625,735
Unvested restricted stock units issued and outstanding	6,475,700	7,523,882
Class A common stock reserved for Twilio.org	618,857	707,265
Stock-based awards available for grant under 2016 Plan	24,650,104	18,942,205
Stock-based awards available for grant under ESPP	6,382,830	4,941,281
Class A common stock reserved for the Convertible Notes	—	7,569,731
Total	41,478,804	45,310,099
Public Equity Offerings
In February 2021, August 2020 and June 2019, the Company completed public equity offerings in which it sold 4,312,500 shares, 5,819,838 shares and 8,064,515 shares, respectively, of its Class A common stock at a public offering price of $409.60, $247.00 and $124.00 per share, respectively. The Company received total proceeds of $1.8 billion, $1.4 billion and $979.0 million, respectively, net of underwriting discounts and offering expenses paid by the Company.
15. Stock-Based Compensation
2008 Stock Option Plan
The Company maintained a stock plan, the 2008 Stock Option Plan, as amended and restated (the “2008 Plan”), which allowed the Company to grant incentive (“ISO”), non‑statutory (“NSO”) stock options and restricted stock units (“RSU”) to its employees, directors and consultants to participate in the Company’s future performance through stock‑based awards at the discretion of the board of directors. Under the 2008 Plan, options to purchase the Company’s common stock could not be granted at a price less than fair value in the case of ISOs and NSOs. Fair value was determined by the board of directors, in good faith, with input from valuation consultants. On June 22, 2016, the plan was terminated in connection with the Company’s IPO. Accordingly, no shares are available for future issuance under the 2008 Plan. The 2008 Plan continues to govern outstanding equity awards granted thereunder. The Company’s right of first refusal for outstanding equity awards granted under the 2008 Plan terminated upon completion of the IPO. All remaining outstanding stock options granted under the 2008 Plan are vested and exercisable.

2016 Stock Option Plan
The Company’s 2016 Stock Option and Incentive Plan (the “2016 Plan”) became effective on June 21, 2016. The 2016 Plan provides for the grant of ISOs, NSOs, restricted stock, RSUs, stock appreciation rights, unrestricted stock awards, performance share awards, dividend equivalent rights and cash-based awards to employees, directors and consultants of the Company. A total of 11,500,000 shares of the Company’s Class A common stock were initially reserved for issuance under the 2016 Plan. These available shares automatically increase each January 1, beginning on January 1, 2017, by 5% of the number of shares of the Company’s Class A and Class B common stock outstanding on the immediately preceding December 31, or such lesser number of shares as determined by the Company’s compensation committee. On January 1, 2021 and 2020, the shares available for grant under the 2016 Plan were automatically increased by 8,202,376 shares and 6,920,640 shares, respectively.
Under the 2016 Plan, the stock options are granted at a price per share not less than 100% of the fair market value per share of the underlying common stock on the date of grant.
Segment 2013 Stock Incentive Plan
In connection with its acquisition of Segment, the Company assumed and replaced all stock options and restricted stock units of continuing employees issued under Segment’s 2013 Stock Incentive Plan (“Segment Plan”) that were unvested and outstanding on the acquisition date. The assumed equity awards will continue to be outstanding and will be governed by the provisions of the Segment Plan.
SendGrid 2009, 2012 and 2017 Stock Incentive Plans
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
Zipwhip 2008 Stock Plan and 2018 Equity Incentive Plan
In connection with its acquisition of Zipwhip, the Company assumed and replaced all stock options and restricted stock units of continuing employees issued under Zipwhip Amended and Restated 2008 Stock Plan and 2018 Equity Incentive Plan (“Zipwhip Plans”) that were unvested and outstanding on the acquisition date. The assumed equity awards will continue to be outstanding and will be governed by the provisions of the Zipwhip Plans.
Under all plans, stock options generally expire 10 years from the date of grant and vest over periods determined by the board of directors. The vesting period for stock options and restricted stock units is generally four years from the date of grant. For existing employees and, effective February 2021, for new-hires the stock options and restricted stock units vest in equal monthly and quarterly installments, respectively, over the service period.
2016 Employee Stock Purchase Plan
The Company’s Employee Stock Purchase Plan (“2016 ESPP”), as amended, initially became effective on June 21, 2016. A total of 2,400,000 shares of the Company’s Class A common stock were initially reserved for issuance under the 2016 ESPP. These available shares automatically increase each January 1, beginning on January 1, 2017, by the lesser of 1,800,000 shares of the Company's Class A common stock, 1% of the number of shares of the Company’s Class A and Class B common stock outstanding on the immediately preceding December 31 or such lesser number of shares as determined by the Company’s compensation committee. On January 1, 2021 and 2020, the shares available for grant under the 2016 ESPP were automatically increased by 1,640,475 shares and 1,384,128 shares, respectively.
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

As of December 31, 2021, total unrecognized compensation cost related to the 2016 ESPP was not significant.
Stock-options and restricted stock units activity under the Company's 2008 Plan and 2016 Plan as well as respective Stock Incentive Plans of SendGrid and Segment was as follows:
Stock Options

	Number of options outstanding	Weighted- average exercise price (Per share)	Weighted- average remaining contractual term (In years)	Aggregate intrinsic value (In thousands)
Outstanding options as of December 31, 2020	5,070,735	$51.71	6.85	$1,454,222
Granted	350,208	343.94
Assumed in acquisition	83,539	49.26
Exercised	(1,733,819)	40.44
Forfeited and canceled	(419,350)	131.01
Outstanding options as of December 31, 2021	3,351,313	$78.10	6.09	$646,760
Options vested and exercisable as of December 31, 2021	2,152,819	$37.21	4.92	$490,502

	Year Ended December 31,
	2021	2020	2019
	(In thousands, except per share amounts)
Aggregate intrinsic value of stock options exercised (1)	$508,539	$603,597	$394,998
Total estimated grant date fair value of options vested	$138,851	$107,854	$81,292
Weighted-average grant date fair value per share of options granted	$216.29	$170.70	$58.13
____________________________________
(1) Aggregate intrinsic value represents the difference between the fair value of the Company’s Class A common stock as reported on the New York Stock Exchange and the exercise price of outstanding “in-the-money” options.
As of December 31, 2020, the Company had outstanding 555,000 shares of performance-based stock options with a weighted average exercise price of $31.72 and an aggregate intrinsic value of $170.3 million. All performance conditions had been met. During the year ended December 31, 2021, all of these stock options were exercised. The aggregate intrinsic value of these stock options exercised was $140.2 million. As of December 31, 2021, no performance-based stock options remain outstanding.
As of December 31, 2021, total unrecognized compensation cost related to all unvested stock options was $151.5 million, which will be amortized on a ratable basis over a weighted-average period of 2.2 years.
Restricted Stock Units

	Number of awards outstanding	Weighted- average grant date fair value (Per share)	Aggregate intrinsic value (In thousands)
Unvested RSUs as of December 31, 2020	7,523,882	$131.76	$2,542,858
Granted	3,465,980	328.38
Vested	(3,493,652)	114.70
Forfeited and canceled	(1,020,510)	$188.76
Unvested RSUs as of December 31, 2021	6,475,700	$237.22	$1,705,311
As of December 31, 2021, the Company had outstanding 24,697 restricted stock awards (“RSAs”) that were held in escrow with future vesting conditions. The aggregate intrinsic value of these awards was not significant.
As of December 31, 2021, total unrecognized compensation cost related to unvested RSUs and RSAs was $1.4 billion, which will be amortized over a weighted-average period of 3.1 years.

As of December 31, 2021, the unrecognized compensation cost related to Class A common stock subject to future vesting conditions is $60.1 million, which will be amortized over a term of 2.0 years.
Valuation Assumptions
The fair value of employee stock options was estimated on the date of grant using the following assumptions in the Black-Scholes option pricing model:

Year Ended December 31,
Employee Stock Options:	2021	2020	2019
Fair value of common stock	$268.55 - $409.21	$108.37 - $301.72	$103.70 - $130.70
Expected term (in years)	0.30 - 6.39	0.52 - 6.08	0.33 - 6.08
Expected volatility	42.9% - 61.5%	51.9% - 65.1%	49.0% - 66.5%
Risk-free interest rate	0.1% - 1.4%	0.1% - 1.4%	1.6% - 2.5%
Dividend rate	—%	—%	—%

	Year Ended December 31,
Employee Stock Purchase Plan:	2021	2020	2019
Expected term (in years)	0.50	0.50	0.49 - 0.50
Expected volatility	46.4% - 58.7%	54.4% - 72.1%	43.1% - 50.3%
Risk-free interest rate	—% - 0.1%	0.1% - 0.2%	1.6% - 2.4%
Dividend rate	—%	—%	—%
Stock-Based Compensation Expense
The Company recorded total stock-based compensation expense as follows:

	Year Ended December 31,
	2021	2020	2019
	(In thousands)
Cost of revenue	$14,074	$8,857	$7,123
Research and development	258,672	173,303	126,012
Sales and marketing	213,351	103,450	60,886
General and administrative	146,188	76,301	70,297
Total	$632,285	$361,911	$264,318

16. Net Loss Per Share Attributable to Common Stockholders
The following table sets forth the calculation of basic and diluted net loss per share attributable to common stockholders during the periods presented:

	Year Ended December 31,
	2021	2020	2019
Net loss attributable to common stockholders (in thousands)	$(949,900)	$(490,979)	$(307,063)
Weighted-average shares used to compute net loss per share attributable to common stockholders, basic and diluted	174,180,465	146,708,663	130,083,046
Net loss per share attributable to common stockholders, basic and diluted	$(5.45)	$(3.35)	$(2.36)

The following outstanding shares of common stock equivalents were excluded from the calculation of the diluted net loss per share attributable to common stockholders because their effect would have been anti-dilutive:

	As of December 31,
	2021	2020	2019
Stock options issued and outstanding	3,351,313	5,625,735	7,705,848
Restricted stock units issued and outstanding	6,475,700	7,523,882	8,490,517
Class A common stock reserved for Twilio.org	618,857	707,265	795,673
Class A common stock committed under ESPP	147,947	103,703	207,792
Convertible Notes(1)	—	4,847,578	3,150,647
Class A common stock in escrow	75,506	75,612	—
Class A common stock in escrow and restricted stock awards subject to future vesting	235,054	268,030	—
Total	10,904,377	19,151,805	20,350,477
____________________________________
(1) The Convertible Notes were fully redeemed in 2021 and were no longer outstanding as of December 31, 2021. As of December 31, 2020, the Company expected to settle the principal amount of the notes in shares of its Class A common stock, and as such used the if-converted method to calculate any potential dilutive effect of the debt settlement on diluted net income per share, if applicable. Prior to the fourth quarter 2020, the Company expected to settle the principal amount of these notes in cash and any excess in shares of the Company's Class A common stock. Hence, as of December 31, 2019, the Company used the treasury stock method to calculate any potential dilutive effect of the conversion spread on diluted net income per share, if applicable. The conversion spread has a dilutive impact on diluted net income per share of Class A common stock when the average market price of the Company's Class A common stock for a given period exceeds the conversion price of $70.90 per share for the Convertible Notes. The conversion spread was calculated using the average market price of Class A common stock during the period, consistent with the treasury stock method.
17. Income Taxes
The following table presents domestic and foreign components of loss before income taxes for the periods presented:

	Year Ended December 31,
	2021	2020	2019
	(In thousands)
United States	$(737,360)	$(403,148)	$(328,902)
International	(223,569)	(101,278)	(33,314)
Loss before provision for income taxes	$(960,929)	$(504,426)	$(362,216)
Benefit for income taxes consists of the following:

	Year Ended December 31,
	2021	2020	2019
Current:	(In thousands)
Federal	$122	$—	$—
State	420	272	198
Foreign	8,274	5,215	2,684
Total	8,816	5,487	2,882
Deferred:
Federal	(13,772)	(12,719)	(49,393)
State	(4,083)	(3,563)	(7,474)
Foreign	(1,990)	(2,652)	(1,168)
Total	(19,845)	(18,934)	(58,035)
Income tax benefit	$(11,029)	$(13,447)	$(55,153)

The following table presents a reconciliation of the statutory federal tax rate and the Company's effective tax rate:

	Year Ended December 31,
	2021	2020	2019
Tax benefit at federal statutory rate	21%	21%	21%
State tax, net of federal benefit	8	12	8
Stock-based compensation	16	24	14
Credits	4	3	4
Foreign rate differential	(1)	(4)	(2)
Permanent book vs. tax differences	—	(1)	—
Change in valuation allowance	(46)	(51)	(29)
Other	—	—	(1)
Effective tax rate	2%	4%	15%
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The following table presents the significant components of the Company's deferred tax assets and liabilities:

	As of December 31,
	2021	2020
Deferred tax assets:	(In thousands)
Net operating loss carryforwards	$1,054,585	$656,755
Accrued and prepaid expenses	24,831	15,408
Stock-based compensation	44,261	32,900
Research and development credits	148,282	92,899
Charitable contributions	15,219	8,229
Capped call	—	4,475
Debt issuance cost	—	230
Depreciable property	3,675	—
Intangibles	135,500	135,500
Lease liability	71,651	68,566
Other	14,567	—
Gross deferred tax assets	1,512,571	1,014,962
Valuation allowance	(1,136,827)	(677,782)
Net deferred tax assets	375,744	337,180
Deferred tax liabilities:
Capitalized software	(28,825)	(19,174)
Prepaid expenses	(1,649)	(450)
Acquired intangibles	(251,034)	(231,379)
Property and equipment	—	(85)
Convertible debt	—	(9,495)
Right-of-use asset	(64,277)	(66,243)
Deferred commissions	(47,897)	(21,162)
Other	—	(2,876)
Net deferred tax liability	$(17,938)	$(13,684)

The following table summarizes our tax carryforwards, carryovers, and credits:

	As of December 31, 2021	Expiration Date (If not utilized)
	(In thousands)
Federal net operating loss carryforwards	$320,167	Various dates beginning in 2029
Federal tax credits	$132,920	Various dates beginning in 2029
Federal net operating loss carryforwards	$3,906,263	Indefinite
State net operating loss carryforwards	$2,737,083	Various dates beginning in 2025
State tax credits	$84,858	Indefinite
Foreign net operating loss carryforwards	$268,653	Indefinite
A limitation may apply to the use of the net operating loss and credit carryforwards, under provisions of the Internal Revenue Code of 1986, as amended, and similar state tax provisions that are applicable if the Company experiences an “ownership change.” An ownership change may occur, for example, as a result of issuance of new equity. Should these limitations apply, the carryforwards would be subject to an annual limitation, resulting in a potential reduction in the gross deferred tax assets before considering the valuation allowance.
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
At present, the Company does not believe that it is more likely than not that the federal, state and foreign net deferred tax assets will be realized, and accordingly, a full valuation allowance has been established. The valuation allowance increased by approximately $459.0 million and $421.9 million during the years ended December 31, 2021 and 2020, respectively.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Year Ended December 31,
	2021	2020	2019
	(In thousands)
Unrecognized tax benefit, beginning of year	$191,183	$49,042	$15,635
Gross increases for tax positions of prior years	3,496	4,259	12,939
Gross decrease for tax positions of prior years	(10,693)	(931)	(395)
Gross increases for tax positions of current year	39,394	138,813	20,863
Unrecognized tax benefit, end of year	$223,380	$191,183	$49,042
As of December 31, 2021, the Company had approximately $223.4 million of unrecognized tax benefits. If the $223.4 million is recognized, $6.6 million would affect the effective tax rate. The remaining amount would be offset by the reversal of related deferred tax assets which are subject to a full valuation allowance.
The Company recognizes interest and penalties, if any, related to uncertain tax positions in its income tax provision. As of December 31, 2021 and 2020, such amounts are not significant.
The Company does not anticipate any significant changes within 12 months of December 31, 2021, in its uncertain tax positions that would be material to the consolidated financial statements taken as a whole because nearly all of the unrecognized tax benefit has been offset by a deferred tax asset, which has been reduced by a valuation allowance.

The Company files U.S. federal income tax returns as well as income tax returns in many U.S. states and foreign jurisdictions. As of December 31, 2021, the tax years 2008 through the current period remain open to examination by the major jurisdictions in which the Company is subject to tax. Fiscal years outside the normal statute of limitation remain open to audit by tax authorities due to tax attributes generated in those early years, which have been carried forward and may be audited in subsequent years when utilized. The Company is fully reserved for all open U.S. federal, state and local, or non-U.S. income tax examinations by any tax authorities.
On June 7, 2019, a three-judge panel from the U.S. Court of Appeals for the Ninth Circuit overturned the U.S. Tax Court's decision in Altera Corp. v. Commissioner and upheld the portion of the Treasury regulations under Section 482 of the Internal Revenue Code that requires related parties in a cost-sharing arrangement to share expenses related to share-based compensation. As a result of this decision, the Company's gross unrecognized tax benefits increased to reflect the impact of including share-based compensation in cost-sharing arrangements. On July 22, 2019, Altera filed a petition for a rehearing before the full Ninth Circuit and the request was denied on November 12, 2019. On February 10, 2020, Altera filed a petition to appeal the decision to the Supreme Court and on June 22, 2020 the Supreme Court denied the petition. There is no impact on the Company’s effective tax rate for years ended December 31, 2021 and 2020 due to a full valuation allowance against its deferred tax assets. We will continue to monitor future developments and their potential effects on our consolidated financial statements.
In connection with the Zipwhip acquisition, the Company recorded a net deferred tax liability which provides an additional source of taxable income to support the realization of the pre-existing deferred tax assets and, accordingly, during the year ended December 31, 2021, the Company released a total of $15.9 million of its U.S. valuation allowance. The Company continues to maintain a valuation allowance for its U.S. Federal and State net deferred tax assets.
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
The provision for income taxes recorded in the years ended December 31, 2021 and 2020, consists primarily of income taxes, withholding taxes in foreign jurisdictions in which the Company conducts business and the tax benefit related to the release of valuation allowance from acquisitions. The Company’s U.S. operations have been in a loss position and the Company maintains a full valuation allowance against its U.S. deferred tax assets.

18. Subsequent Events
As described in Note 13(a), the Company was a party to a certain Framework Agreement, as amended, and a Subscription Agreement pursuant to which the Company intended to purchase up to $750.0 million in common stock of MBAC, subject to certain terms and conditions.
In February 2022, Syniverse, MBAC and the Merger Sub mutually terminated the Merger Agreement and the related proposed Merger. The parties agreed to this termination because the rate of MBAC shareholder redemptions for the proposed transaction would have exceeded the minimum cash condition for closing, which occurred as a result of the recent changes in market conditions. Consequently, the Company will not be purchasing any shares of common stock of, or making any investments in, MBAC.
Notwithstanding the above, the Framework Agreement between the Company, Syniverse and Carlyle remains in full force and effect. Pursuant to the terms and subject to the closing conditions set forth in the Framework Agreement, the parties are pursuing the alternative transaction, whereby the Company will make a minority investment of $500.0 million to $750.0 million in Syniverse and the parties (or their applicable subsidiaries) will enter into a wholesale agreement.
The transaction is expected to close in 2022.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
(a)    Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Annual Report on Form 10-K.
Based on this evaluation, our Chief Executive Officer and our Principal Financial Officer concluded that, as of December 31, 2021, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
(b)    Management's Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting is a process designed under the supervision and with the participation of our management, including our Chief Executive Officer and our Principal Financial Officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S generally accepted accounting principles.
Under the supervision and with the participation of our Chief Executive Officer and our Principal Financial Officer and oversight of the board of directors, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2021, based on the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2021.
On July 14, 2021 the Company acquired Zipwhip, Inc. (“Zipwhip”). Management excluded Zipwhip from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021. Zipwhip's total assets excluded from this assessment was $51.9 million, representing 0.4% of the Company’s consolidated total assets as of December 31, 2021, and Zipwhip's total revenue of $55.4 million represented 2% of the Company’s consolidated revenue for the year ended December 31, 2021.
The effectiveness of our internal control over financial reporting as of December 31, 2021 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included in Part II, Item 8, “Financial Statements and Supplementary Data”, of this Annual Report on Form 10-K.

(c)    Changes in Internal Control
On July 14, 2021, the Company acquired Zipwhip. As a result of this acquisition, the Company is reviewing the internal controls of Zipwhip and is making appropriate changes as deemed necessary. Except for the changes in internal controls related to Zipwhip, there were no changes in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15 (d) and 15d-15 (d) of the Exchange Act that occurred during the quarter ended December 31, 2021, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
(d)    Inherent Limitations on Effectiveness of Controls
Our management, including our Chief Executive Officer and our Principal Financial Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost‑effective control system, misstatements due to error or fraud may occur and not be detected.
Item 9B. Other Information
Not applicable.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated by reference to our Proxy Statement relating to our 2022 Annual Meeting of Stockholders. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2021.
Codes of Business Conduct and Ethics
Our board of directors has adopted a Code of Business Conduct and Ethics that applies to all officers, directors and employees, which is available on our website at (investors.twilio.com) under “Governance Documents”. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding amendments to, or waiver from, a provision of our Code of Business Conduct and Ethics and by posting such information on the website address and location specified above.
Item 11. Executive Compensation
The information required by this item is incorporated by reference to our Proxy Statement relating to our 2022 Annual Meeting of Stockholders. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2021.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated by reference to our Proxy Statement relating to our 2022 Annual Meeting of Stockholders. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2021.

Item 13. Certain Relationships and Related Transactions and Director Independence
The information required by this item is incorporated by reference to our Proxy Statement relating to our 2022 Annual Meeting of Stockholders. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2021.
Item 14. Principal Accountant Fees and Services
The information required by this item is incorporated by reference to our Proxy Statement relating to our 2022 Annual Meeting of Stockholders. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2021.
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
EXHIBIT INDEX

Exhibit Number		Incorporated by Reference
	Description	Form	File No.	Exhibit	Filing Date
2.1	Agreement and Plan of Merger and Reorganization, dated as of May 16, 2021, by and among Twilio Inc., a Delaware corporation, Zeus Merger Sub I, Inc., a Delaware corporation, Zeus Merger Sub II, LLC, a Delaware limited liability company, Zipwhip, Inc., a Delaware corporation and Fortis Advisors LLC, a Delaware limited liability company	10-Q	001-37806	2.1	July 30, 2021
2.2	Agreement and Plan of Reorganization, dated October 12, 2020, by and among Twilio Inc., a Delaware corporation, Scorpio Merger Sub, Inc., a Delaware corporation, Segment,io, Inc., a Delaware corporation, and Shareholder Representative Services LLC, a Colorado limited liability company	S-3	333-249889	2.1	November 5, 2020
2.3	Framework Agreement Letter Agreement, dated as of August 16, 2021, by and among Twilio Inc., a Delaware corporation, Carlyle Partners V Holdings, L.P., a Delaware limited partnership, and Syniverse Corporation, a Delaware corporation	8-K	001-37806	2.1	August 17, 2021
3.1	Amended and Restated Certificate of Incorporation of Twilio Inc.	S-1A	333-211634	3.1	June 13, 2016
3.2	Second Amended and Restated Bylaws of Twilio Inc.	10-Q	001-37806	3.1	August 4, 2020
4.1	Form of Class A Common Stock Certificate of Twilio Inc.	S-1	333-211634	4.1	May 26, 2016
4.2	Amended and Restated Investors' Rights Agreement, dated April 24, 2015, between Twilio Inc. and certain of its stockholders	S-1	333-211634	4.2	May 26, 2016
4.3	Indenture, dated as of May 17, 2018, between Twilio Inc. and Wilmington Trust, National Association, as trustee	8-K	001-37806	4.1	May 18, 2018
4.4	Form of 0.25% Convertible Senior Notes due 2023 (included in Exhibit 4.3)	8-K	001-37806	4.2	May 18, 2018
4.5	Indenture, dated as of March 9, 2021 by and between Twilio Inc. and U.S. Bank National Association, as Trustee	8-K	001-37806	4.1	March 9, 2021

4.6	First Supplemental Indenture, dated as of March 9, 2021, between Twilio Inc. and U.S. Bank National Association, as Trustee	8-K	001-37806	4.2	March 9, 2021
4.7	Form of 3.625% Senior Notes due 2029	8-K	001-37806	4.3	March 9, 2021
4.8	Form of 3.875% Senior Notes due 2031	8-K	001-37806	4.4	March 9, 2021
4.9	Description of the Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	10-K	001-37806	4.5	February 26, 2021
10.1*	Form of Indemnification Agreement	10-K	001-37806	10.1	February 26, 2021
10.2*	Twilio Inc. Amended and Restated 2008 Stock Option Plan and forms of Stock Option Agreement and form of Stock Option Grant Notice	10-K	001-37806	10.2	February 26, 2021
10.3*	Twilio Inc. Amended and Restated 2016 Stock Option and Incentive Plan, and forms of Agreements thereunder	10-K	001-37806	10.3	February 26, 2021
10.4*	Twilio Inc. 2019 France Sub-Plan to the 2016 Stock Option and Incentive Plan	10-Q	001-37806	10.2	October 31, 2019
10.5*	Segment.io, Inc. Fifth Amended and Restated 2013 Stock Option and Grant Plan and related form agreements	10-K	001-37806	10.5	February 26, 2021
10.6*	SendGrid, Inc. Amended and Restated 2012 Equity Incentive Plan	10-K	001-37806	10.6	February 26, 2021
10.7*	SendGrid, Inc. Amended and Restated 2017 Equity Incentive Plan	10-K	001-37806	10.7	February 26, 2021
10.8*	Twilio Inc. Amended and Restated 2016 Employee Stock Purchase Plan	10-Q	001-37806	10.1	October 31, 2019
10.9*	Zipwhip, Inc. 2018 Equity Incentive Plan	S-8	333-211634	99.1	August 2, 2021
10.10*	Zipwhip, Inc. Amended and Restated 2008 Stock Plan	S-8	333-211634	99.2	August 2, 2021
10.11	Office Lease, dated January 8, 2016, as amended January 8, 2016, between Twilio Inc. and Bay Area Headquarters Authority	S-1	333-211634	10.6	May 26, 2016
10.12	Sublease, dated as of August 30, 2018, by and between Salesforce.com, Inc. and Twilio Inc.	10-Q	001-37806	10.1	November 8, 2018
10.13	Consent to Sublease Agreement, dated as of September 25, 2018, by and among Hudson Rincon Center, LLC, Salesforce.com Inc. and Twilio Inc.	10-Q	001-37806	10.2	November 8, 2018
10.14*	Offer Letter with Khozema Shipchandler, dated August 20, 2018	8-K	001-37806	10.1	October 25, 2018
10.15*	Offer Letter with Marc Boroditsky, dated October 25, 2021				Filed herewith
10.16*	Offer Letter with Eyal Manor, dated October 13, 2021				Filed herewith
10.17*	Offer Letter with Dana Wagner dated October 7, 2021				Filed herewith
10.18*	Chief Executive Officer Severance Plan dated March 28, 2018 and form of participation letter	10-Q	001-37806	10.1	May 10, 2018
10.19*	Key Executive Severance Plan, dated March 28, 2018 and Form of Participation Letter	10-Q	001-37806	10.2	May 10, 2018
10.20	Form of Capped Call Confirmation	8-K	001-37806	10.1	May 18, 2018
10.21+†	Framework Agreement by and among Twilio Inc., a Delaware corporation, Carlyle Partners V Holdings, L.P., a Delaware limited partnership, and Syniverse Corporation, a Delaware corporation, dated as of February 26, 2021	10-Q	001-37806	10.1	May 6, 2021
21.1	List of Subsidiaries of the Registrant				Filed herewith
23.1	Consent of KPMG, LLP, Independent Registered Public Accounting Firm				Filed herewith
31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				Filed herewith
31.2	Certification of the Chief Operating Officer (Principal Financial Officer) pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				Filed herewith
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

Twilio Inc.
February 22, 2022	/s/ JEFF LAWSON
Jeff Lawson Director and Chief Executive Officer (Principal Executive Officer)

February 22, 2022	/s/ KHOZEMA Z. SHIPCHANDLER
Khozema Z. Shipchandler Chief Operating Officer (Principal Accounting and Financial Officer)

February 22, 2022	/s/ RICHARD L. DALZELL
Richard L. Dalzell Director

February 22, 2022	/s/ BYRON B. DEETER
Byron B. Deeter Director

February 22, 2022	/s/ ELENA A. DONIO
Elena A. Donio Director

February 22, 2022	/s/ DONNA L. DUBINSKY
Donna L. Dubinsky Director

February 22, 2022	/s/ JEFF EPSTEIN
Jeff Epstein Director

February 22, 2022	/s/ JEFFREY R. IMMELT
Jeffrey R. Immelt Director

February 22, 2022	/s/ DEVAL L. PATRICK
Deval L. Patrick Director

February 22, 2022	/s/ ERIKA ROTTENBERG
Erika Rottenberg Director