Form 10-K/A
period 2021-12-31
TWILIO INC
filed 2022-04-22
CIK 1447669

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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
of the Exchange Act). Yes ☐ No ☒
Auditor PCAOB ID Number: 185             Auditor Name: KPMG LLP             Auditor Location: Santa Clara, California
The

aggregate market value of stock held by
non-affiliates
as of June 30, 2021 (the last business day of the registrant’s most recently completed second quarter) was $
51.0
 billion based upon $394.16 per share, the closing price on June 30, 2021 on the New York Stock Exchange. Determination of stock ownership by non-affiliates
was made solely for the purpose of responding to this requirement and the registrant is not bound by this determination for any other purpose.
On March 31, 2022, 171,763,174 shares of the registrant’s Class A common stock and 9,820,605 shares of registrant’s Class B common stock were outstanding.

EXPLANATORY NOTE
On February 22, 2022, Twilio Inc. (“
Twilio
,” the “
Company
,” “
we
,” “
us
” or “
our
”) filed its Annual Report on Form
10-K
for the fiscal year ended December 31, 2021 (the “
Original Form
10-K
”). The Original Form
10-K
omitted Part III, Items 10 (
Directors, Executive Officers and Corporate Governance
), 11 (
Executive Compensation
), 12 (
Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
), 13 (
Certain Relationships and Related Transactions, and Director Independence
) and 14 (
Principal Accountant Fees and Services
) in reliance on General Instruction G(3) to Form
10-K,
which provides that such information may be either incorporated by reference from the registrant’s definitive proxy statement or included in an amendment to Form
10-K,
in either case filed with the Securities and Exchange Commission (the “
SEC
”) not later than 120 days after the end of the fiscal year.
We currently expect that our definitive proxy statement for our 2022 annual meeting of stockholders will be filed later than the 120 th
 day after the end of our last fiscal year. Accordingly, this Amendment No. 1 to Form
10-K
(this “
Amendment
”) is being filed solely to:

•	amend Part III, Items 10, 11, 12, 13 and 14 of the Original Form 10-K to include the information required by such Items;

•	delete the reference on the cover of the Original Form 10-K to the incorporation by reference of portions of our proxy statement into Part III of the Original Form 10-K; and

•
file new certifications of our principal executive officer and principal financial officer as exhibits to this Amendment under Item 15 of Part IV hereof, pursuant to Rule
12b-15
under the Securities Exchange Act of 1934, as amended (the “
Exchange Act
”).

Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation
S-K,
paragraphs 3, 4 and 5 of the certifications have been omitted. We are not including the certifications under Section 906 of the Sarbanes-Oxley Act of 2002 as no financial statements are being filed with this Amendment.
Except as described above, this Amendment does not modify or update disclosure in, or exhibits to, the Original Form
10-K.
Furthermore, this Amendment does not change any previously reported financial results, nor does it reflect events occurring after the date of the Original Form
10-K.
Information not affected by this Amendment remains unchanged and reflects the disclosures made at the time the Original Form
10-K
was filed. Accordingly, this Amendment should be read in conjunction with the Original
Form 10-K
and our other filings with the SEC.

TWILIO INC.
Amendment No.1 to Annual Report on
Form 10-K
For the Fiscal Year Ended December 31, 2021

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
Board of Directors
Background and Qualifications
Our business and affairs are managed under the direction of a highly experienced, qualified and diverse board of directors. Our board of directors consists of nine directors, all of whom, other than Mr. Lawson, qualify as “independent” under the listing standards of The New York Stock Exchange (the “
NYSE Listing Standards
”) and the listing standards of The Long-Term Stock Exchange (the “
LTSE Listing Standards
”). The following table sets forth the names, ages as of March 31, 2022, and certain other information for each of the members of our board of directors. There are no family relationships among any of our directors or executive officers.

	Age	Director Since	Independent	Audit Committee	Compensation and Talent Management Committee	Nominating and Corporate Governance Committee
Jeff Lawson*	44	2008
Elena Donio	52	2016	✓		✓
Donna L. Dubinsky	66	2018	✓	✓
Deval Patrick	65	2021	✓		✓
Richard Dalzell	64	2014	✓			✓
Byron Deeter	47	2010	✓			✓
Jeff Epstein	65	2017	✓	✓
Jeffrey Immelt	66	2019	✓		✓
Erika Rottenberg	59	2016	✓	✓		✓

*	Mr. Lawson also serves as Chairperson of our board of directors.
Jeff Lawson.
    See the section titled “Executive Officers” for Mr. Lawson’s biographical information.
Elena Donio.
    Ms. Donio has served as a member of our board of directors since February 2016. From 2016 to 2020, Ms. Donio served as Chief Executive Officer at Axiom Global, a leading provider of tech-enabled legal services. From 1998 to 2016, Ms. Donio served in several roles, including as President, Executive Vice President and General Manager of Worldwide Small and
Mid-Sized
Businesses, at Concur Technologies, Inc., a business travel and expense management software company, which was acquired by SAP SE in 2014. From 1995 to 1997, Ms. Donio served as Senior Manager at Deloitte Consulting LLP, a professional services firm. From 1992 to 1995, Ms. Donio served as Senior Consultant at Andersen Consulting LLP, a business consulting firm. Ms. Donio holds a B.A. in Economics from the University of California, San Diego.
Ms. Donio was selected to serve on our board of directors because of her experience as a senior executive of a technology company and her industry experience.
Donna L. Dubinsky.
    Ms. Dubinsky has served as a member of our board of directors since December 2018. Ms. Dubinsky is a co-founder
of Numenta, Inc., a machine intelligence company, and has served as its Chief Executive Officer since 2005. Ms. Dubinsky also co-founded
Handspring, a maker of Palm
OS-based
Visor- and Treo-branded personal digital assistants, and served as President and Chief Executive Officer of Handspring from 1998 to 2003, and as Acting Chief Financial Officer from 2002 to 2003. From 1992 to 1998, Ms. Dubinsky served as President and Chief Executive Officer of Palm Computing, Inc., one of the first companies to develop and design handheld computers and smartphones. From 1982 to 1991, Ms. Dubinsky served in a multitude of sales, sales support, and logistics functions at both Apple Inc. and Claris, an Apple software subsidiary. Ms. Dubinsky previously served on the board of Intuit Inc. and Yale

University, including two years as Senior Fellow. Ms. Dubinsky holds a B.A. from Yale University, and an M.B.A. from Harvard Business School.
Ms. Dubinsky was selected to serve on our board of directors because of her experience as an entrepreneur and her industry experience.
Deval Patrick.
    Mr. Patrick has served as a member of our board of directors since January 2021. He is currently co-director
of the Center for Public Leadership and Professor of Practice at the Harvard Kennedy School. Since March 2021, he has served as a Senior Advisor to Bain Capital and co-chair
of American Bridge 21st Century. Mr. Patrick is the founding partner and, from 2015 to 2020, was the Managing Director of Bain Capital Double Impact, a private equity fund that invested in commercial businesses for both financial return and measurable social or environmental good. Before that, he served for two terms as governor of the Commonwealth of Massachusetts. Mr. Patrick has been a senior executive in two Fortune 50 companies, a partner in two Boston law firms, and served as head of the Civil Rights Division of the U.S. Justice Department under President Bill Clinton. Since 2015, he has served on the board of directors of Global Blood Therapeutics, a biopharmaceutical company, and American Well Corporation, a telemedicine company. Mr. Patrick also serves on the board of directors of Cerevel Therapeutics Holdings, Inc., a biopharmaceutical company (since January 2021) and Toast Inc., a cloud-based restaurant software company (since February 2021). He previously served on the board of Environmental Impact Acquisition Corp., a special purpose acquisition company focused on sustainability companies, from January 2021 to February 2022. Mr. Patrick holds an A.B. from Harvard College and a J.D. from Harvard Law School.
Mr. Patrick was selected to serve on our board of directors because of his experience in the private and public sector and as a director of publicly-held and privately-held companies.
Richard Dalzell.
    Mr. Dalzell has served as a member of our board of directors since March 2014. From 1997 to 2007, Mr. Dalzell served in several roles at Amazon.com, Inc., an
e-commerce
and cloud computing company, including as Senior Vice President of Worldwide Architecture and Platform Software and Chief Information Officer. From 1990 to 1997, Mr. Dalzell served in several roles at
Wal-Mart
Stores, Inc., a discount retailer, including as Vice President of the Information Systems Division. Mr. Dalzell currently serves on the board of directors of Intuit Inc. (since 2015), a software company. Mr. Dalzell previously served on the board of directors of AOL Inc. Mr. Dalzell holds a B.S. in Engineering from the United States Military Academy at West Point.
Mr. Dalzell was selected to serve on our board of directors because of his experience as an executive and director of technology companies.
Byron Deeter.
    Mr. Deeter has served as a member of our board of directors since November 2010. Since 2005, Mr. Deeter has served as a partner of Bessemer Venture Partners, a venture capital firm. From 2004 to 2005, Mr. Deeter served as a director at International Business Machines Corporation, or IBM, a technology and consulting company. From 2000 to 2004, Mr. Deeter served in several roles at Trigo Technologies, Inc., a product information management company, which was acquired by IBM in 2004, including co-founder,
President, Chief Executive Officer and Vice President of Business Development. From 1998 to 2000, Mr. Deeter served as an Associate at TA Associates, a private equity firm. From 1996 to 1998, Mr. Deeter served as an Analyst at McKinsey & Company, a business consulting firm. Mr. Deeter previously served on the board of directors of Cornerstone OnDemand, Inc., a talent management software company, Instructure, Inc., an educational technology company, and SendGrid, Inc., an email API platform company, which was acquired by us in 2019. Mr. Deeter holds a B.A. in Political Economy from the University of California, Berkeley.
Mr. Deeter was selected to serve on our board of directors because of his experience in the venture capital industry and as a director of publicly-held and privately-held technology companies.
Jeff Epstein.
    Mr. Epstein has served as a member of our board of directors since July 2017. Mr. Epstein is an Operating Partner at Bessemer Venture Partners, a venture capital firm, which he joined in November 2011. Mr. Epstein served as chief financial officer of several public and private companies, including Oracle, an enterprise software company, and DoubleClick, an Internet advertising company, which was acquired by Google. Mr. Epstein serves on the board of directors of Poshmark, an online fashion marketplace (since April 2018), Okta, a software services company (since May 2021), Couchbase, a cloud database company (since 2015) and AvePoint, a data management company (since July 2021). He previously served on the board of directors of Booking Holdings, an online travel company, from April 2003 to June 2019, Global Eagle Entertainment, an inflight communication company, from January 2013 to June 2018, and Shutterstruck, a photography marketplace, from April 2021 to June 2021. Mr. Epstein holds a B.A. from Yale University and an M.B.A. from Stanford University.
Mr. Epstein was selected to serve on our board of directors because of his experience as an executive and director of technology companies.
Jeffrey Immelt.
    Mr. Immelt has served as a member of our board of directors since June 2019. Mr. Immelt is a venture partner of New Enterprise Associates (“
NEA
”), a venture capital firm, which he joined in 2018. From 2001 to 2017, Mr. Immelt served as chairman and chief executive officer of General Electric, a U.S. based multinational conglomerate. Prior to being appointed chief executive officer of General Electric, Mr. Immelt held several global leadership roles at General Electric from 1982 to 2000 in the Plastics, Appliances and Healthcare businesses. He was named one of the “World’s Best CEOs” by Barron’s three times and currently serves on the board of certain NEA portfolio private companies, and is a member of The American Academy of Arts & Sciences. He also has served as a director of Bloom Energy Corporation, a clean energy company (since November 2019), Desktop Metal, Inc., a 3D printing solutions company (since May 2018), Bright Health Group, Inc., a diversified healthcare services company (since June 2021), Tuya Inc., an IoT cloud development platform (since March 2021), and Hennessy Capital Investment Corp. V, a special purpose acquisition company focused on clean technology (since January 2021). Mr. Immelt previously served as director of the Federal Reserve Bank of New York, a government-organized financial and monetary policy organization, as chairman of the U.S. Presidential Council on Jobs and Competitiveness and as a trustee of Dartmouth College. He holds a B.A in applied mathematics from Dartmouth College and an M.B.A. from Harvard University.
Mr. Immelt was selected to serve on our board of directors because of his experience as a senior executive of technology companies and as a director and chairman of publicly-held companies.
Erika Rottenberg.
    Ms. Rottenberg has served as a member of our board of directors since June 2016. Since March 2022, Ms. Rottenberg serves as a Strategic Advisor at the Chan Zuckerberg Initiative, a philanthropic initiative, after having served as its Vice President and General Counsel from 2018 to 2022. From 2008 to 2014, Ms. Rottenberg served as Vice President, General Counsel and Secretary at LinkedIn Corporation, a professional networking company. From 2004 to 2008, Ms. Rottenberg served as Senior Vice President, General Counsel and Secretary at SumTotal Systems, Inc., a talent management enterprise software company. From 1996 to 2002, Ms. Rottenberg served in several roles at Creative Labs, Inc., a leading computer peripheral and digital entertainment product company, including as Vice President, Strategic Development and General Counsel. From 1993 to 1996, Ms. Rottenberg served as an attorney at Cooley LLP, a law firm. From 2015 to 2020, Ms. Rottenberg served on the board of directors of Nasdaq-listed Wix.com Ltd., a cloud-based web development platform, and she currently serves on the boards of Girl Scouts USA and the Silicon Valley Law Foundation. Ms. Rottenberg holds a B.S. in Special and Elementary Education from the State University of New York at Geneseo and a J.D. from the University of California, Berkeley, Boalt Hall School of Law.
Ms. Rottenberg was selected to serve on our board of directors because of her experience as a senior executive of technology companies and as a director of publicly-held technology companies.
Executive Officers
The following table identifies certain information about our executive officers as of March 31, 2022. Our executive officers are appointed by, and serve at the discretion of, our board of directors and hold office until his or her successor is duly elected and qualified or until his or her earlier resignation or removal.

Name	Age	Position
Jeff Lawson	44	Co-Founder, Chief Executive Officer and Chairperson
Khozema Shipchandler	48	Chief Operating Officer and Principal Financial Officer
Marc Boroditsky	59	Chief Revenue Officer
Eyal Manor	48	Chief Product Officer
Dana R. Wagner	46	Chief Legal Officer, Chief Compliance Officer and Corporate Secretary
Executive Officers
Jeff Lawson.
    Mr. Lawson is one of our founders and has served as our Chief Executive Officer and as a member of our board of directors since April 2008 and has served as the Chairperson of our board of directors since November 2015. From 2001 to 2008, Mr. Lawson served as founder and Chief Technology Officer of Nine Star, Inc., a multi-channel retailer of equipment and apparel to the action sports industry. From 2004 to 2005, Mr. Lawson served as Technical Product Manager of Amazon.com, Inc., an electronic commerce and cloud computing company. In 2000, Mr. Lawson served as Chief Technology Officer of StubHub, Inc., an online marketplace for live entertainment events. From 1998 to 2000, Mr. Lawson served in several roles at Versity.com, Inc., a website for college lecture notes, including as founder, Chief Executive Officer and Chief Technology Officer. Mr. Lawson holds a B.S. in Computer Science and Film/Video from the University of Michigan.
Mr. Lawson was selected to serve on our board of directors because of the perspective and experience he brings as our Chief Executive Officer, one of our founders and as one of our larger stockholders, as well as his extensive experience as an executive with other technology companies.
Khozema Shipchandler
.    Mr. Shipchandler has served as our Chief Operating Officer since October 2021, and prior to that served as our Chief Financial Officer from November 2018. From 2015 to 2018, Mr. Shipchandler served as chief financial officer and executive vice president of corporate development at GE Digital, an operational technology and infrastructure software company that is a division of General Electric Company, a publicly traded industrial technology company. From 1996 to 2015, Mr. Shipchandler served in various executive roles at General Electric Company, including as chief financial officer, Middle East, North Africa and Turkey from 2011 to 2013. Mr. Shipchandler holds a B.A. in English and biology from Indiana University Bloomington.
Marc Boroditsky
.    Mr. Boroditsky has served as our Chief Revenue Officer since August 2020, and previously was our SVP of Sales from 2017 to 2020 and our VP & General Manager of Authentication Solutions from 2015 to 2017. Prior to that, Mr. Boroditsky was President and Chief Operating Officer of Authy, a software authentication company, from 2014 until it was acquired by us in 2015. Prior to Authy, Mr. Boroditsky was Vice President of Identity and Access Management at Oracle. Mr. Boroditsky serves on the board of directors for OneSpan Inc. Mr. Boroditsky attended the University of California, San Diego.
Eyal Manor
.    Mr. Manor has served as our Chief Product Officer since November 2021. From 2007 to 2021, he served in a variety of roles at Google LLC, a technology company, including as Vice President and General Manager of Engineering and Product and Vice President of Engineering, where he led a portfolio of products and technologies. Prior to that, Mr. Manor held executive positions leading startups, including serving as vice president of research and development for a voice and video SaaS streaming startup. Mr. Manor was an advisor for CapitalG from 2015 to 2021. Mr. Manor graduated with a B.A. in Economics from Tel Aviv University.
Dana R. Wagner
.    Mr. Wagner has served as our Chief Legal Officer, Chief Compliance Officer and Secretary since December 2021. From 2018 to 2021, Mr. Wagner served as the Chief Legal Officer of the biotechnology company Impossible Foods Inc., where he led the legal, policy, quality control, and security functions. From 2018 to 2020, he was Adjunct Professor at Northwestern University, and he has taught and lectured at Berkeley Law since 2019. From 2011 to 2016, Mr. Wagner was General Counsel of the financial technology company Square, Inc. (now Block, Inc.). Mr. Wagner served in various positions at Google Inc. from May 2007 to July 2011, where he oversaw the antitrust and competition legal practice, and prior to 2007, he held various positions in the U.S. Department of Justice. Mr. Wagner currently serves on the board of directors of Centre Consortium and the Museum of Art and Digital Entertainment. Mr. Wagner holds a B.A. in comparative literature and economics from the University of California, Berkeley, and a J.D. from Yale Law School.
Process for Stockholder Nominations
There have been no material changes to the procedures by which stockholders may recommend nominees to our Board since we last provided disclosure of such procedures.
Audit Committee
Our board of directors has established three standing committees comprised solely of independent directors: an audit committee, a compensation and talent management committee and a nominating and corporate governance committee. Our audit committee consists of Mr. Epstein and Mses. Dubinsky and Rottenberg, with Mr. Epstein serving as Chairperson. Each member of our audit committee meets the requirements for independence under the NYSE Listing Standards, LTSE Listing Standards and SEC rules. Each member of our audit committee also meets the financial literacy and sophistication requirements of the NYSE Listing Standards and LTSE Listing Standards. In addition, our board of directors has determined that each of Mr. Epstein and Ms. Dubinsky is an audit committee financial expert within the meaning of Item 407(d) of Regulation
S-K
under the Securities Act of 1933, as amended (the “
Securities Act
”).

Item 11.	Executive Compensation
Compensation Discussion and Analysis
This Compensation Discussion and Analysis describes the compensation program for our named executive officers. During the fiscal year ended December 31, 2021, these individuals were:

Named Executive Officer	Position
Jeff Lawson	Chief Executive Officer and Chairperson
Khozema Shipchandler (1)	Chief Operating Officer and Principal Financial Officer
Eyal Manor	Chief Product Officer
Marc Boroditsky	Chief Revenue Officer
Dana R. Wagner	Chief Legal Officer, Chief Compliance Officer and Corporate Secretary
George Hu (2)	Former Chief Operating Officer
Chee Chew (3)	Former Chief Product Officer

(1)	Mr. Shipchandler was appointed Chief Operating Officer effective October 27, 2021, having previously served as our Chief Financial Officer.

(2)	Mr. Hu ceased to be an executive officer when he resigned as Chief Operating Officer effective October 27, 2021. He served as a strategic advisor through the end of fiscal 2021.

(3)	Mr. Chew’s employment with us ended effective May 17, 2021.
This Compensation Discussion and Analysis describes the material elements of our executive compensation program during 2021 and certain aspects of our compensation program for 2022. It also provides an overview of our executive compensation philosophy and objectives. Finally, it discusses how our compensation and talent management committee of our board of directors arrived at the specific compensation decisions for our executive officers, including our named executive officers, for 2021, including the key factors that our compensation and talent management committee considered in determining their compensation.
Executive Summary
Business Overview
Twilio spent over a decade building the leading cloud communications platform, but communications is just the beginning. Twilio’s vision is to become the leading customer engagement platform, ultimately providing businesses with the holy grail—a single view of the customer journey and the ability to take action, delivering real-time, personalized communications. We believe the future of customer engagement will be written in software by the developers of the world—our customers.
Cloud platforms are a category of software that enable developers to build and manage applications without the complexity of creating and maintaining the underlying infrastructure. These platforms have arisen to enable a fast pace of innovation across a range of categories, such as computing and storage. As the leader in the cloud communications platform category, we enable developers to build, scale and operate real-time customer engagement within software applications.
We offer a customer engagement platform with software designed to address specific use cases, like account security and contact centers, and a set of Application Programming Interfaces (“
APIs
”) that handles the higher-level communication logic needed for nearly every type of customer engagement. These APIs are focused on the business challenges that a developer is looking to address, allowing our customers to more quickly and easily build better ways to engage with their customers throughout their journey. Our engagement platform also includes a set of APIs that enable developers to embed voice, messaging, video and email capabilities into their applications, and are designed to support almost all the fundamental ways humans communicate, unlocking innovators to address just about any communication market. The Super Network is our software layer that allows our customers’ software to communicate with connected devices globally. It interconnects with communications networks and inbox service providers around the world and continually analyzes data to optimize the quality and cost of communications that flow through our platform. The Super Network also contains a set of APIs giving our customers access to more foundational components of our platform, like phone numbers and session initiation protocol (“
SIP
”) Trunking.
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
Fiscal 2021 Performance Highlights
In 2021, we continued to grow revenue and diversify our business, both internationally and across different customer sizes, and we achieved the following significant financial and operational results:

•
Revenue of $2.84 billion for the full year 2021, up 61% year-over-year, including $200.9 million from Twilio Segment, and $55.4 million from Zipwhip, Inc. (“
Zipwhip
”), a leading provider of toll-free messaging in the United States that we acquired in 2021.

•	GAAP loss from operations of $915.6 million for the full year 2021, compared with GAAP loss from operations of $492.9 million for the full year 2020.

•	Non-GAAP income from operations of $2.5 million for the full year 2021, compared with non-GAAP income from operations of $35.7 million for the full year 2020.

•	More than 256,000 Active Customer Accounts as of December 31, 2021 (excluding customer accounts from our Zipwhip business), compared to 221,000 Active Customer Accounts as of December 31, 2020.
Please refer to the section
“Non-GAAP
Financial Measures” under Item 7 of the Original Form
10-K
for a more detailed discussion of how we measure Active Customer Accounts and other key business metrics and for a reconciliation of GAAP loss from operations to non-GAAP
income (loss) from operations.
Fiscal 2021 Executive Compensation Highlights
Based on our overall operating environment and these results, our compensation and talent management committee took the following key actions with respect to the compensation of our named executive officers for 2021:

•
Base Salary
—At our Chief Executive Officer’s request, our compensation and talent management committee did not increase his base salary from its 2020 level, other than a nominal increase for rounding purposes. We made market adjustments to the base salary of certain other named executive officers, as we continue to move the target total cash compensation of certain named executive officers closer to the market median.

•
Long-Term Incentive Compensation
—We granted ongoing long-term incentive compensation opportunities to our named executive officers in the form of time-based stock options to purchase shares of our Class A common stock and time-based RSUs that may be settled for shares of our Class A common stock. Our Chief Executive Officer received an equity award with an aggregate grant date fair value of approximately $13.9 million.

•
No Annual Cash Bonus Program
—Since July 1, 2015, we have not maintained a formal annual cash bonus plan for any of our executive officers, including our named executive officers. As described in “Oversight of Executive Compensation Program—Cash Incentives” below, Mr. Boroditsky participates in our sales commission program.

Fiscal 2021 Executive Transitions
Mr. Shipchandler was appointed Chief Operating Officer effective October 27, 2021. Prior to that time, Mr. Shipchandler served as our Chief Financial Officer. Also effective October 27, 2021, Mr. Boroditsky assumed an expanded role in his position as Chief Revenue Officer and subsequently became an executive officer.
Mr. Manor joined as Chief Product Officer as of November 15, 2021. Mr. Chew, our former Chief Product Officer, ceased to be employed by us as of May 17, 2021.
Mr. Wagner joined as Chief Legal Officer on December 13, 2021. Karyn Smith, our former General Counsel, ceased to be an executive officer as of December 15, 2021, but remained an employee of the Company until January 7, 2022.
Mr. Hu resigned as our Chief Operating Officer as of October 27, 2021. Following his resignation, Mr. Hu remained as a strategic advisor until January 3, 2022.
Pay-for-Performance
Analysis
We believe our executive compensation program is reasonable and competitive, and appropriately balances the goals of attracting, motivating, rewarding and retaining our executive officers with the goal of aligning their interests with those of our stockholders. The annual compensation of our executive officers, including our named executive officers, varies from year to year based on our corporate financial and operational results and individual performance. While we do not determine either contingent (“variable”) or “fixed” pay for each named executive officer with reference to a specific percentage of target total direct compensation, consistent with our
“pay-for-performance”
philosophy, our executive compensation program heavily emphasizes “variable” pay over “fixed” pay.
In 2021, the majority of the target total direct compensation of our Chief Executive Officer consisted of variable pay in the form of long-term incentive compensation opportunities. Fixed pay, primarily consisting of base salary, made up only 1% of our Chief Executive Officer’s target total direct compensation, while variable pay, consisting of long-term incentive compensation in the form of equity awards, made up the remaining 99% of his target total direct compensation. Similar allocations applied to our other executive officers, including each of our other named executive officers. The following charts show the percentages of target variable pay versus target fixed pay for our Chief Executive Officer and our other named executive officers in 2021:

We believe that this approach provides balanced incentives for our executive officers to drive our financial performance and create long-term stockholder value.
Executive Compensation Policies and Practices
We endeavor to maintain sound governance standards consistent with our executive compensation policies and practices. Our compensation and talent management committee evaluates our executive compensation program on at least an annual basis to ensure that it is consistent with our short-term and long-term goals given the dynamic nature of our business and the market in which we compete for executive talent. The following summarizes our executive compensation and related policies and practices:

What We Do	What We Don’t Do
Use a
Pay-for-Performance
Philosophy.
The vast majority of our executive officers’ target total direct compensation is directly linked to the performance of our stock price, and beginning in 2022, will align certain elements with the achievement of corporate growth objectives.

No Retirement Plans.
We do not currently offer pension arrangements, nonqualified deferred compensation arrangements or retirement plans to our executive officers other than a Section 401(k) retirement plan that is generally available to all our U.S. employees.

What We Do	What We Don’t Do

Compensation
“At-Risk.”
Our executive compensation program is designed so that a significant portion of our executive officers’ target total direct compensation is equity-based, and therefore “at risk,” to align the interests of our executive officers and stockholders.
No Short-Term Cash Bonus Program or Guaranteed Bonuses.
We do not maintain a formal cash bonus program for our executive officers, nor do we provide guaranteed bonuses to our executive officers. As described below, Mr. Boroditsky participates in our sales commission program.

“Double-Trigger”
Change-in-Control
Arrangements.
Post-employment compensation arrangements for all current executive officers in the event of a change in control of the Company are “double-trigger” arrangements that require both a change in control of the Company plus a qualifying termination of employment before payments and benefits are paid. All such payments and benefits are also subject to the execution and delivery of an effective release of claims in our favor.
Limited Perquisites or Other Personal Benefits.
We provide limited perquisites and other personal benefits to our executive officers, which, in 2021, consisted of matching contributions to Section 401(k) accounts and reimbursements for our Chief Executive Officer’s costs incurred in connection with his filing under the Hart-Scott-Rodino Antitrust Improvement Act of 1976 (“
HSR
”) and related tax gross up and legal fees.

Maintain an Independent Compensation and Talent Management Committee. Our compensation and talent management committee consists solely of independent, non-employee directors.	Limited Tax Payments on Perquisites. Except as otherwise specified, we generally do not provide any tax reimbursement payments (including “gross-ups”) on any perquisites or other personal benefits.

Retain an Independent Compensation Advisor.
Our compensation and talent management committee has engaged its own independent compensation advisor to provide information, analysis and other advice on executive compensation independent of management.
No Excise Tax Payments on Future Post-Employment Compensation Arrangements.
We do not provide any excise tax reimbursement payments (including
“gross-ups”)
with respect to payments or benefits contingent upon a change in control of our Company.

Annual Executive Compensation Review.
Our compensation and talent management committee conducts an annual review of our compensation strategy, including a review of our compensation peer group used for comparative and benchmarking purposes.
No Hedging.
We prohibit our employees, including our executive officers, and the non-employee
members of our board of directors from engaging in hedging transactions or certain derivative transactions relating to our securities.

Annual Compensation-Related Risk Assessment. Our compensation and talent management committee reviews, on an annual basis, our compensation-related risk profile.
No Pledging.
We prohibit our executive officers and the
non-employee
members of our board of directors from holding our securities in a margin account or pledging our securities as collateral for a loan.

Stock Ownership Policy. We maintain a robust stock ownership policy for our Chief Executive Officer, our other named executive officers and the non-employee members of our board of directors.
No Special Welfare or Health Benefits.
We do not provide our executive officers with any special welfare or health benefit programs, and participation in the employee programs that are standard in our industry sector is on the same basis as all of our full-time employees.

Commitment to Stockholder Engagement
As we manage our business with a focus on continued innovation and growth, we recognize that our compensation program must balance stockholder perspectives with our ability to retain and attract the highest caliber of talent to help facilitate growth at scale. Our board of directors and our compensation and talent management committee value the stockholder perspectives we receive, through direct engagement as well as through voting decisions, including our annual
Say-on-Pay
Vote at our annual stockholder meetings, and the compensation-related feedback we receive from stockholders is an important component that informs the compensation and talent management committee’s decision-making process when reviewing our executive compensation programs each year.
We have established a robust stockholder engagement program to help us better understand the perspectives of our stockholders. In 2021, in addition to our standard engagement with stockholders throughout the year, we conducted meetings with several of our large stockholders, with participation from our management team and certain members of our board of directors, including Mses. Donio and Rottenberg, the chairpersons of our compensation and talent management committee and nominating and corporate governance committee, respectively, on topics ranging from compensation strategy, to board structure and corporate governance, to environmental, social and governance matters (“
ESG
”). In addition, our head of investor relations regularly communicates stockholder feedback to senior management and the board of directors for consideration in their decision-making.
The 2021 executive compensation program was implemented in early 2021, and the compensation and talent management committee, in connection with input from our full board of directors, determined at that time that our concentration on equity compensation, particularly the grant of equity awards in the form of 50% (by fair value) stock options and 50% (by fair value) RSUs with time-based vesting, is aligned with long-term stockholder value. However, our compensation and talent management committee continues to assess the Company’s equity compensation practices in light of the Company’s continued growth and maturation as well as discussions with stockholders and determined to implement changes to our executive compensation program beginning in 2022 to grant performance-based equity awards as part of our executive compensation program, as discussed in “Evolving our Executive Compensation Program” below.
We believe the addition of performance-based equity awards, as well as other enhancements to our governance practices and disclosures in response to stockholder feedback, such as increasing our stock ownership requirements for directors and executive offices and enhancing our ESG disclosures, have advanced our compensation practices and governance in a manner that both benefits stockholders and continues to align with our strategy and pay philosophy.
Executive Compensation Philosophy
We operate in an extremely competitive market where there is substantial and continuous competition for leadership with the experience and skill to lead in a dynamic and innovative industry. Our executive compensation program is guided by our overarching philosophy of paying for demonstrable performance and aligning the compensation of our executive officers with the long-term interests of our stockholders. Consistent with this philosophy, we designed our executive compensation program to achieve the following primary objectives:

•	attract, motivate, incentivize and retain employees at the executive level who contribute to our long-term success;

•	provide compensation packages to our executive officers that are competitive and reward the achievement of our business objectives; and

•
effectively align our executive officers’ interests with the interests of our stockholders by focusing on long-term equity incentives that correlate with the growth of sustainable long-term value for our stockholders.

Because we do not have a cash bonus program for our executive officers, generally, our compensation and talent management committee has sought to set base salaries at the higher end of the competitive market range to provide what it believes to be reasonable cash compensation levels and will serve to attract and retain our executive officers. Further, our compensation and talent management committee tends to weight the target total direct compensation opportunities of our executive officers more heavily towards equity compensation. We understand the importance of linking the individual performance of our executive officers and the financial and operational performance of our company to our overall executive compensation program. We believe our strong focus on, and heavy weighting toward, equity compensation supports that philosophy and has worked to align our executive compensation with the interests of our stockholders. However, we continue to review the current equity compensation trends as well as the feedback from our stockholders in regard to our executive compensation program.
Evolving our Executive Compensation Program
In March 2022, in addition to granting time-based restricted stock unit awards to our named executive officers, our compensation and talent management committee also granted performance-based restricted stock unit awards. The performance-based awards vest based on the achievement of certain goals over specified performance periods, including year-over year organic revenue growth rates and non-GAAP
operating profit, and are intended to further align the interests of our named executive officers and our stockholders.
Oversight of Executive Compensation Program
Role of the Compensation and Talent Management Committee
Our compensation and talent management committee discharges many of the responsibilities of our board of directors relating to the compensation of our executive officers, including our named executive officers, and the non-employee
members of our board of directors (as described further below under the heading
“Non-Employee
Director Compensation”). Our compensation and talent management committee has overall responsibility for overseeing our compensation structure, policies and programs generally, and overseeing and evaluating the compensation plans, policies and practices applicable to our executive officers. Our compensation and talent management committee also oversees the annual evaluation of our executive officers, including our named executive officers, for the prior fiscal year and has the authority to retain, and has retained, an independent compensation consultant to provide support to the committee in its review and assessment of our compensation programs.
Compensation-Setting Process
Our compensation and talent management committee determines the target total direct compensation opportunities for our executive officers, including our named executive officers. Our compensation and talent management committee does not use a single method or measure in developing its recommendations, nor does it establish one specific target for the total direct compensation opportunities of our executive officers. Rather, it retains flexibility to pay our executive officers within certain ranges. Nonetheless, our compensation and talent management committee generally begins its deliberations on cash and equity compensation levels with reference to various percentile levels for cash compensation and target total direct compensation as reflected in competitive market data, with an intended result of weighting compensation more heavily towards equity compensation.
When formulating its recommendations for the amount of each compensation element and approving each compensation element and the target total direct compensation opportunity for our executive officers, our compensation and talent management committee considers the following factors:

•	our performance against the financial and operational objectives established by our compensation and talent management committee and our board of directors;

•	our financial performance relative to our compensation peer group;

•	the compensation levels and practices of our compensation peer group;

•
each individual executive officer’s skills, experience and qualifications relative to other similarly situated executives at the companies in our compensation peer group and in selected broad-based compensation surveys;

•	our desire to retain experienced and talented executives in a highly competitive market;

•	the scope of each individual executive officer’s role compared to other similarly situated executives at the companies in our compensation peer group and in selected broad-based compensation surveys;

•
the performance of each individual executive officer, based on a subjective assessment of his or her contributions to our overall performance, ability to lead his or her business unit or function and ability to work as part of a team, all of which reflect our core values;

•	compensation parity among our individual executive officers; and

•	the recommendations provided by our Chief Executive Officer with respect to the compensation of our other executive officers.
These factors provide the framework for compensation decision-making and final decisions regarding the compensation opportunity for each executive officer. No single factor is determinative in setting pay levels, nor was the impact of any factor on the determination of pay levels quantifiable. Our compensation and talent management committee reviews the base salary levels and long-term incentive compensation opportunities of our executive officers, including our named executive officers, each fiscal year at the beginning of the year, or more frequently as warranted. Long-term incentive compensation is granted on a regularly-scheduled basis, as described in “Other Compensation Policies and Practices—Equity Awards Grant Policy” below.
Role of Chief Executive Officer
In discharging its responsibilities, our compensation and talent management committee consults with members of our management, including our Chief Executive Officer. Our management assists our compensation and talent management committee by providing information on corporate and individual performance, market compensation data and management’s perspective on compensation matters. Our compensation and talent management committee solicits and reviews our Chief Executive Officer’s recommendations and proposals with respect to adjustments to annual cash compensation, long-term incentive compensation opportunities, program structures and other compensation-related matters for our executive officers, other than with respect to his own compensation.
Our compensation and talent management committee reviews and discusses these recommendations and proposals with our Chief Executive Officer and considers them as one factor in determining the compensation for our executive officers, including our other named executive officers. Our Chief Executive Officer recuses himself from all deliberations and determinations regarding his own compensation.
Role of Compensation Consultant
Our compensation and talent management committee engages an external independent compensation consultant to assist it by providing information, analysis and other advice relating to our executive compensation program and the decisions resulting from its annual executive compensation review. For 2021, our compensation and talent management committee engaged Compensia as its compensation consultant to advise on executive compensation matters, including competitive market pay practices for our executive officers, the selection of our compensation peer group, and data analysis. For 2021, the scope of Compensia’s engagement included:

•	researching, developing and reviewing our compensation peer group;

•	reviewing and analyzing the compensation for our executive officers, including our named executive officers;

•	supporting the design and implementation of changes to our executive long-term incentive strategy;

•	reviewing and providing input on the Compensation Discussion and Analysis section of this Amendment;

•	reviewing and analyzing the compensation of the non-employee members of our board of directors;

•	reviewing short-term incentive compensation practices and considerations;

•	reviewing peer group executive incentive compensation practices;

•	reviewing peer group executive severance and change in control practices;

•	reviewing our executive compensation philosophy;

•	conducting a compensation risk assessment;

•	advising regarding non-employee director compensation; and

•	supporting other ad hoc matters throughout the year.
The terms of Compensia’s engagement included reporting directly to our compensation and talent management committee and to our compensation and talent management committee chairperson. Compensia also coordinated with our management for data collection and job matching for our executive officers and provided data and analyses in connection with the review of our equity strategy. In 2021, Compensia did not provide any other services to us. In March 2021, our compensation and talent management committee evaluated Compensia’s independence pursuant to NYSE and LTSE Listing Standards and the relevant SEC rules and determined that no conflict of interest had arisen as a result of the work performed by Compensia.
Use of Market Data
For purposes of comparing our executive compensation against the competitive market, our compensation and talent management committee reviews and considers the compensation levels and practices of a group of peer companies. This compensation peer group consists of technology companies that are similar to us in terms of industry, revenue and market capitalization.
Our compensation and talent management committee reviews our compensation peer group at least annually and makes adjustments to its composition if warranted, taking into account changes in both our business and the businesses of the companies in the peer group, and input from its compensation consultant. Accordingly, the peer group that was used for comparative purposes for 2021 was approved in September 2020.
In developing the compensation peer group for 2021, the following criteria were evaluated in identifying comparable companies:

•	similar industry and competitive market for talent;

•	within a range of 0.5x to 2.0x of our projected revenue for the following four fiscal quarters (as of August 2020); and

•	within a range of 0.25x to 4.0x of our then-market capitalization.

In September 2020, the compensation and talent management committee reviewed our compensation peer group and, upon the recommendation of its compensation consultant, added Ansys, Coupa Software, Fortinet, Intuit, Synopsys and The Trade Desk to the compensation peer group and removed Dropbox, Guidewire Software, Hubspot, New Relic, Paylocity Holding, Proofpoint and Zendesk. The peer group for 2021, which was approved by the compensation and talent management committee in September 2020, consisted of the following companies:

Ansys	Intuit	Shopify	VeriSign
Arista Networks	Okta	Slack Technologies	Workday
Autodesk	Palo Alto Networks	Splunk	Zoom Video
Coupa Software	Paycom Software	Synopsys
DocuSign	RingCentral	The Trade Desk
Fortinet	ServiceNow	Veeva Systems
Our compensation and talent management committee uses data drawn from our compensation peer group, as well as data from the Radford Global Technology executive compensation survey (the “
Radford Survey
”), to evaluate the competitive market when formulating its recommendation for the total direct compensation packages for our executive officers, including base salary and long-term incentive compensation opportunities. The Radford Survey provides compensation market intelligence and is widely used within the technology industry.
In addition, subsets of the Radford Survey were incorporated into the competitive assessment prepared by Compensia and used by our compensation and talent management committee to evaluate the compensation of our executive officers. Specifically, our compensation and talent management committee received a custom report of survey results reflecting only companies from our compensation peer group in addition to survey results tailored solely based on revenue. The Radford Survey data supplements the compensation peer group data and provides additional information for our named executive officers and other executive positions for which there is less comparable public data available.
Individual Compensation Elements
In 2021, the principal elements of our executive compensation program, and the purposes for each element, were as follows:

Element	Compensation Element	Objective
Base Salary	Cash	Designed to attract and retain highly talented executives by providing fixed compensation amounts that are competitive in the market and reward performance.

Long-Term Incentives	Equity awards in the form of stock options to purchase shares of our Class A common stock and RSUs that may be settled for shares of our Class A common stock	Designed to align the interests of our executive officers and our stockholders by motivating them to achieve long-term stockholder value creation. Also designed to achieve our retention objectives for our executive officers.

Base Salary
Base salary represents the fixed portion of the compensation of our executive officers, including our named executive officers, and is an important element of compensation intended to attract and retain highly talented individuals.
Using the competitive market data provided by its compensation consultant, our compensation and talent management committee reviews and develops recommendations for adjusting the base salaries for each of our executive officers, including our named executive officers, as part of its annual executive compensation review. In addition, the base salaries of our executive officers may be adjusted by our compensation and talent management committee in the event of a promotion or significant change in responsibilities.
Generally, our compensation and talent management committee sets base salaries with reference to various percentile levels of the competitive range of our compensation peer group and applicable executive compensation survey data. Since our initial public offering, we have evaluated the base salaries of our executive officers in the context of establishing their total cash compensation at levels that are consistent with the target total cash compensation of executive officers holding comparable positions at public companies.
In 2021, consistent with the recommendation of our Chief Executive Officer, our compensation and talent management committee determined to increase the base salaries of our executive officers other than our Chief Executive Officer. In making these decisions, our compensation and talent management committee considered the current risks and challenges facing our company, our decision to forego the adoption of an annual cash bonus program, its objective of gradually positioning the target total cash compensation of our executive officers at levels that are more consistent with those of a public company in our industry, as well as the factors described in “Oversight of Executive Compensation Program—Compensation-Setting Process” above. We recognize that our Chief Executive Officer’s base salary is significantly lower than the peer group median, despite his success in the role and our willingness to pay him a market-based salary. However, at our Chief Executive Officer’s request to weight more of his target total direct compensation to variable pay in the form of long-term incentive compensation, our compensation and talent management committee determined to maintain his base salary at its 2019 and 2020 levels, other than a nominal increase for rounding purposes.
The base salaries of our named executive officers for 2020 and 2021 (effective January 1, 2021) were as follows:

Named Executive Officer	2020 Base Salary	2021 Base Salary
Mr. Lawson	$133,700	$134,000
Mr. Shipchandler (1)	$624,000	$1,100,000
Mr. Boroditsky (2)	—	$500,000
Mr. Manor (3)	—	$900,000
Mr. Wagner (4)	—	$600,000
Mr. Hu (5)	$671,000	$738,000
Mr. Chew (6)	$462,000	$508,000

(1)
In connection with Mr. Shipchandler’s appointment as Chief Operating Officer in October 2021, his base salary increased. The table reflects his increased base salary as of December 31, 2021, and his total salary compensation received for 2021 is reflected in the “Summary Compensation Table” below.

(2)
Mr. Boroditsky was not an executive officer in 2020. Mr. Boroditsky’s base salary increased in connection with his appointment to an expanded role in his position as Chief Revenue Officer in October 2021. The table reflects his increased base salary as of December 31, 2021, and his total salary compensation received for 2021 is reflected in the “Summary Compensation Table” below. In addition, as Mr. Boroditsky’s responsibilities are focused on sales, his total compensation received for 2021 includes sales commissions, as described in “Cash Incentives” and reflected in the “Summary Compensation Table” below.

(3)
Mr. Manor joined us as Chief Product Officer in November 2021 and his base salary was established at that time. Mr. Manor’s prorated salary for 2021 is reflected in his salary compensation in the “Summary Compensation Table” below.

(4)
Mr. Wagner joined us as Chief Legal Officer in December 2021 and his base salary was established at that time. Mr. Wagner’s prorated salary for 2021 is reflected in his salary compensation in the “Summary Compensation Table” below.

(5)	Mr. Hu resigned as Chief Operating Officer effective October 2021 and remained employed as a strategic advisor through fiscal year 2021.

(6)	Mr. Chew’s employment with the Company ended effective May 17, 2021.
The actual base salaries paid to our named executive officers in 2021 are set forth in the “Summary Compensation Table” below.
Cash Incentives
As our Chief Revenue Officer, Mr. Boroditsky’s responsibilities are focused on sales and his compensation includes participation in our sales commission plan (the “
Sales Commission Plan
”) with terms that are aligned with the results achieved by our global sales team.
For fiscal 2021, after considering competitive market data in consultation with a leading third-party consultancy for sales compensation, Mr. Boroditsky’s commission opportunity for fiscal 2021 was determined to be equal to 100% of his annual base salary, consistent with his opportunity for the prior fiscal year. The Sales Commission Plan is designed to reward Mr. Boroditsky based on annual performance of total estimated annual recurring revenue (“
eARR
”), software eARR and company revenue metrics, paid monthly. Mr. Boroditsky’s monthly payouts are based on performance against the annual target, additive, with no cap. The performance target levels for Mr. Boroditsky were designed to be challenging to achieve. The Sales Commission Plan and performance criteria are evaluated annually with an eye to reducing risks while appropriately incentivizing performance.
Long-Term Incentive Compensation
We view long-term incentive compensation in the form of equity awards as a critical element of our executive compensation program. The realized value of these equity awards bears a direct relationship to our stock price, and, therefore, these awards are an incentive for our executive officers, including our named executive officers, to create value for our stockholders. Equity awards also help us retain qualified executive officers in a competitive market.
Long-term incentive compensation opportunities in the form of equity awards are granted by our compensation and talent management committee on a regularly-scheduled basis, as described in “Other Compensation Policies and Practices—Equity Awards Grant Policy” below. The amount and forms of such equity awards are determined by our compensation and talent management committee after considering the factors described in “Oversight of Executive Compensation Program—Compensation-Setting Process” above. The amounts of the equity awards are also intended to provide competitively-sized
awards and resulting target total direct compensation opportunities that are competitive with the compensation opportunities offered by the companies in our compensation peer group and Radford Survey data for similar roles and positions for each of our executive officers, taking into consideration the factors described in “Oversight of Executive Compensation Program—Compensation-Setting Process” above.

In 2021, our compensation and talent management committee determined that the equity awards to be granted to our executive officers should be in the form of time-based stock options to purchase shares of our Class A common stock and time-based RSUs that may be settled for shares of our Class A common stock. Our compensation and talent management committee determined to grant equity awards in the form of 50% (by fair value) stock options and 50% (by fair value) time-based RSUs. Stock options only have value if our stock price appreciates above the exercise price thereof. Both stock options and RSUs have retention value over the vesting period. In determining the size of the individual grants to our executive officers, our compensation and talent management committee considered the factors described in “Oversight of Executive Compensation Program—Compensation-Setting Process” above, with emphasis on our exceptional growth in size and revenue during 2020. In addition, our compensation and talent management committee focused on the fact that many of our executive officers are in high demand in the market due, in part, to our excellent performance in 2020. Therefore, our compensation and talent management committee considered how best to retain our talent. In determining the size of the equity grants made to our Chief Executive Officer, the compensation and talent management committee also factored in Mr. Lawson’s relatively low base salary.
After consideration of these factors, our compensation and talent management committee determined to grant equity awards to our executive officers with a value in the range of the 70 th
percentile to the 85
th
percentile of our peer group range. Our compensation and talent management committee determined that the value of these awards was appropriate and necessary to sufficiently reward exceptional performance, to motivate our executive officers for continued effort to create value for our stockholders and to help ensure retention in a competitive market. Importantly, our compensation and talent management committee also determined to maintain the prior deviation from the historic vesting schedules for executive awards to balance the magnitude of the awards, and also to motivate long-term retention and team stability. Therefore, the stock options and RSUs granted to our executive officers in February 2021 vest over four years with 33% vesting in equal quarterly installments between the first and second anniversaries of the vesting commencement date of December 31, 2020, 33% vesting in equal quarterly installments between the second and third anniversaries of the vesting commencement date of December 31, 2020 and 34% vesting in equal quarterly installments between the third and fourth anniversaries of the vesting commencement date of December 31, 2020, subject to the executive’s continued employment with us. In addition to the February 2021 grants, our compensation and talent management committee also granted equity awards to certain executive officers in 2021 in connection with new hires and promotions with specific vesting schedules, as described further in “Executive Compensation—Additional Executive Officer Awards” and “Executive Compensation—Grants of Plan-Based Awards Table” below.
After considering the factors described in “Oversight of Executive Compensation Program—Compensation-Setting Process” above, our compensation and talent management committee approved the following equity awards in February 2021 for our then-existing named executive officers in 2021 as part of its annual executive compensation review:

Named Executive Officer	Stock Options to Purchase Shares of Class A Common Stock (number of shares)	Time-Based RSUs (number of shares)	Aggregate Grant Date Fair Value ($) (1)
Jeff Lawson	34,132	18,345	$13,927,474
Khozema Shipchandler (2)	18,126	9,742	$7,396,184
George Hu	18,126	9,742	$7,396,184
Chee Chew (3)	18,126	9,742	$7,396,184

(1)	The amounts reported in this column represent the aggregate grant date fair value of the RSUs and stock options granted to the named executive officer in the fiscal year ended December 31, 2021,

calculated in accordance with FASB ASC Topic 718. Such aggregate grant date fair values do not take into account any estimated forfeitures related to service-vesting conditions. The valuation assumptions used in determining such amounts are described in the Notes to our Consolidated Financial Statements included in our Annual Report on Form
10-K
filed with the SEC on February 22, 2022. The amounts reported in this column reflect the accounting cost for these RSUs and stock options and do not correspond to the actual economic value that may be received by the named executive officers upon the vesting or settlement of the RSUs or the exercise of the stock options or sale of the shares of common stock underlying such stock options.

(2)
In connection with his appointment as Chief Operating Officer in October 2021, Mr. Shipchandler also received (1) a one-time
stock option award with a grant date fair value of $2,303,576 and (2) a one-time
restricted stock unit award with a grant date fair value of $2,231,126. Please see “Summary Compensation Table” and “Grants of Plan-Based Awards Table” for additional information.

(3)	Mr. Chew’s employment at Twilio ended effective May 17, 2021. All unvested RSUs and unvested stock options expired immediately upon termination.
Additional Executive Officer Awards
Mr. Manor received a
(1) one-time
stock option award with a grant date fair value of $8,098,119 and
(2) one-time
restricted stock units award with a grant date fair value of $33,687,986 in connection with his commencement of employment with us in November 2021. The shares subject to the option vest over four years in equal monthly installments, and the RSUs vest over four years, with 1/16th of the RSUs vesting on February 15, 2022 and the remaining RSUs vesting in equal quarterly installments, in each case subject to continued employment with us.
Mr. Boroditsky received a
(1) one-time
stock option award with a grant date fair value of $5,158,566 and
(2) one-time
restricted stock units award with a grant date fair value of $5,131,560 in connection with his expanded role in his position as Chief Revenue Officer in October 2021. The shares subject to this option vest in 24 equal monthly installments, and the RSUs vest over two years, with 1/8th of the RSU vesting on November 15, 2021 and the remaining RSUs vesting in equal quarterly installments, in each case subject to continued employment with us.
Mr. Shipchandler also received (1) a
one-time
stock option award with a grant date fair value of $2,303,576 and (2) a one-time
restricted stock unit award with a grant date fair value of $2,231,126 in connection with this appointment as Chief Operating Officer, with vesting schedules consistent with his February 2021 awards. Mr. Wagner commenced employment with us in December 2021 and did not receive any equity awards in fiscal 2021, but was granted a new hire RSU award in January 2022 in accordance with his employment offer letter. Please see “Summary Compensation Table,” “Grants of Plan-Based Awards Table” and “Employment Agreements or Offer Letters with Named Executive Officers” below for additional information.
Stock Options
We believe that stock options provide a strong reward for growth in the market price of our common stock as their entire value depends on future stock price appreciation, as well as a strong incentive for our executive officers to remain employed with our Company as they require continued service to our Company through the vesting period. In 2021, the stock options to purchase shares of our Class A common stock that were granted by our compensation and talent management committee generally had a
10-year
term. To balance retention and incentive dynamics for the stock option grants made in February 2021, the vesting schedule for such grants were set as follows: 33% of the shares subject to the stock option vest in equal quarterly installments between the first and second anniversaries of the “vesting commencement date” (December 31, 2020), 33% of the shares subject to the stock option vest in equal quarterly installments between the second and third anniversaries of the vesting commencement date and 34% of the shares subject to the stock option vest in equal quarterly installments between the third and fourth anniversaries of the vesting commencement date, subject to continued employment through each such vesting date. The options subject to Mr. Borodistky’s October 2021 grant expire three years from the date of his separation from service due to termination by the company without Cause or by Mr. Boroditsky for Good Reason, as those terms are defined in the Boroditsky Letter (as defined below), or 10 years from the date of the grant, whichever comes first.
Stock options granted by our compensation and talent management committee to newly-hired executives generally have had a
10-year
term and generally vested as to 25% of the shares subject to the stock option on the first anniversary of the employment commencement date and 1/48 th
of the shares subject to the stock option each month thereafter for the following three years, subject to continued service through each such vesting date. Effective February 1, 2022, and applicable retrospectively to affected employees, stock options previously granted to our executive officers vest in equal monthly installments from the applicable vesting commencement date, subject to the executive’s continued employment with us. Please see “Summary Compensation Table” and “Grants of Plan-Based Awards Table” below for additional information.
Time-Based RSUs
We believe time-based RSUs also provide a strong retention incentive for our executive officers, provide a moderate reward for growth in the value of our Class A common stock and, because they use fewer shares than stock options, are less dilutive to our stockholders. In 2021, similar to the stock option grants, in order to balance retention and incentive dynamics for the time-based RSU grants that may be settled in shares of our Class A common stock, the vesting schedule for such grants were set as follows: 33% of the shares subject to the award vest in equal quarterly installments between the first and second anniversaries of the “vesting commencement date” (December 31, 2020), 33% of the shares subject to the award vest in equal quarterly installments between the second and third anniversaries of the vesting commencement date and 34% of the shares subject to the award vest in equal quarterly installments between the third and fourth anniversaries of the vesting commencement date, subject to continued employment through each such vesting date.
Time-based RSUs that may be settled in shares of our Class A common stock that were granted by our compensation and talent management committee to newly-hired executives generally vested as to 25% of the shares subject to the award on the first anniversary of the first August 15, November 15, February 15 or May 15 to occur following the employment commencement date and 1/16 th
of the shares subject to the award each quarter thereafter for the following three years, subject to continued employment through each such vesting date. Effective February 1, 2022, and applicable retrospectively to affected employees, RSUs granted to new executive officers vest in equal quarterly installments from the applicable vesting commencement date, subject to the executive’s continued employment with us.
The equity awards granted to our named executive officers in 2021 are set forth in the “Summary Compensation Table” and the “Grants of Plan-Based Awards Table” below.
Health and Welfare Benefits
Our executive officers, including our named executive officers, are eligible to receive the same employee benefits that are generally available to all of our full-time employees, subject to the satisfaction of certain eligibility requirements. These benefits include our medical, dental and vision insurance and life and disability insurance plans. In structuring these benefit plans, we seek to provide an aggregate level of benefits that are comparable to those provided by similar companies.
In addition, we maintain a
tax-qualified
Section 401(k) retirement plan that provides eligible U.S. employees with an opportunity to save for retirement on a tax-advantaged
basis. Plan participants are able to defer eligible compensation subject to the applicable annual limits set forth in the Internal Revenue

Code of 1986, as amended (the “
Code
”). In 2021, we matched 50% of the first 6% of contributions by plan participants, subject to annual contribution limits set forth in the Code. We have the ability to make discretionary contributions to the Section 401(k) plan but have not done so to date. The Section 401(k) plan is intended to be qualified under Section 401(a) of the Code with the plan’s related trust intended to be tax exempt under Section 501(a) of the Code. As a tax-qualified
retirement plan, contributions to the Section 401(k) plan and earnings on those contributions are not taxable to the employees until distributed from the Section 401(k) plan.
Perquisites and Other Personal Benefits
Currently, we do not view perquisites or other personal benefits as a significant component of our executive compensation program. Accordingly, we do not provide significant perquisites or other personal benefits to our executive officers, including our named executive officers, except as generally made available to our employees, or in situations where we believe it is appropriate to assist an individual in the performance of his or her duties, to award long-standing service to us, to make our executive officers more efficient and effective and for recruitment and retention purposes.
During 2021, none of our named executive officers received perquisites or other personal benefits that were, in the aggregate, $10,000 or more for each individual, except for Mr. Lawson, our Chief Executive Officer, for whom we paid $3,350 for our matching contributions to his Section 401(k) account in 2021, and his $280,000 filing fee under HSR, as well as $5,595 and $275,335, respectively, for the related legal fees and tax gross-up.
We believe that reimbursing our Chief Executive Officer for the HSR filing fee and its related legal fees and tax consequences was consistent with our decision to continue to compensate him almost entirely through equity-compensation arrangements. Absent this regulatory filing, our Chief Executive Officer would not be able to participate in our long-term incentive compensation program and, therefore, we determined that it was appropriate for us to reimburse him for this filing fee and any related tax liabilities.
In the future, we may provide perquisites or other personal benefits in limited circumstances. All future practices with respect to perquisites or other personal benefits will be approved and subject to periodic review by our compensation and talent management committee.
Post-Employment Compensation Arrangements
We believe that having in place reasonable and competitive post-employment compensation arrangements are essential to attracting and retaining highly qualified executive officers. In connection with our initial public offering in 2016, we adopted an executive severance plan (as amended and restated in June 2017, the “
Amended and Restated Executive Severance Plan
”) to provide more standardized severance payments and benefits to our executive officers. In March 2018, we divided our Amended and Restated Executive Severance Plan into three separate plans, which we further amended in March 2022. Our three plans currently apply to our Chief Executive Officer (the “
CEO Severance Plan
”), our key executive officers and senior vice-president level employees (the “
Key Executive Severance Plan
”, together with our CEO Severance Plan, the “
Executive Severance Plans
”) and our vice president-level employees (the “
VP Severance Plan
”). Our Chief Executive Officer participates in the CEO Severance Plan and our other named executive officers participate in the Key Executive Severance Plan.
The Executive Severance Plans, as discussed in more detail in “Potential Payments Upon Termination or Change in Control—Executive Severance Plans” below are designed to help ensure the continued service of key executive officers in the event of a potential acquisition, to provide reasonable compensation to executive officers who leave our employ under specified circumstances and to align the interests of our executive officers and our stockholders when considering our long-term future.
We believe that the severance payments and benefits provided to our executive officers under the Executive Severance Plans are appropriate in light of the post-employment compensation protections available to similarly-situated executive officers at companies in our compensation peer group and are an important component of each executive officer’s overall compensation as they help us to attract and retain our key executives who could have other job alternatives that may appear to them to be more attractive absent these protections.
We also believe that the occurrence or potential occurrence of a change in control transaction will create uncertainty regarding the continued employment of our executive officers. In order to encourage them to remain employed with us during an important time when their prospects for continued employment following the transaction are often uncertain, we provide our executive officers with the opportunity to receive additional severance protections during a change in control protection period. In addition, we provide additional payment and benefit protections if an executive officer voluntarily terminates employment with us for good reason in connection with a change in control of our Company, because we believe that a voluntary termination of employment for good reason is essentially equivalent to an involuntary termination of employment by us without cause. The primary purpose of these arrangements is to keep our most senior executive officers focused on pursuing potential corporate transactions that are in the best interests of our stockholders regardless of whether those transactions may result in their own job loss. Reasonable post-acquisition payments and benefits should serve the interests of both the executive officer and our stockholders.
To protect our Company’s interests, we require all participants of the Executive Severance Plans to sign a standard form of general release in favor of the Company prior to receiving any severance payments or benefits under the applicable plan.
In addition, under the Executive Severance Plans, all payments and benefits provided in the event of a change in control of the Company are payable only if there is a qualifying loss of employment by a named executive officer (commonly referred to as a “double-trigger” arrangement). In the case of the acceleration of vesting of outstanding equity awards, we use this double-trigger arrangement to protect against the loss of retention value following a change in control of the Company and to avoid windfalls, both of which could occur if the vesting of equity awards accelerated automatically as a result of the transaction.
We do not provide excise tax payments (or
“gross-ups”)
relating to a change in control of our Company and have no such obligations in place with respect to any of our named executive officers.
For detailed descriptions of the post-employment compensation arrangements we maintain with our named executive officers, as well as an estimate of the potential payments and benefits payable to our named executive officers under their post-employment compensation arrangements, see “Employment Agreements or Offer Letters with Named Executive Officers” and “Potential Payments Upon Termination or Change in Control” below.
Other Compensation Policies and Practices
Equity Awards Grant Policy
Under our Amended and Restated Equity Award Grant Policy, we generally grant equity awards on a regularly scheduled basis to enhance the effectiveness of our internal control over our equity award grant process and to alleviate several of the burdens related to accounting for such equity awards, as follows:

•
Any grants of equity awards made in conjunction with the hiring of a new employee or the promotion of an existing employee will be made, if at all, regularly (either monthly or quarterly) and will be effective on the date such grant is approved by our board of directors or our compensation and talent management committee or such future date as is approved by our board of directors or our compensation and talent management committee. In no event will the effective date of an equity award made in conjunction with the hiring of a new employee precede the first date of employment.

•
Any grants of equity awards to existing employees (other than in connection with a promotion) will generally be made, if at all, on an annual or quarterly basis. Any such annual or quarterly grant will be effective on the date on which such grant is approved or such future date as is approved by our board of directors or our compensation and talent management committee.

•
All equity awards will be priced on the effective date of the award. The exercise price of all stock options will be equal to the closing market price on The New York Stock Exchange of one share of our Class A common stock on the effective date of grant, or, if no closing price is reported for such date, the closing price on the last day preceding such date for which a closing price is reported. If the grant of restricted stock or of RSUs is denominated in dollars, the number of shares of restricted stock or RSUs that are granted will generally be calculated by dividing the dollar value of the approved award by the average closing market price on The New York Stock Exchange of one share of our Class A common stock over the trailing
30-day
period ending (i) five business days immediately prior to the effective date of grant for grants made pursuant to offer letters or award letters issued April 1, 2019 or later or (ii) on the last day of the month immediately prior to the month of the grant date for grants made pursuant to offer letters or award letters issued prior to April 1, 2019, with such total number of shares to be granted per recipient rounded up to the nearest whole share.

•
Our board of directors or our compensation and talent management committee may delegate to a committee comprising at least two of our executive officers all or part of the authority with respect to the granting of certain equity awards to employees (other than to such delegates), subject to certain limitations and requirements. Our board of directors and compensation and talent management committee have currently delegated authority to a subcommittee consisting of our Chief Operating Officer, Chief People Officer, Chief Legal Officer and Senior Vice President, Finance, to grant, without any further action required by the compensation and talent management committee, equity awards to all employees, except our executive officers, senior vice presidents and vice presidents. The purpose of this delegation of authority is to enhance the flexibility of equity award administration and to facilitate the timely grant of equity awards to non-management
employees, particularly new employees, within specified limits approved from time to time by the compensation and talent management committee. As part of its oversight function, the compensation and talent management committee will review the list of grants made by the subcommittee at each regularly scheduled in-person
meeting.

Death Equity Acceleration Policy
In December 2020, the compensation and talent management committee approved a policy providing that upon the termination due to death of an employee’s or non-employee
director’s employment or other service relationship with the Company or any of its subsidiaries, any then outstanding equity awards held by the individual that vest solely based on continued employment or service will automatically receive two years of supplemental vesting. The policy applies both to awards granted prior to the adoption of the policy, as well as awards granted thereafter.
Policy Prohibiting Hedging and Pledging of Equity Securities
Our Amended and Restated Insider Trading Policy prohibits our employees, including our executive officers, and the non-employee
members of our board of directors from engaging in any short sale and from buying or selling puts, calls, other derivative securities or any derivative securities that provide the economic equivalent of ownership of any of our securities or an opportunity, direct or indirect, to profit from any change in the value of our securities or engage in any other hedging transaction with respect to our securities, at any time. In addition, our Insider Trading Policy prohibits our employees, including our executive officers, and the non-employee
members of our board of directors from using our securities as collateral in a margin account or from pledging our securities as collateral for a loan.

Stock Ownership Policy
To further align the interests of our executive officers with those of our stockholders and to promote a long-term perspective in managing our Company, in April 2018, we adopted a stock ownership policy for our Chief Executive Officer and executive officers subject to Section 16 of the Exchange Act (“
Section
 16 Officers
”), including each of our named executive officers. We amended and restated this stock ownership policy in September 2020 and in March 2022. In March 2022, we revised the stock ownership policy to, among other things, increase the salary-multiple for our named executive officers (other than our Chief Executive Officer) from one time to three times his or her annual base salary, eliminate pre-established
share number thresholds, and eliminate vested but unexercised in-the-money
options from the share ownership calculation.
Our stock ownership policy, as amended, requires each named executive officer to acquire and hold a number of shares of our common stock equal in value to a multiple of such named executive officer’s annual base salary until he or she ceases to be our Chief Executive Officer or a Section 16 Officer, as applicable. The multiple for our Chief Executive Officer is six times his annual base salary and the multiple for our other named executive officers is three times his or her annual base salary. For purposes of our stock ownership policy, we only count directly and beneficially owned shares, including shares purchased through our 2016 Employee Stock Purchase Plan (as amended and restated, the “
ESPP
”) or Section 401(k) Plan, if applicable, and shares underlying vested RSUs that are held or deferred. Each named executive officer has five years from the later of his or her designation as our Chief Executive Officer or Section 16 Officer, as applicable, or from the original effective date of the policy to obtain the required ownership level.
Compensation Recovery Policy
We intend to adopt a compensation recovery (“clawback”) policy once the SEC adopts final rules implementing the requirement of Section 954 of the Dodd-Frank Wall Street Reform and Consumer Protection Act.
Tax and Accounting Considerations
Deductibility of Executive Compensation
Under Section 162(m) of the Internal Code (“
Section
 162(m)
”), compensation paid to each of the Company’s “covered employees” that exceeds $1 million per taxable year is generally non-deductible.
Although our compensation and talent management committee will continue to consider tax implications as one factor in determining executive compensation, it also looks at other factors in making its decisions and retains the flexibility to provide compensation for our executive officers in a manner consistent with the goals of our executive compensation program and the best interests of our stockholders, which may include providing for compensation that is not deductible by us due to the deduction limit under Section 162(m).
Taxation of “Parachute” Payments
Sections 280G and 4999 of the Code provide that executive officers and directors who hold significant equity interests and certain other service providers may be subject to significant additional taxes if they receive payments or benefits in connection with a change in control of the Company that exceeds certain prescribed limits, and that the Company (or a successor) may forfeit a deduction on the amounts subject to this additional tax. We have not agreed to provide any executive officer, including any named executive officer, with a
“gross-up”
or other reimbursement payment for any tax liability that the executive officer might owe as a result of the application of Sections 280G or 4999 of the Code.

Section 409A of the Internal Revenue Code
Section 409A of the Code imposes additional significant taxes in the event that an executive officer, director or service provider receives “deferred compensation” that does not satisfy the requirements of Section 409A of the Code. Although we do not maintain a traditional nonqualified deferred compensation plan for our executive officers, Section 409A of the Code does apply to certain severance arrangements, bonus arrangements and equity awards, and we have structured all such arrangements and awards in a manner to either avoid or comply with the applicable requirements of Section 409A of the Code. For our non-employee
directors, we provide a
Non-Employee
Directors’ Deferred Compensation Program, which has been structured to comply with the applicable requirements of Section 409A of the Code.
Accounting for Stock-Based Compensation
We follow the Financial Accounting Standard Board’s Accounting Standards Codification Topic 718 (“
FASB ASC Topic 718
”) for our stock-based compensation awards. FASB ASC Topic 718 requires us to measure the compensation expense for all share-based payment awards made to our employees and non-employee
members of our board of directors, including options to purchase shares of our common stock and other stock awards, based on the grant date fair value of these awards. This cost is recognized as an expense following the straight-line attribution method over the requisite service period. This calculation is performed for accounting purposes and reported in the executive compensation tables required by the federal securities laws, even though the recipient of the awards may never realize any value from such awards.
Compensation Risk Assessment
In consultation with management and Compensia, our compensation and talent management committee’s independent compensation consultant, in March 2021, our compensation and talent management committee assessed our compensation plans, policies and practices for named executive officers and other employees and concluded that they do not create risks that are reasonably likely to have a material adverse effect on us. This risk assessment included, among other things, a review of our cash and equity incentive-based compensation plans to ensure that they are aligned with our performance goals and overall target total direct compensation to ensure an appropriate balance between fixed and variable pay components. Our compensation and talent management committee conducts this assessment annually.
Compensation and Talent Management Committee Report
Our compensation and talent management committee has reviewed and discussed the section titled “Compensation Discussion and Analysis” with management. Based on such review and discussion, our compensation and talent management committee has recommended to the board of directors that the section titled “Compensation Discussion and Analysis” be included in this Amendment No.1 to our Annual Report on Form
10-K
for the fiscal year ended December 31, 2021.
Respectfully submitted by the members of our compensation and talent management committee of the board of directors:
Compensation and Talent Management Committee
Elena Donio (Chairperson)
Jeffrey Immelt
Deval Patrick

Summary Compensation Table
The following table provides information regarding the total compensation, for services rendered in all capacities, that was paid to or earned by our named executive officers during the fiscal years ended December 31, 2019, 2020 and 2021.

Name and principal position	Year	Salary ($)	Bonus ($)	Stock awards ($) (1)		Option awards ($) (1)		Non-equity incentive compensation ($)		All other compensation ($)		Total ($)
Jeff Lawson	2021	133,990		6,926,889		7,000,586		—		564,280	(2)	14,625,745
Chief Executive Officer and Chairperson	2020	133,700	—	6,753,009		6,741,058		—		159,105	(3)	13,786,872
	2019	133,700	—	5,670,863		6,068,675		—		419,338	(4)	12,292,576

Khozema Shipchandler (5)	2021	744,362	—	5,909,608	(6)	6,021,278	(6)	—		6,736	(2)	12,682,764
Chief Operating Officer and Principal Financial Officer	2020	622,465	—	3,452,811		3,446,740		—		8,525	(3)	7,530,541
	2019	567,000	—	—		—		—		7,000	(4)	574,000

Eyal Manor (7)	2021	86,538	—	33,687,986	(8)	8,098,119	(8)	—		2,077	(2)	41,874,814
Chief Product Officer

Marc Boroditsky (9)	2021	473,600	—	7,737,831		7,765,427		597,503	(10)	6,777	(2)	16,581,138
Chief Revenue Officer

Dana R. Wagner (11)	2021	11,538	250,000	—		—		—		—		261,569
Chief Legal Officer

George Hu	2021	735,681	—	3,678,482		3,717,702		—		4,845	(2)	8,137,490
Former Chief Operating Officer	2020	669,358	—	3,445,617		3,439,574		—		9,650	(3)	7,564,199
	2019	610,000	—	3,780,539		4,045,783		—		7,696	(4)	8,444,018

Chee Chew (12)	2021	205,515	—	3,678,482	(13)	3,717,702	(13)	—		4,845	(2)	7,606,825
Former Chief Product Officer	2020	460,869	—	4,292,780		4,285,209		—		10,357	(3)	9,049,215
	2019	395,769	—	9,445,072		13,787,047		—		7,000	(4)	23,634,888

(1)
The amounts reported in this column represent the aggregate grant date fair value of the RSUs or stock options, as applicable, awarded to the named executive officers in the fiscal years ended December 31, 2019, 2020 and 2021, as applicable, calculated in accordance with FASB ASC Topic 718. Such aggregate grant date fair values do not take into account any estimated forfeitures related to service-vesting conditions. The valuation assumptions used in determining such amounts are described in the Notes to our Consolidated Financial Statements included in our Annual Report on Form
10-K
filed with the SEC on February 22, 2022. The amounts reported in this column reflect the accounting cost for RSUs or stock options, as applicable, and do not correspond to the actual economic value that may be received by the named executive officers upon the vesting or settlement of the RSUs or upon exercise of the stock options or sale of the shares of common stock underlying such stock options.

(2)
For Mr. Lawson, consists of a reimbursement from us for a $280,000 filing fee incurred under HSR related to Mr. Lawson’s stock ownership and $5,595 and $275,335, respectively, for the related legal fees and tax gross-up,
as well as $3,350 for our matching contributions to his Section 401(k) account in 2021. For Messrs. Shipchandler, Manor, Boroditsky, Hu and Chew, consists of our Section 401(k) matching contributions to their respective Section 401(k) accounts in 2021.

(3)
For Mr. Lawson, consists of $113 for supplemental long-term disability insurance premiums, $3,358 for our matching contributions to his Section 401(k) account in 2020, $600 for a work from home stipend and $155,034 for personal security costs related to increased potential unrest around the 2020 presidential election. For Mr. Shipchandler, consists of $300 for supplemental long-term disability insurance premiums, $7,365 for our matching contributions to his Section 401(k) account in 2020, $600 for a work from home stipend, $200 for a tax related stipend and $60 for a gym and wellness reimbursement. For Mr. Hu, consists of $300 for supplemental long-term disability insurance premiums, $8,550 for our matching contributions to his Section 401(k) account in 2020, $600 for a work from home stipend and $200 for a tax related stipend. For Mr. Chew, consists of $300 for supplemental long-term disability insurance premiums, $8,550 for our matching contributions to his Section 401(k) account in 2020, $600 for a work from home stipend, $200 for a tax related stipend and $707 for a trip related reward payment.

(4)
For Mr. Lawson, consists of a reimbursement from us for a $280,000 filing fee incurred under HSR related to Mr. Lawson’s stock ownership, $6,723 and $128,517, respectively, for the related legal fees and tax gross-up,
$730 for supplemental long-term disability insurance premiums, as well as $3,368 for our matching contributions to his Section 401(k) account in 2019. For Mr. Shipchandler, consists of $7,000 for our matching contributions to his Section 401(k) account in 2019. For Mr. Hu, consists of $696 for supplemental long-term disability insurance premiums, as well as $7,000 for our matching contributions to his Section 401(k) account in 2019. For Mr. Chew, consists of $7,000 for our matching contributions to his Section 401(k) account in 2019.

(5)	The table reflects Mr. Shipchandler’s increased base salary and additional equity awards in connection with his appointment as Chief Operating Officer in October 2021.

(6)
This amount includes
one-time
equity awards in connection with Mr. Shipchandler’s appointment as Chief Operating Officer as follows: (a) RSUs with a grant date fair value of $2,231,126 and (b) options with a grant date fair value of $2,303,576.

(7)
Mr. Manor was appointed our Chief Product Officer effective November 15, 2021 and an executive officer effective December 15, 2021. He was not employed by us in 2019 and 2020. Mr. Manor’s 2021 base salary was prorated to his employment start date.

(8)	This amount reflects a one-time new hire equity award pursuant to Mr. Manor’s employment offer letter. For more information, see “Grants of Plan-Based Awards Table” below.

(9)	Mr. Boroditsky was appointed an executive officer effective December 15, 2021 and was not a named executive officer in 2019 and 2020.

(10)	This amount reflects commissions Mr. Boroditsky received in 2021 pursuant to our Sales Commission Plan.

(11)
Mr. Wagner was appointed our Chief Legal Officer effective December 2021 and an executive officer effective December 15, 2021. He was not employed by us in 2019 and 2020. Mr. Wagner received a one-time
sign-on
bonus of $250,000, and his 2021 base salary was prorated to his employment start date.

(12)
Mr. Chew was appointed our Chief Product Officer on January 14, 2019 and resigned effective May 17, 2021. Mr. Chew’s 2019 and 2021 base salaries were prorated for the portion of 2019 and 2021, respectively, during which he was employed by us.

(13)	All equity awards granted to Mr. Chew in fiscal year 2021 were forfeited upon his resignation in May 2021.
Grants of Plan-Based Awards Table
The following table sets forth certain information with respect to all plan-based awards granted to our named executive officers during the fiscal year ended December 31, 2021.

			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#)		All Other Option Awards: Number of Securities Underlying Options (#)		Exercise or Base Price of Option Awards ($/sh)	Grant Date Fair Value of Stock and Option Awards ($) (1)
Name	Type of Award	Grant Date	Threshold ($)	Target ($)	Maximum ($)
Jeff Lawson	Time-Based Stock Option	2/25/2021	—	—	—	—		34,132	(2)	377.59	7,000,586
	Time-Based RSUs	2/25/2021	—	—	—	18,345	(3)	—		—	6,926,889
Khozema Shipchandler	Time-Based Stock Option	2/25/2021	—	—	—	—		18,126	(2)	377.59	3,717,702
	Time-Based RSUs	2/25/2021	—	—	—	9,742	(3)	—		—	3,678,482
	Time-Based Stock Option	11/11/2021	—	—	—	—		13,565	(2)	298.00	2,303,576
	Time-Based RSUs	11/11/2021	—	—	—	7,487	(3)	—		—	2,231,126
Eyal Manor	Time-Based Stock Option	12/20/2021	—	—	—	—		54,428	(2)	268.55	8,098,119
	Time-Based RSUs	12/20/2021	—	—	—	125,444	(3)	—		—	33,687,986
Marc Boroditsky	Time-Based Stock Option	4/20/2021	—	—	—	—		12,821	(2)	367.65	2,606,861
	Time-Based RSUs	4/20/2021	—	—	—	7,089	(3)	—		—	2,606,271
	Time-Based Stock Option	11/11/2021	—	—	—	—		32,373	(2)	298.00	5,158,566
	Time-Based RSUs	11/11/2021	—	—	—	17,220	(3)	—		—	5,131,560
Dana R. Wagner (4)	—	—	—	—	—	—		—		—	—
George Hu	Time-Based Stock Option	2/25/2021	—	—	—	—		18,126	(2)	377.59	3,717,702
	Time-Based RSUs	2/25/2021	—	—	—	9,742	(3)	—		—	3,678,482
Chee Chew (5)	Time-Based Stock Option	2/25/2021	—	—	—	—		18,126	(2)	377.59	3,717,702
	Time-Based RSUs	2/25/2021	—	—	—	9,742	(3)	—		—	3,678,482

(1)
The amounts reported in this column represent the aggregate grant date fair value of the RSUs and stock options, as applicable, granted to the named executive officer in the fiscal year ended December 31, 2021, calculated in accordance with FASB ASC Topic 718. Such aggregate grant date fair values do not take into account any estimated forfeitures related to service-vesting conditions. The valuation assumptions used in determining such amounts are described in the Notes to our Consolidated Financial Statements included in our Annual Report on Form
10-K
filed with the SEC on

February 22, 2022. The amounts reported in this column do not correspond to the actual economic value that may be received by the named executive officers upon the vesting or settlement of the RSUs or the exercise of the stock options or sale of the shares of common stock underlying such stock options, as applicable.

(2)	The stock options are subject to time-based vesting, as described in the footnotes to the “Outstanding Equity Awards at Fiscal Year-End Table” below.

(3)	The RSUs are subject to time-based vesting, as described in the footnotes to the “Outstanding Equity Awards at Fiscal Year-End Table” below.

(4)
Mr. Wagner was appointed our Chief Legal Officer effective December 2021 and did not receive any equity awards in 2021. Mr. Wagner was granted a new hire RSU award in January 2022 in accordance with his employment offer letter. Please see “Employment Agreements or Offer Letters with Named Executive Officers” below for additional information.

(5)	All equity awards granted to Mr. Chew in fiscal year 2021 were forfeited upon his resignation in May 2021.
Outstanding Equity Awards at Fiscal
Year-End
Table
The following table sets forth information regarding outstanding equity awards held by our named executive officers as of December 31, 2021. Except as described below, all stock options and RSUs are subject to certain vesting acceleration provisions as provided in the applicable Executive Severance Plan.

		Option Awards (1)(2)								Stock Awards (1)(2)
Name	Grant date	Number of securities underlying unexercised options (#) exercisable		Number of securities underlying unexercised options (#) unexercisable		Equity incentive plan awards: number of securities underlying unexercised unearned options (#)	Option exercise price ($) (3)	Option expiration date		Number shares or units of stock that have not vested (#)		Market value of shares or units of stock that have not vested ($) (4)
Jeff Lawson	12/31/2015	316,667	(5)	—		—	10.09	12/30/2025		—		—
	2/10/2017	163,890	(5)	—		—	31.96	2/9/2027		—		—
	2/20/2018	195,106		8,483	(6)	—	33.01	2/19/2028		—		—
	1/31/2019	73,798		36,899	(7)	—	111.32	1/30/2029		—		—
	2/22/2020	37,873		76,894	(8)	—	117.94	2/21/2030		—		—
	2/25/2021	—		34,132	(9)	—	377.59	2/24/2031		—		—
	2/20/2018	—		—		—	—	—		6,363	(10)	1,675,632
	1/31/2019	—		—		—	—	—		16,981	(11)	4,471,777
	2/22/2020	—		—		—	—	—		38,363	(12)	10,102,512
	2/25/2021	—		—		—	—	—		18,345	(13)	4,830,972
Khozema Shipchandler	11/01/2018	5,181		36,667	(14)	—	76.63	10/31/2028		—		—
	2/22/2020	4,841		39,317	(8)	—	117.94	2/21/2030		—		—
	2/25/2021	—		18,126	(9)	—	377.59	2/24/2031		—		—
	11/11/2021	—		13,565	(15)	—	298.00	11/11/2031		—		—
	11/01/2018	—		—		—	—	—		27,721	(16)	7,300,048
	2/22/2020	—		—		—	—	—		19,615	(12)	5,165,414
	2/25/2021	—		—		—	—	—		9,742	(13)	2,565,458
	11/11/2021	—		—		—	—	—		7,487	(17)	1,971,627
Eyal Manor	12/20/2021	—		54,428	(18)	—	268.55	12/20/2031		—		—
	12/20/2021	—		—		—	—	—		125,444	(19)	33,034,423
Marc Boroditsky	3/12/2015	46,250	(5)	—		—	7.07	3/11/2025		—		—
	4/20/2018	20,533		2,621	(20)	—	41.22	4/19/2028		—		—
	2/20/2019	17,580		7,240	(21)	—	116.30	2/19/2029		—		—
	2/20/2020	8,943		10,571	(22)	—	126.71	2/20/2030		—		—
	4/20/2021	2,713		10,108	(23)	—	367.65	4/20/2031		—		—
	11/11/2021	1,348		31,025	(24)	—	298.00	11/11/2031	(24)	—		—
	4/20/2018	—		—		—	—	—		1,573	(25)	414,234
	2/20/2019	—		—		—	—	—		3,572	(26)	940,650
	2/20/2020	—		—		—	—	—		5,476	(27)	1,442,050
	8/20/2020	—		—		—	—	—		24,210	(28)	6,375,461
	4/20/2021	—		—		—	—	—		5,759	(29)	1,516,575
	11/11/2021	—		—		—	—	—		15,068	(30)	3,968,007

		Option Awards (1)(2)						Stock Awards (1)(2)
Name	Grant date	Number of securities underlying unexercised options (#) exercisable		Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: number of securities underlying unexercised unearned options (#)	Option exercise price ($) (3)	Option expiration date	Number shares or units of stock that have not vested (#)		Market value of shares or units of stock that have not vested ($) (4)
Dana R. Wagner (31)	—	—		—	—	—	—	—		—
George Hu	2/20/2018	2,005	(5)	—	—	33.01	2/19/2028	—		—
	1/31/2019	24,599	(5)	—	—	111.32	1/30/2029	—		—
	2/22/2020	4,831	(5)	—	—	117.94	2/21/2030	—		—
	2/25/2021	—		—	—	377.59	2/24/2031	—		—
	02/20/2018	—		—	—	—	—	6,014	(10)	1,583,727
	02/21/2018	—		—	—	—	—	3,007	(10)	791,863
	01/31/2019	—		—	—	—	—	11,321	(11)	2,981,272
	02/22/2020	—		—	—	—	—	19,575	(12)	5,154,881
	02/25/2021	—		—	—	—	—	9,742	(13)	2,565,458
Chee Chew (32)	—	—		—	—	—	—	—		—

(1)
Equity awards granted prior to June 21, 2016 were granted pursuant to our 2008 Stock Option Plan (as amended and restated, the “2008 Plan”). Each stock option under the 2008 Plan is immediately exercisable. Equity awards granted on or after June 21, 2016 were granted pursuant to our 2016 Stock Option and Incentive Plan (as amended and restated, the “2016 Plan”).

(2)
Unless otherwise described in the footnotes below, the vesting of each equity award on a vesting date is subject to the applicable named executive officer’s continued employment with the Company through such vesting date.

(3)	This column represents the fair market value of a share of our common stock on the date of the grant, as determined by the administrator of our 2008 Plan or 2016 Plan, as applicable.

(4)
This column represents the aggregate fair market value of the shares underlying the RSUs as of December 31, 2021, based on the closing price of our Class A common stock, as reported on The New York Stock Exchange, of $263.34 per share on December 31, 2021.

(5)	The shares subject to the stock option are fully vested.

(6)
The shares subject to the stock option vest as follows: 1/48th of the shares vested on March 15, 2018 and the remaining shares subject to the option vest in equal monthly installments over the following four years.

(7)
The shares subject to the stock option vest as follows: 33% of the shares subject to the stock option vested on December 31, 2020, 33% of the shares subject to the stock option vest on December 31, 2021 and 34% of the shares subject to the stock option vest on December 31, 2022.

(8)
The shares subject to the stock option vest as follows: 33% of the shares subject to the stock option shall vest in equal quarterly installments between the first and second anniversaries of December 31, 2019, 33% of the shares subject to the stock option shall vest in equal quarterly installments between the second and third anniversaries of December 31, 2019 and 34% of the shares subject to the stock option shall vest in equal quarterly installments between the third and fourth anniversaries of December 31, 2019.

(9)
The shares subject to the stock option vest as follows: 33% of the stock option shall vest in equal quarterly installments between the first and second anniversaries of December 31, 2020, 33% of the stock option shall vest in equal quarterly installments between the second and third anniversaries of December 31, 2020 and 34% of the stock option shall vest in equal quarterly installments between the third and fourth anniversaries of December 31, 2020.

(10)	The RSUs vest as follows: 1/16th of the RSUs vested on May 15, 2018 and 1/16th of the RSUs vest quarterly for the next 15 quarters on August 15, November 15, February 15 and May 15, as applicable.

(11)	The RSUs vest as follows: 33% of the RSUs vested on December 31, 2020, 33% of the RSUs shall vest on December 31, 2021 and 34% of the RSUs shall vest on December 31, 2022.

(12)
The RSUs vest as follows: 33% of the RSUs shall vest in equal quarterly installments between the first and second anniversaries of December 31, 2019, 33% of the RSUs shall vest in equal quarterly installments between the second and third anniversaries of December 31, 2019 and 34% of the RSUs shall vest in equal quarterly installments between the third and fourth anniversaries of December 31, 2019.

(13)
The RSUs shall vest as follows: 33% shall vest in equal quarterly installments between the first and second anniversaries of December 31, 2020, 33% shall vest in equal quarterly installments between the second and third anniversaries of

December 31, 2020 and 34% shall vest in equal quarterly installments between the third and fourth anniversaries of December 31, 2020.

(14)
The shares subject to the stock option vest as follows: 25% of the shares subject to the stock option vested on November 1, 2019, and the remaining shares subject to the stock option vest in equal monthly installments over the following three years.

(15)
The shares subject to the stock option vest as follows: 33% of the stock option shall vest in equal quarterly installments between the first and second anniversaries of December 31, 2021, 33% of the stock option shall vest in equal quarterly installments between the second and third anniversaries of December 31, 2021 and 34% of the stock option shall vest in equal quarterly installments between the third and fourth anniversaries of December 31, 2021.

(16)
The RSUs vest as follows: 25% of the RSUs vested on November 15, 2019 and the remaining RSUs vest in equal quarterly installments over the following three years, in each case on February 15, May 15, August 15 and November 15, as applicable.

(17)
The RSUs shall vest as follows: 33% shall vest in equal quarterly installments between the first and second anniversaries of December 31, 2021, 33% shall vest in equal quarterly installments between the second and third anniversaries of December 31, 2021 and 34% shall vest in equal quarterly installments between the third and fourth anniversaries of December 31, 2021.

(18)
The shares subject to the option vest as follows: 3/48th of the option shall vest on February 15, 2022 and the remaining shares subject to the option shall vest in equal monthly installments over the remaining 45 months.

(19)
The RSUs vest as follows: 1/16th of the RSUs shall vest on February 15, 2022 and the remaining RSUs shall vest in equal quarterly installments on February 15, May 15, August 15 and November 15, as applicable, for the remaining 15 quarters.

(20)
This award originally represented an option to purchase 25,154 shares, of which 2,000 options have been exercised. The shares subject to this option vest in 48 equal monthly installments, with the first installment on June 15, 2018.

(21)	The shares subject to this option vest in 48 equal monthly installments, with the first installment on March 15, 2019.

(22)	The shares subject to this option vest in 48 equal monthly installments, with the first installment on March 15, 2020.

(23)	The shares subject to this option vest as follows: 3/48th shall vest on May 15, 2021 and the remaining options shall vest in equal installments over the remaining 45 months.

(24)
The shares subject to this option vest in 24 equal monthly installments, with the first installment on December 11, 2021. The deadline to exercise the options is three years from the date of separation from service due to termination by the company without cause or by Mr. Boroditsky for good reason, as such terms are defined in the Boroditsky Letter (defined below), or 10 years from the date of the grant, whichever comes first.

(25)	The RSUs vest as follows: 1/48th of the RSUs shall vest on June 15, 2018 and the remaining RSUs shall vest in equal monthly installments over the following four years.

(26)	The RSUs vest as follows: 1/48th of the RSUs shall vest on March 15, 2019 and the remaining RSUs shall vest in equal monthly installments over the following four years.

(27)	The RSUs vest as follows: 1/48th of the RSUs shall vest on March 15, 2020 and the remaining RSUs shall vest in equal monthly installments over the following four years

(28)	The RSUs vest as follows: 1/48th of the RSUs shall vest on September 15, 2020 and the remaining RSUs shall vest in equal monthly installments over the following four years.

(29)	The RSUs vest as follows: 1/48th of the RSUs shall vest on March 15, 2021 and the remaining RSUs shall vest in equal monthly installments over the following four years.

(30)
The RSUs vest as follows: 1/8th of the RSU shall vest on November 15, 2021 and the remaining RSUs shall vest in equal quarterly installments on February 15, May 15, August 15 and November 15 over the remaining two years.

(31)	Mr. Wagner was appointed our Chief Legal Officer effective December 13, 2021 and had no outstanding equity awards as of December 31, 2021.

(32)	Mr. Chew resigned in May 2021 and had no outstanding equity awards as of December 31, 2021.

Option Exercises and Stock Vested Table
The following table presents, for each of our named executive officers, the shares of our common stock that were acquired upon the exercise of stock options and vesting of RSUs and the related value realized during the fiscal year ending December 31, 2021.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($) (1)(2)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($) (1)(3)
Jeff Lawson	—	—	64,963	21,159,499
Khozema Shipchandler	49,994	13,189,362	37,382	12,867,199
Eyal Manor (4)	—	—	—	—
Marc Boroditsky	—	—	29,957	10,375,087
Dana R. Wagner (4)	—	—	—	—
George Hu	744,735	186,370,597	63,290	21,518,443
Chee Chew	146,639	38,308,200	13,154	4,693,529

(1)
These values assume that the fair market value of the Class B common stock underlying certain of the stock options and RSUs, which is not listed or approved for trading on or with any securities exchange or association, is equal to the fair market value of our Class A common stock. Each share of Class B common stock is convertible into one share of Class A common stock at any time at the option of the holder or upon certain transfers of such shares.

(2)
The aggregate value realized upon the exercise of a stock option represents the difference between the aggregate market price of the shares of our Class A common stock, exercised on the date of exercise and the aggregate exercise price of the stock option.

(3)
The aggregate value realized upon the vesting and settlement of the RSUs represents the aggregate market price of the shares of our Class A common stock or Class B common stock (which is assumed to be equal to our Class A common stock as described in footnote (1) above), as applicable, that vested on the date of settlement.

(4)	Messrs. Manor and Wagner joined us in 2021 and have not vested in any equity awards.
Employment Agreements or Offer Letters with Named Executive Officers
We have entered into employment offer letters or promotion letters with each of our named executive officers, except our Chief Executive Officer, in connection with his or her employment with us that provide for, among other things, annual base salary and grants of equity awards. For a summary of the material terms and conditions of these arrangements, as well as an estimate of the potential payments and/or benefits payable to our named executive officers under these arrangements, see the description below and the section titled “Potential Payments Upon Termination or Change in Control” below.
Jeff Lawson
We have not entered into an employment offer letter or employment agreement with Mr. Lawson.
Khozema Shipchandler
On August 22, 2018, we entered into an employment offer letter with Mr. Shipchandler, who then served as our Chief Financial Officer. The employment offer letter provided for Mr. Shipchandler’s
“at-will”
employment and set forth his initial annual base salary and an initial stock option and RSU grant, as well as his eligibility to participate in our benefit plans generally. Mr. Shipchandler is subject to our standard employment, confidential information, invention assignment and arbitration agreement. Effective October 27, 2021, Mr. Shipchandler was appointed Chief Operating Officer. In connection therewith, the compensation and talent management committee of the board of directors approved an increase to Mr. Shipchandler’s base salary and stock option and RSU awards, as further described under “2021 Summary Compensation Table” and “Grants of Plan-Based Awards Table.” No other changes were made to Mr. Shipchandler’s existing compensatory or severance arrangements.
Eyal Manor
On October 8, 2021, we entered into an employment offer letter with Mr. Manor, who currently serves as our Chief Product Officer. The employment offer letter provided for Mr. Manor’s
“at-will”
employment and set forth his initial annual base salary and an initial RSU and option grant, as well as his eligibility to participate in our benefit plans generally. Mr. Manor is subject to our standard employment, confidential information, invention assignment and arbitration agreement.
Dana R. Wagner
On October 5, 2021, we entered into an employment offer letter with Mr. Wagner, who currently serves as our Chief Legal Officer. The employment offer letter provided for Mr. Wagner’s
“at-will”
employment and set forth his initial annual base salary,
sign-on
bonus, and initial RSU award, which was granted in January 2022, as well as his eligibility to participate in our benefit plans generally. Mr. Wagner is subject to our standard employment, confidential information, invention assignment and arbitration agreement.
Marc Boroditsky
On October 25, 2021, we entered into a promotion letter with Mr. Boroditsky in connection with his expanded role in his position as our Chief Revenue Officer (“
Boroditsky Letter
”). The promotion letter provided for Mr. Boroditsky’s
“at-will”
employment and set forth his annual base salary and stock option and RSU grants, as well as his eligibility to participate in our benefit plans generally. Mr. Boroditsky is subject to our standard employment, confidential information, invention assignment and arbitration agreement.
George Hu
Mr. Hu resigned as Chief Operating Officer effective October 27, 2021, following which he remained at the Company as a strategic advisor to help with the transition until January 3, 2022. Mr. Hu’s then-current salary, benefits and stock option and restricted stock unit award vesting schedules remained in effect until January 3, 2022.
Potential Payments Upon Termination or Change in Control
Executive Severance Plans
We maintain three separate executive severance plans (i.e., the Chief Executive Officer Severance Plan and Key Executive Severance Plan, collectively the “
Executive Severance Plans
,” and the VP Severance Plan). We do not provide for any severance or change in control payments or benefits in our named executive officers’ employment offer letters (except for limited vesting acceleration provisions in our Chief Revenue Officer’s promotion letter). Each of our named executive officers, including our Chief Executive Officer and Chief Operating Officer and Principal Financial Officer, is a participant in the applicable Executive Severance Plan, as further described below. The Executive Severance Plans provide for certain payments and benefits in the event of a termination of employment, including an involuntary termination of employment in connection with a change in control of the Company.

Our Executive Severance Plans provide that upon a termination of employment by us for any reason other than for “
cause
” (as defined in the applicable Executive Severance Plan), death or disability outside of the change in control period (i.e., the period beginning three months prior to and ending 12 months after, a “
change in control
,” as defined in the applicable Executive Severance Plan), an eligible participant will be entitled to receive, subject to the execution and delivery of an effective release of claims in our favor, (i) a lump sum cash payment equal to nine months of base salary for our Chief Executive Officer, and six months of base salary for our other named executive officers, and (ii) a monthly cash payment for up to nine months for our Chief Executive Officer and up to six months for our other named executive officers equal to the monthly contribution we would have made to provide health insurance to the named executive officer if he or she had remained employed by us. Pursuant to the CEO Severance Plan, our Chief Executive Officer is also entitled to such benefits upon a resignation of employment for “
good reason
” (as defined in the CEO Severance Plan) outside of the change in control period. In addition, upon a (i) termination of employment by us other than due to cause, death or disability or (ii) a resignation of employment for “
good reason
”, in each case, outside of the change in control period, our Chief Executive Officer will be entitled to 12 months of acceleration of vesting for outstanding and unvested time-based equity awards.
The Executive Severance Plans also provide that upon a (i) termination of employment by us other than due to cause, death or disability or (ii) a resignation of employment for “
good reason
” (as defined in the applicable Executive Severance Plan), in each case, within the change in control period, an eligible participant will be entitled to receive, in lieu of the payments and benefits above and subject to the execution and delivery of an effective release of claims in our favor, (1) a lump sum cash payment equal to 18 months of base salary for our Chief Executive Officer and 12 months of base salary for our other named executive officers, (2) a monthly cash payment for up to 18 months for our Chief Executive Officer and up to 12 months for our other named executive officers equal to the monthly contribution we would have made to provide health insurance to the named executive officer if he or she had remained employed by us, and (3) full accelerated vesting of all outstanding and unvested equity awards held by our named executive officers; provided, that the performance conditions applicable to any stock-based awards subject to performance conditions will be deemed satisfied at the target level specified in the terms of the applicable award agreement.
The payments and benefits provided under the Executive Severance Plans in connection with a change in control may not be eligible for a federal income tax deduction by us pursuant to Section 280G of the Code. These payments and benefits may also subject an eligible participant, including the named executive officers, to an excise tax under Section 4999 of the Code. If the payments or benefits payable to an eligible participant in connection with a change in control would be subject to the excise tax imposed under Section 4999 of the Code, then those payments or benefits will be reduced if such reduction would result in a higher net after-tax
benefit to him or her.
Other Change in Control and Severance Arrangements
The following table presents information concerning estimated payments and benefits that would be provided in the circumstances described above for each of the named executive officers who were serving as named executive officers as of the end of the fiscal year ending December 31, 2021. Messrs. Hu and Chew resigned as of October 27, 2021 and May 17, 2021, respectively, and received no compensation in connection with their terminations.

The payments and benefits set forth below are estimated assuming that the termination or change in control event occurred on the last business day of our fiscal year ending December 31, 2021 using the closing market price of our stock on that date. Actual payments and benefits could be different if such events were to occur on any other date or at any other price or if any other assumptions are used to estimate potential payments and benefits.

	Qualifying Termination Not in Connection with a Change in Control (1)							Qualifying Termination in Connection with a Change in Control (2)
Name	Cash Severance ($)		Continued Benefits ($)		Equity Acceleration ($) (3)(4)		Total ($)	Cash Severance ($)		Continued Benefits ($)		Equity Acceleration ($) (3)(5)	Total ($)
Jeff Lawson	100,500	(6)	14,306	(7)	25,787,225	(8)	25,902,030	201,000	(9)	28,611	(10)	39,824,557	40,054,168
Khozema Shipchandler	550,000	(11)	9,367	(12)	—		559,367	1,100,000	(13)	18,733	(14)	29,565,334	30,684,067
Eyal Manor	450,000	(11)	711	(12)	—		450,711	900,000	(13)	1,422	(14)	33,034,423	33,935,845
Marc Boroditsky	250,000	(11)	9,673	(12)	—		259,673	500,000	(13)	19,346	(14)	17,748,040	18,267,368
Dana R. Wagner	300,000	(11)	332	(12)	—		300,332	600,000	(13)	665	(14)	—	600,665

(1)
A “qualifying termination” means a termination other than due to cause, death or disability (or a resignation for good reason, for Mr. Lawson) and “not in connection with a change in control” means outside of the change in control period.

(2)
A “qualifying termination” means a termination other than due to cause, death or disability or a resignation for good reason and “in connection with a change in control” means within the change in control period. Assumes that in connection with the change in control, outstanding equity awards would have otherwise been assumed, substituted or continued by the successor entity.

(3)
Represents the market value of the shares underlying the stock options and RSUs as of December 31, 2021, based on the closing price of our Class A common stock, as reported on The New York Stock Exchange, of $263.34 per share on December 31, 2021.

(4)
See “—Other Compensation Policies and Practices—Death Equity Acceleration Policy” which discusses the treatment of equity awards upon the termination due to death of an employee’s or non-employee
director’s employment or other service relationship with the Company or any of its subsidiaries.

(5)	Represents acceleration of vesting of 100% of the total number of shares underlying outstanding and unvested stock options and RSUs.

(6)	Represents nine months of our Chief Executive Officer’s annual base salary.

(7)	Represents nine months of our contribution towards health insurance, based on our actual costs to provide health insurance to our Chief Executive Officer immediately prior to termination.

(8)	Represents 12 months of accelerated vesting for outstanding and unvested time-based equity awards.

(9)	Represents 18 months of our Chief Executive Officer’s annual base salary.

(10)	Represents 18 months of our contribution towards health insurance, based on our actual costs to provide health insurance to our Chief Executive Officer immediately prior to termination.

(11)	Represents six months of the applicable named executive officer’s annual base salary.

(12)	Represents six months of our contribution toward health insurance, based on our actual costs to provide health insurance to the applicable named executive officer immediately prior to termination.

(13)	Represents 12 months of the applicable named executive officer’s annual base salary.

(14)	Represents 12 months of our contribution towards health insurance, based on our actual costs to provide health insurance to the applicable named executive officer immediately prior to termination.
CEO Pay Ratio
Pursuant to SEC rules, we are required to provide information regarding the relationship between the annual total compensation of our Chief Executive Officer, and the median of the annual total compensation of all of our employees (other than our Chief Executive Officer) for the year ended December 31, 2021:

•	the annual total compensation of our median employee was $166,789; and

•	the annual total compensation of our Chief Executive Officer was $14,625,745, as reported in the “Total Compensation” column in the “Summary Compensation Table” included in this Amendment.
Based on this information, for 2021, the ratio of the annual total compensation of our CEO to the median of the annual total compensation of all our employees was 88:1. We believe this ratio is a reasonable estimate calculated in a manner consistent with Item 402(u) of Regulation
S-K
under the Exchange Act.
As a result of the increase in our number of employees from 4,629 employees as of December 31, 2020 to 7,867 employees as of December 31, 2021, we elected to identify a new median employee as of December 31, 2021. In doing so, we used the same methodology we employed to identify the median employee as of December 31, 2020. Specifically, as permitted by SEC rules, we reviewed total direct compensation based on our consistently applied compensation measure, which we calculated as actual salary paid to our employees for 2021, actual sales commission earned by our employees in 2021, and the grant date fair value of equity awards granted to our employees in 2021.
We used December 31, 2021 to determine our employee population. In determining this population, we included all worldwide full-time and part-time employees other than our Chief Executive Officer. We excluded contractors, workers employed through a third-party provider, individuals with zero pay in 2021, and 380 employees of ValueFirst Digital Media Private Limited, which was acquired by us in 2021, from our employee population. For employees paid in other than U.S. dollars, we converted their compensation to U.S. dollars using the exchange rates used by us for various purposes in effect on December 31, 2021 and did not make any cost-of-living
adjustments to such compensation. We did not annualize total direct compensation for employees employed by us for less than the full fiscal year. Using our consistently applied compensation measure, we identified a median employee who is a full-time U.S.-based salaried employee.
Once we selected the individual who represented the median employee, we then calculated the annual total compensation for this employee using the same methodology we used for our named executive officers in our 2021 Summary Compensation Table to yield the median annual total compensation disclosed above.
The SEC’s rules for identifying the median employee and calculating the pay ratio based on that employee’s annual total compensation allow companies to adopt a variety of methodologies, to apply certain exclusions, and to make reasonable estimates and assumptions that reflect their employee populations and compensation practices. We believe our methodologies are reasonable and best reflect how we view these metrics. However, the pay ratio reported by other companies may not be comparable to the pay ratio reported above, as other companies have different employee populations and compensation practices and may utilize different methodologies, exclusions, estimates and assumptions in calculating their own pay ratios.
Non-Employee
Director Compensation
Non-Employee
Director Compensation Policy
We have adopted a compensation policy for our
non-employee
directors (as amended and restated from time to time, the “
Non-Employee
Director Compensation Policy
”) to attract, retain and award these individuals and align their long-term interests with those of the Company and our stockholders. Our non-employee
directors are paid in the form of restricted stock units (“
RSUs
”) only and do not receive cash compensation. Employee directors receive no additional compensation for their service as a director.
Decisions regarding the
Non-Employee
Director Compensation Policy are approved by our board of directors based on recommendations from our compensation and talent management committee. Our compensation and talent management committee conducts an annual evaluation of the design and competitiveness of our
Non-Employee
Director Compensation Policy in light of best practices, market trends and a competitive market analysis of data for the Company’s compensation peer group prepared by its compensation consultant, and makes appropriate recommendations to our board of directors with respect to the compensation of our non-employee
directors.
During 2021, our compensation and talent management committee engaged Compensia, Inc. (“
Compensia
”), a national compensation consulting firm, as its compensation consultant to advise on, among other things, non-employee
director compensation matters. In doing so, our compensation and talent management committee reviewed and considered a peer group compensation data analysis prepared by Compensia. Our compensation and talent management committee targeted non-employee
director compensation, to consist solely of RSUs, to the 50
th
percentile relative to our peers. In May 2021, upon the recommendation of the compensation and talent management committee, our board of directors approved the following changes to our
Non-Employee
Director Compensation Policy for fiscal 2021: (i) increase the annual equity retainer for the lead independent director from $20,000 to $23,000; (ii) increase the annual equity retainer for members of the audit committee (other than the chairperson) from $11,000 to $13,000; (iii) increase the annual equity retainer for the audit committee chairperson from $22,000 to $26,000; (iv) increase the annual equity retainer for members of the compensation and talent management committee (other than the chairperson) from $9,000 to $10,000; (v) increase the annual equity retainer for the compensation and talent management committee chairperson from $18,000 to $20,000; (vi) increase the annual equity retainer for members of the nominating and corporate governance committee (other than the chairperson) from $5,000 to $6,000 (vii) increase the annual equity retainer for the nominating and corporate governance committee chairperson from $10,000 to $12,000; (viii) increase the Initial Equity Grant (as defined below) from $440,000 to $575,000; and (ix) pay all annual retainers for board membership, lead independent director and committee membership in the form of RSUs in lieu of cash compensation.
For purposes of the amounts described in this section, the values are calculated as set forth in the
Non-Employee
Director Compensation Policy. For the aggregate grant date fair value of the RSUs awarded to the non-employee
directors in the fiscal year ended December 31, 2021, calculated in accordance with FASB ASC Topic 718, please see “2021
Non-Employee
Director Compensation Table” below.
Annual Equity Retainers
For fiscal 2021, our
non-employee
directors received compensation in the form of RSUs only, the values of which are as set forth below.

Annual Equity Retainer for Board Membership
Annual service on the board of directors	$40,000
Additional Annual Equity Retainer for Lead Independent Director	$23,000
Additional Annual Equity Retainer for Committee Membership
Annual service as member of the audit committee (other than chairperson)	$13,000
Annual service as chairperson of the audit committee	$26,000
Annual service as member of the compensation and talent management committee (other than chairperson)	$10,000
Annual service as chairperson of the compensation and talent management committee	$20,000
Annual service as member of the nominating and corporate governance committee (other than chairperson)	$6,000
Annual service as chairperson of the nominating and corporate governance committee	$12,000

Annual Equity Grants
In addition, on the date of our annual meeting of stockholders, each non-employee
director who continued as a member of our board of directors following such annual meeting of stockholders received a grant of RSUs having a value of $250,000 (the “
Annual Equity Grant
”).
During fiscal year 2021, the number of RSUs for the Annual Equity Grant was determined by dividing the applicable values by the average closing market price on The New York Stock Exchange (or such other market on which the Company’s Class A common stock is then principally listed) of one share of the Company’s Class A common stock over the trailing
30-day
period ending five business days before the effective date of the grant.
The Annual Equity Retainer and Annual Equity Grants are granted in four quarterly installments over the course of the year that commences on the date of each annual meeting of stockholders, with such grants to be made on each September 15, December 15, March 15, and the earlier of (i) June 15 or (ii) the day that is immediately prior to the next subsequent annual meeting of stockholders (each such date, a “
Quarterly Date
,” and each such grant, a “
Quarterly Grant
”). The value of each Quarterly Grant shall be equal to the value of the portion of the Annual Equity Retainer and Annual Equity Grants applicable to the period beginning on the day after the immediately preceding Quarterly Date and ending on the then-current Quarterly Date (the “
Quarterly Period
”), based on the board and committee roles held by the
non-employee
director during such Quarterly Period. Each Quarterly Grant shall be fully vested upon the date of grant.
Initial Equity Grants
Our
Non-Employee
Director Compensation Policy during fiscal year 2021 provided that, upon initial election to our board of directors, each non-employee
director would be granted RSUs having a value of $575,000 (the “
Initial Equity Grant
”). The Initial Equity Grant vests in equal annual installments over three years, subject to continued service as a director through the applicable vesting dates; provided, however, that if a non-employee
director is elected on a date other than at the annual meeting of stockholders, one-third
(1/3rd) of such value shall be
pro-rated
by the amount of time between such election and the next annual meeting of stockholders and such pro-rated
portion shall vest on the day prior to the next annual meeting of stockholders, with the other two-thirds
(2/3rds) vesting annually over the following two years following such initial vesting date.
During fiscal year 2021, the number of RSUs for the Initial Equity Grant was determined by dividing the applicable value by the average closing market price on The New York Stock Exchange (or such other market on which the Company’s Class A common stock is then principally listed) of one share of the Company’s Class A common stock over the trailing
30-day
period ending five business days before the effective date of the grant.
Awards granted under our
Non-Employee
Director Compensation Policy are subject to full accelerated vesting upon a “sale event,” as defined in our 2016 Stock Option and Incentive Plan (as amended and restated, the “
2016 Plan
”).
Our
Non-Employee
Director Compensation Policy also provides that, pursuant to the 2016 Plan, the aggregate amount of compensation, including both equity compensation and cash compensation, paid to any non-employee
director in a calendar year will not exceed $750,000 (or such other limit as may be set forth in the 2016 Plan or any similar provision of a successor plan).
We also reimburse all reasonable
out-of-pocket
expenses incurred by our
non-employee
directors for their attendance at meetings of our board of directors or any committee thereof.
Changes to
Non-Employee
Director Compensation effective for Fiscal 2022
Following a review with Compensia of peer company board compensation trends in March 2022, our compensation and talent management committee recommended, and our board of directors approved, the following changes to our
non-employee
director compensation effective fiscal 2022, targeting
non-employee
director compensation to the 50
th
percentile relative to our peers: (i) increase the annual equity retainer for the lead independent director from $23,000 to $30,000 and (ii) increase the annual equity retainer for all non-employee
members of the board of directors from $40,000 to $45,000.
Non-Employee
Directors’ Deferred Compensation Program
In July 2017, we implemented a
Non-Employee
Directors’ Deferred Compensation Program to offer our
non-employee
directors the ability to defer the receipt of any RSUs granted to them from Initial Grants or Annual Grants under the 2016 Plan. In advance of an award of RSUs and in compliance with the program’s requirements, a non-employee
director may elect to defer the receipt of all of his or her RSUs until the earliest of (i) 90 days after such non-employee
director ceases to serve as a member of our board of directors; (ii) the consummation of a “sale event”; or (iii) 90 days after the non-employee
director’s death (such earliest date, the “
Payment Event
”). Upon the vesting of the RSUs, any amounts that would otherwise have been paid in shares of Company common stock will be converted into deferred stock units (“
DSUs
”) on a
one-to-one
basis and credited to the
non-employee
director’s deferral account. The DSUs will be paid in shares of Company Class A common stock on a one-to-one
basis in a single lump sum (and will cease to be held in the non-employee
director’s deferred account) as soon as practicable following the Payment Event.
Death Equity Acceleration Policy
See “Executive Compensation—Other Compensation Policies and Practices—Death Equity Acceleration Policy” for a discussion of the treatment of equity awards upon the termination due to death of an employee’s or non-employee
director’s employment or other service relationship with the Company or any of its subsidiaries.
Stock Ownership Policy
In April 2018, we adopted a stock ownership policy for our
non-employee
directors, which was amended and restated in September 2020 and March 2022. Our stock ownership policy, as amended, requires our non-employee
directors to acquire and hold a number of shares of our Company’s common stock equal in value to five times (increased from four times in March 2022) the director’s annual retainer for regular service on the board of directors. We only count directly and beneficially owned shares, including shares purchased through our Company’s 2016 Employee Stock Purchase Plan (as amended and restated, the “
ESPP
”) or Section 401(k) plan, if applicable, and shares underlying vested RSUs that are held or deferred. We do not count shares underlying vested but unexercised in-the-money
stock options. Each
non-employee
director has five years from the later of his or her initial election to the board of directors or from the effective date of the policy to attain the required ownership level.

2021
Non-Employee
Director Compensation Table
The following table provides information regarding the total compensation that was earned by or paid to each of our non-employee
directors in fiscal year 2021, all of which were paid solely in RSUs. Mr. Lawson, who is our Chief Executive Officer, did not receive any additional compensation for his service as a director. The compensation received by Mr. Lawson, as a named executive officer, is presented in “Executive Compensation—Summary Compensation Table.”

Name	Stock awards ($) (1)	Total ($)
Richard Dalzell (2)	138,928	138,928
Byron Deeter	138,928	138,928
Elena Donio	145,751	145,751
Donna Dubinsky	142,470	142,470
Jeff Epstein (3)	159,135	159,135
Jeffrey Immelt (4)	140,659	140,659
Deval Patrick (5)	714,521	714,521
Erika Rottenberg	147,824	147,824

(1)
Unless otherwise indicated, stock awards consist solely of RSUs which vest immediately upon grant. The amounts reported in this column represent the aggregate grant date fair value of the RSUs awarded to the non-employee
directors in the fiscal year ended December 31, 2021, calculated in accordance with FASB ASC Topic 718. Such aggregate grant date fair values do not take into account any estimated forfeitures related to service-vesting conditions. The valuation assumptions used in determining such amounts are described in the Notes to our Consolidated Financial Statements included in our Annual Report on Form
10-K
filed with the SEC on February 22, 2022. The amounts reported in this column reflect the accounting cost for the RSUs and do not correspond to the actual economic value that may be received by the non-employee
directors upon vesting or settlement of the RSUs.

(2)	As of December 31, 2021, Mr. Dalzell held an outstanding option to purchase a total of 76,500 shares of our Class B common stock.

(3)
Mr. Epstein has elected to defer 18,794 RSUs pursuant to the
Non-Employee
Director’s Deferred Compensation Program, which were converted into DSUs. As of December 31, 2021, Mr. Epstein held 18,794 DSUs.

(4)	As of December 31, 2021, Mr. Immelt held 1,043 RSUs, which will vest on June 19, 2022 so long as Mr. Immelt is a member of our board of directors on such date.

(5)
As of December 31, 2021, Mr. Patrick held (i) 422 RSUs, which vested on January 13, 2022, (ii) 422 RSUs, which will vest on January 13, 2023 so long as Mr. Patrick is a member of our board of directors on such date, and (ii) 423 RSUs, which will vest on January 13, 2024 so long as Mr. Patrick is a member of our board of directors on such date.

Compensation and Talent Management Committee Interlocks and Insider Participation
Elena Donio, Jeffrey Immelt and Deval Patrick served as members of our compensation and talent management committee during 2021, and Richard Dalzell served as a member for a portion of 2021. None of such persons is or was formerly an officer or an employee of Twilio. During 2021, no interlocking relationships existed between any member of our compensation and talent management committee and any member of the board of directors or compensation committee of any other company.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Equity Compensation Plan Information
The following table provides information as of December 31, 2021 with respect to the shares of our common stock that may be issued under our existing equity compensation plans. We will not grant equity awards in the future under any of the equity compensation plans not approved by stockholders included in the table below.
On February 1, 2019, in connection with our acquisition of SendGrid, Inc. (“
SendGrid
”), we assumed the shares reserved and available for issuance under SendGrid’s Amended and Restated 2009 Equity Incentive Plan (the “
SendGrid 2009 Plan
”), Amended and Restated 2012 Equity Incentive Plan (the “
SendGrid 2012 Plan
”) and Amended and Restated 2017 Equity Incentive Plan (the “
SendGrid 2017 Plan
”), and such shares became available for issuance under our 2016 Plan. On November 2, 2020, in connection with our acquisition of Segment, we assumed outstanding Segment stock options and RSUs under Segment’s Fifth Amended and Restated 2013 Stock Option and Grant Plan (the “
Segment 2013 Plan
”). On July 14, 2021, in connection with our acquisition of Zipwhip Inc. (“
Zipwhip
”), we assumed outstanding Zipwhip stock options and RSUs under Zipwhip’s 2008 Stock Plan (the “
Zipwhip 2008 Plan
”) and 2018 Equity Incentive Plan (“
Zipwhip 2018 Plan
”).

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights		(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by stockholders (1)	15,330,724	$87.7759	(2)	31,032,934	(3)
Equity compensation plans not approved by stockholders (4)	878,419	$44.5539		—
Total	16,209,143	$78.10		31,032,934

(1)	Includes the following plans: our 2008 Plan, 2016 Plan, and our ESPP.

(2)	Excludes shares issuable upon vesting of outstanding RSUs as of December 31, 2021, since such shares have no exercise price.

(3)
As of December 31, 2021, a total of 24,650,104 shares of our Class A common stock were reserved for issuance pursuant to the 2016 Plan. This number includes shares reserved and available for issuance under the SendGrid 2009 Plan, the SendGrid 2012 Plan and the SendGrid 2017 Plan that we assumed, which were approved by the stockholders of SendGrid, but not by a separate vote of our stockholders; such shares became available for issuance under our 2016 Plan, but awards using such shares may not be granted to individuals who were employed, immediately prior to the acquisition, by us or our subsidiaries. This number excludes the 9,023,405 shares that were added to the 2016 Plan as a result of the automatic annual increase on January 1, 2022. The 2016 Plan provides that the number of shares reserved and available for issuance under the 2016 Plan will automatically increase each January 1, beginning on January 1, 2017, by 5% of the outstanding number of shares of our Class A and Class B common stock on the immediately preceding December 31 or such lesser number of shares as determined by our compensation and talent management committee. This number will be subject to adjustment in the event of a stock split, stock dividend or other change in our capitalization. The shares of Class A and Class B common stock underlying any awards that are forfeited, canceled, held back upon exercise or settlement of an award to satisfy the exercise price or tax withholding, reacquired by us prior to vesting, satisfied without the issuance of stock, expire or are otherwise terminated, other than by exercise, under the 2016 Plan and the 2008 Plan will be added back to the shares of Class A common stock available for issuance under the 2016 Plan (provided, that any such shares of Class B common stock will first be converted into shares of Class A common stock). The Company no longer makes grants under the 2008 Plan. As of December 31, 2021, a total of 6,382,830 shares of our Class A common stock were available for future issuance pursuant to the ESPP, which number includes shares subject to purchase during the current purchase period, which commenced on November 16, 2021 (the exact number of which will not be known until the purchase date on May 13, 2022) but excludes the 1,800,000 shares that were added to the ESPP as a result of the automatic annual increase on January 1, 2022. Subject to the number of shares remaining in the share reserve, the maximum number of shares purchasable by any participant on any one purchase date for any purchase period, including the current purchase period may not exceed 5,000 shares. The ESPP provides that the number of shares reserved and available for issuance under the ESPP will automatically increase each January 1, beginning on January 1, 2017, by the lesser of 1,800,000 shares of our Class A common stock, 1% of the outstanding number of shares of our Class A and Class B common stock on the immediately preceding December 31 or such lesser number of shares as determined by our compensation and talent management committee. This number will be subject to adjustment in the event of a stock split, stock dividend or other change in our capitalization.

(4)
In connection with our acquisitions of SendGrid, Segment and Zipwhip, we assumed outstanding SendGrid, Segment and Zipwhip options and RSUs. As of December 31, 2021, there were (a) 170,970 shares issuable under such outstanding SendGrid stock options (with a weighted-average exercise price of $20.5093) and 31,049 shares issuable under such outstanding SendGrid RSUs; (b) 504,587 shares issuable under such outstanding Segment stock options (with a weighted-average exercise price of $51.7840) and 86,004 shares issuable under such outstanding Segment RSUs; and (c) 74,596 shares issuable under such outstanding Zipwhip stock options (with a weighted-average exercise price of $50.7560) and 11,213 shares issuable under such outstanding Zipwhip RSUs. No further grants may be made under any of these plans.

Ownership of Securities
The following table sets forth certain information available to us with respect to the beneficial ownership of our capital stock as of March 31, 2022, for:

•	each of our named executive officers;

•	each of our directors;

•	all of our current directors and executive officers as a group; and

•	each person known by us to be the beneficial owner of more than 5% of the outstanding shares of our Class A or Class B common stock.
We have determined beneficial ownership in accordance with the rules of the SEC, and thus it represents sole or shared voting or investment power with respect to our securities. Unless otherwise indicated below, to our knowledge, the persons and entities named in the table have sole voting and sole investment power with respect to all shares that they beneficially owned, subject to community property laws where applicable.
We have based our calculation of percentage ownership of our common stock on 171,763,174 shares of our Class A common stock and 9,820,605 shares of our Class B common stock outstanding on March 31, 2022. We have deemed shares of our capital stock subject to stock options that are currently exercisable or exercisable within 60 days of March 31, 2022 to be outstanding and to be beneficially owned by the person holding the stock option for the purpose of computing the percentage ownership of that person. We have deemed shares of our capital stock subject to RSUs for which the service condition has been satisfied or would be satisfied within 60 days of March 31, 2022 to be outstanding and to be beneficially owned by the person holding the RSUs for the purpose of computing the percentage ownership of that person. However, we did not deem these shares subject to stock options or RSUs outstanding for the purpose of computing the percentage ownership of any other person.
Unless otherwise indicated, the address of each beneficial owner listed in the table below is c/o Twilio Inc., 101 Spear Street, First Floor, San Francisco, California 94105.

	Shares Beneficially Owned
	Class A Common Stock		Class B Common Stock
Name of Beneficial Owner	Shares	%	Shares	%	Voting %†	Ownership %
Named Executive Officers and Directors:
Jeff Lawson (1)	559,749	*	5,920,194	58.4	21.8	3.6
Khozema Shipchandler (2)	37,095	*	—	—	*	*
Eyal Manor (3)	19,397	*	—	—	*	*
Marc Boroditsky (4)	127,945	*	—	—	*	*
Dana R. Wagner (5)	6,595	*	—	—	*	*
George Hu (6)	74,862	*	—	—	*	*
Chee Chew (7)	134,008	*	—	—	*	*
Richard Dalzell (8)	13,829	*	76,500	*	*	*
Byron Deeter (9)	515,166	*	—	—	*	*
Elena Donio (10)	12,454	*	18,252	*	*	*
Donna L. Dubinsky (11)	5,892	*	—	—	*	*
Jeff Epstein (12)	26,484	*	—	—	*	*
Jeffrey Immelt (13)	16,413	*	—	—	*	*
Deval Patrick (14)	1,644	*	—	—	*	*
Erika Rottenberg (15)	8,382	*	15,300	*	*	*
All executive officers and directors as a group (13 persons) (16) :	1,351,045	0.8	6,030,246	59.0	22.5	4.2
5% Stockholders:
The Vanguard Group (17)	10,443,890	6.1	—	—	3.9	5.8
BlackRock, Inc. (18)	9,295,211	5.4	—	—	3.4	5.1
Amazon.com NV Investment Holdings LLC (19)	—	—	1,768,346	18.0	6.6	*
John Wolthuis (20)	—	—	1,478,474	15.1	5.5	*

*	Represents beneficial ownership of less than one percent (1%) of the outstanding shares.

†
Percentage of total voting power represents voting power with respect to all shares of our Class A common stock and Class B common stock, as a single class. The holders of our Class A common stock are entitled to one vote per share, and the holders of our Class B common stock are entitled to ten votes per share.

(1)
Consists of (i) 68,316 shares of Class A common stock held of record by Mr. Lawson, as trustee of the Lawson Revocable Trust, (ii) 4,580,822 shares of Class B common stock held of record by Mr. Lawson, as trustee of the Lawson Revocable Trust, (iii) 1,022,705 shares of Class B common stock held of record by The Lawson 2014 Irrevocable Trust, J.P. Morgan Trust Company, as trustee, (iv) 491,433 shares of Class A common stock subject to outstanding options that are exercisable within 60 days of March 31, 2022, and (v) 316,667 shares of Class B common stock subject to outstanding options that are exercisable within 60 days of March 31, 2022.

(2)
Consists of (i) 3,570 shares of Class A common stock held of record by Mr. Shipchandler, (ii) 26,595 shares of Class A common stock subject to outstanding options that are exercisable within 60 days of March 31, 2022 and (iii) 6,930 shares of Class A common stock issuable upon the settlement of RSUs releasable within 60 days of March 31, 2022.

(3)
Consists of (i) 4,753 shares of Class A common stock held of record by Mr. Manor, (ii) 6,804 shares of Class A common stock subject to outstanding options that are exercisable within 60 days of March 31, 2022 and (iii) 7,840 shares of Class A common stock issuable upon the settlement of RSUs releasable within 60 days of March 31, 2022.

(4)
Consists of (i) 8,323 shares of Class A common stock held of record by Mr. Boroditsky, (ii) 112,716 shares of Class A common stock subject to outstanding options that are exercisable within 60 days of March 31, 2022 and (iii) 6,906 shares of Class A common stock issuable upon the settlement of RSUs releasable within 60 days of March 31, 2022.

(5)	Consists of 6,595 shares of Class A common stock issuable upon the settlement of RSUs releasable within 60 days of March 31, 2022 for Mr. Wagner.

(6)	Consists of 74,862 shares of Class A common stock held of record by Mr. Hu, as trustee of the Hu/Luo Family 2005 Trust.

(7)	Consists of 134,008 shares of Class A common stock held of record by Mr. Chew, all of which are pledged as collateral to secure certain personal indebtedness.

(8)
Consists of (i) 13,829 shares of Class A common stock held of record by Mr. Dalzell and (ii) 76,500 shares of Class B common stock subject to outstanding options that are exercisable within 60 days of March 31, 2022.

(9)
Consists of (i) 16,514 shares of Class A common stock held of record by Mr. Deeter and (ii) 498,652 shares of Class A Common stock held of record by Byron B. Deeter and Allison K. Deeter Trustees TD July 28, 2000.

(10)	Consists of (i) 12,454 shares of Class A common stock held of record by Ms. Donio and (ii) 18,252 shares of Class B common stock held of record by Ms. Donio.

(11)	Consists of 5,892 shares of Class A Common stock held of record by Ms. Dubinsky, as trustee of the Shustek-Dubinsky Family Trust.

(12)	Consists of 26,484 shares of Class A common stock held of record by Mr. Epstein, as Trustee of the Epstein Family Revocable Trust.

(13)	Consists of 16,413 shares of Class A common stock held of record by Mr. Immelt.

(14)	Consists of 1,644 shares of Class A common stock held of record by Mr. Patrick.

(15)
Consists of (i) 8,382 shares of Class A common stock held of record by Ms. Rottenberg, as trustee of the Erika Rottenberg Revocable Trust and (ii) 15,300 shares of Class B common stock held of record by Ms. Rottenberg, as trustee of the Erika Rottenberg Revocable Trust.

(16)
Consists of (i) 685,226 shares of Class A common stock held of record, (ii) 5,637,079 shares of Class B common stock held of record, (iii) 637,548 shares of Class A common stock subject to outstanding stock options that are exercisable within 60 days of March 31, 2022, (iv) 393,167 shares of Class B common stock subject to outstanding stock options that are exercisable within 60 days of March 31, 2022 and (v) 28,271 shares of Class A common stock issuable upon the settlement of RSUs releasable within 60 days of March 31, 2022.

(17)
Based on information reported by The Vanguard Group on Schedule 13G/A filed with the SEC on February 10, 2022. Of the shares of Class A common stock beneficially owned, The Vanguard Group reported that it has sole dispositive power with respect to 10,091,990 shares, shared dispositive power with respect to 351,900 shares, sole voting power with respect to no shares and shared voting power with respect to 147,064 shares. The Vanguard Group listed their address as 100 Vanguard Blvd., Malvern, Pennsylvania 19355.

(18)
Based on information reported by BlackRock, Inc. on Schedule 13G/A filed with the SEC on February 8, 2022. Of the shares of Class A common stock beneficially owned, Blackrock, Inc. reported that it has sole dispositive power with respect to 9,295,211 shares and sole voting power with respect to 8,022,375. BlackRock, Inc. listed its address as 55 East 52nd Street, New York, New York 10055.

(19)
Based on shares held of record by Amazon.com NV Investment Holdings LLC as of March 31, 2022 and registered with our transfer agent. Amazon NV Investment Holdings LLC’s address is listed as 410 Terry Avenue North, Seattle, WA 98109.

(20)	Consists of 1,478,474 shares of Class B common stock held of record by Mr. Wolthuis.

Item 13.	Certain Relationships and Related Party Transactions, and Director Independence
Transactions with Related Persons
In addition to the compensation arrangements discussed in the section titled “Executive Compensation,” including employment, termination of employment and change in control arrangements, the following is a description of each transaction since the beginning of our last fiscal year, and each currently proposed transaction in which:

•	we have been or are to be a participant;

•	the amount involved exceeded or exceeds $120,000; and

•
any of our directors, executive officers, or holders of more than 5% of our capital stock, or any immediate family member of, or person sharing the household with, any of these individuals, had or will have a direct or indirect material interest.

Investors’ Rights Agreement
We are party to an investors’ rights agreement which provides, among other things, that certain holders of our capital stock have the right to demand that we file a registration statement or request that their shares of our capital stock be covered by a registration statement that we are otherwise filing. The parties to the investors’ rights agreement include entities affiliated with Jeff Lawson, our Chief Executive Officer and current director, an entity affiliated with Jeff Epstein, our current director, Evan Cooke, a former director, and Amazon.com NV Investment Holdings LLC and John Wolthuis, holders of more than 5% of our Class B common stock.
Sublease with Numenta
In the second quarter of fiscal year 2021, we entered into a sublease with Numenta, Inc. (“
Numenta
”), whereby we subleased 2,420 square feet of our unoccupied Redwood City office space to Numenta. Donna Dubinsky, a member of our board of directors, serves as the Chief Executive Officer and a director of Numenta. The sublease was entered into on terms no less favorable than terms generally available to an unaffiliated third party under the same or similar circumstances and at market rates. The term of the sublease is for 12 months commencing on August 1, 2021, with Numenta having the option to renew for two
12-month
extension periods. The rent was initially set at $18,225 per month, and if Numenta opts to renew the sublease, the rent for the first and second
12-month
extension periods includes set increases at $18,771.75 per month and $19,334.90 per month, respectively. If such options to renew are exercised by Numenta, the aggregate payments expected to be made under the sublease over the 36 month period is approximately $675,979.80, which is in compliance with the NYSE and LTSE director independence standards and does not exceed the greater of $1 million or 2% of Numenta’s consolidated gross revenues. In January 2022, Numenta timely notified us of its intention to exercise the option to renew the sublease for the first additional
12-month
period. Accordingly, the rent will increase to $18,771.75 per month effective August 1, 2022.

Other Transactions
We have granted stock options and RSUs to our named executive officers and certain of our directors. See the section titled “Executive Compensation—Individual Compensation Arrangements—Long-Term Incentive Compensation”, “Executive Compensation—Outstanding Equity Awards at Fiscal
Year-End
Table” and “Board of Directors and Corporate
Governance—Non-Employee
Director Compensation” for a description of these stock options and RSUs.
We have entered into severance and change in control arrangements with certain of our executive officers pursuant to employment offer letters and/or our severance plan that, among other things, provides for certain severance and change in control payments and benefits. See the sections titled “Executive Compensation—Post-Employment Compensation Arrangements” and “Executive Compensation—Potential Payments Upon Termination or Change in Control.”
Other than as described above under this section titled “Certain Relationships and Related Party Transactions,” since January 1, 2021, we have not entered into any transactions, nor are there any currently proposed transactions, between us and a related party where the amount involved exceeds, or would exceed, $120,000, and in which any related person had or will have a direct or indirect material interest. We believe the terms of the transactions described above were comparable to terms we could have obtained in arm’s-length
dealings with unrelated third parties.
Indemnification of Officers and Directors
Our amended and restated certificate of incorporation contains provisions that limit the liability of our directors for monetary damages to the fullest extent permitted by Delaware law. Consequently, our directors will not be personally liable to us or our stockholders for monetary damages for any breach of fiduciary duties as directors, except liability for the following:

•	any breach of their duty of loyalty to our Company or our stockholders;

•	any act or omission not in good faith or that involves intentional misconduct or a knowing violation of law;

•	unlawful payments of dividends or unlawful stock repurchases or redemptions as provided in Section 174 of the Delaware General Corporation Law; or

•	any transaction from which they derived an improper personal benefit.
Any amendment to, or repeal of, these provisions will not eliminate or reduce the effect of these provisions in respect of any act, omission or claim that occurred or arose prior to that amendment or repeal. If the Delaware General Corporation Law is amended to provide for further limitations on the personal liability of directors of corporations, then the personal liability of our directors will be further limited to the greatest extent permitted by the Delaware General Corporation Law.
In addition, our second amended and restated bylaws provide that we will indemnify, to the fullest extent permitted by law, any person who is or was a party or is threatened to be made a party to any action, suit or proceeding by reason of the fact that he or she is or was one of our directors or officers or is or was serving at our request as a director or officer of another corporation, partnership, joint venture, trust or other enterprise. Our second amended and restated bylaws provide that we may indemnify our employees and agents to the extent not prohibited by the Delaware General Corporation Law or other applicable law. Our second amended and restated bylaws also provide that we must advance expenses incurred by or on behalf of a director or officer in advance of the final disposition of any action or proceeding, subject to limited exceptions.
Further, we have entered into indemnification agreements with each of our directors and executive officers that may be broader than the specific indemnification provisions contained in the Delaware

General Corporation Law. These indemnification agreements require us, among other things, to indemnify our directors and executive officers against liabilities that may arise by reason of their status or service. These indemnification agreements also require us to advance all expenses incurred by the directors and executive officers in investigating or defending any such action, suit or proceeding. We believe that these agreements are necessary to attract and retain qualified individuals to serve as directors and executive officers.
The limitation of liability and indemnification provisions that are included in our amended and restated certificate of incorporation, second amended and restated bylaws and in indemnification agreements that we have entered into with our directors and executive officers may discourage stockholders from bringing a lawsuit against our directors and executive officers for breach of their fiduciary duties. They may also reduce the likelihood of derivative litigation against our directors and executive officers, even though an action, if successful, might benefit us and other stockholders. Further, a stockholder’s investment may be adversely affected to the extent that we pay the costs of settlement and damage awards against directors and executive officers as required by these indemnification provisions.
We have obtained insurance policies under which, subject to the limitations of the policies, coverage is provided to our directors and executive officers against loss arising from claims made by reason of breach of fiduciary duty or other wrongful acts as a director or executive officer, including claims relating to public securities matters, and to us with respect to payments that may be made by us to these directors and executive officers pursuant to our indemnification obligations or otherwise as a matter of law.
Certain of our
non-employee
directors may, through their relationships with their employers, be insured and/or indemnified against certain liabilities incurred in their capacity as members of our board of directors.
Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers or persons controlling our Company pursuant to the foregoing provisions, we have been informed that, in the opinion of the SEC, such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable.
Policies and Procedures for Related Party Transactions
As set forth in our audit committee charter, our audit committee has the primary responsibility for reviewing and approving or disapproving “
related party transactions
,” which are transactions between us and related persons in which the aggregate amount involved exceeds or may be expected to exceed $120,000 and in which a related person has or will have a direct or indirect material interest. Our policy regarding transactions between us and related persons provides that a related person is defined as a director, executive officer, nominee for director or greater than 5% beneficial owner of our Class A and Class B common stock or the capital stock of one or more of our subsidiaries, in each case since the beginning of the most recently completed year, and any of their immediate family members. Our audit committee charter provides that our audit committee shall review and approve or disapprove any related party transactions.
Director Independence
Our Class A common stock is listed on The New York Stock Exchange and the Long-Term Stock Exchange. Under the NYSE Listing Standards and the LTSE Listing Standards, independent directors must comprise a majority of a listed company’s board of directors. In addition, the NYSE Listing Standards and LTSE Listing Standards require that, subject to specified exceptions, each member of a listed company’s audit, compensation and nominating and corporate governance committees be independent. Under the NYSE Listing Standards and LTSE Listing Standards, a director will only qualify as an “
independent director
” if, in the opinion of that listed company’s board of directors, that director does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

Audit committee members must also satisfy the additional independence criteria set forth in
Rule 10A-3
under the Exchange Act, the NYSE Listing Standards and the LTSE Listing Standards. Compensation and talent management committee members must also satisfy the additional independence criteria set forth in Rule
10C-1
under the Exchange Act, the NYSE Listing Standards and the LTSE Listing Standards.
Our board of directors has undertaken a review of the independence of each director. Based on information provided by each director concerning his or her background, employment and affiliations, our board of directors has determined that Messrs. Dalzell, Deeter, Epstein, Immelt and Patrick, and Mses. Donio, Dubinsky and Rottenberg do not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these directors is “independent” as that term is defined under the NYSE Listing Standards and LTSE Listing Standards. In making these determinations, our board of directors considered the current and prior relationships that each non-employee
director has with our Company and all other facts and circumstances our board of directors deemed relevant in determining their independence, including the beneficial ownership of our capital stock by each non-employee
director, and the transactions involving them described above.

Item 14.	Principal Accountant Fees and Services
Fees Paid to the Independent Registered Public Accounting Firm
The following table presents fees for professional audit services and other services rendered to our Company by KPMG for our fiscal years ended December 31, 2020 and 2021.

	2020	2021
	(in thousands)
Audit Fees (1)	$4,293	$4,105
Audit-Related Fees (2)	450	1,261
Tax Fees (3)	86	31
All Other Fees	—	—

Total Fees	$4,829	$5,397

(1)
Audit Fees consist of professional services rendered in connection with the audit of our annual consolidated financial statements, including audited financial statements presented in our Annual Report on Form
10-K
and services that are normally provided by the independent registered public accountants in connection with statutory and regulatory filings or engagements for those fiscal years, and the review of the financial statements included in our quarterly reports. Fees for fiscal year 2020 and 2021 also consisted of fees related to SEC registration statements and other filings, comfort letters and consents, adoption of accounting pronouncements, acquisitions and our follow-on
securities offerings. Fees for fiscal year 2021 also included work related to the intra-entity asset transfer of certain intellectual property rights.

(2)	Audit-Related Fees consist of professional services rendered in connection with the due diligence of transactions or events, including acquisitions.

(3)	Tax fees consist of fees billed for professional services for tax compliance, tax advice and tax planning. These services include assistance regarding federal and state tax compliance.

Audit Committee Policy on
Pre-Approval
of Audit and Permissible
Non-Audit
Services of Independent Registered Public Accounting Firm
Our audit committee has established a policy governing our use of the services of our independent registered public accounting firm. Under this policy, our audit committee is required to pre-approve
all audit, internal control-related services and permissible non-audit
services performed by our independent registered public accounting firm in order to ensure that the provision of such services does not impair the public accountants’ independence. All services provided by KPMG for our fiscal years ended December 31, 2020 and 2021 were pre-approved
by our audit committee and were compatible with maintaining KPMG’s independence.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

1.	Financial statements (see Index to Consolidated Financial Statements in Part II, Item 8 of the Original Form 10-K).

2.
All financial statement schedules have been omitted since the required information was not applicable or was not present in amounts sufficient to require submission of the schedules, or because the information required is included in the consolidated financial statements or the accompanying notes.

3.	The exhibits listed in the following Index to Exhibits are filed or incorporated by reference as part of this Amendment.

EXHIBIT INDEX

Exhibit Number		Incorporated by Reference
	Description	Form	File No.	Exhibit	Filing Date

2.1	Agreement and Plan of Merger and Reorganization, dated as of May 16, 2021, by and among Twilio Inc., a Delaware corporation, Zeus Merger Sub I, Inc., a Delaware corporation, Zeus Merger Sub II, LLC, a Delaware limited liability company, Zipwhip, Inc., a Delaware corporation and Fortis Advisors LLC, a Delaware limited liability company	10-Q	001-37806	2.1	July 30, 2021

2.2	Agreement and Plan of Reorganization, dated October 12, 2020, by and among Twilio Inc., a Delaware corporation, Scorpio Merger Sub, Inc., a Delaware corporation, Segment,io, Inc., a Delaware corporation, and Shareholder Representative Services LLC, a Colorado limited liability company	S-3	333-249889	2.1	November 5, 2020

2.3	Framework Agreement Letter Agreement, dated as of August 16, 2021, by and among Twilio Inc., a Delaware corporation, Carlyle Partners VHoldings, L.P., a Delaware limited partnership, and Syniverse Corporation, a Delaware corporation	8-K	001-37806	2.1	August 17, 2021

3.1	Amended and Restated Certificate of Incorporation of Twilio Inc.	S-1A	333-211634	3.1	June 13, 2016

3.2	Second Amended and Restated Bylaws of Twilio Inc.	10-Q	001-37806	3.1	August 4, 2020

4.1	Form of Class A Common Stock Certificate of Twilio Inc.	S-1	333-211634	4.1	May 26, 2016

4.2	Amended and Restated Investors’ Rights Agreement, dated April 24, 2015, between Twilio Inc. and certain of its stockholders	S-1	333-211634	4.2	May 26, 2016

4.3	Indenture, dated as of May 17, 2018, between Twilio Inc. and Wilmington Trust, National Association, as trustee	8-K	001-37806	4.1	May 18, 2018

4.4	Form of 0.25% Convertible Senior Notes due 2023 (included in Exhibit 4.3)	8-K	001-37806	4.2	May 18, 2018

Exhibit Number		Incorporated by Reference
	Description	Form	File No.	Exhibit	Filing Date

4.5	Indenture, dated as of March 9, 2021 by and between Twilio Inc. and U.S. Bank National Association, as Trustee	8-K	001-37806	4.1	March 9, 2021

4.6	First Supplemental Indenture, dated as of March 9, 2021, between Twilio Inc.and U.S. Bank National Association, as Trustee	8-K	001-37806	4.2	March 9, 2021

4.7	Form of 3.625% Senior Notes due 2029	8-K	001-37806	4.3	March 9, 2021

4.8	Form of 3.875% Senior Notes due 2031	8-K	001-37806	4.4	March 9, 2021

4.9	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	10-K	001-37806	4.5	February 26, 2021

10.1*	Form of Indemnification Agreement	10-K	001-37806	10.1	February 26, 2021

10.2*	Twilio Inc. Amended and Restated 2008 Stock Option Plan and forms of Stock Option Agreement and form of Stock Option Grant Notice	10-K	001-37806	10.2	February 26, 2021

10.3*	Twilio Inc. Amended and Restated 2016 Stock Option and Incentive Plan, and forms of Agreements thereunder	10-K	001-37806	10.3	February 26, 2021

10.4*	Twilio Inc. 2019 France Sub-Plan to the 2016 Stock Option and Incentive Plan	10-Q	001-37806	10.2	October 31, 2019

10.5*	Segment.io, Inc. Fifth Amended and Restated 2013 Stock Option and Grant Plan and related form agreements	10-K	001-37806	10.5	February 26, 2021

10.6*	SendGrid, Inc. Amended and Restated 2012 Equity Incentive Plan	10-K	001-37806	10.6	February 26, 2021

10.7*	SendGrid, Inc. Amended and Restated 2017 Equity Incentive Plan	10-K	001-37806	10.7	February 26, 2021

10.8*	Twilio Inc. Amended and Restated 2016 Employee Stock Purchase Plan	10-Q	001-37806	10.1	October 31, 2019

10.9*	Zipwhip, Inc. 2018 Equity Incentive Plan	S-8	333-211634	99.1	August 2, 2021

10.10*	Zipwhip, Inc. Amended and Restated 2008 Stock Plan	S-8	333-211634	99.2	August 2, 2021

10.11	Office Lease, dated January 8, 2016, as amended January 8, 2016, between Twilio Inc. and Bay Area Headquarters Authority	S-1	333-211634	10.6	May 26, 2016

Exhibit Number		Incorporated by Reference
	Description	Form	File No.	Exhibit	Filing Date

10.12	Sublease, dated as of August 30, 2018, by and between Salesforce.com, Inc. and Twilio Inc.	10-Q	001-37806	10.1	November 8, 2018

10.13	Consent to Sublease Agreement, dated as of September 25, 2018, by and among Hudson Rincon Center, LLC, Salesforce.com Inc. and Twilio Inc.	10-Q	001-37806	10.2	November 8, 2018

10.14*	Offer Letter with Khozema Shipchandler, dated August 20, 2018	8-K	001-37806	10.1	October 25, 2018

10.15*	Offer Letter with Marc Boroditsky, dated October 25, 2021	10-K	001-37806	10.15	February 22, 2022

10.16*	Offer Letter with Eyal Manor, dated October 13, 2021	10-K	001-37806	10.16	February 22, 2022

10.17*	Offer Letter with Dana Wagner, dated October 7, 2021	10-K	001-37806	10.17	February 22, 2022

10.18*	Chief Executive Officer Severance Plan dated March 28, 2018 and form of participation letter	10-Q	001-37806	10.1	May 10, 2018

10.19*	Key Executive Severance Plan, dated March 28, 2018 and Form of Participation Letter	10-Q	001-37806	10.2	May 10, 2018

10.20	Form of Capped Call Confirmation	8-K	001-37806	10.1	May 18, 2018

10.21+†	Framework Agreement by and among Twilio Inc., a Delaware corporation, Carlyle Partners V Holdings, L.P., a Delaware limited partnership, and Syniverse Corporation, a Delaware corporation, dated as of February 26, 2021	10-Q	001-37806	10.1	May 6, 2021

21.1	List of Subsidiaries of the Registrant	10-K	001-37806	21.1	February 22, 2022

23.1	Consent of KPMG, LLP, Independent Registered Public Accounting Firm	10-K	001-37806	23.1	February 22, 2022

31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	10-K	001-37806	31.1	February 22, 2022

31.2	Certification of the Chief Operating Officer (Principal Financial Officer) pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	10-K	001-37806	31.2	February 22, 2022

Exhibit Number		Incorporated by Reference
	Description	Form	File No.	Exhibit	Filing Date

31.3	Certification of the Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				Filed herewith

31.4	Certification of the Chief Operating Officer (Principal Financial Officer) pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				Filed herewith

32.1**	Certification of the Chief Executive Officer and Chief Operating Officer (Principal Financial Officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	10-K	001-37806	32.1	February 22, 2022

101.INS	Inline XBRL Instance Document—the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	10-K	001-37806	101.INS	February 22, 2022

101.SCH	Inline XBRL Taxonomy Extension Schema Document.	10-K	001-37806	101.SCH	February 22, 2022

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	10-K	001-37806	101.CAL	February 22, 2022

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	10-K	001-37806	101.DEF	February 22, 2022

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	10-K	001-37806	101.LAB	February 22, 2022

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	10-K	001-37806	101.PRE	February 22, 2022

104	Cover Page with Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101).	10-K	001-37806	104	February 22, 2022

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

**
The certifications furnished in Exhibit 32.1 hereto are deemed to accompany the Original Form
10-K
and will not be deemed “filed” for purposes of Section 18 of the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Twilio Inc.

April 22, 2022	/s/ K HOZEMA Z. S HIPCHANDLER Khozema Z. Shipchandler Chief Operating Officer (Principal Accounting and Financial Officer)