Form 10-Q
period 2022-03-31
TWILIO INC
filed 2022-05-05
CIK 1447669

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________
FORM 10-Q
_____________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934
For the quarterly period ended March 31, 2022

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
Long-Term Stock Exchange
As of April 30, 2022, 171,861,852 shares of the registrant’s Class A common stock and 9,817,605 shares of registrant’s Class B common stock were outstanding.
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

1

TWILIO INC.
Quarterly Report on Form 10-Q
For the Three Months Ended March 31, 2022

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
•our ability to effectively manage our growth, including maintaining our corporate culture;
•our future financial performance, including our revenue, cost of revenue, gross margin and operating expenses, ability to generate positive cash flow and ability to achieve and sustain profitability;
•the impact of the coronavirus disease of 2019 (“COVID-19”) pandemic on the global economy, our customers, partners, employees and business;
•our ability to attract and retain qualified employees and key personnel;
•our ability to retain and increase revenue from existing customers and attract new customers, including our ability to attract and retain enterprises and international organizations as customers for our products and our ability to maintain reliable service levels for our customers;
•our anticipated investments in sales and marketing, research and development and additional systems and processes to support our growth;
•our ability to compete effectively in an intensely competitive market, including our ability to adapt and respond effectively to rising costs, rapidly changing technology and evolving customer needs, requirements, and preferences;
•our ability to comply with modified or new industry standards, laws and regulations applying to our business, including the General Data Protection Regulation (“GDPR”), the California Consumer Privacy Act of 2018 (“CCPA”), Brazil's General Data Protection Law (Lei Geral de Proteção de Dados Pessoais) (Law No. 13,709/2018), and other privacy or cybersecurity regulations that may be implemented in the future, and Signature-based Handling of Asserted Information Using toKENs (“SHAKEN”) and Secure Telephone Identity Revisited (“STIR”) standards (together, “SHAKEN/STIR”) and other robocalling prevention and anti-spam standards and increased costs associated with such compliance;
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
•our expectations about the impact of climate change, natural disasters, public health epidemics and other natural catastrophic events and man-made problems such as data security breaches, war or terrorism; and
•our ability to successfully integrate and realize the benefits of our past or future strategic acquisitions or investments.
We caution you that the foregoing list may not contain all of the forward-looking statements made in this Quarterly Report on Form 10-Q.
You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations and prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors described below in Part II, Item 1A, “Risk Factors,” and elsewhere in this Quarterly Report on Form 10-Q. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. We cannot assure you that the results, events and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.
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
•the impact of the global COVID-19 pandemic;
•the loss of our senior management and other key employees;
•our ability to hire, retain and motivate qualified employees;
•our ability to maintain and grow our relationships with existing customers and have them increase their usage of our platform;
•our ability to maintain and enhance our brand and increase market awareness of our company and products;
•new and unproven markets for our products and platform;

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
•the risks of pandemics, earthquakes, fire, floods and other natural catastrophic events and of interruption by man-made problems such as power disruptions, computer viruses, data security breaches, war or terrorism;
•volatility of the trading price of our Class A common stock;
•potential decline in the market price of our Class A common stock due to substantial future sales of shares;
•requirement of a significant amount of cash to service our future debt; and
•our ability to raise the funds necessary for the repayment of the 2029 Notes and 2031 Notes for cash.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

TWILIO INC.
Condensed Consolidated Balance Sheets
(Unaudited)

	As of March 31,	As of December 31,
	2022	2021
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$1,617,022	$1,479,452
Short-term marketable securities	3,606,290	3,878,430
Accounts receivable, net	406,736	388,215
Prepaid expenses and other current assets	201,142	186,131
Total current assets	5,831,190	5,932,228
Property and equipment, net	259,003	255,316
Operating right-of-use assets	225,951	234,584
Intangible assets, net	1,006,692	1,050,012
Goodwill	5,286,683	5,263,166
Other long-term assets	281,283	263,292
Total assets	$12,890,802	$12,998,598
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$93,389	$93,333
Accrued expenses and other current liabilities	433,668	417,503
Deferred revenue and customer deposits	139,671	140,389
Operating lease liability, current	53,094	52,325
Total current liabilities	719,822	703,550
Operating lease liability, noncurrent	201,354	211,253
Finance lease liability, noncurrent	22,053	25,132
Long-term debt, net	986,243	985,907
Other long-term liabilities	43,897	41,290
Total liabilities	1,973,369	1,967,132
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock	—	—
Class A and Class B common stock	181	180
Additional paid-in capital	13,343,554	13,169,118
Accumulated other comprehensive loss	(84,984)	(18,141)
Accumulated deficit	(2,341,318)	(2,119,691)
Total stockholders’ equity	10,917,433	11,031,466
Total liabilities and stockholders’ equity	$12,890,802	$12,998,598
See accompanying notes to condensed consolidated financial statements.

TWILIO INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
	March 31,
	2022	2021
	(In thousands, except share and per share amounts)
Revenue	$875,363	$589,988
Cost of revenue	450,292	291,684
Gross profit	425,071	298,304
Operating expenses:
Research and development	240,611	174,800
Sales and marketing	287,906	210,590
General and administrative	114,362	110,253
Total operating expenses	642,879	495,643
Loss from operations	(217,808)	(197,339)
Other expenses, net	(6,677)	(8,313)
Loss before benefit from (provision for) income taxes	(224,485)	(205,652)
Benefit from (provision for) income taxes	2,858	(890)
Net loss attributable to common stockholders	$(221,627)	$(206,542)
Net loss per share attributable to common stockholders, basic and diluted	$(1.23)	$(1.24)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	180,898,713	167,160,458
See accompanying notes to condensed consolidated financial statements.

TWILIO INC.
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)

	Three Months Ended
	March 31,
	2022	2021
	(In thousands)
Net loss	$(221,627)	$(206,542)
Other comprehensive loss:
Unrealized loss on marketable securities	(62,826)	(4,176)
Foreign currency translation	(165)	(210)
Net change in market value of effective foreign currency forward exchange contracts	(3,852)	—
Total other comprehensive loss	(66,843)	(4,386)
Comprehensive loss attributable to common stockholders	$(288,470)	$(210,928)
See accompanying notes to condensed consolidated financial statements.

TWILIO, INC.
Condensed Consolidated Statements of Stockholder's Equity
(Unaudited)

	Common Stock Class A		Common Stock Class B		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
	(In thousands, except share amounts)
Balance as of December 31, 2021	170,625,994	$168	9,842,105	$12	$13,169,118	$(18,141)	$(2,119,691)	$11,031,466
Net loss	—	—	—	—	—	—	(221,627)	(221,627)
Exercises of vested stock options	180,643	—	193,889	—	11,727	—	—	11,727
Vesting of restricted stock units	877,089	1	—	—	(1)	—	—	—
Value of equity awards withheld for tax liability	(5,804)	—	—	—	(1,065)	—	—	(1,065)
Conversion of shares of Class B common stock into shares of Class A common stock	215,389	—	(215,389)	—	—	—	—	—
Shares of Class A common stock donated to charity	22,102	—	—	—	4,232	—	—	4,232
Shares returned from escrow	(152,239)	—	—	—	(387)	—	—	(387)
Unrealized loss on marketable securities	—	—	—	—	—	(62,826)	—	(62,826)
Foreign currency translation	—	—	—	—	—	(165)	—	(165)
Net change in market value of effective foreign currency forward exchange contracts	—	—	—	—	—	(3,852)	—	(3,852)
Stock-based compensation	—	—	—	—	159,930	—	—	159,930
Balance as of March 31, 2022	171,763,174	$169	9,820,605	$12	$13,343,554	$(84,984)	$(2,341,318)	$10,917,433

	Common Stock Class A		Common Stock Class B		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
	(In thousands, except share amounts)
Balance as of December 31, 2020	153,496,222	$151	10,551,302	$13	$9,613,246	$9,046	$(1,169,791)	$8,452,665
Net loss	—	—	—	—	—	—	(206,542)	(206,542)
Exercises of vested stock options	248,008	—	211,371	—	11,564	—	—	11,564
Vesting of restricted stock units	913,966	1	—	—	(1)	—	—	—
Value of equity awards withheld for tax liability	(6,989)	—	—	—	(2,774)	—	—	(2,774)
Conversion of shares of Class B common stock into shares of Class A common stock	419,371	—	(419,371)	—	—	—	—	—
Equity component from partial settlement of 2023 convertible senior notes	1,158,381	2	—	—	80,047	—	—	80,049
Shares of Class A common stock donated to charity	22,102	—	—	—	9,405	—	—	9,405
Issuance of common stock in connection with a follow-on public offering, net of underwriter discounts	4,312,500	4	—	—	1,766,396	—	—	1,766,400
Costs related to the follow-on public offering	—	—	—	—	(727)	—	—	(727)
Issuance of restricted stock awards	24,697	—	—	—	—	—	—	—
Unrealized loss on marketable securities	—	—	—	—	—	(4,176)	—	(4,176)
Foreign currency translation	—	—	—	—	—	(210)	—	(210)
Stock-based compensation	—	—	—	—	141,542	—	—	141,542
Balance as of March 31, 2021	160,588,258	$158	10,343,302	$13	$11,618,698	$4,660	$(1,376,333)	$10,247,196
See accompanying notes to condensed consolidated financial statements.

TWILIO INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:	(In thousands)
Net loss	$(221,627)	$(206,542)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	68,103	59,592
Non-cash reduction to the right-of-use asset	12,415	11,711
Net amortization of investment premium and discount	10,712	4,240
Amortization of debt discount and issuance costs	338	3,373
Stock-based compensation	155,275	137,155
Amortization of deferred commissions	12,626	5,630
Allowance for credit losses	2,558	1,985
Value of shares of Class A common stock donated to charity	4,232	9,405
Loss on extinguishment of debt	—	7,602
Other adjustments	(1,478)	3,089
Changes in operating assets and liabilities:
Accounts receivable	(19,623)	5,565
Prepaid expenses and other current assets	(14,176)	(29,912)
Other long-term assets	(27,399)	(15,232)
Accounts payable	1,247	(10,275)
Accrued expenses and other current liabilities	18,148	28,307
Deferred revenue and customer deposits	(1,453)	3,435
Operating lease liabilities	(13,058)	(12,053)
Other long-term liabilities	(4,415)	(2,570)
Net cash (used in) provided by operating activities	(17,575)	4,505
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions, net of cash acquired and other related payments	(27,682)	(66,926)
Purchases of marketable securities and other investments	(246,874)	(1,640,499)
Proceeds from sales and maturities of marketable securities	442,753	356,824
Capitalized software development costs	(10,250)	(10,434)
Purchases of long-lived and intangible assets	(6,980)	(4,986)
Net cash provided by (used in) investing activities	150,967	(1,366,021)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from public offerings, net of underwriters' discount and issuance costs	—	1,766,400
Payments of costs related to public offerings	(35)	(360)
Proceeds from issuance of senior notes due 2029 and 2031	—	987,500
Payment of debt issuance costs	—	(130)
Principal payments on debt and finance leases	(6,520)	(2,751)
Value of equity awards withheld for tax liabilities	(1,065)	(2,774)
Proceeds from exercises of stock options	11,727	11,564
Net cash provided by financing activities	4,107	2,759,449
Effect of exchange rate changes on cash, cash equivalents and restricted cash	27	(44)
NET INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	137,526	1,397,889
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—Beginning of period	1,481,831	933,885
CASH, CASH EQUIVALENTS AND RESTRICTED CASH —End of period	$1,619,357	$2,331,774
Cash paid for income taxes, net	$1,443	$1,252
Cash paid for interest	$19,011	$263
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Purchases of property and equipment through finance leases	$—	$5,266
Value of common stock issued to settle convertible senior notes due 2023	$—	$422,716

RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH TO THE CONSOLIDATED BALANCE SHEETS
Cash and cash equivalents	$1,617,022	$2,331,774
Restricted cash in other current assets	1,970	—
Restricted cash in other long-term assets	365	—
Total cash, cash equivalents and restricted cash	$1,619,357	$2,331,774
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
2. Summary of Significant Accounting Policies
(a)Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K filed with the SEC on February 22, 2022 (“Annual Report”).
The condensed consolidated balance sheet as of December 31, 2021, included herein, was derived from the audited financial statements as of that date, but may not include all disclosures including certain notes required by U.S. GAAP on an annual reporting basis.
In the opinion of management, the accompanying condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, comprehensive loss, stockholders’ equity and cash flows for the interim periods, but are not necessarily indicative of the results of operations to be anticipated for the full year 2022 or any future period.
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
(d)Remaining Performance Obligations
Revenue allocated to remaining performance obligations for contracts with durations of more than one year was $152.7 million as of March 31, 2022, of which 67% is expected to be recognized over the next 12 months and 94% is expected to be recognized over the next 24 months.

(e)Deferred Revenue and Customer Deposits
As of March 31, 2022 and December 31, 2021, the Company recorded $140.4 million and $141.5 million as its deferred revenue and customer deposits, respectively, that are included in deferred revenue and customer deposits and other long-term liabilities in the accompanying condensed consolidated balance sheets. During the three months ended March 31, 2022 and 2021, the Company recognized $64.9 million and $27.8 million of revenue, respectively, that was included in the deferred revenue and customer deposits balance as of the end of the previous year.
(f)Deferred Sales Commissions
Total net capitalized commission costs as of March 31, 2022 and December 31, 2021, were $196.4 million and $193.4 million, respectively, and are included in prepaid expenses and other current assets and other long‑term assets in the accompanying condensed consolidated balance sheets.
(g)Concentration of Credit Risk
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
The Company sells its services to a wide variety of customers. If the financial condition or results of operations of any significant customer deteriorates substantially, operating results could be adversely affected. To reduce credit risk, management performs credit evaluations of the financial condition of significant customers. The Company does not require collateral from its credit customers and maintains reserves for estimated credit losses on customer accounts when considered necessary. Actual credit losses may differ from the Company’s estimates. During the three months ended March 31, 2022 and 2021, no customer organization accounted for more than 10% of the Company’s total revenue.
As of March 31, 2022 and December 31, 2021, no customer organization represented more than 10% of the Company’s gross accounts receivable.
(e)Changes to Significant Accounting Policies
There have been no changes to the Company’s significant accounting policies as described in its Annual Report.
(f)Recently Adopted Accounting Guidance
In October 2021, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2021-08, “Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers,” which requires that an entity recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with ASC 606, "Revenue from Contracts with Customers." At the acquisition date, an acquirer should account for the related revenue contracts as if it had originated the contracts. Generally, this should result in an acquirer recognizing and measuring the acquired contact assets and contract liabilities consistent with how they were recognized and measured in the acquiree's financial statements, assuming the acquirer is able to assess and rely on how the acquiree applied ASC 606. The Company adopted ASU 2021-08 in the first quarter of 2022 with no material impact to the Company's condensed consolidated financial statements.

3. Fair Value Measurements
Financial Assets
The following tables provide the financial assets measured at fair value on a recurring basis:

	Amortized Cost or Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value Hierarchy as of March 31, 2022			Aggregate Fair Value
				Level 1	Level 2	Level 3
Financial Assets:	(In thousands)
Cash and cash equivalents:
Money market funds	$272,248	$—	$—	$272,248	$—	$—	$272,248
Reverse repurchase agreements	200,000	—	—	—	200,000	—	200,000
Commercial paper	24,900	—	—	—	24,900	—	24,900
Total included in cash and cash equivalents	497,148	—	—	272,248	224,900	—	497,148
Marketable securities:
U.S. Treasury securities	410,933	2	(9,694)	401,241	—	—	401,241
Non-U.S. government securities	181,628	—	(4,983)	176,645	—	—	176,645
Corporate debt securities and commercial paper	3,095,397	180	(67,173)	11,000	3,017,404	—	3,028,404
Total marketable securities	3,687,958	182	(81,850)	588,886	3,017,404	—	3,606,290
Total financial assets	$4,185,106	$182	$(81,850)	$861,134	$3,242,304	$—	$4,103,438

	Amortized Cost or Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value Hierarchy as of December 31, 2021			Aggregate Fair Value
				Level 1	Level 2	Level 3
Financial Assets:	(In thousands)
Cash and cash equivalents:
Money market funds	$786,548	$—	$—	$786,548	$—	$—	$786,548
Commercial paper	46,076	—	—	—	46,076	—	46,076
Total included in cash and cash equivalents	832,624	—	—	786,548	46,076	—	832,624
Marketable securities:
U.S. Treasury securities	375,305	6	(2,561)	372,750	—	—	372,750
Non-U.S. government securities	221,641	—	(1,355)	220,286	—	—	220,286
Corporate debt securities and commercial paper	3,300,326	960	(15,892)	31,000	3,254,394	—	3,285,394
Total marketable securities	3,897,272	966	(19,808)	624,036	3,254,394	—	3,878,430
Total financial assets	$4,729,896	$966	$(19,808)	$1,410,584	$3,300,470	$—	$4,711,054
The Company's primary objective when investing excess cash is preservation of capital, hence the Company's marketable securities primarily consist of U.S. Treasury Securities, non-U.S government securities, high credit quality corporate debt securities and commercial paper. As the Company views its marketable securities as available to support current operations, it has classified all available for sale securities as short-term. As of March 31, 2022 and 2021, for fixed income securities that were in unrealized loss positions, the Company has determined that (i) it does not have the intent to sell any of these investments, and (ii) it is not more likely than not that it will be required to sell any of these investments before recovery of the entire amortized cost basis. In addition, as of March 31, 2022 and 2021, the Company anticipates that it will recover the entire amortized cost basis of such fixed income securities before maturity.
Interest earned on marketable securities was $15.6 million and $3.9 million in the three months ended March 31, 2022 and 2021, respectively. The interest is recorded as other expenses, net, in the accompanying condensed consolidated statements of operations.

The following table summarizes the contractual maturities of marketable securities:

	As of March 31, 2022		As of December 31, 2021
	Amortized Cost	Aggregate Fair Value	Amortized Cost	Aggregate Fair Value
Financial Assets:	(In thousands)
Less than one year	$1,066,875	$1,061,276	$1,084,751	$1,085,006
One to three years	2,621,083	2,545,014	2,812,521	2,793,424
Total	$3,687,958	$3,606,290	$3,897,272	$3,878,430
Strategic Investments
As of March 31, 2022 and December 31, 2021, the Company held strategic investments with a carrying value of $69.3 million and $68.3 million, respectively, recorded as other long-term assets in the accompanying condensed consolidated balance sheets. The carrying value of these securities is determined under the measurement alternative on a non-recurring basis and adjusted for observable changes in fair value. There were no impairments or other adjustments recorded in the three months ended March 31, 2022 and 2021 related to these securities.
Financial Liabilities
The Company’s financial liabilities that are measured at fair value on a recurring basis consist of foreign currency derivative liabilities and are classified as Level 2 financial instruments in the fair value hierarchy. As of March 31, 2022 and December 31, 2021, the aggregate fair value of these instruments and the associated gross unrealized losses were not significant.
The Company’s financial liabilities that are not measured at fair value on a recurring basis consist of its 2029 Notes and 2031 Notes, respectively. As of March 31, 2022 the fair values of the 2029 Notes and 2031 Notes were $474.4 million and $466.5 million, respectively. As of December 31, 2021, the fair value of the 2029 Notes and 2031 Notes were $510.2 million and $512.8 million, respectively.

4. Property and Equipment
Property and equipment consisted of the following:

	As of March 31, 2022	As of December 31, 2021
	(In thousands)
Capitalized internal-use software development costs	$213,309	$198,589
Data center equipment (1)	78,210	77,946
Leasehold improvements	87,600	85,297
Office equipment	61,063	58,636
Furniture and fixtures	15,591	15,360
Software	10,731	10,506
Total property and equipment	466,504	446,334
Less: accumulated depreciation and amortization (1)	(207,501)	(191,018)
Total property and equipment, net	$259,003	$255,316
____________________________________
(1) Data center equipment contains $63.0 million in assets held under finance leases as of each March 31, 2022, and December 31, 2021. Accumulated depreciation and amortization contains $30.1 million and $26.8 million in accumulated amortization for assets held under finance leases as of March 31, 2022, and December 31, 2021, respectively.
Depreciation and amortization expense was $16.6 million and $14.4 million in the three months ended March 31, 2022 and 2021, respectively.

The Company capitalized $14.7 million and $15.1 million in internal‑use software development costs in the three months ended March 31, 2022 and 2021, respectively.
5. Derivatives and Hedging
As of March 31, 2022, the Company had outstanding foreign currency forward contracts designated as cash flow hedges with a total sell notional value of $324.9 million. The notional value represents the amount that will be sold upon maturity of the forward contract. As of March 31, 2022, these contracts had maturities of less than 9 months.
Gains and losses associated with these foreign currency forward contracts were as follows:

	Consolidated Statement of Operations and Statement of Comprehensive Loss	Three Months Ended March 31,
		2022	2021
		(In thousands)
Losses recognized in OCI	Net change in market value of effective foreign currency forward exchange contracts	$3,852	$—
Losses recognized in income due to instruments maturing	Cost of revenue	$1,597	$—
The Company is subject to master netting agreements with certain counterparties of the foreign exchange contracts, under which it is permitted to net settle transactions of the same currency with a single net amount payable by one party to the other. It is the Company’s policy to present the derivatives at gross in its condensed consolidated balance sheet. The Company’s foreign currency forward contracts are not subject to any credit contingent features or collateral requirements. The Company manages its exposure to counterparty risk by entering into contracts with a diversified group of major financial institutions and by actively monitoring its outstanding positions. As of March 31, 2022, the Company did not have any offsetting arrangements.
6. Goodwill and Intangible Assets
During 2022, the Company completed a business combination for an aggregate accounting purchase price of $32.7 million, of which $25.7 million was allocated to goodwill and $8.2 million was allocated to intangible assets.
Goodwill
The goodwill balance as of March 31, 2022 and December 31, 2021 was as follows:

Total
(In thousands)
Balance as of December 31, 2021	$5,263,166
Goodwill additions and adjustments	23,517
Balance as of March 31, 2022	$5,286,683

Intangible assets
Intangible assets consisted of the following:

	As of March 31, 2022
	Gross	Accumulated Amortization	Net
Amortizable intangible assets:	(In thousands)
Developed technology	$796,231	$(251,248)	$544,983
Customer relationships	539,264	(147,028)	392,236
Supplier relationships	57,471	(11,915)	45,556
Trade names	30,669	(15,442)	15,227
Order backlog	10,000	(10,000)	—
Patent	4,028	(553)	3,475
Total amortizable intangible assets	1,437,663	(436,186)	1,001,477
Non-amortizable intangible assets:
Telecommunication licenses	4,920	—	4,920
Trademarks and other	295	—	295
Total	$1,442,878	$(436,186)	$1,006,692

	As of December 31, 2021
	Gross	Accumulated Amortization	Net
Amortizable intangible assets:	(In thousands)
Developed technology	$794,831	$(222,765)	$572,066
Customer relationships	538,264	(128,035)	410,229
Supplier relationships	51,671	(9,491)	42,180
Trade names	30,669	(13,874)	16,795
Order backlog	10,000	(10,000)	—
Patent	4,035	(508)	3,527
Total amortizable intangible assets	1,429,470	(384,673)	1,044,797
Non-amortizable intangible assets:
Telecommunication licenses	4,920	—	4,920
Trademarks and other	295	—	295
Total	$1,434,685	$(384,673)	$1,050,012
Amortization expense was $51.5 million and $45.2 million for the three months ended March 31, 2022 and 2021, respectively.

Total estimated future amortization expense is as follows:

As of March 31, 2022
Year Ended December 31,	(In thousands)
2022 (remaining nine months)	$154,826
2023	203,128
2024	197,693
2025	194,119
2026	120,493
Thereafter	131,218
Total	$1,001,477

7. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

	As of March 31, 2022	As of December 31, 2021
	(In thousands)
Accrued payroll and related	$84,255	$78,780
Accrued bonus and commission	30,533	64,665
Accrued cost of revenue	153,571	118,004
Sales and other taxes payable	67,123	61,975
ESPP contributions	26,181	10,284
Finance lease liability, current	12,254	12,370
Accrued other expense	59,751	71,425
Total accrued expenses and other current liabilities	$433,668	$417,503

8. Notes Payable
Long-term debt, net, consisted of the following:

	As of March 31, 2022	As of December 31, 2021
	(In thousands)
2029 Senior Notes
Principal	$500,000	$500,000
Unamortized discount	(5,529)	(5,701)
Unamortized issuance costs	(1,244)	(1,286)
Net carrying amount	493,227	493,013
2031 Senior Notes
Principal	500,000	500,000
Unamortized discount	(5,701)	(5,832)
Unamortized issuance costs	(1,283)	(1,274)
Net carrying amount	493,016	492,894
Total long-term debt, net	$986,243	$985,907
As of March 31, 2022, the Company was in compliance with all of its financial covenants under the Indenture.

9. Revenue by Geographic Area
Revenue by geographic area is based on the IP address or the mailing address at the time of registration. The following table sets forth revenue by geographic area:

	Three Months Ended March 31,
	2022	2021
Revenue by geographic area:	(In thousands)
United States	$570,380	$421,531
International	304,983	168,457
Total	$875,363	$589,988

Percentage of revenue by geographic area:
United States	65%	71%
International	35%	29%
Long-lived assets outside of the United States were not significant.
10. Commitments and Contingencies

(a)Lease and Other Commitments
The Company has entered into various non-cancelable operating lease agreements for its facilities. In the three months ended March 31, 2022, the Company did not enter into any significant new lease agreements.
Additionally, the Company has non-cancelable contractual commitments with its cloud infrastructure provider, network service providers and other vendors. In the three months ended March 31, 2022, the Company entered into several such agreements with terms up to three years for a total purchase commitment of $30.2 million.
In February 2021, the Company entered into a Framework Agreement, as subsequently amended, with Syniverse Corporation (“Syniverse”) and Carlyle Partners V Holdings, L.P. (“Carlyle”) (the “Framework Agreement”), pursuant to which Syniverse would issue to the Company shares of Syniverse common stock in consideration for an investment by the Company of $500.0 million to $750.0 million. In August 2021, Syniverse entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Blue Steel Merger Sub Inc. (the “Merger Sub”) and M-3 Brigade Acquisition II Corp. (“MBAC”), which would result in Syniverse being a wholly owned subsidiary of MBAC (the “Merger”). Concurrently, the Company and MBAC entered into the Twilio Subscription Agreement (the “Subscription Agreement”), pursuant to which the Company agreed, subject to the terms and conditions set forth therein, to subscribe for and purchase, and MBAC agreed to issue and sell to the Company, immediately prior to the closing of the Merger, shares of Class A common stock and, if applicable, shares of Class C common stock for an aggregate amount of $500.0 million to $750.0 million, depending on redemptions by MBAC’s shareholders. In connection with the closing of the investment, the Company and Syniverse (or their respective subsidiaries) would enter into a wholesale agreement.
In February 2022, Syniverse, MBAC and the Merger Sub mutually terminated the Merger Agreement and the related proposed Merger. The parties agreed to this termination because the rate of MBAC shareholder redemptions for the proposed transaction would have left MBAC with insufficient funds to meet the minimum cash condition for closing, which occurred as a result of the recent changes in market conditions. Consequently, the Company will not be purchasing any shares of common stock of, or making any investments in, MBAC.
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
On May 27, 2021, the Company filed a lawsuit against San Francisco in San Francisco Superior Court challenging the assessments. The Company raised numerous defenses to the assessments including that its services are not telecommunications services, application of the taxes to Twilio’s services violates the Internet Tax Freedom Act and San Francisco does not have jurisdiction to impose tax on services provided outside of San Francisco. The Company is seeking refunds of the taxes paid, waivers of interest and penalties, cost of suit and reasonable attorneys’ fees, and other legal and equitable relief as the court deems appropriate. A trial date has been set for March 6, 2023.
The Company believes it has strong arguments against the assessments, but litigation is uncertain and there is no assurance that it will prevail in court. Should the Company lose on one or more of its arguments, it could incur additional losses associated with taxes, interest, and penalties that together, in aggregate, could be material. The Company regularly assesses the likelihood of adverse outcomes resulting from tax disputes such as this and examines all open years to determine the necessity and adequacy of any tax reserves. The Company’s tax reserves are further discussed in Note 10(d) of these condensed consolidated financial statements.
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
As of March 31, 2022 and December 31, 2021, no amounts were accrued related to any outstanding indemnification agreements.

(d)Other Taxes
The Company conducts operations in many tax jurisdictions within and outside the United States. In many of these jurisdictions, non-income-based taxes, such as sales, use, telecommunications, and other local taxes are assessed on the Company’s operations. In the last several years the Company has expanded to collect taxes in most jurisdictions where it operates. The Company continues to carry reserves for certain of its prior non-income-based tax exposures in certain jurisdictions when it is both probable that a liability was incurred and the amount of the exposure could be reasonably estimated. These reserves are based on estimates which include several key assumptions including, but not limited to, the taxability of the Company’s services, the jurisdictions in which its management believes it had nexus and the sourcing of revenues to those jurisdictions.
The Company continues to remain in discussions with certain jurisdictions regarding its prior sales and other taxes that it may owe. In the event any of these jurisdictions disagree with management’s assumptions and analysis, the assessment of the Company’s tax exposure could differ materially from management’s current estimates. For example, as described in Note 10(b), the Company is currently involved in legal proceedings with San Francisco City and County challenging their assessment of the Company’s estimated tax liability for a specific period. The $38.8 million assessment of taxes, including interest and penalties, that the Company paid as required in 2020, net of the $11.5 million reserve the Company had accrued for the same period, was recorded as a deposit in other assets in the accompanying condensed consolidated balance sheets.
As of March 31, 2022, the liabilities recorded for these taxes were $26.5 million for domestic jurisdictions and $18.5 million for jurisdictions outside of the United States. As of December 31, 2021, these liabilities were $25.4 million and $17.7 million, respectively.

11. Stockholders' Equity
Preferred Stock
As of March 31, 2022 and December 31, 2021, the Company had authorized 100,000,000 shares of preferred stock, par value $0.001, of which no shares were issued and outstanding.
Common Stock
As of March 31, 2022 and December 31, 2021, the Company had authorized 1,000,000,000 shares of Class A common stock and 100,000,000 shares of Class B common stock, each par value of $0.001 per share. As of March 31, 2022, 171,763,174 shares of Class A common stock and 9,820,605 shares of Class B common stock were issued and outstanding. As of December 31, 2021, 170,625,994 shares of Class A common stock and 9,842,105 shares of Class B common stock were issued and outstanding.
The Company had reserved shares of common stock for issuance as follows:

	As of March 31, 2022	As of December 31, 2021
Stock options issued and outstanding	2,709,573	3,351,313
Unvested restricted stock units issued and outstanding	7,745,115	6,475,700
Class A common stock reserved for Twilio.org	596,755	618,857
Stock-based awards available for grant under 2016 Plan	30,763,355	24,650,104
Stock-based awards available for grant under ESPP	8,182,830	6,382,830
Total	49,997,628	41,478,804

12. Stock-Based Compensation
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
In March 2022, the Company granted 919,289 shares of performance-based restricted stock unit awards to its executive employees with a grant date fair value per share of $157.44 and an aggregate grant date fair value of $144.7 million. Each award consists of three tranches each of which will vest over a separate service period if its respective performance targets, as defined in the grant agreements, are achieved. The first tranche will vest if the revenue growth targets are achieved with respect to fiscal year 2022. The second and third tranches will vest if both (a) revenue growth targets are achieved with respect to fiscal years 2023 and 2024, and (b) profitability targets are achieved in each year. If performance targets are not achieved with respect to a particular fiscal year, the related tranche will be forfeited. Vesting of these performance-based restricted stock unit awards will range up to 100% above the target based on levels of performance and will be recorded in stock-based compensation expense in the fiscal year during which each tranche vests. The Company estimated the fair value of these awards based on the closing price of its Class A common stock on the date of grant.
As of March 31, 2022, total unrecognized compensation cost was as follows:

	Unrecognized Compensation Cost	Weighted-average remaining period
	(In thousands)	(In years)
Unvested stock options	$99,727	2.1
Unvested restricted stock units and awards	1,591,704	3.1
ESPP	2,612	0.1
Class A shares in escrow subject to future vesting	17,027	2.3
Total	$1,711,070
Stock-Based Compensation Expense
The Company recorded total stock-based compensation expense as follows:

	Three Months Ended March 31,
	2022	2021
	(In thousands)
Cost of revenue	$4,521	$2,717
Research and development	79,369	56,959
Sales and marketing	47,586	41,636
General and administrative	23,799	35,843
Total	$155,275	$137,155

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
The following table sets forth the calculation of basic and diluted net loss per share attributable to common stockholders during the periods presented:

	Three Months Ended March 31,
	2022	2021
Net loss attributable to common stockholders (in thousands)	$(221,627)	$(206,542)
Weighted-average shares used to compute net loss per share attributable to common stockholders, basic and diluted	180,898,713	167,160,458
Net loss per share attributable to common stockholders, basic and diluted	$(1.23)	$(1.24)
The following outstanding shares of common stock equivalents were excluded from the calculation of the diluted net loss per share attributable to common stockholders because their effect would have been anti-dilutive:

	As of March 31,
	2022	2021
Stock options issued and outstanding	2,709,573	5,216,385
Unvested restricted stock units issued and outstanding	7,745,115	6,758,222
Class A common stock reserved for Twilio.org	596,755	685,163
Class A common stock committed under ESPP	147,947	101,030
Convertible Notes(1)	—	3,689,177
Class A common stock in escrow	31,503	75,612
Class A common stock in escrow and restricted stock awards subject to future vesting	76,080	289,618
Total	11,306,973	16,815,207
____________________________________
(1) The Convertible Notes were fully redeemed in the second quarter of 2021 and were no longer outstanding as of March 31, 2022. As of March 31, 2021, the Company expected to settle the principal amount of the notes in shares of its Class A common stock, and as such used the if-converted method to calculate any potential dilutive effect of the debt settlement on diluted net income per share, if applicable.
14. Income Taxes
The Company computes its provision for interim periods by applying an estimated annual effective tax rate to anticipated annual pretax income or loss. The estimated annual effective tax rate is applied to the Company’s year to date income or loss, and is adjusted for discrete items recorded in the period. The Company recorded an income tax benefit of $2.9 million and an income tax provision of $0.9 million for the three months ended March 31, 2022 and 2021, respectively.
The benefit for income taxes recorded in the three months ended March 31, 2022 consists primarily of a release of the valuation allowance related to intangible assets acquired in a current year business combination, offset by withholding taxes in foreign jurisdictions in which the Company conducts business. The provision for income taxes recorded in the three months ended March 31, 2021 consists primarily of income taxes and withholding taxes in foreign jurisdictions in which the Company conducts business, partially offset by an income tax benefit from the reversal of U.S. deferred tax liabilities related to acquired intangibles from prior year business combinations.

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
Overview
We are the leader in the cloud communications platform category. We enable developers to build, scale and operate real‑time customer engagement within their software applications. We offer a customer engagement platform with software designed to address specific use cases like account security and contact centers, and a set of Application Programming Interfaces (“APIs”) that handles the higher level communication logic needed for nearly every type of customer engagement. The power, flexibility and reliability offered by our software building blocks empower companies of virtually every shape and size to build world-class engagement into their customer experience. For additional detail on the description of our business and products please refer to Part I, Item 1, “Business,” of our Annual Report on Form 10-K filed with the SEC on February 22, 2022 (“Annual Report”).
We have achieved significant growth in recent periods. In the three months ended March 31, 2022 and 2021, our revenue was $875.4 million and $590.0 million, respectively, and our net loss was $221.6 million and $206.5 million, respectively. In the three months ended March 31, 2022 and 2021, our 10 largest Active Customer Accounts generated an aggregate of 11% and 12% of our total revenue, respectively.
Investment in Syniverse Corporation
In February 2021, we entered into a Framework Agreement, as amended, with Syniverse Corporation (“Syniverse”) and Carlyle Partners V Holdings, L.P., (“Framework Agreement”), pursuant to which Syniverse would issue to us shares of Syniverse common stock in consideration for an investment by us of $500.0 million to $750.0 million, subject to certain terms and conditions. The initial agreements and conditions to closing of this transaction are described in detail in Note 10(a) to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
On February 9, 2022, M-3 Brigade Acquisition II Corp. (“MBAC”), Blue Steel Merger Sub Inc. and Syniverse mutually terminated a proposed Agreement and Plan of Merger because the rate of MBAC shareholder redemptions for the proposed transaction would have left MBAC with insufficient funds to meet the minimum cash condition for closing, which occurred as a result of recent changes in market conditions (“MBAC Transaction Termination”). Consequently, the Company will not be purchasing any shares of common stock of, or making any investments in, MBAC.
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

COVID-19 UPDATE
As of the first quarter of 2022, as COVID-19 related restrictions continue to ease in various geographies, the majority of our offices have reopened. The broader implications of COVID-19 on our results of operations and overall financial performance remain uncertain. The COVID-19 pandemic and its adverse effects on economic and market conditions, including labor shortages, supply chain disruptions and inflation, have been prevalent in the locations where we, our customers, our suppliers or our third-party business partners conduct business. These adverse conditions may continue for an extended period and there may be additional impacts to the economy and our business as a result of COVID-19. This could result in decreased business spending by our customers and prospective customers and business partners and third-party business partners, reduced demand for our solutions, lower renewal rates by our customers, longer or delayed sales cycles, including customers and prospective customers delaying contract signing or contract renewals, or reducing budgets or minimum commitments related to the product and services that we offer, all of which could have an adverse impact on our business operations and financial condition. See the risk factor titled “The global COVID-19 pandemic may adversely impact our business, results of operations and financial condition” in Part II, Item 1A, “Risk Factors” of this Quarterly Report on Form 10-Q for further discussion of the possible impact of the COVID-19 pandemic on our business, financial condition and results of operations.
Key Business Metrics

	Three Months Ended March 31,
	2022	2021
Number of Active Customer Accounts (as of end date of period) (1)	268,000	235,000
Total Revenue (in thousands) (2)	$875,363	$589,988
Total Revenue Growth Rate (2)	48%	62%
Dollar-Based Net Expansion Rate (3)	127%	133%
____________________
(1) Excludes customer accounts from Zipwhip.
(2) Includes revenue from Zipwhip, acquired July 14, 2021, and other smaller acquisitions made after January 1, 2021.
(3) Excludes the contributions from Zipwhip, acquired July 14, 2021, and other smaller acquisitions made after January 1, 2021.
Number of Active Customer Accounts. We believe that the number of Active Customer Accounts is an important indicator of the growth of our business, the market acceptance of our platform and future revenue trends. We define an “Active Customer Account” at the end of any period as an individual account, as identified by a unique account identifier, for which we have recognized at least $5 of revenue in the last month of the period. We believe that use of our platform by customers at or above the $5 per month threshold is a stronger indicator of potential future engagement than trial usage of our platform or usage at levels below $5 per month. In the three months ended March 31, 2022 and 2021, revenue from Active Customer Accounts represented over 99% of total revenue in each period. A single organization may constitute multiple unique Active Customer Accounts if it has multiple account identifiers, each of which is treated as a separate Active Customer Account.
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
Key Components of Statements of Operations
Revenue. We derive our revenue primarily from usage‑based fees earned from customers using the software products within our Channel APIs. These usage‑based software products include offerings such as Programmable Messaging, Programmable Voice and Programmable Video, among others. Some examples of the usage‑based fees that we charge include fees related to the number of text messages sent or received using our Programmable Messaging products, minutes of call duration activity for our Programmable Voice products and the number of authentications for our Verify product. In the three months ended March 31, 2022 and 2021, we generated 73% and 71% of our revenue, respectively, from usage‑based fees. We also earn monthly flat fees from certain fee‑based products, such as our Email API, Marketing Campaigns, Twilio Flex, our cloud contact center platform and Twilio Segment, our customer data platform.
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
Cost of Revenue and Gross Margin. Cost of revenue consists primarily of fees paid to network service providers. Cost of revenue also includes cloud infrastructure fees, direct costs of personnel, such as salaries and stock‑based compensation for our customer support employees and non‑personnel costs, such as depreciation and amortization expense related to data centers and hosting equipment, amortization of capitalized internal use software development costs and acquired intangibles. Our arrangements with network service providers require us to pay fees based on the volume of phone calls initiated or text messages sent, as well as the number of telephone numbers acquired by us to service our customers. Our arrangements with our cloud infrastructure provider require us to pay fees based on our server capacity consumption.
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
Our general and administrative expenses include a certain amount of prior non-income-based taxes in certain domestic and international jurisdictions that we are subject to based on the manner we sell and deliver our products. Additional details are provided in Note 10(d) to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
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

Non‑GAAP Gross Profit and Non‑GAAP Gross Margin. For the periods presented, we define non‑GAAP gross profit and non‑GAAP gross margin as GAAP gross profit and GAAP gross margin, respectively, adjusted to exclude, as applicable, certain expenses as presented in the table below:

	Three Months Ended March 31,
	2022	2021
Reconciliation:	(In thousands)
Gross profit	$425,071	$298,304
Gross margin	49%	51%
Non-GAAP adjustments:
Stock-based compensation	4,521	2,717
Amortization of acquired intangibles	30,636	26,342
Non-GAAP gross profit	$460,228	$327,363
Non-GAAP gross margin	53%	55%
Non‑GAAP Operating Expenses. For the periods presented, we define non‑GAAP operating expenses (including categories of operating expenses) as GAAP operating expenses (and categories of operating expenses) adjusted to exclude, as applicable, certain expenses as presented in the table below:

	Three Months Ended March 31,
	2022	2021
Reconciliation:	(In thousands)
Operating expenses	$642,879	$495,643
Non-GAAP adjustments:
Stock-based compensation	(150,754)	(134,438)
Amortization of acquired intangibles	(20,830)	(18,809)
Acquisition-related expenses	(660)	(2,764)
Charitable contributions	(4,232)	(9,405)
Payroll taxes related to stock-based compensation	(11,218)	(20,171)
Non-GAAP operating expenses	$455,185	$310,056
Non‑GAAP Income from Operations and Non‑GAAP Operating Margin. For the periods presented, we define non‑GAAP income from operations and non‑GAAP operating margin as GAAP loss from operations and GAAP operating margin, respectively, adjusted to exclude, as applicable, certain expenses as presented in the table below:

	Three Month Ended March 31,
	2022	2021
Reconciliation:	(In thousands)
Loss from operations	$(217,808)	$(197,339)
Operating margin	(25)%	(33)%
Non-GAAP adjustments:
Stock-based compensation	155,275	137,155
Amortization of acquired intangibles	51,466	45,151
Acquisition-related expenses	660	2,764
Charitable contributions	4,232	9,405
Payroll taxes related to stock-based compensation	11,218	20,171
Non-GAAP income from operations	$5,043	$17,307
Non-GAAP operating margin	1%	3%

Results of Operations
The following tables set forth our results of operations for the periods presented and as a percentage of our total revenue for those periods. We have included Zipwhip in our results of operations prospectively after its closing date of July 14, 2021, and all other acquisitions from the respective closing dates of each acquisition. The period-to-period comparison of our historical results are not necessarily indicative of the results that may be expected in the future.
Our results of operations may be significantly affected by many factors, such as uncertainty regarding the impacts of the COVID-19 pandemic, fluctuations in foreign exchange rates, changes in global economic conditions and customer demand and spending, inflation, labor market constraints, world events and existing and new domestic and foreign laws and regulations, as well as those factors outlined in Part II, Item 1A, “Risk Factors.”
Our revenue is primarily derived from usage-based fees we charge for certain of our products, which can lead to variability and at times create significant differences between forecasts and actual results. In addition, our product mix and mix of international and domestic customers may significantly impact our gross margin. Because usage trends by geographic region and by customer are inherently difficult to estimate, our actual results could differ significantly from our estimates.

	Three Month Ended March 31,
	2022	2021
Condensed Consolidated Statements of Operations Data:	(In thousands, except share and per share amounts)
Revenue	$875,363	$589,988
Cost of revenue (1) (2)	450,292	291,684
Gross profit	425,071	298,304
Operating expenses:
Research and development (1) (2)	240,611	174,800
Sales and marketing (1) (2)	287,906	210,590
General and administrative (1) (2)	114,362	110,253
Total operating expenses	642,879	495,643
Loss from operations	(217,808)	(197,339)
Other expenses, net	(6,677)	(8,313)
Loss before benefit from (provision for) income taxes	(224,485)	(205,652)
Benefit from (provision for) income taxes	2,858	(890)
Net loss attributable to common stockholders	$(221,627)	$(206,542)
Net loss per share attributable to common stockholders, basic and diluted	$(1.23)	$(1.24)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	180,898,713	167,160,458

____________________________________
(1) Includes stock-based compensation expense as follows:

	Three Months Ended March 31,
	2022	2021
	(In thousands)
Cost of revenue	$4,521	$2,717
Research and development	79,369	56,959
Sales and marketing	47,586	41,636
General and administrative	23,799	35,843
Total	$155,275	$137,155

____________________________________
(2) Includes amortization of acquired intangibles as follows:

	Three Month Ended March 31,
	2022	2021
	(In thousands)
Cost of revenue	$30,636	$26,342
Research and development	420	—
Sales and marketing	20,403	18,694
General and administrative	7	115
Total	$51,466	$45,151

	Three Months Ended March 31,
	2022	2021
Consolidated Statements of Operations, as a percentage of revenue: **
Revenue	100%	100%
Cost of revenue	51	49
Gross profit	49	51
Operating expenses:
Research and development	27	30
Sales and marketing	33	36
General and administrative	13	19
Total operating expenses	73	84
Loss from operations	(25)	(33)
Other expenses, net	(1)	(1)
Loss before benefit from (provision for) income taxes	(26)	(35)
Benefit from (provision for) income taxes	*	*
Net loss attributable to common stockholders	(25%)	(35%)

____________________________________
* Less than 0.5% of revenue.
** Columns may not add up to 100% due to rounding.
Comparison of the Three Months Ended March 31, 2022 and 2021
Revenue

	Three Months Ended March 31,
	2022	2021	Change
	(Dollars in thousands)
Total Revenue	$875,363	$589,988	$285,375	48%
In 2022, total revenue increased by $285.4 million, or 48%, compared to the same period last year. This increase was primarily attributable to an increase in the usage of our products, particularly our Programmable Messaging, Programmable Voice, Email and Software products; the adoption of additional products by our existing customers; the additional A2P fees imposed by certain carriers; and revenue contributions from our acquisition of Zipwhip and other businesses. The change in usage from our existing customers was reflected in our Dollar‑Based Net Expansion Rate of 127% for the year ended March 31, 2022. The increase in usage was also attributable to a 14% increase in the number of Active Customer Accounts, from 235,000 as of March 31, 2021, to over 268,000 as of March 31, 2022.

In 2022, U.S. revenue and international revenue represented $570.4 million or 65%, and $305.0 million, or 35%, respectively, of total revenue. In 2021, U.S. revenue and international revenue represented $421.5 million, or 71%, and $168.5 million, or 29%, respectively, of total revenue. The increase in international revenue was attributable to the growth in usage of our products, particularly our Programmable Messaging and Programmable Voice products, by our existing international Active Customer Accounts; a 13% increase in the number of international Active Customer Accounts driven in part by our focus on expanding our sales to customers outside of the United States; and revenue contribution from our recent acquisitions.
Cost of Revenue and Gross Margin

	Three Months Ended March 31,
	2022	2021	Change
	(Dollars in thousands)
Cost of revenue	$450,292	$291,684	$158,608	54%
Gross margin	49%	51%
In 2022, cost of revenue increased by $158.6 million, or 54%, compared to the same period last year. The increase in cost of revenue was primarily attributable to a $136.6 million increase in network service providers’ costs, which included the additional A2P fees imposed by certain carriers, and a $7.8 million increase in cloud infrastructure fees, all to support the growth in usage of our products. The increase was also due to a $4.3 million increase in the amortization expense of intangible assets that we acquired through business combinations. In addition, the three months ended March 31, 2022 included cost of revenue from our recent acquisitions.
In 2022, the gross margin percentage declined compared to the same period last year. This decline was primarily driven by continued strong growth of our international messaging business, the additional A2P fees imposed by certain carriers and an increase in network service provider fees in certain geographies, which we pass to our customers at cost. The decline was also due to an increase in amortization expense related to our acquired intangible assets. These declines were partially offset by the growth of our other application services products and certain operational improvements.
Operating Expenses

	Three Months Ended March 31,
	2022	2021	Change
	(Dollars in thousands)
Research and development	$240,611	$174,800	$65,811	38%
Sales and marketing	287,906	210,590	77,316	37%
General and administrative	114,362	110,253	4,109	4%
Total operating expenses	$642,879	$495,643	$147,236	30%
In 2022, research and development expenses increased by $65.8 million, or 38%, compared to the same period last year. The increase was primarily attributable to a $63.2 million increase in personnel costs, inclusive of a $0.4 million decrease in capitalized software development costs, largely as a result of a 53% average increase in our research and development headcount, as we continued to focus on enhancing our existing products, introducing new products as well as enhancing product management and other technical functions.
In 2022, sales and marketing expenses increased by $77.3 million, or 37%, compared to the same period last year. The increase was primarily attributable to a $58.8 million increase in personnel costs, largely as a result of a 61% average increase in sales and marketing headcount, as we continued to expand our sales efforts globally, and a $7.5 million increase in advertising expenses.
In 2022, general and administrative expenses increased by $4.1 million, or 4%, compared to the same period last year. The increase was primarily attributable to a $14.0 million, or 46%, increase in personnel costs, exclusive of stock-based compensation, largely as a result of a 70% average increase in general and administrative headcount, to support the growth of our business globally. This increase was partially offset by a $12.0 million decrease in stock-based compensation expense mainly driven by attrition.

Liquidity and Capital Resources
Our principal sources of liquidity have been (i) the net proceeds of $979.0 million, $1.4 billion and $1.8 billion, net of underwriting discounts and offering expenses paid by us, from our public equity offerings in June 2019, August 2020 and February 2021, respectively; (ii) the aggregate net proceeds of approximately $984.7 million, after deducting purchaser discounts and debt issuance costs paid by us, from the issuance of our 2029 Notes and 2031 Notes in March 2021; (iii) the net proceeds of $228.4 million, after deducting transaction costs paid by us, from settlement of our capped call arrangements in June 2021; and (iv) the payments received from customers using our products.
Our primary uses of cash include operating costs, such as personnel-related costs, network service provider costs, cloud infrastructure costs, facility-related spending, as well as acquisitions and investments. Our principal contractual and other commitments consist of obligations under our 2029 Notes and 2031 Notes, our operating leases for office space, contractual commitments to our cloud infrastructure and network service providers and our proposed minority investment in Syniverse Corporation. Refer to Note 8 and Note 10(a) to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for detailed discussions of our obligations and commitments related to debt, other purchase obligations and our proposed minority investment in Syniverse Corporation.
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

Cash Flows
The following table summarizes our cash flows:

	Three Months Ended
	March 31,
	2022	2021
	(In thousands)
Cash (used in) provided by operating activities	$(17,575)	$4,505
Cash provided by (used in) investing activities	150,967	(1,366,021)
Cash provided by financing activities	4,107	2,759,449
Effect of exchange rate changes on cash, cash equivalents and restricted cash	27	(44)
Net increase in cash, cash equivalents and restricted cash	$137,526	$1,397,889

Cash Flows from Operating Activities
In 2022, cash used in operating activities consisted primarily of our net loss of $221.6 million adjusted for non-cash items, including $155.3 million of stock-based compensation expense, $68.1 million of depreciation and amortization expense, $12.4 million of non-cash reduction to our operating right-of-use asset, $12.6 million amortization of deferred commissions and $60.7 million of cumulative changes in operating assets and liabilities. With respect to changes in operating assets and liabilities, accounts receivable and prepaid expenses increased $33.8 million primarily due to revenue growth, the timing of cash receipts and pre-payments for cloud infrastructure fees and certain operating expenses. Accounts payable and other current liabilities increased $19.4 million primarily due to increases in transaction volumes. Operating lease liability decreased $13.1 million due to payments made against our operating lease obligations. Other long-term assets increased $27.4 million primarily due to an increase in the sales commissions balances related to the growth of our business.
In 2021, cash provided by operating activities consisted primarily of our net loss of $206.5 million adjusted for non-cash items, including $137.2 million of stock-based compensation expense, $59.6 million of depreciation and amortization expense, $9.4 million of donated common stock, $7.6 million loss on extinguishment of our convertible notes, $3.4 million amortization of the debt discount and issuance costs related primarily to our convertible notes, $11.7 million of non-cash reduction to our operating right-of-use asset, $5.6 million amortization of deferred commissions, a $2.0 million increase in our allowance for credit losses, and $32.7 million of cumulative changes in operating assets and liabilities. With respect to changes in operating assets and liabilities, accounts receivable and prepaid expenses increased $24.3 million primarily due to the timing of cash receipts from certain of our larger customers, pre-payments for cloud infrastructure fees and certain operating expenses. Accounts payable and other current liabilities increased $18.0 million primarily due to increases in transaction volumes. Operating lease liability decreased $12.1 million due to payments made against our operating lease obligations. Other long-term assets increased $15.2 million primarily due to an increase in the sales commissions balances related to the growth of our business.
Cash Flows from Investing Activities
In 2022, cash provided by investing activities was $151.0 million primarily consisting of $195.9 million of proceeds from sales and maturities of marketable securities, net of purchases of marketable securities and other investments, offset by $27.7 million of net cash paid to acquire other businesses, $10.3 million related to capitalized software development costs and $7.0 million related to purchases of long-lived assets.
In 2021, cash used in investing activities was $1.4 billion primarily consisting of $1.3 billion of purchases of marketable securities and other investments, net of maturities and sales, $66.9 million of net cash paid to acquire other businesses, $10.4 million related to capitalized software development costs and $5.0 million related to purchases of long-lived assets.
Cash Flows from Financing Activities
In 2022, cash provided by financing activities was $4.1 million primarily consisting of $11.7 million in proceeds from stock options exercised by our employees, offset by $6.5 million in principal payments on debt and finance leases.
In 2021, cash provided by financing activities was $2.8 billion primarily consisting of $1.8 billion in net proceeds from our public equity offering, $987.4 million in net proceeds from the issuance of our 2029 Notes and 2031 Notes and $11.6 million in proceeds from stock options exercised by our employees. This was offset by $2.8 million in principal payments on finance leases and $2.8 million related to the value of equity awards withheld to settle tax liabilities.
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
Recent Accounting Pronouncements Not Yet Adopted
There are no material recent accounting pronouncements not yet adopted.
Available Information
Our filings are available to be viewed and downloaded free of charge through our investor relations website after we file them with the Securities and Exchange Commission (“SEC”). Our filings include our Annual Report on Form 10-K, as amended, Quarterly Reports on Form 10-Q, our Proxy Statement for our annual meeting of stockholders, Current Reports on Form 8-K and other filings with the SEC. Our investor relations website is located at http://investors.twilio.com. The SEC also maintains an Internet website that contains periodic and current reports, proxy statements and other information about issuers, like us, that file electronically with the SEC. The address of that website is www.sec.gov.
We webcast our earnings calls and certain events we participate in or host with members of the investment community on our investor relations website. Additionally, we provide notifications of news or announcements regarding our financial performance, including SEC filings, investor events, press and earnings releases, and blogs as part of our investor relations website. Further corporate governance information, including our corporate governance guidelines and code of business conduct and ethics, is also available on our investor relations website under the heading “Governance.” The contents of our websites are not intended to be incorporated by reference into this Quarterly Report on Form 10-Q or in any other report or document we file with the SEC, and any references to our websites are intended to be inactive textual references only.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
We are exposed to certain market risks in the ordinary course of our business, including sensitivities as follows:
Interest Rate Risk
We had cash, cash equivalents and restricted cash of $1.6 billion and marketable securities of $3.6 billion as of March 31, 2022. Cash, cash equivalents and restricted cash consist of bank deposits, money market funds, reverse repurchase agreements and commercial paper. Marketable securities consist primarily of U.S. treasury securities, non-U.S. government securities and high credit quality corporate debt securities. The cash and cash equivalents and marketable securities are held for working capital purposes. Such interest‑earning instruments carry a degree of interest rate risk. To date, fluctuations in interest income have not been significant. The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. Due to the short‑term nature of our investments, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. A hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our condensed consolidated financial statements.
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

We enter into foreign currency derivative hedging transactions to mitigate our exposure to market risks that may result from changes in foreign currency exchange rates. For further information, see Note 5 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
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
Based on this evaluation, our Chief Executive Officer and our Principal Financial Officer concluded that, as of March 31, 2022, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
(b)    Changes in Internal Control
There were no changes in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15 (d) and 15d-15 (d) of the Exchange Act that occurred during the quarter ended March 31, 2022, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
Refer to Note 10(b) of our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for a description of our current material legal proceedings.
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
We have experienced substantial growth in our business since inception. For example, our headcount has grown from 5,482 employees on March 31, 2021 to 8,199 employees on March 31, 2022. We have moved to a virtual on-boarding process since the imposition of COVID-19 restrictions on certain business activities. In addition, we are rapidly expanding our international operations. Our international headcount grew from 1,907 employees as of March 31, 2021 to 3,237 employees as of March 31, 2022. We expect to continue to expand our international operations in the future. We have also experienced significant growth in the number of customers, usage and amount of data that our platform and associated infrastructure support. This growth has placed and may continue to place significant demands on our corporate culture, operational infrastructure and management, particularly in light of virtual on-boarding.

We believe that our corporate culture has been a critical component of our success. We have invested substantial time and resources in building our team and nurturing our culture. As we expand our business in the U.S. and non-U.S. regions and mature as a public company, we may find it difficult to maintain our corporate culture while managing this growth. In addition, the COVID-19 pandemic may have long-term effects on the nature of the office environment and remote working. Our employees generally continue to work from home as we continue a phased reopening of offices and, in February 2021, we announced a new Open Work hybrid work approach, under which most employees will have a choice about where and how they work. We face uncertainty as to whether Open Work, and any adjustments we may make to our model, will meet the needs and expectations of our workforce or have an adverse effect on workforce engagement, productivity and retention. Any failure to preserve the key aspects of our culture as we manage our anticipated growth and organizational changes could hurt our chance for future success, including our ability to recruit and retain employees, and effectively focus on and pursue our corporate objectives. In addition, Open Work may impose additional risks to our business, including unauthorized access to or dissemination of sensitive, proprietary or confidential information. This, in turn, could adversely affect our business, results of operations and financial condition.
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
•the impact of COVID-19 and other global events on our customers, partners and service providers and the global economy in general;
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
•reductions in pricing or maintaining current pricing despite inflationary pressure as a result of negotiations with our larger customers;
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
Additionally, global events such as the COVID-19 pandemic and the war in Ukraine, as well as certain large scale events, such as major elections and sporting events, can significantly impact usage levels on our platform, which has, and could in the future, cause fluctuations in our results of operations. We expect that significantly increased usage of all communications platforms, including ours, during certain seasonal and one-time events could impact delivery and quality of our products during those events. We also tend to experience increased expenses in connection with the hosting of SIGNAL, which we plan to continue to host annually. Such annual and one-time events may cause fluctuations in our results of operations and may impact both our revenue and operating expenses.
The global COVID-19 pandemic may adversely impact our business, results of operations and financial condition.
The global COVID-19 pandemic has in the past disrupted, and may continue to disrupt, our day-to-day operations and the operations of our customers, partners and service providers. The continued uncertainty regarding the trajectory of the pandemic and its impact on the global economy may result in differing levels of demand for our products as the priorities, resources, financial conditions and economic outlook of our customers, partners and service providers change, which could adversely affect or increase the volatility of our financial results. Certain industries were initially more negatively impacted by COVID-19, while others were positively impacted. It has been and may continue to be more difficult for us to forecast usage levels and predict revenue trends for the more adversely impacted industries. Any prolonged contractions in industries historically impacted by COVID-19, along with any effects on supply chain or on other industries in which our customers, partners and service providers operate, could adversely impact our business, results of operations and financial condition.

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
Our future performance depends on the continued services and contributions of our senior management and other key employees to execute on our business plan, to develop our products and platform, to deliver our products to customers, to attract and retain customers and to identify and pursue opportunities. The loss of services of senior management or other key employees could significantly delay or prevent the achievement of our development and strategic objectives. In particular, we depend to a considerable degree on the vision, skills, experience and effort of our co‑founder and Chief Executive Officer, Jeff Lawson. None of our executive officers or other senior management are bound by a written employment agreement and any of them may terminate employment with us at any time with no advance notice. We have experienced, and may continue to experience, high attrition among our senior management team and key employees. The replacement of any of our senior management or other key employees will involve significant time and costs, and such loss could significantly delay or prevent the achievement of our business objectives. The loss of the services of any of our senior management or other key employees for any reason could adversely affect our business, results of operations and financial condition.

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

Our ability to grow and generate incremental revenue depends, in part, on our ability to maintain and grow our relationships with existing customers (including any customers acquired in connection with our acquisitions) and to have them increase their usage of our platform. If our customers do not increase their use of our products, then our revenue may decline, and our results of operations may be harmed. Customers are charged based on the usage of our products. Most of our customers do not have long-term contractual financial commitments to us and, therefore, most of our customers may reduce or cease their use of our products at any time without penalty or termination charges. Customers may terminate or reduce their use of our products for any number of reasons, including if they are not satisfied with our products, the value proposition of our products or our ability to meet their needs and expectations, or due to their use of competitors’ products. For example, there have been instances in which technical reliability issues have caused service disruptions with one or more products in our cloud communications platform that have impacted our customers’ ability to use such products for up to several hours. These issues have caused us to incur certain costs associated with offering credits to our affected customers and have had an adverse impact on customer satisfaction. We have taken steps, and continue to undertake long term solutions, to mitigate against future service disruptions, but there can be no guarantee that these actions or improvements will be effective in preventing or reducing such service disruptions. A loss of customers or reduced utilization of our products by customers resulting from service disruptions could adversely affect our business, results of operations and financial condition.
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

From time to time, our customers have complained about our products, such as complaints about our pricing, the technical reliability of our products and platform, and our customer support. If we do not handle customer complaints effectively, then our brand and reputation may suffer, our customers may lose confidence in us and they may reduce or cease their use of our products. In addition, many of our customers post and discuss on social media about Internet-based products and services, including our products and platform. Our success depends, in part, on our ability to generate positive customer feedback and minimize negative feedback on social media channels where existing and potential customers seek and share information. If actions we take or changes we make to our products or platform upset these customers, then their online commentary could negatively affect our brand, reputation and customer trust. Complaints or negative publicity about us, our products or our platform could adversely impact our ability to attract and retain customers, and otherwise harm our business, results of operations and financial condition.
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
The CCPA imposes obligations on businesses to which it applies. These obligations include, but are not limited to, providing specific disclosures in privacy notices and affording California residents certain rights related to their personal information. The CCPA allows for statutory fines for noncompliance. In addition, the California Privacy Rights Act of 2020 (“CPRA”), effective January 1, 2023, will expand the CCPA. Similar laws have been enacted or been proposed at the state and federal levels. For example, Virginia and Colorado have each passed laws similar to but different from the CPRA that take effect in 2023. If we become subject to new privacy, data protection and data security laws, the risk of enforcement action against us could increase because we may become subject to additional obligations, and the number of individuals or entities that can initiate actions against us may increase (including individuals, via a private right of action, and state actors).

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
As a cumulative example of these risks, because our primary data processing facilities are currently in the U.S., we have experienced hesitancy, reluctance, or refusal by European or multinational customers to continue to use our services due to the potential risk posed to such customers as a result of the Court of Justice July 2020 ruling in the “Schrems II” case, as well as related guidance from the European Data Protection Board. For example, absent appropriate safeguards or other circumstances, the GDPR and laws in Switzerland and the UK generally restrict the transfer of personal information to countries outside of the EEA, such as the United States, that the European Commission does not consider as providing an adequate level of privacy, data protection and data security. On March 25, 2022, the U.S. and EU announced an “agreement in principle” to replace the EU-U.S. Privacy Shield framework with a valid transfer mechanism, but this mechanism has not yet been established. If we cannot implement a valid mechanism for cross-border data transfers, we may face increased exposure to regulatory actions, substantial fines, and injunctions against processing or transferring personal information from Europe or elsewhere. The inability to import personal information to the United States could significantly and negatively impact our business operations; limit our ability to collaborate with parties that are subject to data privacy and security laws; or require us to increase our personal information processing capabilities in Europe and/or elsewhere at significant expense. We and our customers are at risk of enforcement actions taken by an EU data protection authority during such time Twilio continues to require data transfers from the EEA for the provision of our services. If we are unable to increase our data processing capabilities in Europe and other countries to limit or eliminate the need for data transfers out of the EEA quickly enough, and other valid solutions for personal information transfers to the United States or other countries are not available or are difficult to implement in the interim, we will likely face continuing reluctance from European and multinational customers to use our services and increased exposure to regulatory actions, substantial fines and injunctions against processing or transferring personal information from Europe.

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

Some of our competitors and potential competitors are larger and have greater name recognition, longer operating histories, more established customer relationships, larger budgets, lower operating costs, and significantly greater resources than we do. In addition, they have the operating flexibility to bundle competing products and services at little or no perceived incremental cost, including offering them at a lower price as part of a larger sales transaction. As a result, our competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards, customer requirements or changing economic conditions, like inflation. In addition, some competitors may offer products or services that address one or a limited number of functions at lower prices, with greater depth than our products or in different geographies. Our current and potential competitors may develop and market new products and services with comparable functionality to our products, and this could lead to us having to decrease prices in order to remain competitive. Customers utilize our products in many ways and use varying levels of functionality that our products offer or are capable of supporting or enabling within their applications. Customers that use many of the features of our products or use our products to support or enable core functionality for their applications may have difficulty or find it impractical to replace our products with a competitor’s products or services, while customers that use only limited functionality may be able to replace our products more easily with competitive offerings. Our customers also may choose to build some of the functionality our products provide or establish direct connectivity with network service providers, which may limit or eliminate their demand for our products.
With the introduction of new products and services and new market entrants, we expect competition to intensify in the future. In addition, some of our customers may choose to use our products and our competitors’ products at the same time. Further, customers and consumers may choose to adopt other forms of electronic communications or alternative communication platforms.

Moreover, as we expand the scope of our products, we may face additional competition and, in some cases, may find our products in competition with those of our customers, which could cause them to replace our products with competitive offerings. If one or more of our competitors were to merge or partner with another of our competitors or our suppliers, the change in the competitive landscape could also adversely affect our ability to compete effectively. For example, certain of our competitors have engaged in acquisition activity in 2021 and may continue to do so in the future. In addition, some of our competitors have lower list prices than us, which may be attractive to certain customers even if those products have different or lesser functionality. If we are unable to maintain our current pricing due to competitive pressures, including within an inflationary environment, our margins will be reduced and our business, results of operations and financial condition would be adversely affected. In addition, pricing pressures and increased competition generally could result in reduced revenue, reduced margins, increased losses or the failure of our products to achieve or maintain widespread market acceptance, any of which could harm our business, results of operations and financial condition.
We have a history of losses and may not achieve or sustain profitability in the future.
We have incurred net losses in each year since our inception, including net losses of $221.6 million, $949.9 million and $491.0 million in the three months ended March 31, 2022 and the years ended December 31, 2021 and 2020, respectively. We had an accumulated deficit of $2.3 billion as of March 31, 2022. We will need to generate and sustain increased revenue levels, and manage our operating expenses, in future periods to become profitable and, even if we do, we may not be able to maintain or increase our level of profitability. We expect to continue to expend substantial financial and other resources on, among other things:
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
As we seek to increase the adoption of our products by enterprises, including products like Flex, which is primarily aimed at complex contact center implementations at larger companies, we expect to incur higher costs and longer sales cycles. In the enterprise market segment, the decision to adopt our products may require the approval of multiple technical and business decision makers, including legal, security, compliance, procurement, operations and IT. In addition, while enterprise customers may quickly deploy our products on a limited basis, before they will commit to deploying our products at scale, they often require extensive education about our products and significant customer support time, engage in protracted pricing negotiations, which may not address changing inflationary pressure, and seek to secure readily available development resources. In addition, sales cycles for enterprises are inherently more complex and less predictable than the sales through our self-service model, and some enterprise customers may not use our products enough to generate revenue that justifies the cost to obtain such customers. In addition, these complex and resource intensive sales efforts could place additional strain on our product and engineering resources. Further, enterprises, including some of our customers, may choose to develop their own solutions that do not include our products. They also may demand reductions in pricing as their usage of our products increases, notwithstanding increased costs incurred by us to provide such products, which could have an adverse impact on our gross margin. As a result of our limited experience selling and marketing to enterprises, our efforts to sell to these potential customers may not be successful. If we are unable to increase the revenue that we derive from enterprises, then our business, results of operations and financial condition may be adversely affected.
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
In the three months ended March 31, 2022, and the years ended December 31, 2021 and 2020, we derived 35%, 34% and 27% of our revenue, respectively, from customer accounts located outside the United States. The future success of our business will depend, in part, on our ability to expand our customer base worldwide. While we have been rapidly expanding our sales efforts internationally, our experience in selling our products outside of the United States is, and our ability to conduct business in local currencies in certain jurisdictions may be or is, limited. Furthermore, our developer-first business model may not be successful or have the same traction outside the United States. As a result, our investment in marketing our products to these potential customers may not be successful. If we are unable to increase the revenue that we derive from international customers, then our business, results of operations and financial condition may be adversely affected.
We are continuing to expand our international operations, which exposes us to significant risks.
We are continuing to expand our international operations to increase our revenue from customers outside of the United States as part of our growth strategy. Between March 31, 2021 and March 31, 2022, our international headcount grew from 1,907 employees to 3,237 employees. We expect to open additional international offices and hire employees to work at these offices in order to reach new customers and gain access to additional technical talent. Operating in international markets requires significant resources and management attention and will subject us to regulatory, economic and political risks in addition to those we already face in the United States. Because of our limited experience with international operations or with developing and managing sales in international markets, our international expansion efforts may not be successful.
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
•understanding, reconciling, and implementing technical controls to address, different technical standards, data privacy and telecommunications regulations, registration and certification requirements outside the United States, which could prevent customers from deploying our products or limit their usage;
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
•the impact of natural disasters and public health epidemics or pandemics such as COVID-19 on employees, contingent workers, partners, travel and the global economy and the ability to operate freely and effectively in a region that may be fully or partially on lockdown; and
•political or social unrest, economic instability, conflict or war in a specific country or region in which we, our customers, partners or service providers operate, which could have an adverse impact on our operations in the region or otherwise have a material impact on regional or global economies, any or all of which could adversely affect our business.
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
Similarly, in May 2021, the Biden Administration issued an Executive Order requiring federal agencies to implement additional information technology security measures, including, among other things, requiring agencies to adopt multifactor authentication and encryption for data at rest and in transit to the maximum extent consistent with Federal records laws and other applicable laws. The National Institute of Standards and Technology issued a Secure Software Development Framework (SSDF) on September 30, 2021 and Software Supply Chain Security Guidance (incorporating the SSDF), on February 4, 2022, and on March 7, 2022, the Office of Management and Budget directed federal agencies to incorporate both documents into their software lifecycle and acquisitions practices. The Executive Order also may lead to the development of additional secure software development practices and/or criteria for a consumer software labeling program, the criteria which will reflect a baseline level of secure practices, for software that is developed and sold to the U.S. federal government. Software developers will be required to provide visibility into their software and make security data publicly available. Due to this Executive Order, federal agencies may require us to modify our cybersecurity practices and policies, thereby increasing our compliance costs. If we are unable to meet the requirements of the Executive Order, our ability to work with the U.S. government may be impaired and may result in a loss of revenue.
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
As we continue to expand internationally, we have become subject to telecommunications laws and regulations in the foreign countries where we offer our products. Internationally, we currently offer our products across 180 countries.
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
Our agreements with customers typically provide for service level commitments. If we suffer extended periods of downtime for our products or platform and we are unable to meet these commitments, then we are contractually obligated to provide a service credit, which is typically 10% of the customer’s amounts due for the month in question. For example, there have been instances in which technical reliability issues have caused service disruptions with one or more products in our cloud communications platform that have impacted our customers’ ability to use such products for up to several hours. These issues have caused us to incur certain costs associated with offering credits to our affected customers and have had an adverse impact on customer satisfaction. In addition, the performance and availability of AWS or other service providers that provide our cloud infrastructures is outside of our control and, therefore, we are not in full control of whether we meet our service level commitments. A loss of customers or reduced utilization of our products by customers resulting from unscheduled downtime or service disruptions could adversely affect our business, results of operations and financial condition.
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
In the three months ended March 31, 2022 and the years ended December 31, 2021 and 2020, our 10 largest Active Customer Accounts generated an aggregate of 11%, 11% and 14% of our revenue, respectively. In the event that any of our large customers do not continue to use our products, use fewer of our products, or use our products in a more limited capacity, or not at all, our business, results of operations and financial condition could be adversely affected. Additionally, the usage of our products by customers that do not have long-term contracts with us may change between periods. Those with no long-term contract with us may reduce or fully terminate their usage of our products at any time without notice, penalty or termination charges, which may adversely impact our results of operations.
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
Moreover, certain customers may use our platform to transmit unauthorized, offensive or illegal messages, calls, spam, phishing scams, and website links to harmful applications, reproduce and distribute copyrighted material or the trademarks of others without permission, and report inaccurate or fraudulent data or information. These issues also arise with respect to a portion of those users who use our platform on a free trial basis or upon initial use. These actions are in violation of our policies, in particular, our Acceptable Use Policy. However, our efforts to defeat spamming attacks, illegal robocalls and other fraudulent activity will not prevent all such attacks and activity. Such use of our platform could damage our reputation and we could face claims for damages, regulatory enforcement, copyright or trademark infringement, defamation, negligence, or fraud. Furthermore, enacting more stringent controls on our customers’ use of our platform to combat such violations of our Acceptable Use Policy could increase friction for our legitimate customers and decrease their use of our platform.
Moreover, our customers’ and other users’ promotion of their products and services through our platform might not comply with federal, state, and foreign laws or of contractual requirements imposed by carriers, such as the CTIA Shortcode Agreement and associated policies. We rely on contractual representations made to us by our customers that their use of our platform will comply with our policies and applicable law, including, without limitation, our email and messaging policies. Although we retain the right to verify that customers and other users are abiding by certain contractual terms, our Acceptable Use Policy and our email and messaging policies and, in certain circumstances, to review their email, messages and distribution lists, our customers and other users are ultimately responsible for compliance with our policies, and we do not systematically audit our customers or other users to confirm compliance with our policies. We cannot predict whether our role in facilitating our customers’ or other users’ activities would expose us to liability under applicable state or federal law, or whether that possibility could become more likely if changes to current laws regulating content moderation, such as Section 230 of the Communications Decency Act are enacted. There are various Congressional, FCC and executive efforts to eliminate or restrict the scope of the protections under Section 230, which limits the liability of internet platforms for third-party content that is transmitted via those platforms and for good-faith moderation of offensive content. In addition, Florida and Texas adopted statutes intended to reduce or eliminate the protections granted under Section 230, although implementation of both statutes has been stayed by federal courts. Florida recently amended its statute in an effort to address issues that led the court to issue the stay. Similar legislation has been introduced in other states in 2022, including a bill that has passed the Georgia State Senate and is pending before the Georgia House. Even if claims asserted against us do not result in liability, we may incur substantial costs in investigating and defending such claims. If we are found liable for our customers’ or other users’ activities, we could be required to pay fines or penalties, redesign business methods or otherwise expend resources to remedy any damages caused by such actions and to avoid future liability.
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

The future success of our business depends upon the continued use of the Internet as a primary medium for commerce, communications and business applications. Federal, state or foreign government bodies or agencies have in the past adopted, and may in the future adopt, laws or regulations affecting the use of the Internet as a commercial medium. Changes in these laws or regulations could require us to modify our products and platform in order to comply with these changes. In addition, government agencies or private organizations have imposed and may impose additional taxes, fees or other charges for accessing the Internet or commerce conducted via the Internet. These laws or charges could limit the growth of Internet‑related commerce or communications generally or result in reductions in the demand for Internet‑based products and services such as our products and platform. In particular, a re-adoption of “network neutrality” rules in the United States, which President Biden supported during his campaign, could affect the services used by us and our customers. California’s state network neutrality law went into effect after a federal district court denied a motion for preliminary injunction on March 10, 2021, and that decision was affirmed by the U.S. Court of Appeals for the Ninth Circuit on January 28, 2022, and on April 20, 2022 it declined to rehear the case. The appellants have the option to appeal to the U.S. Supreme Court. A temporary injunction preventing implementation of a similar law in Vermont expired on April 20, 2022, but the challenge to that law remains pending. A number of other states have adopted or are adopting or considering legislation or executive actions that would regulate the conduct of broadband providers. In addition, the use of the Internet as a business tool could be adversely affected due to delays in the development or adoption of new standards and protocols to handle increased demands of Internet activity, security, reliability, cost, ease‑of‑use, accessibility and quality of service. The performance of the Internet and its acceptance as a business tool has been adversely affected by “viruses,” “worms,” and similar malicious programs. If the use of the Internet is reduced as a result of these or other issues, then demand for our products could decline, which could adversely affect our business, results of operations and financial condition.

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
Historically, we have not billed or collected taxes in certain jurisdictions and, in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”), we have recorded a provision for our tax exposure in these jurisdictions when it is both probable that a liability has been incurred and the amount of the exposure can be reasonably estimated. We reserved $26.5 million and $18.5 million for domestic jurisdictions and jurisdictions outside of the U.S., respectively, on our March 31, 2022 balance sheet for these tax payments. These estimates include several key assumptions, including, but not limited to, the taxability of our products, the jurisdictions in which we believe we have nexus or a permanent establishment, and the sourcing of revenues to those jurisdictions. In the event these jurisdictions challenge our assumptions and analysis, our actual exposure could differ materially from our current estimates. If the actual payments we make to any jurisdiction exceed the accrual in our balance sheet, our results of operations would be harmed. In addition, some customers may question the incremental tax charges and seek to negotiate lower pricing from us, which could adversely affect our business, results of operations and financial condition.
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
We review our intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. As of March 31, 2022, we carried a net $6.3 billion of goodwill and intangible assets. An adverse change in market conditions, particularly if such change has the effect of changing one of our critical assumptions or estimates, could result in a change to the estimation of fair value that could result in an impairment charge to our goodwill or intangible assets. Any such charges may adversely affect our results of operations.
Risks Related to Ownership of Our Class A Common Stock
The trading price of our Class A common stock has been volatile and may continue to be volatile, and you could lose all or part of your investment.
Prior to our initial public offering in June 2016, there was no public market for shares of our Class A common stock. On June 23, 2016, we sold shares of our Class A common stock to the public at $15.00 per share. From June 23, 2016, the date that our Class A common stock started trading on the New York Stock Exchange, through March 31, 2022, the trading price of our Class A common stock has ranged from $22.80 per share to $457.30 per share. The trading price of our Class A common stock may continue to fluctuate significantly in response to numerous factors, many of which are beyond our control, including:
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
•changes in laws, industry standards, regulations or regulatory enforcement in the United States or internationally, GDPR, the California Consumer Privacy Act of 2018 and other privacy or cybersecurity regulations that may be implemented in the future, SHAKEN/STIR and other robocalling prevention and anti-spam standards and increased costs associated with such compliance, as well as enhanced Know-Your-Client processes that impact our ability to market, sell or deliver our products;
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

•any significant change in our management; and
•general economic conditions, including the effects of the COVID-19 pandemic and the war in Ukraine on the global economy, labor shortages, supply chain disruptions, inflation and slow or negative growth of our markets.
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
Our Class B common stock has 10 votes per share, and our Class A common stock has one vote per share. As of March 31, 2022, our directors, executive officers and their respective affiliates, held in the aggregate 21.1% of the voting power of our capital stock. Because of the 10‑to‑one voting ratio between our Class B common stock and Class A common stock, the holders of our Class B common stock collectively will continue to have concentrated control of the combined voting power of our common stock and therefore may be able to control certain matters submitted to our stockholders for approval until the earlier of (i) June 28, 2023, or (ii) the date the holders of two‑thirds of our Class B common stock elect to convert the Class B common stock to Class A common stock. This concentrated control limits or precludes your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders.
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
As of March 31, 2022, we had $1.0 billion of indebtedness outstanding (excluding intercompany indebtedness). Our indebtedness could have important consequences, including:
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
Our results of operations may vary based on the impact of changes in our industry or the global economy on our customers. Our results of operations depend in part on demand for information technology and cloud communications. In addition, our revenue is dependent on the usage of our products, which in turn is influenced by the scale of business that our customers are conducting. To the extent that weak or volatile economic conditions, including due to the COVID-19 pandemic, labor shortages, supply chain disruptions and inflation, geopolitical developments, such as the war in Ukraine and the implementation of, or changes to or further expansions of, trade sanctions, export restrictions, tariffs, and embargoes, and other events outside of our control, result in a reduced volume of business for, and communications by, our customers and prospective customers, demand for, and use of, our products may decline. Furthermore, weak economic conditions may make it more difficult to collect on outstanding accounts receivable and increase our expenses. Additionally, we generate a portion of our revenue from small and medium-sized businesses, which may be affected by economic downturns and other adverse macroeconomic conditions to a greater extent than enterprises, and typically have more limited financial resources, including capital borrowing capacity, than enterprises. If our customers reduce their use of our products, or prospective customers delay adoption or elect not to adopt our products, as a result of a weak economy or rising inflation and increased costs, this could adversely affect our business, results of operations and financial condition.
Our business is subject to the risks of pandemics, earthquakes, fire, floods and other natural catastrophic events, and to interruption by man-made problems such as power disruptions, computer viruses, data security breaches, terrorism or war.
Our business operations are subject to interruption by natural disasters, flooding, fire, power shortages, pandemics such as COVID-19, terrorism, political unrest, cyber-attacks, geopolitical instability, war, the effects of climate change and other events beyond our control. For example, our corporate headquarters are located in the San Francisco Bay Area, a region known for seismic activity. A significant natural disaster, such as an earthquake, fire or flood, occurring at our headquarters, at one of our other facilities or where a business partner is located could adversely affect our business, results of operations and financial condition. Further, if a natural disaster or man-made problem were to affect our service providers, this could adversely affect the ability of our customers to use our products and platform. Natural disasters, pandemics, such as the COVID-19 pandemic, and geopolitical events, such as the war in Ukraine, could cause disruptions in our or our customers’ businesses, national economies or the world economy as a whole.
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
Not applicable.
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

Twilio Inc.

May 5, 2022	/s/ JEFF LAWSON
Jeff Lawson Director and Chief Executive Officer (Principal Executive Officer)

May 5, 2022	/s/ KHOZEMA Z. SHIPCHANDLER
Khozema Z. Shipchandler Chief Operating Officer (Principal Accounting and Financial Officer)