Form 10-Q
period 2022-06-30
TWILIO INC
filed 2022-08-05
CIK 1447669

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________
FORM 10-Q
_____________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934
For the quarterly period ended June 30, 2022

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
101 Spear Street, Fifth Floor
San Francisco, California 94105
(Address of principal executive offices) (Zip Code)
(415) 390-2337
(Registrant’s telephone number, including area code)

101 Spear Street, First Floor
San Francisco, California 94105
(Former name, former address and former fiscal year, if changed since last report)
____________________________________________
Securities registered pursuant to Section 12(b) of the act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, par value $0.001 per share	TWLO	New York Stock Exchange
Long-Term Stock Exchange
As of July 29, 2022, 173,307,870 shares of the registrant’s Class A common stock and 9,817,605 shares of registrant’s Class B common stock were outstanding.
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

TWILIO INC.
Quarterly Report on Form 10-Q
For the Three Months Ended June 30, 2022

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
•the impact of an economic downturn or recession, the coronavirus disease of 2019 (“COVID-19”) pandemic, or significant market volatility in the global economy on our customers, partners, employees and business;
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
•our expectations about the impact of climate change, natural disasters, public health pandemics and epidemics and other natural catastrophic events and man-made problems such as data security breaches, war or terrorism; and
•our ability to successfully integrate and realize the benefits of our past or future strategic acquisitions or investments.
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
•the impact of an economic downturn or recession, the global COVID-19 pandemic or significant market volatility;
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
•our ability to develop enhancements to our products, increase gross margins and introduce new products that achieve market acceptance;
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
•the risks of pandemics, epidemics, earthquakes, fire, floods and other natural catastrophic events and of interruption by man-made problems such as power disruptions, computer viruses, data security breaches, war or terrorism;
•volatility of the trading price of our Class A common stock;
•potential decline in the market price of our Class A common stock due to substantial future sales of shares;
•requirement of a significant amount of cash to service our future debt; and
•our ability to raise the funds necessary for the repayment of the 2029 Notes and 2031 Notes for cash.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

TWILIO INC.
Condensed Consolidated Balance Sheets
(Unaudited)

	As of June 30,	As of December 31,
	2022	2021
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$798,625	$1,479,452
Short-term marketable securities	3,593,659	3,878,430
Accounts receivable, net	471,915	388,215
Prepaid expenses and other current assets	240,192	186,131
Total current assets	5,104,391	5,932,228
Property and equipment, net	264,767	255,316
Operating right-of-use assets	213,464	234,584
Equity method investment	750,000	—
Intangible assets, net	953,522	1,050,012
Goodwill	5,285,563	5,263,166
Other long-term assets	297,522	263,292
Total assets	$12,869,229	$12,998,598
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$102,039	$93,333
Accrued expenses and other current liabilities	504,810	417,503
Deferred revenue and customer deposits	137,728	140,389
Operating lease liability, current	50,743	52,325
Total current liabilities	795,320	703,550
Operating lease liability, noncurrent	189,068	211,253
Finance lease liability, noncurrent	18,935	25,132
Long-term debt, net	986,619	985,907
Other long-term liabilities	37,292	41,290
Total liabilities	2,027,234	1,967,132
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock	—	—
Class A and Class B common stock	183	180
Additional paid-in capital	13,623,300	13,169,118
Accumulated other comprehensive loss	(117,401)	(18,141)
Accumulated deficit	(2,664,087)	(2,119,691)
Total stockholders’ equity	10,841,995	11,031,466
Total liabilities and stockholders’ equity	$12,869,229	$12,998,598
See accompanying notes to condensed consolidated financial statements.

TWILIO INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
	(In thousands, except share and per share amounts)
Revenue	$943,354	$668,931	$1,818,717	$1,258,919
Cost of revenue	498,065	337,684	948,357	629,368
Gross profit	445,289	331,247	870,360	629,551
Operating expenses:
Research and development	279,641	181,280	520,252	356,080
Sales and marketing	334,958	238,058	622,864	448,648
General and administrative	142,626	114,183	256,988	224,436
Total operating expenses	757,225	533,521	1,400,104	1,029,164
Loss from operations	(311,936)	(202,274)	(529,744)	(399,613)
Other expenses, net	(8,239)	(24,293)	(14,916)	(32,606)
Loss before (provision for) benefit from income taxes	(320,175)	(226,567)	(544,660)	(432,219)
(Provision for) benefit from income taxes	(2,594)	(1,286)	264	(2,176)
Net loss attributable to common stockholders	$(322,769)	$(227,853)	$(544,396)	$(434,395)
Net loss per share attributable to common stockholders, basic and diluted	$(1.77)	$(1.31)	$(3.00)	$(2.55)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	182,347,864	173,407,187	181,624,316	170,275,609
See accompanying notes to condensed consolidated financial statements.

TWILIO INC.
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
	(In thousands)
Net loss	$(322,769)	$(227,853)	$(544,396)	$(434,395)
Other comprehensive loss:
Unrealized loss on marketable securities	(19,022)	(979)	(81,848)	(5,155)
Foreign currency translation	(2,289)	(66)	(2,454)	(276)
Net change in market value of effective foreign currency forward exchange contracts	(11,106)	(2,908)	(14,958)	(2,908)
Total other comprehensive loss	(32,417)	(3,953)	(99,260)	(8,339)
Comprehensive loss attributable to common stockholders	$(355,186)	$(231,806)	$(643,656)	$(442,734)
See accompanying notes to condensed consolidated financial statements.

TWILIO, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Common Stock Class A		Common Stock Class B		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
	(In thousands, except share amounts)
Balance as of December 31, 2021	170,625,994	$168	9,842,105	$12	$13,169,118	$(18,141)	$(2,119,691)	$11,031,466
Net loss	—	—	—	—	—	—	(221,627)	(221,627)
Exercises of vested stock options	180,643	—	193,889	—	11,727	—	—	11,727
Vesting of restricted stock units	877,089	1	—	—	(1)	—	—	—
Value of equity awards withheld for tax liability	(5,804)	—	—	—	(1,065)	—	—	(1,065)
Conversion of shares of Class B common stock into shares of Class A common stock	215,389	—	(215,389)	—	—	—	—	—
Shares of Class A common stock donated to charity	22,102	—	—	—	4,232	—	—	4,232
Shares returned from escrow	(152,239)	—	—	—	(387)	—	—	(387)
Unrealized loss on marketable securities	—	—	—	—	—	(62,826)	—	(62,826)
Foreign currency translation	—	—	—	—	—	(165)	—	(165)
Net change in market value of effective foreign currency forward exchange contracts	—	—	—	—	—	(3,852)	—	(3,852)
Stock-based compensation	—	—	—	—	159,930	—	—	159,930
Balance as of March 31, 2022	171,763,174	$169	9,820,605	$12	$13,343,554	$(84,984)	$(2,341,318)	$10,917,433
Net loss	—	—	—	—	—	—	(322,769)	(322,769)
Exercises of vested stock options	98,111	—	77,732	—	5,649	—	—	5,649
Vesting of restricted stock units	1,049,640	1	—	—	(1)	—	—	—
Value of equity awards withheld for tax liability	(38)	—	—	—	(4)	—	—	(4)
Conversion of shares of Class B common stock into shares of Class A common stock	80,732	—	(80,732)	—	—	—	—	—
Shares issued under ESPP	258,221	1	—	—	24,317	—	—	24,318
Shares of Class A common stock donated to charity	22,102	—	—	—	2,373	—	—	2,373
Unrealized loss on marketable securities	—	—	—	—	—	(19,022)	—	(19,022)
Foreign currency translation	—	—	—	—	—	(2,289)	—	(2,289)
Net change in market value of effective foreign currency forward exchange contracts	—	—	—	—	—	(11,106)	—	(11,106)
Stock-based compensation	—	—	—	—	247,412	—	—	247,412
Balance as of June 30, 2022	173,271,942	$171	9,817,605	$12	$13,623,300	$(117,401)	$(2,664,087)	$10,841,995
See accompanying notes to condensed consolidated financial statements.

TWILIO, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Common Stock Class A		Common Stock Class B		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
	(In thousands, except share amounts)
Balance as of December 31, 2020	153,496,222	$151	10,551,302	$13	$9,613,246	$9,046	$(1,169,791)	$8,452,665
Net loss	—	—	—	—	—	—	(206,542)	(206,542)
Exercises of vested stock options	248,008	—	211,371	—	11,564	—	—	11,564
Vesting of restricted stock units	913,966	1	—	—	(1)	—	—	—
Value of equity awards withheld for tax liability	(6,989)	—	—	—	(2,774)	—	—	(2,774)
Conversion of shares of Class B common stock into shares of Class A common stock	419,371	—	(419,371)	—	—	—	—	—
Equity component from partial settlement of 2023 convertible senior notes	1,158,381	2	—	—	80,047	—	—	80,049
Shares of Class A common stock donated to charity	22,102	—	—	—	9,405	—	—	9,405
Issuance of common stock in connection with a follow-on public offering, net of underwriter discounts	4,312,500	4	—	—	1,766,396	—	—	1,766,400
Costs related to the follow-on public offering	—	—	—	—	(727)	—	—	(727)
Issuance of restricted stock awards	24,697	—	—	—	—	—	—	—
Unrealized loss on marketable securities	—	—	—	—	—	(4,176)	—	(4,176)
Foreign currency translation	—	—	—	—	—	(210)	—	(210)
Stock-based compensation	—	—	—	—	141,542	—	—	141,542
Balance as of March 31, 2021	160,588,258	$158	10,343,302	$13	$11,618,698	$4,660	$(1,376,333)	$10,247,196
Net loss	—	—	—	—	—	—	(227,853)	(227,853)
Exercises of vested stock options	294,430	—	63,164	—	20,351	—	—	20,351
Vesting of restricted stock units	839,472	1	—	—	(1)	—	—	—
Value of equity awards withheld for tax liability	(5,498)	—	—	—	(1,882)	—	—	(1,882)
Conversion of shares of Class B common stock into shares of Class A common stock	188,044	1	(188,044)	(1)	—	—	—	—
Equity component from partial settlement of 2023 convertible senior notes	3,688,584	4	—	—	255,590	—	—	255,594
Settlement of capped call, net of related costs	—	—	—	—	225,233	—	—	225,233
Shares issued under ESPP	100,107	—	—	—	23,699	—	—	23,699
Donated common stock	22,102	—	—	—	6,789	—	—	6,789
Costs related to the follow-on public offering	—	—	—	—	(50)	—	—	(50)
Unrealized loss on marketable securities	—	—	—	—	—	(979)	—	(979)
Foreign currency translation	—	—	—	—	—	(66)	—	(66)
Net change in market value of effective foreign currency forward exchange contracts	—	—	—	—	—	(2,908)	—	(2,908)
Stock-based compensation	—	—	—	—	148,988	—	—	148,988
Balance as of June 30, 2021	165,715,499	$164	10,218,422	$12	$12,297,415	$707	$(1,604,186)	$10,694,112
See accompanying notes to condensed consolidated financial statements.

TWILIO INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:	(In thousands)
Net loss	$(544,396)	$(434,395)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	137,744	119,405
Non-cash reduction to the right-of-use asset	25,539	23,200
Net amortization of investment premium and discount	20,274	13,834
Amortization of debt discount and issuance costs	713	5,081
Stock-based compensation	397,366	281,323
Amortization of deferred commissions	26,076	12,394
Value of shares of Class A common stock donated to charity	6,605	16,194
Loss on extinguishment of debt	—	28,986
Other adjustments	9,927	8,313
Changes in operating assets and liabilities:
Accounts receivable	(91,782)	(41,687)
Prepaid expenses and other current assets	(57,997)	(44,604)
Other long-term assets	(52,521)	(39,118)
Accounts payable	6,654	27,078
Accrued expenses and other current liabilities	78,430	65,923
Deferred revenue and customer deposits	(3,984)	7,615
Operating lease liabilities	(31,127)	(23,610)
Other long-term liabilities	(7,662)	290
Net cash (used in) provided by operating activities	(80,141)	26,222
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions, net of cash acquired and other related payments	(31,697)	(94,178)
Purchases of marketable securities and other investments	(1,325,366)	(2,807,798)
Proceeds from sales and maturities of marketable securities	754,574	754,466
Capitalized software development costs	(22,361)	(21,839)
Purchases of long-lived and intangible assets	(10,779)	(12,140)
Net cash used in investing activities	(635,629)	(2,181,489)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from public offerings, net of underwriters' discounts	—	1,766,400
Payments of costs related to public offerings	(35)	(394)
Proceeds from issuance of senior notes due 2029 and 2031	—	987,500
Payment of debt issuance costs	—	(1,362)
Proceeds from settlements of capped call, net of settlement costs	—	228,412
Principal payments on debt and finance leases	(6,188)	(6,658)
Value of equity awards withheld for tax liabilities	(1,069)	(4,656)
Proceeds from exercises of stock options and shares of Class A common stock issued under ESPP	41,694	55,614
Net cash provided by financing activities	34,402	3,024,856
Effect of exchange rate changes on cash, cash equivalents and restricted cash	313	(143)
NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(681,055)	869,446
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—Beginning of period	1,481,831	933,885
CASH, CASH EQUIVALENTS AND RESTRICTED CASH —End of period	$800,776	$1,803,331
Cash paid for income taxes, net	$4,147	$3,240
Cash paid for interest	$18,750	$693
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Value of common stock issued to settle convertible senior notes due 2023	$—	$1,704,969

RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH TO THE CONDENSED CONSOLIDATED BALANCE SHEETS
Cash and cash equivalents	$798,625	$1,799,602
Restricted cash in other current assets	2,151	2,620
Restricted cash in other long-term assets	—	1,109
Total cash, cash equivalents and restricted cash	$800,776	$1,803,331
See accompanying notes to condensed consolidated financial statements.

TWILIO INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. Organization and Description of Business
Twilio Inc. (the “Company”) was incorporated in the state of Delaware on March 13, 2008. Today's leading companies trust Twilio's Customer Engagement Platform (CEP) to build direct, personalized relationships with their customers everywhere in the world. Twilio enables companies to use communications and data to add intelligence and security to every step of the customer journey, from sales to marketing to growth, customer service and many more engagement use cases in a flexible, programmatic way.
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
(d)Remaining Performance Obligations
Revenue allocated to remaining performance obligations for contracts with durations of more than one year was $140.8 million as of June 30, 2022, of which 69% is expected to be recognized over the next 12 months and 95% is expected to be recognized over the next 24 months.

(e)Deferred Revenue and Customer Deposits
As of June 30, 2022 and December 31, 2021, the Company recorded $137.8 million and $141.5 million as its deferred revenue and customer deposits, respectively, that are included in deferred revenue and customer deposits and other long-term liabilities in the accompanying condensed consolidated balance sheets. During the three months ended June 30, 2022 and 2021, the Company recognized $29.9 million and $16.4 million of revenue, respectively, that was included in the deferred revenue and customer deposits balance as of the end of the previous year. During the six months ended June 30, 2022 and 2021, the Company recognized $94.7 million and $44.3 million of revenue, respectively, that was included in the deferred revenue and customer deposits balance as of the end of the previous year.
(f)Deferred Sales Commissions
Total net capitalized commission costs as of June 30, 2022 and December 31, 2021, were $212.4 million and $193.4 million, respectively, and are included in prepaid expenses and other current assets and other long‑term assets in the accompanying condensed consolidated balance sheets.
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
The Company sells its services to a wide variety of customers. If the financial condition or results of operations of any significant customer deteriorates substantially, operating results could be adversely affected. To reduce credit risk, management performs credit evaluations of the financial condition of significant customers. The Company does not require collateral from its credit customers and maintains reserves for estimated credit losses on customer accounts when considered necessary. Actual credit losses may differ from the Company’s estimates. During the three and six months ended June 30, 2022 and 2021, no customer organization accounted for more than 10% of the Company’s total revenue.
As of June 30, 2022 and December 31, 2021, no customer organization represented more than 10% of the Company’s gross accounts receivable.

(h)Changes to Significant Accounting Policies
Equity Method Investments
Equity investment holdings in which the Company does not have a controlling financial interest in the investee but does exercise significant influence are accounted for under the equity method. Under this method, the investment, originally recorded at cost, is adjusted to recognize the Company’s share of net earnings or losses of the investee as they occur. Losses are limited to the extent of the Company’s investment in, advances to and commitments for the investee. The Company determines the difference between its purchase price and its share of the carrying amount of net equity of the investee, which results in an excess basis in the investment. This excess basis is allocated to the identifiable assets and liabilities of the investee utilizing purchase accounting principles and is recorded within memo accounts that are then used to calculate the equity method adjustments every reporting period. Depending on the nature of the underlying identifiable assets and liabilities, the allocated excess basis amounts are either amortized over the applicable useful lives or determined to be indefinite lived. The Company elected to record the equity method adjustments on a one-quarter lag. The Company evaluates equity method investments for impairment whenever events or changes in circumstance indicate that the carrying amounts of such investments may be impaired. When such indicators exist, the other-than-temporary impairment model is utilized, which considers the severity and duration of a decline in fair value below book value and the Company’s ability and intent to hold the investment for a sufficient period of time to allow for recovery. If a decline in the value of an equity method investment is determined to be other than temporary, a loss is recorded in the current period.
There have been no other changes to the Company’s significant accounting policies as described in its Annual Report.
(i)Recently Adopted Accounting Guidance
In October 2021, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2021-08, “Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers,” which requires that an entity recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with ASC 606, "Revenue from Contracts with Customers." At the acquisition date, an acquirer should account for the related revenue contracts as if it had originated the contracts. Generally, this should result in an acquirer recognizing and measuring the acquired contract assets and contract liabilities consistent with how they were recognized and measured in the acquiree's financial statements, assuming the acquirer is able to assess and rely on how the acquiree applied ASC 606. The Company adopted ASU 2021-08 in the first quarter of 2022 with no material impact to the Company's condensed consolidated financial statements.

3. Fair Value Measurements
Financial Assets
The following tables provide the financial assets measured at fair value on a recurring basis:

	Amortized Cost or Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value Hierarchy as of June 30, 2022			Aggregate Fair Value
				Level 1	Level 2	Level 3
Financial Assets:	(In thousands)
Cash and cash equivalents:
Money market funds	$131,658	$—	$—	$131,658	$—	$—	$131,658
Commercial paper	125,645	—	—	—	125,645	—	125,645
Total included in cash and cash equivalents	257,303	—	—	131,658	125,645	—	257,303
Marketable securities:
U.S. Treasury securities	464,902	—	(12,111)	452,791	—	—	452,791
Non-U.S. government securities	157,715	2	(5,816)	151,901	—	—	151,901
Corporate debt securities and commercial paper	3,071,733	139	(82,905)	11,000	2,977,967	—	2,988,967
Total marketable securities	3,694,350	141	(100,832)	615,692	2,977,967	—	3,593,659
Total financial assets	$3,951,653	$141	$(100,832)	$747,350	$3,103,612	$—	$3,850,962

	Amortized Cost or Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value Hierarchy as of December 31, 2021			Aggregate Fair Value
				Level 1	Level 2	Level 3
Financial Assets:	(In thousands)
Cash and cash equivalents:
Money market funds	$786,548	$—	$—	$786,548	$—	$—	$786,548
Commercial paper	46,076	—	—	—	46,076	—	46,076
Total included in cash and cash equivalents	832,624	—	—	786,548	46,076	—	832,624
Marketable securities:
U.S. Treasury securities	375,305	6	(2,561)	372,750	—	—	372,750
Non-U.S. government securities	221,641	—	(1,355)	220,286	—	—	220,286
Corporate debt securities and commercial paper	3,300,326	960	(15,892)	31,000	3,254,394	—	3,285,394
Total marketable securities	3,897,272	966	(19,808)	624,036	3,254,394	—	3,878,430
Total financial assets	$4,729,896	$966	$(19,808)	$1,410,584	$3,300,470	$—	$4,711,054
The Company's primary objective when investing excess cash is preservation of capital, hence the Company's marketable securities primarily consist of U.S. Treasury Securities, non-U.S government securities, high credit quality corporate debt securities and commercial paper. As the Company views its marketable securities as available to support current operations, it has classified all available for sale securities as short-term. As of June 30, 2022 and December 31, 2021, for fixed income securities that were in unrealized loss positions, the Company has determined that (i) it does not have the intent to sell any of these investments, and (ii) it is not more likely than not that it will be required to sell any of these investments before recovery of the entire amortized cost basis. In addition, as of June 30, 2022 and December 31, 2021, the Company anticipates that it will recover the entire amortized cost basis of such fixed income securities before maturity.
Interest earned on marketable securities was $15.6 million and $31.2 million in the three and six months ended June 30, 2022, respectively, and $5.6 million and $9.4 million in the three and six months ended June 30, 2021, respectively. The interest is recorded as other expenses, net, in the accompanying condensed consolidated statements of operations.
The following table summarizes the contractual maturities of marketable securities:

	As of June 30, 2022		As of December 31, 2021
	Amortized Cost	Aggregate Fair Value	Amortized Cost	Aggregate Fair Value
Financial Assets:	(In thousands)
Less than one year	$1,503,388	$1,483,243	$1,084,751	$1,085,006
One to three years	2,190,962	2,110,416	2,812,521	2,793,424
Total	$3,694,350	$3,593,659	$3,897,272	$3,878,430
Strategic Investments
As of June 30, 2022 and December 31, 2021, the Company held strategic investments with a carrying value of $74.3 million and $68.3 million, respectively, recorded as other long-term assets in the accompanying condensed consolidated balance sheets. The carrying value of these securities is determined under the measurement alternative on a non-recurring basis and adjusted for observable changes in fair value. There were no impairments or other adjustments recorded in the three and six months ended June 30, 2022 and 2021, related to these securities.
Financial Liabilities
The Company’s financial liabilities that are measured at fair value on a recurring basis consist of foreign currency derivative liabilities and are classified as Level 2 financial instruments in the fair value hierarchy. As of June 30, 2022 and December 31, 2021, the aggregate fair value of these instruments and the associated gross unrealized losses were not significant.
The Company’s financial liabilities that are not measured at fair value on a recurring basis are its Senior Notes due 2029 (“2029 Notes”) and its Senior Notes due 2031 (“2031 Notes”). As of June 30, 2022 the fair value of the 2029 Notes and 2031 Notes were $425.8 million and $417.1 million, respectively. As of December 31, 2021, the fair value of the 2029 Notes and 2031 Notes were $510.2 million and $512.8 million, respectively.

4. Property and Equipment
Property and equipment consisted of the following:

	As of June 30, 2022	As of December 31, 2021
	(In thousands)
Capitalized internal-use software development costs	$230,089	$198,589
Data center equipment (1)	79,170	77,946
Leasehold improvements	88,551	85,297
Office equipment	64,798	58,636
Furniture and fixtures	14,980	15,360
Software	10,931	10,506
Total property and equipment	488,519	446,334
Less: accumulated depreciation and amortization (1)	(223,752)	(191,018)
Total property and equipment, net	$264,767	$255,316
____________________________________
(1) Data center equipment contains $63.0 million in assets held under finance leases as of each June 30, 2022, and December 31, 2021. Accumulated depreciation and amortization contains $33.3 million and $26.8 million in accumulated amortization for assets held under finance leases as of June 30, 2022, and December 31, 2021, respectively.
Depreciation and amortization expense was $17.4 million and $14.2 million in the three months ended June 30, 2022 and 2021, respectively, and $34.0 million and $28.7 million in the six months ended June 30, 2022 and 2021, respectively.
The Company capitalized $17.2 million and $16.5 million in internal‑use software development costs in the three months ended June 30, 2022 and 2021, respectively, and $31.9 million and $31.5 million in the six months ended June 30, 2022 and 2021, respectively.
5. Derivatives and Hedging
As of June 30, 2022, the Company had outstanding foreign currency forward contracts designated as cash flow hedges with a total sell notional value of $448.6 million. The notional value represents the amount that will be sold upon maturity of the forward contract. As of June 30, 2022, these contracts had maturities of less than 12 months.
Gains and losses associated with these foreign currency forward contracts were as follows:

	Condensed Consolidated Statement of Operations and Statement of Comprehensive Loss	Three Months Ended June 30,		Six Months Ended June 30,
		2022	2021	2022	2021
		(In thousands)
Losses recognized in OCI	Net change in market value of effective foreign currency forward exchange contracts	$11,106	$2,908	$14,958	$2,908
Losses recognized in income due to instruments maturing	Cost of revenue	$7,566	$467	$9,163	$467
The Company is subject to master netting agreements with certain counterparties of the foreign exchange contracts, under which it is permitted to net settle transactions of the same currency with a single net amount payable by one party to the other. It is the Company’s policy to present the derivatives at gross in its condensed consolidated balance sheets. The Company’s foreign currency forward contracts are not subject to any credit contingent features or collateral requirements. The Company manages its exposure to counterparty risk by entering into contracts with a diversified group of major financial institutions and by actively monitoring its outstanding positions. As of June 30, 2022, the Company did not have any offsetting arrangements.

6. Equity Method Investment
In May 2022, the Company paid $750.0 million in cash to acquire approximately 43% of the total number of Syniverse Corporation’s (“Syniverse”) common shares issued and outstanding after the closing of the transaction. The Company determined that it does not have a controlling financial interest in Syniverse but does exercise significant influence and therefore, the investment was accounted for under the equity method. Utilizing the purchase accounting principles, the Company determined that on the investment date there was an estimated preliminary excess investment basis of $507.3 million related to its share of the identifiable intangible assets of Syniverse. While the Company used its best estimates and assumptions as part of this allocation process to accurately value the investee’s assets and liabilities, these estimates are inherently uncertain and subject to refinement. The authoritative guidance allows a measurement period of up to one year from the date of investment to make adjustments to these preliminary allocations. Since the Company elected to recognize the proportionate share of its equity method adjustments on a one-quarter lag, there was no impact from these allocations on the Company’s condensed consolidated statements of operations for the three and six months ended June 30, 2022.
In conjunction with the investment, the Company and Syniverse entered into a wholesale agreement, pursuant to which Syniverse will process, route and deliver application-to-person messages originating and/or terminating between the Company’s customers and mobile network operators. The impact of transactions that occurred from the date of investment through June 30, 2022, is not significant to the accompanying condensed consolidated statements of operations for the three months and six months ended June 30, 2022.
7. Goodwill and Intangible Assets
Goodwill
The goodwill balance as of June 30, 2022 and December 31, 2021 was as follows:

Total
(In thousands)
Balance as of December 31, 2021	$5,263,166
Goodwill additions and adjustments	22,397
Balance as of June 30, 2022	$5,285,563
Intangible assets
Intangible assets consisted of the following:

	As of June 30, 2022
	Gross	Accumulated Amortization	Net
Amortizable intangible assets:	(In thousands)
Developed technology	$796,037	$(279,964)	$516,073
Customer relationships	538,941	(166,255)	372,686
Supplier relationships	57,248	(14,638)	42,610
Trade names	30,533	(17,019)	13,514
Order backlog	10,000	(10,000)	—
Patent	4,028	(604)	3,424
Total amortizable intangible assets	1,436,787	(488,480)	948,307
Non-amortizable intangible assets:
Telecommunication licenses	4,920	—	4,920
Trademarks and other	295	—	295
Total	$1,442,002	$(488,480)	$953,522

	As of December 31, 2021
	Gross	Accumulated Amortization	Net
Amortizable intangible assets:	(In thousands)
Developed technology	$794,831	$(222,765)	$572,066
Customer relationships	538,264	(128,035)	410,229
Supplier relationships	51,671	(9,491)	42,180
Trade names	30,669	(13,874)	16,795
Order backlog	10,000	(10,000)	—
Patent	4,035	(508)	3,527
Total amortizable intangible assets	1,429,470	(384,673)	1,044,797
Non-amortizable intangible assets:
Telecommunication licenses	4,920	—	4,920
Trademarks and other	295	—	295
Total	$1,434,685	$(384,673)	$1,050,012
Amortization expense was $52.2 million and $45.4 million for the three months ended June 30, 2022 and 2021, respectively, and $103.7 million and $90.6 million for the six months ended June 30, 2022 and 2021, respectively.
Total estimated future amortization expense is as follows:

As of June 30, 2022
Year Ended December 31,	(In thousands)
2022 (remaining six months)	$102,585
2023	202,945
2024	197,510
2025	193,937
2026	120,382
Thereafter	130,948
Total	$948,307

8. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

	As of June 30, 2022	As of December 31, 2021
	(In thousands)
Accrued payroll and related	$86,502	$78,780
Accrued bonus and commission	38,662	64,665
Accrued cost of revenue	201,112	118,004
Sales and other taxes payable	74,901	61,975
ESPP contributions	5,449	10,284
Derivative liability	14,669	220
Finance lease liability, current	12,220	12,370
Accrued other expense	71,295	71,205
Total accrued expenses and other current liabilities	$504,810	$417,503

9. Notes Payable
Long-term debt, net, consisted of the following:

	As of June 30, 2022	As of December 31, 2021
	(In thousands)
2029 Senior Notes
Principal	$500,000	$500,000
Unamortized discount	(5,355)	(5,701)
Unamortized issuance costs	(1,205)	(1,286)
Net carrying amount	493,440	493,013
2031 Senior Notes
Principal	500,000	500,000
Unamortized discount	(5,568)	(5,832)
Unamortized issuance costs	(1,253)	(1,274)
Net carrying amount	493,179	492,894
Total long-term debt, net	$986,619	$985,907
As of June 30, 2022, the Company was in compliance with all of its financial covenants under the Indenture.
10. Revenue by Geographic Area
Revenue by geographic area is based on the IP address or the mailing address at the time of registration. The following table sets forth revenue by geographic area:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue by geographic area:	(In thousands)
United States	$616,306	$452,912	$1,186,687	$874,443
International	327,048	216,019	632,030	384,476
Total	$943,354	$668,931	$1,818,717	$1,258,919

Percentage of revenue by geographic area:
United States	65%	68%	65%	69%
International	35%	32%	35%	31%
Long-lived assets outside of the United States were not significant.
11. Commitments and Contingencies

(a)Lease and Other Commitments
The Company has entered into various non-cancelable operating lease agreements for its facilities. In the six months ended June 30, 2022, the Company did not enter into any significant new lease agreements.
The Company has non-cancelable contractual commitments with its cloud infrastructure provider, network service providers and other vendors. In the three and six months ended June 30, 2022, the Company entered into several such agreements with terms up to four years for a total purchase commitment of $24.3 million and $54.5 million, respectively.

(b)Legal Matters
The City and County of San Francisco (“San Francisco”) has assessed the Company for additional Telephone Users Tax (“TUT”) and Access Line Tax (“ALT”) on certain of the Company’s services for the years 2009 through 2018. The assessments totaled $38.8 million, including interest and penalties. The Company paid the assessments under protest in the third quarter of 2020.
On May 27, 2021, the Company filed a lawsuit against San Francisco in San Francisco Superior Court challenging the assessments. The Company raised numerous defenses to the assessments including that its services are not telecommunications services, application of the taxes to the Company’s services violates the Internet Tax Freedom Act and San Francisco does not have jurisdiction to impose tax on services provided outside of San Francisco. The Company is seeking refunds of the taxes paid, waivers of interest and penalties, cost of suit and reasonable attorneys’ fees, and other legal and equitable relief as the court deems appropriate. A trial date has been set for March 6, 2023.
The Company believes it has strong arguments against the assessments, but litigation is uncertain and there is no assurance that it will prevail in court. Should the Company lose on one or more of its arguments, it could incur additional losses associated with taxes, interest, and penalties that together, in aggregate, could be material. The Company regularly assesses the likelihood of adverse outcomes resulting from tax disputes such as this and examines all open years to determine the necessity and adequacy of any tax reserves. The Company’s tax reserves are further discussed in Note 11(d) of these condensed consolidated financial statements.
In addition to the litigation discussed above, from time to time, the Company may be subject to legal actions and claims in the ordinary course of business. The Company has received, and may in the future continue to receive, claims from third parties asserting, among other things, infringement of their intellectual property rights. Future litigation may be necessary to defend the Company, its partners and its customers by determining the scope, enforceability and validity of third‑party proprietary rights, or to establish our proprietary rights. The results of any current or future litigation cannot be predicted with certainty, and regardless of the outcome, litigation can have an adverse impact on the Company because of defense and settlement costs, diversion of management resources and other factors.
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
As of June 30, 2022 and December 31, 2021, no amounts were accrued related to any outstanding indemnification agreements.

(d)Other Taxes
The Company conducts operations in many tax jurisdictions within and outside the United States. In many of these jurisdictions, non-income-based taxes, such as sales, use, telecommunications and other local taxes are assessed on the Company’s operations. In the last several years the Company expanded to collect taxes in most jurisdictions where it operates. The Company continues to carry reserves for certain of its prior non-income-based tax exposures in certain jurisdictions when it is both probable that a liability was incurred and the amount of the exposure could be reasonably estimated. These reserves are based on estimates which include several key assumptions including, but not limited to, the taxability of the Company’s services, the jurisdictions in which its management believes it had nexus and the sourcing of revenues to those jurisdictions.
The Company continues to remain in discussions with certain jurisdictions regarding its prior sales and other taxes that it may owe. In the event any of these jurisdictions disagree with management’s assumptions and analysis, the assessment of the Company’s tax exposure could differ materially from management’s current estimates. For example, as described in Note 11(b), the Company is currently involved in legal proceedings with the City and County of San Francisco challenging their assessment of the Company’s estimated tax liability for a specific period. The $38.8 million assessment of taxes, including interest and penalties, that the Company paid as required in 2020, net of the $11.5 million reserve the Company had accrued for the same period, was recorded as a deposit in other assets in the accompanying condensed consolidated balance sheets.
As of June 30, 2022, the liabilities recorded for the non-income-based taxes were $27.8 million for domestic jurisdictions and $19.7 million for jurisdictions outside of the United States. As of December 31, 2021, these liabilities were $25.4 million and $17.7 million, respectively.
12. Stockholders' Equity
Preferred Stock
As of June 30, 2022, and December 31, 2021, the Company had authorized 100,000,000 shares of preferred stock, par value $0.001, of which no shares were issued and outstanding.
Common Stock
As of June 30, 2022, and December 31, 2021, the Company had authorized 1,000,000,000 shares of Class A common stock and 100,000,000 shares of Class B common stock, each par value of $0.001 per share. As of June 30, 2022, 173,271,942 shares of Class A common stock and 9,817,605 shares of Class B common stock were issued and outstanding. As of December 31, 2021, 170,625,994 shares of Class A common stock and 9,842,105 shares of Class B common stock were issued and outstanding.
The Company had reserved shares of common stock for issuance as follows:

	As of June 30, 2022	As of December 31, 2021
Stock options issued and outstanding	2,654,461	3,351,313
Unvested restricted stock units issued and outstanding	14,496,487	6,475,700
Class A common stock reserved for Twilio.org	574,653	618,857
Stock-based awards available for grant under 2016 Plan	22,891,134	24,650,104
Stock-based awards available for grant under ESPP	7,924,609	6,382,830
Total	48,541,344	41,478,804

13. Stock-Based Compensation
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
In March 2022, the Company granted 919,289 shares of performance-based restricted stock unit awards to its executive employees with a grant date fair value per share of $157.44 and an aggregate grant date fair value of $144.7 million. Each award consists of three tranches, with each vesting over a separate service period if its respective performance targets, as defined in the grant agreements, are achieved. The first tranche will vest if the revenue growth targets are achieved with respect to fiscal year 2022. The second and third tranches will vest if both (a) revenue growth targets and (b) profitability targets are achieved with respect to each of fiscal years 2023 and 2024. If performance targets are not achieved, the related tranche will be forfeited. Vesting of these performance-based restricted stock unit awards will range up to 100% above the target based on levels of performance and will be recorded in stock-based compensation expense in the fiscal year during which each tranche vests. The Company estimated the fair value of these awards based on the closing price of its Class A common stock on the date of grant.
As of June 30, 2022, total unrecognized compensation cost related to all outstanding equity awards was as follows:

	Unrecognized Compensation Cost	Weighted-average remaining period
	(In thousands)	(In years)
Unvested stock options	$87,478	2.1
Unvested restricted stock units and awards	2,247,100	3.2
ESPP	5,676	0.4
Class A shares in escrow subject to future vesting	15,173	2.0
Total	$2,355,427
Stock-Based Compensation Expense
The Company recorded total stock-based compensation expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In thousands)
Cost of revenue	$3,996	$3,024	$8,517	$5,741
Research and development	109,524	58,871	188,893	115,830
Sales and marketing	78,492	47,940	126,078	89,576
General and administrative	50,078	34,333	73,877	70,176
Total	$242,090	$144,168	$397,365	$281,323

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
The following table sets forth the calculation of basic and diluted net loss per share attributable to common stockholders during the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net loss attributable to common stockholders (in thousands)	$(322,769)	$(227,853)	$(544,396)	$(434,395)
Weighted-average shares used to compute net loss per share attributable to common stockholders, basic and diluted	182,347,864	173,407,187	181,624,316	170,275,609
Net loss per share attributable to common stockholders, basic and diluted	$(1.77)	$(1.31)	$(3.00)	$(2.55)
The following outstanding shares of common stock equivalents were excluded from the calculation of the diluted net loss per share attributable to common stockholders because their effect would have been anti-dilutive:

	As of June 30,
	2022	2021
Stock options issued and outstanding	2,654,461	4,786,740
Unvested restricted stock units issued and outstanding	14,496,487	7,008,107
Class A common stock reserved for Twilio.org	574,653	663,061
Class A common stock committed under ESPP	226,082	106,054
Class A common stock in escrow	31,503	75,612
Class A common stock in escrow and restricted stock awards subject to future vesting	76,080	288,755
Total	18,059,266	12,928,329
15. Income Taxes
The Company computes its provision for income taxes for interim periods by applying an estimated annual effective tax rate to anticipated annual pretax income or loss. The estimated annual effective tax rate is applied to the Company’s year to date income or loss, and is adjusted for discrete items recorded in the period. The primary difference between the Company’s effective tax rate and the federal statutory rate is the full valuation allowance the Company has established on its federal, state and foreign net operating losses and credits. The Company recorded an income tax provision of $2.6 million and an income tax benefit of $0.3 million for the three and six months ended June 30, 2022, respectively, and a provision of $1.3 million and $2.2 million for the three and six months ended June 30, 2021.
The provision for income taxes recorded in the three months ended June 30, 2022, and three and six months ended June 30, 2021, and the benefit for income taxes recorded in the six months ended June 30, 2022, consists primarily of income taxes and withholding taxes in foreign jurisdictions in which the Company conducts business, partially offset by an income tax benefit from the reversal of U.S. deferred tax liabilities related to the acquired intangibles from business combinations.
The Company is subject to taxation in the U.S. and various other state and foreign jurisdictions. Because the Company has net operating loss carryforwards for U.S. federal and state jurisdictions, the statute of limitations is open for all tax years.

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

Overview

Today's leading companies trust Twilio's Customer Engagement Platform (CEP) to build direct, personalized relationships with their customers everywhere in the world. Twilio enables companies to use communications and data to add intelligence and security to every step of the customer journey, from sales to marketing to growth, customer service and many more engagement use cases in a flexible, programmatic way. For more information about Twilio refer to Part I, Item 1, “Business,” of our Annual Report on Form 10-K filed with the SEC on February 22, 2022 (“Annual Report”).
We have achieved significant growth in recent periods. In the three months ended June 30, 2022 and 2021, our revenue was $943.4 million and $668.9 million, respectively, and our net loss was $322.8 million and $227.9 million, respectively. In each of the three months ended June 30, 2022 and 2021, our 10 largest Active Customer Accounts generated an aggregate of 12% of our total revenue.
Key Business Metrics

	Three Months Ended June 30,
	2022	2021
Number of Active Customer Accounts (as of end date of period) (1)	275,000	240,000
Total Revenue (in thousands) (2)	$943,354	$668,931
Total Revenue Growth Rate (2)	41%	67%
Dollar-Based Net Expansion Rate (3)	123%	135%
____________________
(1) Excludes customer accounts from Zipwhip.
(2) Includes revenue from Zipwhip, acquired July 14, 2021, and other smaller acquisitions made after April 1, 2021.
(3) Excludes the contributions from Zipwhip, acquired July 14, 2021, and other smaller acquisitions made after April 1, 2021.
Number of Active Customer Accounts. We believe that the number of Active Customer Accounts is an important indicator of the growth of our business, the market acceptance of our platform and future revenue trends. We define an “Active Customer Account” at the end of any period as an individual account, as identified by a unique account identifier, for which we have recognized at least $5 of revenue in the last month of the period. We believe that use of our platform by customers at or above the $5 per month threshold is a stronger indicator of potential future engagement than trial usage of our platform or usage at levels below $5 per month. In the three months ended June 30, 2022 and 2021, revenue from Active Customer Accounts represented over 99% of total revenue in each period. A single organization may constitute multiple unique Active Customer Accounts if it has multiple account identifiers, each of which is treated as a separate Active Customer Account.
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

Key Components of Statements of Operations
Revenue. We derive our revenue primarily from usage‑based fees earned from customers using the software products within our Channel APIs. These usage‑based software products include offerings such as Programmable Messaging, Programmable Voice and others. Some examples of the usage‑based fees that we charge include fees related to the number of text messages sent or received using our Programmable Messaging products, minutes of call duration activity for our Programmable Voice products and the number of authentications for our Verify product. In the three months ended June 30, 2022 and 2021, we generated 73% and 72% of our revenue, respectively, from usage‑based fees. We also earn monthly flat fees from certain fee‑based products, such as our Email API, our cloud contact center platform Twilio Flex and our customer data platform Twilio Segment.
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
Cost of Revenue and Gross Margin. Cost of revenue consists primarily of fees paid to network service providers. Cost of revenue also includes cloud infrastructure fees, direct costs of personnel, such as salaries and stock‑based compensation for our customer support employees, and non‑personnel costs, such as depreciation and amortization expense related to data centers and hosting equipment, amortization of capitalized internal-use software development costs and acquired intangibles. Our arrangements with network service providers require us to pay fees based on the volume of phone calls initiated or text messages sent, as well as the number of telephone numbers acquired by us to service our customers. Our arrangements with our cloud infrastructure provider require us to pay fees based on our server capacity consumption.
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
Research and Development. Research and development expenses consist primarily of personnel costs, outsourced engineering services, cloud infrastructure fees for staging and development, amortization of capitalized internal-use software development costs, depreciation and an allocation of our general overhead expenses. We capitalize the portion of our software development costs that meets the criteria for capitalization.
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
Provision for Income Taxes. Our income tax provision or benefit for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items occurring in the quarter. The primary difference between our effective tax rate and the federal statutory rate relates to the full valuation allowance we established on the federal, state and certain foreign net operating losses and credits.
Non-GAAP Financial Measures:
We use the following non‑GAAP financial information, collectively, to evaluate our ongoing operations and for internal planning and forecasting purposes. We believe that non‑GAAP financial information, when taken collectively, may be helpful to investors because it provides consistency and comparability with past financial performance, facilitates period‑to‑period comparisons of results of operations and assists in comparisons with other companies, many of which use similar non‑GAAP financial information to supplement their GAAP results. Non‑GAAP financial information is presented for supplemental informational purposes only, should not be considered a substitute for financial information presented in accordance with generally accepted accounting principles and may be different from similarly‑titled non‑GAAP measures used by other companies. Whenever we use a non‑GAAP financial measure, a reconciliation is provided to the most closely applicable financial measure stated in accordance with generally accepted accounting principles. Investors are encouraged to review the related GAAP financial measures and the reconciliation of these non‑GAAP financial measures to their most directly comparable GAAP financial measures.
Non‑GAAP Gross Profit and Non‑GAAP Gross Margin. For the periods presented, we define non‑GAAP gross profit and non‑GAAP gross margin as GAAP gross profit and GAAP gross margin, respectively, adjusted to exclude, as applicable, certain expenses as presented in the table below:

	Three Months Ended June 30,
	2022	2021
Reconciliation:	(In thousands)
Gross profit	$445,289	$331,247
Gross margin	47%	50%
Non-GAAP adjustments:
Stock-based compensation	3,996	3,024
Amortization of acquired intangibles	31,236	26,204
Payroll taxes related to stock-based compensation	242	—
Non-GAAP gross profit	$480,763	$360,475
Non-GAAP gross margin	51%	54%

Non‑GAAP Operating Expenses. For the periods presented, we define non‑GAAP operating expenses (including categories of operating expenses) as GAAP operating expenses (and categories of operating expenses) adjusted to exclude, as applicable, certain expenses as presented in the table below:

	Three Months Ended June 30,
	2022	2021
Reconciliation:	(In thousands)
Operating expenses	$757,225	$533,521
Non-GAAP adjustments:
Stock-based compensation	(238,094)	(141,144)
Amortization of acquired intangibles	(20,929)	(19,150)
Acquisition-related expenses	(1,840)	(2,836)
Charitable contributions	(2,373)	(6,789)
Payroll taxes related to stock-based compensation	(5,924)	(7,329)
Non-GAAP operating expenses	$488,065	$356,273
Non‑GAAP (Loss) Income from Operations and Non‑GAAP Operating Margin. For the periods presented, we define non‑GAAP (loss) income from operations and non‑GAAP operating margin as GAAP loss from operations and GAAP operating margin, respectively, adjusted to exclude, as applicable, certain expenses as presented in the table below:

	Three Months Ended June 30,
	2022	2021
Reconciliation:	(In thousands)
Loss from operations	$(311,936)	$(202,274)
Operating margin	(33)%	(30)%
Non-GAAP adjustments:
Stock-based compensation	242,090	144,168
Amortization of acquired intangibles	52,165	45,354
Acquisition-related expenses	1,840	2,836
Charitable contributions	2,373	6,789
Payroll taxes related to stock-based compensation	6,166	7,329
Non-GAAP (loss) income from operations	$(7,302)	$4,202
Non-GAAP operating margin	(1)%	1%
Results of Operations
Our results of operations may be significantly affected by many factors, such as uncertainty regarding the impacts of fluctuations in foreign exchange rates, changes in global economic conditions and customer demand and spending, inflation, labor market constraints, world events and existing and new domestic and foreign laws and regulations, as well as those factors outlined in Part II, Item 1A, “Risk Factors.”
Our revenue is primarily derived from usage-based fees we charge for certain of our products, which can lead to variability and at times create significant differences between forecasts and actual results. In addition, our product mix and mix of international and domestic customers may significantly impact our gross margin. Because usage trends by geographic region and by customer are inherently difficult to estimate, our actual results could differ significantly from our estimates, particularly if market and industry specific conditions continue to shift.
In May 2022, we announced our decision to become a remote-first company, whereby employees would have the flexibility to work remotely on a permanent basis. As part of our new operating strategy we expect that certain of our office locations will be closed in the near future. Subject to meeting certain future conditions, closure of these locations may trigger impairment losses that may negatively impact our results of operations. We estimate that potential non-cash impairment charges could range from $90 million to $110 million in the third quarter of 2022.

In May 2022, we paid $750.0 million to acquire approximately 43% of Syniverse Corporation’s (“Syniverse”) common shares issued and outstanding after the closing of the transaction. Refer to Notes 2 and 6 of our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further description of this transaction. As required by the accounting guidance for equity method investments, we will be recording our share of Syniverse’s net income or loss and the amortization of the excess investment basis into our statements of operations every reporting period starting in the third quarter of 2022.
In July 2022, we adopted a new sabbatical program for our tenured employees, whereby every three years, employees may apply for a paid sabbatical leave of four consecutive weeks. Employees with more than three years at Twilio became immediately eligible for s sabbatical leave as of the July 1, 2022, the program’s effective date. As such, a non-cash expense of approximately $35.0 million related to the adoption of this program will impact our results of operations in the third quarter of 2022. In the quarters subsequent to the adoption, the impact from this program is not expected to be significant to our results of operations.
We continue to execute against our two primary priorities of accelerating software sales and delivering non-GAAP operating profit starting in 2023. To this end, our hiring efforts are focused on areas that we believe will unlock significant value and present strong opportunities for continued growth such as Twilio Segment, Twilio Engage and Twilio Flex, and we have frozen the vast majority of new hires and backfills outside of these areas. We are also shifting more of our selling capacity to software, while looking to leverage more of our self-service capability for customers that don't need direct account coverage.
We also continue to see strong demand for our portfolio of products that make up our customer engagement platform and overall our business has remained resilient. We generate a portion of our revenue from certain sectors of the economy that have experienced recent softness, including cryptocurrencies, consumer on-demand and social media, as well as some instances of longer sales cycles. Given our diverse customer base, use cases and verticals served, this has not had a material impact on our overall business, and we have seen volume gains in other areas such as financial services and information technology.
The following tables set forth our results of operations for the periods presented and as a percentage of our total revenue for those periods. We have included Zipwhip in our results of operations prospectively after its closing date of July 14, 2021, and all other acquisitions from the respective closing dates of each acquisition. The period-to-period comparison of our historical results are not indicative of the results that may be expected in the future.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Condensed Consolidated Statements of Operations Data:	(In thousands, except share and per share amounts)
Revenue	$943,354	$668,931	$1,818,717	$1,258,919
Cost of revenue (1) (2)	498,065	337,684	948,357	629,368
Gross profit	445,289	331,247	870,360	629,551
Operating expenses:
Research and development (1) (2)	279,641	181,280	520,252	356,080
Sales and marketing (1) (2)	334,958	238,058	622,864	448,648
General and administrative (1) (2)	142,626	114,183	256,988	224,436
Total operating expenses	757,225	533,521	1,400,104	1,029,164
Loss from operations	(311,936)	(202,274)	(529,744)	(399,613)
Other expenses, net	(8,239)	(24,293)	(14,916)	(32,606)
Loss before (provision for) benefit from income taxes	(320,175)	(226,567)	(544,660)	(432,219)
(Provision for) benefit from income taxes	(2,594)	(1,286)	264	(2,176)
Net loss attributable to common stockholders	$(322,769)	$(227,853)	$(544,396)	$(434,395)
Net loss per share attributable to common stockholders, basic and diluted	$(1.77)	$(1.31)	$(3.00)	$(2.55)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	182,347,864	173,407,187	181,624,316	170,275,609
__________________________________
(1) Includes stock-based compensation expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In thousands)
Cost of revenue	$3,996	$3,024	$8,517	$5,741
Research and development	109,524	58,871	188,893	115,830
Sales and marketing	78,492	47,940	126,078	89,576
General and administrative	50,078	34,333	73,877	70,176
Total	$242,090	$144,168	$397,365	$281,323

____________________________________
(2) Includes amortization of acquired intangibles as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In thousands)
Cost of revenue	$31,236	$26,204	$61,872	$52,546
Research and development	420	378	840	378
Sales and marketing	20,509	18,762	40,912	37,456
General and administrative	—	10	7	125
Total	$52,165	$45,354	$103,631	$90,505

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Consolidated Statements of Operations, as a percentage of revenue: **
Revenue	100%	100%	100%	100%
Cost of revenue	53	50	52	50
Gross profit	47	50	48	50
Operating expenses:
Research and development	30	27	29	28
Sales and marketing	36	36	34	36
General and administrative	15	17	14	18
Total operating expenses	80	80	77	82
Loss from operations	(33)	(30)	(29)	(32)
Other expenses, net	(1)	(4)	(1)	(3)
Loss before (provision for) benefit from income taxes	(34)	(34)	(30)	(34)
(Provision for) benefit from income taxes	*	*	*	*
Net loss attributable to common stockholders	(34%)	(34%)	(30%)	(35%)

____________________________________
* Less than 0.5% of revenue.
** Columns may not add up to 100% due to rounding.

Comparison of the Three Months Ended June 30, 2022 and 2021
Revenue

	Three Months Ended June 30,
	2022	2021	Change
	(Dollars in thousands)
Total Revenue	$943,354	$668,931	$274,423	41%
In the three months ended June 30, 2022, total revenue increased by $274.4 million, or 41%, compared to the same period last year. This increase was primarily attributable to an increase in the usage of our products, particularly our Programmable Messaging, Programmable Voice, Email and Software products; the adoption of additional products by our existing customers; the additional A2P fees imposed by certain carriers; and revenue contributions from our acquisition of Zipwhip and other businesses. The change in usage from our existing customers was reflected in our Dollar‑Based Net Expansion Rate of 123% for the three months ended June 30, 2022. The increase in usage was also attributable to a 15% increase in the number of Active Customer Accounts, from over 240,000 as of June 30, 2021, to over 275,000 as of June 30, 2022.
In the three months ended June 30, 2022, U.S. revenue and international revenue represented $616.3 million or 65%, and $327.0 million, or 35%, respectively, of our total revenue. In the three months ended June 30, 2021, U.S. revenue and international revenue represented $452.9 million, or 68%, and $216.0 million, or 32%, respectively, of total revenue. The increase in international revenue was attributable to the growth in usage of our products, particularly our Programmable Messaging products, by our existing international customers; a 15% increase in the number of international Active Customer Accounts driven in part by our focus on expanding our sales to customers outside of the United States; and revenue contribution from our recent acquisitions.
Cost of Revenue and Gross Margin

	Three Months Ended June 30,
	2022	2021	Change
	(Dollars in thousands)
Cost of revenue	$498,065	$337,684	$160,381	47%
Gross margin	47%	50%
In the three months ended June 30, 2022, cost of revenue increased by $160.4 million, or 47%, compared to the same period last year. The increase in cost of revenue was primarily attributable to a $128.9 million increase in network service providers’ costs, which included the additional A2P fees imposed by certain carriers, and a $9.8 million increase in cloud infrastructure fees, all to support the growth in usage of our products. The increase was also due to a $5.0 million increase in the amortization expense of intangible assets that we acquired through business combinations and partially due to increases in cost of revenue from our recent acquisitions.
In the three months ended June 30, 2022, the gross margin percentage declined compared to the same period last year. This decline was primarily driven by continued strong growth of our lower margin international messaging business and the additional A2P fees imposed by certain carriers, which we pass to our customers at cost. The decline was also due to an increase in amortization expense related to our acquired intangible assets. These declines were partially offset by certain operational improvements.

Operating Expenses

	Three Months Ended June 30,
	2022	2021	Change
	(Dollars in thousands)
Research and development	$279,641	$181,280	$98,361	54%
Sales and marketing	334,958	238,058	96,900	41%
General and administrative	142,626	114,183	28,443	25%
Total operating expenses	$757,225	$533,521	$223,704	42%
In the three months ended June 30, 2022, research and development expenses increased by $98.4 million, or 54%, compared to the same period last year. The increase was primarily attributable to a $91.0 million increase in personnel costs, largely as a result of a 40% average increase in our research and development headcount, as we continued to focus on enhancing our Twilio Segment and Flex products and strengthening our platform infrastructure.
In the three months ended June 30, 2022, sales and marketing expenses increased by $96.9 million, or 41%, compared to the same period last year. The increase was primarily attributable to a $78.7 million increase in personnel costs, largely as a result of a 41% average increase in sales and marketing headcount, as we continued to expand our sales efforts globally, and a $3.4 million increase in advertising expenses.
In the three months ended June 30, 2022, general and administrative expenses increased by $28.4 million, or 25%, compared to the same period last year. The increase was primarily attributable to a $29.2 million increase in personnel costs, largely as a result of a 44% average increase in general and administrative headcount, to support the growth of our business globally. This increase was partially offset by a $4.4 million decrease in charitable contributions that we made through Twilio.org.
Comparison of the Six Months Ended June 30, 2022 and 2021
Revenue

	Six Months Ended June 30,
	2022	2021	Change
	(Dollars in thousands)
Total Revenue	$1,818,717	$1,258,919	$559,798	44%
In the six months ended June 30, 2022, total revenue increased by $559.8 million, or 44%, compared to the same period last year. This increase was primarily attributable to an increase in the usage of our products, particularly our Programmable Messaging, Programmable Voice, Email and Software products; the adoption of additional products by our existing customers; the additional A2P fees imposed by certain carriers; and revenue contributions from our acquisition of Zipwhip and other businesses. The change in usage from our existing customers was reflected in our Dollar‑Based Net Expansion Rate of 125% for the six months ended June 30, 2022. The increase in usage was also attributable to a 15% increase in the number of Active Customer Accounts, from over 240,000 as of June 30, 2021, to over 275,000 as of June 30, 2022.
In the six months ended June 30, 2022, U.S. revenue and international revenue represented $1.2 billion or 65%, and $632.0 million, or 35%, respectively, of total revenue. In the six months ended June 30, 2021, U.S. revenue and international revenue represented $874.4 million, or 69%, and $384.5 million, or 31%, respectively, of total revenue. The increase in international revenue was attributable to the growth in usage of our products, particularly our Programmable Messaging products, by our existing international customers; a 15% increase in the number of international Active Customer Accounts driven in part by our focus on expanding our sales to customers outside of the United States; and revenue contribution from our recent acquisitions.

Cost of Revenue and Gross Margin

	Six Months Ended June 30, 2022
	2022	2021	Change
	(Dollars in thousands)
Cost of revenue	$948,357	$629,368	$318,989	51%
Gross margin	48%	50%
In the six months ended June 30, 2022, cost of revenue increased by $319.0 million, or 51%, compared to the same period last year. The increase in cost of revenue was primarily attributable to a $265.5 million increase in network service providers’ costs, which included the additional A2P fees imposed by certain carriers, and a $17.6 million increase in cloud infrastructure fees, all to support the growth in usage of our products. The increase was also due to a $9.3 million increase in the amortization expense of intangible assets that we acquired through business combinations and partially due to increases in cost of revenue due to our recent acquisitions.
In the six months ended June 30, 2022, the gross margin percentage declined compared to the same period last year. This decline was primarily driven by continued strong growth of our lower margin international messaging business and the additional A2P fees imposed by certain carriers, which we pass to our customers at cost. The decline was also due to an increase in amortization expense related to our acquired intangible assets. These declines were partially offset by certain operational improvements.
Operating Expenses

	Six Months Ended June 30, 2022
	2022	2021	Change
	(Dollars in thousands)
Research and development	$520,252	$356,080	$164,172	46%
Sales and marketing	622,864	448,648	174,216	39%
General and administrative	256,988	224,436	32,552	15%
Total operating expenses	$1,400,104	$1,029,164	$370,940	36%
In the six months ended June 30, 2022, research and development expenses increased by $164.2 million, or 46%, compared to the same period last year. The increase was primarily attributable to a $153.8 million increase in personnel costs, largely as a result of a 46% average increase in our research and development headcount, as we continued to focus on enhancing our Twilio Segment and Flex products and strengthening our platform infrastructure.
In the six months ended June 30, 2022, sales and marketing expenses increased by $174.2 million, or 39%, compared to the same period last year. The increase was primarily attributable to a $137.5 million increase in personnel costs, largely as a result of a 52% average increase in sales and marketing headcount, as we continued to expand our sales efforts globally, and a $10.8 million increase in advertising expenses.
In the six months ended June 30, 2022, general and administrative expenses increased by $32.6 million, or 15%, compared to the same period last year. The increase was primarily attributable to a $31.2 million increase in personnel costs, as a result of a 52% average increase in general and administrative headcount. The increases due to the growth in headcount were partially offset by a $12.0 million decrease in the stock-based compensation expense in the first three months of this six month period mainly driven by attrition. The increase in general and administrative expenses was also attributable to a $4.7 million increase in professional services fees and a $3.5 million increase in software subscription fees. The increase was also partially offset by a $9.6 million decrease in charitable contributions that we made through Twilio.org.

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
Our primary uses of cash include operating costs, such as personnel-related costs, network service provider costs, cloud infrastructure costs, facility-related spending, as well as acquisitions and investments. Our principal contractual and other commitments consist of obligations under our 2029 Notes and 2031 Notes, our operating leases for office space and contractual commitments to our cloud infrastructure and network service providers. Refer to Note 9 and Note 11(a) to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for detailed discussions of our obligations and commitments related to debt and other purchase obligations.
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
We believe that our cash, cash equivalents and marketable securities balances, as well as the cash flows generated by our operations, will be sufficient to satisfy our anticipated cash needs for working capital and capital expenditures for the next 12 months and beyond. However, our belief may prove to be incorrect, and we could utilize our available financial resources sooner than we currently expect. Our future capital requirements and the adequacy of available funds will depend on many factors, including those set forth in Part II, Item 1A, “Risk Factors.” We may be required to seek additional equity or debt financing in order to meet these future capital requirements. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us, or at all. If we are unable to raise additional capital when desired, our business, results of operations and financial condition would be adversely affected. Additionally, cash from operations could also be affected by various risks and uncertainties in connection with the impact of an economic downturn or recession, the COVID-19 pandemic, significant market volatility in the global economy, timing and ability to collect payments from our customers and other risks detailed in Part II, Item 1A, “Risk Factors.”

Cash Flows
The following table summarizes our cash flows:

	Six Months Ended
	June 30,
	2022	2021
	(In thousands)
Cash (used in) provided by operating activities	$(80,141)	$26,222
Cash used in investing activities	(635,629)	(2,181,489)
Cash provided by financing activities	34,402	3,024,856
Effect of exchange rate changes on cash, cash equivalents and restricted cash	313	(143)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(681,055)	$869,446

Cash Flows from Operating Activities
In the six months ended June 30, 2022, cash used in operating activities consisted primarily of our net loss of $544.4 million adjusted for non-cash items, including $397.4 million of stock-based compensation expense, $137.7 million of depreciation and amortization expense, $25.5 million of non-cash reduction to our operating right-of-use asset, $26.1 million amortization of deferred commissions and $160.0 million of cumulative changes in operating assets and liabilities. With respect to changes in operating assets and liabilities, accounts receivable and prepaid expenses increased $149.8 million primarily due to revenue growth, the timing of cash receipts and pre-payments of our cloud infrastructure fees and certain operating expenses. Accounts payable and other current liabilities increased $85.1 million primarily due to increases in transaction volumes. Operating lease liabilities decreased $31.1 million due to payments made against our operating lease obligations. Other long-term assets increased $52.5 million primarily due to an increase in the sales commissions balances related to the growth of our business.
In the six months ended June 30, 2021, cash provided by operating activities consisted primarily of our net loss of $434.4 million adjusted for non-cash items, including $281.3 million of stock-based compensation expense, $119.4 million of depreciation and amortization expense, $16.2 million of donated common stock, $29.0 million loss on extinguishment of our convertible notes, $5.1 million amortization of the debt discount and issuance costs related primarily to our convertible notes, $23.2 million of non-cash reduction to our operating right-of-use asset, $12.4 million amortization of deferred commissions, and $48.1 million of cumulative changes in operating assets and liabilities. With respect to changes in operating assets and liabilities, accounts receivable and prepaid expenses increased $86.3 million primarily due to the timing of cash receipts from certain of our larger customers, pre-payments of our cloud infrastructure fees and certain operating expenses. Accounts payable and other current liabilities increased $93.0 million primarily due to increases in transaction volumes. Operating lease liabilities decreased $23.6 million due to payments made against our operating lease obligations. Other long-term assets increased $39.1 million primarily due to an increase in the sales commissions balances related to the growth of our business.
Cash Flows from Investing Activities
In the six months ended June 30, 2022, cash used in investing activities was $635.6 million primarily consisting of $570.8 million of purchases of marketable securities and other investments, net of maturities and sales; $750.0 million paid to acquire our equity method investment in Syniverse, as described in Note 2(h) and Note 6 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q; $31.7 million of net cash paid to acquire other businesses, $22.4 million related to capitalized software development costs and $10.8 million related to purchases of long-lived assets.
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
Cash Flows from Financing Activities
In the six months ended June 30, 2022, cash provided by financing activities was $34.4 million primarily consisting of $41.7 million in proceeds from stock options exercised by our employees and shares issued under our employee stock purchase plan, offset by $6.2 million in principal payments on debt and finance leases.
In the six months ended June 30, 2021, cash provided by financing activities was $3.0 billion primarily consisting of $1.8 billion in net proceeds from our public equity offering, $986.1 million in net proceeds from the issuance of our 2029 Notes and 2031 Notes and $55.6 million in proceeds from stock options exercised by our employees and shares issued under our employee stock purchase plan. This was offset by $6.7 million in principal payments made on finance leases and $4.7 million related to the value of equity awards withheld to settle tax liabilities.

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
Interest Rate Risk
We had cash, cash equivalents and restricted cash of $798.6 million and marketable securities of $3.6 billion as of June 30, 2022. Cash, cash equivalents and restricted cash consist of bank deposits, money market funds and commercial paper. Marketable securities consist primarily of U.S. treasury securities, non-U.S. government securities and high credit quality corporate debt securities. The cash and cash equivalents and marketable securities are held for working capital purposes. Such interest‑earning instruments carry a degree of interest rate risk. To date, fluctuations in interest income have not been significant. The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. Due to the short‑term nature of our investments, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. A hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our condensed consolidated financial statements.
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
We enter into foreign currency derivative hedging transactions to mitigate our exposure to market risks that may result from changes in foreign currency exchange rates. For further information, refer to Note 5 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
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
Based on this evaluation, our Chief Executive Officer and our Principal Financial Officer concluded that, as of June 30, 2022, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
(b)    Changes in Internal Control
In May 2022, we completed the implementation of our new enterprise resource planning (“ERP”) system and, consequently, modified the design of certain our internal controls over activities related to accumulation, recording and reporting of information in our financial statements. Other than these ERP system implementation changes, there were no changes in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15 (d) and 15d-15 (d) of the Exchange Act that occurred during the quarter ended June 30, 2022, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
(c)    Inherent Limitations on Effectiveness of Controls
Our management, including our Chief Executive Officer and our Principal Financial Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the organization have been detected. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost‑effective control system, misstatements due to error or fraud may occur and not be detected.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
Refer to Note 11(b) of our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for a description of our current material legal proceedings.
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
We have experienced substantial growth in our business since inception. For example, our headcount has grown from 6,334 employees on June 30, 2021 to 8,510 employees on June 30, 2022. We have moved to a virtual on-boarding process since the imposition of COVID-19 restrictions on certain business activities. In addition, we are rapidly expanding our international operations. Our international headcount grew from 2,250 employees as of June 30, 2021 to 3,481 employees as of June 30, 2022. We expect to continue to expand our international operations in the future. We have also experienced significant growth in the number of customers, usage and amount of data that our platform and associated infrastructure support. This growth has placed and may continue to place significant demands on our corporate culture, operational infrastructure and management, particularly in light of virtual on-boarding.

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
In addition, as we have rapidly grown, our organizational structure has become more complex. In order to manage these increasing complexities, we will need to continue to scale and adapt our operational, financial and management controls, as well as our reporting systems and procedures. The expansion of our systems and infrastructure will require us to commit substantial financial, operational and management resources before our revenue increases and without any assurances that our revenue will increase. Additionally, our focus on achieving our profitability goals may impact our revenue growth rate.
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
•the impact of COVID-19 and other global events and economic conditions on our customers, partners and service providers and the global economy in general;
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
•general economic conditions, including a downturn or recession, rising inflation and rising interest rates, that may adversely affect a prospective customer’s ability or willingness to adopt our products, delay a prospective customer’s adoption decision, reduce the revenue that we generate from the use of our products or affect customer retention;
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
Additionally, public heath epidemics or pandemics and geopolitical events such as the COVID-19 pandemic and the war in Ukraine, as well as certain large-scale events, such as major elections and sporting events, can significantly impact usage levels on our platform, which has, and could in the future, cause fluctuations in our results of operations. We expect that significantly increased usage of all communications platforms, including ours, during certain seasonal and one-time events could impact delivery and quality of our products during those events. We also tend to experience increased expenses in connection with the hosting of SIGNAL, which we plan to continue to host annually. Such annual and one-time events may cause fluctuations in our results of operations and may impact both our revenue and operating expenses.
An economic downturn, the global COVID-19 pandemic or significant volatility with certain markets could adversely impact our business, results of operations and financial condition.
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

Additionally the COVID-19 pandemic has adversely affected global economic and market conditions, including at times contributing to labor shortages, supply chain disruptions and inflation, which are likely to continue for an extended period, and which could result in decreased business spending by our customers and prospective customers and business partners and third-party business partners, reduced demand for our solutions, lower renewal rates by our customers, longer or delayed sales cycles, including customers and prospective customers delaying contract signing or contract renewals, or reducing budgets or minimum commitments related to the product and services that we offer, all of which could have an adverse impact on our business operations and financial condition. Specifically, we often enter into annual or multi-year, minimum commitment arrangements with our customers. Certain industries may be more negatively impacted by adverse macroeconomic conditions, like retail, consumer packaged goods, direct-to-consumer and other industries dependent on consumer spending, and the concentration of our customer base within these industries could exacerbate the impacts of a global recession or market uncertainties on our business. Additionally, we generate a portion of our revenue from small and medium-sized businesses, which may be affected by economic downturns and other adverse macroeconomic conditions to a greater extent than larger enterprises, as they typically have more limited financial resources and capital borrowing capacity. Furthermore, we generate a portion of our revenue from certain sectors of the economy that have experienced recent softness, including cryptocurrencies, consumer on-demand and social media, as well as some instances of longer sales cycles. Additionally, if customers fail to pay us or reduce their spending with us, we may be adversely affected by an inability to collect amounts due, the cost of enforcing the terms of our contracts, including litigation, or a reduction in revenue. The continuing pandemic could also result in constrained supply or reduced customer demand and willingness to enter into or renew contracts with us, any of which could adversely impact our business, results of operations and overall financial performance in future periods. While we have developed and continue to develop plans to help mitigate the potential negative impact of the pandemic on our business, these efforts may not be effective, and a protracted economic downturn, including due to factors such as labor shortages, supply chain disruptions and inflation, may limit the effectiveness of our mitigation efforts.
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
Our future success depends, in part, on our ability to continue to attract and retain highly skilled employees. We believe that there is, and will continue to be, intense competition for highly skilled management, technical, sales and other employees with experience in our industry. In addition, we have experienced and may continue to experience employee turnover as a result of the ongoing “great resignation” occurring throughout the U.S. economy. New employees require training, take time before they achieve full productivity, and may not become as productive as we expect, and we may be unable to hire or retain sufficient numbers of qualified individuals. Additionally, we have focused our hiring efforts on areas such as Segment, Engage and Flex, and we’ve frozen the vast majority of new hires and backfills outside of these core areas. In addition, our new Open Work hybrid approach to work, announced in February 2021, may not meet the expectations of our workforce. Further, labor is subject to external factors that are beyond our control, including our industry’s highly competitive market for skilled workers and leaders, cost inflation, the COVID-19 pandemic and workforce participation rates. We must provide competitive compensation packages and a high-quality work environment to hire, retain and motivate employees. If we are unable to retain and motivate our existing employees and attract qualified employees to fill key positions, we may be unable to manage our business effectively, including the development, marketing and sale of our products, which could adversely affect our business, results of operations and financial condition. To the extent we hire employees from competitors, we also may be subject to allegations that they have been improperly solicited or divulged proprietary or other confidential information. Volatility in, or the actual or perceived lack of performance of, our stock price may also affect our ability to attract and retain key employees. If we are unable to retain our employees, our business, results of operations and financial condition could be adversely affected.
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
We believe that maintaining and enhancing the “Twilio” brand identity and increasing market awareness of our company and products, particularly among developers, is critical to achieving widespread acceptance of our platform, to strengthen our relationships with our existing customers and to our ability to attract new customers. The successful promotion of our brand will depend largely on our continued marketing efforts, our ability to continue to offer high-quality products, and our ability to successfully differentiate our products and platform from competing products and services. Our brand promotion and thought leadership activities may not be successful or yield increased revenue. In addition, independent industry analysts often provide reviews of our products and competing products and services, which may significantly influence the perception of our products in the marketplace. If these reviews are negative or not as strong as reviews of our competitors’ products and services, then our brand may be harmed.
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
We were founded in 2008, and we have been developing and providing a cloud‑based platform that enables developers and organizations to integrate voice, messaging, video and email communications capabilities into their software applications. This market continues to evolve and is subject to a number of risks and uncertainties. We believe that our revenue currently constitutes a significant portion of the total revenue in this market, and therefore, we believe that our future success will depend in large part on the growth, if any, and evolution of this market. If developers and organizations do not recognize the need for and benefits of our products and platform, they may decide to adopt alternative products and services to satisfy some portion of their business needs. In order to grow our business and extend our market position, we intend to focus on educating developers and other potential customers about the benefits of our products and platform, expanding the functionality of our products and bringing new technologies to market to increase market acceptance and use of our platform. Additionally, we will continue to prioritize accelerating software sales, which could have an impact on our results of operations. Our ability to expand the market that our products and platform address depends upon a number of factors, including the cost, performance and perceived value associated with such products and platform. The market for our products and platform could fail to grow significantly or there could be a reduction in demand for our products as a result of a lack of developer acceptance, technological challenges, competing products and services, decreases in spending by current and prospective customers, weakening economic conditions, including due to labor shortages, supply chain disruptions and inflationary pressures, and other causes. If our market does not experience significant growth or demand for our products decreases, then our business, results of operations and financial condition could be adversely affected.
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
The CCPA imposes obligations on businesses to which it applies. These obligations include, but are not limited to, providing specific disclosures in privacy notices and affording California residents certain rights related to their personal information. The CCPA allows for statutory fines for noncompliance. In addition, the California Privacy Rights Act of 2020 (“CPRA”), enforceable from January 1, 2023, will expand the CCPA. Similar laws have been enacted or been proposed at the state and federal levels. For example, Connecticut, Utah, Virginia and Colorado have each passed laws similar to but different from the CPRA that take effect in 2023. If we become subject to new privacy, data protection and data security laws, the risk of enforcement action against us could increase because we may become subject to additional obligations, and the number of individuals or entities that can initiate actions against us may increase (including individuals, via a private right of action, and state actors).

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
Our ability to attract new customers, increase revenue from existing customers, and increase gross margins depends in part on our ability to enhance and improve our existing products, increase adoption and usage of our products, and introduce new products, particularly products with higher gross margins. The success of any enhancements or new products depends on several factors, including timely completion, adequate quality testing, actual performance quality, market-accepted pricing levels and overall market acceptance. Enhancements and new products that we develop may not be introduced in a timely or cost-effective manner, may contain errors or defects, may require reworking features and capabilities, may have interoperability difficulties with our platform or other products or may not achieve the broad market acceptance necessary to generate significant revenue or increase our gross margins. Furthermore, our ability to increase the usage of our products depends, in part, on the development of new use cases for our products, which is typically driven by our developer community and may be outside of our control. We also have invested, and may continue to invest, in the acquisition of complementary businesses, technologies, services, products and other assets that expand the products that we can offer our customers. We may make these investments without being certain that they will result in products or enhancements that will be accepted by existing or prospective customers. Our ability to generate usage of additional products by our customers may also require increasingly sophisticated and more costly sales efforts and result in a longer sales cycle. In addition, adoption of new products or enhancements may put additional strain on our customer support team, which could require us to make additional expenditures related to further hiring and training. If we are unable to successfully enhance our existing products to meet evolving customer requirements, increase adoption and usage of our products, develop and drive adoption of new products, and increase our gross margins, or if our efforts to increase the usage of our products are more expensive than we expect, then our business, results of operations and financial condition would be adversely affected.
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

Some of our competitors and potential competitors are larger and have greater name recognition, longer operating histories, more established customer relationships, larger budgets, lower operating costs, and significantly greater resources than we do. In addition, they have the operating flexibility to bundle competing products and services at little or no perceived incremental cost, including offering them at a lower price as part of a larger sales transaction. As a result, our competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards, customer requirements or changing economic conditions, like inflation or a downturn or a recession. In addition, some competitors may offer products or services that address one or a limited number of functions at lower prices, with greater depth than our products or in different geographies. Our current and potential competitors may develop and market new products and services with comparable functionality to our products, and this could lead to us having to decrease prices in order to remain competitive. Customers utilize our products in many ways and use varying levels of functionality that our products offer or are capable of supporting or enabling within their applications. Customers that use many of the features of our products or use our products to support or enable core functionality for their applications may have difficulty or find it impractical to replace our products with a competitor’s products or services, while customers that use only limited functionality may be able to replace our products more easily with competitive offerings. Our customers also may choose to build some of the functionality our products provide or establish direct connectivity with network service providers, which may limit or eliminate their demand for our products.
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
We have incurred net losses in each year since our inception, including net losses of $544.4 million, $949.9 million and $491.0 million in the six months ended June 30, 2022 and the years ended December 31, 2021 and 2020, respectively. We had an accumulated deficit of $2.7 billion as of June 30, 2022. We will need to generate and sustain increased revenue levels, and manage our operating expenses, in future periods to become profitable and, even if we do, we may not be able to maintain or increase our level of profitability. We expect to continue to expend substantial financial and other resources on, among other things:
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
As we seek to increase the adoption of our products by enterprises, including products like Flex, which is primarily aimed at complex contact center implementations at larger companies, we expect to incur higher costs and longer sales cycles. In the enterprise market segment, the decision to adopt our products may require the approval of multiple technical and business decision makers, including legal, security, compliance, procurement, operations and IT. In addition, while enterprise customers may quickly deploy our products on a limited basis, before they will commit to deploying our products at scale, they often require extensive education about our products and significant customer support time, engage in protracted pricing negotiations, which may not address changing inflationary pressure and reduced information technology budgets, and seek to secure readily available development resources. In addition, sales cycles for enterprises are inherently more complex and less predictable than the sales through our self-service model, and some enterprise customers may not use our products enough to generate revenue that justifies the cost to obtain such customers. In addition, these complex and resource intensive sales efforts could place additional strain on our product and engineering resources. Further, enterprises, including some of our customers, may choose to develop their own solutions that do not include our products. They also may demand reductions in pricing as their usage of our products increases, notwithstanding increased costs incurred by us to provide such products, which could have an adverse impact on our gross margin. As a result of our limited experience selling and marketing to enterprises, our efforts to sell to these potential customers may not be successful. If we are unable to increase the revenue that we derive from enterprises, then our business, results of operations and financial condition may be adversely affected.
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
Furthermore, many of these network service providers do not have long-term committed contracts with us and may interrupt services or terminate their agreements with us without notice. If a significant portion of our network service providers stop providing us with access to their infrastructure, fail to provide these services to us on a cost-effective basis, cease operations, or otherwise terminate these services, the delay caused by qualifying and switching to other network service providers could be time consuming and costly and could adversely affect our business, results of operations and financial condition. Further, if problems occur with our network service providers, it may cause errors or poor-quality communications with our products, and we could encounter difficulty identifying the source of the problem. The occurrence of errors or poor-quality communications on our products, whether caused by our platform or a network service provider, may result in the loss of our existing customers or the delay of adoption of our products by potential customers and may adversely affect our business, results of operations and financial condition.
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
In the six months ended June 30, 2022, and the years ended December 31, 2021 and 2020, we derived 35%, 34% and 27% of our revenue, respectively, from customer accounts located outside the United States. The future success of our business will depend, in part, on our ability to expand our customer base worldwide. While we have been rapidly expanding our sales efforts internationally, our experience in selling our products outside of the United States is, and our ability to conduct business in local currencies in certain jurisdictions may be or is, limited. Furthermore, our developer-first business model may not be successful or have the same traction outside the United States. As a result, our investment in marketing our products to these potential customers may not be successful. If we are unable to increase the revenue that we derive from international customers, then our business, results of operations and financial condition may be adversely affected.
We are continuing to expand our international operations, which exposes us to significant risks.
We are continuing to expand our international operations to increase our revenue from customers outside of the United States as part of our growth strategy. Between June 30, 2021 and June 30, 2022, our international headcount grew from 2,250 employees to 3,481 employees. We expect to open additional international offices and hire employees to work at these offices in order to reach new customers and gain access to additional technical talent. Operating in international markets requires significant resources and management attention and will subject us to regulatory, economic and political risks in addition to those we already face in the United States. Because of our limited experience with international operations or with developing and managing sales in international markets, our international expansion efforts may not be successful.
In addition, we will face risks in doing business internationally that could adversely affect our business, including:
•inflation and actions taken by central banks to counter inflation;
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
Our international operations are subject to country-specific governmental regulation and related actions that have increased and will continue to increase our compliance costs or impact our products and platform or prevent us from offering or providing our products in certain countries. Moreover, the regulation of communications platform-as-a-service (“CPaaS”) companies like us is continuing to evolve internationally and many existing regulations may not fully contemplate the CPaaS business model or how they fit into the communications regulatory framework. As a result, interpretation and enforcement of regulations often involve significant uncertainties. In many countries, including those in the European Union, a number of our products or services are subject to licensing and communications regulatory requirements which increases the level of scrutiny and enforcement by regulators. Future legislative, regulatory or judicial actions impacting CPaaS services could also increase the cost and complexity of compliance and expose us to liability. For example, in some countries, some or all of the services we offer are not considered regulated telecommunications services, while in other countries they are subject to telecommunications regulations, including but not limited to payment into universal service funds, licensing fees, provision of emergency services, provision of information to support emergency services and number portability. Specifically, the Australian Communications and Media Authority in 2019 issued a formal finding against several companies, including our Company, for failure to upload data into a centralized database for emergency services and, in the future, regulatory authorities in other jurisdictions in which we operate may also determine that we are a telecommunications company subject to similar regulations. Failure to comply with these regulations could result in our Company being issued remedial directions to undertake independent audits and implement effective systems, processes and practices to ensure compliance, significant fines or being prohibited from providing telecommunications services in a jurisdiction.

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
We outsource a substantial majority of our cloud infrastructure to Amazon Web Services (“AWS”), which hosts our products and platform. Our customers need to be able to access our platform at any time, without interruption or degradation of performance. AWS runs its own platform that we access, and we are, therefore, vulnerable to service interruptions at AWS. We have experienced, and expect that in the future we may experience interruptions, delays and outages in service and availability due to a variety of factors, including infrastructure changes, human or software errors, website hosting disruptions and capacity constraints. Capacity constraints could be due to a number of potential causes, including technical failures, natural disasters, public health epidemics or pandemics such as COVID-19, fraud or security attacks. In addition, if our security, or that of AWS, is compromised, or our products or platform are unavailable or our users are unable to use our products within a reasonable amount of time or at all, then our business, results of operations and financial condition could be adversely affected. In some instances, we may not be able to identify the cause or causes of these performance problems within a period of time acceptable to our customers. It may become increasingly difficult to maintain and improve our platform performance, especially during peak usage times, as our products become more complex and the usage of our products increases. To the extent that we do not effectively address capacity constraints, either through AWS or alternative providers of cloud infrastructure, our business, results of operations and financial condition may be adversely affected. In addition, any changes in service levels from AWS may adversely affect our ability to meet our customers’ requirements, result in negative publicity which could harm our reputation and brand and may adversely affect the usage of our platform.
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
We depend upon our IT systems to conduct virtually all of our business operations, ranging from our internal operations and research and development activities to our marketing and sales efforts and communications with our customers and business partners. We have in the past and may in the future be subject to a variety of evolving threats, including but not limited to social-engineering attacks (including through phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks (such as credential stuffing), personnel misconduct or error, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, earthquakes, fires, floods and other similar threats.

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

For example, in 2020, SolarWinds Inc., one of our third-party software service providers, was subject to a data security incident. We have completed our investigations of this incident and concluded that there was no adverse impact to us.
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
In the six months ended June 30, 2022 and the years ended December 31, 2021 and 2020, our 10 largest Active Customer Accounts generated an aggregate of 12%, 11% and 14% of our revenue, respectively. In the event that any of our large customers do not continue to use our products, use fewer of our products, or use our products in a more limited capacity, or not at all, our business, results of operations and financial condition could be adversely affected. Additionally, the usage of our products by customers that do not have long-term contracts with us may change between periods. Those with no long-term contract with us may reduce or fully terminate their usage of our products at any time without notice, penalty or termination charges, which may adversely impact our results of operations.
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
Many of our customers depend on our customer support team to assist them in deploying our products effectively to help them to resolve post‑deployment issues quickly and to provide ongoing support. If we do not devote sufficient resources or are otherwise unsuccessful in assisting our customers effectively, it could adversely affect our ability to retain existing customers and could prevent prospective customers from adopting our products. We may be unable to respond quickly enough to accommodate short‑term increases in demand for customer support. We also may be unable to modify the nature, scope and delivery of our customer support to compete with changes in the support services provided by our competitors. Increased demand for customer support, without corresponding revenue, could increase costs and adversely affect our business, results of operations and financial condition. Our sales are highly dependent on our business reputation and on positive recommendations from developers. Any failure to maintain high-quality customer support, or a market perception that we do not maintain high-quality customer support, could erode customer trust and adversely affect our reputation, business, results of operations and financial condition.
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
We actively evaluate and consider potential strategic transactions, including acquisitions of, or investments in, businesses, technologies, services, products and other assets in the future. For example, in November 2020, we acquired Segment for a total purchase price of $3.0 billion, of which approximately $2.5 billion represented the value of our Class A common stock issued at closing. The estimated transaction value of $3.2 billion, as previously announced, included certain shares of Class A common stock and assumed equity awards that are subject to future vesting. Accordingly, at closing, our stockholders incurred substantial dilution. Any future acquisitions or strategic transactions may result in additional dilution or require us to take on debt in order to finance any such transactions. For further risks related to our acquisitions, please see below under “Risks Related to our Acquisitions.” We also may enter into relationships with other businesses to expand our products and platform, which could involve preferred or exclusive licenses, additional channels of distribution, discount pricing or investments in other companies, such as our recent minority investment of $750.0 million in Syniverse Corporation that closed in May 2022.
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
Moreover, our customers’ and other users’ promotion of their products and services through our platform might not comply with federal, state, and foreign laws or of contractual requirements imposed by carriers, such as the CTIA Shortcode Agreement and associated policies. We rely on contractual representations made to us by our customers that their use of our platform will comply with our policies and applicable law, including, without limitation, our email and messaging policies. Although we retain the right to verify that customers and other users are abiding by certain contractual terms, our Acceptable Use Policy and our email and messaging policies and, in certain circumstances, to review their email, messages and distribution lists, our customers and other users are ultimately responsible for compliance with our policies, and we do not systematically audit our customers or other users to confirm compliance with our policies. We cannot predict whether our role in facilitating our customers’ or other users’ activities would expose us to liability under applicable state or federal law, or whether that possibility could become more likely if changes to current laws regulating content moderation, such as Section 230 of the Communications Decency Act are enacted. There are various Congressional, FCC and executive efforts to eliminate or restrict the scope of the protections under Section 230, which limits the liability of internet platforms for third-party content that is transmitted via those platforms and for good-faith moderation of offensive content. In addition, Florida and Texas adopted statutes intended to reduce or eliminate the protections granted under Section 230, although implementation of both statutes has been stayed by various federal courts, including the U.S. Supreme Court. Florida recently amended its statute in an effort to address issues that led the court to issue the stay. Similar legislation has been introduced in other states in 2022. Even if claims asserted against us do not result in liability, we may incur substantial costs in investigating and defending such claims. If we are found liable for our customers’ or other users’ activities, we could be required to pay fines or penalties, redesign business methods or otherwise expend resources to remedy any damages caused by such actions and to avoid future liability.
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

The future success of our business depends upon the continued use of the Internet as a primary medium for commerce, communications and business applications. Federal, state or foreign government bodies or agencies have in the past adopted, and may in the future adopt, laws or regulations affecting the use of the Internet as a commercial medium. Changes in these laws or regulations could require us to modify our products and platform in order to comply with these changes. In addition, government agencies or private organizations have imposed and may impose additional taxes, fees or other charges for accessing the Internet or commerce conducted via the Internet. These laws or charges could limit the growth of Internet‑related commerce or communications generally or result in reductions in the demand for Internet‑based products and services such as our products and platform. In particular, a re-adoption of “network neutrality” rules in the United States, which President Biden supported during his campaign, could affect the services used by us and our customers. California’s state network neutrality law went into effect after a federal district court denied a motion for preliminary injunction on March 10, 2021, and that decision was affirmed by the U.S. Court of Appeals for the Ninth Circuit on January 28, 2022, and on April 20, 2022 it declined to rehear the case. The appellants did not appeal to the U.S. Supreme Court. A temporary injunction preventing implementation of a similar law in Vermont expired on April 20, 2022, but the challenge to that law remains pending. A number of other states have adopted or are adopting or considering legislation or executive actions that would regulate the conduct of broadband providers. In addition, the use of the Internet as a business tool could be adversely affected due to delays in the development or adoption of new standards and protocols to handle increased demands of Internet activity, security, reliability, cost, ease‑of‑use, accessibility and quality of service. The performance of the Internet and its acceptance as a business tool has been adversely affected by “viruses,” “worms,” and similar malicious programs. If the use of the Internet is reduced as a result of these or other issues, then demand for our products could decline, which could adversely affect our business, results of operations and financial condition.

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
Certain of our products and services may be subject to export control and economic sanctions laws and regulations, including the U.S. Export Administration Regulations, U.S. Customs regulations, and various economic and trade sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Control. Exports of our products and the provision of our services must be made in compliance with these requirements. Although we take precautions to prevent our products from being provided in violation of such laws, we are aware of previous exports of certain of our products to a small number of persons and organizations that are the subject of U.S. sanctions or are located in countries or regions subject to U.S. sanctions. If we fail to comply with these laws and regulations, we and certain of our employees could be subject to substantial civil or criminal penalties, including: the possible loss of export privileges; fines, which may be imposed on us and responsible employees or managers; and, in extreme cases, the incarceration of responsible employees or managers. Obtaining the necessary authorizations, including any required license, for a particular deployment may be time‑consuming, is not guaranteed and may result in the delay or loss of sales opportunities. In addition, changes in our products or services, or changes in applicable export or economic sanctions regulations may create delays in the introduction and deployment of our products and services in international markets, or, in some cases, prevent the export of our products or provision of our services to certain countries or end users. Any change in trade protection laws, policies, export, sanctions and other regulatory requirements affecting trade and investments, shift in the enforcement or scope of existing regulations, or change in the countries, governments, persons or technologies targeted by such regulations, could also result in decreased use of our products and services, or in our decreased ability to export our products or provide our services to existing or prospective customers with international operations. Any decreased use of our products and services or limitations on our ability to export our products and provide our services could adversely affect our business, results of operations and financial condition.
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
Historically, we have not billed or collected taxes in certain jurisdictions and, in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”), we have recorded a provision for our tax exposure in these jurisdictions when it is both probable that a liability has been incurred and the amount of the exposure can be reasonably estimated. We reserved $27.8 million and $19.7 million for domestic jurisdictions and jurisdictions outside of the U.S., respectively, on our June 30, 2022 balance sheet for these tax payments. These estimates include several key assumptions, including, but not limited to, the taxability of our products, the jurisdictions in which we believe we have nexus or a permanent establishment, and the sourcing of revenues to those jurisdictions. In the event these jurisdictions challenge our assumptions and analysis, our actual exposure could differ materially from our current estimates and reserves. If the actual payments we make to any jurisdiction exceed the accrual in our balance sheet, our results of operations would be harmed. In addition, some customers may question the incremental tax charges and seek to negotiate lower pricing from us, which could adversely affect our business, results of operations and financial condition.
We are in discussions with certain jurisdictions regarding potential sales and other indirect taxes for prior periods that we may owe. If any of these jurisdictions disagree with management's assumptions and analysis, the assessment of our tax exposure could differ materially from management's current estimates. For example, San Francisco City and County has assessed us for $38.8 million in taxes, including interest and penalties, which exceeded the $11.5 million we had accrued for that assessment. We have paid the full amount, as required by law, and the payment made in excess of the accrued amount is reflected as a deposit on our balance sheet. We believe, however, that this assessment is incorrect and, after failing to reach a settlement, filed a lawsuit on May 27, 2021 contesting the assessment. However, litigation is uncertain and a ruling against us may adversely affect our financial position and results of operations.
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
We intend to continue to make investments to support our business and may require additional funds. In particular, we may seek additional funds to develop new products and enhance our platform and existing products, expand our operations, including our sales and marketing organizations and our presence outside of the United States, improve our infrastructure or acquire complementary businesses, technologies, services, products and other assets. In addition, we may use a portion of our cash to satisfy tax withholding and remittance obligations related to outstanding restricted stock units. Accordingly, we may need to engage in equity or debt financings to secure additional funds. If we raise additional funds through future issuances of equity or convertible debt securities, our stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our Class A and Class B common stock. Any debt financing that we may secure in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities. We may not be able to obtain additional financing on terms favorable to us, if at all, particularly during times of market volatility and general economic instability. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth, scale our infrastructure, develop product enhancements and to respond to business challenges could be significantly impaired, and our business, results of operations and financial condition may be adversely affected.

We face exposure to foreign currency exchange rate fluctuations, and such fluctuations could adversely affect our business, results of operations and financial condition.
As our international operations expand, our exposure to the effects of fluctuations in currency exchange rates grows. For example, global geopolitical events, such as the war in Ukraine, economic events, public health epidemics and pandemics such as the COVID-19 pandemic, trade tariff developments and other events have caused global economic uncertainty and variability in foreign currency exchange rates. While we have primarily transacted with customers and business partners in U.S. dollars, we have also conducted business in currencies other than the U.S. dollar. We expect to significantly expand the number of transactions with customers that are denominated in foreign currencies in the future as we continue to expand our business internationally. We also incur expenses for some of our network service provider costs outside of the United States in local currencies and for employee compensation and other operating expenses at our non‑U.S. locations in the respective local currency. Fluctuations in the exchange rates between the U.S. dollar and other currencies could result in an increase to the U.S. dollar equivalent of such expenses.
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
As of December 31, 2021, we had U.S. federal, state and foreign net operating loss carryforwards (“NOLs”), of $4.2 billion, $2.7 billion and $268.7 million, respectively. Utilization of these NOL carryforwards depends on our future taxable income, and there is risk that a portion of our existing NOLs could expire unused, and that even if we achieve profitability, the use of our unexpired NOLs would be subject to limitations, which could materially and adversely affect our operating results.
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
We review our intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. As of June 30, 2022, we carried a net $6.2 billion of goodwill and intangible assets. An adverse change in market conditions, particularly if such change has the effect of changing one of our critical assumptions or estimates, could result in a change to the estimation of fair value that could result in an impairment charge to our goodwill or intangible assets. Any such charges may adversely affect our results of operations.
Risks Related to Ownership of Our Class A Common Stock
The trading price of our Class A common stock has been volatile and may continue to be volatile, and you could lose all or part of your investment.
Prior to our initial public offering in June 2016, there was no public market for shares of our Class A common stock. On June 23, 2016, we sold shares of our Class A common stock to the public at $15.00 per share. From June 23, 2016, the date that our Class A common stock started trading on the New York Stock Exchange, through June 30, 2022, the trading price of our Class A common stock has ranged from $22.80 per share to $457.30 per share. The trading price of our Class A common stock may continue to fluctuate significantly in response to numerous factors, many of which are beyond our control, including:
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

•any significant change in our management, including changes in the pace of hiring; and
•general political, social, economic and market conditions, in both domestic and foreign markets, including the effects of the COVID-19 pandemic and the war in Ukraine on the global economy, labor shortages, supply chain disruptions, inflation, increased interest rates and slow or negative growth of our markets.
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
Our Class B common stock has 10 votes per share, and our Class A common stock has one vote per share. As of June 30, 2022, our directors, executive officers and their respective affiliates, held in the aggregate 21.0% of the voting power of our capital stock. Because of the 10‑to‑one voting ratio between our Class B common stock and Class A common stock, the holders of our Class B common stock collectively will continue to have concentrated control of the combined voting power of our common stock and therefore may be able to control certain matters submitted to our stockholders for approval until the earlier of (i) June 28, 2023, or (ii) the date the holders of two‑thirds of our Class B common stock elect to convert the Class B common stock to Class A common stock. This concentrated control limits or precludes your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders.
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
As of June 30, 2022, we had $1.0 billion of indebtedness outstanding (excluding intercompany indebtedness). Our indebtedness could have important consequences, including:
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
Our business operations are subject to interruption by natural disasters, flooding, fire, power shortages, public health epidemics or pandemics such as COVID-19, terrorism, political unrest, cyber-attacks, geopolitical instability, war, the effects of climate change and other events beyond our control. For example, our corporate headquarters are located in the San Francisco Bay Area, a region known for seismic activity. A significant natural disaster, such as an earthquake, fire or flood, occurring at our headquarters, at one of our other facilities or where a business partner is located could adversely affect our business, results of operations and financial condition. Further, if a natural disaster or man-made problem were to affect our service providers, this could adversely affect the ability of our customers to use our products and platform. Natural disasters, public health epidemics or pandemics, such as the COVID-19 pandemic, and geopolitical events, such as the war in Ukraine, could cause disruptions in our or our customers’ businesses, national economies or the world economy as a whole.
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
While we seek to mitigate our business risks associated with climate change (such as drought, wildfires, hurricanes, increased storm severity and sea level rise), we recognize that there are inherent climate-related risks wherever business is conducted. Our primary locations may be vulnerable to the adverse effects of climate change. For example, certain of our offices have experienced, and are projected to continue to experience, climate-related events at an increasing frequency, including drought, heat waves, wildfires and resultant air quality impacts and power shutoffs associated with wildfire prevention. Changing market dynamics, global and domestic policy developments and the increasing frequency and impact of extreme weather events on critical infrastructure in the U.S. and elsewhere have the potential to disrupt our business, the business of our third-party suppliers and the business of our customers, and may cause us to experience losses and additional costs to maintain or resume operations. In addition, we expect to be subject to increased regulations, reporting requirements, standards or expectations regarding the environmental impacts of our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
None
Item 5. Other Information
Not applicable.

Item 6.     Exhibits
The documents listed in the Exhibit Index of this Quarterly Report on Form 10-Q are incorporated by reference or are filed with this Quarterly Report on Form 10-Q, in each case as indicated therein.

EXHIBIT INDEX
Exhibit Number		Incorporated by Reference
	Description	Form	File No.	Exhibit	Filing Date

10.1	Offer letter with Elena Donio dated April 28, 2022				Filed herewith

10.2	Amendment No. 2 to the Framework Agreement by and among Twilio Inc., a Delaware corporation, Carlyle Partners V Holdings, L.P., a Delaware limited partnership, and Syniverse Corporation, a Delaware corporation, dated May 13, 2022.	8-K	001-37806	2.1	May 16, 2022
31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				Filed herewith

31.2	Certification of the Chief Operating Officer (Principal Financial Officer) pursuant to Exchange Act Rules 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				Filed herewith

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

Twilio Inc.

August 5, 2022	/s/ JEFF LAWSON
Jeff Lawson Director and Chief Executive Officer (Principal Executive Officer)

August 5, 2022	/s/ KHOZEMA Z. SHIPCHANDLER
Khozema Z. Shipchandler Chief Operating Officer (Principal Accounting and Financial Officer)