Form 10-Q
period 2022-09-30
TWILIO INC
filed 2022-11-04
CIK 1447669

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________
FORM 10-Q
_____________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934
For the quarterly period ended September 30, 2022

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
Long-Term Stock Exchange
As of October 27, 2022, 174,522,799 shares of the registrant’s Class A common stock and 9,817,605 shares of registrant’s Class B common stock were outstanding.
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

TWILIO INC.
Quarterly Report on Form 10-Q
For the Three Months Ended September 30, 2022

Special Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “can,” “will,” “would,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “forecasts,” “potential,” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:
•the impact of macroeconomic uncertainties and the coronavirus disease of 2019 (“COVID-19”) pandemic, or significant market volatility in the global economy on our customers, partners, employees and business;
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
•potential harm caused by compromises in security, data and infrastructure, including cybersecurity protections;
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
•investments and resources and costs required to prevent, detect and remediate potential cybersecurity threats, incidents and breaches of ours or our customers’ systems or information;
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
•the impact of macroeconomic uncertainties and the global COVID-19 pandemic;
•fluctuations in our quarterly results and our ability to meet securities analysts’ and investors’ expectations;
•the impact of actions that we are taking to restructure our business in alignment with our strategic priorities;
•our ability to effectively manage our rapid growth;
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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
TWILIO INC.
Condensed Consolidated Balance Sheets
(Unaudited)

	As of September 30,	As of December 31,
	2022	2021
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$632,794	$1,479,452
Short-term marketable securities	3,575,751	3,878,430
Accounts receivable, net	487,750	388,215
Prepaid expenses and other current assets	265,977	186,131
Total current assets	4,962,272	5,932,228
Property and equipment, net	263,862	255,316
Operating right-of-use assets	127,567	234,584
Equity method investment	732,490	—
Intangible assets, net	901,155	1,050,012
Goodwill	5,284,616	5,263,166
Other long-term assets	340,694	263,292
Total assets	$12,612,656	$12,998,598
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$103,234	$93,333
Accrued expenses and other current liabilities	572,876	417,503
Deferred revenue and customer deposits	135,610	140,389
Operating lease liability, current	52,453	52,325
Total current liabilities	864,173	703,550
Operating lease liability, noncurrent	176,336	211,253
Finance lease liability, noncurrent	24,842	25,132
Long-term debt, net	986,985	985,907
Other long-term liabilities	29,432	41,290
Total liabilities	2,081,768	1,967,132
Commitments and contingencies (Note 13)
Stockholders' equity:
Preferred stock	—	—
Class A and Class B common stock	184	180
Additional paid-in capital	13,842,301	13,169,118
Accumulated other comprehensive loss	(165,183)	(18,141)
Accumulated deficit	(3,146,414)	(2,119,691)
Total stockholders’ equity	10,530,888	11,031,466
Total liabilities and stockholders’ equity	$12,612,656	$12,998,598

See accompanying notes to condensed consolidated financial statements.

TWILIO INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
	(In thousands, except share and per share amounts)
Revenue	$983,030	$740,176	$2,801,747	$1,999,095
Cost of revenue	520,955	375,561	1,469,312	1,004,929
Gross profit	462,075	364,615	1,332,435	994,166
Operating expenses:
Research and development	284,735	209,890	804,987	565,970
Sales and marketing	328,833	264,548	951,697	713,196
General and administrative	135,331	122,522	392,319	346,958
Restructuring costs	72,451	—	72,451	—
Impairment of long-lived assets	97,722	—	97,722	—
Total operating expenses	919,072	596,960	2,319,176	1,626,124
Loss from operations	(456,997)	(232,345)	(986,741)	(631,958)
Other expenses, net:
Share of losses from equity method investment	(13,376)	—	(13,376)	—
Other, net	(8,374)	(6,613)	(23,290)	(39,219)
Total other expenses, net	(21,750)	(6,613)	(36,666)	(39,219)
Loss before (provision for) benefit from income taxes	(478,747)	(238,958)	(1,023,407)	(671,177)
(Provision for) benefit from income taxes	(3,580)	14,849	(3,316)	12,673
Net loss attributable to common stockholders	$(482,327)	$(224,109)	$(1,026,723)	$(658,504)
Net loss per share attributable to common stockholders, basic and diluted	$(2.63)	$(1.26)	$(5.63)	$(3.82)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	183,692,564	177,231,285	182,319,735	172,605,371
See accompanying notes to condensed consolidated financial statements.

TWILIO INC.
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
	(In thousands)
Net loss	$(482,327)	$(224,109)	$(1,026,723)	$(658,504)
Other comprehensive loss:
Unrealized loss on marketable securities	(22,151)	(982)	(103,999)	(6,137)
Foreign currency translation	(2,192)	31	(4,646)	(245)
Net change in market value of effective foreign currency forward exchange contracts	(19,196)	(161)	(34,154)	(3,069)
Share of other comprehensive loss from equity method investment	(4,243)	—	(4,243)	—
Total other comprehensive loss	(47,782)	(1,112)	(147,042)	(9,451)
Comprehensive loss attributable to common stockholders	$(530,109)	$(225,221)	$(1,173,765)	$(667,955)

See accompanying notes to condensed consolidated financial statements.

TWILIO, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Common Stock Class A		Common Stock Class B		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
	(In thousands, except share amounts)
Balance as of December 31, 2021	170,625,994	$168	9,842,105	$12	$13,169,118	$(18,141)	$(2,119,691)	$11,031,466
Net loss	—	—	—	—	—	—	(221,627)	(221,627)
Exercises of vested stock options	180,643	—	193,889	—	11,727	—	—	11,727
Vesting of restricted stock units	877,089	1	—	—	(1)	—	—	—
Value of equity awards withheld for tax liability	(5,804)	—	—	—	(1,065)	—	—	(1,065)
Conversion of shares of Class B common stock into shares of Class A common stock	215,389	—	(215,389)	—	—	—	—	—
Shares of Class A common stock donated to charity	22,102	—	—	—	4,232	—	—	4,232
Shares returned from escrow	(152,239)	—	—	—	(387)	—	—	(387)
Unrealized loss on marketable securities	—	—	—	—	—	(62,826)	—	(62,826)
Foreign currency translation	—	—	—	—	—	(165)	—	(165)
Net change in market value of effective foreign currency forward exchange contracts	—	—	—	—	—	(3,852)	—	(3,852)
Stock-based compensation	—	—	—	—	159,930	—	—	159,930
Balance as of March 31, 2022	171,763,174	$169	9,820,605	$12	$13,343,554	$(84,984)	$(2,341,318)	$10,917,433
Net loss	—	—	—	—	—	—	(322,769)	(322,769)
Exercises of vested stock options	98,111	—	77,732	—	5,649	—	—	5,649
Vesting of restricted stock units	1,049,640	1	—	—	(1)	—	—	—
Value of equity awards withheld for tax liability	(38)	—	—	—	(4)	—	—	(4)
Conversion of shares of Class B common stock into shares of Class A common stock	80,732	—	(80,732)	—	—	—	—	—
Shares issued under ESPP	258,221	1	—	—	24,317	—	—	24,318
Shares of Class A common stock donated to charity	22,102	—	—	—	2,373	—	—	2,373
Unrealized loss on marketable securities	—	—	—	—	—	(19,022)	—	(19,022)
Foreign currency translation	—	—	—	—	—	(2,289)	—	(2,289)
Net change in market value of effective foreign currency forward exchange contracts	—	—	—	—	—	(11,106)	—	(11,106)
Stock-based compensation	—	—	—	—	247,412	—	—	247,412
Balance as of June 30, 2022	173,271,942	$171	9,817,605	$12	$13,623,300	$(117,401)	$(2,664,087)	$10,841,995

TWILIO, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Common Stock Class A		Common Stock Class B		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
	(In thousands, except share amounts)
Balance as of June 30, 2022	173,271,942	$171	9,817,605	$12	$13,623,300	$(117,401)	$(2,664,087)	$10,841,995
Net loss	—	—	—	—	—	—	(482,327)	(482,327)
Exercises of vested stock options	38,368	—	35,187	—	2,056	—	—	2,056
Vesting of restricted stock units	1,115,248	1	—	—	(1)	—	—	—
Value of equity awards withheld for tax liability	(125)	—	—	—	(11)	—	—	(11)
Conversion of shares of Class B common stock into shares of Class A common stock	35,187	—	(35,187)	—	—	—	—	—
Shares of Class A common stock donated to charity	22,102	—	—	—	1,911	—	—	1,911
Unrealized loss on marketable securities	—	—	—	—	—	(22,151)	—	(22,151)
Foreign currency translation	—	—	—	—	—	(2,192)	—	(2,192)
Net change in market value of effective foreign currency forward exchange contracts	—	—	—	—	—	(19,196)	—	(19,196)
Share of other comprehensive loss from equity method investment	—	—	—	—	—	(4,243)	—	(4,243)
Stock-based compensation	—	—	—	—	199,772	—	—	199,772
Stock-based compensation - restructuring	—	—	—	—	15,274	—	—	15,274
Balance as of September 30, 2022	174,482,722	$172	9,817,605	$12	$13,842,301	$(165,183)	$(3,146,414)	$10,530,888
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

TWILIO INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:	(In thousands)
Net loss	$(1,026,723)	$(658,504)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	207,880	189,669
Non-cash reduction to the right-of-use asset	38,669	36,249
Net amortization of investment premium and discount	27,900	24,880
Impairment of long-lived assets	100,681	4,936
Stock-based compensation including restructuring	606,260	445,366
Amortization of deferred commissions	41,322	20,798
Allowance for credit losses	21,786	11,371
Value of shares of Class A common stock donated to charity	8,516	24,583
Share of losses from equity method investment	13,376	—
Loss on extinguishment of debt	—	28,965
Other adjustments	207	(6,422)
Changes in operating assets and liabilities:
Accounts receivable	(121,353)	(81,186)
Prepaid expenses and other current assets	(81,071)	(59,929)
Other long-term assets	(111,662)	(66,501)
Accounts payable	11,585	(8,665)
Accrued expenses and restructuring costs	122,408	84,730
Deferred revenue and customer deposits	(6,206)	27,004
Operating lease liabilities	(42,158)	(36,274)
Other long-term liabilities	(7,330)	(1,019)
Net cash used in operating activities	(195,913)	(19,949)
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions, net of cash acquired and other related payments	(32,853)	(490,880)
Purchases of marketable securities and other investments	(1,650,759)	(3,225,799)
Proceeds from sales and maturities of marketable securities	1,065,998	1,334,444
Capitalized software development costs	(35,905)	(35,926)
Purchases of long-lived and intangible assets	(28,634)	(33,575)
Net cash used in investing activities	(682,153)	(2,451,736)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from public offerings, net of underwriters' discounts	—	1,766,400
Payments of costs related to public offerings	(35)	(464)
Proceeds from issuance of senior notes due 2029 and 2031, net of issuance costs	—	984,749
Proceeds from settlements of capped call, net of settlement costs	—	228,412
Principal payments on debt and finance leases	(9,383)	(4,852)
Value of equity awards withheld for tax liabilities	(1,080)	(6,552)
Proceeds from exercises of stock options and shares of Class A common stock issued under ESPP	43,750	71,607
Net cash provided by financing activities	33,252	3,039,300
Effect of exchange rate changes on cash, cash equivalents and restricted cash	146	(157)
NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(844,668)	567,458
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—Beginning of period	1,481,831	933,885
CASH, CASH EQUIVALENTS AND RESTRICTED CASH —End of period	$637,163	$1,501,343
Cash paid for income taxes, net	$5,481	$4,439
Cash paid for interest	$37,500	$19,545
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Value of common stock issued to settle convertible senior notes due 2023	$—	$1,704,969

RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH TO THE CONDENSED CONSOLIDATED BALANCE SHEETS
Cash and cash equivalents	$632,794	$1,497,498
Restricted cash in other current assets	4,357	2,733
Restricted cash in other long-term assets	12	1,112
Total cash, cash equivalents and restricted cash	$637,163	$1,501,343
See accompanying notes to condensed consolidated financial statements.

TWILIO INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. Organization and Description of Business
Twilio Inc. (the “Company”) was incorporated in the state of Delaware on March 13, 2008. Today's leading companies trust Twilio's Customer Engagement Platform (CEP) to build direct, personalized relationships with their customers everywhere in the world. Twilio enables companies to use communications and data to add intelligence and security to every step of their customers’ journey, from sales to marketing to growth, customer service and many more engagement use cases in a flexible, programmatic way.
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
(d)Remaining Performance Obligations
Revenue allocated to remaining performance obligations for contracts with durations of more than one year was $122.1 million as of September 30, 2022, of which 71% is expected to be recognized over the next 12 months and 95% is expected to be recognized over the next 24 months.

(e)Deferred Revenue and Customer Deposits
As of September 30, 2022 and December 31, 2021, the Company recorded $135.6 million and $141.5 million as its deferred revenue and customer deposits, respectively, that are included in deferred revenue and customer deposits and other long-term liabilities in the accompanying condensed consolidated balance sheets. During the three months ended September 30, 2022 and 2021, the Company recognized $17.5 million and $13.9 million of revenue, respectively, that was included in the deferred revenue and customer deposits balance as of the end of the previous year. During the nine months ended September 30, 2022 and 2021, the Company recognized $112.2 million and $58.2 million of revenue, respectively, that was included in the deferred revenue and customer deposits balance as of the end of the previous year.
(f)Deferred Sales Commissions
Total net capitalized commission costs as of September 30, 2022 and December 31, 2021, were $223.9 million and  $193.4 million, respectively, and are included in prepaid expenses and other current assets and other long‑term assets in the accompanying condensed consolidated balance sheets.
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
The Company sells its services to a wide variety of customers. If the financial condition or results of operations of any significant customer deteriorates substantially, operating results could be adversely affected. To reduce credit risk, management performs credit evaluations of the financial condition of significant customers. The Company does not require collateral from its credit customers and maintains reserves for estimated credit losses on customer accounts when considered necessary. Actual credit losses may differ from the Company’s estimates. During the three and nine months ended September 30, 2022 and 2021, no customer organization accounted for more than 10% of the Company’s total revenue.
As of September 30, 2022 and December 31, 2021, no customer organization represented more than 10% of the Company’s gross accounts receivable.
(h)Changes to Significant Accounting Policies
Restructuring Costs
The Company records a charge for restructuring when management commits to a restructuring plan, the restructuring plan identifies all significant actions, the period of time to complete the restructuring plan indicates that significant changes to the plan are not likely and employees who are impacted have been notified of the pending involuntary termination. Restructuring charges are accrued in the period in which it is probable that the employees are entitled to the restructuring benefits and the amounts can be reasonably estimated.

Equity Method Investments
Equity investment holdings in which the Company does not have a controlling financial interest but can exercise significant influence over an investee are accounted for under the equity method. Equity method investments are originally recorded at cost and are subsequently increased or reduced to reflect the Company’s proportionate share of net earnings or losses of the investee as they occur. The Company records the investee losses up to the carrying amount of the investment plus any advances and loans made to the investee and any financial guarantees made on behalf of the investee. Investments are also increased by contributions made to and distributions from the investee. All costs directly associated with the acquisition of the investment are included in the carrying amount of the investment. Profits or losses related to intra-entity sales are eliminated until realized by the Company or the investee.
The Company determines the difference between its purchase price and its proportionate share of the net assets of the investee, which results in an excess basis in the investment. This excess basis is allocated to the identifiable assets and liabilities of the investee utilizing purchase accounting principles and is used to calculate the amortization of basis differences every reporting period. Basis differences are generally amortized over the lives of the assets and liabilities that gave rise to the basis differences.
The Company records its share in earnings and losses of its equity method investee along with adjustments for amortization of basis differences, investee capital transactions and other comprehensive income or loss in its consolidated statements of operations and comprehensive loss on a three-month lag.
Equity method goodwill is not amortized or tested for impairment. Instead, the Company evaluates its equity method investments for impairment whenever events or changes in circumstance indicate that the carrying amounts of such investments may be in excess of their fair value. When such indicators exist, the other-than-temporary impairment model is utilized, which considers the severity and duration of a decline in fair value below book value and the Company’s ability and intent to hold the investment for a sufficient period of time to allow for recovery. If a decline in the value of an equity method investment is determined to be other than temporary, a loss is recorded in the current period.
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
(j)Recently Issued Accounting Guidance, Not yet Adopted
In June 2022, the FASB issued ASU No. 2022-03, "Fair Value Measurements (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions," which clarifies and amends the guidance of measuring the fair value of equity securities subject to contractual restrictions that prohibit the sale of the equity securities. The guidance will be effective for fiscal years beginning after December 15, 2023 and interim periods within those fiscal years. The Company is evaluating the impact of the adoption of this guidance on its consolidated financial statements.

3. Fair Value Measurements
Financial Assets
The following tables provide the financial assets measured at fair value on a recurring basis:

	Amortized Cost or Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value Hierarchy as of September 30, 2022			Aggregate Fair Value
				Level 1	Level 2	Level 3
Financial Assets:	(In thousands)
Cash and cash equivalents:
Money market funds	$39,117	$—	$—	$39,117	$—	$—	$39,117
Reverse repurchase agreements	200,000	—	—	—	200,000	—	200,000
Commercial paper	5,205	—	—	—	5,205	—	5,205
Total included in cash and cash equivalents	244,322	—	—	39,117	205,205	—	244,322
Marketable securities:
U.S. Treasury securities	519,609	—	(15,009)	504,600	—	—	504,600
Non-U.S. government securities	150,297	—	(7,041)	143,256	—	—	143,256
Corporate debt securities and commercial paper	3,028,685	13	(100,803)	7,000	2,920,895	—	2,927,895
Total marketable securities	3,698,591	13	(122,853)	654,856	2,920,895	—	3,575,751
Total financial assets	$3,942,913	$13	$(122,853)	$693,973	$3,126,100	$—	$3,820,073

	Amortized Cost or Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value Hierarchy as of December 31, 2021			Aggregate Fair Value
				Level 1	Level 2	Level 3
Financial Assets:	(In thousands)
Cash and cash equivalents:
Money market funds	$786,548	$—	$—	$786,548	$—	$—	$786,548
Commercial paper	46,076	—	—	—	46,076	—	46,076
Total included in cash and cash equivalents	832,624	—	—	786,548	46,076	—	832,624
Marketable securities:
U.S. Treasury securities	375,305	6	(2,561)	372,750	—	—	372,750
Non-U.S. government securities	221,641	—	(1,355)	220,286	—	—	220,286
Corporate debt securities and commercial paper	3,300,326	960	(15,892)	31,000	3,254,394	—	3,285,394
Total marketable securities	3,897,272	966	(19,808)	624,036	3,254,394	—	3,878,430
Total financial assets	$4,729,896	$966	$(19,808)	$1,410,584	$3,300,470	$—	$4,711,054
The Company's primary objective when investing excess cash is preservation of capital, hence the Company's marketable securities primarily consist of U.S. Treasury Securities, non-U.S government securities, high credit quality corporate debt securities, reverse repurchase agreements and commercial paper. Because the Company views its marketable securities as available to support current operations, it has classified all available for sale securities as short-term. As of September 30, 2022 and December 31, 2021, for fixed income securities that were in unrealized loss positions, the Company has determined that (i) it does not have the intent to sell any of these investments, and (ii) it is not more likely than not that it will be required to sell any of these investments before recovery of the entire amortized cost basis. In addition, as of September 30, 2022 and December 31, 2021, the Company anticipates that it will recover the entire amortized cost basis of such fixed income securities before maturity.
Interest earned on marketable securities was $16.3 million and $47.5 million in the three and nine months ended September 30, 2022, respectively, and $16.2 million and $39.5 million in the three and nine months ended September 30, 2021, respectively. The interest is recorded as other expenses, net, in the accompanying condensed consolidated statements of operations.

The following table summarizes the contractual maturities of marketable securities:

	As of September 30, 2022		As of December 31, 2021
	Amortized Cost	Aggregate Fair Value	Amortized Cost	Aggregate Fair Value
Financial Assets:	(In thousands)
Less than one year	$1,992,157	$1,952,475	$1,084,751	$1,085,006
One to three years	1,706,434	1,623,276	2,812,521	2,793,424
Total	$3,698,591	$3,575,751	$3,897,272	$3,878,430
Strategic Investments
As of September 30, 2022 and December 31, 2021, the Company held strategic investments with a carrying value of $74.3 million and $68.3 million, respectively, recorded as other long-term assets in the accompanying condensed consolidated balance sheets. The carrying value of these securities is determined under the measurement alternative on a non-recurring basis and adjusted for observable changes in fair value. There were no impairments or other adjustments recorded in the three and nine months ended September 30, 2022 and 2021, related to these securities.
Financial Liabilities
The Company’s financial liabilities that are measured at fair value on a recurring basis consist of foreign currency derivative liabilities and are classified as Level 2 financial instruments in the fair value hierarchy. As of September 30, 2022, the aggregate fair value of these liabilities and the associated unrealized losses were $33.9 million. As of December 31, 2021, these balances were not significant.
The Company’s financial liabilities that are not measured at fair value on a recurring basis are its Senior Notes due 2029 (“2029 Notes”) and its Senior Notes due 2031 (“2031 Notes”). As of September 30, 2022 the fair value of the 2029 Notes and 2031 Notes were $407.1 million and $394.4 million, respectively. As of December 31, 2021, the fair value of the 2029 Notes and 2031 Notes were $510.2 million and $512.8 million, respectively.

4. Property and Equipment
Property and equipment consisted of the following:

	As of September 30, 2022	As of December 31, 2021
	(In thousands)
Capitalized internal-use software developments costs	$248,158	$198,589
Data center equipment (1)	99,755	77,946
Leasehold improvements	89,234	85,297
Office equipment	67,808	58,636
Furniture and fixtures	15,030	15,360
Software	10,925	10,506
Total property and equipment	530,910	446,334
Less: accumulated depreciation and amortization (1)	(267,048)	(191,018)
Total property and equipment, net	$263,862	$255,316
____________________________________
(1) Data center equipment contains $72.4 million and $63.0 million in assets held under finance leases as of September 30, 2022, and December 31, 2021, respectively. Accumulated depreciation and amortization contains $37.4 million and $26.8 million of accumulated depreciation for assets held under finance leases as of September 30, 2022, and December 31, 2021, respectively.
Depreciation and amortization expense was $18.4 million and $14.5 million in the three months ended September 30, 2022 and 2021, respectively, and $52.5 million and $43.2 million in the nine months ended September 30, 2022 and 2021, respectively.

The Company capitalized $19.3 million and $18.0 million in internal‑use software development costs in the three months ended September 30, 2022 and 2021, respectively, and $51.2 million and $49.5 million in the nine months ended September 30, 2022 and 2021, respectively.
5. Impairment
During the second quarter of 2022, the Company announced its decision to become a remote-first company whereby employees would have the flexibility to work remotely on a permanent basis. As part of the new operating strategy, in the third quarter of 2022, the Company permanently closed several of its office locations which triggered a reassessment of long-lived asset groupings and a test for impairment. The Company determined that the carrying amounts of the impacted ROU assets and the associated leasehold improvements and property and equipment exceeded their respective fair values. The Company engaged a third‑party expert to assist with the valuation analysis and selection of assumptions. In the three and nine months ended September 30, 2022, the Company recorded a $97.7 million impairment expense in the accompanying condensed consolidated statements of operations.
6. Restructuring Activities
During the third quarter of 2022, the compensation and talent management committee of the Company’s board of directors approved a restructuring plan that was designed to reduce operating costs, improve operating margins and shift the Company’s selling capacity to accelerate software sales (the “Restructuring Plan”). The Restructuring Plan eliminated approximately 11% of the Company’s workforce. The Company estimated the aggregate restructuring costs associated with the Restructuring Plan to be approximately $70.0 million to $90.0 million, of which approximately $55.0 million to $70.0 million is expected to be paid in cash.
In the three months ended September 30, 2022, the Company recorded restructuring charges of $72.5 million, which consisted of $57.2 million related to employee transition, notice period, severance payments, employee benefits and facilitation costs; and $15.3 million related to vesting of stock-based awards of the impacted employees. The Company expects to incur additional restructuring charges until the execution of this Restructuring Plan is substantially completed by the end of the fourth quarter of 2022. Since potential position eliminations in every country are subject to local law and consultation requirements, in certain countries this process may extend beyond the fourth quarter of 2022. The charges that the Company expects to incur throughout the completion of its Restructuring Plan are subject to a number of assumptions, including local law requirements in various jurisdictions, and the actual remaining expenses may differ materially from the original estimates.
The following table summarizes the Company’s restructuring liability that is included in accrued expenses and other current liabilities in the accompanying condensed consolidated balance sheet:

	Workforce Reduction Costs	Facilitation Costs	Total
	(In thousands)
Balance as of June 30, 2022	$—	$—	$—
Restructuring charges	55,855	1,322	57,177
Cash payments	(4,016)	—	(4,016)
Balance as of September 30, 2022	$51,839	$1,322	$53,161
The $15.3 million vesting of the stock-based awards is recorded in the additional-paid-in capital in the accompanying condensed consolidated statement of shareholders equity.

7. Derivatives and Hedging
As of September 30, 2022, the Company had outstanding foreign currency forward contracts designated as cash flow hedges with a total sell notional value of $370.3 million. The notional value represents the amount that will be sold upon maturity of the forward contract. As of September 30, 2022, these contracts had maturities of up to 9 months.
Gains and losses associated with these foreign currency forward contracts were as follows:

	Condensed Consolidated Statement of Operations and Statement of Comprehensive Loss	Three Months Ended September 30,		Nine Months Ended September 30,
		2022	2021	2022	2021
		(In thousands)
Losses recognized in OCI	Net change in market value of effective foreign currency forward exchange contracts	$19,196	$161	$34,154	$3,069
Losses recognized in income due to instruments maturing	Cost of revenue	$16,357	$2,464	$25,520	$2,931
The Company is subject to master netting agreements with certain counterparties of the foreign exchange contracts, under which it is permitted to net settle transactions of the same currency with a single net amount payable by one party to the other. It is the Company’s policy to present the derivatives at gross in its condensed consolidated balance sheets. The Company’s foreign currency forward contracts are not subject to any credit contingent features or collateral requirements. The Company manages its exposure to counterparty risk by entering into contracts with a diversified group of major financial institutions and by actively monitoring its outstanding positions. As of September 30, 2022, the Company did not have any offsetting arrangements.
8. Equity Method Investment

In 2022, the Company acquired 44.55% equity interests in Syniverse Corporation (“Syniverse”) for $750.0 million in cash. The Company determined that it does not have a controlling financial interest in Syniverse but does exercise significant influence and therefore, the investment was accounted for under the equity method. The Company estimated that on the investment closing date there was a preliminary excess investment basis of $530.7 million related to its proportionate share of the identifiable intangible assets and $41.3 million related to the associated deferred tax liability. The equity method goodwill was estimated at $623.8 million.

The preliminary estimated fair value of the intangible assets was determined by the Company. The Company engaged a third‑party expert to assist with the valuation analysis. While the Company used its best estimates and assumptions as part of this valuation process to determine the fair values of the investee’s assets and liabilities, these estimates are inherently uncertain and subject to refinement. The authoritative guidance allows a measurement period of up to one year from the date of investment to make adjustments to these preliminary allocations.

The following table presents the preliminary estimated basis differences attributable to the identifiable assets and their respective useful lives:

	Total	Estimated life
	(In thousands)	(In years)
Developed technology	$62,767	6
Customer relationships	439,152	9
Trademarks	28,822	Indefinite
Total basis difference attributable to the identifiable intangible assets	$530,741

The Company has elected to report its portion of equity method investee’s results of operations and other comprehensive income on a 90-day lag. Accordingly, in the three and nine months ended September 30, 2022, the Company recorded $13.4 million in its accompanying condensed consolidated statements of operations. The adjustment consisted of the Company’s proportionate share of the investee’s net operating results and the amortization of the basis difference for the period from the transaction closing date of May 13, 2022, through June 30, 2022. The Company also recorded $4.2 million of its proportionate share of the investee’s other comprehensive loss in the accompanying condensed consolidated statement of other comprehensive loss for the same period.

In conjunction with this investment, the Company and Syniverse entered into a wholesale agreement, pursuant to which Syniverse will process, route and deliver application-to-person messages originating and/or terminating between the Company’s customers and mobile network operators. The value of the transactions that occurred between the Company and Syniverse were $32.1 million for the three months ended September 30, 2022, and $54.1 million for the period from the investment closing date on May 13, 2022, through September 30, 2022. These transactions were recorded as cost of revenue in the accompanying condensed consolidated statements of operations.
9. Goodwill and Intangible Assets
Goodwill
The goodwill balance as of September 30, 2022 and December 31, 2021 was as follows:

Total
(In thousands)
Balance as of December 31, 2021	$5,263,166
Goodwill additions and adjustments	21,450
Balance as of September 30, 2022	$5,284,616
Intangible assets
Intangible assets consisted of the following:

	As of September 30, 2022
	Gross	Accumulated Amortization	Net
Amortizable intangible assets:	(In thousands)
Developed technology	$795,836	$(308,175)	$487,661
Customer relationships	538,607	(185,310)	353,297
Supplier relationships	57,019	(17,225)	39,794
Trade names	30,393	(18,587)	11,806
Order backlog	10,000	(10,000)	—
Patent	4,028	(654)	3,374
Total amortizable intangible assets	1,435,883	(539,951)	895,932
Non-amortizable intangible assets:
Telecommunication licenses	4,920	—	4,920
Trademarks and other	303	—	303
Total	$1,441,106	$(539,951)	$901,155

	As of December 31, 2021
	Gross	Accumulated Amortization	Net
Amortizable intangible assets:	(In thousands)
Developed technology	$794,831	$(222,765)	$572,066
Customer relationships	538,264	(128,035)	410,229
Supplier relationships	51,671	(9,491)	42,180
Trade names	30,669	(13,874)	16,795
Order backlog	10,000	(10,000)	—
Patent	4,035	(508)	3,527
Total amortizable intangible assets	1,429,470	(384,673)	1,044,797
Non-amortizable intangible assets:
Telecommunication licenses	4,920	—	4,920
Trademarks and other	295	—	295
Total	$1,434,685	$(384,673)	$1,050,012
Amortization expense was $51.7 million and $55.7 million for the three months ended September 30, 2022 and 2021, respectively, and $155.4 million and $146.3 million for the nine months ended September 30, 2022 and 2021, respectively.
Total estimated future amortization expense is as follows:

As of September 30, 2022
Year Ended December 31,	(In thousands)
2022 (remaining three months)	$50,866
2023	202,792
2024	197,357
2025	193,783
2026	120,288
Thereafter	130,846
Total	$895,932

10. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

	As of September 30, 2022	As of December 31, 2021
	(In thousands)
Accrued payroll and related	$76,415	$78,780
Accrued bonus and commission	32,388	64,665
Accrued cost of revenue	176,946	118,004
Sales and other taxes payable	86,019	61,975
ESPP contributions	12,170	10,284
Derivative liability	33,860	220
Finance lease liability	12,141	12,370
Restructuring liability	53,161	—
Employee sabbatical benefit accrual	29,222	—
Accrued other expense	60,554	71,205
Total accrued expenses and other current liabilities	$572,876	$417,503

11. Long-Term Debt
Long-term debt, net, consisted of the following:

	As of September 30, 2022	As of December 31, 2021
	(In thousands)
2029 Senior Notes
Principal	$500,000	$500,000
Unamortized discount	(5,179)	(5,701)
Unamortized issuance costs	(1,172)	(1,286)
Net carrying amount	493,649	493,013
2031 Senior Notes
Principal	500,000	500,000
Unamortized discount	(5,434)	(5,832)
Unamortized issuance costs	(1,230)	(1,274)
Net carrying amount	493,336	492,894
Total long-term debt, net	$986,985	$985,907
As of September 30, 2022, the Company was in compliance with all of its financial covenants under the Indenture.
12. Revenue by Geographic Area
Revenue by geographic area is based on the IP address or the mailing address at the time of registration. The following table sets forth revenue by geographic area:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue by geographic area:	(In thousands)
United States	$650,531	$497,993	$1,837,325	$1,372,436
International	332,499	242,183	964,422	626,659
Total	$983,030	$740,176	$2,801,747	$1,999,095

Percentage of revenue by geographic area:
United States	66%	67%	66%	69%
International	34%	33%	34%	31%
As of September 30, 2022 and December 31, 2021, long-lived assets outside of the United States were $56.0 million and $41.0 million, respectively.
13. Commitments and Contingencies

(a)Lease and Other Commitments
The Company has entered into various non-cancelable operating lease agreements for its facilities. In the nine months ended September 30, 2022, the Company did not enter into any significant new lease agreements.
The Company has non-cancelable contractual commitments with its cloud infrastructure provider, network service providers and other vendors. In the three and nine months ended September 30, 2022, the Company entered into several such agreements with terms up to four years for a total purchase commitment of $127.1 million and $181.5 million, respectively.

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
The Company believes it has strong arguments against the assessments, but litigation is uncertain and there is no assurance that it will prevail in court. Should the Company lose on one or more of its arguments, it could incur additional losses associated with taxes, interest, and penalties that together, in aggregate, could be material. The Company regularly assesses the likelihood of adverse outcomes resulting from tax disputes such as this and examines all open years to determine the necessity and adequacy of any tax reserves. The Company’s tax reserves are further discussed in Note 13(d) of these condensed consolidated financial statements.
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
As of September 30, 2022 and December 31, 2021, no amounts were accrued related to any outstanding indemnification agreements.

(d)Other Taxes
The Company conducts operations in many tax jurisdictions within and outside the United States. In many of these jurisdictions, non-income-based taxes, such as sales, use, telecommunications and other local taxes are assessed on the Company’s operations. The Company carries reserves for certain of its non-income-based tax exposures in certain jurisdictions when it is both probable that a liability was incurred and the amount of the exposure could be reasonably estimated. These reserves are based on estimates which include several key assumptions including, but not limited to, the taxability of the Company’s services, the jurisdictions in which its management believes it had nexus and the sourcing of revenues to those jurisdictions.
The Company continues to remain in discussions with certain jurisdictions regarding its prior sales and other taxes that it may owe. In the event any of these jurisdictions disagree with management’s assumptions and analysis, the assessment of the Company’s tax exposure could differ materially from management’s current estimates. For example, as described in Note 13(b), the Company is currently involved in legal proceedings with the City and County of San Francisco challenging their assessment of the Company’s estimated tax liability for a specific period. The $38.8 million assessment of taxes, including interest and penalties, that the Company paid as required in 2020, net of the $11.5 million reserve the Company had accrued for the same period, was recorded as a deposit in other assets in the accompanying condensed consolidated balance sheets.
As of September 30, 2022, the liabilities recorded for the non-income-based taxes were $27.7 million for domestic jurisdictions and $21.6 million for jurisdictions outside of the United States. As of December 31, 2021, these liabilities were $25.4 million and $17.7 million, respectively.
14. Stockholders' Equity
Preferred Stock
As of September 30, 2022, and December 31, 2021, the Company had authorized 100,000,000 shares of preferred stock, par value $0.001, of which no shares were issued and outstanding.
Common Stock
As of September 30, 2022, and December 31, 2021, the Company had authorized 1,000,000,000 shares of Class A common stock and 100,000,000 shares of Class B common stock, each par value of $0.001 per share. As of September 30, 2022, 174,482,722 shares of Class A common stock and 9,817,605 shares of Class B common stock were issued and outstanding. As of December 31, 2021, 170,625,994 shares of Class A common stock and 9,842,105 shares of Class B common stock were issued and outstanding.
The Company had reserved shares of common stock for issuance as follows:

	As of September 30, 2022	As of December 31, 2021
Stock options issued and outstanding	2,488,072	3,351,313
Unvested restricted stock units issued and outstanding	14,970,869	6,475,700
Class A common stock reserved for Twilio.org	552,551	618,857
Stock-based awards available for grant under 2016 Plan	20,483,275	24,650,104
Stock-based awards available for grant under ESPP	7,924,609	6,382,830
Total	46,419,376	41,478,804

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
As of September 30, 2022, total unrecognized compensation cost related to all outstanding equity awards excluding the awards impacted by the Restructuring Plan described in Note 6 was as follows:

	Unrecognized Compensation Cost	Weighted-average remaining period
	(In thousands)	(In years)
Unvested stock options	$62,340	2.1
Unvested restricted stock units and awards	2,000,933	3.1
ESPP	1,469	0.1
Class A shares in escrow subject to future vesting	13,298	1.8
Total	$2,078,040
Stock-Based Compensation Expense
The Company recorded total stock-based compensation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In thousands)
Cost of revenue	$6,114	$3,720	$14,631	$9,461
Research and development	90,787	69,242	279,680	185,072
Sales and marketing	58,747	53,843	184,825	143,419
General and administrative	37,973	37,238	111,850	107,414
Restructuring costs	15,274	—	15,274	—
Total	$208,895	$164,043	$606,260	$445,366

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
The following table sets forth the calculation of basic and diluted net loss per share attributable to common stockholders during the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net loss attributable to common stockholders (in thousands)	$(482,327)	$(224,109)	$(1,026,723)	$(658,504)
Weighted-average shares used to compute net loss per share attributable to common stockholders, basic and diluted	183,692,564	177,231,285	182,319,735	172,605,371
Net loss per share attributable to common stockholders, basic and diluted	$(2.63)	$(1.26)	$(5.63)	$(3.82)
The following outstanding shares of common stock equivalents were excluded from the calculation of the diluted net loss per share attributable to common stockholders because their effect would have been anti-dilutive:

	As of September 30,
	2022	2021
Stock options issued and outstanding	2,488,072	4,510,986
Unvested restricted stock units issued and outstanding	14,970,869	6,467,518
Class A common stock reserved for Twilio.org	552,551	640,959
Class A common stock committed under ESPP	191,558	107,815
Class A common stock in escrow	31,503	75,612
Class A common stock in escrow and restricted stock awards subject to future vesting	56,237	342,784
Total	18,290,790	12,145,674
17. Income Taxes
The Company computes its provision for income taxes for interim periods by applying an estimated annual effective tax rate to anticipated annual pretax income or loss. The estimated annual effective tax rate is applied to the Company’s year to date income or loss, and is adjusted for discrete items recorded in the period. The primary difference between the Company’s effective tax rate and the federal statutory rate is the full valuation allowance the Company has established on its federal, state and foreign net operating losses and credits. The Company recorded an income tax provision of $3.6 million and $3.3 million for the three and nine months ended September 30, 2022, respectively, and an income tax benefit of $14.8 million and $12.7 million for the three and nine months ended September 30, 2021.
The provision for income taxes recorded in the three and nine months ended September 30, 2022 consists primarily of income taxes and withholding taxes in foreign jurisdictions in which the Company conducts business, partially offset by an income tax benefit from the reversal of U.S. deferred tax liabilities related to the acquired intangibles from business combinations. The benefit for income taxes recorded in the three and nine months ended September 30, 2021 consists primarily of an income tax benefit from the reversal of U.S. valuation allowance related to acquired intangibles from business combinations, partially offset with income taxes and withholding taxes in foreign jurisdictions in which the Company conducts business.
The Company is subject to taxation in the U.S. and various other state and foreign jurisdictions. Because the Company has net operating loss carryforwards for U.S. federal and state jurisdictions, the statute of limitations is open for all tax years.
A provision enacted as part of the 2017 Tax Cuts & Jobs Act requires companies to capitalize research and experimental expenditures for tax purposes in tax years beginning after December 31, 2021. The Company is currently assessing the impact of the provision, however a material impact to tax expense and cash taxes is not expected due to available net operating losses and tax credits.

The Inflation Reduction Act and CHIPS and Science Act were signed into law in August 2022. The Inflation Reduction Act introduced new provisions, including a 15 percent corporate alternative minimum tax for certain large corporations that have at least an average of $1 billion adjusted financial statement income over a consecutive three-tax-year period. The corporate minimum tax will be effective for tax years beginning after December 31, 2022. A material impact to tax expense and cash taxes is not expected.

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
We have achieved significant growth in recent periods. In the three months ended September 30, 2022 and 2021, our revenue was $983.0 million and $740.2 million, respectively, and our net loss was $482.3 million and $224.1 million, respectively. In the three months ended September 30, 2022 and 2021, our 10 largest Active Customer Accounts generated an aggregate of 13% and 11% of our total revenue, respectively.
Key Business Metrics

	Three Months Ended
	September 30,
	2022	2021
Number of Active Customer Accounts (as of end date of period) (1)	280,000	250,000
Total Revenue (in thousands) (2)	$983,030	$740,176
Total Revenue Growth Rate (2)	33%	65%
Dollar-Based Net Expansion Rate (3)	122%	131%
____________________
(1) Excludes customer accounts from Zipwhip.
(2) Includes revenue from Zipwhip, acquired July 14, 2021, and other smaller acquisitions made after July 1, 2021.
(3) Excludes the contributions from Zipwhip, acquired July 14, 2021, and other smaller acquisitions made after July 1, 2021.
Number of Active Customer Accounts. We believe that the number of Active Customer Accounts is an important indicator of the growth of our business, the market acceptance of our platform and future revenue trends. We define an “Active Customer Account” at the end of any period as an individual account, as identified by a unique account identifier, for which we have recognized at least $5 of revenue in the last month of the period. We believe that use of our platform by customers at or above the $5 per month threshold is a stronger indicator of potential future engagement than trial usage of our platform or usage at levels below $5 per month. In the three months ended September 30, 2022 and 2021, revenue from Active Customer Accounts represented over 99% of total revenue in each period. A single organization may constitute multiple unique Active Customer Accounts if it has multiple account identifiers, each of which is treated as a separate Active Customer Account.
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
Key Components of Statements of Operations
Revenue. We derive our revenue primarily from usage‑based fees earned primarily from customers using our communications products within our Channel APIs. These usage‑based products include offerings such as Programmable Messaging, Programmable Voice and others. Some examples of the usage‑based fees that we charge include fees related to the number of text messages sent or received using our Programmable Messaging products, minutes of call duration activity for our Programmable Voice products and the number of authentications for our Verify product. In the three months ended September 30, 2022 and 2021, we generated 73% and 72% of our revenue, respectively, from usage‑based fees. We also earn monthly flat fees from certain fee‑based products, such as our Email API and our software products, such as our cloud contact center platform Twilio Flex and our customer data platform Twilio Segment.
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
Our gross margin has been and will continue to be affected by a number of factors, including the timing and extent of our investments in our operations; our product mix; our ability to manage our network service provider and cloud infrastructure‑related fees, including A2P SMS fees; the mix of U.S. revenue compared to international revenue; changes in foreign exchange rates; the timing of amortization of capitalized software development costs and acquired intangibles; and the extent to which we periodically choose to increase prices to our customers.

Operating Expenses. The most significant components of operating expenses are personnel costs, which consist of salaries, benefits, sales commissions and bonuses and stock‑based compensation. We also incur other non‑personnel costs related to our general overhead expenses. We expect that our operating costs will increase in absolute dollars as we invest in our infrastructure to grow our business.
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
We are focusing our research and development investment in the highest impact product areas. We are investing strategically in alignment with our vision for the leading Customer Engagement Platform.
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
We focus our sales and marketing efforts on generating awareness of our company, platform and products, creating sales leads and establishing and promoting our brand, both domestically and internationally. We plan to continue investing in sales and marketing by supplementing our self‑service model with an enterprise sales approach, expanding our sales channels, driving our go‑to‑market strategies, building our brand awareness and sponsoring additional marketing events.
General and Administrative. General and administrative expenses consist primarily of personnel costs for our accounting, finance, legal, human resources and administrative support personnel. General and administrative expenses also include costs related to business acquisitions, legal and other professional services fees, certain taxes, depreciation and amortization, charitable contributions and an allocation of our general overhead expenses. We expect that we will incur costs associated with supporting the growth of our business and to meet the increased compliance requirements associated with our international expansion. We may also incur higher than usual losses related to deterioration of quality of certain financial assets caused by the macroeconomic conditions and uncertainty in the COVID-19 environment.
Restructuring Costs. Restructuring costs consist primarily of personnel costs, such as employee severance payments and certain facilitation costs, associated with our restructuring plan that is described in Note 6 to our consolidated condensed financial statements included elsewhere in this Quarterly Report on Form 10-Q. Restructuring costs also include stock-based compensation expense related to vesting of stock-based awards of the impacted employees.
Impairment of Long-Lived Assets. Impairment of long-lived assets consists primarily of impairment charges allocated to the carrying amount of certain ROU assets and the associated leasehold improvement and property and equipment when the carrying amounts exceed their respective fair values. The impairment changes are described in Note 5 to our consolidated condensed financial statements included elsewhere in this Quarterly Report on Form 10-Q.
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
Non‑GAAP Gross Profit and Non‑GAAP Gross Margin. For the periods presented, we define non‑GAAP gross profit and non‑GAAP gross margin as GAAP gross profit and GAAP gross margin, respectively, adjusted to exclude, as applicable, certain expenses as presented in the table below:

	Three Months Ended
	September 30,
	2022	2021
Reconciliation:	(In thousands)
Gross profit	$462,075	$364,615
GAAP gross margin	47%	49%
Non-GAAP adjustments:
Share-based compensation	6,114	3,720
Amortization of acquired intangibles	30,729	31,558
Taxes related to stock-based compensation	215	—
Non-GAAP gross profit	$499,133	$399,893
Non-GAAP gross margin	51%	54%
Non‑GAAP Operating Expenses. For the periods presented, we define non‑GAAP operating expenses (including categories of operating expenses) as GAAP operating expenses (and categories of operating expenses) adjusted to exclude, as applicable, certain expenses as presented in the table below:

	Three Months Ended
	September 30,
	2022	2021
Reconciliation:	(In thousands)
Operating expenses	$919,072	$596,960
Non-GAAP adjustments:
Share-based compensation	(187,507)	(160,323)
Amortization of acquired intangibles	(20,920)	(24,203)
Acquisition related expenses	(121)	(1,620)
Taxes related to stock-based compensation	(4,210)	(10,734)
Charitable contribution	(1,911)	(8,389)
Restructuring costs	(72,451)	—
Impairment of long-lived assets	(97,722)	—
Non-GAAP operating expenses	$534,230	$391,691

Non‑GAAP (Loss) Income from Operations and Non‑GAAP Operating Margin. For the periods presented, we define non‑GAAP (loss) income from operations and non‑GAAP operating margin as GAAP loss from operations and GAAP operating margin, respectively, adjusted to exclude, as applicable, certain expenses as presented in the table below:

	Three Months Ended
	September 30,
	2022	2021
Reconciliation:	(In thousands)
Loss from operations	$(456,997)	$(232,345)
Operating margin	(46)%	(31)%
Non-GAAP adjustments:
Share-based compensation	193,621	164,043
Amortization of acquired intangibles	51,649	55,761
Acquisition related expenses	121	1,620
Taxes related to stock-based compensation	4,425	10,734
Charitable contribution	1,911	8,389
Restructuring costs	72,451	—
Impairment of long-lived assets	97,722	—
Non-GAAP (loss) income from operations	$(35,097)	$8,202
Non-GAAP operating margin	(4)%	1%
Results of Operations
Our results of operations may be significantly affected by many factors, such as changes in global economic conditions and customer demand and spending, inflation, labor market constraints, uncertainty regarding the impacts of fluctuations in foreign exchange rates, world events, existing and new domestic and foreign laws and regulations, as well as those factors outlined in Part II, Item 1A, “Risk Factors.”
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
In September 2022, we announced our decision to commit to a Restructuring Plan that was designed to reduce operating costs, improve operating margins and shift our selling capacity to accelerate software sales. The Restructuring Plan includes elimination of approximately 11% of our workforce. We recorded an aggregate restructuring charge of $72.5 million in the third quarter of 2022 and expect to record additional charges of approximately $10.0 million to $15.0 million until all activities under our Restructuring Plan are completed. Refer to Note 6 of our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further details on this event.
In May 2022, we announced our decision to become a remote-first company, whereby employees would have the flexibility to work remotely on a permanent basis. As part of our new operating strategy, in the third quarter, we permanently closed several of our office locations which resulted in an impairment of several long-lived assets, including our operating leases, leasehold improvement and property and equipment. We recorded a total impairment charge of $97.7 million in the third quarter of 2022 and expect to record an estimated additional charge of approximately $5.0 million to $10.0 million in the first quarter of 2023.
In May 2022, we acquired a 44.55% equity interest in Syniverse Corporation (“Syniverse”) for $750.0 million in cash. In the three months ended September 30, 2022, we recorded $13.4 million of our proportionate share of Syniverse’s net loss and the amortization of the excess investment basis, as well as $4.2 million of our proportionate share of Syniverse’s other comprehensive loss into our unaudited condensed consolidated statements of operations and comprehensive loss, respectively, included elsewhere in this Quarterly report on Form 10-Q. For further description of this transaction, refer to Notes 2 and 8 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q

In July 2022, we adopted a new sabbatical program for our tenured employees, whereby every three years employees may apply for a paid sabbatical leave of four consecutive weeks. Employees who had already accumulated more than three years of tenure with us as of the program’s effective date on July 1, 2022, became immediately eligible for their sabbatical leaves. As of September 30, 2022, we recorded a $29.2 million liability related to the adoption and subsequent activity under this program. In the quarters subsequent to the adoption, we do not expect the impact from this program to be significant to our results of operations.
We continue to execute against our two primary priorities of accelerating software sales and delivering non-GAAP operating profit starting in 2023. To this end, our hiring efforts are focused on areas that we believe will unlock significant value and present strong opportunities for continued growth, such as Twilio Segment, Twilio Engage and Twilio Flex, and we have frozen the vast majority of new hires and backfills outside of these areas. We are also shifting more of our selling capacity to software, while looking to leverage more of our self-service capability for customers that don't need direct account coverage.
We continue to see strong demand for our portfolio of products that make up our customer engagement platform and overall our business has remained resilient. However, we have seen a more pronounced impact to our business from macro-economics factors than we have in prior quarters. We generate a portion of our revenue from certain sectors of the economy that have experienced recent softness due to macro-economic headwinds, including cryptocurrencies, consumer on-demand, retail, e-commerce, and social media, we are starting to see some instances of delays in purchasing decisions and longer sales cycles.
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Condensed Consolidated Statements of Operations Data:	(In thousands, except share and per share amounts)
Revenue	$983,030	$740,176	$2,801,747	$1,999,095
Cost of revenue (1) (2)	520,955	375,561	1,469,312	1,004,929
Gross profit	462,075	364,615	1,332,435	994,166
Operating expenses:
Research and development (1) (2)	284,735	209,890	804,987	565,970
Sales and marketing (1) (2)	328,833	264,548	951,697	713,196
General and administrative (1) (2)	135,331	122,522	392,319	346,958
Restructuring costs (1)	72,451	—	72,451	—
Impairment of long-lived assets	97,722	—	97,722	—
Total operating expenses	919,072	596,960	2,319,176	1,626,124
Loss from operations	(456,997)	(232,345)	(986,741)	(631,958)
Other expenses, net:
Share of losses from equity method investment	(13,376)	—	(13,376)	—
Other, net	(8,374)	(6,613)	(23,290)	(39,219)
Total other expenses, net	(21,750)	(6,613)	(36,666)	(39,219)
Loss before (provision for) benefit from income taxes	(478,747)	(238,958)	(1,023,407)	(671,177)
(Provision for) benefit from income taxes	(3,580)	14,849	(3,316)	12,673
Net loss attributable to common stockholders	$(482,327)	$(224,109)	$(1,026,723)	$(658,504)
Net loss per share attributable to common stockholders, basic and diluted	$(2.63)	$(1.26)	$(5.63)	$(3.82)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	183,692,564	177,231,285	182,319,735	172,605,371

__________________________________
(1) Includes stock-based compensation expense as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
	(In thousands)
Cost of revenue	$6,114	$3,720	$14,631	$9,461
Research and development	90,787	69,242	279,680	185,072
Sales and marketing	58,747	53,843	184,825	143,419
General and administrative	37,973	37,238	111,850	107,414
Restructuring costs	15,274	—	15,274	—
Total	$208,895	$164,043	$606,260	$445,366
____________________________________
(2) Includes amortization of acquired intangibles as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
	(In thousands)
Cost of revenue	$30,729	$31,558	$92,601	$84,104
Research and development	420	462	1,260	840
Sales and marketing	20,500	23,741	61,412	61,197
General and administrative	—	—	7	125
Total	$51,649	$55,761	$155,280	$146,266

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Consolidated Statements of Operations, as a percentage of revenue: **
Revenue	100%	100%	100%	100%
Cost of revenue	53	51	52	50
Gross profit	47	49	48	50
Operating expenses:
Research and development	29	28	29	28
Sales and marketing	33	36	34	36
General and administrative	14	17	14	17
Restructuring costs	7	—	3	—
Impairment of long-lived assets	10	—	3	—
Total operating expenses	93	81	83	81
Loss from operations	(46)	(31)	(35)	(32)
Other expenses, net
Share of losses from equity method investment	(1)	—	*	—
Other, net	(1)	(1)	(1)	(2)
Total other expenses, net	(2)	(1)	(1)	(2)
Loss before (provision for) benefit from income taxes	(49)	(32)	(37)	(34)
(Provision for) benefit from income taxes	*	2	*	1
Net loss attributable to common stockholders	(49%)	(30%)	(37%)	(33%)

____________________________________
* Less than 0.5% of revenue.
** Columns may not add up to 100% due to rounding.

Comparison of the Three Months Ended September 30, 2022 and 2021
Revenue

	Three Months Ended
	September 30,
	2022	2021	Change
	(Dollars in thousands)
Total Revenue	$983,030	$740,176	$242,854	33%
In the three months ended September 30, 2022, total revenue increased by $242.9 million, or 33%, compared to the same period last year. This increase was primarily attributable to an increase in the usage of our products, particularly our Programmable Messaging, Programmable Voice, Email, Segment and Flex; the adoption of additional products by our existing customers; and revenue contributions from our acquisition of Zipwhip and other businesses. The change in usage from our existing customers was reflected in our Dollar‑Based Net Expansion Rate of 122% for the three months ended September 30, 2022. The increase in usage was also attributable to a 12% increase in the number of Active Customer Accounts, from over 250,000 as of September 30, 2021, to over 280,000 as of September 30, 2022.
In the three months ended September 30, 2022, U.S. revenue and international revenue represented $650.5 million or 66%, and $332.5 million, or 34%, respectively, of total revenue. In the three months ended September 30, 2021, U.S. revenue and international revenue represented $498.0 million, or 67%, and $242.2 million, or 33%, respectively, of total revenue. The increase in international revenue was attributable to the growth in usage of our products, particularly our Programmable Messaging products, by our existing international customers; an 11% increase in the number of international Active Customer Accounts driven in part by our focus on expanding our sales to customers outside of the United States; and revenue contribution from our recent acquisitions.
Cost of Revenue and Gross Margin

	Three Months Ended
	September 30,
	2022	2021	Change
	(Dollars in thousands)
Cost of revenue	$520,955	$375,561	$145,394	39%
Gross margin	47%	49%
In the three months ended September 30, 2022, cost of revenue increased by $145.4 million, or 39%, compared to the same period last year. The increase in cost of revenue was primarily attributable to a $111.8 million increase in network service providers’ costs, which included the additional A2P fees imposed by certain carriers, and a $9.6 million increase in cloud infrastructure fees, all to support the growth in usage of our products.
In the three months ended September 30, 2022, the gross margin percentage declined compared to the same period last year. This decline was primarily driven by continued strong growth of our lower margin international messaging business. These declines were partially offset by certain operational improvements.

Operating Expenses

	Three Months Ended
	September 30,
	2022	2021	Change
	(Dollars in thousands)
Research and development	$284,735	$209,890	$74,845	36%
Sales and marketing	328,833	264,548	64,285	24%
General and administrative	135,331	122,522	12,809	10%
Restructuring costs	72,451	—	72,451	100%
Impairment of long-lived assets	97,722	—	97,722	100%
Total operating expenses	$919,072	$596,960	$322,112	54%
In the three months ended September 30, 2022, research and development expenses increased by $74.8 million, or 36%, compared to the same period last year. The increase was primarily attributable to a $70.1 million increase in personnel costs, largely as a result of a 32% average increase in our research and development headcount, excluding the impact of our Restructuring Plan, as we continued to focus on enhancing our Twilio Segment and Flex products and strengthening our platform infrastructure.
In the three months ended September 30, 2022, sales and marketing expenses increased by $64.3 million, or 24%, compared to the same period last year. The increase was primarily attributable to a $58.5 million increase in personnel costs, largely as a result of a 27% average increase in sales and marketing headcount, excluding the impact of our Restructuring Plan, as we continued to expand our sales efforts globally.
In the three months ended September 30, 2022, general and administrative expenses increased by $12.8 million, or 10%, compared to the same period last year. The increase was primarily attributable to a $7.0 million increase in personnel costs, largely as a result of a 17% average increase in general and administrative headcount, excluding the impact of our Restructuring Plan, to support the growth of our business globally. The increase was also attributable to a $9.3 million increase in our bad debt expense and a $1.6 million increase in software subscription expense driven by the increased headcount. These increases were partially offset by a $6.5 million decrease in charitable contribution expense that we made through Twilio.org.
In the three months ended September 30, 2022, we incurred $72.5 million in restructuring costs as a result of our Restructuring Plan approved by the compensation and talent management committee of our board of directors during the third quarter of 2022. For further detail refer to Note 6 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
In the three months ended September 30, 2022, we incurred $97.7 million in impairment charges related to our operating lease assets and other long-lived assets. The impairment charges were triggered by our remote-first operating strategy as a result of which we permanently closed several office locations during the third quarter of 2022. For further detail refer to Note 5 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Comparison of the Nine Months Ended September 30, 2022 and 2021
Revenue

	Nine Months Ended
	September 30,
	2022	2021	Change
	(Dollars in thousands)
Total Revenue	$2,801,747	$1,999,095	$802,652	40%
In the nine months ended September 30, 2022, total revenue increased by $802.7 million, or 40%, compared to the same period last year. This increase was primarily attributable to an increase in the usage of our products, particularly our Programmable Messaging, Programmable Voice, Email, Segment and Flex; the adoption of additional products by our existing customers; the additional A2P fees imposed by certain carriers; and revenue contributions from our acquisition of Zipwhip and other businesses. The change in usage from our existing customers was reflected in our Dollar‑Based Net Expansion Rate of 124% for the nine months ended September 30, 2022. The increase in usage was also attributable to a 12% increase in the number of Active Customer Accounts, from over 250,000 as of September 30, 2021, to over 280,000 as of September 30, 2022.
In the nine months ended September 30, 2022, U.S. revenue and international revenue represented $1.8 billion or 66%, and $964.4 million, or 34%, respectively, of total revenue. In the nine months ended September 30, 2021, U.S. revenue and international revenue represented $1.4 billion, or 69%, and $626.7 million, or 31%, respectively, of total revenue. The increase in international revenue was attributable to the growth in usage of our products, particularly our Programmable Messaging products, by our existing international customers; a 11% increase in the number of international Active Customer Accounts driven in part by our focus on expanding our sales to customers outside of the United States; and revenue contribution from our recent acquisitions.
Cost of Revenue and Gross Margin

	Nine Months Ended
	September 30,
	2022	2021	Change
	(Dollars in thousands)
Cost of revenue	$1,469,312	$1,004,929	$464,383	46%
Gross margin	48%	50%
In the nine months ended September 30, 2022, cost of revenue increased by $464.4 million, or 46%, compared to the same period last year. The increase in cost of revenue was primarily attributable to a $377.3 million increase in network service providers’ costs, which included the additional A2P fees imposed by certain carriers, a $27.2 million increase in cloud infrastructure fees, all to support the growth in usage of our products, and an $8.5 million increase in amortization expense related to our acquired intangible assets.
In the nine months ended September 30, 2022, the gross margin percentage declined compared to the same period last year. This decline was primarily driven by continued strong growth of our lower margin international messaging business and the additional A2P fees imposed by certain carriers, which we pass to our customers at cost, and an increase in amortization expense related to our acquired intangible assets. These declines were partially offset by certain operational improvements.

Operating Expenses

	Nine Months Ended
	September 30,
	2022	2021	Change
	(Dollars in thousands)
Research and development	$804,987	$565,970	$239,017	42%
Sales and marketing	951,697	713,196	238,501	33%
General and administrative	392,319	346,958	45,361	13%
Restructuring costs	72,451	—	72,451	100%
Impairment of long-lived assets	97,722	—	97,722	100%
Total operating expenses	$2,319,176	$1,626,124	$693,052	43%
In the nine months ended September 30, 2022, research and development expenses increased by $239.0 million, or 42%, compared to the same period last year. The increase was primarily attributable to a $223.9 million increase in personnel costs, largely as a result of a 42% average increase in our research and development headcount, excluding the impact of our Restructuring Plan, as we continued to focus on enhancing our Twilio Segment and Flex products and strengthening our platform infrastructure.
In the nine months ended September 30, 2022, sales and marketing expenses increased by $238.5 million, or 33%, compared to the same period last year. The increase was primarily attributable to a $196.0 million increase in personnel costs, largely as a result of a 41% average increase in sales and marketing headcount, excluding the impact of our Restructuring Plan, as we continued to expand our sales efforts globally, and a $14.2 million increase in advertising expenses.
In the nine months ended September 30, 2022, general and administrative expenses increased by $45.4 million, or 13%, compared to the same period last year. The increase was primarily attributable to a $38.9 million increase in personnel costs, as a result of a 33% average increase in general and administrative headcount, excluding the impact of our Restructuring Plan. Additionally, the increase was attributable to a $10.7 million increase in bad debt expense and a $6.4 million increase in professional services fees. The increase was partially offset by a $16.1 million decrease in charitable contributions that we made through Twilio.org.
In the nine months ended September 30, 2022, we incurred $72.5 million and $97.7 million of restructuring costs and impairment of long-lived assets, respectively. For further detail refer to the analysis provided in the Comparison of the Three Months Ended September 30, 2022 and 2021.
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
Our primary uses of cash include operating costs, such as personnel-related costs, network service provider costs, cloud infrastructure costs, facility-related spending, as well as acquisitions and investments. Our principal contractual and other commitments consist of obligations under our 2029 Notes and 2031 Notes, our operating leases for office space and contractual commitments to our cloud infrastructure and network service providers. Refer to Note 11 and Note 13(a) to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for detailed discussions of our obligations and commitments related to debt and other purchase obligations.
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
Cash Flows
The following table summarizes our cash flows:

	Nine Months Ended
	September 30,
	2022	2021
	(In thousands)
Cash used in operating activities	$(195,913)	$(19,949)
Cash used in investing activities	(682,153)	(2,451,736)
Cash provided by financing activities	33,252	3,039,300
Effect of exchange rate changes on cash, cash equivalents and restricted cash	146	(157)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(844,668)	$567,458
Cash Flows from Operating Activities
In the nine months ended September 30, 2022, cash used in operating activities consisted primarily of our net loss of $1.0 billion adjusted for non-cash items, including $606.3 million of stock-based compensation expense reflecting the impact of our Restructuring Plan, $207.9 million of depreciation and amortization expense, $100.7 million of impairment of operating lease assets and other long-lived assets, $38.7 million of non-cash reduction in our operating right-of-use asset, $41.3 million amortization of deferred commissions, $27.9 million of net amortization of investment premium and discount, and $235.8 million of cumulative changes in operating assets and liabilities. With respect to changes in operating assets and liabilities, accounts receivable and prepaid expenses increased $202.4 million primarily due to revenue growth, timing of cash receipts and pre-payments of our cloud infrastructure fees and certain operating expenses. Accounts payable and other current liabilities increased $134.0 million primarily due to increases in transaction volumes, the impacts from our Restructuring Plan and the new sabbatical employee benefit introduced by us effective in the current quarter. Operating lease liabilities decreased $42.2 million due to payments made against our operating lease obligations. Other long-term assets increased $111.7 million primarily due to an increase in the sales commissions balances related to the growth of our business. The impairment of operating lease assets and other long lived assets and the details of the Restructuring Plan are described further in Note 5 and Note 6, respectively, to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
In the nine months ended September 30, 2021, cash used in operating activities consisted primarily of our net loss of $658.5 million adjusted for non-cash items, including $445.4 million of stock-based compensation expense, $189.7 million of depreciation and amortization expense, $24.9 million of net amortization of investment premium and discount; $24.6 million of donated common stock, $29.0 million loss on extinguishment of our convertible notes, $36.2 million of non-cash reduction to our operating right-of-use asset, $20.8 million amortization of deferred commissions, and $141.8 million of cumulative changes in operating assets and liabilities. With respect to changes in operating assets and liabilities, accounts receivable and prepaid expenses increased $141.1 million primarily due to the timing of cash receipts from certain of our larger customers, pre-payments of our cloud infrastructure fees and certain operating expenses. Accounts payable and other current liabilities increased $76.1 million primarily due to increases in transaction volumes. Operating lease liabilities decreased $36.3 million due to payments made against our operating lease obligations. Other long-term assets increased $66.5 million primarily due to an increase in the sales commissions balances related to the growth of our business.

Cash Flows from Investing Activities
In the nine months ended September 30, 2022, cash used in investing activities was $682.2 million primarily consisting of $584.8 million of purchases of marketable securities and other investments, net of maturities and sales; $32.9 million of net cash paid to acquire other businesses, $35.9 million related to capitalized software development costs and $28.6 million related to purchases of long-lived assets.
In the nine months ended September 30, 2021, cash used in investing activities was $2.5 billion primarily consisting of $1.9 billion of purchases of marketable securities and other investments, net of maturities and sales, $490.9 million of net cash paid to acquire other businesses, $35.9 million related to capitalized software development costs and $33.6 million related to purchases of long-lived assets.
Cash Flows from Financing Activities
In the nine months ended September 30, 2022, cash provided by financing activities was $33.3 million primarily consisting of $43.8 million in proceeds from stock options exercised by our employees and shares issued under our employee stock purchase plan, offset by $9.4 million in principal payments on debt and finance leases.
In the nine months ended September 30, 2021, cash provided by financing activities was $3.0 billion primarily consisting of $1.8 billion in net proceeds from our public equity offering, $984.7 million in net proceeds from the issuance of our 2029 Notes and 2031 Notes, $228.4 million in net proceeds from the settlement of the capped call transactions related to our convertible notes fully redeemed in the second quarter of 2021, and $71.6 million in proceeds from stock options exercised by our employees and shares issued under our employee stock purchase plan. This was offset by $4.9 million in principal payments made on finance leases and $6.6 million related to the value of equity awards withheld to settle tax liabilities.

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
Available Information
Our filings are available to be viewed and downloaded free of charge through our investor relations website after we file them with the Securities and Exchange Commission (“SEC”). Our filings include our Annual Report on Form 10-K, as amended, Quarterly Reports on Form 10-Q, our Proxy Statement for our annual meeting of stockholders, Current Reports on Form 8-K and other filings with the SEC. Our investor relations website is located at http://investors.twilio.com. The SEC also maintains a website that contains periodic and current reports, proxy statements and other information about issuers, like us, that file electronically with the SEC. The address of that website is www.sec.gov.
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
Interest Rate Risk
We had cash, cash equivalents and restricted cash of $632.8 million and marketable securities of $3.6 billion as of September 30, 2022. Cash, cash equivalents and restricted cash consist of bank deposits, money market funds, reverse repurchase agreements and commercial paper. Marketable securities consist primarily of U.S. treasury securities, non-U.S. government securities and high credit quality corporate debt securities. The cash and cash equivalents and marketable securities are held for working capital purposes. Such interest‑earning instruments carry a degree of interest rate risk. To date, fluctuations in interest income have not been significant. The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. In March 2021, we issued $1.0 billion aggregate principal amount of our 2029 Notes and 2031 Notes carrying fixed interest rates of 3.625% and 3.875%, respectively. Due to the short‑term nature of our investments and fixed rate nature of our debt, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. A hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q..

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
Our subsidiaries remeasure monetary assets and liabilities at period-end exchange rates, while non-monetary items are remeasured at historical rates. Revenue and expense accounts are remeasured at the average exchange rate in effect during the month in which a transaction occurs. If there is a change in foreign currency exchange rates, the conversion of our foreign subsidiaries’ financial statements into U.S. dollars would result in a realized gain or loss which is recorded in our unaudited condensed consolidated statements of operations included elsewhere in this Quarterly Report on Form 10-Q..
We enter into foreign currency derivative hedging transactions to mitigate our exposure to market risks that may result from changes in foreign currency exchange rates. For further information, refer to Note 7 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
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
Based on this evaluation, our Chief Executive Officer and our Principal Financial Officer concluded that, as of September 30, 2022, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
(b)    Changes in Internal Control
There were no changes in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15 (d) and 15d-15 (d) of the Exchange Act that occurred during the three months ended September 30, 2022, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A. Risk Factors
A description of the risks and uncertainties associated with our business is set forth below. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Quarterly Report on Form 10-Q, including Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. The risks and uncertainties described below may not be the only ones we face. If any of the risks actually occur, our business, financial condition, results of operations and prospects could be materially and adversely affected. In that event, the market price of our Class A common stock could decline.
Risks Related to Our Business and Our Industry
Macroeconomic uncertainties and the COVID-19 pandemic have in the past and may continue to adversely impact our business, results of operations and financial condition.

Global economic and business activities continue to face widespread macroeconomic uncertainties, including labor shortages and supply chain disruptions, inflation and monetary supply shifts, as well as recession risks, which may continue for an extended period, and which could result in decreased business spending by our customers and prospective customers and business partners and third-party business partners, reduced demand for our solutions, lower renewal rates by our customers, longer or delayed sales cycles, including customers and prospective customers delaying contract signing or contract renewals, or reducing budgets or minimum commitments related to the product and services that we offer, all of which could have an adverse impact on our business operations and financial condition. Specifically, we often enter into annual or multi-year, minimum commitment arrangements with our customers. Certain industries may be more negatively impacted by adverse macroeconomic conditions, like retail, consumer packaged goods, direct-to-consumer and other industries dependent on consumer spending, and the concentration of our customer base within these industries could exacerbate the impacts of a global recession or market uncertainties on our business. Relatedly, given that a majority of our revenue is usage-based, our business may be more severely impacted by macroeconomic conditions than those that rely more primarily on SaaS subscription revenue. Additionally, we generate a portion of our revenue from small and medium-sized businesses, which may be affected by economic downturns and other adverse macroeconomic conditions to a greater extent than larger enterprises, as they typically have more limited financial resources and capital borrowing capacity. Furthermore, we generate a portion of our revenue from certain sectors of the economy that have experienced recent softness, including cryptocurrencies, consumer on-demand, social media, retail and e-commerce, and we have also seen some instances of longer sales cycles more generally. Additionally, if customers fail to pay us or reduce their spending with us, we may be adversely affected by an inability to collect amounts due, the cost of enforcing the terms of our contracts, including litigation, or a reduction in revenue.

Additionally, the global COVID-19 pandemic has disrupted, and may continue to disrupt, our day-to-day operations and the operations of our customers, partners and service providers. The continued uncertainty regarding the trajectory of the pandemic and its impact on the global economy may result in differing levels of demand for our products as the priorities, resources, financial conditions and economic outlook of our customers, partners and service providers change, which could adversely affect or increase the volatility of our financial results. Certain industries were initially more negatively impacted by COVID-19, while others were positively impacted. It has been and may continue to be more difficult for us to forecast usage levels and predict revenue trends for the more adversely impacted industries. Any prolonged contractions in industries historically impacted by COVID-19, along with any effects on supply chain or on other industries in which our customers, partners and service providers operate, could adversely impact our business, results of operations and financial condition. The continuing pandemic could also result in constrained supply or reduced customer demand and willingness to enter into or renew contracts with us, any of which could adversely impact our business, results of operations and overall financial performance in future periods. While we have developed and continue to develop plans to help mitigate the potential negative impact of the pandemic on our business, these efforts may not be effective, and a protracted economic downturn, including due to factors such as labor shortages, supply chain disruptions and inflation, may limit the effectiveness of our mitigation efforts.
To the extent that macroeconomic uncertainties and the COVID-19 pandemic continue to harm our business, results of operations and financial condition, many of the other risks described in this “Risk Factors” section will be exacerbated.

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
•our ability to attract and retain qualified employees and key personnel, including due to, but not limited to, the potential adverse effects related to our recent restructuring plan (the “Restructuring Plan”) and the actual or perceived declining value of our equity awards;
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
Additionally, public health epidemics or pandemics and geopolitical events such as the COVID-19 pandemic and the war in Ukraine, as well as certain large-scale events, such as major elections and sporting events, can significantly impact usage levels on our platform, which has, and could in the future, cause fluctuations in our results of operations. We expect that significantly increased usage of all communications platforms, including ours, during certain seasonal and one-time events could impact delivery and quality of our products during those events. We also tend to experience increased expenses in connection with the hosting of SIGNAL, which we plan to continue to host annually. Such annual and one-time events may cause fluctuations in our results of operations and may impact both our revenue and operating expenses.
Actions that we are taking to restructure our business in alignment with our strategic priorities may not be as effective as anticipated.
During the third quarter of fiscal year 2022, we commenced the Restructuring Plan designed to reduce operating costs, improve operating margins, and shift our selling capacity to accelerate software sales. We may encounter challenges in the execution of these efforts, and these challenges could impact our financial results.

Although we believe that the Restructuring Plan will reduce operating costs, improve operating margins and accelerate software sales, we cannot guarantee that the Restructuring Plan will achieve or sustain the targeted benefits, or that the benefits, even if achieved, will be adequate to meet our long-term profitability and operational expectations. As a result of these actions, we may incur additional costs in the short term including cash expenditures for employee transition, notice period and severance payments, employee benefits, and related facilitation costs as well as non-cash expenditures related to vesting of share-based awards that could have the effect of reducing our operating margins. Additional risks associated with the continuing impact of the Restructuring Plan include employee attrition beyond our intended reduction in force, which may also be further exacerbated by the actual or perceived declining value of our equity awards, and adverse effects on employee morale, diversion of management attention, adverse effects to our reputation as an employer, which could make it more difficult for us to hire new employees in the future, and potential failure or delays to meet operational and growth targets due to the loss of qualified employees. If we do not realize the expected benefits or synergies of our restructuring efforts, our business, results of operations and financial condition could be adversely affected.
We have experienced rapid growth and expect our growth to continue, and if we fail to effectively manage our growth, then our business, results of operations and financial condition could be adversely affected.
We have experienced substantial growth in our business since inception. For example, our headcount has grown from 7,381 employees on September 30, 2021 to 8,992 employees on September 30, 2022, prior to the impact of our Restructuring Plan. We have moved to a virtual on-boarding process since the imposition of COVID-19 restrictions on certain business activities. In addition, we have expanded our international operations. Our international headcount grew from 2,701 employees as of September 30, 2021 to 3,644 employees as of September 30, 2022, prior to the impact of our Restructuring Plan. We have also experienced significant growth in the number of customers, usage and amount of data that our platform and associated infrastructure support. This growth has placed and may continue to place significant demands on our corporate culture, operational infrastructure and management, particularly in light of virtual on-boarding.

We believe that our corporate culture has been a critical component of our success. We have invested substantial time and resources in building our team and nurturing our culture. In addition, the COVID-19 pandemic may have long-term effects on the nature of the office environment and remote working. Our employees have generally continued to work from home as we reopened our offices, and we have announced that Twilio is a remote-first company, under which most employees have a choice about where and how they work with certain constraints to ensure compliance with local law. We face uncertainty as to whether remote-first, and any adjustments we may make to this model, will meet the needs and expectations of our workforce or have an adverse effect on workforce engagement, productivity and retention. In addition, the Restructuring Plan and the actual or perceived declining value of our equity awards may have adverse consequences on our corporate culture which may result in attrition beyond our planned reduction in workforce, decrease employee morale or further impact our ability to retain highly skilled employees. Any failure to preserve the key aspects of our culture as we manage our anticipated growth and organizational changes could hurt our chance for future success, including our ability to recruit and retain employees, and effectively focus on and pursue our corporate objectives. In addition, our remote-first approach may impose additional risks to our business, including unauthorized access to or dissemination of sensitive, proprietary or confidential information. This, in turn, could adversely affect our business, results of operations and financial condition.
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
Our future success depends, in part, on our ability to continue to attract and retain highly skilled employees. We believe that there is, and will continue to be, intense competition for highly skilled management, technical, sales and other employees with experience in our industry. In addition, we have experienced and may continue to experience employee turnover as a result of the ongoing “great resignation” occurring throughout the U.S. economy. New employees require training, take time before they achieve full productivity, and may not become as productive as we expect, and we may be unable to hire or retain sufficient numbers of qualified individuals. Additionally, we have focused our hiring efforts on areas such as Segment, Engage and Flex, and we’ve frozen the vast majority of new hires and backfills outside of these core areas. In addition, our remote-first approach to work may not meet the expectations of our workforce. Further, labor is subject to external factors that are beyond our control, including our industry’s highly competitive market for skilled workers and leaders, cost inflation, the COVID-19 pandemic and workforce participation rates. We must provide competitive compensation packages and a high-quality work environment to hire, retain and motivate employees. Volatility in, or the actual or perceived lack of performance of, our stock price may affect our ability to attract, motivate and retain key employees. Furthermore, in September of 2022, we announced the Restructuring Plan, which may have an impact on our ability to hire, retain and motivate employees. If we are unable to retain and motivate our existing employees and attract qualified employees to fill key positions, we may be unable to manage our business effectively, including the development, marketing and sale of our products, which could adversely affect our business, results of operations and financial condition. To the extent we hire employees from competitors, we also may be subject to allegations that they have been improperly solicited or divulged proprietary or other confidential information. If we are unable to hire, retain and motivate our employees, our business, results of operations and financial condition could be adversely affected.
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

We cannot accurately predict customers’ usage levels, and the loss of customers or reductions in their usage levels of our products may each have a negative impact on our business, results of operations and financial condition and may cause our Dollar-Based Net Expansion Rate to decline in the future if customers are not satisfied with our products, the value proposition of our products or our ability to meet their needs and expectations. If a significant number of customers cease using, or reduce their usage of our products, including due to cost-saving measures in the face of macroeconomic uncertainty, then we may be required to spend significantly more on sales and marketing than we currently plan to spend in order to maintain or increase revenue from customers. Such additional sales and marketing expenditures could adversely affect our business, results of operations and financial condition.
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

Individuals or entities may attempt to penetrate our network security, or that of our platform, and to cause harm to our business operations, including by misappropriating our proprietary information or that of our customers, employees and business partners or to cause interruptions of our products and platform. In particular, cyberattacks and other malicious internet-based activity continue to increase in frequency and in magnitude generally, and cloud-based companies have been targeted in the past. In addition to threats from traditional computer hackers, malicious code, software vulnerabilities, supply chain attacks and vulnerabilities through our third-party partners, employees theft or misuse, password spraying, phishing, smishing, vishing, credential stuffing and denial-of-service attacks, we also face threats from sophisticated organized crime, nation-state, and nation-state supported actors who engage in attacks (including advanced persistent threat intrusions) that add to the risk to our systems (including those hosted on AWS or other cloud services), internal networks, our customers’ systems and the information that they store and process. Ransomware and cyber extortion attacks, including those perpetrated by organized criminal threat actors, nation-states, and nation-state-supported actors, are becoming increasingly prevalent and severe and can lead to significant interruptions in our operations, loss of data and income, reputational harm, and diversion of funds. Extortion payments may alleviate or reduce the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments. Because the techniques used by such individuals or entities to access, disrupt or sabotage devices, systems and networks change frequently and may not be recognized until launched against a target, we may be required to make further investments over time to protect data and infrastructure as cybersecurity threats develop, evolve and grow more complex over time. We may also be unable to anticipate these techniques, and we may not become aware in a timely manner of such a security breach, which could exacerbate any damage we experience. Additionally, we depend upon our employees and contractors to appropriately handle confidential and sensitive data, including customer data, and to deploy our IT resources in a safe and secure manner that does not expose our network systems to security breaches or the loss of data. We have been and expect to be subject to cybersecurity threats and incidents, including denial-of-service attacks, employee errors or individual attempts to gain unauthorized access to information systems. Any data security incidents, including internal malfeasance or inadvertent disclosures by our employees or a third party's fraudulent inducement of our employees to disclose information, unauthorized access or usage, virus or similar breach or disruption of us or our service providers, such as AWS, could result in loss of confidential information, damage to our reputation, erosion of customer trust, loss of customers, litigation, regulatory investigations, fines, penalties and other liabilities. For example, in 2020, SolarWinds Inc., one of our third-party software service providers, was subject to a data security incident. We have completed our investigations of this incident and concluded that there was no adverse impact to us. Additionally, in June and August 2022, we became aware that threat actors had conducted a sophisticated social engineering campaign against some of our employees after having obtained employee names and cell phone numbers from unknown sources. The attack identified in August, which involved smishing text messages that purported to be from our IT department, resulted in the threat actors obtaining some of our employees’ credentials and access to certain data of approximately 209 customers out of our total customer base of approximately 270,000 at that time. We notified and worked with our affected customers. We also took steps to remediate the incident, including enhancing our security training, improving our two factor authentication requirements, implementing additional layers of control within our VPN, reducing access to certain internal applications and tools, and increasing the refresh frequency for access to certain internal applications. Reports indicate that the threat actors also attacked other technology, telecommunication, and cryptocurrency companies.
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
We currently interconnect with fixed and mobile network service providers around the world to enable the use by our customers of our products over their networks. Although we are in the process of acquiring authorization in many countries for direct access to phone numbers and for the provision of voice and messaging services on the networks of fixed and mobile network service providers, we expect that we will continue to rely on network service providers for these services. Where we don't have direct access to phone numbers, our reliance on network service providers has reduced our operating flexibility, ability to make timely service changes and control quality of service. In addition, the fees that we are charged by network service providers may change daily or weekly and we can be subject to the imposition of additional fees, penalties, or other administrative or technical requirements, and even service interruption, due to regulatory, competitive, or other industry related changes over which we have little to no control. Despite this, we typically do not change our customers’ pricing as rapidly and as a result, such fee increases could adversely affect our business and results of operations.
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
Further, we sometimes access network services through intermediaries who have direct access to network service providers. Although we are in the process of securing direct connections with network service providers in many countries, we expect that we will continue to rely on intermediaries for these services for some period of time. These intermediaries sometimes have offerings that directly compete with our products and may stop providing services to us on a cost-effective basis. If a significant portion of these intermediaries stop providing services or stop providing services on a cost-effective basis, our business could be adversely affected.
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

Moreover, as we expand the scope of our products, we may face additional competition and, in some cases, may find our products in competition with those of our customers, which could cause them to replace our products with competitive offerings. If one or more of our competitors were to merge or partner with another of our competitors or our suppliers, the change in the competitive landscape could also adversely affect our ability to compete effectively. For example, certain of our competitors engaged in acquisition activity in 2021 and may continue to do so in the future. In addition, some of our competitors have lower list prices than us, which may be attractive to certain customers even if those products have different or lesser functionality. If we are unable to maintain our current pricing due to competitive pressures, including within an inflationary environment, our margins will be reduced and our business, results of operations and financial condition would be adversely affected. In addition, pricing pressures and increased competition generally could result in reduced revenue, reduced margins, increased losses or the failure of our products to achieve or maintain widespread market acceptance, any of which could harm our business, results of operations and financial condition.
We have a history of losses and may not achieve or sustain profitability in the future.
We have incurred net losses in each year since our inception, including net losses of $1.0 billion, $949.9 million and $491.0 million in the nine months ended September 30, 2022 and the years ended December 31, 2021 and 2020, respectively. We had an accumulated deficit of $3.1 billion as of September 30, 2022. We will need to generate and sustain increased revenue levels, and manage our operating expenses, in future periods to become profitable and, even if we do, we may not be able to maintain or increase our level of profitability. We expect to continue to expend substantial financial and other resources on, among other things:
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
As we seek to increase the adoption of our products by enterprises, including products like Flex, which is primarily aimed at complex contact center implementations at larger companies, and Segment and Engage, which are primarily aimed at complex customer data platform implementations at larger companies, we expect to incur higher costs and longer sales cycles. In the enterprise market segment, the decision to adopt our products may require the approval of multiple technical and business decision makers, including legal, security, compliance, procurement, operations and IT. In addition, while enterprise customers may quickly deploy our products on a limited basis, before they will commit to deploying our products at scale, they often require extensive education about our products and significant customer support time and engage in protracted pricing negotiations, which may not address changing inflationary pressure and reduced information technology budgets. In addition, sales cycles for enterprises are inherently more complex and less predictable than the sales through our self-service model, and some enterprise customers may not use our products enough to generate revenue that justifies the cost to obtain such customers. These complex and resource intensive sales efforts could place additional strain on our product and engineering resources. Further, enterprises, including some of our customers, may choose to develop their own solutions that do not include our products. They also may demand reductions in pricing as their usage of our products increases, notwithstanding increased costs incurred by us to provide such products, which could have an adverse impact on our gross margin. Additionally, economic recessions or slowdowns can result in our enterprise customers terminating their arrangements with us, longer sales cycles, and reduced or limited contract sizes as enterprise organizations focus on general cost reductions in the face of macroeconomic uncertainty. As a result of our limited experience selling and marketing to enterprises, our efforts to sell to these potential customers may not be successful. If we are unable to increase the revenue that we derive from enterprises, then our business, results of operations and financial condition may be adversely affected.
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
As part of our growth strategy, we intend to expand our relationships with existing technology partner customers and add new technology partner customers. If we fail to expand our relationships with existing technology partner customers or establish relationships with new technology partner customers in a timely and cost-effective manner, or at all, including due to cost-saving measures of existing and prospective technology partners in the face of macroeconomic uncertainty, then our business, results of operations and financial condition could be adversely affected. Additionally, even if we are successful at building these relationships but there are problems or issues with integrating our products into the solutions of these customers, our reputation and ability to grow our business may be harmed.

Our future success depends in part on our ability to drive the adoption of our products by international customers.
In the nine months ended September 30, 2022, and the years ended December 31, 2021 and 2020, we derived 34%, 34% and 27% of our revenue, respectively, from customer accounts located outside the United States. The future success of our business will depend, in part, on our ability to expand our customer base worldwide. While we have been rapidly expanding our sales efforts internationally, our experience in selling our products outside of the United States is, and our ability to conduct business in local currencies in certain jurisdictions may be or is, limited. Furthermore, our developer-first business model may not be successful or have the same traction outside the United States. As a result, our investment in marketing our products to these potential customers may not be successful. If we are unable to increase the revenue that we derive from international customers, then our business, results of operations and financial condition may be adversely affected.
We are continuing to expand our international operations, which exposes us to significant risks.
We are continuing to expand our international operations to increase our revenue from customers outside of the United States as part of our growth strategy. Between September 30, 2021 and September 30, 2022, our international headcount grew from 2,701 employees to 3,644 employees. We expect to continue to hire employees outside of the United States to reach new customers and gain access to additional technical talent. Operating in international markets requires significant resources and management attention and will subject us to regulatory, economic and political risks in addition to those we already face in the United States. Because of our limited experience with international operations or with developing and managing sales in international markets, our international expansion efforts may not be successful.
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
In the nine months ended September 30, 2022 and the years ended December 31, 2021 and 2020, our 10 largest Active Customer Accounts generated an aggregate of 12%, 11% and 14% of our revenue, respectively. In the event that any of our large customers do not continue to use our products, use fewer of our products, or use our products in a more limited capacity, or not at all, our business, results of operations and financial condition could be adversely affected. Additionally, the usage of our products by customers that do not have long-term contracts with us may change between periods. Those with no long-term contract with us may reduce or fully terminate their usage of our products at any time without notice, penalty or termination charges, which may adversely impact our results of operations.
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
Moreover, our customers’ and other users’ promotion of their products and services through our platform might not comply with federal, state, and foreign laws or of contractual requirements imposed by carriers, such as the CTIA Shortcode Agreement, The Campaign Registry, and associated policies. We rely on contractual representations made to us by our customers that their use of our platform will comply with our policies and applicable law, including, without limitation, our email and messaging policies. Although we retain the right to verify that customers and other users are abiding by certain contractual terms, our Acceptable Use Policy and our email and messaging policies and, in certain circumstances, to review their email, messages and distribution lists, our customers and other users are ultimately responsible for compliance with our policies, and we do not systematically audit our customers or other users to confirm compliance with our policies. We cannot predict whether our role in facilitating our customers’ or other users’ activities will result in violations of carrier policies which could result in fines, administrative delays, or service interruptions. We also cannot predict whether our role in facilitating our customers’ or other users’ activities would expose us to liability under applicable state or federal law, or whether that possibility could become more likely if changes to current laws regulating content moderation, such as Section 230 of the Communications Decency Act are enacted. There are various Congressional and legal efforts to eliminate or restrict the scope of the protections under Section 230, which limits the liability of internet platforms for third-party content that is transmitted via those platforms and for good-faith moderation of offensive content. In addition, Florida and Texas adopted statutes intended to reduce or eliminate the protections granted under Section 230, although implementation of both statutes has been stayed by various federal courts, including the U.S. Supreme Court. On August 18, the parties in the Florida case requested, and were granted, a stay of the appeals court mandate pending Supreme Court review, and on September 21, 2022, Florida requested that the Supreme Court review the case. On September 16, the U.S. Court of Appeals for the Fifth Circuit issued a decision upholding the Texas law. On September 30, the parties in that case filed an unopposed motion to stay the Fifth Circuit decision pending Supreme Court review, and the Fifth Circuit granted that request on October 13. The conflict between the decisions on the two laws increases the likelihood that the Supreme Court will review these statutes. Florida recently amended its statute in an effort to address issues that led the court to issue the stay. Similar legislation has been introduced in other states in 2022. Further, on October 3, 2022, the U.S. Supreme Court agreed to hear a case to determine whether Google should be liable for damages because YouTube’s suggestion algorithm promoted radical Islamic videos that incited a terrorist attack in France. Even if claims asserted against us do not result in liability, we may incur substantial costs in investigating and defending such claims. If we are found liable for our customers’ or other users’ activities, we could be required to pay fines or penalties, redesign business methods or otherwise expend resources to remedy any damages caused by such actions and to avoid future liability.
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
Historically, we have not billed or collected taxes in certain jurisdictions and, in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”), we have recorded a provision for our tax exposure in these jurisdictions when it is both probable that a liability has been incurred and the amount of the exposure can be reasonably estimated. We reserved $27.7 million and $21.6 million for domestic jurisdictions and jurisdictions outside of the U.S., respectively, on our September 30, 2022 balance sheet for these tax payments. These estimates include several key assumptions, including, but not limited to, the taxability of our products, the jurisdictions in which we believe we have nexus or a permanent establishment, and the sourcing of revenues to those jurisdictions. In the event these jurisdictions challenge our assumptions and analysis, our actual exposure could differ materially from our current estimates and reserves. If the actual payments we make to any jurisdiction exceed the accrual in our balance sheet, our results of operations would be harmed. In addition, some customers may question the incremental tax charges and seek to negotiate lower pricing from us, which could adversely affect our business, results of operations and financial condition.
We are in discussions with certain jurisdictions regarding potential sales and other indirect taxes for prior periods that we may owe. If any of these jurisdictions disagree with management's assumptions and analysis, the assessment of our tax exposure could differ materially from management's current estimates. For example, San Francisco City and County has assessed us for $38.8 million in taxes, including interest and penalties, which exceeded the $11.5 million we had accrued for that assessment. We have paid the full amount, as required by law, and the payment made in excess of the accrued amount is reflected as a deposit on our balance sheet. We believe, however, that this assessment is incorrect and, after failing to reach a settlement, filed a lawsuit on May 27, 2021 contesting the assessment. The court has set a trial date of March 6, 2023. However, litigation is uncertain and a ruling against us may adversely affect our financial position and results of operations.
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
We are unable to predict what global or U.S. tax reforms may be proposed or enacted in the future or what effects such future changes would have on our business. Any such changes in tax legislation, regulations, policies or practices in the jurisdictions in which we operate could increase the estimated tax liability that we have expensed to date and paid or accrued on our balance sheet; affect our financial position, future results of operations, cash flows, and effective tax rates where we have operations; reduce post-tax returns to our stockholders; and increase the complexity, burden, and cost of tax compliance. We are subject to potential changes in relevant tax, accounting, and other laws, regulations, and interpretations, including changes to tax laws applicable to corporate multinationals. For example, on August 16, 2022, President Biden signed into law the Inflation Reduction Act (“IRA”), which includes a new fifteen percent alternative minimum tax on the “adjusted financial statement income” of certain large corporations for tax years beginning after December 31, 2022, and a one percent excise tax on share buybacks made on or after January 1, 2023. The IRA may require complex computations to be performed that were not previously required in U.S. tax law, which could require significant judgments to be made in interpretation of the provisions of the IRA, significant estimates in calculations, and the preparation and analysis of information not previously relevant or regularly produced. Pending further guidance from the U.S. Treasury Department and the IRS on the IRA, and the possibility of future changes to tax laws, it is possible that the IRA could increase our tax liability, which could in turn adversely impact our business, cash flows, results of operations and financial position.
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
We review our intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. As of September 30, 2022, we carried a net $6.2 billion of goodwill and intangible assets. An adverse change in market conditions, particularly if such change has the effect of changing one of our critical assumptions or estimates, could result in a change to the estimation of fair value that could result in an impairment charge to our goodwill or intangible assets. Any such charges may adversely affect our results of operations.
Risks Related to Ownership of Our Class A Common Stock
The trading price of our Class A common stock has been volatile and may continue to be volatile, and you could lose all or part of your investment.
Prior to our initial public offering in June 2016, there was no public market for shares of our Class A common stock. On June 23, 2016, we sold shares of our Class A common stock to the public at $15.00 per share. From June 23, 2016, the date that our Class A common stock started trading on the New York Stock Exchange, through September 30, 2022, the trading price of our Class A common stock has ranged from $22.80 per share to $457.30 per share. The trading price of our Class A common stock may continue to fluctuate significantly in response to numerous factors, many of which are beyond our control, including:
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
Our Class B common stock has 10 votes per share, and our Class A common stock has one vote per share. As of September 30, 2022, our directors, executive officers and their respective affiliates, held in the aggregate 21.0% of the voting power of our capital stock. Because of the 10‑to‑one voting ratio between our Class B common stock and Class A common stock, the holders of our Class B common stock collectively will continue to have concentrated control of the combined voting power of our common stock and therefore may be able to control certain matters submitted to our stockholders for approval until the earlier of (i) June 28, 2023, or (ii) the date the holders of two‑thirds of our Class B common stock elect to convert the Class B common stock to Class A common stock. This concentrated control limits or precludes your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders.

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
As of September 30, 2022, we had $1.0 billion of indebtedness outstanding (excluding intercompany indebtedness). Our indebtedness could have important consequences, including:
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

EXHIBIT INDEX
Exhibit Number		Incorporated by Reference
	Description	Form	File No.	Exhibit	Filing Date
10.1+	Amended and Restated Non-Employee Director Compensation Policy				Filed herewith

31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				Filed herewith

31.2	Certification of the Chief Operating Officer (Principal Financial Officer) pursuant to Exchange Act Rules 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				Filed herewith

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
+    Indicates management control of a compensatory plan, contract or agreement.
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

Twilio Inc.

November 4, 2022	/s/ JEFF LAWSON
Jeff Lawson Director and Chief Executive Officer (Principal Executive Officer)

November 4, 2022	/s/ KHOZEMA Z. SHIPCHANDLER
Khozema Z. Shipchandler Chief Operating Officer (Principal Accounting and Financial Officer)