Form 10-K
period 2022-12-31
TWILIO INC
filed 2023-02-27
CIK 1447669

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________
FORM 10-K
_____________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934
For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
The aggregate market value of stock held by non-affiliates as of June 30, 2022 (the last business day of the registrant's most recently completed second quarter) was $13.1 billion based upon $83.81 per share, the closing price of the registrant’s Class A common stock on that date on the New York Stock Exchange. Determination of stock ownership by non-affiliates was made solely for the purpose of responding to this requirement and the registrant is not bound by this determination for any other purpose.

    On February 17, 2023, 177,657,156 shares of the registrant’s Class A common stock and 9,617,605 shares of registrant’s Class B common stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive Proxy Statement for the 2023 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant's fiscal year ended December 31, 2022.

1

TWILIO INC.
Annual Report on Form 10-K
For the Year Ended December 31, 2022

Special Note Regarding Forward-Looking Statements
This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “can,” “will,” “would,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “forecasts,” “potential,” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to, statements about:
•the impact of macroeconomic uncertainties and significant market volatility in the global economy, on our customers, partners, employees and business;
•our future financial performance, including expectations regarding our revenue, cost of revenue, gross margin and operating expenses, ability to generate positive cash flow and ability to achieve and sustain profitability, and the assumptions underlying such expectations;
•the benefits and efficiencies we expect to derive from recent workforce reductions and other cost-saving initiatives, including reducing our global office footprint;
•our anticipated strategies and business plans, including the expected costs and benefits of our business unit reorganization and changes to our leadership structure;
•our expectations regarding our Data & Applications business, including increased investment and go-to-market focus to capture market share and increase revenue growth;
•our expectations regarding our Communications business, including anticipated cash flows and strategy for streamlining the customer experience, including increased focus on self-serve capabilities;
•our ability to retain and increase revenue from existing customers and attract new customers, including enterprises and international organizations;
•our ability to maintain reliable service levels for our customers;
•our anticipated investments in sales and marketing, research and development and additional systems and processes to support our growth;
•our ability to compete effectively in an intensely competitive market, including our ability to set optimal prices for our products and adapt and respond effectively to rising costs, rapidly changing technology and evolving customer needs, requirements, and preferences;
•potential harm caused by compromises in security, data and infrastructure, including cybersecurity protections;
•our ability to comply with modified or new industry standards, laws and regulations applying to our business;
•our ability to make progress on our environmental, social and governance (“ESG”) programs, goals and commitments;
•our ability to manage changes in network service provider fees that we pay in connection with the delivery of communications on our platform;
•investments and costs required to prevent, detect and remediate potential cybersecurity threats, incidents and breaches of ours or our customers’ systems or information;
•our ability to optimize our network service provider coverage and connectivity;
•our ability to work closely with email inbox service providers to maintain deliverability rates;

•the impact and expected results from changes in our relationships with our larger customers;
•our ability to form and expand partnerships with technology partners and consulting partners;
•anticipated technology trends, such as the use of and demand for cloud communications and customer engagement tools;
•our ability to successfully enter into new markets and manage our international expansion;
•the sufficiency of our cash and cash equivalents to meet our liquidity needs;
•our expectations regarding our share repurchase program;
•our ability to maintain, protect and enhance our intellectual property;
•our ability to successfully defend litigation brought against us;
•our ability to service the interest on our 3.625% senior notes due 2029 (“2029 Notes”) and on our 3.875% notes due 2031 (“2031 Notes,” and together with the 2029 Notes, the “Notes”), and repay such Notes;
•our customers’ and other platform users’ violation of our policies or other misuse of our platform; and
•our ability to successfully integrate and realize the benefits of our past or future strategic acquisitions or investments.
We caution you that the foregoing list may not contain all of the forward-looking statements made in this Annual Report on Form 10-K.
You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Annual Report on Form 10-K primarily on our current expectations and projections about future events and trends that we believe may affect our business, results of operations and financial condition. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors described below in Part II, Item 1A, “Risk Factors,” and elsewhere in this Annual Report on Form 10-K. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Annual Report on Form 10-K. We cannot assure you that the results, events and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.
The forward-looking statements made in this Annual Report on Form 10-K relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this Annual Report on Form 10-K to reflect events or circumstances after the date of this Annual Report on Form 10-K or to reflect new information or the occurrence of unanticipated events, except as required by law. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make.

PART I
Item 1. Business
Overview

We enable businesses of all sizes and across numerous industries to revolutionize how they engage with their customers. Our leading customer engagement platform (“CEP”) comprises a suite of flexible software and communications solutions that allow businesses to deliver seamless, trusted and engaging customer experiences at scale. The value proposition of our offerings has become stronger and our products have become more strategic to our customers as more and more businesses have prioritized building stronger, more personalized and more differentiated customer engagement experiences through digital channels.

Our CEP empowers businesses to create the tailored solutions needed to engage their customers at every step of the customer journey through real-time, relevant, personalized communications over the customers’ preferred communication channels. With our platform, businesses can personalize every transaction with real-time data, build lasting loyalty, cut customer acquisition costs and increase customer lifetime value. Our customized software products are designed to address specific use cases, including our customer data platform, virtual contact centers, personalized yet scalable marketing campaigns and advanced account security systems. Our leading communications solutions, including our Application Programming Interfaces (“APIs”), are highly customizable and enable developers to embed numerous forms of voice, messaging, and email interactions into their customer-facing applications. Our platform is designed to support all of the most important ways people communicate through technology and our global infrastructure is capable of supporting virtually any business at scale.

As indicated above, we have seen escalating enthusiasm for our offerings as businesses have increasingly prioritized delivering, and their customers have increasingly come to expect, personalized experiences through digital communication channels. Such experiences require businesses to understand their customers on a deep level, with a comprehensive view of their customers across multiple digital touchpoints, that reveals what their needs are and which communications methods they prefer. Our platform, which uniquely combines our highly customizable communications APIs with leading customer data management capabilities, allows businesses to do exactly that, breaking down data silos and building a comprehensive single source for their customer data organized into unique profiles and easily accessible by all their business teams. Empowered with this information and the insights it enables, businesses using our platform can provide robust, personalized and effective communications to their customers at every stage of their customer relationships.

We have experienced substantial growth in our business since inception, and as of December 31, 2022, we had over 290,000 Active Customer Accounts that represent organizations big and small, old and young, across nearly every industry. Our growth to this scale has predominantly been organic as a result of our customers increasing their usage of our products, extending their usage of our products to new applications, or adopting new products that we offer. We have also fueled our growth through successful strategic acquisitions and integrations of businesses that complemented our pre-existing products and allowed us to expand our platform and to add new customer accounts. Acquisitions of note have included Segment, the leading customer data platform we acquired in 2020, and Zipwhip, the leading toll-free messaging provider we acquired in 2021.
As we announced on February 13, 2023, moving forward we will operate as two separate business units: Twilio Communications and Twilio Data & Applications (previously referred to as Software). We believe that this strategic realignment will enable us to better execute on the key priorities for each side of our business—driving efficiencies for Twilio Communications and accelerating growth for Twilio Data & Applications—while accounting for each business unit’s unique economic, customer and product needs. These two business units can execute toward their respective financial goals with more focus and independence—but they are also highly complementary. Our Data & Applications business benefits from our underlying communications platform and our substantial active customer base. Our success in Data & Applications also drives more intelligence for our Communications products. Together, they address adjacent buyers and related problems that our customers have. With this strategic realignment, we believe we are well-positioned to achieve our long-term plan of creating the market-leading customer engagement platform.

Our Platform
We aim to deliver the leading platform that intelligently orchestrates customer engagement across the entire customer life cycle. Our platform provides developers tools to build, scale, and deploy real-time communications within software applications, while simultaneously offering technology that allows businesses to harness the power of first-party data to improve the experience of their customers. The data our platform collects can inform every interaction across the customer journey to achieve more personalized, timely and impactful engagement. This in turn empowers businesses to build productive one-to-one relationships, at scale, through both easy-to-use APIs and extensible software products like Twilio Flex and Twilio Engage. The central pillars of our customer engagement platform, consistent with the new business unit structure referenced above, are described below.
Communications
Our Communications solutions consist of highly customizable APIs and products that can be used individually or in combination to build rich contextual communications within applications. We offer easy-to-use flexible building blocks for developers to build omnichannel engagements with customers worldwide. We also provide advanced compliance management to support success within a changing ecosystem of regulations. Our Communications solutions include Programmable Messaging, Programmable Voice, Email, Account Security and more. The majority of our communications products are offered on a usage basis. Email is offered on a subscription basis.
Our platform is connected to our “Super Network,” a software layer that enables our customers’ applications to communicate with devices globally. The Super Network interconnects communications networks and inbox services providers around the world and continually analyzes data to optimize the quality and cost of communications that flow through our platform. The Super Network also contains a set of APIs that gives our customers access to additional foundational components offered through our platform, such as phone numbers and session initiation protocol (“SIP”) trunking.
Core offerings of our Communications business include:
•Programmable Messaging. Twilio Programmable Messaging (MessagingX) is an API to send and receive SMS, MMS, Toll-Free SMS, High-Throughput Toll-Free SMS and over-the-top (“OTT”) (e.g., WhatsApp and Facebook Messenger) messages globally. It uses intelligent sending features to ensure messages reliably reach end users wherever they are. Our customers use this API to address numerous use cases, including account notifications, marketing, account security and order confirmations, as well as two-way and conversational use cases, such as conversational sales support and customer care.
•Programmable Voice. Twilio Programmable Voice allows developers to build solutions to make, manage and receive phone calls globally through a browser, an app, a phone or anywhere else one can take a call. Our voice software, which works over both the traditional public switched telephone network (“PSTN”) and over Internet Protocol (“VoIP”), allows developers to incorporate advanced voice functionality such as text-to-speech, global conferencing, emergency calling, call recording, media streams and others, as well as address use cases such as contact centers, call tracking, analytics solutions and anonymized communications.
•Email. Twilio SendGrid Email API (“Email API”) solves email delivery challenges at scale, enabling customers to build customized solutions and helpful shortcuts to streamline integration and optimize for inbox placement. The Email API allows businesses to integrate with multiple leading development frameworks and client libraries in multiple languages as well as customize various links and domains. It also provides sender authentication, security, mobile support and many other tools. Businesses use our email products for both marketing messages and transactional emails, including shipping notifications, friend requests, password resets and sign-up confirmations.
•Account Security. Online fraud has evolved into a major concern that requires today’s businesses to have advanced solutions for registering, onboarding and recognizing customers. Twilio Verify is a managed solution that effectively adds security at the point of new user activation and onwards, providing a seamless, consistent and secure login experience. Using our two-factor authentication APIs, developers can add an extra layer of security to their applications with second-factor passwords sent to users via SMS, voice, email or push notifications.

Data & Applications
We believe that a personalized, positive customer experience is the best path to long-term customer loyalty. Our Data & Applications solutions enable businesses to create highly personalized experiences and campaigns across multiple channels using real-time customer data. They also allow businesses to break down data silos across their organizations and to leverage a single unified source of customer data for their various business teams.
Our Data & Applications products are primarily offered on a subscription basis. Our Communications products that are embedded into our Data & Applications products are charged separately on a usage basis.
Core offerings of our Data & Applications business include:
•Twilio Segment. Twilio Segment is a leading customer data platform (“CDP”) that provides businesses with the tools to harness the power of first-party data by unifying information collected throughout each customer’s journey into a unique profile. Twilio Segment collects, contextualizes and unlocks the potential of first-party data across the customer engagement stack by:
•collecting user data from interactions with websites, mobile apps, digital ads, and more;
•combining data from these different sources and systems to form a complete picture of each customer;
•creating from this a customer profile that can be accessed by every business team within the organization; and,
•integrating customer data into subsequent interactions to drive personalization across channels.

In addition to creating unified profiles that drive personalized customer interactions, Twilio Segment includes privacy and security features that help businesses comply with privacy laws, including the General Data Protection Regulation (“GDPR”) and the California Consumer Privacy Act of 2018 (“CCPA”).

•Twilio Engage. Twilio Engage builds upon the unified profiles of Twilio Segment to enable marketers to create personalized campaigns and to manage, measure and scale them through a single platform. Such campaigns can include personalized messages delivered via native SMS, email, and/or custom channels. Through Twilio Engage, businesses can deepen their customer relationships and convert what might otherwise have been isolated interactions into continuous, long-term relationships.
•Twilio Flex. Twilio Flex is a programmable virtual contact center built for the new world of tailored customer experiences and omnichannel communications. Twilio Flex is a fully programmable contact center platform that allows companies to deploy a broad array of customer engagement channels while providing the tools to easily create, change or extend any part of their custom solutions. With Twilio Flex, businesses can rapidly deploy tailored cloud contact centers to create an exact omnichannel contact center experience that addresses their specific business needs.
•Marketing Campaigns. Marketing Campaigns is built on top of our proven email infrastructure to help digital marketers build and send email campaigns at scale, faster than ever. With drag and drop editing, approachable automation and powerful contacts management, Marketing Campaigns help marketers attract and retain customers more efficiently. Marketing Campaigns include email design and templates, list management, dynamic content and email testing.
Our Strategy
We are a leader in the customer engagement platform category. Retaining this position will require both continued innovation and discipline with respect to prioritization and focus. We are concentrating our investments in the highest-impact product areas for our future, and we intend to pursue the following strategies:
•Accelerate Growth of our Data & Applications Business. We are focusing on speeding up technological development and aggressively growing our market share for Twilio Segment and Twilio Engage by increasing the number of source channels and destinations we integrate with and by growing the number of new customers that can build their own solutions using our Data & Applications products. We also continue to invest in the success path of Twilio Flex as a foundational application connecting communications and customer data.

•Continue Driving Simplification and Efficiencies in our Communications Business. We are investing strategically into our core Communications solutions to improve profitability and maintain our market leadership position. To drive efficiencies and reduce costs, we are adding additional self-service capabilities, emphasizing product-led growth and focusing on simplification of business processes and modernization of our infrastructure. We believe that driving efficiencies and improving profitability in our Communications business and establishing it as our major profit engine will allow us to continue to invest in accelerating the growth of our Data & Applications business, capture market share and increase our gross margins.
•Driving Operating Leverage Across the Business. We are implementing several organizational initiatives targeted at improving efficiencies of our processes, enhancing our fiscal discipline on all levels, optimizing utilization of our distributed workforce, driving agile decision making frameworks and more. We expect that these initiatives will result in operating cost reductions, increase effectiveness and efficiency within our organization and ultimately accelerate our path to driving meaningful value for our stockholders.
From time to time, we evaluate opportunities to acquire or invest in adjacent technologies to complement our organic investments and to improve our products, our services and our customers’ experiences. We expect to continue to selectively explore these types of strategic levers as opportunities arise.
Competition
The markets for customer engagement platforms are rapidly evolving and are increasingly competitive. We believe that the principal competitive factors in our market are completeness of offering, credibility with customers, global reach, ease of integration and programmability, product features, platform scalability, reliability, security and performance, brand awareness and reputation, the strength of sales and marketing efforts, customer support, and the cost of deploying and using our products.
We believe that we compete favorably on the basis of the factors listed above and that none of our competitors currently compete directly with us across all of our product offerings.
In our Communications business, our competitors are primarily (i) regional network service providers that offer limited developer functionality on top of their own physical infrastructure, (ii) communications platform-as-a-service (“CPaaS”) companies that offer communications products and applications, and (iii) other software companies that compete with portions of our communications product line. In our Data & Applications business our competitors are primarily (i) legacy on-premises vendors, (ii) software-as-a-service (“SaaS”) companies and marketing cloud platform vendors that offer bundled applications and platforms, and (iii) CRM and customer experience vendors.
With the introduction of new products and services and new market entrants, we expect competition to intensify in the future. Moreover, as we expand the scope of our platform, we may face additional competition.
Research and Development
Our research and development efforts are focused on building a trusted, comprehensive customer engagement platform while enhancing our existing products and developing new products and features.
Our research and development organization is predominantly built around small development teams. Our small development teams foster greater agility, which enables us to develop new, innovative products and make rapid changes to our infrastructure that increase resiliency and operational efficiency. Our development teams designed and built our customer engagement platform, our core platforms stack, as well as our Super Network. These teams continue to focus on the highest impact product areas for our future. As of December 31, 2022, we had 3,590 employees in our research and development organization.
Sales and Marketing

Our sales and marketing teams are focused on executing on our top priorities to accelerate growth of our Data & Applications business by accelerating customer acquisitions; and maintain profitability and market leadership position of our Communications business by cross-selling communications and other products for account expansion. Our sales organization includes sales development, inside sales, field sales, specialty sales and sales engineering personnel.

Our Data & Applications products require a strategic solution-oriented sales model and deep customer relationship building. We are deliberate in developing these skills and customer relationships leveraging the trust and reputation we have built while solving new and broader problems for our customers. Our Data & Applications products are primarily offered on a subscription basis. Our Communications products that are integrated into our Data & Applications products are charged on a usage basis.
We are shifting our Communications sales model from one that is reliant on field sales to one that leverages digital inside sales, self-service and product-led growth. We believe that this will significantly improve the profitability of our Communications business, contributing to materially improved operating margins, and enabling us to reinvest in the growth of our high margin Data & Applications business.
The majority of our Communications products are offered on a usage basis. We offer an initial free trial period to developers to test their applications that they built with our products. After the initial trial period, developers provide their credit card information and only pay for the actual usage of our products, for the majority of our communications products. Our self-serve pricing matrix is publicly available and it allows for customers to receive tiered discounts as their usage of our products increases. As customers’ use of our products grows, some enter into negotiated contracts with terms that dictate pricing and typically include some level of minimum revenue commitments. Historically, we have acquired the substantial majority of our communications customers through this self-service model. As customers expand their usage of our platform, we expand our relationships with them to include business leaders within their organizations. We supplement our self-service model with account executives and customer success managers when such engagement is needed to provide value to our self-serving customers. Our Email solution is offered on a subscription basis.
When potential customers do not have the available developer resources to build their own applications, we refer them to either our technology partners who embed our products in the solutions that they sell to other businesses (such as contact centers and marketing automation), our professional services team or outside consulting partners who provide consulting and development services for organizations that have limited software development expertise to build their software applications on our platform.
As of December 31, 2022, we had 3,605 employees in our sales and marketing organization.
Customer Support
To make it easy to learn how to use our products, we provide all of our users with comprehensive documentation, how-to guides and tutorials. We supplement and enhance these tools with the participation of our engaged developer community. In addition, we provide support options to address the individualized needs of our customers. All of our customers get free support and system status notifications. Our customers can also engage with the broader Twilio community to resolve issues.
We offer three paid tiers of support with increasing levels of availability and guaranteed response times. Our highest tier plan, intended for our largest customers, includes a dedicated support engineer, duty manager coverage and quarterly status reviews. Our support model is global, with 24x7 coverage and support offices located throughout the world, with our larger offices located in the United States, Ireland, Colombia, India, and Singapore. We currently derive an insignificant amount of revenue from fees for customer support.
We also offer professional services which provide in-depth, hands-on, fee-based packages of advisory, software architecture, integration and coding services to existing and prospective customers and partners to optimize their use of the Twilio platform. For our Data & Applications products, offerings include services for implementing contact center solutions and customer data platform design. For our Communications products, offerings include email implementation and deliverability, and configuration and integration of our communications channels.
Intellectual Property
We rely on a combination of patent, copyright, trademark, trade secret and other intellectual property laws in the United States and other jurisdictions, as well as license agreements, other contractual protections, and internal processes, procedures, and controls, to protect, establish, maintain, and enforce our intellectual property and other proprietary rights technology. We also rely on a number of registered trademarks, applications for trademarks and common law protections afforded to certain unregistered trademarks to protect our brand.

As of December 31, 2022, in the United States, we had 232 issued patents, which expire between 2029 and 2041. As of that date, we also had 36 issued patents in foreign jurisdictions, all of which are related to our U.S. patents and patent applications. We have also filed various applications in the United States and internationally to establish and protect our rights to certain aspects of our intellectual property portfolio. In addition, as of December 31, 2022, we had 58 registered trademarks in the United States and 512 registered trademarks in foreign jurisdictions.
We currently, and will continue to, seek to protect our intellectual property and other proprietary rights by, among other things, implementing, maintaining, and enforcing a policy that requires our employees, independent contractors and certain suppliers involved in developing intellectual property for us or on our behalf to enter into agreements acknowledging that all work product or other forms of intellectual property generated, created, reduced to practice, conceived, or otherwise developed by them on our behalf are owned by us such that we can use the intellectual property they develop for our business purposes.
Regulatory
We are subject to a number of U.S. federal, U.S. state and foreign laws and regulations that involve matters central to our business. These laws and regulations may involve privacy, data protection, intellectual property, competition, telecommunications, broadband, VoIP, consumer protection, export taxation and controls, or other subjects. Many of the laws and regulations to which we are subject are still evolving and being tested in courts, and some could be interpreted in ways that could harm our business. In addition, the application and interpretation of these laws and regulations often are uncertain, particularly in the new and rapidly evolving industry in which we operate. Because federal, state and foreign laws and regulations have continued to develop and evolve rapidly, it is possible that we, our products or our platform may not be, or may not have been, compliant with each such applicable law or regulation.
For example, the General Data Protection Regulation (“GDPR”), the United Kingdom’s GDPR (“UK GDPR”), and the Swiss Federal Act on Data Protection impose strict requirements for processing the personal information of individuals protected by the legislation, whether their data is processed within or outside the European Economic Area (“EEA”), the United Kingdom (“UK”), and Switzerland, respectively. For example, the GDPR imposes significant requirements regarding the processing of individuals’ personal information, including in relation to transparency, lawfulness of processing, individuals’ privacy rights, compliant contracting, data minimization, data breach notification, data re-usage, data retention, security of processing and international data transfers. Noncompliance with the GDPR and UK GDPR can result in, for example, bans on data processing or data transfers, orders to delete data, and fines of up to the greater of 20 million euros (£17.5 million for the UK GDPR) or 4% of annual global revenue. Further, individuals may initiate compensation claims or litigation related to our processing of their personal information. Other privacy laws impose strict requirements around marketing communications and the deployment of cookies on users’ devices. The breadth and depth of changes in data protection obligations has required significant time and resources, including a review of our technology and systems currently in use against the requirements of GDPR. Our actual or perceived failure to comply with laws, regulations or contractual commitments regarding privacy, data protection and data security could lead to costly legal action, adverse publicity, significant liability and decreased demand for our services, which could adversely affect our business, results of operations and financial condition.
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
The Twilio Magic
We believe there is a unique spirit to Twilio, manifested in who we are and how we work together. We value and invest in a positive culture of optimism, innovation, and accountability. Our values, which we call the Twilio Magic, remind us every day who we are at our core and guide how we act and how we make decisions.

We are Builders. We are Owners. We are Curious. We are Positrons.

Twilio.org
Communications play a critical role in solving some of the world’s toughest social challenges. Nonprofits are meeting the increased demand for their support through communication technology and in doing so are helping more individuals build long term well-being and helping communities recover from humanitarian crises. Through Twilio.org, which is a part of our company and not a separate legal entity, we donate and sell our products at a reduced rate to nonprofits and offer grant funding to help scale these organizations' missions. In 2015, we reserved 1% of Twilio's common stock to fund Twilio.org. As of December 31, 2022, 530,449 shares of Twilio Class A common stock were set aside for Twilio.org operations. In 2022, over 15,000 active social impact accounts used Twilio products and funding to reach more than 559 million people worldwide.
Information on our key ESG programs, goals and commitments, and certain metrics can be found in our annual Impact Report, available on our website at https://investors.twilio.com/governance. Website references throughout this document are provided for convenience only, and the content on the referenced websites is not incorporated by reference into this report. While we believe that our ESG goals align with our long-term growth strategy and financial and operational priorities, they are aspirational and may change, and there can be no assurance that they will be met.
Our Employees and Human Capital Resources
As of December 31, 2022, we had a total of 8,156 employees, including 3,490 employees located outside of the U.S. None of our U.S. employees are represented by a labor union with respect to their employment. Employees in certain of our non-U.S. subsidiaries have the benefits of collective bargaining arrangements at the national level. We consider our relations with our employees to be good and have not experienced interruptions of operations or work stoppages due to labor disagreements.
Diversity, Equity and Inclusion
Following our organizational commitment to diversity, equity and inclusion (“DEI”) principles, we continue the work to embed and operationalize anti-racism and anti-oppression values across the business. In 2022, we successfully expanded our voluntary self-identification campaign so that employees outside of the U.S. can now share how they identify in various categories, giving us a better understanding of our employees to facilitate our DEI initiatives and to allow us to be more intentional in how we support underrepresented communities. We also continue our anti-racist and anti-oppression learning opportunities through employee resource group specific programming and events. Lastly, we have focused on pay parity, ensuring that employees with the same job and location are paid fairly relative to one another.
Compensation and Benefits
We are committed to delivering a comprehensive compensation and benefits program that provides support for all of our employees’ well-being. We provide competitive compensation and benefits to attract and retain talented employees, including offering market-competitive salaries, equity, and in the case of our sales teams, commissions. We generally offer full-time employees equity at the time of hire and through annual equity grants, as well as through an employee stock purchase plan, to foster a strong sense of ownership in and commitment to our long-term success.
We ensure that our compensation is fair for all employees, regardless of classifications, such as race and gender. We routinely run a rigorous statistical analysis to ensure compensation is fair, taking into account factors that should impact pay, like role, level, location, and performance.
Our full-time employees are eligible to receive, subject to the satisfaction of certain eligibility requirements, our comprehensive benefits package that includes medical, dental and vision insurance and life and disability insurance plans. In addition, we provide time off and we maintain a tax-qualified 401(k) retirement plan that provides eligible U.S. employees with an opportunity to save for retirement on a tax-advantaged basis. In 2022, we matched 50% of the first 6% of contributions by plan participants, subject to annual contribution limits set forth in the Internal Revenue Code of 1986, as amended.
In structuring these benefit plans, we seek to provide an aggregate level of benefits that are comparable to those provided by similar companies.

Corporate Information
Twilio Inc. was incorporated in Delaware in March 2008. Our principal executive offices are located at 101 Spear Street, Fifth Floor, San Francisco, California 94105, and our telephone number is (415) 390-2337. Our website address is www.twilio.com. Information contained on, or that can be accessed through, our website does not constitute part of this Annual Report on Form 10-K.
Twilio, the Twilio logo and other trademarks or service marks of Twilio appearing in this Annual Report on Form 10-K are the intellectual property of Twilio. Trade names, trademarks and service marks of other companies appearing in this Annual Report on Form 10-K are the intellectual property of their respective holders.
Information about Geographic Revenue
Information about geographic revenue is set forth in Note 15 of our Notes to Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.
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
Item 1A. Risk Factors
Investing in our Class A common stock involves a high degree of risk. A description of the risks and uncertainties associated with our business is set forth below. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Annual Report on Form 10-K, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes, before making a decision to invest in our Class A common stock. The risks and uncertainties described below may not be the only ones we face. If any of the risks actually occur, our business, results of operations and financial condition could be adversely affected. In that event, the market price of our Class A common stock could decline, and you could lose part or all of your investment.
Risk Factor Summary
Our business operations are subject to numerous risks and uncertainties, including those outside of our control, that could cause our business, results of operations, and/or financial condition to be harmed, including risks regarding the following:
Risks Related to Our Business and Industry
•the impact of macroeconomic uncertainties;
•fluctuations in our quarterly results and our ability to meet securities analysts’ and investors’ expectations;
•the effectiveness of actions taken to restructure our business in alignment with our strategic priorities;
•the potential disruption caused by the reorganization of our business into business units;
•our ability to maintain and grow our relationships with existing customers such that they increase their usage of our platform;
•our ability to attract new customers in a cost-effective manner and increase adoption of our products by enterprises;
•the evolution of the market for our products and platform, including the continued adoption of such by developers;

•our ability to effectively manage our growth;
•our ability to compete effectively in an intensely competitive market;
•our history of losses and uncertainty about our future profitability;
•our ability to hire, integrate and retain highly skilled personnel;
•our ability to maintain and enhance our brand and increase market awareness of our company and products;
•our ability to adapt and respond effectively to rapidly changing technology, evolving industry standards, changing regulations, and changing customer needs, requirements or preferences;
•disruptions or deterioration in the quality of service and connectivity by third-party service providers;
•a failure to set optimal prices for our products;
•significant risks associated with expansion of our international operations;
•our reliance on our largest customers to generate a significant amount of our revenue;
•our ability to integrate and achieve the expected benefits of acquisitions, partnerships and investments;
Risks Related to Cyber Security, Data Privacy and Intellectual Property
•any breaches of our networks or systems, or those of AWS or our service providers;
•our substantial reliance on AWS to operate our platform;
•our actual or perceived failure to comply with increasingly stringent laws, regulations and obligations relating to privacy, data protection and data security;
•our ability to protect our intellectual property rights;
•our use of open source software;
Risks Related to Legal and Regulatory Matters
•our ability to comply with telecommunications-related regulations, and the impact of future legislative or regulatory actions;
•our ability to obtain or retain geographical, mobile, regional, local or toll-free numbers and to effectively process requests to port such numbers in a timely manner due to industry regulations;
•federal legislation and international laws imposing obligations on the senders of commercial emails;
•fraudulent usage of or activity relating to our products;
•changes in laws and regulations related to the Internet or its infrastructure;
•compliance with applicable laws and regulations, including export control, economic trade sanctions, and anti-corruption regulations;
•standards imposed by private entities and inbox service providers that interfere with the effectiveness of our platform;
•any legal proceedings or claims against us;
Risks Related to Financial and Accounting Matters
•exposure to foreign currency exchange rate fluctuations;
•our substantial indebtedness that may decrease our business flexibility;
•our ability to obtain additional capital to support our business and its availability on acceptable terms;
•the accuracy of our estimates and judgments related to our critical accounting policies;
•changes in accounting standards that may cause adverse financial reporting fluctuations;
•our failure to maintain an effective system of disclosure controls and internal control over financial reporting;
Risks Related to Tax Matters
•our ability to use our net operating losses and certain other tax attributes to offset future taxable income and taxes;
•additional tax liabilities or potentially adverse tax consequences on our global operations and structure;
•changes in tax rules and regulations;
Risks Related to Ownership of Our Class A Common Stock
•volatility of the trading price of our Class A common stock;
•potential decline in the market price of our Class A common stock due to substantial future sales of shares;
•the dual class nature of our stock;
•the possibility that we may not realize the anticipated long-term stockholder value of our share repurchase program;

•securities or industry analysts changing their recommendations regarding our Class A common stock; and
•anti-takeover provisions contained in our governing documents and the exclusive forum provision in our bylaws.
Risks Related to Our Business and Our Industry
Global economic and political conditions, including macroeconomic uncertainties, may continue to adversely impact our business, results of operations and financial condition.
Global economic and business activities continue to face widespread macroeconomic uncertainties, including labor shortages and supply chain disruptions, inflation and monetary supply shifts, as well as recession risks, which may continue for an extended period. Additionally, the instability in the geopolitical environment in many parts of the world, including from the war in Ukraine, may continue to put pressure on and lead to uncertain economic conditions. These macroeconomic conditions have resulted in, and may continue to result in, decreased business spending by our customers and prospective customers and business partners, reduced demand for our products, lower renewal rates by our customers, longer or delayed sales cycles, including customers and prospective customers delaying contract signing or contract renewals, reduced budgets or minimum commitments related to the products that we offer, or delays in customer payments or our ability to collect accounts receivable, all of which could have an adverse impact on our business, results of operations and financial condition.

Many of our customers are in industries that have been negatively impacted by recent macroeconomic conditions, including customers in social media, cryptocurrencies, retail and e-commerce, consumer packaged goods, direct-to-consumer and other industries dependent on consumer spending, and the concentration of our customer base within these industries could exacerbate the effects of weakening macroeconomic conditions on our business. For example, we have generally experienced longer sales cycles when engaging with current and potential customers in industries negatively impacted by macroeconomic conditions. Our products are also utilized by many small and medium-sized businesses, which may be adversely affected by economic downturns and other adverse macroeconomic conditions to a greater extent than larger enterprises with greater financial resources. Given that a majority of our revenue is usage-based, our business may be more severely impacted by adverse macroeconomic conditions than those that rely primarily on software-as-a-service (“SaaS”) subscription revenue. Prolonged economic slowdowns may also result in customers without long-term contracts with us may reducing or terminating their usage of our products without notice or termination changes. Similarly, these conditions may result in customers requesting to renegotiate existing contracts on less advantageous terms to us than those currently in place, defaulting on payments due on existing contracts, or not renewing at the end of their current contract term. For example, rising interest rates in the United States have begun to affect, and may continue to affect, businesses across many industries, including ours, by increasing the costs of labor, employee healthcare and other benefits, which may further constrain our, our customers’ and prospective customers’ budgets and financial resources. A sustained general economic downturn may result in customers and potential customers perceiving our products as being too costly, or too difficult to deploy or migrate to, such that our revenue may be disproportionately affected by delays or reductions in spending. Additionally, if customers fail to pay us or reduce their spending with us, we may be adversely affected by an inability to collect amounts due, the costs of enforcing the terms of our contracts, including through litigation, or a reduction in revenue. To the extent that macroeconomic uncertainties continue to harm our business, results of operations and financial condition, many of the other risks described in this “Risk Factors” section will be exacerbated.
Our quarterly and annual results of operations have fluctuated in the past and may continue to do so in the future. As a result, we may fail to meet securities analysts’ and investors’ expectations, which could cause the price of our Class A common stock to decline.
Our quarterly and annual results of operations, including our revenue, cost of revenue, gross margin and operating expenses, have fluctuated in the past and may continue to do so in the future due to a variety of factors, many of which are outside of our control. These fluctuations and the related impacts to any earnings guidance we may issue from time to time could cause the price of our Class A common stock to change significantly or experience declines. In addition to the other risks described in this “Risk Factors” section, some of the factors that may result in fluctuations to our results of operations include:
•fluctuations in demand for, pricing of, or usage of, our products, including due to the effects of global macroeconomic conditions, the easing of the COVID-19 pandemic, competition, and differing levels of demand for our products based on changing customer priorities, resources, financial conditions and economic outlook;
•general economic conditions, including a downturn or recession, rising inflation and rising interest rates, geopolitical uncertainty and instability;
•the expected costs and benefits of our business unit reorganization and changes to our leadership structure;
•the amount and timing of costs, including any adverse effects associated with, our recent workforce reductions;

•our ability to attract and retain new customers, obtain renewals from existing customers and cross-sell or otherwise increase revenue from existing customers;
•our ability to introduce new products and enhance existing products;
•our ability to leverage more of our self-service capabilities for customers;
•competition and the actions of our competitors, including pricing changes and the introduction of new products, services and geographies;
•significant security breaches or incidents impacting our platform, or interruptions to, the delivery and use of our products;
•changes in cloud infrastructure, network services and other third-party technology, including the fees charged by their providers;
•the rate productivity of our salesforce, including our enterprise salesforce;
•the length and complexity of the sales cycle for our products, especially for sales to larger enterprises, government and regulated organizations;
•changes in the mix of products that our customers use during a particular period;
•changes in the mix or amount of products sold in the United States versus internationally;
•the amount and timing of operating costs and capital expenditures related to the operations and expansion of our business;
•expenses in connection with mergers, acquisitions or other strategic transactions;
•the timing of customer payments and our ability to collect accounts receivable from customers;
•rising inflation and our ability to control costs, including our operating expenses;
•the amount and timing of costs associated with recruiting, training and integrating new employees, and retaining existing employees;
•changes in foreign currency exchange rates and our ability to effectively hedge our foreign currency exposure;
•extraordinary expenses such as litigation or other dispute-related settlement payments;
•changes in laws, industry standards and regulations that affect our business;
•sales tax and other tax determinations by authorities in the jurisdictions in which we conduct business;
•the impact of new accounting pronouncements; and
•fluctuations in stock-based compensation expense.
The occurrence of one or more of the foregoing and other factors may cause our results of operations to vary significantly. As such, comparing our operating results on a period-to-period basis may not be meaningful and should not be relied upon as an indication of future performance. In addition, a significant percentage of our operating expenses is fixed in nature and is based on forecasted revenue trends. Accordingly, in the event of a revenue shortfall, we may not be able to mitigate the negative impact on our net income (loss) and margins in the short term. If we fail to meet or exceed the expectations of investors or securities analysts, then the trading price of our Class A common stock could fall substantially, and we could face costly lawsuits, including securities class action suits.

Actions that we are taking to restructure our business in alignment with our strategic priorities may not be as effective as anticipated.
In September of 2022, we reduced our workforce by approximately 11%, and in February 2023, we reduced our workforce by an additional approximately 17%. While our reductions in force and other efforts to restructure our business were designed to reduce operating costs, improve operating margins and shift our selling capacity to accelerate software sales, we may encounter challenges in the execution of these efforts that could prevent us from recognizing the intended benefits of such efforts or otherwise adversely affect our business, results of operations and financial condition.
As a result of the reductions in force, we have incurred and may continue to incur additional costs in the short-term, including cash expenditures for employee transition, notice period and severance payments, employee benefits and related facilitation costs, as well as non-cash expenditures related to vesting of share-based awards. These additional cash and non-cash expenditures could have the effect of reducing our operating margins. Our reductions in force may result in other unintended consequences, including employee attrition beyond our intended reduction in force, which may also be further exacerbated by the actual or perceived declining value of our equity awards; damage to our corporate culture and decreased employee morale among our remaining employees, including as a result of reduced employee perks; diversion of management attention; damage to our reputation as an employer, which could make it more difficult for us to hire new employees in the future; and the loss of institutional knowledge and expertise of departing employees. If we experience any of these adverse consequences, our reductions in force and other restructuring efforts may not achieve or sustain their intended benefits, or the benefits, even if achieved, may not be adequate to meet our long-term profitability and operational expectations, which could adversely affect our business, results of operations and financial condition.
In addition, our reductions in force and other restructuring efforts could lead us to fail to meet, or cause delays in meeting, our operational and growth targets. While positions have been eliminated, functions that they performed remain necessary to our operations, and we may be unsuccessful in effectively and efficiently distributing the duties and obligations of departed employees among our remaining employees. The reduction in our workforce could also prevent us from pursuing new opportunities and initiatives or require us to adjust our growth strategy. As part of our reductions in force, we have reduced the size of our sales force to drive further efficiencies in our sales operations. As the size of our workforce decreases, we will increasingly rely on our self-service model to drive sales of our communications products to customers that do not require direct account coverage. Our self-service capabilities may not be as successful as we anticipate, and our efforts to accelerate software sales may not be effective or may take longer than we expect to drive growth. If these factors lead us to fail to meet our operational and growth targets or to delays in meeting such targets, our business, results of operations and financial condition may be adversely affected.
As we continue to identify areas of cost savings and operating efficiencies, we may consider implementing further measures to reduce operating costs and improve operating margins. We may not be successful in implementing such initiatives, including as a result of factors beyond our control. If we are unable to realize the anticipated savings and efficiencies from our reductions in force, other restructuring efforts and future strategic initiatives, our business, results of operations and financial condition could be harmed.
In the first quarter of 2023, we reorganized our business into business units. These changes may be disruptive to our business and may not have the desired effects.
As we announced in February 2023, in the first quarter of 2023, we reorganized our business into two business units – Twilio Communications and Twilio Data & Applications – to enable us to develop the organization and systems to successfully operate a multi-product business and to better align our sales resources with customer and market opportunities.
We expect that our business unit reorganization will require significant expenditures and allocation of valuable management resources and may place significant demands on our operational and financial infrastructure. This could lead to a number of risks, including: actual or perceived disruption of service or reduction in service standards to our customers; the failure to preserve adequate internal controls as we reorganize our general and administrative functions, including our information technology and financial reporting infrastructure; the failure to preserve partnership, sales and other important relationships and to resolve conflicts that may arise; loss of sales as we eliminate certain sales positions, reorganize our sales teams into business units, and focus on leveraging our self-service capabilities; failure to develop effective cross-selling motions between the businesses; failure of the business units to drive efficiencies and leverage; diversion of management attention from ongoing business activities and core business objectives in order to manage operational changes; and the failure to maintain our corporate culture, employee morale and productivity, and to retain highly skilled employees due to reductions in our workforce and changes in leadership structure. Because of these and other factors, we cannot predict whether we will realize the purpose and anticipated benefits of the business unit reorganization, and if we do not, our business, results of operations and financial condition could be adversely affected.
Our business depends on customers increasing their use of our products, and a loss of customers or decline in their use of our products could adversely affect our business, results of operations and financial condition.
Our revenue grows as customers increase their usage of a product, extend their usage of a product to new applications or adopt a new product that we offer. The majority of our revenue is usage-based and our ability to grow and generate incremental revenue depends, in part, on our ability to maintain and grow our relationships with existing customers and to have them increase their usage of our platform. If our customers do not increase their use of our products, then our revenue may decline. The majority of our customers are charged based on their usage of our products. Most customers do not have long-term contractual financial commitments to us and, therefore, most of our customers may reduce or cease their use of our products at any time without penalty or termination charges. Customers may terminate or reduce their use of our products for any number of reasons, including if they are not satisfied with our products, the value proposition of our products or our ability to meet their needs and expectations, or due to their use of competitors’ products. For example, prior instances of disruptions in our cloud communications platform impacted our customers’ ability to use products on our platform for up to several hours at a time. Issues with our products have caused, and may in the future cause, us to incur certain costs associated with offering credits to our affected customers, which have had, and in the future may have, an adverse impact on customer satisfaction and our ability to retain or attract customers.
Additionally, we believe our ability to provide customers with high-quality, effective customer support services at all stages of the process is a crucial component of maintaining customer satisfaction, generating increased customer usage of our products and ultimately retaining customers. Our inability to devote sufficient resources to effectively assist our customers could adversely affect our ability to retain existing customers and could disincentivize prospective customers from adopting our products. We may be unable to respond quickly enough to accommodate short-term increases in demand for customer support. We also may be unable to modify the nature, scope and delivery of our customer support in order to compete with changes in the support services provided by our competitors. Our sales are highly dependent on our business reputation and on positive recommendations from our customers. Our inability to provide high-quality customer support, or a market perception that we do not maintain high-quality customer support, could erode the trust of current and potential customers and adversely affect our reputation.
Customer usage of our products is generally outside of our control and therefore it is difficult to accurately predict customers’ usage levels. The loss of customers or reductions in their usage levels of our products may each have a negative impact on our business, results of operations and financial condition. Our Dollar-Based Net Expansion Rate may decline in the future if customers are not satisfied with our products and related customer service experience, the value proposition of our products or our ability to meet their needs and expectations. If a significant number of customers cease using, or reduce their usage of our products, including due to cost-saving measures in the face of macroeconomic uncertainty or changes in the competitive landscape, then we may be required to spend significantly more on sales and marketing than we currently expect in order to maintain or increase revenue from customers. Such additional sales and marketing expenditures could adversely affect our business, results of operations and financial condition.
If we are unable to attract new customers in a cost-effective manner, sell additional products to our existing customers or develop new products and enhancements to our products that achieve market acceptance then our business, results of operations and financial condition would be adversely affected.
To grow our business, we must continue to attract new customers in a cost-effective manner, increase revenue from existing customers, and increase gross margins, each of which depends in part on our ability to enhance and improve our existing products, increase adoption and usage of our products, and introduce new products, particularly products with higher gross margins. We use a variety of marketing channels to promote our products and platform, such as developer events and developer evangelism, search engine marketing and optimization, regional customer events, email campaigns, billboard advertising and public relations initiatives. If the costs of the marketing channels we use increase, then we may choose to use alternative and less expensive channels, which may not be as effective as the channels we currently use. We have made in the past, and may make in the future, significant expenditures and investments in new marketing campaigns, and we cannot guarantee that any such investments will lead wider adoption of our products or to the cost-effective acquisition of additional customers. If we are unable to maintain effective marketing programs, then our ability to efficiently attract new customers could be adversely affected and we may not be able to attract the number and types of new customers we are seeking.
In addition, our ability to attract new customers and increase revenue from existing customers depends in large part on our ability to enhance and improve our existing products and to introduce compelling new products that reflect the changing nature of our markets, technological advances and industry standards. The success of any enhancements or new products depends on several factors, including timely completion, adequate quality testing, actual performance quality, market-accepted pricing levels and overall market acceptance. Enhancements and new products that we develop may not be introduced in a timely or cost-effective manner, may contain errors or defects, may require reworking features and capabilities, may have interoperability difficulties with our platform or other products or may not achieve the broad market acceptance necessary to generate significant revenue or increase our gross margins. Furthermore, our ability to increase the usage of our products depends, in part, on the development of new use cases for our products, which is typically driven by our developer community and may be outside of our control. Our ability to generate usage of additional products by our customers may also require increasingly sophisticated and more costly sales efforts and result in a longer sales cycle. If we are unable to successfully enhance our existing products to meet evolving customer requirements, increase adoption and usage of our products, develop and drive adoption of new products, and increase our gross margins, or if our efforts to increase the usage of our products are more expensive than we expect, then our business, results of operations and financial condition would be adversely affected. The adoption of our products, and the development of enhancements and new products, also depends, in part, on our ability to anticipate complex and uncertain emerging technologies, changes to customers’ needs and expectations, and shifts in industry standard practices. Anticipating these factors requires that we allocate significant resources without any guarantee that any such investments and efforts will result in wider adoption of our products in the marketplace. If we are unable to adequately anticipate these changes, then our business and financial condition could be adversely affected.
Additionally, the success of our existing products and any new products we introduce depends, in part, on our ability to integrate them with third-party products used by us or our customers. The providers of such third-party products may modify the features, functionality, pricing, and other terms and conditions with respect to such products in a manner adverse to us and to our customers that use such third-party products in connection with our products. If we are unable to maintain the integrations between our products with such third-party products, our ability to meet the needs and expectations of our current and prospective customers could be adversely affected and adversely affect our business.
If we are unable to successfully enhance our existing products to meet evolving customer requirements, increase adoption and usage of our products, develop and drive adoption of new products, maintain integrations with third-party products, anticipate changes in technology, customers’ needs and expectations, or industry standards, and increase our gross margins, or if our efforts to increase the usage of our products are more expensive than we expect, then our business, results of operations and financial condition would be adversely affected.
If we are unable to increase adoption of our products by enterprises, our business, results of operations and financial condition may be adversely affected.
Historically, a majority of our revenue has been generated as a result of software developers adopting our products through our self-service model. Our ability to increase our customer base, especially among enterprises, and achieve broader market acceptance of our products will depend, in part, on our ability to effectively organize, focus and train our sales, marketing and other employees. Our ability to convince enterprises to adopt our products will depend, in part, on our ability to attract and retain sales employees with experience selling to enterprises. We believe that there is significant competition for experienced sales professionals with the skills and technical knowledge that we require. Even if we are successful in hiring qualified sales employees, new hires require significant training and experience before they achieve full productivity, particularly for sales efforts targeted at enterprises and new territories. Our recent hires and planned hires may not become as productive as quickly as we expect, and we may encounter difficulties or be unable to hire or retain sufficient numbers of qualified individuals in the future in the markets where we do business. Because we do not have a long history of targeting our sales efforts at enterprises, we cannot predict whether, or to what extent, our sales will increase as we organize and train our sales force or how long it will take for sales employees to become productive.
As we seek to increase the adoption of our products by enterprises, including products like Segment and Engage, which are primarily aimed at complex customer data platform implementations at larger companies, and Flex, which is primarily aimed at complex contact center implementations at larger companies, we expect to incur higher costs and longer sales cycles. In the enterprise market segment, the decision to adopt our products may require the approval of multiple technical and business decision makers, including legal, security, compliance, procurement, operations and information technology (“IT”). In addition, while enterprise customers may quickly deploy our products on a limited basis, before they will commit to deploying our products at scale, they often require extensive education about our products and significant customer support time and also engage in protracted pricing and contract negotiations, which may be exacerbated by changing inflationary pressure and reduced IT budgets and may result in higher costs and longer sales cycles. In addition, sales cycles for enterprises are inherently more complex and less predictable than the sales through our self-service model, and some enterprise customers may not use our products enough to generate revenue that justifies the cost to obtain such customers. These complex and resource-intensive sales efforts could place additional strain on our product and engineering resources. Further, enterprises, including some of our customers, may choose to develop their own solutions that do not include our products. They may also demand reductions in pricing as their usage of our products increases, notwithstanding increased costs incurred by us to provide such products, which could have an adverse impact on our gross margin. Additionally, economic recessions or slowdowns can result in our enterprise customers terminating their arrangements with us, longer sales cycles, and reduced or limited contract values as enterprise organizations focus on general cost reductions in the face of macroeconomic uncertainty. As a result of our limited experience selling and marketing to enterprises, our efforts to sell to these potential customers may not be successful. If we are unable to increase the revenue that we derive from enterprises, then our business, results of operations and financial condition may be adversely affected.
The market for our products and platform continues to evolve, and may decline or experience limited growth, and is dependent in part on developers continuing to adopt our platform and use our products.
The market for our products and platform continues to evolve, which makes our business and future prospects difficult to evaluate. We believe that our revenue currently constitutes a significant portion of the total revenue in the market, and therefore, we believe that our future success will depend in large part on the growth, if any, and evolution of this market. If developers and organizations do not recognize the need for and benefits of our products and platform, they may decide to adopt alternative products and services to satisfy some portion of their business needs. In order to grow our business and extend our market position, we intend to focus on educating developers and other potential customers about the benefits of our products and platform, expanding and improving the functionality of our products and bringing new technologies to market to increase market acceptance and use of our platform. Our growth will depend, in part, on our ability to leverage more of our self-service capability for developers that do not need direct account coverage. We will also continue to prioritize accelerating software sales, which could have an impact on our results of operations. Our ability to expand the market that our products and platform address depends upon a number of factors, including the cost, performance and perceived value associated with such products and platform. The market for our products and platform could fail to grow significantly, or at all, or there could be a reduction in demand for our products as a result of any number of factors, including a lack of developer acceptance, technological challenges, competing products and services, decreases in spending by current and prospective customers, weakening economic conditions, including due to labor shortages, supply chain disruptions and inflationary pressures and other causes. If our market does not experience significant growth or demand for our products decreases, then our business, results of operations and financial condition could be adversely affected.
If we fail to effectively manage our growth, then our business, results of operations and financial condition could be adversely affected.
Although we cannot provide any assurance that our business will continue to grow at the same rate or at all in the future, we have experienced substantial growth in our business and operations in recent years, which has placed, and may continue to place, significant demands on our management and our operational and financial resources. Although we committed to workforce reduction plans in September 2022 and February 2023 to reduce operating costs, improve operating margins and accelerate profitability, we may experience employee growth in the future. We have also experienced significant growth in the number of customers, usage and amount of data that our platform and associated infrastructure support. As a result of this growth, our organizational structure is becoming more complex as we improve our operational, financial and management controls as well as our reporting systems and procedures. The expansion of our systems and infrastructure, as well as the changes arising from our business unit reorganization, will require us to commit substantial financial, operational, and technical resources. Our revenue may not increase as a result of our investments in these areas and, if revenue does increase, it may not increase enough to offset these investments, or it may take several periods before we begin to see the benefits of these investments. If we are unable to adequately manage our growth and other business changes in a manner that preserves the key aspects of our corporate culture, including as a result of our recent reductions in force and business unit reorganization, the quality and performance of our products may suffer, which could negatively affect our brand, reputation and ability to retain and attract customers and employees. Finally, if we are unable to maintain reliable service levels for our customers or if the level of efficiency in our organization suffers as we grow and transform our operating model, then our business, results of operations and financial condition could be adversely affected.

The market in which we participate is intensely competitive, and if we do not compete effectively, our business, results of operations and financial condition could be harmed.
The market for customer engagement platform is rapidly evolving, significantly fragmented and highly competitive, with relatively low barriers to entry in some segments. The principal competitive factors in our market include completeness of offering, credibility with customers, global reach, ease of integration and programmability, product features, platform scalability, reliability, deliverability, security and performance, brand awareness and reputation, the strength of sales and marketing efforts, customer support, as well as the cost of deploying and using our products. In our Communications business, our competitors are primarily (i) regional network service providers that offer limited developer functionality on top of their own physical infrastructure, (ii) CPaaS companies that offer communications products and applications, and (iii) other software companies that compete with portions of our communications product line. In our Data & Applications business our competitors are primarily (i) legacy on-premises vendors, (ii) SaaS companies and marketing cloud platform vendors that offer bundled applications and platforms, and (iii) CRM and customer experience vendors.
Some of our competitors and potential competitors are larger and have greater name recognition, longer operating histories, more established customer relationships, larger budgets, lower operating costs, and significantly greater resources than we do. As a result, our competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards, customer requirements or changing economic conditions. Our competitors may also offer products or services that address one or a limited number of functions at lower prices, with greater depth than our products or in different geographies. Our current and potential competitors may develop and market new products and services with comparable functionality to our products, and this could lead to us having to decrease prices in order to remain competitive.
With the introduction of new products and services and new market entrants, we expect competition to intensify in the future. As we expand the scope of our products, we may face additional competition and, in some cases, may find our products in competition with those of our customers, which could cause them to replace our products with competitive offerings. If one or more of our competitors were to merge or partner with another of our competitors or our suppliers, the change in the competitive landscape could also adversely affect our ability to compete effectively. For example, certain of our competitors have engaged in acquisition activity and we expect that our competitors will continue to evaluate the acquisition of companies and technologies that could increase competition with our products in the future. In addition, some of our competitors have lower list prices than us, which may be attractive to certain customers even if those products have different or lesser functionality. Pricing pressures and increased competition generally could result in reduced revenue, reduced margins, increased losses or the failure of our products to achieve or maintain widespread market acceptance, any of which could harm our business, results of operations and financial condition.
Our business, results of operations and financial condition also depends, in part, on our ability to establish and maintain relationships through resellers, distributors, and strategic partners. A portion of our revenue is derived from sales made by these partners and any one of them may later decide to sell their own products or those of third parties that may be competitive with our products. A loss or reduction in sales of our products through these third-party intermediaries could adversely affect our revenue and other results of operations.
We have a history of losses and may not achieve or sustain profitability in the future.
We have incurred net losses in each year since our inception, including net losses of $1.3 billion, $949.9 million and $491.0 million in the years ended December 31, 2022, 2021 and 2020, respectively. We had an accumulated deficit of $3.4 billion as of December 31, 2022. We will need to generate and sustain increased revenue levels, and manage our operating expenses, in future periods to become profitable and, even if we do, we may not be able to maintain or increase our level of profitability. We expect to continue to expend substantial financial and other resources on, among other things: investments in our engineering team; improvements in security and data protection; the development of new products, features and functionality and enhancements to our platform; sales and marketing, including the continued expansion of our direct sales organization and marketing programs, especially for enterprises, organizations outside of the United States, and programs directed at increasing our brand awareness among developers, as well expansion of our self-service capabilities; expansion of our operations and infrastructure, both domestically and internationally; and general administration, including legal, accounting and other expenses related to being a public company. Our efforts to grow our business may be more costly than we expect, and we may not be able to increase our revenue enough to offset our increased operating expenses. We may incur significant losses in the future for a number of reasons, including the other risks described herein, and unforeseen expenses, difficulties, complications and delays and other unknown events. If we are unable to achieve and sustain profitability, or if we incur significant losses, the value of our business and Class A common stock may significantly decrease.

We depend largely on the continued services of highly skilled personnel, including our senior management and other key employees, and failing to attract, integrate or retain such employees could adversely affect our business, results of operations and financial condition.
Our future performance depends on the continued services and contributions of highly skilled personnel, including our senior management and other key employees, to execute on our business plan, to develop our products and platform, to deliver our products to customers, to attract and retain customers and to identify and pursue opportunities to expand our business. We believe that there is, and will continue to be, intense competition for highly skilled management, technical, sales and other employees with experience in our industry. In addition, we have experienced and may continue to experience high levels of employee attrition, which could significantly delay or prevent the achievement of our business objectives, and any resulting influx of new employees may require us to expend time, attention and resources to recruit and retain employees, restructure parts of our organization and train and integrate new personnel. We have focused our hiring efforts on areas such as Segment, Engage and Flex, and we have frozen the vast majority of new hires and backfills outside of these core areas. If we fail to effectively manage attrition, and to hire, integrate and adequately incentivize our personnel, our efficiency and ability to meet our operational and growth targets, as well as our corporate culture, employee morale, productivity and retention, could suffer, and our business and operating results would be adversely impacted. Additionally, loss of services of senior management or other key employees could significantly delay or prevent the achievement of our development and strategic objectives. In particular, we depend to a considerable degree on the vision, skills, experience and effort of our co-founder and Chief Executive Officer, Jeff Lawson. Any of our executive officers may terminate employment with us at any time with no advance notice. We have experienced, and may continue to experience, high attrition among our senior management team and key employees. The replacement of any of our senior management or other key employees will involve significant time and costs, and any loss of services of any such key employee for any reason could significantly delay or prevent the achievement of our business objectives and could adversely affect our business, results of operations and financial condition.
The labor market for our business is subject to external factors that are beyond our control, including our industry’s highly competitive market for skilled workers and leaders, inflation, effects that the COVID-19 pandemic has had on the labor market, and workforce participation rates. We must provide competitive compensation packages and a high-quality work environment to hire, retain and motivate employees. Volatility in, or the actual or perceived lack of performance of, our stock price may affect our ability to attract, motivate and retain key employees. In September 2022 and February 2023, we implemented reductions in force, which may have an impact on our ability to hire, retain and motivate employees. If we are unable to retain and motivate our existing employees and attract qualified employees to fill key positions, we may be unable to manage our business effectively, including the development, marketing and sale of our products, which could adversely affect our business, results of operations and financial condition.
Further, we believe that a critical contributor to our success and our ability to attract, recruit, hire and retain highly skilled personnel has been our corporate culture. As we grow and experience organizational changes, including as a result of the reductions in force and our business unit restructuring, we may find it difficult to maintain important aspects of our corporate culture. While we are taking steps to develop a more inclusive and diverse workforce, there is no guarantee that we will be able to do so. Our inability to preserve our culture, or to reshape our culture, as we grow and transform our operating model could limit our ability to innovate and could negatively affect our ability to retain and recruit personnel, continue to perform at current levels or execute on our business strategy, any one of which could adversely affect our business, results of operations and financial condition.
If we are not able to maintain and enhance our brand and increase market awareness of our company and products, then our business, results of operations and financial condition may be adversely affected.
We believe that maintaining and enhancing the “Twilio” brand identity and increasing market awareness of our company and products, particularly among developers and enterprises, is critical to achieving widespread acceptance of our platform, to strengthen our relationships with our existing customers and to our ability to attract new customers. The successful promotion of our brand will depend largely on our continued marketing efforts, our ability to continue to offer high-quality products, and our ability to successfully differentiate our products and platform from competing products and services. Our brand promotion and thought leadership activities may not be successful or yield increased revenue. In addition, independent industry analysts often provide reviews of our products and competing products and services, which may significantly influence the perception of our products in the marketplace. If these reviews are negative or not as strong as reviews of our competitors’ products and services, then our brand may be harmed.
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
If we are unable to adapt and respond effectively to rapidly changing technology, evolving industry standards, changing regulations, evolving interoperability requirements, and changing customer needs, requirements or preferences, our products may become less competitive.
The market for communications in general, and cloud communications in particular, is subject to rapid technological change, evolving industry standards, changing regulations, as well as changing customer needs, requirements and preferences. These are all uncertain and we cannot predict the consequences, effects, or introduction of new, disruptive, emerging technologies or the manner and pace at which our market develops over time, and our ability to compete in our market depends on predicting and adapting to these changing circumstances. The success of our business will depend, in part, on our ability to adapt and respond effectively to these changes on a timely basis. If we are unable to develop new products that satisfy our customers and provide enhancements and new features for our existing products that keep pace with rapid technological and industry change, including but not limited to Signature-based Handling of Asserted Information Using toKENs (“SHAKEN”) and Secure Telephone Identity Revisited (“STIR”) standards (together, “SHAKEN/STIR”) and applicable industry standards, our business, results of operations and financial condition could be adversely affected. If new technologies emerge that are able to deliver competitive products and services at lower prices, more efficiently, more conveniently or more securely or new products are introduced into the market that could render our products obsolete, such technologies and products could adversely impact our ability to compete effectively and may lead to customers reduce or terminate their usage of our products.
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
We currently interconnect with fixed and mobile network service providers around the world to enable the use by our customers of our products over their networks. Although we are in the process of acquiring authorization in many countries for direct access to phone numbers and for the provision of voice and messaging services on the networks of fixed and mobile network service providers, we expect that we will continue to rely on network service providers for these services. Where we do not have direct access to phone numbers, our reliance on network service providers has reduced our operating flexibility, ability to make timely service changes and control quality of service. In addition, the fees that we are charged by network service providers may change daily or weekly and we can be subject to the imposition of additional fees, penalties, or other administrative or technical requirements, and even service interruption, due to regulatory, competitive, or other industry related changes over which we have little to no control. We typically do not change our customers’ pricing as rapidly and, as a result, such fee increases could adversely affect our business and results of operations.
For example, in recent years, multiple major U.S. mobile carriers have introduced Application to Person (“A2P”) SMS service offerings that added a new fee for A2P SMS messages delivered to their respective subscribers, and, from time-to-time, other U.S. mobile carriers have added similar fees. While we have historically responded to these types of fee increases through a combination of further negotiating efforts with our network service providers, absorbing the increased costs or changing our prices to customers, there is no guarantee that we will continue to be able to respond in these ways in the future without a material negative impact to our business. In the case of these new carriers’ A2P SMS fees, after a short phase-in period where we absorbed the fees, we began on May 1, 2021 to pass these fees directly through to our customers who are sending SMS messages to these carriers’ subscribers. Passing these fees through to our customers typically has the effect of increasing our revenue and cost of revenue, but typically does not impact the gross profit dollars received for sending these messages and, as a result, has a negative impact on our gross margins. Additionally, our ability to respond to any new fees may be constrained if all network service providers in a particular market impose equivalent fee structures, if the magnitude of the fees is disproportionately large when compared to the underlying prices paid by our customers, or if the market conditions limit our ability to increase the price we charge our customers.
Furthermore, many of these network service providers do not have long-term committed contracts with us and may interrupt services or terminate their agreements with us without notice. If a significant portion of our network service providers stop providing us with access to their infrastructure, fail to provide these services to us on a cost-effective basis, cease operations, or otherwise terminate these services, the delay caused by qualifying and switching to other network service providers could be time consuming and costly and could adversely affect our business, results of operations and financial condition. Further, if problems occur with our network service providers, it may cause errors, service outages, or poor-quality communications on our products, and we could encounter difficulty identifying the source of the problem. The occurrence of errors, service outages, or poor-quality communications on our products, whether caused by our platform or a network service provider, may result in the loss of our existing customers or the delay of adoption of our products by potential customers and may adversely affect our business, results of operations and financial condition.
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
We also interconnect with internet service providers around the world to enable the use of our email products by our customers, and we expect that we will continue to rely on internet service providers for network connectivity going forward. Our reliance on internet service providers reduces our control over quality of service and exposes us to potential service outages and rate fluctuations. The occurrence of poor-quality of service or service outages on our products may result in the loss of our existing customers or the delay of adoption of our products by potential customers and may adversely affect our business, results of operations and financial condition. Similarly, if a significant portion of our internet service providers stop providing us with access to their network infrastructure, fail to provide access on a cost-effective basis, cease operations, or otherwise terminate access, the delay caused by qualifying and switching to other internet service providers could be time consuming and costly and could adversely affect our business, results of operations, and financial condition.
Failure to set optimal prices for our products could adversely impact our business, results of operations and financial condition.
For certain of our products, we primarily charge our customers based on their use of such products (“usage-based pricing”). One of the challenges of our usage-based pricing model is the variability of the fees that we pay to network service providers over whose networks we transmit communications. Such network fees can vary daily or weekly and are affected by volume and other factors that may be outside of our control, and which are difficult to predict. This can result in us incurring increased costs that we may be unable or unwilling to pass through to our customers, which could adversely impact our business, results of operations and financial condition. If we elect to pass through increased fees to our customers, it could adversely affect our relationship with our customers and our customers may look for lower cost alternatives.
We expect that we may need to change our pricing model from time to time. In the past, we have at times reduced our prices either for individual customers in connection with long-term agreements or for a particular product. Further, as competitors introduce new products or services that compete with ours or reduce their prices, we may be unable to attract new customers or retain existing customers based on our historical pricing. As we expand internationally, we also must determine the appropriate price to enable us to compete effectively internationally. Moreover, enterprises may demand substantial price concessions. In addition, if the mix of products sold changes, including for a shift to IP-based products, then we may need to, or choose to, revise our pricing. As a result, in the future we may be required or choose to reduce our prices or change our pricing models, which could adversely affect our business, results of operations and financial condition.
We are continuing to expand our international operations, which exposes us to risks inherent in global operations.
We are continuing to expand our international operations to increase our revenue from customers outside of the United States as part of our growth strategy. In the years ended December 31, 2022 and 2021, we derived 34% and 32% of our revenue from customer accounts located outside the United States, respectively. The future success of our business will depend, in part, on our ability to expand our customer base worldwide. Between December 31, 2021 and December 31, 2022, our international headcount grew from 2,964 employees to 3,490 employees. We expect to continue to hire employees outside of the United States to reach new customers and gain access to additional technical talent. Operating in international markets requires significant resources and management attention and will subject us to regulatory, economic and political risks in addition to those we already face in the United States.
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
•the need to adapt and localize our products and support for specific countries;
•understanding, reconciling, and implementing technical controls to address, different technical standards, data privacy and telecommunications regulations, and registration and certification requirements outside the United States, which could prevent customers from deploying our products or limit their usage;
•our ability to comply with laws, regulations and industry standards relating to data privacy, data protection, data localization and data security enacted in countries and other regions in which we operate or do business, including the GDPR and Brazil’s General Data Protection Law (Lei Geral de Proteção de Dados Pessoais) (Law No. 13,709/2018);
•difficulties in understanding and complying with local laws, regulations and customs in non-U.S. jurisdictions;
•compliance with export controls and economic sanctions regulations administered by U.S. and foreign governmental entities in jurisdictions in which we operate, including the Department of Commerce's Bureau of Industry and Security and the Treasury Department’s Office of Foreign Assets Control;
•compliance with various anti-bribery and anti-corruption laws such as the U.S. Foreign Corrupt Practices Act, as amended (“FCPA”) and United Kingdom Bribery Act of 2010;
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
Also, due to costs from our international expansion efforts and network service provider fees outside of the United States, which generally are higher than domestic rates, our gross margin for international customers is typically lower than our gross margin for domestic customers. As a result, our gross margin has been, and may continue to be, adversely impacted as we expand our operations and customer base worldwide. Our failure to manage any of these risks successfully could harm our international operations, and adversely affect our business, results of operations and financial condition.
We currently generate significant revenue from our largest customers, and the loss or decline in revenue from any of these customers could harm our business, results of operations and financial condition.
In the years ended December 31, 2022, 2021 and 2020, our 10 largest Active Customer Accounts generated an aggregate of 12%, 11% and 14% of our revenue, respectively. If any of these customers, or other large customers do not continue to use our products, use fewer of our products, or use our products in a more limited capacity, or not at all, our business, results of operations and financial condition could be adversely affected. Additionally, the usage of our products by customers that do not have long-term contracts with us may change between periods. Those with no long-term contract with us may reduce or fully terminate their usage of our products at any time without notice, penalty or termination charges, which may adversely impact our results of operations.
We may not realize potential benefits from our acquisitions, partnerships and investments because of difficulties related to integration, the achievement of synergies, and other challenges.
We have acquired and invested in businesses and technologies that are complementary to our business through acquisitions, partnerships or investments, and we expect to continue to selectively evaluate strategic opportunities in the future. There can be no assurances that our businesses can be combined in a manner that allows for the achievement of substantial benefits. Any integration process may require significant time and resources, and we may not be able to manage the process successfully as our ability to acquire and integrate larger or more complex companies, products, or technology in a successful manner is unproven. If we are not able to successfully integrate these acquired businesses with ours or pursue our customer and product strategy successfully, the anticipated benefits of such acquisitions may not be realized fully or may take longer than expected to be realized. Further, it is possible that there could be a loss of our key employees and customers, disruption of ongoing businesses or unexpected issues, higher than expected costs and an overall post-completion process that takes longer than originally anticipated. In addition, the following issues, among others, must be addressed in order to realize the anticipated benefits of our acquisitions, partnerships or investments:
•combining the acquired businesses’ corporate functions with our corporate functions;
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
•integrating the companies’ compliance, administrative and IT infrastructure;
•developing products and technology that allow value to be unlocked in the future;
•evaluating and forecasting the financial impact of such acquisitions, partnerships and investments, including accounting charges; and

•effecting potential actions that may be required in connection with obtaining regulatory approvals.
In addition, at times the attention of certain members of our management and resources may be focused on integration of the acquired businesses and diverted from day-to-day business operations, which may disrupt our ongoing business.
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
The effects of the COVID-19 pandemic and related public health measures have affected how we and our customers, partners and service providers are operating our respective businesses, and the extent of the impact on our business and results of operations remains uncertain.
The global COVID-19 pandemic has disrupted, and may continue to disrupt, our day-to-day operations and the operations of our customers, partners and service providers. The pandemic and its impact on the global economy may result in differing levels of demand for our products as the priorities, resources, financial conditions and economic outlook of our customers, partners and service providers change, which could adversely affect or increase the volatility of our financial results. Any prolonged contractions in industries impacted by COVID-19, along with any effects on supply chain or on other industries in which our customers, partners and service providers operate, could adversely impact our business, results of operations and financial condition. The pandemic could also result in reduced customer demand and willingness to enter into or renew contracts with us, which would adversely impact our business, results of operations and overall financial performance in future periods. While we have developed and continue to develop plans to help mitigate the potential negative impact of the pandemic on our business, these efforts may not be effective. The impact of the pandemic on our business will continue to depend on future developments, including but not limited to, the emergence of new coronavirus variants, the efforts or other actions undertaken to contain the virus or mitigate its effects and the easing or removal of such actions, all of which could evolve or change at any given time and are difficult to predict. If the COVID-19 pandemic continues to impact our employees, partners, suppliers or customers, or if the abatement of the pandemic results in decreased demand or a more challenging sales environment, our business, results of operations and financial condition may be harmed.
Risks Related to Cyber Security, Data Privacy and Intellectual Property
Breaches of or incidents impacting our networks or systems, or those of Amazon Web Services (“AWS”) or our service providers, could degrade our ability to conduct our business, compromise the integrity of our products, platform and data, result in significant loss or unavailability of data and the theft of our intellectual property, damage our reputation, expose us to liability to third parties and require us to incur significant additional costs to maintain the security of our networks and data.
We depend upon our IT systems to conduct virtually all of our business operations, ranging from our internal operations and research and development activities to our marketing and sales efforts and communications with our customers and business partners. We have in the past and may in the future be subject to a variety of evolving threats, including but not limited to social-engineering attacks (including through phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks (such as credential stuffing), personnel misconduct or error, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss or unavailability of data or other information technology assets, adware, telecommunications failures, earthquakes, fires, floods and other similar threats.
Individuals or entities may attempt to penetrate the security of our platform, or of our network or systems, and to cause harm to our business operations, including by misappropriating our proprietary information or that of our customers, employees and business partners or to cause interruptions of our products and platform. In particular, cyberattacks and other malicious internet-based activity continue to increase in frequency and in magnitude generally, and cloud-based companies have been targeted in the past. In addition to threats from traditional computer hackers, malicious code, software vulnerabilities, supply chain attacks and vulnerabilities through our third-party partners, employees theft or misuse, password spraying, phishing, smishing, vishing, credential stuffing and denial-of-service attacks, we also face threats from sophisticated organized crime, nation-state, and nation-state supported actors who engage in attacks (including advanced persistent threat intrusions) that add to the risk to our systems (including those hosted on AWS or other cloud services), internal networks, our customers’ systems and the information that they store and process. Ransomware and cyber extortion attacks, including those perpetrated by organized criminal threat actors, nation-states, and nation-state-supported actors, are becoming increasingly prevalent and severe and can lead to significant interruptions in our operations, loss of data and income, reputational harm, and diversion of funds. Extortion payments may alleviate or reduce the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments. Because the techniques used to access, disrupt or sabotage devices, systems and networks change frequently and may not be recognized until launched against a target, we may be required to make further investments over time to protect data and infrastructure as cybersecurity threats develop, evolve and grow more complex over time. We may also be unable to anticipate these techniques, and we may not become aware in a timely manner of any security breach or incident, which could exacerbate any damage we experience.
Additionally, we depend upon our employees and contractors to appropriately handle confidential and sensitive data, including customer data, and to deploy our IT resources in a safe and secure manner that does not expose our network systems to security breaches or incidents or the loss, alteration, unavailability, or other unauthorized processing of data. We have been and expect to be subject to cybersecurity threats and incidents, including denial-of-service attacks, employee errors or individual attempts to gain unauthorized access to information systems. Any data security incidents, including internal malfeasance or inadvertent disclosures by our employees or a third party’s fraudulent inducement of our employees to disclose information, unauthorized access or usage, virus or similar breach or incident or disruption of our platform, systems, or networks or those of our service providers, such as AWS, could result in loss, unavailability, or other unauthorized processing of confidential information, and any such event, or the perception that it has occurred, may result in damage to our reputation, erosion of customer trust, loss of customers, litigation, regulatory investigations, fines, penalties and other liabilities. For example, in June and August 2022, we became aware that threat actors had conducted sophisticated social engineering campaigns against some of our employees after having obtained employee names and cell phone numbers from unknown sources. The attack identified in August, which involved smishing text messages that purported to be from our IT department, resulted in the threat actor obtaining some of our employees’ credentials and access to certain data of approximately 209 customers out of our total customer base of approximately 270,000 at that time. We notified and worked with our affected customers. We also notified appropriate regulators and addressed their questions about the incident. We also took steps to remediate the incident, including enhancing our security training, improving our two factor authentication requirements, implementing additional layers of control within our VPN, reducing access to certain internal applications and tools, and increasing the refresh frequency for access to certain internal applications. Industry reports indicate that the threat actors also attacked other technology, telecommunication and cryptocurrency companies.
Furthermore, we are required to comply with laws and regulations that require us to maintain the security of personal information and we may have contractual and other legal obligations to notify customers, regulators, impacted individuals or other relevant stakeholders of security breaches. Such disclosures are costly, and the disclosures or the failure to comply with such requirements could lead to adverse consequences. If we (or a third party upon whom we rely) experience a security incident or are perceived to have experienced a security incident, we may experience adverse consequences. These consequences may include: government enforcement actions and other actions or proceedings (for example, investigations, audits, and inspections), and related fines, penalties, required remedial actions, or other obligations and liabilities; additional reporting requirements and/or oversight; restrictions on processing or transferring data (including personal data); claims, demands, and litigation (including class claims); indemnification obligations; monetary fund diversions; interruptions in our operations (including availability of data); financial loss and other similar harms. Actual and perceived security incidents and attendant consequences could also lead to negative publicity and reputational harm, may cause our customers to lose confidence in the effectiveness of our security measures and require us to expend significant capital and other resources to respond to and/or mitigate the security incident. Accordingly, if our cybersecurity measures or those of AWS or our service providers fail to protect against unauthorized access, attacks (which may include sophisticated cyberattacks), compromise or the mishandling of data by our employees and contractors, then our reputation, customer trust, business, results of operations and financial condition could be adversely affected.
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
We substantially rely upon AWS to operate our platform, and any disruption of or interference with our use of AWS would adversely affect our business, results of operations and financial condition.
We outsource a substantial majority of our cloud infrastructure to AWS, which hosts our products and platform. Our customers need to be able to reliably access our platform, without material interruption or degradation of performance. AWS runs its own platform that we access, and we are, therefore, vulnerable to service interruptions at AWS. We have experienced, and expect that we may experience interruptions, delays and outages in service and availability in the future due to a variety of factors, including infrastructure changes, human or software errors, website hosting disruptions and capacity constraints.

Capacity constraints could be caused by a number of potential causes, including technical failures, natural disasters, public health epidemics or pandemics (such as COVID-19), fraud or security attacks. In addition, if our security, or that of AWS, is compromised, our products or platform are unavailable, or if our users are unable to use our products within a reasonable amount of time or at all, any one of which may be due to circumstances beyond our control, then our business, results of operations and financial condition could be adversely affected. In some instances, we may encounter difficulties or otherwise not be able to identify the cause or causes of these performance problems within a period of time acceptable to our customers. It may become increasingly difficult to maintain and improve our platform performance and to troubleshoot performance issues, especially during peak usage times, as our products become more complex and the usage of our products increases. To the extent that we do not effectively address capacity constraints, either through AWS or alternative providers of cloud infrastructure, or other factors that may result in interruptions, delays and outages in service and availability of our products and/or services, our business, results of operations and financial condition may be adversely affected. In addition, if Amazon requires that we comply with unfavorable terms in order to continue our use of AWS of if Amazon implements any changes in its service levels for AWS, the changes may adversely affect our ability to meet our customers’ requirements, result in negative publicity which could harm our reputation and brand and may adversely affect the usage of our platform.
The substantial majority of the services we use from AWS are for cloud-based server capacity and, to a lesser extent, storage and other optimization offerings. AWS enables us to order and reserve server capacity in varying amounts and sizes distributed across multiple regions. We access AWS infrastructure through standard IP connectivity protocols. AWS provides us with computing and storage capacity pursuant to an agreement that continues until terminated by either party. AWS may terminate the agreement if we fail to cure a breach of the agreement within 30 days of our being notified of the breach and, in some cases, AWS may suspend the agreement immediately for cause upon notice. Although we expect that we could procure similar services from other third parties, if any of our arrangements with AWS are terminated, we could experience interruptions to our platform and encounter difficulties in our ability to make our products reliably accessible by customers, as well as delays and additional expenses in procuring, implementing, and transitioning to alternative cloud infrastructure services. Any of the above circumstances or events may harm our reputation, erode customer trust, cause customers to stop using or reducing their usage of our products, discourage them from renewing their contracts, impair our ability to increase revenue from existing customers, impair our ability to grow our customer base, subject us to financial penalties and liabilities under our service level agreements and otherwise harm our business, results of operations and financial condition.
Our actual or perceived failure to comply with increasingly stringent laws, regulations and contractual obligations relating to privacy, data protection and data security could harm our reputation and subject us to significant fines and liability or loss of business.
We and our customers are subject to numerous domestic (for example, the California Consumer Privacy Act of 2018 (“CCPA”)) and foreign (for example, the General Data Protection Regulation (“GDPR”) in the European Union (“EU”)) privacy, data protection and data security laws and regulations that restrict the collection, use, disclosure and processing of personal information, including financial and health data. These laws and regulations are expanding globally, evolving, are being tested in courts, may result in increasing regulatory and public scrutiny of our practices relating to personal information and may increase our exposure to regulatory enforcement action, sanctions and litigation.
The CCPA imposes obligations on businesses to which it applies. These obligations include, but are not limited to, providing specific disclosures in privacy notices and affording California residents certain rights related to their personal information. The CCPA allows for statutory fines for noncompliance. In addition, the California Privacy Rights Act of 2020 (“CPRA”), which became enforceable as of January 1, 2023, expanded the CCPA protections for consumers and employees. Similar laws have been enacted or been proposed at the state and federal levels. For example, Connecticut, Utah, Virginia and Colorado have each passed laws similar to but different from the CCPA and CPRA that have taken or will take effect in 2023. If we become subject to new privacy, data protection and data security laws, the risk of enforcement action against us could increase because we may become subject to additional obligations, and the number of individuals or entities that can initiate actions against us may increase, including individuals, via a private right of action, and state actors.
Outside the United States, an increasing number of laws, regulations, and industry standards apply to privacy, data protection and data security. For example, the GDPR, the United Kingdom’s Data Protection Act 2018 (“UK GDPR”) and the Swiss Federal Act on Data Protection impose strict requirements for processing the personal information of individuals protected by the legislation, whether their data is processed within or outside the European Economic Area (“EEA”), the United Kingdom (“UK”) and Switzerland, respectively (such jurisdictions, collectively, “Europe”). For example, the GDPR imposes significant requirements regarding the processing of individuals’ personal information, including in relation to transparency, lawfulness of processing, individuals’ privacy rights, compliant contracting, data minimization, data breach notification, data re-usage, data retention, security of processing and international data transfers. Under the GDPR and UK GDPR, government regulators may impose temporary or definitive bans on data processing or data transfers, require a company to delete data, as well as impose significant fines, potentially ranging up to 20 million Euros or 4% of a company’s worldwide revenue, whichever is higher. Further, individuals may initiate compensation claims or litigation related to our processing of their personal information. Other privacy laws in Europe impose strict requirements around marketing communications and the deployment of cookies on users’ devices. As another example, Brazil’s General Data Protection Law (Lei Geral de Proteção de Dados Pessoais, or “LGPD”) (Law No. 13,709/2018) may apply to our operations. The LGPD broadly regulates processing of personal information of individuals in Brazil and imposes compliance obligations and penalties comparable to those of the GDPR.
Further, the interpretation and application of new domestic and foreign laws and regulations in many cases is uncertain, and our legal and regulatory obligations in such jurisdictions are subject to frequent and unexpected changes, including the potential for various regulatory or other governmental bodies to enact new or additional laws or regulations, to issue rulings that invalidate prior laws or regulations, or to increase penalties significantly. For example, the EU’s Digital Services Act and Digital Markets Act recently entered into force, whereas proposed laws in Europe include the Artificial Intelligence Act and the Data Act.
Similarly, with our registration as an interconnected VoIP provider with the Federal Communications Commission (“FCC”), we also must comply with privacy laws associated with customer proprietary network information (“CPNI”) rules in the United States. If we fail or are perceived to have failed to maintain compliance with these requirements, we could be subject to regulatory audits, civil and criminal penalties, fines and breach of contract claims, as well as reputational damage, which could impact the willingness of customers to do business with us.
In addition to our legal obligations, our contractual obligations relating to privacy, data protection and data security have become increasingly stringent due to changes in laws and regulations and the expansion of our offerings. Certain privacy, data protection and data security laws, such as the GDPR and the CCPA, require our customers to impose specific contractual restrictions on their service providers. In addition, we support customer workloads that involve the processing of protected health information and are required to sign business associate agreements with customers that subject us to requirements under the federal Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, as well as state laws that govern health information.
Our actual or perceived failure to comply with laws, regulations, contractual commitments, or other actual or asserted obligations, including certain industry standards, regarding privacy, data protection and data security could lead to costly legal action, adverse publicity, significant liability, inability to process data, and decreased demand for our services, which could adversely affect our business, results of operations and financial condition.
As a cumulative example of these risks, because our primary data processing facilities are in the United States, we have experienced hesitancy, reluctance, or refusal by European or multinational customers to continue to use our services due to the potential risks posed as a result of the Court of Justice’s July 2020 ruling in the “Schrems II” case, as well as related guidance from regulators. For example, absent appropriate safeguards or other circumstances, the GDPR and laws in Switzerland and the UK generally restrict the transfer of personal information to countries outside of the EEA, Switzerland and the UK such as the United States, that the European Commission does not consider as providing an adequate level of privacy, data protection and data security. On March 25, 2022, the United States and EU announced an “agreement in principle” to replace the EU-U.S. Privacy Shield transfer framework with the Trans-Atlantic Data Privacy Framework. Progress has since been made towards the establishment of this as a valid transfer mechanism with President Biden’s issuance of the Executive Order Enhancing Safeguards for United States Signals Intelligence Activity in October 2022. Additionally, on December 13, 2022, the European Commission published a draft adequacy decision on the level of protection of personal data under the EU-U.S. Data Privacy Framework, but this framework has not yet been established. If we cannot implement and maintain a valid mechanism for cross-border data transfers, we may face increased exposure to regulatory actions, substantial fines, and injunctions against processing or transferring personal information from Europe or elsewhere. The inability to import personal information to the United States could significantly and negatively impact our business operations; limit our ability to collaborate with parties that are subject to data privacy and security laws; or require us to increase our personal information processing capabilities in Europe and/or elsewhere at significant expense. We and our customers are at risk of enforcement actions during such time we continue to require data transfers from Europe for the provision of our services. In addition, outside of Europe, other jurisdictions have proposed and enacted laws relating to cross-border data transfer or requiring personal information, or certain subcategories of personal information, to be stored in the jurisdiction of origin. If we are unable to increase our data processing capabilities and storage in Europe and other countries to limit or eliminate the need for data transfers out of Europe and other applicable countries quickly enough, and other valid solutions for personal information transfers to the United States or other countries are not available or are difficult to implement in the interim, we will likely face continuing reluctance from European and multinational customers to use our services and increased exposure to regulatory actions, substantial fines and injunctions against processing or transferring personal information across borders.

Evolving laws, regulations, and other actual and asserted obligations relating to privacy, data protection, and data security could reduce demand for our platform, increase our costs, impair our ability to grow our business, or restrict our ability to store and process data or, in some cases, impact our ability to offer our service in some locations and may subject us to liability. Further, in view of new or modified federal, state or foreign laws and regulations, industry standards, contractual obligations and other actual and asserted obligations, or any changes in their interpretation, we may find it necessary or desirable to fundamentally change our business activities and practices or to expend significant resources to modify our practices and platform and otherwise adapt to these changes. We may be unable to make such changes and modifications in a commercially reasonable manner or at all, and our ability to develop new products and features could be limited.
We could incur substantial costs in protecting or defending our intellectual property rights, and any failure to protect our intellectual property could adversely affect our business, results of operations and financial condition.
Our success depends, in part, on our ability to protect our brand and the proprietary methods and technologies that we develop under patent and other intellectual property laws. We rely on a combination of patents, copyrights, trademarks, service marks, trade secret laws and other intellectual property laws, contractual provisions, and internal processes, procedures, and controls in an effort to establish, maintain, enforce, and protect our intellectual property and proprietary rights. However, the steps we take to protect our intellectual property may be inadequate. While we have been issued patents in the United States and other countries and have additional patent applications pending, we may be unable to obtain patent protection for the technology covered in our patent applications. In addition, any patents issued to us in the future may not provide us with competitive advantages or may be successfully challenged by third parties. Further, the laws of some countries do not protect intellectual property or proprietary rights to the same extent as the laws of the United States, and mechanisms for enforcement of such rights in some foreign countries may be inadequate. To the extent we expand our international activities, our exposure to unauthorized copying and use of our products and proprietary information may increase. Accordingly, despite our efforts, we may be unable to prevent third parties from infringing upon or misappropriating our technology and intellectual property.
We also rely, in part, on contractual confidentiality obligations we impose on our business partners, employees, consultants, advisors, customers and others in our efforts to protect our proprietary technology, processes and methods. These obligations may not effectively prevent unauthorized disclosure or use of our confidential information, and it may be possible for unauthorized parties to copy or access our software or other proprietary technology or information, or to develop similar products independently without our having an adequate remedy for unauthorized use or disclosure of our confidential information. In addition, others may independently discover our trade secrets and proprietary information, and in these cases, we may not be able to assert any trade secret rights against those parties.
We may be required to spend significant resources to monitor, enforce, maintain, and protect our intellectual property and proprietary rights. Litigation brought to protect and enforce our intellectual property or proprietary rights could be costly, time-consuming and distracting to management, result in a diversion of significant resources, or the narrowing or invalidation of portions of our intellectual property. Our efforts to enforce our intellectual property or proprietary rights may be met with defenses, counterclaims and countersuits attacking the validity and enforceability of such rights. Our failure to meaningfully protect our intellectual property and proprietary rights, could have an adverse effect on our business, results of operations and financial condition.
We have been sued and may, in the future, be sued by third parties for alleged infringement of their intellectual or other proprietary rights, which could adversely affect our business, results of operations and financial condition.
There is considerable patent and other intellectual property development activity in our industry. We may also introduce or acquire new products or technologies, including in areas where we historically have not participated, which could increase our exposure to intellectual property infringement claims brought by third parties. Our future success depends, in part, on not infringing the intellectual property or proprietary rights of others and we may be unaware of such rights that may cover some or all of our technology or intellectual property. We have from time to time been subject to claims that our products or platform and underlying technology are infringing upon third-party intellectual property or proprietary rights. We may be subject to such claims in the future and we may be found to be infringing upon such rights. Any claims or litigation could cause us to incur significant expenses (including settlement payments and costs associated with litigation) and, if successfully asserted against us, could require that we pay substantial damages or ongoing royalty payments, prevent us from offering our products, or require that we comply with other unfavorable terms.
Additionally, our agreements with customers and other third parties typically include indemnification or other provisions under which we agree to indemnify or are otherwise liable to them for losses suffered or incurred by them as a result of claims of intellectual property infringement. Although we typically limit our liability with respect to such obligations through such agreements, we may still incur substantial liability related to our indemnification obligations.

Regardless of the merits or ultimate outcome of any claims of infringement, misappropriation, or violation of intellectual or other proprietary rights that have been or may be brought against us or that we may bring against others, these types of claims, disputes, and lawsuits are time-consuming and expensive to resolve, divert management’s time and attention, and could harm our reputation. Litigation is inherently unpredictable and we cannot predict the timing, nature, controversy or outcome of disputes brought against us or assure you that the results of any of these actions will not have an adverse effect on our business, results of operations or financial condition.
Our use of open source software could negatively affect our ability to sell our products and subject us to possible litigation.
Our products and platform incorporate open source software, and we expect to continue to incorporate open source software in our products and platform in the future. Few of the licenses applicable to open source software have been interpreted by courts, and there is a risk that these licenses could be construed in a manner that could impose unanticipated conditions or restrictions on our ability to commercialize our products and platform. Although we have implemented policies to regulate the use and incorporation of open source software into our products and platform, we cannot be certain that we have not incorporated open source software in our products or platform in a manner that is inconsistent with such policies. If we fail to comply with open source licenses, we may be subject to certain requirements, including requirements that we offer our products that incorporate the open source software for no cost, that we make available the source code for any modifications or derivative works we create based upon, incorporating or using the open source software and that we license such modifications or derivative works under the terms of applicable open source licenses. If an author or other third party that distributes such open source software were to allege that we had not, or have not, complied with the terms and conditions of the license for such open source software, we could be required to incur significant legal expenses defending against such allegations and could be subject to significant damages, enjoined from generating revenue from customers using products that contained the open source software and required to comply with onerous conditions or restrictions on these products. In any of these events, we and our customers could be required to seek licenses from third parties in order to continue offering our products and platform and to re-engineer our products or platform or discontinue offering our products to customers in the event re-engineering cannot be accomplished on a timely basis. Any of the foregoing could require us to devote additional research and development resources to re-engineer our products or platform, damage our reputation, give rise to increased scrutiny regarding our use of open source software, result in customer dissatisfaction and may adversely affect our business, results of operations and financial condition.
Risks Related to Legal and Regulatory Matters
Certain of our products are subject to telecommunications-related regulations, and future legislative or regulatory actions could adversely affect our business, results of operations and financial condition.
As a provider of communications products, we are subject to existing or potential FCC regulations relating to privacy, telecommunications, consumer protection and other requirements. In addition, the extension of telecommunications regulations to our non-interconnected VoIP services could result in additional federal and state regulatory obligations and taxes. We are also in discussions with certain jurisdictions regarding potential sales and other taxes for prior periods that we may owe. In the event any of these jurisdictions disagree with management’s assumptions and analysis, the assessment of our tax exposure could differ materially from management's current estimates, which may increase our costs of doing business and negatively affect the prices our customers pay for our services. If we do not comply with FCC rules and regulations, we could be subject to FCC enforcement actions, fines, loss of licenses and possibly restrictions on our ability to operate or offer certain of our products. Any enforcement action by the FCC, which may be a public process, would hurt our reputation in the industry, could erode customer trust, possibly impair our ability to sell our VoIP and other telecommunications products to customers and could adversely affect our business, results of operations and financial condition.
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
In addition, Congress and the FCC are attempting to mitigate the prevalence of robocalls by requiring participation in a technical standard called SHAKEN/STIR, which allows voice carriers to authenticate caller ID, prohibiting malicious spoofing.
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
As we continue to expand internationally, we have become subject to telecommunications laws and regulations in the foreign countries where we offer our products. Internationally, we currently offer our products in more than 180 countries and territories.
Our international operations are subject to country-specific governmental regulation and related actions that have increased and will continue to increase our compliance costs or impact our products and platform or prevent us from offering or providing our products in certain countries. Moreover, the regulation of CPaaS companies like us is continuing to evolve internationally and many existing regulations may not fully contemplate the CPaaS business model or how they fit into the communications regulatory framework. As a result, interpretation and enforcement of regulations often involve significant uncertainties. In many countries, including those in the European Union, a number of our products or services are subject to licensing and communications regulatory requirements which increases the level of scrutiny and enforcement by regulators. Future legislative, regulatory or judicial actions impacting CPaaS services could also increase the cost and complexity of compliance and expose us to liability. For example, in some countries, some or all of the services we offer are not considered regulated telecommunications services, while in other countries they are subject to telecommunications regulations, including but not limited to payment into universal service funds, licensing fees, provision of emergency services, provision of information to support emergency services and number portability. Failure to comply with these regulations could result in our Company being issued remedial directions to undertake independent audits and implement effective systems, processes and practices to ensure compliance, significant fines or being prohibited from providing telecommunications services in a jurisdiction.
Moreover, certain of our products may be used by customers located in countries where voice and other forms of Internet Protocol (“IP”) communications may be illegal or require special licensing or in countries on a U.S. embargo list. Even where our products are reportedly illegal or become illegal or where users are located in an embargoed country, users in those countries may be able to continue to use our products in those countries notwithstanding the illegality or embargo. We may be subject to penalties or governmental action if consumers continue to use our products in countries where it is illegal to do so or if we use a local partner to provide services in a country and the local partner does not comply with applicable governmental regulations. Any such penalties or governmental action may be costly and may harm our business and damage our brand and reputation. We may be required to incur additional expenses to meet applicable international regulatory requirements or be required to raise the prices of services, or restructure or discontinue those services if required by law or if we cannot or will not meet those requirements. Any of the foregoing could adversely affect our business, results of operations and financial condition.
If we are unable to obtain or retain geographical, mobile, regional, local or toll-free numbers, or to effectively process requests to port such numbers in a timely manner due to industry regulations, our business and results of operations may be adversely affected.
Our future success depends in part on our ability to obtain allocations of geographical, mobile, regional, local and toll-free direct inward dialing numbers or phone numbers as well as short codes and alphanumeric sender IDs (collectively, “Numbering Resources”) in the United States and foreign countries at a reasonable cost and without overly burdensome restrictions. Our ability to obtain allocations of, assign and retain Numbering Resources depends on factors outside of our control, such as applicable regulations, the practices of authorities that administer national numbering plans or of network service providers from whom we can provision Numbering Resources, such as offering these Numbering Resources with conditional minimum volume call level requirements, the cost of these Numbering Resources and the level of overall competitive demand for new Numbering Resources.
In addition, in order to obtain allocations of, assign and retain Numbering Resources in the EU or certain other regions, we are often required to be licensed by local telecommunications regulatory authorities, some of which have been increasingly monitoring and regulating the categories of Numbering Resources that are eligible for provisioning to our customers. We have obtained licenses and are in the process of obtaining licenses in various countries in which we do business, but in some countries, the regulatory regime around provisioning of Numbering Resources is unclear, subject to change over time, and sometimes may conflict from jurisdiction to jurisdiction. Furthermore, these regulations and governments’ approach to their enforcement, as well as our products and services, are still evolving and we may be unable to maintain compliance with applicable regulations, or enforce compliance by our customers, on a timely basis or without significant cost. Also, compliance with these types of regulation may require changes in products or business practices that result in reduced revenue. Due to our or our customers’ assignment and/or use of Numbering Resources in certain countries in a manner that violates applicable rules and regulations, we have been subjected to government inquiries and audits, and may in the future be subject to significant penalties or further governmental action, and in extreme cases, may be precluded from doing business in that particular country. We have also been forced to reclaim Numbering Resources from our customers as a result of certain events of non-compliance. These reclamations result in loss of customers, loss of revenue, reputational harm, erosion of customer trust, and may also result in breach of contract claims, all of which could have an adverse effect on our business, results of operations and financial condition.
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
The Federal Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003 (the “CAN-SPAM Act”) establishes certain requirements for commercial email messages and transactional email messages and specifies penalties for the transmission of email messages that are intended to deceive the recipient as to source or content. Among other things, the CAN-SPAM Act, obligates the sender of commercial emails to provide recipients with the ability to “opt-out” of receiving future commercial emails from the sender. In addition, some states have passed laws regulating commercial email practices that are significantly more restrictive and difficult to comply with than the CAN-SPAM Act. For example, Utah and Michigan prohibit the sending of email messages that advertise products or services that minors are prohibited by law from purchasing or that contain content harmful to minors to email addresses listed on specified child protection registries. Some portions of these state laws may not be preempted by the CAN-SPAM Act. In addition, certain non-U.S. jurisdictions in which we operate have enacted laws regulating the sending of email that are more restrictive than U.S. laws. For example, some foreign laws prohibit sending broad categories of email unless the recipient has provided the sender advance consent (or "opted-in") to receipt of such email. If we were found to be in violation of the CAN-SPAM Act, applicable state laws governing email not preempted by the CAN-SPAM Act or foreign laws regulating the distribution of email, whether as a result of violations by our customers or our own acts or omissions, we could be required to pay large penalties, which would adversely affect our financial condition, significantly harm our business, injure our reputation and erode customer trust. The terms of any injunctions, judgments, consent decrees or settlement agreements entered into in connection with enforcement actions or investigations against our company in connection with any of the foregoing laws may also require us to change one or more aspects of the way we operate our business, which could impair our ability to attract and retain customers or could increase our operating costs.
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
Moreover, certain customers may use our platform to transmit unauthorized, offensive or illegal messages, calls, spam, phishing scams, and website links to harmful applications, reproduce and distribute copyrighted material or the trademarks of others without permission, and report inaccurate or fraudulent data or information. These issues also arise with respect to a portion of those users who use our platform on a free trial basis or upon initial use. These actions are in violation of our policies, in particular, our Acceptable Use Policy. For example, on January 24, 2023, we received a cease-and-desist letter from the FCC alleging that we were transmitting illegal robocall traffic that originated from an independent software vendor customer and their end user customer. In response, we have suspended the customers’ accounts and are in the process of responding to the FCC regarding the steps we are taking to prevent new or renewing customers from using our network to transmit illegal robocalls. Failure to respond appropriately to the FCC’s allegations could allow domestic carriers to begin blocking all voice traffic transmitting from our network. However, our efforts to defeat spamming attacks, illegal robocalls and other fraudulent activity will not prevent all such attacks and activity. Such use of our platform could damage our reputation and we could face claims for damages, regulatory enforcement, copyright or trademark infringement, defamation, negligence, or fraud. Furthermore, enacting more stringent controls on our customers’ use of our platform to combat such violations of our Acceptable Use Policy could increase friction for our legitimate customers and decrease their use of our platform.
Our customers’ and other users’ promotion of their products and services through our platform might not comply with federal, state, and foreign laws or of contractual requirements imposed by carriers, such as the CTIA Shortcode Agreement, The Campaign Registry, and associated policies. We rely on contractual representations made to us by our customers that their use of our platform will comply with our policies and applicable law, including, without limitation, our email and messaging policies. Although we retain the right to verify that customers and other users are abiding by certain contractual terms, our Acceptable Use Policy and our email and messaging policies and, in certain circumstances, to review their email, messages and distribution lists, our customers and other users are ultimately responsible for compliance with our policies, and we do not systematically audit our customers or other users to confirm compliance with our policies. We cannot predict whether our role in facilitating our customers’ or other users’ activities will result in violations of carrier policies which could result in fines, administrative delays, or service interruptions. We also cannot predict whether our role in facilitating our customers’ or other users’ activities would expose us to liability under applicable state or federal law, or whether that possibility could become more likely if changes to current laws regulating content moderation, such as Section 230 of the Communications Decency Act, are enacted. If we are found liable for our customers’ or other users’ activities, we could be required to pay fines or penalties, redesign business methods or otherwise expend resources to remedy any damages caused by such actions and to avoid future liability.

Additionally, our products may be subject to fraudulent usage, including but not limited to revenue share fraud, domestic traffic pumping, subscription fraud, premium text message scams and other fraudulent schemes. Although our customers are required to set passwords or personal identification numbers to protect their accounts, third parties have in the past been, and may in the future be, able to access and use their accounts through fraudulent means. Furthermore, spammers attempt to use our products to send targeted and untargeted spam messages. We cannot be certain that our efforts to defeat spamming attacks will be successful in eliminating all spam messages from being sent using our platform. In addition, a cybersecurity breach of our customers’ systems could result in exposure of their authentication credentials, unauthorized access to their accounts or fraudulent calls on their accounts, any of which could adversely affect our business, results of operations and financial condition.
Changes in laws and regulations related to the Internet or changes in the Internet infrastructure itself may diminish the demand for our products, and could adversely affect our business, results of operations and financial condition.
The future success of our business depends upon the continued use of the Internet as a primary medium for commerce, communications and business applications. Federal, state or foreign government bodies or agencies have in the past adopted, and may in the future adopt, laws or regulations affecting the use of the Internet as a commercial medium. Changes in these laws or regulations could require us to modify our products and platform in order to comply with these changes. In addition, government agencies or private organizations have imposed and may impose additional taxes, fees or other charges for accessing the Internet or commerce conducted via the Internet. These laws or charges could limit the growth of Internet-related commerce or communications generally or result in reductions in the demand for Internet-based products and services such as our products and platform. In particular, a re-adoption of “network neutrality” rules in the United States, which President Biden supported during his campaign, could affect the services used by us and our customers. California’s state network neutrality law went into effect on March 10, 2021. A temporary injunction preventing implementation of a similar law in Vermont expired on April 20, 2022, but a challenge to that law remains pending. A number of other states have adopted or are adopting or considering legislation or executive actions that would regulate the conduct of broadband providers. In addition, the use of the Internet as a business tool could be adversely affected due to delays in the development or adoption of new standards and protocols to handle increased demands of Internet activity, security, reliability, cost, ease-of-use, accessibility and quality of service. The performance of the Internet and its acceptance as a business tool has been adversely affected by “viruses,” “worms,” and similar malicious programs. If the use of the Internet is reduced as a result of these or other issues, then demand for our products could decline, which could adversely affect our business, results of operations and financial condition.
Our global operations subject us to potential liability under export control, economic trade sanctions, anti-corruption, and other laws and regulations, and such violations could impair our ability to compete in international markets and could subject us to liability for compliance violations.
Certain of our products and services may be subject to export control and economic sanctions laws and regulations, including the U.S. Export Administration Regulations, U.S. Customs regulations, and various economic and trade sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Control as well as similar laws and regulations in other countries in which we do business. Exports of our products and the provision of our services must be made in compliance with these requirements. Although we take precautions to prevent our products from being provided in violation of such laws, we are aware of previous exports of certain of our products to a small number of persons and organizations that are the subject of U.S. sanctions or are located in countries or regions subject to U.S. sanctions. If we fail to comply with these laws and regulations, we and certain of our employees could be subject to substantial civil or criminal penalties, including: the possible loss of export privileges; fines, which may be imposed on us and responsible employees or managers; and, in extreme cases, the incarceration of responsible employees or managers. Any change in trade protection laws, policies, export, sanctions and other regulatory requirements affecting trade and investments, shift in the enforcement or scope of existing regulations, or change in the countries, governments, persons or technologies targeted by such regulations, could also result in decreased use of our products and services, or in our decreased ability to export our products or provide our services to existing or prospective customers with international operations. Any decreased use of our products and services or limitations on our ability to export our products and provide our services could adversely affect our business, results of operations and financial condition.
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
We are also subject to U.S. and foreign anti-corruption and anti-bribery laws, including the FCPA, the UK Bribery Act 2010, and other anti-corruption laws and regulations in the countries in which we conduct activities. Anti-corruption laws are interpreted broadly and generally prohibit companies, their employees, agents, representatives, business partners, and third parties intermediaries from directly or indirectly authorizing, offering, or providing, improper payments or things of value to recipients in the public or private sector, and also require that we maintain accurate books and records and adequate internal controls and compliance procedures designed to prevent violations. We sometimes leverage third parties to sell our products and conduct our business abroad. We, our employees, agents, representatives, business partners and third-party intermediaries may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities and we may be held liable for the corrupt or other illegal activities of these employees, agents, representatives, business partners or third-party intermediaries even if we do not explicitly authorize such activities. We cannot assure you that none of our employees agents, representatives, business partners or third-party intermediaries will fail to comply with our policies and applicable laws and regulations, for which we may ultimately be held responsible. Any allegations or violation of the FCPA or other applicable anti-bribery and anti-corruption laws and anti-money laundering laws could result could result in whistleblower complaints, sanctions, settlements, prosecution, enforcement actions, significant fines and penalties, damages, adverse media coverage, investigations, loss of export privileges, severe criminal or civil sanctions, or suspension or debarment from government contracts, all of which may have an adverse effect on our reputation, business, results of operations, and prospects. Responding to any investigation or action will likely result in a materially significant diversion of management’s attention and resources and significant defense costs and other professional fees.
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
We are and may in the future become subject to legal proceedings and claims that arise in the ordinary course of business, such as disputes or employment claims made by our current or former employees. Any litigation, whether meritorious or not, could harm our reputation, will increase our costs and may divert management’s attention, time and resources, which may in turn seriously harm our business. Insurance might not cover such claims or the costs to defend such claims, might not provide sufficient payments to cover all the costs to resolve one or more such claims, and might not continue to be available on terms acceptable to us. A claim brought against us that is uninsured or underinsured could result in unanticipated costs and could seriously harm our business. If we are required to make substantial payments or implement significant changes to our operations as a result of legal proceedings or claims, our business, results of operations and financial condition could be adversely affected.

Risks Related to Financial and Accounting Matters
We face exposure to foreign currency exchange rate fluctuations, and such fluctuations could adversely affect our business, results of operations and financial condition.
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
We have incurred substantial indebtedness that may decrease our business flexibility, access to capital, and/or increase our borrowing costs, and we may still incur substantially more debt, which may adversely affect our operations and financial results.
As of December 31, 2022, we had $1.0 billion of indebtedness outstanding (excluding intercompany indebtedness). Our indebtedness may:
•limit our ability to obtain additional financing to fund future working capital, capital expenditures, business opportunities, acquisitions or other general corporate requirements;
•require a portion of our cash flows to be dedicated to debt service payments instead of other purposes, thereby reducing the amount of cash flows available for working capital, capital expenditures, business opportunities, acquisitions and other general corporate purposes;
•increase our vulnerability to adverse changes in general economic, industry and competitive conditions;
•expose us to the risk of increased interest rates as certain of our borrowings, including borrowings under a future revolving credit facility, may be at variable rates of interest;
•place us at a competitive disadvantage compared to our less leveraged competitors; and
•increase our cost of borrowing.
In addition, the indenture which governs our 3.625% notes due 2029 (the “2029 Notes”) and our 3.875% notes due 2031 (the “2031 Notes,” and together with the 2029 Notes, the “Notes”) contains restrictive covenants that limit our ability to engage in activities that may be in our long-term best interest. Our failure to comply with those covenants could result in an event of default which, if not cured or waived, could permit the trustee, or permit the holders of the Notes to cause the trustee, to declare all or part of the Notes to be immediately due and payable or to exercise any remedies provided to the trustee and/or result in the acceleration of substantially all of our indebtedness. Any such event would adversely affect our business, results of operations and financial condition.
If our cash flows and capital resources are insufficient to fund our debt service obligations, we could face substantial liquidity problems and may be forced to reduce or delay investments and capital expenditures, or to sell assets, seek additional capital or restructure or refinance our indebtedness, including the Notes. Our ability to restructure or refinance our debt will depend on, among other things, the condition of the capital markets and our financial condition at such time. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. The terms of existing or future debt instruments and the indenture that governs the Notes may restrict us from adopting some of these alternatives. In addition, any failure to make payments of interest and principal on our outstanding indebtedness on a timely basis would likely result in a reduction of our credit rating, which could harm our ability to incur additional indebtedness and our financial condition. In the absence of such cash flows and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations.
We may require additional capital to support our business, and this capital might not be available on acceptable terms, if at all.
We intend to continue to make investments to support our business and may require additional funds. In particular, we may seek additional funds to develop new products and enhance our platform and existing products, expand our operations, including our sales and marketing organizations and our presence outside of the United States, improve our infrastructure or acquire complementary businesses, technologies, services, products and other assets. In addition, we may use a portion of our cash to satisfy tax withholding and remittance obligations related to outstanding restricted stock units. Accordingly, we may need to engage in equity or debt financings to secure additional funds. If we raise additional funds through future issuances of equity or convertible debt securities, our stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our Class A common stock and Class B common stock. Any debt financing that we may secure in the future could involve restrictive covenants relating to our capital raising activities, our ability to repurchase stock, and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities. We may not be able to obtain additional financing on terms favorable to us, if at all, particularly during times of market volatility and general economic instability. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth, scale our infrastructure, develop product enhancements and to respond to business challenges could be significantly impaired, and our business, results of operations and financial condition may be adversely affected.
We rely on assumptions and estimates to calculate certain of our key metrics, and real or perceived inaccuracies in such metrics could adversely affect our reputation and our business.
We rely on assumptions and estimates to calculate certain of our key metrics, such as Active Customer Accounts and Dollar-Based Net Expansion Rate. Our key metrics are not based on any standardized industry methodology and are not necessarily calculated in the same manner or comparable to similarly titled measures presented by other companies. Similarly, our key metrics may differ from estimates published by third parties or from similarly titled metrics of our competitors due to differences in methodology. The numbers that we use to calculate Active Customer Accounts and Dollar-Based Net Expansion Rate are based on internal data. While these numbers are based on what we believe to be reasonable judgments and estimates for the applicable period of measurement, there are inherent challenges in measuring usage. We regularly review and may adjust our processes for calculating our internal metrics to improve their accuracy. If investors or analysts do not perceive our metrics to be accurate representations of our business, or if we discover material inaccuracies in our metrics, our reputation, business, results of operations, and financial condition would be harmed.
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
Changes in accounting standards or practices may cause adverse, unexpected financial reporting fluctuations and affect our results of operations.
A change in accounting standards or practices may have a significant effect on our results of operations and may even affect our reporting of transactions completed before the change is effective. New accounting pronouncements and varying interpretations of accounting pronouncements have occurred and may occur in the future. Changes to existing rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business. For example, Accounting Standards Codification (“ASC”) 842, “Leases” that became effective January 1, 2019, had a material impact on our consolidated financial statements as described in detail in Note 2 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2020. Adoption of these types of accounting standards and any difficulties in implementation of changes in accounting principles, including the ability to modify our accounting systems, could cause us to fail to meet our financial reporting obligations, which result in regulatory discipline and harm investors' confidence in us.
If our goodwill or intangible assets become impaired, we may be required to record a significant charge to earnings.
We review our intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. As of December 31, 2022, we carried a net $6.1 billion of goodwill and intangible assets. An adverse change in market conditions or significant changes in accounting conclusions, particularly if such changes have the effect of changing one of our critical assumptions or estimates, could result in a change to the estimation of fair value that could result in an impairment charge to our goodwill or intangible assets. Any such charges may adversely affect our results of operations.
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
As a public company, we are required to maintain internal control over financial reporting and to report any material weaknesses in such internal control. Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) requires that we evaluate and determine the effectiveness of our internal control over financial reporting and provide a management report on internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis.
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
Risks Related to Tax Matters
Our ability to use our net operating losses and certain other tax attributes to offset future taxable income and taxes may be subject to certain limitations.
As of December 31, 2022, we had U.S. federal, state and foreign net operating loss carryforwards (“NOLs”), of $3.7 billion, $2.7 billion and $498.5 million, respectively. Utilization of these NOL carryforwards depends on our future taxable income, and there is risk that a portion of our existing NOLs could expire unused, and that even if we achieve profitability, the use of our unexpired NOLs would be subject to limitations, which could materially and adversely affect our operating results. U.S. federal NOLs generated in taxable years beginning before January 1, 2018, may be carried forward only 20 years to offset future taxable income, if any. Under current law, U.S. federal NOLs generated in taxable years beginning after December 31, 2017, can be carried forward indefinitely, but the deductibility of such U.S. federal NOLs in taxable years beginning after December 31, 2020, is limited to 80% of taxable income. It is uncertain if and to what extent various states will conform to federal law.
Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “Code”), and corresponding provisions of state law, a corporation that undergoes an “ownership change” (generally defined as a greater than 50-percentage-point cumulative change (by value) in the equity ownership of certain stockholders over a rolling three-year period) is subject to limitations on its ability to utilize its pre-change NOLs and other pre-change tax attributes to offset post-change taxable income and taxes. Our existing NOLs and other tax attributes may be subject to limitations arising from previous ownership changes, and if we undergo an ownership change in the future, our ability to utilize NOLs could be further limited by Section 382 of the Code. Future changes in our stock ownership, some of which may be outside of our control, could result in an ownership change under Section 382 of the Code. In addition, at the state level, there may be periods during which the use of NOL carryforwards is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.
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
We conduct operations in many tax jurisdictions throughout the United States and internationally. In many of these jurisdictions, non-income-based taxes, such as sales, VAT, GST, and telecommunications taxes, are assessed on our operations or our sales to customers. We are subject to indirect taxes, and may be subject to certain other taxes, in some of these jurisdictions. We collect certain telecommunications-based taxes from our customers in certain jurisdictions, and we expect to continue expanding the number of jurisdictions in which we will collect these taxes in the future.
Many states are also pursuing legislative expansion of the scope of goods and services that are subject to sales and similar taxes as well as the circumstances in which a vendor of goods and services must collect such taxes. Following the United States Supreme Court decision in South Dakota v. Wayfair, Inc., states are now free to levy taxes on sales of goods and services based on an “economic nexus,” regardless of whether the seller has a physical presence in the state. Any additional fees and taxes levied on our services by any state may adversely impact our results of operations.
Historically, we have not billed or collected taxes in certain jurisdictions and, in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”), we have recorded a provision for our tax exposure in these jurisdictions when it is both probable that a liability has been incurred and the amount of the exposure can be reasonably estimated. We reserved $29.1 million and $20.6 million for domestic jurisdictions and jurisdictions outside of the United States, respectively, on our December 31, 2022 balance sheet for these tax payments. These estimates include several key assumptions, including, but not limited to, the taxability of our products, the jurisdictions in which we believe we have nexus or a permanent establishment, and the sourcing of revenues to those jurisdictions. In the event these jurisdictions challenge our assumptions and analysis, our actual exposure could differ materially from our current estimates and reserves. If the actual payments we make to any jurisdiction exceed the accrual in our balance sheet, our results of operations would be harmed. In addition, some customers may question the incremental tax charges and seek to negotiate lower pricing from us, which could adversely affect our business, results of operations and financial condition.
We are in discussions with certain jurisdictions regarding potential sales and other indirect taxes for prior periods that we may owe. If any of these jurisdictions disagree with management's assumptions and analysis, the assessment of our tax exposure could differ materially from management's current estimates. For example, San Francisco City and County has assessed us for $38.8 million in taxes, including interest and penalties, which exceeded the $11.5 million we had accrued for that assessment. We have paid the full amount, as required by law, and the payment made in excess of the accrued amount is reflected as a deposit on our balance sheet. We believe, however, that this assessment is incorrect and, after failing to reach a settlement, filed a lawsuit on May 27, 2021 contesting the assessment. The trial is expected to be in the summer of 2023. However, litigation is uncertain and a ruling against us may adversely affect our financial position and results of operations.
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
Changes in, or interpretations of, tax rules and regulations or our tax positions may materially and adversely affect our income taxes.
We are subject to income taxes in both the United States and numerous international jurisdictions. Significant judgment is required in determining our worldwide provision for income taxes. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. Our effective tax rates may fluctuate significantly on a quarterly basis because of a variety of factors, including changes in the mix of earnings and losses in countries with differing statutory tax rates, changes in our business or structure, changes in tax laws that could adversely impact our income or non-income taxes or the expiration of or disputes about certain tax agreements in a particular country. We are subject to audit by various tax authorities. In accordance with U.S. GAAP, we recognize income tax benefits, net of required valuation allowances and accrual for uncertain tax positions. Although we believe our tax estimates are reasonable, the final determination of tax audits and any related litigation could be materially different than that which is reflected in historical income tax provisions and accruals. Should additional taxes be assessed as a result of an audit or litigation, an adverse effect on our results of operations, financial condition and cash flows in the period or periods for which that determination is made could result.
Changes in tax laws (including in response to the COVID-19 pandemic) or tax rulings, or changes in interpretations of existing laws, could cause us to be subject to additional income-based taxes and non-income taxes (such as payroll, sales, use, value-added, digital tax, net worth, property, and goods and services taxes), which in turn could materially affect our financial position and results of operations. Additionally, new, changed, modified, or newly interpreted or applied tax laws could increase our customers’ and our compliance, operating and other costs, as well as the costs of our products. For example, on August 16, 2022, the Inflation Reduction Act of 2022 was signed into law, with tax provisions primarily focused on implementing a 15% minimum tax on global adjusted financial statement income, effective for tax years beginning after December 31, 2022, and a 1% excise tax on share repurchases occurring after December 31, 2022, which may affect our share repurchase program.
As another example, beginning in 2022, the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) eliminates the option to deduct research and development expenditures currently and requires taxpayers to capitalize and amortize them over five or fifteen years pursuant to Section 174 of the Code, which impacts our effective tax rate and our cash tax liability in 2022. If the requirement to capitalize Section 174 expenditures is not modified by legislation, it may also impact our effective tax rate and our cash tax liability in the future.
On October 8, 2021, the Organization for Economic Co-operation and Development (the “OECD”) announced the OECD/G20 Inclusive Framework on Base Erosion and Profit Shifting (the “Framework”) which agreed to a two-pillar solution to address tax challenges arising from digitalization of the economy. On December 20, 2021, the OECD released Pillar Two Model Rules defining the global minimum tax rules, which contemplate a minimum tax rate of 15%. The OECD continues to release additional guidance on these rules and the Framework calls for law enactment by OECD and G20 members to take effect after 2023. These changes, when enacted by various countries in which we do business, may increase our taxes in these countries. Changes to these and other areas in relation to international tax reform, including future actions taken by foreign governments in response to the Tax Act, could increase uncertainty and may adversely affect our tax rate and cash flow in future years.
Risks Related to Ownership of Our Class A Common Stock
The trading price of our Class A common stock has been volatile and may continue to be volatile, and you could lose all or part of your investment.
The trading price of our Class A common stock has, and may continue to, fluctuate significantly in response to numerous factors, many of which are beyond our control and may not be related to our operating performance, including:
•price and volume fluctuations in the overall stock market from time to time;
•volatility in the trading prices and trading volumes of technology stocks;
•changes in operating performance and stock market valuations of other technology companies generally, or those in our industry in particular;
•sales of shares of our Class A common stock by our stockholders;
•our issuance or repurchase of shares of our Class A common stock;
•short selling of our Class A common stock or related derivatives;
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
•changes in laws, industry standards, regulations or regulatory enforcement in the United States or internationally;
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
Until no later than June 2023, the dual class structure of our common stock has the effect of concentrating voting power with those stockholders who held our capital stock prior to the completion of our initial public offering, including our directors, executive officers and their respective affiliates. This limits the ability of holders of our Class A common stock to influence corporate matters, including the election of directors, amendments of our organizational documents and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval.
Our Class B common stock has 10 votes per share, and our Class A common stock has one vote per share. As of December 31, 2022, our directors, executive officers and their respective affiliates, held in the aggregate 21.0% of the voting power of our capital stock. Because of the 10-to-one voting ratio between our Class B common stock and Class A common stock, the holders of our Class B common stock collectively will be able to significantly influence certain matters submitted to our stockholders for approval until the earlier of (i) June 28, 2023 (the “Final Conversion Date”), or (ii) the date the holders of two-thirds of our Class B common stock elect to convert the Class B common stock to Class A common stock. While our dual class common stock structure remains in effect, this concentrated voting power limits your ability to influence corporate matters, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, our dual class structure may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders.
Future transfers by holders of Class B common stock will generally result in those shares converting to Class A common stock, subject to limited exceptions, such as certain transfers effected for estate planning purposes. The conversion of Class B common stock to Class A common stock will have the effect, until no later than the Final Conversion Date, of increasing the relative voting power of those holders of Class B common stock who retain their shares in the long term.
We may not realize the anticipated long-term stockholder value of our share repurchase program, and any failure to repurchase our Class A common stock after we have announced our intention to do so may negatively impact our stock price.
In February 2023, we announced that our board of directors authorized the repurchase of up to $1.0 billion of our Class A common stock from time to time through a share repurchase program. Under our share repurchase program, we may make repurchases of stock through a variety of methods, including open share market purchases, privately negotiated purchases, entering into one or more confirmations or other contractual arrangements with a financial institution counterparty to effectuate one or more accelerated stock repurchase contracts, forward purchase contracts or similar derivative instruments, Dutch auction tender offers, or through a combination of any of the foregoing, in accordance with applicable federal securities laws. Our share repurchase program terminates at 11:59 pm Pacific Time on December 31, 2024, does not obligate us to repurchase any specific number of shares, and may be suspended at any time at our discretion and without prior notice. The timing and amount of any repurchases, if any, will be subject to liquidity, stock price, market and economic conditions, compliance with applicable legal requirements such as Delaware surplus and solvency tests and other relevant factors. Any failure to repurchase stock after we have announced our intention to do so may negatively impact our reputation and investor confidence in us and may negatively impact our stock price.

The existence of our share repurchase program could cause our stock price to be higher than it otherwise would be and could potentially reduce the market liquidity for our stock. Although our share repurchase program is intended to enhance long-term stockholder value, there is no assurance that it will do so because the market price of our Class A common stock may decline below the levels at which we repurchase shares, and short-term stock price fluctuations could reduce the effectiveness of the program.
Repurchasing our Class A common stock reduces the amount of cash we have available to fund working capital, capital expenditures, strategic acquisitions or business opportunities, and other general corporate purposes, and we may fail to realize the anticipated long-term stockholder value of any share repurchase program.
If securities or industry analysts change their recommendations regarding our Class A common stock adversely, the trading price of our Class A common stock and trading volume could decline.
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
Anti-takeover provisions contained in our amended and restated certificate of incorporation and second amended and restated bylaws, as well as provisions of Delaware law, could impair a takeover attempt.
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
•providing for a dual class common stock structure in which holders of our Class B common stock have until no later than the Final Conversion Date the ability to significantly influence the outcome of matters requiring stockholder approval, even if they own significantly less than a majority of the outstanding shares of our Class A and Class B common stock, including the election of directors and significant corporate transactions, such as a merger or other sale of our company or its assets;
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

General Risks
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
In addition, computer malware, viruses and computer hacking, fraudulent use attempts and phishing attacks have become more prevalent in our industry, have occurred on our platform in the past and may occur on our platform in the future. Though it is difficult to determine what, if any, harm may directly result from any specific interruption or attack, any failure to maintain performance, reliability, security, integrity and availability of our products and technical infrastructure to the satisfaction of our customers may harm our reputation and our ability to retain existing customers and attract new customers. In addition, global climate change could result in certain types of natural disasters occurring more frequently or with more intense effects. Any such events may result in users being subject to service disruptions or outages, and we may not be able to recover our technical infrastructure in a timely manner to maintain or resume operations, which may adversely affect our financial results.
Our reputation and/or business could be negatively impacted by ESG matters and/or our reporting of such matters.
There is an increasing focus from regulators, certain investors, and other stakeholders concerning ESG matters, both in the United States and internationally. We communicate certain ESG-related initiatives, goals, and/or commitments regarding environmental matters, diversity, responsible sourcing and social investments, and other matters in our annual ESG Report, on our website, in our filings with the SEC, and elsewhere. These initiatives, goals, or commitments could be difficult to achieve and costly to implement. We could fail to achieve, or be perceived to fail to achieve, our ESG-related initiatives, goals, or commitments. In addition, we could be criticized for the timing, scope or nature of these initiatives, goals, or commitments, or for any revisions to them. To the extent that our required and voluntary disclosures about ESG matters increase, we could be criticized for the accuracy, adequacy, or completeness of such disclosures. Our actual or perceived failure to achieve our ESG-related initiatives, goals, or commitments could negatively impact our reputation, result in ESG-focused investors not purchasing and holding our stock, or otherwise materially harm our business.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
We lease all of our facilities and do not own any real property. Our headquarters is located in San Francisco, California, where we actively occupy 101,434 square feet of office space at 101 Spear Street. In May 2022, we announced our decision to become a remote-first company whereby employees would have flexibility to work remotely on a permanent basis. As a result of this decision, in the third quarter of 2022, we permanently closed several of our office locations in the United States, including a portion of our original headquarters space. On February 13, 2023, we announced that we will be permanently closing additional office locations during 2023. The financial impact on our results of operations from closing several of our offices in 2022 is described in Note 5 and Note 8 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

We lease additional office space in various other locations in North America, South America, Europe and Asia. This includes our international headquarters in Dublin, Ireland, and regional offices used for business operations, sales, support, and product development. Additional information regarding our lease commitments is available in Note 8 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
We believe that our remaining facilities are adequate and suitable for our current needs and that, should it be needed, suitable additional or alternative space will be available to accommodate our operations.
Item 3. Legal Proceedings
Refer to Note 16(b) to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for a description of our current material legal proceedings.
Item 4. Mine Safety Disclosures
Not applicable.
PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information for Common Stock
Our Class A common stock is traded on the New York Stock Exchange under the symbol “TWLO.” Our Class B common stock is neither listed nor traded.
Holders of Record
As of January 31, 2023, we had 279 holders of record of our Class A common stock and Class B common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.
Dividend Policy
We have never declared or paid any cash dividends on our capital stock. We intend to retain any future earnings and do not expect to pay any dividends in the foreseeable future.
Stock Performance Graph
This performance graph shall not be deemed "soliciting material" or to be "filed" with the SEC for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of Twilio Inc. under the Securities Act of 1933, as amended, (the “Securities Act”) or the Exchange Act.
We have presented below the cumulative five-year total return to our stockholders in comparison to the S&P 500 Index and S&P 500 Information Technology Index. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our Class A common stock and in each respective index at the market closing price on the last trading day for the fiscal year ended December 31, 2017, and its relative performance is tracked through December 31, 2022. The comparisons are based on historical data and are not indicative of, nor intended to forecast, the future performance of our Class A common stock.

$1,800
$1,700
$1,600
$1,500
$1,400
$1,300
$1,200
$1,100
$1,000
$900
$800
$700
$600
$500
$400
$300
$200
$100
$0
Dec-17
Mar-18
Jun-18
Sep-18
Dec-18
Mar-19
Jun-19
Sep-19
Dec-19
Mar-20
Jun-20
Sep-20
Dec-20
Mar-21
Jun-21
Sep-21
Dec-21
Mar-22
Jun-22
Sep-22
Dec-22
Twilio Inc
S&P 500 Index
S&P 500 Info Tech Index

Sales of Unregistered Securities
During the year ended December 31, 2022, we issued 88,408 shares of our unregistered Class A common stock to an independent donor advised fund to further our Twilio.org philanthropic goals. The shares were “restricted securities” for purposes of Rule 144 under the Securities Act, and had an aggregate fair market value on the date of donation of $9.5 million. The foregoing transaction did not involve any underwriters, any underwriting discounts or commissions, or any public offering. We believe the offer, sale and issuance of the above shares were exempt from registration under the Securities Act by virtue of Section 4(a)(2) of the Securities Act because the issuance of the shares did not involve a public offering.
Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. In addition to historical financial information, the following discussion contains forward-looking statements that are based upon current plans, expectations and beliefs that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under Part II, Item 1A, “Risk Factors” in this Annual Report on Form 10-K.
Overview
We enable businesses to reinvent how they engage with their customers. We have seen customer expectations evolve over time whereas the customers have been increasingly requiring more personalized and seamless experiences when they interact with a business. We believe that these experiences are achievable if the businesses understand their customers on a deeper level and communicate with them in the manner and over the channels the customers prefer. We believe that it is no longer sufficient to think about customer engagement in separate contexts of marketing, customer support and product. Our leading customer engagement platform (“CEP”) solves this problem. Our customer engagement platform empowers businesses to create the exact solutions they need to engage their customers at every step of the customer journey through real-time, relevant, personalized communications over a customer preferred communications channel and fuel these communications with real-time comprehensive customer data. With our platform, businesses can personalize every transaction with their customers, build lasting loyalty, cut customer acquisition costs and increase customer lifetime value.

For a comprehensive overview of our business, our platform and our products refer to Part I, Item 1, “Business,” included elsewhere on this Annual Report on Form 10-K. As we announced on February 13, 2023, moving forward we will operate as two separate business units: Twilio Communications and Twilio Data & Applications (previously referred to as Software). For future periods, we will refer to our products and revenue that were previously termed as “Software products and revenue” as “Data & Applications products and revenue.”

We have experienced substantial growth in our business since inception. Our growth has predominantly been organic and from time to time we complemented it with strategic business acquisitions. In the years ended December 31, 2022, 2021, and 2020, our revenue was $3.8 billion, $2.8 billion and $1.8 billion, respectively, and our net loss was $1.3 billion, $949.9 million and $491.0 million, respectively. In the years ended December 31, 2022, 2021, and 2020, our 10 largest Active Customer Accounts generated an aggregate of 12%, 11% and 14% of our total revenue, respectively.
Key Business Metrics
We review a number of operational and financial metrics, including Active Customer Accounts and Dollar-Based Net Expansion Rate, to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans and make strategic decisions.
The following table summarizes our revenue growth, our number of Active Customer Accounts and Dollar-Based Net Expansion Rate for 2022, 2021 and 2020.

	Year Ended December 31,
	2022	2021	2020
Active Customer Accounts (as of end date of period) (1)	290,000	256,000	221,000
Total Revenue (in thousands) (2)	$3,826,321	$2,841,839	$1,761,776
Total Revenue Growth Rate (2)	35%	61%	55%
Dollar-Based Net Expansion Rate (3)	121%	131%	137%
____________________
(1) Excludes Active Customer Accounts from Zipwhip in 2021 and 2022.
(2) Includes revenue from Zipwhip, acquired July 14, 2021, Twilio Segment, acquired November 2, 2020, and other smaller acquisitions starting from the date of each respective acquisition. Total revenue growth rate measures year-over-year revenue growth.

(3) Unless an acquisition closes on the first day of a quarter, revenue from an acquisition will not impact this calculation until the quarter following the one year anniversary of the acquisition.
Active Customer Accounts
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
We believe that the number of Active Customer Accounts is an important indicator of the growth of our business, the market acceptance of our platform and future revenue trends. We believe that use of our platform by customers at or above the $5 per month threshold is a stronger indicator of potential future engagement than trial usage of our platform or usage at levels below $5 per month. The number of Active Customer Accounts is rounded down to the nearest thousand. In the three years ended December 31, 2022, 2021 and 2020, revenue from Active Customer Accounts represented over 99% of total revenue in each period.
Dollar‑Based Net Expansion Rate
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

We believe that measuring Dollar-Based Net Expansion Rate provides a more meaningful indication of the performance of our efforts to increase revenue from existing customers. Our ability to drive growth and generate incremental revenue depends, in part, on our ability to maintain and grow our relationships with existing Active Customer Accounts and to increase their use of our platform. An important way in which we have historically tracked performance in this area is by measuring the Dollar-Based Net Expansion Rate for Active Customer Accounts. Our Dollar-Based Net Expansion Rate increases when such Active Customer Accounts increase their usage of a product, extend their usage of a product to new applications or adopt a new product. Our Dollar-Based Net Expansion Rate decreases when such Active Customer Accounts cease or reduce their usage of a product or when we lower usage prices on a product. As our customers grow their businesses and extend the use of our platform, they sometimes create multiple customer accounts with us for operational or other reasons. As such, when we identify a significant customer organization (defined as a single customer organization generating more than 1% of revenue in a quarterly reporting period) that has created a new Active Customer Account, this new Active Customer Account is tied to, and revenue from this new Active Customer Account is included with, the original Active Customer Account for the purposes of calculating this metric.
Key Components of Statements of Operations
Revenue
Revenue. We derive the majority of our revenue from usage‑based fees earned from our communications products when customers access our cloud-based platform. Our usage‑based products primarily include offerings, such as Programmable Messaging, Programmable Voice, Twilio Verify and others. Some examples of the usage‑based fees that we charge include fees related to the number of text messages sent or received using our Programmable Messaging, minutes of call duration activity for our Programmable Voice and the number of authentications for Twilio Verify. In the years ended December 31, 2022, 2021 and 2020, we generated 73%, 72% and 76% of our revenue, respectively, from usage‑based fees.
We earn monthly subscription-based fees from more complex software products and solutions on our platform, such as our customer data platform Twilio Segment, our customer engagement solution Twilio Engage, our cloud contact center Twilio Flex and certain other fee‑based products, such as our Email API. Our communications products that are embedded into our complex software products are charged separately on a usage basis.
Customers gain access to our products and solutions either through an e-commerce self service sign-up format which requires an upfront prepayment via credit card that is drawn down as they use our products; or for our larger customers, including enterprise customers, a negotiated contract is established for at least 12 months that contain minimum revenue commitments and which may contain more favorable pricing. Customers on such contracts are typically either invoiced monthly in arrears for products used or invoiced in advance at the start of the term.
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
We define U.S. revenue as revenue from customers with IP addresses or mailing addresses at the time of registration in the United States. We define international revenue as revenue from customers with IP addresses or mailing addresses at the time of registration outside of the United States.
Cost of Revenue and Gross Margin
Cost of Revenue. Cost of revenue consists primarily of fees paid to network service providers. Cost of revenue also includes cloud infrastructure fees, direct costs of personnel, such as salaries and stock‑based compensation for our customer support employees, and other non‑personnel costs, such as depreciation and amortization expense related to data centers and hosting equipment, amortization of capitalized internal-use software development costs and acquired intangible assets.
Our arrangements with network service providers require us to pay fees based on the volume of phone calls initiated or text messages sent, as well as the number of telephone numbers acquired by us to service our customers. Our arrangements with our cloud infrastructure provider require us to pay fees based on our server capacity consumption.

Gross Margin. Gross margin is gross profit expressed as a percentage of revenue. Our gross margin has been and will continue to be affected by a number of factors, including the timing and extent of our investments in our operations; our product mix; our ability to manage our network service provider and cloud infrastructure‑related fees, including A2P SMS fees; the mix of U.S. revenue compared to international revenue; changes in foreign exchange rates; the timing of amortization of capitalized software development costs and acquired intangibles; and the extent to which we periodically choose to adjust prices of our products.
Operating Expenses
The most significant components of operating expenses are personnel costs, which consist of salaries, benefits, sales commissions and bonuses and stock‑based compensation. We also incur other non‑personnel costs related to our general overhead expenses.
Research and Development. Research and development expenses consist primarily of personnel costs, outsourced engineering services, cloud infrastructure fees for staging and development of our products, depreciation, amortization of capitalized internal-use software development costs and an allocation of our general overhead expenses. We capitalize the portion of our software development costs that meets the criteria for capitalization.
We are focusing our research and development investment in the highest impact product areas for our future. We are investing strategically in alignment with our focus on building a trusted leading customer engagement platform.
Sales and Marketing. Sales and marketing expenses consist primarily of personnel costs, including commissions and bonuses to our sales employees. Sales and marketing expenses also include expenditures related to advertising, marketing, our brand awareness activities, costs related to our SIGNAL customer and developer conferences, credit card processing fees, professional services fees, depreciation, amortization of acquired intangible assets and an allocation of our general overhead expenses.
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
We expect that we will incur costs associated with supporting the growth of our business and to meet the increased compliance requirements associated with our international expansion. We may also incur higher than usual losses related to deterioration of quality of certain financial assets caused by the macroeconomic conditions.
Restructuring Costs. Restructuring costs consist primarily of personnel costs, such as employee severance payments, benefits and certain facilitation costs, associated with our workforce reductions, which are described in Note 6 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K. Restructuring costs also include stock-based compensation expense related to vesting of stock-based awards of the impacted employees.
Impairment of Long-Lived Assets. Impairment of long-lived assets consists primarily of impairment charges allocated to the carrying amount of certain operating right-of-use assets and the associated leasehold improvements and property and equipment when the carrying amounts exceed their respective fair values.
(Provision for) Benefits From Income Taxes
Our (provision for) benefit from income taxes consists primarily of income taxes, withholding taxes in foreign jurisdictions in which the Company conducts business and tax benefits related to the release of valuation allowance from historically completed acquisitions.
The primary difference between our effective tax rate and the federal statutory rate relates to the full valuation allowance the Company established on the federal, state and certain foreign net operating losses and credits.

Non-GAAP Financial Measures
We use the following non‑GAAP financial information, collectively, to evaluate our ongoing operations and for internal planning and forecasting purposes. We believe that non‑GAAP financial information, when taken collectively, may be helpful to investors because it provides consistency and comparability with past financial performance, facilitates period‑to‑period comparisons of results of operations and assists in comparisons with other companies, many of which use similar non‑GAAP financial information to supplement their results of operations reported in accordance with generally accepted accounting principles (“GAAP”). Non‑GAAP financial information is presented for supplemental informational purposes only, should not be considered a substitute for financial information presented in accordance with GAAP and may be different from similarly‑titled non‑GAAP measures used by other companies. Whenever we use a non‑GAAP financial measure, a reconciliation is provided to the most closely applicable financial measure stated in accordance with GAAP. The users of our consolidated financial statements are encouraged to review the related GAAP financial measures and the reconciliation of these non‑GAAP financial measures to their most directly comparable GAAP financial measures.
Non‑GAAP Gross Profit and Non‑GAAP Gross Margin
For the periods presented, we define non‑GAAP gross profit and non‑GAAP gross margin as GAAP gross profit and GAAP gross margin, respectively, adjusted to exclude, as applicable, certain expenses as presented in the table below:

	Year Ended December 31,
	2022	2021	2020
Reconciliation:	(In thousands)
GAAP gross profit	$1,813,577	$1,390,713	$915,661
GAAP gross margin	47%	49%	52%
Non-GAAP adjustments:
Share-based compensation	21,136	14,074	8,857
Amortization of acquired intangibles	122,653	114,896	59,501
Payroll taxes related to stock-based compensation	539	—	—
Non-GAAP gross profit	$1,957,905	$1,519,683	$984,019
Non-GAAP gross margin	51%	53%	56%
Non‑GAAP Operating Expenses
For the periods presented, we define non‑GAAP operating expenses (including categories of operating expenses) as GAAP operating expenses (and categories of operating expenses) adjusted to exclude, as applicable, certain expenses as presented in the table below:

	Year Ended December 31,
	2022	2021	2020
Reconciliation:	(In thousands)
GAAP operating expenses	$3,018,885	$2,306,297	$1,408,562
Non-GAAP adjustments:
Share-based compensation	(763,149)	(618,211)	(353,054)
Amortization of acquired intangibles	(83,528)	(83,888)	(38,993)
Acquisition related expenses	(2,621)	(7,449)	(21,765)
Payroll taxes related to stock-based compensation	(23,293)	(48,417)	(27,389)
Charitable contribution	(9,541)	(31,169)	(18,993)
Restructuring costs	(76,636)	—	—
Impairment of long-lived assets	(97,722)	—	—
Non-GAAP operating expenses	$1,962,395	$1,517,163	$948,368

Non‑GAAP (Loss) Income from Operations and Non‑GAAP Operating Margin
For the periods presented, we define non‑GAAP (loss) income from operations (which we may refer to as “non-GAAP operating profit” or “non-GAAP profit from operations”) and non‑GAAP operating margin as GAAP loss from operations and GAAP operating margin, respectively, adjusted to exclude, as applicable, certain expenses as presented in the table below:

	Year Ended December 31,
	2022	2021	2020
Reconciliation:	(In thousands)
GAAP loss from operations	$(1,205,308)	$(915,584)	$(492,901)
GAAP operating margin	(32)%	(32)%	(28)%
Non-GAAP adjustments:
Share-based compensation	784,285	632,285	361,911
Amortization of acquired intangibles	206,181	198,784	98,494
Acquisition related expenses	2,621	7,449	21,765
Payroll taxes related to stock-based compensation	23,832	48,417	27,389
Charitable contribution	9,541	31,169	18,993
Restructuring costs	76,636	—	—
Impairment of long-lived assets	97,722	—	—
Non-GAAP (loss) income from operations	$(4,490)	$2,520	$35,651
Non-GAAP operating margin	—%	—%	2%

Factors Affecting Our Performance
We believe that the future success of our business and our results of operations may be significantly affected by many factors, including the factors described below and those outlined in Part II, Item 1A, “Risk Factors.”
Usage-Based Fees. The majority of our revenue is derived from usage-based fees that we charge primarily for our communications products, which can lead to variability and at times create significant differences between forecasts and actual results. In addition, our product mix and mix of international and domestic customers may significantly impact our gross margin. Because usage trends by geographic region and by customer are inherently difficult to estimate, our actual results could differ significantly from our estimates, particularly if market and industry specific conditions continue to shift.
Macroeconomic and Geopolitical Factors. Our results of operations may be significantly affected by several macroeconomic and geopolitical factors, such as changes in global economic conditions, customer demand and spending, inflation, labor market constraints, uncertainty regarding the impacts of fluctuations in foreign exchange rates, world events, existing and new domestic and foreign laws and regulations, as well as those factors outlined in Part I, Item 1A, “Risk Factors.”
Key Developments
Share Repurchase Program. In February 2023, our board of directors authorized a share repurchase program to repurchase $1.0 billion of our Class A common stock over time. Under the program, we may purchase shares from time to time through open market transactions, privately negotiated transactions and other means in compliance with applicable securities laws, including through Rule 10b5-1 plans. The program is set to expire on December 31, 2024. The timing, manner, price and amount of any repurchases are determined by us at our discretion and depend on a variety of factors, including legal requirements, price and economic market conditions.
Business Unit Reorganization. In February 2023, we announced the reorganization of our business into two business units: Twilio Communications and Twilio Data & Applications. We believe that this strategic realignment will enable us to better execute on the key priorities for each side of our business—driving efficiencies for Communications and accelerating growth for Data & Applications—while accounting for each business unit’s unique economic, customer, and product needs. These two business units can execute toward their respective financial goals with more focus and independence—but they are also highly complementary. Our Data & Applications business benefits from our underlying communications platform and our substantial active customer base. Our success in Data & Applications also drives more intelligence for our Communications products. Together, they address adjacent buyers and related problems that our customers have. We also believe that driving efficiencies in our Communications business and establishing it as our major profit engine will allow us to continue to invest in our Data & Applications business to drive growth, capture market share, and increase our gross margin.
Workforce Reduction Plans. In September 2022, the compensation and talent management committee of our board of directors approved a restructuring plan that was designed to reduce operating costs, improve operating margins and shift our selling capacity to accelerate software sales (the “September Plan”). The September Plan eliminated approximately 11% of our global workforce. During 2022, we recorded an aggregate restructuring expense of $76.6 million in our consolidated statement of operations in connection with the September Plan, consisting of employee transition, notice period and severance payments, employee benefits, and related facilitation costs. The execution of the September Plan was substantially complete as of December 31, 2022. For further details on this event refer to Note 6 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
In February 2023, we committed to a workforce reduction plan (the “February Plan”), that in addition to the September Plan, is intended to reduce operating costs, improve operating margins, and accelerate profitability. The February Plan included the elimination of approximately 17% of our workforce. We estimate that we will incur approximately $100.0 to $135.0 million in charges in connection with the February Plan, consisting of cash expenditures for employee transition, notice period and severance payments, employee benefits, and related facilitation costs. We expect that the majority of the restructuring charges related to the February Plan will be incurred in the first quarter of 2023 and that the execution of the February Plan, including cash payments, will be substantially complete by the end of the second quarter of 2023.

Remote-First Company. In May 2022, we announced our decision to become a remote-first company, giving employees the flexibility to work remotely on a permanent basis. As part of our new operating strategy, in the third quarter, we permanently closed several of our office locations (the “2022 Closures”), which resulted in an impairment of several long-lived assets, including our operating leases, leasehold improvement and property and equipment. During 2022, we recorded a total impairment loss of $97.7 million and expect to record an estimated additional loss of approximately $7.0 million to $10.0 million in the first quarter of 2023 related to the 2022 Closures. In February 2023, we announced that we will permanently close additional office locations. The February announcement will result in an additional impairment of approximately $10.0 to $25.0 million that will be recorded during 2023 as the exit activities are finalized in each location.
Investment in Syniverse Corporation. In May 2022, we acquired 44.55% equity interests in Syniverse Corporation (“Syniverse”) for $750.0 million in cash. We do not have a controlling financial interest in Syniverse but we can exercise significant influence and therefore, the investment was accounted for under the equity method. In our statement of operations we record our proportional share of Syniverse net earnings or losses as they occur. We also record the amortization of basis difference in certain intangible assets that we valued to fair value on the transaction closing date, as required by the accounting standards. For more details on the nature of this transaction, accounting treatment and the impact to our financial statements refer to Note 2(w) and Note 10 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
Sabbatical Program. In February 2023, we announced that we will be sunsetting our employee sabbatical program that we introduced effective July 1, 2022. The sabbatical program was intended to provide our tenured employees with a paid sabbatical leave of four consecutive weeks. Employees who had already accumulated more than three years of tenure with us as of the program’s effective date became immediately eligible for their sabbatical leaves. As of December 31, 2022, we carried a $30.7 million liability related to this program. Sunsetting of this program will result in an estimated $10.0 million one-time non-cash benefit that will be recorded in the first quarter of 2023.

Results of Operations
The following table sets forth our results of operations for the periods presented. We have included Zipwhip in our results of operations prospectively after its closing date of July 14, 2021; Twilio Segment after its closing date of November 2, 2020; and all other acquisitions from the respective closing dates of each acquisition. The period-to-period comparison of our historical results are not indicative of the results that may be expected in the future.

	Year Ended December 31,
	2022	2021	2020
Consolidated Statements of Operations Data:	(In thousands, except share and per share amounts)
Revenue	$3,826,321	$2,841,839	$1,761,776
Cost of revenue (1) (2)	2,012,744	1,451,126	846,115
Gross profit	1,813,577	1,390,713	915,661
Operating expenses:
Research and development (1) (2)	1,079,081	789,219	530,548
Sales and marketing (1) (2)	1,248,032	1,044,618	567,407
General and administrative (1) (2)	517,414	472,460	310,607
Restructuring costs (1)	76,636	—	—
Impairment of long-lived assets	97,722	—	—
Total operating expenses	3,018,885	2,306,297	1,408,562
Loss from operations	(1,205,308)	(915,584)	(492,901)
Other expenses, net:
Share of losses from equity method investment	(35,315)	—	—
Other expenses, net	(3,009)	(45,345)	(11,525)
Total other expenses, net	(38,324)	(45,345)	(11,525)
Loss before (provision for) benefit from income taxes	(1,243,632)	(960,929)	(504,426)
(Provision for) benefit from income taxes	(12,513)	11,029	13,447
Net loss attributable to common stockholders	$(1,256,145)	$(949,900)	$(490,979)
Net loss per share attributable to common stockholders, basic and diluted	$(6.86)	$(5.45)	$(3.35)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	182,994,038	174,180,465	146,708,663

__________________________________
(1) Includes stock-based compensation expense as follows:

	Year Ended December 31,
	2022	2021	2020
	(In thousands)
Cost of revenue	$21,136	$14,074	$8,857
Research and development	374,846	258,672	173,303
Sales and marketing	240,109	213,351	103,450
General and administrative	148,194	146,188	76,301
Restructuring costs	14,275	—	—
Total	$798,560	$632,285	$361,911
____________________________________
(2) Includes amortization of acquired intangibles as follows:

	Year Ended December 31,
	2022	2021	2020
	(In thousands)
Cost of revenue	$122,653	$114,896	$59,501
Research and development	1,680	1,260	—
Sales and marketing	81,841	82,493	38,915
General and administrative	7	135	78
Total	$206,181	$198,784	$98,494

The following table sets forth our results of operations for each of the periods presented as a percentage of our total revenue:

	Year Ended December 31,
	2022	2021	2020
Consolidated Statements of Operations, as a percentage of revenue: **
Revenue	100%	100%	100%
Cost of revenue	53	51	48
Gross profit	47	49	52
Operating expenses:
Research and development	28	28	30
Sales and marketing	33	37	32
General and administrative	14	17	18
Restructuring costs	2	—	—
Impairment of long-lived assets	3	—	—
Total operating expenses	79	81	80
Loss from operations	(32)	(32)	(28)
Other expenses, net
Share of losses from equity method investment	(1)	—	—
Other expenses, net	*	(2)	(1)
Total other expenses, net	(1)	(2)	(1)
Loss before (provision for) benefit from income taxes	(33)	(34)	(29)
(Provision for) benefit from income taxes	*	*	1
Net loss attributable to common stockholders	(33%)	(33%)	(28%)

____________________________________
* Less than 0.5% of revenue.
** Columns may not add up to 100% due to rounding.

Comparison of Fiscal Years Ended December 31, 2022, 2021 and 2020
Revenue

	Year Ended December 31,
	2022	2021	2020	2021 to 2022 Change		2020 to 2021 Change
	(Dollars in thousands)
Total Revenue	$3,826,321	$2,841,839	$1,761,776	$984,482	35%	$1,080,063	61%
2022 compared to 2021
In 2022, total revenue increased by $984.5 million, or 35%, compared to the same period last year. This increase was primarily attributable to an increase in the usage of our products by our existing customers as reflected in our Dollar-Based Net Expansion Rate of 121%, as well as a 13% increase in the number of Active Customer Accounts, from over 256,000 as of December 31, 2021, to over 290,000 as of December 31, 2022. This growth in usage and Active Customer Accounts helped to drive a $650.0 million increase in Programmable Messaging revenue, a $46.3 million increase in Programmable Voice revenue, a $56.1 million increase in Email revenue and a $115.5 million increase in revenue related to our software products.
In 2022, U.S. revenue and international revenue represented $2.5 billion, or 66%, and $1.3 billion, or 34%, respectively, of total revenue. In 2021, U.S. revenue and international revenue represented $1.9 billion, or 68%, and $914.5 million, or 32%, respectively, of total revenue. The increase in international revenue was attributable to the growth in usage of our products by our existing customers as reflected in our overall Dollar-Based Net Expansion Rate of 121%, as well as a 13% increase in the number of international Active Customer Accounts.
2021 compared to 2020
In 2021, total revenue increased by $1.1 billion, or 61%, compared to the same period in the prior year. This increase was primarily attributable to increases in the usage of our products by our existing customers, as reflected in our Dollar‑Based Net Expansion Rate of 131%, as well as a 16% increase in the number of Active Customer Accounts, from 221,000 as of December 31, 2020, to over 256,000 as of December 31, 2021. This growth in usage and Active Customer Accounts helped to drive a $403.4 million increase in Programmable Messaging revenue, exclusive of A2P fees and revenue contributions from recent acquisitions; a $83.4 million increase in Programmable Voice revenue; a $58.7 million increase in Email revenue; and a $74.7 million increase from the additional A2P fees imposed by certain carriers, exclusive of Zipwhip A2P fees. The increase in total revenue was also due to the increases in revenue contributions from our acquisitions, including, $178.0 million from Twilio Segment, $55.4 million from Zipwhip and $63.2 million from other businesses.
In 2021, U.S. revenue and international revenue represented $1.9 billion, or 68%, and $914.5 million, or 32%, respectively, of total revenue. In 2020, U.S. revenue and international revenue represented $1.3 billion, or 73%, and $479.6 million, or 27%, respectively, of total revenue. The increase in international revenue was attributable to the growth in usage of our products, particularly our Programmable Messaging products and Programmable Voice products, by our existing international Active Customer Accounts; a 14% increase in the number of international Active Customer Accounts driven in part by our focus on expanding our sales to customers outside of the United States; and revenue contribution from our recent acquisitions.
Cost of Revenue and Gross Margin

	Year Ended December 31,
	2022	2021	2020	2021 to 2022 Change		2020 to 2021 Change
	(Dollars in thousands)
Cost of revenue	$2,012,744	$1,451,126	$846,115	$561,618	39%	$605,011	72%
Gross margin	47%	49%	52%

2022 compared to 2021
In 2022, cost of revenue increased by $561.6 million, or 39%, compared to the same period last year. The increase in cost of revenue was primarily attributable to a $449.7 million increase in network service providers’ costs and a $36.5 million increase in cloud infrastructure fees, all to support the growth in usage of our products.
In 2022, gross margin declined compared to the same period last year. This decline was primarily driven by a 120 basis point decrease in our messaging margins, driven by strong growth in our lower margin international messaging business.
2021 compared to 2020
In 2021, cost of revenue increased by $605.0 million, or 72%, compared to the same period in the prior year. The increase in cost of revenue was primarily attributable to a $465.5 million increase in network service providers’ costs, which included the additional A2P fees imposed by certain carriers, and a $44.2 million increase in cloud infrastructure fees, all to support the growth in usage of our products. The increase was also due to a $55.4 million increase in the amortization expense of intangible assets that we acquired through business combinations. In addition, the year ended December 31, 2021, included cost of revenue from our recent acquisitions.
In 2021, gross margin declined compared to the same period in the prior year. This decline was primarily driven by a 150 basis point decrease caused by strong growth in our lower margin international messaging business, a 150 basis point decrease caused by the additional A2P fees imposed by certain carriers and a 110 basis point decrease caused primarily by an increase in network service provider fees in certain geographies. We pass both A2P fees and network service provider fees to our messaging customers at cost, resulting in decreases to gross margin. The decline was offset by a 120 basis point increase due to the impact of the acquisition of our Twilio Segment business. The remaining change in gross margin was driven by items with smaller impacts, including a 70 basis point decrease due to amortization expense related to our acquired intangible assets and a 50 basis point increase due to certain operational improvements and the growth of our other application services products.
Operating Expenses

	Year Ended December 31,
	2022	2021	2020	2021 to 2022 Change		2020 to 2021 Change
	(Dollars in thousands)
Research and development	$1,079,081	$789,219	$530,548	$289,862	37%	$258,671	49%
Sales and marketing	1,248,032	1,044,618	567,407	203,414	19%	477,211	84%
General and administrative	517,414	472,460	310,607	44,954	10%	161,853	52%
Restructuring costs	76,636	—	—	76,636	100%	—	—%
Impairment of long-lived assets	97,722	—	—	97,722	100%	—	—%
Total operating expenses	$3,018,885	$2,306,297	$1,408,562	$712,588	31%	$897,735	64%
2022 compared to 2021
In 2022, research and development expenses increased by $289.9 million, or 37%, compared to the same period last year. The increase was primarily attributable to a $264.4 million increase in personnel costs, net of capitalized costs, largely as a result of a 33% average increase in our research and development headcount as we continued to focus on enhancing our Twilio Segment and Flex products and strengthening our platform infrastructure.
In 2022, sales and marketing expenses increased by $203.4 million, or 19%, compared to the same period last year. The increase was primarily attributable to a $175.5 million increase in personnel costs, largely as a result of a 26% average increase in sales and marketing headcount as we continued to expand our sales efforts globally. The increase was also due to a $13.4 million increase in advertising expenses.

In 2022, general and administrative expenses increased by $45.0 million, or 10%, compared to the same period last year. The increase was primarily attributable to a $32.0 million increase in personnel costs, comprised of a $29.9 million, or 20%, increase in personnel costs before stock-based compensation, and a $2.0 million increase in stock-based compensation. The increase in personnel costs were largely a result of a 21% average increase in general and administrative headcount to support the growth of our business globally. The increase was also attributable to a $28.3 million increase in our bad debt expense. These increases were partially offset by a $21.6 million decrease in charitable contribution expense that we made through Twilio.org.
In 2022, we incurred $76.6 million in restructuring costs as a result of the September Plan approved by the compensation and talent management committee of our board of directors during the third quarter of 2022. For further detail refer to Note 6 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
In 2022, we incurred $97.7 million in impairment charges related to our operating lease assets and other long-lived assets. The impairment charges were triggered by the office closures in 2022. For further detail refer to Note 5 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
2021 compared to 2020
In 2021, research and development expenses increased by $258.7 million, or 49%, compared to the same period in the prior year. The increase was primarily attributable to a $225.0 million increase in personnel costs, net of a $15.7 million increase in capitalized software development costs, largely as a result of a 54% average increase in our research and development headcount, including as a result of acquisitions, as we continued to focus on enhancing our existing products, introducing new products as well as enhancing product management and other technical functions.
In 2021, sales and marketing expenses increased by $477.2 million, or 84%, compared to the same period in the prior year. The increase was primarily attributable to a $331.5 million increase in personnel costs, largely as a result of a 74% average increase in sales and marketing headcount, including as a result of acquisitions, as we continued to expand our sales efforts globally. The increase was also due to a $43.6 million increase related to the amortization of acquired intangible assets and a $31.6 million increase in advertising expenses.
In 2021, general and administrative expenses increased by $161.9 million, or 52%, compared to the same period in the prior year. The increase was primarily attributable to a $142.1 million increase in personnel costs, largely as a result of a 75% average increase in general and administrative headcount, including as a result of acquisitions, to support the growth of our business globally. The increase was also due to a $12.2 million increase in charitable contributions that we made through Twilio.org, $11.2 million increase in professional service fees incurred in the ordinary course of business, offset by a $14.2 million decrease in professional services related to our acquisitions.
Liquidity and Capital Resources
As of December 31, 2022, we had cash and cash equivalents of $651.8 million and short-term marketable securities of $3.5 billion. Cash and cash equivalents consist of money market funds, reverse repurchase agreements and commercial paper. Short-term marketable securities consist primarily of U.S. treasury securities, non-U.S. government securities, high credit quality corporate debt securities and commercial paper. The cash and cash equivalents and short-term marketable securities are held for working capital purposes.
Our principal sources of liquidity have been (i) the net proceeds of $979.0 million, $1.4 billion and $1.8 billion, net of underwriting discounts and offering expenses paid by us, from our public equity offerings in June 2019, August 2020 and February 2021, respectively; (ii) the aggregate net proceeds of approximately $984.7 million, after deducting purchaser discounts and debt issuance costs paid by us, from the issuance of our 2029 Notes and 2031 Notes in March 2021 (each, as defined below); (iii) the net proceeds of $228.4 million, after deducting transaction costs paid by us, from settlement of our capped call arrangements in June 2021; and (iv) the payments received from customers using our products.
Our primary uses of cash include operating costs, such as personnel-related costs, network service provider costs, cloud infrastructure costs, facility-related spending, as well as, from time to time, acquisitions and investments. Our principal contractual and other commitments consist of obligations under our 2029 Notes and 2031 Notes, our operating leases for office space that we occupy, sublease or hold to sublease, and contractual commitments to our cloud infrastructure and network service providers. Refer to Note 8, Note 13 and Note 16(a) to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for discussions of our obligations and commitments related to leases, debt and other purchase obligations.

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
We believe that our cash, cash equivalents and marketable securities balances, as well as the cash flows generated by our operations, will be sufficient to satisfy our anticipated cash needs for working capital and capital expenditure needs, including authorized share repurchases, for the next 12 months and beyond. However, our belief may prove to be incorrect, and we could utilize our available financial resources sooner than we currently expect. Our future capital requirements and the adequacy of available funds will depend on many factors, including those set forth in Part I, Item 1A, “Risk Factors.” We may be required to seek additional equity or debt financing in order to meet these future capital requirements. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us, or at all. If we are unable to raise additional capital when desired, our business, results of operations and financial condition would be adversely affected. Additionally, cash from operations could also be affected by various risks and uncertainties in connection with the impact of an economic downturn or recession, significant market volatility in the global economy, timing and ability to collect payments from our customers and other risks detailed in Part I, Item 1A, “Risk Factors.”
Share Repurchase Program
In February 2023, our board of directors authorized a share repurchase program to repurchase $1.0 billion of our Class A common stock over time. Under the program, we may purchase shares from time to time through open market transactions, privately negotiated transactions, and other means in compliance with applicable securities laws, including through Rule 10b5-1 plans. The program is set to expire on December 31, 2024. The timing, manner, price and amount of any repurchases are determined by us at our discretion and depend on a variety of factors, including legal requirements, price and economic market conditions.
2029 Notes and 2031 Notes
In March 2021, we issued and sold $1.0 billion aggregate principal amount of senior notes, consisting of $500.0 million principal amount of 3.625% notes due 2029 (the “2029 Notes”) and $500.0 million principal amount of 3.875% notes due 2031 (the “2031 Notes,” and together with the 2029 Notes, the “Notes”). These Notes are described in detail in Note 13 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
Cash Flows
The following table summarizes our cash flows:

	Year Ended December 31,
	2022	2021	2020
	(In thousands)
Cash (used in) provided by operating activities	$(254,368)	$(58,192)	$32,654
Cash used in investing activities	(616,452)	(2,489,996)	(845,855)
Cash provided by financing activities	45,007	3,096,325	1,493,311
Effect of exchange rate changes on cash, cash equivalents and restricted cash	60	(191)	40
Net (decrease) increase in cash, cash equivalents and restricted cash	$(825,753)	$547,946	$680,150

Cash Flows from Operating Activities
In 2022, cash used in operating activities consisted primarily of our net loss of $1.3 billion adjusted for non-cash items, including $798.6 million of stock-based compensation expense reflecting the impact of the September Plan, $279.1 million of depreciation and amortization expense, $97.7 million of impairment of operating lease assets and other long-lived assets, $57.9 million amortization of deferred commissions, $47.2 million of non-cash reduction in our operating right-of-use asset, $35.3 million of share of losses from equity method investments, $35.0 million of allowance for credit losses, $33.2 million of net amortization of investment premium and discount and $396.6 million of cumulative changes in operating assets and liabilities. With respect to changes in operating assets and liabilities, accounts receivable and prepaid expenses increased $289.0 million primarily due to revenue growth, timing of cash receipts and pre-payments of our cloud infrastructure fees and certain operating expenses. Accounts payable and other current liabilities increased $105.8 million primarily due to increases in transaction volumes, the impact from the new sabbatical employee benefit that we introduced effective July 1, 2022. Operating lease liabilities decreased $54.5 million due to payments made against our operating lease obligations. Other long-term assets increased $146.5 million primarily due to an increase in the sales commissions balances related to the growth of our business. The impairment of operating lease assets and other long lived assets is described further in Note 5 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
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
Cash Flows from Investing Activities
In 2022, cash used in investing activities was $616.5 million primarily consisting of $498.9 million of purchases of marketable securities and other investments, net of maturities and sales, $45.8 million related to capitalized software development costs, $37.4 million of net cash paid to acquire other businesses and $34.4 million related to purchases of long-lived assets.
In 2021, cash used in investing activities was $2.5 billion primarily consisting of $1.9 billion of purchases of marketable securities and other investments, net of maturities and sales, $491.5 million of net cash paid to acquire other businesses as described in Note 9 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K, $44.0 million related to capitalized software development costs and $46.0 million related to purchases of long-lived assets.
Cash Flows from Financing Activities
In 2022, cash provided by financing activities was $45.0 million primarily consisting of $59.6 million in proceeds from stock options exercised by our employees and shares issued under our 2016 Employee Stock Purchase Plan (the “ESPP”), offset by $13.4 million in principal payments on debt and finance leases.
In 2021, cash provided by financing activities was $3.1 billion primarily consisting of $1.8 billion in net proceeds from our public equity offering, as described in Note 17 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K; $984.7 million in net proceeds from the issuance of our 2029 Notes and 2031 Notes and $228.4 million in net proceeds from the settlement of the capped call transactions related to our convertible senior notes due 2023, which were fully redeemed during 2021, as described in Note 13 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K; and $136.2 million in proceeds from stock options exercised by our employees and shares issued under our ESPP.
Segment Information
We have one business activity and operate in one reportable segment.

Critical Accounting Policies and Estimates
Our consolidated financial statements are prepared in accordance with U.S. GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Our actual results could differ from these estimates.
We believe that the accounting policies, assumptions and estimates associated with revenue recognition and business combinations have the greatest potential impact on our consolidated financial statements. Therefore, we consider these to be our critical accounting policies and estimates.
See Note 2 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for a discussion of our accounting policies.
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
Our revenue is primarily derived from usage-based fees earned from our communications products when customers access our cloud-based platform. Platform access is considered a monthly series comprising one performance obligation and usage-based fees are recognized as revenue in the period in which the usage occurs.
Subscription-based fees are derived from our complex software products, such as Twilio Segment, Twilio Engage, Twilio Flex and certain non-usage-based contracts, such as with the sales of short codes and customer support. Non-usage-based contracts revenue is recognized on a ratable basis over the contractual term which is generally from one to three years.
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
Business Combinations

Accounting for business combinations requires us to make significant estimates and assumptions, especially at the acquisition date with respect to the estimated acquisition date fair value of tangible and intangible assets acquired and liabilities assumed. We use our best estimates and assumptions to accurately determine the fair value of the tangible and intangible assets acquired and liabilities assumed at the acquisition date as well as the useful lives of those acquired intangible assets. Examples of critical estimates in valuing certain of the intangible assets and goodwill we have acquired include but are not limited to future expected cash flows from acquired developed technologies; expected growth and longevity of existing customer relationships; expected outcomes related to uncertain tax positions and tax related valuation allowances assumed; and selected discount rates. Unanticipated events and circumstances may occur that may affect the accuracy or validity of such assumptions, estimates or actual results.
Recent Accounting Pronouncements Not Yet Adopted
See Note 2(af) to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for a discussion of recent accounting pronouncements not yet adopted.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk
We are exposed to certain market risks in the ordinary course of our business, including sensitivities as follows:
Interest Rate Risk
We had cash and cash equivalents of $651.8 million and short-term marketable securities of $3.5 billion as of December 31, 2022. Cash, cash equivalents and restricted cash consist of money market funds, reverse repurchase agreements and commercial paper. Short-term marketable securities consist primarily of U.S. treasury securities, non-U.S. government securities, high credit quality corporate debt securities and commercial paper. The cash and cash equivalents and short-term marketable securities are held for working capital purposes. Such interest‑earning instruments carry a degree of interest rate risk. To date, fluctuations in interest income have not been significant. The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. In March 2021, we issued $1.0 billion aggregate principal amount of our 2029 Notes and 2031 Notes carrying fixed interest rates of 3.625% and 3.875%, respectively. Due to the short‑term nature of our investments and fixed rate nature of our debt, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. A hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
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
The majority of our subsidiaries remeasure monetary assets and liabilities at period-end exchange rates, while non-monetary items are remeasured at historical rates. Revenue and expense accounts are remeasured at the average exchange rate in effect during the month in which a transaction occurs. If there is a change in foreign currency exchange rates, the conversion of our foreign subsidiaries’ financial statements into U.S. dollars would result in a realized gain or loss which is recorded in our consolidated statements of operations included elsewhere in this Annual Report on Form 10-K.
We enter into foreign currency derivative hedging transactions to mitigate our exposure to market risks that may result from changes in foreign currency exchange rates. For further information, refer to Note 7 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
A hypothetical 10% change in foreign exchange rates during any of the periods presented would not have had a material impact on our consolidated financial statements.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Twilio Inc.:
Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of Twilio Inc. and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Evaluation of the sufficiency of audit evidence over revenue recognition
As discussed in Note 2(e) to the consolidated financial statements, the Company's revenue is derived from usage and non-usage based fees earned from customers accessing the Company's cloud-based platform. As of December 31, 2022, the Company recorded $3.8 billion in revenues, a portion of which related to Programmable Messaging and Programmable Voice APIs. The Company’s revenue recognition process is highly automated, and revenue is recorded within the Company’s general ledger through reliance on customized and proprietary information technology (IT) systems.
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
Santa Clara, California
February 24, 2023

TWILIO INC.
Consolidated Balance Sheets

	As of December 31,
	2022	2021
	(In thousands, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$651,752	$1,479,452
Short-term marketable securities	3,503,317	3,878,430
Accounts receivable, net	547,507	388,215
Prepaid expenses and other current assets	281,510	186,131
Total current assets	4,984,086	5,932,228
Property and equipment, net	263,979	255,316
Operating right-of-use assets	121,341	234,584
Equity method investment	699,911	—
Intangible assets, net	849,935	1,050,012
Goodwill	5,284,153	5,263,166
Other long-term assets	360,899	263,292
Total assets	$12,564,304	$12,998,598
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$124,605	$93,333
Accrued expenses and other current liabilities	490,221	417,503
Deferred revenue and customer deposits	139,110	140,389
Operating lease liability, current	54,222	52,325
Total current liabilities	808,158	703,550
Operating lease liability, noncurrent	164,551	211,253
Finance lease liability, noncurrent	21,290	25,132
Long-term debt, net	987,382	985,907
Other long-term liabilities	23,881	41,290
Total liabilities	2,005,262	1,967,132
Commitments and contingencies (Note 16)
Stockholders' equity:
Preferred stock, $0.001 par value, 100,000,000 shares authorized, none issued	—	—
Class A and Class B common stock, $0.001 par value per share
Authorized shares 1,100,000,000 as of December 31, 2022 and 2021; Issued and outstanding shares 185,975,709 and 180,468,099 as of December 31, 2022 and 2021	186	180
Additional paid-in capital	14,055,853	13,169,118
Accumulated other comprehensive loss	(121,161)	(18,141)
Accumulated deficit	(3,375,836)	(2,119,691)
Total stockholders’ equity	10,559,042	11,031,466
Total liabilities and stockholders’ equity	$12,564,304	$12,998,598
See accompanying notes to consolidated financial statements.

TWILIO INC.
Consolidated Statements of Operations

	Year Ended December 31,
	2022	2021	2020
	(In thousands, except share and per share amounts)
Revenue	$3,826,321	$2,841,839	$1,761,776
Cost of revenue	2,012,744	1,451,126	846,115
Gross profit	1,813,577	1,390,713	915,661
Operating expenses:
Research and development	1,079,081	789,219	530,548
Sales and marketing	1,248,032	1,044,618	567,407
General and administrative	517,414	472,460	310,607
Restructuring costs	76,636	—	—
Impairment of long-lived assets	97,722	—	—
Total operating expenses	3,018,885	2,306,297	1,408,562
Loss from operations	(1,205,308)	(915,584)	(492,901)
Other expenses, net:
Share of losses from equity method investment	(35,315)	—	—
Other expenses, net	(3,009)	(45,345)	(11,525)
Total other expenses, net	(38,324)	(45,345)	(11,525)
Loss before (provision for) benefit from income taxes	(1,243,632)	(960,929)	(504,426)
(Provision for) benefit from income taxes	(12,513)	11,029	13,447
Net loss attributable to common stockholders	$(1,256,145)	$(949,900)	$(490,979)
Net loss per share attributable to common stockholders, basic and diluted	$(6.86)	$(5.45)	$(3.35)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	182,994,038	174,180,465	146,708,663
See accompanying notes to consolidated financial statements.

TWILIO INC.
Consolidated Statements of Comprehensive Loss

	Year Ended December 31,
	2022	2021	2020
	(In thousands)
Net loss	$(1,256,145)	$(949,900)	$(490,979)
Other comprehensive (loss) income:
Unrealized (loss) gain on marketable securities	(83,049)	(27,215)	3,674
Foreign currency translation	(5,587)	(266)	286
Net change in market value of effective foreign currency forward exchange contracts	556	294	—
Share of other comprehensive loss from equity method investment	(14,940)	—	—
Total other comprehensive (loss) income	(103,020)	(27,187)	3,960
Comprehensive loss attributable to common stockholders	$(1,359,165)	$(977,087)	$(487,019)
See accompanying notes to consolidated financial statements.

TWILIO INC.
Consolidated Statements of Stockholder's Equity

	Common Stock Class A		Common Stock Class B		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
	(In thousands, except share amounts)
Balance as of December 31, 2019	126,882,172	$124	11,530,627	$14	$4,952,999	$5,086	$(678,812)	$4,279,411
Net loss	—	—	—	—	—	—	(490,979)	(490,979)
Exercises of stock options	2,263,629	2	1,232,099	1	72,514	—	—	72,517
Vesting of restricted stock units	3,525,401	4	29,007	—	—	—	—	4
Value of equity awards withheld for tax liability	(34,893)	—	(4,692)	—	(8,778)	—	—	(8,778)
Conversion of shares of Class B common stock into shares of Class A common stock	2,235,739	2	(2,235,739)	(2)	—	—	—	—
Equity component from partial settlement of convertible senior notes due 2023	2,902,434	3	—	—	190,757	—	—	190,760
Shares of Class A common stock issued under ESPP	291,800	1	—	—	32,242	—	—	32,243
Shares of Class A common stock issued and donated to charity	88,408	—	—	—	18,993	—	—	18,993
Issuance of shares of Class A common stock in connection with a follow-on public offering, net of underwriters' discounts and issuance costs	5,819,838	6	—	—	1,408,163	—	—	1,408,169
Shares of Class A common stock issued in acquisition	9,263,140	9	—	—	2,532,347	—	—	2,532,356
Value of equity awards assumed in acquisition	—	—	—	—	38,972	—	—	38,972
Shares of Class A common stock issued in acquisition subject to future vesting	258,554	—	—	—	—	—	—	—
Unrealized gain on marketable securities	—	—	—	—	—	3,674	—	3,674
Foreign currency translation	—	—	—	—	—	286	—	286
Stock-based compensation	—	—	—	—	375,037	—	—	375,037
Balance as of December 31, 2020	153,496,222	$151	10,551,302	$13	$9,613,246	$9,046	$(1,169,791)	$8,452,665
See accompanying notes to consolidated financial statements.

TWILIO INC.
Consolidated Statements of Stockholder's Equity

	Common Stock Class A		Common Stock Class B		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
	(In thousands, except share amounts)
Balance as of December 31, 2020	153,496,222	$151	10,551,302	$13	$9,613,246	$9,046	$(1,169,791)	$8,452,665
Net loss	—	—	—	—	—	—	(949,900)	(949,900)
Exercises of vested stock options	1,779,320	2	509,499	—	87,693	—	—	87,695
Vesting of restricted stock units	3,515,913	4	—	—	(4)	—	—	—
Value of equity awards withheld for tax liability	(32,002)	—	—	—	(10,388)	—	—	(10,388)
Conversion of shares of Class B common stock into shares of Class A common stock	1,218,696	1	(1,218,696)	(1)	—	—	—	—
Equity component from partial settlement and redemption of convertible senior notes due 2023	4,846,965	5	—	—	335,637	—	—	335,642
Settlement of capped call, net of related costs	—	—	—	—	225,233	—	—	225,233
Shares of Class A common stock issued under ESPP	198,926	—	—	—	48,465	—	—	48,465
Shares of Class A common stock issued and donated to charity	88,408	—	—	—	31,169	—	—	31,169
Issuance of shares of Class A common stock in connection with a follow-on public offering, net of underwriters' discounts and issuance costs	4,312,500	4	—	—	1,765,709	—	—	1,765,713
Shares of Class A common stock issued in acquisition	1,116,816	1	—	—	419,169	—	—	419,170
Value of equity awards assumed in acquisition	—	—	—	—	1,511	—	—	1,511
Shares of Class A common stock subject to future vesting	84,230	—	—	—	—	—	—	—
Unrealized loss on marketable securities	—	—	—	—	—	(27,215)	—	(27,215)
Foreign currency translation	—	—	—	—	—	(266)	—	(266)
Net change in market value of effective foreign currency forward exchange contracts	—	—	—	—	—	294	—	294
Stock-based compensation	—	—	—	—	651,678	—	—	651,678
Balance as of December 31, 2021	170,625,994	$168	9,842,105	$12	$13,169,118	$(18,141)	$(2,119,691)	$11,031,466
See accompanying notes to consolidated financial statements.

TWILIO INC.
Consolidated Statements of Stockholder's Equity

	Common Stock Class A		Common Stock Class B		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
	(In thousands, except share amounts)
Balance as of December 31, 2021	170,625,994	$168	9,842,105	$12	$13,169,118	$(18,141)	$(2,119,691)	$11,031,466
Net loss	—	—	—	—	—	—	(1,256,145)	(1,256,145)
Exercises of vested stock options	373,793	—	392,231	—	22,500	—	—	22,500
Vesting of restricted stock units	4,277,266	4	—	—	(4)	—	—	—
Value of equity awards withheld for tax liability	(6,250)	—	—	—	(1,098)	—	—	(1,098)
Conversion of shares of Class B common stock into shares of Class A common stock	616,731	—	(616,731)	—	—	—	—	—
Shares of Class A common stock issued and donated to charity	88,408	—	—	—	9,541	—	—	9,541
Unrealized loss on marketable securities	—	—	—	—	—	(83,049)	—	(83,049)
Foreign currency translation	—	—	—	—	—	(5,587)	—	(5,587)
Shares returned from escrow	(152,239)	—	—	—	(387)	—	—	(387)
Shares issued under ESPP	534,401	2	—	—	37,063	—	—	37,065
Net change in market value of effective foreign currency forward exchange contracts	—	—	—	—	—	556	—	556
Share of other comprehensive loss from equity method investment	—	—	—	—	—	(14,940)	—	(14,940)
Stock-based compensation	—	—	—	—	804,845	—	—	804,845
Stock-based compensation - restructuring	—	—	—	—	14,275	—	—	14,275
Balance as of December 31, 2022	176,358,104	$174	9,617,605	$12	$14,055,853	$(121,161)	$(3,375,836)	$10,559,042
See accompanying notes to consolidated financial statements.

TWILIO INC.
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2022	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:	(In thousands)
Net loss	$(1,256,145)	$(949,900)	$(490,979)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	279,127	258,378	149,660
Non-cash reduction to the right-of-use asset	47,160	48,786	38,395
Net amortization of investment premium and discount	33,165	36,158	6,789
Impairment of long-lived assets due to 2022 office closures	97,722	—	—
Stock-based compensation including restructuring	798,560	632,285	360,936
Amortization of deferred commissions	57,913	31,541	13,322
Allowance for credit losses	35,012	7,210	13,239
Value of shares of Class A common stock donated to charity	9,541	31,169	18,993
Share of losses from equity method investment	35,315	—	—
Loss on extinguishment of debt	—	28,965	12,863
Other adjustments	4,905	2,329	6,823
Changes in operating assets and liabilities:
Accounts receivable	(194,655)	(117,943)	(81,303)
Prepaid expenses and other current assets	(94,326)	(78,012)	(11,636)
Other long-term assets	(146,458)	(121,225)	(81,908)
Accounts payable	30,336	10,191	10,060
Accrued expenses and restructuring costs	75,430	127,554	88,340
Deferred revenue and customer deposits	(2,688)	45,634	13,824
Operating lease liabilities	(54,450)	(49,046)	(33,938)
Other long-term liabilities	(9,832)	(2,266)	(826)
Net cash (used in) provided by operating activities	(254,368)	(58,192)	32,654
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions, net of cash acquired and other related payments	(37,410)	(491,522)	(333,591)
Purchases of marketable securities and other investments	(1,938,337)	(3,523,232)	(1,636,590)
Proceeds from sales and maturities of marketable securities	1,439,477	1,614,779	1,183,459
Capitalized software development costs	(45,761)	(43,973)	(33,328)
Purchases of long-lived and intangible assets	(34,421)	(46,048)	(25,805)
Net cash used in investing activities	(616,452)	(2,489,996)	(845,855)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from public offerings, net of underwriters' discounts	—	1,766,400	1,408,750
Payments of costs related to public offerings	(35)	(687)	(637)
Proceeds from issuance of senior notes due 2029 and 2031, net of issuance costs	—	984,723	—
Proceeds from settlements of capped call, net of settlement costs	—	228,412	—
Principal payments on debt and finance leases	(13,423)	(8,295)	(10,784)
Value of equity awards withheld for tax liabilities	(1,098)	(10,388)	(8,778)
Proceeds from exercises of stock options and shares of Class A common stock issued under ESPP	59,563	136,160	104,760
Net cash provided by financing activities	45,007	3,096,325	1,493,311
Effect of exchange rate changes on cash, cash equivalents and restricted cash	60	(191)	40
NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(825,753)	547,946	680,150
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—Beginning of period	1,481,831	933,885	253,735
CASH, CASH EQUIVALENTS AND RESTRICTED CASH —End of period	$656,078	$1,481,831	$933,885
Cash paid for income taxes, net	$7,413	$6,147	$3,092
Cash paid for interest	$37,500	$20,637	$2,139
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Value of common stock issued and equity awards assumed in acquisition	$—	$420,681	$2,571,328
Value of common stock issued to settle convertible senior notes due 2023	$—	$1,704,969	$892,640

RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH TO THE CONSOLIDATED BALANCE SHEETS
Cash and cash equivalents	$651,752	$1,479,452	$933,885
Restricted cash in other current assets	4,314	$1,536	—
Restricted cash in other long-term assets	12	$843	—
Total cash, cash equivalents and restricted cash	$656,078	$1,481,831	$933,885
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
The Company sells its services to a wide variety of customers. If the financial condition or results of operations of any significant customer deteriorates substantially, operating results could be adversely affected. To reduce credit risk, management performs credit evaluations of the financial condition of new customers and periodic re-evaluations, as needed, of existing customers. The Company does not require collateral from its credit customers and maintains reserves for estimated credit losses on customer accounts when considered necessary. Actual credit losses may differ from the Company’s estimates. During the years ended December 31, 2022, 2021 and 2020, no customer organization accounted for more than 10% of the Company’s total revenue.
As of December 31, 2022 and 2021, no customer organization represented more than 10% of the Company’s gross accounts receivable.

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
Nature of Products and Services
The majority of the Company's revenue is derived from usage-based fees earned from its communications products when customers access its cloud-based platform. Platform access is considered a monthly series comprising of one performance obligation and usage-based fees are recognized as revenue in the period in which the usage occurs. In the years ended December 31, 2022, 2021 and 2020, the revenue from usage-based fees represented 73%, 72% and 76% of total revenue, respectively.
Subscription-based fees are derived from non-usage-based products on the Company’s cloud-based platform, such as Twilio Segment, Twilio Engage, Twilio Flex, as well as from sales of other products such as short codes, customer support, email API and others. Non-usage-based contracts revenue is recognized on a ratable basis over the contractual term which is generally between one to three years. In the years ended December 31, 2022, 2021 and 2020, the revenue from non-usage-based fees represented 27%, 28%, and 24% of total revenue, respectively.
No significant judgments are required in determining whether products and services are considered distinct performance obligations and should be accounted for separately versus together, or to determine the stand-alone selling price.
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
Remaining Performance Obligations
Revenue allocated to remaining performance obligations represents unearned revenue and amounts that were and will be invoiced and recognized as revenue in future periods for non-cancelable multi-year subscription arrangements. The Company applies the optional exemption of not disclosing the transaction price allocated to the remaining performance obligations for its usage-based contracts and contracts with original duration of one year or less. Revenue allocated to remaining performance obligations for contracts with durations of more than one year was $154.5 million as of December 31, 2022, of which 66% is expected to be recognized over the next 12 months and 94% is expected to be recognized over the next 24 months.

(f)Deferred Revenue and Customer Deposits
Deferred revenue is recorded when a non-cancellable contractual right to bill exists or when cash payments are received in advance of future usage on non-cancelable contracts. Customer refundable prepayments are recorded as customer deposits. As of December 31, 2022 and 2021, the Company recorded $139.1 million and $141.5 million as its deferred revenue and customer deposits, respectively, that are included in deferred revenue and customer deposits and other long-term liabilities in the accompanying consolidated balance sheets. During the years ended December 31, 2022, 2021 and 2020, the Company recognized $124.9 million, $70.1 million and $19.5 million of revenue, respectively, that was included in the deferred revenue and customer deposits balance as of the end of the previous year.
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
Total net capitalized commission costs as of December 31, 2022 and 2021, were $239.1 million and $193.4 million, respectively, and are included in prepaid expenses and other current assets and other long‑term assets in the accompanying consolidated balance sheets. Amortization of these assets was $57.9 million, $31.5 million and $13.3 million in the years ended December 31, 2022, 2021 and 2020, respectively, and is included in sales and marketing expense in the accompanying consolidated statements of operations.
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
(i)Research and Development Expense
Research and development expenses consist primarily of personnel costs, cloud infrastructure fees for staging and development of the Company’s products, outsourced engineering services, amortization of capitalized internal-use software development costs and an allocation of general overhead expenses. The Company capitalizes the portion of its software development costs that meets the criteria for capitalization.
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

(k)Advertising Costs
Advertising costs are expensed as incurred and were $92.6 million, $78.8 million and $47.2 million in the years ended December 31, 2022, 2021 and 2020, respectively. Advertising costs are included in sales and marketing expenses in the accompanying consolidated statements of operations.
(l)Restructuring Costs
The Company records a charge for restructuring when management commits to a restructuring plan, the restructuring plan identifies all significant actions, the period of time to complete the restructuring plan indicates that significant changes to the plan are not likely and employees who are impacted have been notified of the pending involuntary termination.
(m)Stock-Based Compensation
All stock-based compensation to employees, including the purchase rights issued under the Company's 2016 Employee Stock Purchase Plan, as amended (the “2016 ESPP”), is measured on the grant date based on the fair value of the awards on the date of grant. These costs are recognized as an expense following straight-line attribution method over the requisite service period. The Company uses the Black-Scholes option pricing model to measure the fair value of its stock options and the purchase rights issued under the ESPP. The fair value of the restricted stock units is determined using the closing fair value of the Company's Class A common stock on the date of grant and recognized as an expense following straight-line attribution method over the requisite service period. Forfeitures are recorded in the period in which they occur.
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

(n) Income Taxes
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
(o)Foreign Currency
The functional currency of the Company's foreign subsidiaries is generally the U.S. dollar. Accordingly, the subsidiaries remeasure monetary assets and liabilities at period-end exchange rates, while non-monetary items are remeasured at historical rates. Revenue and expense accounts are remeasured at the average exchange rate in effect during the month in which the transaction occurs. Remeasurement adjustments are recognized in the consolidated statements of operations as other expense, net, in the year of occurrence. Foreign currency transaction gains and losses were insignificant for all periods presented.
For those entities where the functional currency is a foreign currency, adjustments resulting from translating the financial statements into U.S. dollars are recorded as a component of accumulated other comprehensive (loss) income as part of the total stockholders' equity. Monetary assets and liabilities denominated in a foreign currency are translated into U.S. dollars at the exchange rate on the balance sheet date. Revenue and expenses are translated at the weighted average exchange rates in effect during the month in which a transaction occurs. Equity transactions are translated using historical exchange rates. Foreign currency transaction gains and losses are included in other expenses, net, in the accompanying consolidated statements of operations.
(p)Comprehensive Loss
Comprehensive loss refers to net loss and other revenue, expenses, gains and losses that, under generally accepted accounting principles, are recorded as an element of stockholders' equity but are excluded from the calculation of net loss.
(q)Net Loss Per Share Attributable to Common Stockholders
The Company calculates its basic and diluted net loss per share attributable to common stockholders in conformity with the two-class method required for companies with participating securities. The Company has 100,000,000 shares of preferred stock that was authorized but never issued or outstanding.
Class A and Class B common stock are the only outstanding equity securities of the Company. The rights of the holders of Class A and Class B common stock are identical, except with respect to voting and conversion. Each share of Class A common stock is entitled to one vote per share, and each share of Class B common stock is entitled to 10 votes per share. Shares of Class B common stock may be converted into Class A common stock at any time at the option of the stockholder on a one-for-one basis and are automatically converted into Class A common stock upon sale or transfer, subject to certain limited exceptions. The shares are also automatically converted upon reaching the final conversion date of June 28, 2023, as defined in the Company’s amended and restated certificate of incorporation. Shares of Class A common stock are not convertible.
The Company also has dilutive securities, such as potential or restricted common shares or common stock equivalents, that were excluded from the calculation of diluted net loss per share attributable to common stockholders as their effect was antidilutive in all periods presented. These securities are presented in Note 19 to these consolidated financial statements.

(r)Cash and Cash Equivalents
The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Cash equivalents consist of cash deposited into money market funds, reverse repurchase agreements and commercial paper. All credit and debit card transactions that process as of the last day of each month and settle within the first few days of the subsequent month are also classified as cash and cash equivalents as of the end of the month in which they were processed.
(s)Accounts Receivable and Allowance for Doubtful Accounts
Accounts receivable are recorded net of the allowance for doubtful accounts. The allowance for doubtful accounts is estimated based on the Company's assessment of its ability to collect on customer accounts receivable. The Company regularly reviews the allowance by considering certain factors such as historical experience, credit quality, age of accounts receivable balances and other known conditions that may affect a customer's ability to pay. In cases where the Company is aware of circumstances that may impair a specific customer's ability to meet their financial obligations, a specific allowance is recorded against amounts due from the customer which reduces the net recognized receivable to the amount the Company reasonably believe will be collected. The Company writes-off accounts receivable against the allowance when a determination is made that the balance is uncollectible and collection of the receivable is no longer being actively pursued. As of December 31, 2022 and 2021, the allowance for doubtful accounts was not significant to the accompanying consolidated financial statements.
(t)Costs Related to Public Offerings
Costs related to public offerings, which consist of direct incremental legal, printing and accounting fees are deferred until the offering is completed. Upon completion of the offering, these costs are offset against the offering proceeds within the consolidated statements of stockholders' equity.
(u)Property and Equipment
Property and equipment, both owned and under finance leases, is stated at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful life of the related asset. Maintenance and repairs are expensed as incurred.
The useful lives of property and equipment are as follows:

Capitalized internal-use software development costs	3 years
Data center equipment	2 - 4 years
Leasehold improvements	5 years or remaining lease term
Office equipment	3 years
Furniture and fixtures	5 years
Software	3 years
Assets under financing lease	5 years or remaining lease term
(v)Leases
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
(w)Equity Method Investments
Equity investment holdings in which the Company does not have a controlling financial interest but can exercise significant influence over an investee are accounted for under the equity method. Equity method investments are originally recorded at cost and are subsequently increased or reduced to reflect the Company’s proportionate share of net earnings or losses of the investee as they occur. The Company records the investee losses up to the carrying amount of the investment plus any advances and loans made to the investee and any financial guarantees made on behalf of the investee. Investments are also increased or decreased by contributions made to and distributions received from the investee. All costs directly associated with the acquisition of the investment are included in the carrying amount of the investment. Profits or losses related to intra-entity sales are eliminated until realized by the Company or the investee.
The Company determines the difference between its purchase price and its proportionate share of the net assets of the investee, which results in an excess basis in the investment. This excess basis is allocated to the identifiable assets and liabilities of the investee utilizing purchase accounting principles and is used to calculate the amortization of basis differences every reporting period. Basis differences are generally amortized over the lives of the assets and liabilities that gave rise to the basis differences. Basis differences related to finite-lived intangible assets are amortized on a straight-line basis.
The Company records its share in earnings and losses of its equity method investee along with adjustments for amortization of basis differences, investee capital transactions and other comprehensive income or loss in its consolidated statements of operations and comprehensive loss, as applicable, on a three-month lag.
Equity method goodwill is not amortized or tested for impairment. Instead, the Company evaluates its equity method investments for impairment whenever events or changes in circumstance indicate that the carrying amounts of such investments may be in excess of their fair value. When such indicators exist, the other-than-temporary impairment model is utilized, which considers the severity and duration of a decline in fair value below book value and the Company’s ability and intent to hold the investment for a sufficient period of time to allow for recovery. If a decline in the value of an equity method investment is determined to be other than temporary, a loss is recorded in the period of such determination.
The authoritative guidance allows a measurement period of up to one year from the date of acquisition of the investment to make adjustments to the preliminary determination and allocation of the excess basis in the investment.
(x)Intangible Assets
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

The useful lives of the intangible assets are as follows:

Developed technology	4 - 7 years
Customer relationships	3 - 10 years
Supplier relationships	5 years
Trade names	3 - 5 years
Patents	20 years
Telecommunication licenses	Indefinite
Trademarks	Indefinite
Domain names	Indefinite
(y)Goodwill
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
(z)Derivatives and Hedging
The Company is exposed to a wide variety of risks arising from its business operations and overall economic conditions. These risks include exposure to fluctuations in various foreign currencies against its functional currency and can impact the value of cash receipts and payments. The Company minimizes its exposure to these risks through management of its core business activities, specifically, the amounts, sources and duration of its assets and liabilities, and the use of derivative financial instruments. During 2021, the Company started using foreign currency derivative forward contracts, and in the future may also use foreign currency option contacts.
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
(aa)Impairment of Long-Lived Assets
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
(ab)Business Combinations
The Company recognizes identifiable assets acquired and liabilities assumed at their acquisition date fair values. Goodwill is measured as the excess of the consideration transferred over the fair value of assets acquired and liabilities assumed on the acquisition date. While the Company uses its best estimates and assumptions as part of the purchase price allocation process to accurately value assets acquired and liabilities assumed, these estimates are inherently uncertain and subject to refinement. The authoritative guidance allows a measurement period of up to one year from the date of acquisition to make adjustments to the preliminary allocation of the purchase price. As a result, during the measurement period the Company may record adjustments to the fair values of assets acquired and liabilities assumed, with the corresponding offset to goodwill to the extent that it identifies adjustments to the preliminary purchase price allocation. Upon conclusion of the measurement period or final determination of the values of the assets acquired and liabilities assumed, whichever comes first, any subsequent adjustments are recorded in the consolidated statements of operations.
(ac)Segment Information
The Company's Chief Executive Officer is the chief operating decision maker who reviews the Company's financial information presented on a consolidated basis for purposes of allocating resources and evaluating the Company's financial performance. The Company had no segment managers during the periods presented. Accordingly, the Company has determined that it operates in a single operating and reportable segment.
(ad)Fair Value of Financial Instruments
The accounting guidance for fair value provides a framework for measuring fair value, clarifies the definition of fair value, and expands disclosures regarding fair value measurements. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the reporting date. The accounting guidance establishes a three-tiered hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value as follows:
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
The fair values of the senior notes due 2029 and 2031 (“2029 Notes” and “2031 Notes,” respectively) are determined based on their respective closing prices on the last trading day of the reporting period and are classified as Level 2 in the fair value hierarchy.
The carrying value of the strategic investments, which consist of restricted equity securities of a publicly held company and equity securities of privately held companies, is determined under the measurement alternative on a non-recurring basis adjusting for observable changes in fair value. The Company does not have a controlling interest nor it can exercise significant influence over any of these entities.
The Company regularly reviews changes to the rating of its debt securities by rating agencies and monitors the surrounding economic conditions to assess the risk of expected credit losses. As of December 31, 2022, the risk of expected credit losses was not significant.
Impairments are considered to be other than temporary if they are related to deterioration in credit risk or if it is likely that the security will be sold before the recovery of its cost basis. Realized gains and losses and declines in value deemed to be other than temporary are determined based on the specific identification method and are reported in other expenses, net.
(ae)Recently Adopted Accounting Guidance
In October 2021, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. (“ASU”) 2021-08, “Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers,” which requires that an entity recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with ASC 606, “Revenue from Contracts with Customers.” At the acquisition date, an acquirer should account for the related revenue contracts as if it had originated the contracts. Generally, this should result in an acquirer recognizing and measuring the acquired contact assets and contract liabilities consistent with how they were recognized and measured in the acquiree's financial statements, assuming the acquirer is able to assess and rely on how the acquiree applied ASC 606. ASU 2021-08 is effective for interim and annual periods beginning after December 15, 2022, with early adoption permitted. The Company adopted ASU 2021-08 in the first quarter of 2022 with no material impact to its consolidated financial statements.
(af)Recently Issued Accounting Guidance, Not yet Adopted
In June 2022, the FASB issued ASU 2022-03, “Fair Value Measurements (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions,” which clarifies and amends the guidance of measuring the fair value of equity securities subject to contractual restrictions that prohibit the sale of the equity securities. ASU 2022-03 is effective for interim and annual periods beginning after December 15, 2023, with early adoption permitted. The Company is evaluating the impact of the adoption of this guidance to its consolidated financial statements.

3. Fair Value Measurements
Financial Assets
The following tables provide the financial assets measured at fair value on a recurring basis:

	Amortized Cost or Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses Less Than 12 Months	Gross Unrealized Losses More Than 12 Months	Fair Value Hierarchy as of December 31, 2022			Aggregate Fair Value
					Level 1	Level 2	Level 3
Financial Assets:	(In thousands)
Cash and cash equivalents:
Money market funds	$46,610	$—	$—	$—	$46,610	$—	$—	$46,610
Reverse repurchase agreements	200,000	—	—	—	—	200,000	—	200,000
Commercial paper	2,249	—	—	—	—	2,249	—	2,249
Total included in cash and cash equivalents	248,859	—	—	—	46,610	202,249	—	248,859
Marketable securities:
U.S. Treasury securities	481,463	—	(1,269)	(11,347)	468,847	—	—	468,847
Non-U.S. government securities	149,901	—	(33)	(6,304)	143,564	—	—	143,564
Corporate debt securities and commercial paper	2,973,844	307	(12,202)	(71,043)	5,000	2,885,906	—	2,890,906
Total marketable securities	3,605,208	307	(13,504)	(88,694)	617,411	2,885,906	—	3,503,317
Total financial assets	$3,854,067	$307	$(13,504)	$(88,694)	$664,021	$3,088,155	$—	$3,752,176

	Amortized Cost or Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses Less Than 12 Months	Fair Value Hierarchy as of December 31, 2021			Aggregate Fair Value
				Level 1	Level 2	Level 3
Financial Assets:	(In thousands)
Cash and cash equivalents:
Money market funds	$786,548	$—	$—	$786,548	$—	$—	$786,548
Commercial paper	46,076	—	—	—	46,076	—	46,076
Total included in cash and cash equivalents	832,624	—	—	786,548	46,076	—	832,624
Marketable securities:
U.S. Treasury securities	375,305	6	(2,561)	372,750	—	—	372,750
Non-U.S. government securities	221,641	—	(1,355)	220,286	—	—	220,286
Corporate debt securities and commercial paper	3,300,326	960	(15,892)	31,000	3,254,394	—	3,285,394
Total marketable securities	3,897,272	966	(19,808)	624,036	3,254,394	—	3,878,430
Total financial assets	$4,729,896	$966	$(19,808)	$1,410,584	$3,300,470	$—	$4,711,054
The aggregate related fair value of corporate debt securities with unrealized losses is $2.66 billion as of December 31, 2022, of which $2.04 billion have been in an unrealized loss position for more than 12 months and $620.5 million have been in an unrealized loss position for less than 12 months. Unrealized losses related to other investments as of December 31, 2022, and for all investments as of December 31, 2021 were not significant.
The Company's primary objective when investing excess cash is preservation of capital, hence the Company's marketable securities primarily consist of U.S. Treasury Securities, non-U.S government securities, high credit quality corporate debt securities and commercial paper. Because the Company views its marketable securities as available to support current operations, it has classified all available for sale securities as short-term. As of December 31, 2022 and 2021, for fixed income securities that were in unrealized loss positions, the Company has determined that (i) it does not have the intent to sell any of these investments, and (ii) it is not more likely than not that it will be required to sell any of these investments before recovery of the entire amortized cost basis. In addition, as of December 31, 2022 and 2021, the Company anticipates that it will recover the entire amortized cost basis of such fixed income securities before maturity.

Interest earned on marketable securities was $64.6 million, $55.7 million and $32.4 million in the years ended December 31, 2022, 2021 and 2020, respectively. The interest is recorded as other expenses, net, in the accompanying consolidated statements of operations.
The following table summarizes the contractual maturities of marketable securities:

	As of December 31, 2022		As of December 31, 2021
	Amortized Cost	Aggregate Fair Value	Amortized Cost	Aggregate Fair Value
Financial Assets:	(In thousands)
Less than one year	$1,943,836	$1,909,218	$1,084,751	$1,085,006
One to three years	1,661,372	1,594,099	2,812,521	2,793,424
Total	$3,605,208	$3,503,317	$3,897,272	$3,878,430
Strategic Investments
As of December 31, 2022 and 2021, the Company held strategic investments with an aggregate carrying value of $76.9 million and $68.3 million, respectively, recorded as other long-term assets in the accompanying consolidated balance sheets. The carrying value of these securities is determined under the measurement alternative on a non-recurring basis and adjusted for observable changes in fair value. There were no impairments or other significant adjustments related to these securities recorded in the three years ended December 31, 2022, 2021 and 2020.
Financial Liabilities
The Company’s financial liabilities that are measured at fair value on a recurring basis consist of foreign currency derivative liabilities and are classified as Level 2 financial instruments in the fair value hierarchy. As of December 31, 2022 and 2021, the aggregate fair value of these liabilities and the associated unrealized losses were not significant.
The Company’s financial liabilities that are not measured at fair value on a recurring basis are its 2029 Notes and its 2031 Notes. As of December 31, 2022, the fair value of the 2029 Notes and 2031 Notes were $410.9 million and $399.4 million, respectively. As of December 31, 2021, the fair value of the 2029 Notes and 2031 Notes were $510.2 million and $512.8 million, respectively.

4. Property and Equipment
Property and equipment consisted of the following:

	As of December 31,
	2022	2021
	(In thousands)
Capitalized internal-use software developments costs	$257,983	$198,589
Data center equipment (1)	100,207	77,946
Leasehold improvements	91,660	85,297
Office equipment	70,815	58,636
Furniture and fixtures	14,935	15,360
Software	14,675	10,506
Total property and equipment	550,275	446,334
Less: accumulated depreciation and amortization (1)	(286,296)	(191,018)
Total property and equipment, net	$263,979	$255,316
____________________________________
(1) Data center equipment contains $72.4 million and $63.0 million in assets held under finance leases as of December 31, 2022 and 2021, respectively. Accumulated depreciation and amortization contains $41.2 million and $26.8 million of accumulated depreciation for assets held under finance leases as of December 31, 2022 and 2021, respectively.

Depreciation and amortization expense was $71.7 million, $59.6 million and $51.1 million for the years ended December 31, 2022, 2021 and 2020, respectively.
The Company capitalized $65.4 million, $63.1 million and $47.1 million in internal‑use software development costs in the years ended December 31, 2022, 2021 and 2020, respectively.
5. Impairment
In the second quarter of 2022, the Company announced its decision to become a remote-first company whereby employees would have the flexibility to work remotely on a permanent basis. As part of the new operating strategy, in the third quarter of 2022, the Company permanently closed several of its offices which triggered a reassessment of long-lived asset groupings and a test for impairment. The Company determined that the carrying amounts of the impacted ROU assets and the associated leasehold improvements and property and equipment exceeded their respective fair values. The Company engaged a third‑party expert to assist with the valuation analysis. In the year ended December 31, 2022, the Company recorded a $97.7 million impairment expense in its accompanying consolidated statement of operations related to these office closures. No other significant impairments were recorded during the years ended 2022, 2021 or 2020.
6. Restructuring Activities
During the third quarter of 2022, the compensation and talent management committee of the Company’s board of directors approved a restructuring plan that was designed to reduce operating costs, improve operating margins and shift the Company’s selling capacity to accelerate software sales (the “September Plan”). The September Plan eliminated approximately 11% of the Company’s workforce.
The Company recorded restructuring charges of $76.6 million for the year ended December 31, 2022, which consisted of $62.3 million related to employee transition, notice period, severance payments, employee benefits and facilitation costs; and $14.3 million related to vesting of the employee stock-based compensation awards. The execution of the September Plan was substantially completed as of December 31, 2022. However, potential employment position eliminations in certain jurisdictions outside of the United States are subject to extended consultation periods mandated by the local jurisdictions. The Company will record the restructuring charges related to the eliminated positions in those jurisdictions upon finalization of the respective consultation periods. The estimated remaining expenses are not expected to be significant but the actual amounts may differ materially from expectations.
The following table summarizes the Company’s restructuring liability that is included in accrued expenses and other current liabilities in the accompanying consolidated balance sheet:

	Workforce Reduction Costs	Facilitation Costs	Total
	(In thousands)
Balance as of December 31, 2021	$—	$—	$—
Restructuring charges	60,553	1,808	62,361
Cash payments	(60,053)	(1,242)	(61,295)
Balance as of December 31, 2022	$500	$566	$1,066
The $14.3 million expense related to vesting of the employee stock-based compensation awards is recorded in the additional-paid-in capital in the accompanying consolidated statement of stockholders’ equity.

7. Derivatives and Hedging
As of December 31, 2022, the Company had outstanding foreign currency forward contracts designated as cash flow hedges with a total sell notional value of $219.8 million. The notional value represents the amount that will be sold upon maturity of the forward contract. As of December 31, 2022, these contracts had maturities of up to 6 months.
Gains and losses associated with these foreign currency forward contracts were as follows:

	Consolidated Statement of Operations and Statement of Comprehensive Loss	Year Ended December 31,
		2022	2021
		(In thousands)
Gains recognized in OCI	Net change in market value of effective foreign currency forward exchange contracts	$556	$294
Losses recognized in income due to instruments maturing	Cost of revenue	$34,862	$7,545
The Company is subject to master netting agreements with certain counterparties of the foreign exchange contracts, under which it is permitted to net settle transactions of the same currency with a single net amount payable by one party to the other. It is the Company’s policy to present the derivatives at gross in its consolidated balance sheets. The Company’s foreign currency forward contracts are not subject to any credit contingent features or collateral requirements. The Company manages its exposure to counterparty risk by entering into contracts with a diversified group of major financial institutions and by actively monitoring its outstanding positions. As of December 31, 2022, the Company did not have any offsetting arrangements.
8. Right-of-Use Assets and Lease Liabilities
The Company has entered into various operating lease agreements for office space and data centers and finance lease agreements for data centers, office equipment and furniture.
As of December 31, 2022, the Company had 30 leased properties with remaining lease terms from 0.1 years to 7.0 years, some of which include options to extend the leases for up to 5.0 years.
As a result of the 2022 office closures described in Note 5, the Company impaired several of its office leases that will no longer be used to support its ongoing operations. In the year ended December 31, 2022, the Company recorded $97.7 million impairment expense related to these office closures, of which $72.8 million related to the affected ROU assets. The remaining impairment expense related to the associated assets in the property, plant and equipment categories. For the years ended December 31, 2022, 2021 and 2020, the Company did not have significant sublease income related to any of its subleased office leases.
Operating lease costs recorded in the accompanying consolidated statements of operations were $57.8 million, $61.0 million and $49.3 million for the years ended December 31, 2022, 2021 and 2020, respectively. Lease costs associated with short-term leases, variable leases and finance leases were not significant.
Supplemental cash flow and other information related to operating leases was as follows:

	Year Ended December 31,
	2022	2021
Operating cash flows paid for amounts included in operating lease liabilities (in thousands)	$64,473	$60,085
Weighted average remaining lease term (in years)	4.8	5.5
Weighted average discount rate	4.5%	4.5%

Maturities of operating lease liabilities were as follows:

As of December 31, 2022
Year Ended December 31,	(In thousands)
2023	$62,696
2024	52,185
2025	38,262
2026	34,861
2027	26,818
Thereafter	28,100
Total lease payments	242,922
Less: imputed interest	(24,149)
Total operating lease obligations	218,773
Less: current obligations	(54,222)
Long-term operating lease obligations	$164,551
9. Business Combinations
2022 Acquisitions
During 2022, the Company completed a business combination for an aggregate accounting purchase price of $32.7 million, of which $25.7 million was allocated to goodwill and $8.2 million was allocated to intangible assets.
2021 Acquisitions
Zipwhip, Inc.
In July 2021, the Company acquired all outstanding shares of Zipwhip, Inc. (“Zipwhip”), a leading provider of toll-free messaging in the United States, for a purchase price, as adjusted, of $838.8 million. The purchase price included $418.1 million of cash, $419.2 million fair value of 1.1 million shares of the Company's Class A common stock and $1.5 million fair value of the pre-combination services of Zipwhip employees reflected in the unvested equity awards assumed by the Company at closing. Additionally, at closing, the Company issued 59,533 shares of its Class A common stock which were subject to vesting over a period of 3 years. Vesting of these shares is recorded in the stock-based compensation expense as the services are provided.
Part of the cash consideration paid at closing was to settle the vested equity awards of Zipwhip employees. The Company assumed all unvested and outstanding equity awards of Zipwhip continuing employees, as converted into its own equity awards, at the conversion ratio provided in the Agreement and Plan of Merger and Reorganization (the “Zipwhip Merger Agreement”). This transaction also included $19.1 million of additional cash consideration for certain employees, which is vesting as these employees are providing services in the post-acquisition period. This amount is recorded in the operating expenses over the 3 year vesting period.
The acquisition was accounted for as a business combination and the total purchase price of $838.8 million was allocated to the net tangible and intangible assets and liabilities based on their fair values on the acquisition date with the excess recorded as goodwill.
The fair value of the 1.2 million aggregate number of shares of the Company's Class A common stock issued at closing was determined based on the closing market price of the Company's Class A common stock on the acquisition date. The fair value of the $30.7 million unvested equity awards assumed on the acquisition closing date was determined (a) for options, by using the Black-Scholes option pricing model with the applicable assumptions as of the acquisition date; (b) for restricted stock units, by using the closing market price of the Company's Class A common stock on the acquisition date. These awards continue vesting as Zipwhip employees provide services in the post-acquisition period. The fair value of these awards is recorded in the stock-based compensation expense over the respective vesting period of each award.

The purchase price components, as adjusted, are summarized in the following table:

Total
(In thousands)
Fair value of Class A common stock transferred	$419,197
Cash consideration	418,073
Fair value of the pre-combination service through equity awards	1,511
Total purchase price	$838,781
The following table presents the purchase price allocation on the acquisition close date, as adjusted:

Total
(In thousands)
Cash and cash equivalents	$21,610
Accounts receivable and other current assets	11,481
Property and equipment, net	2,950
Operating right-of-use asset	23,545
Intangible assets (1)	244,500
Other assets	370
Goodwill	600,574
Accounts payable and other liabilities	(20,239)
Deferred revenue	(4,526)
Operating lease liability, noncurrent	(23,169)
Deferred tax liability	(18,315)
Total purchase price	$838,781
____________________________________
(1) Identifiable intangible assets are comprised of the following:

	Total	Estimated life
	(In thousands)	(In years)
Developed technology	$56,800	7
Customer relationships	147,700	10
Supplier relationships	39,600	5
Trade names	400	5
Total intangible assets acquired	$244,500
Goodwill generated from this acquisition primarily represented the value that was expected from the increased scale and synergies as a result of the integration of both businesses. Goodwill is not deductible for tax purposes.
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

The acquired entity's results of operations were included in the Company's consolidated financial statements from the date of acquisition, July 14, 2021. For the years ended December 31, 2022 and 2021, Zipwhip contributed net operating revenue of $139.5 million and $55.4 million, respectively, which is reflected in the accompanying consolidated statements of operations. Due to the integrated nature of the Company's operations, the Company believes that it is not practicable to separately identify earnings of Zipwhip on a stand-alone basis. Pro forma results of operations for this acquisition are not presented as the financial impact to the Company's consolidated financial statements is not significant.
Costs incurred related to the acquisition were not significant.
Other 2021 Acquisitions
During 2021, the Company completed other business combinations for an aggregate purchase price of $105.0 million, of which $13.4 million was allocated to developed technology, $23.6 million was allocated to other intangible assets and $63.2 million was allocated to goodwill.

10. Equity Method Investment

In May 2022, the Company acquired 44.6% equity interests in Syniverse Corporation (“Syniverse”) for $750.0 million in cash. The Company determined that it does not have a controlling financial interest in Syniverse but does exercise significant influence and therefore, the investment was accounted for under the equity method. The Company estimated that on the investment closing date there was an excess investment basis of $530.7 million related to its proportionate share of the identifiable intangible assets and $41.3 million related to the associated deferred tax liability. The equity method goodwill was estimated at $623.8 million.

The estimated fair value of the intangible assets was determined by the Company. The Company engaged a third‑party expert to assist with the valuation analysis. The following table presents the estimated basis differences attributable to the identifiable intangible assets as of the date of investment and their respective useful lives:

	Total	Estimated life
	(In thousands)	(In years)
Developed technology	$62,767	6
Customer relationships	439,152	9
Trademarks	28,822	Indefinite
Total basis difference attributable to the identifiable intangible assets	$530,741

As of December 31, 2022, the Company held 44.5% equity interests in Syniverse and the carrying amount of its equity method investment recorded in the accompanying consolidated balance sheet was $700.0 million. As of December 31, 2022, the Company’s net excess investment basis was $508.9 million related to its proportionate share of the identifiable intangible assets of the investee, $41.3 million related to the associated deferred tax liability and $623.8 million related to the equity method goodwill.

The Company has elected to report its portion of equity method investee’s results of operations and other comprehensive income on a 90-day lag. The Company recorded its share of losses from its equity method investment of $35.3 million in its accompanying consolidated statement of operations for the year ended December 31, 2022. The adjustment consisted of the Company’s proportionate share of the investee’s net operating results and the amortization of the basis difference for the period from the transaction closing date of May 13, 2022, through September 30, 2022. The Company also recorded $14.9 million of its proportionate share of the investee’s other comprehensive loss in the accompanying consolidated statement of other comprehensive loss for the same period.
In conjunction with this investment, the Company and Syniverse entered into a wholesale agreement, pursuant to which Syniverse will process, route and deliver application-to-person messages originating and/or terminating between the Company’s customers and mobile network operators. The value of the transactions that occurred between the Company and Syniverse were $89.6 million for the period from the investment closing date on May 13, 2022 through December 31, 2022. These transactions were recorded as cost of revenue in the accompanying consolidated statements of operations.

11. Goodwill and Intangible Assets
Goodwill
The goodwill balance as of December 31, 2022 and 2021 was as follows:

Total
(In thousands)
Balance as of December 31, 2020	$4,595,394
Goodwill additions related to 2021 acquisitions	663,599
Measurement period and other adjustments	4,173
Balance as of December 31, 2021	$5,263,166
Goodwill additions related to 2022 acquisitions	25,748
Measurement period and other adjustments	(4,761)
Balance as of December 31, 2022	$5,284,153
Intangible assets
Intangible assets consisted of the following:

	As of December 31, 2022
	Cost	Accumulated Amortization	Net
Amortizable intangible assets:	(In thousands)
Developed technology	$795,753	$(335,893)	$459,860
Customer relationships	538,466	(204,241)	334,225
Supplier relationships	56,922	(19,846)	37,076
Trade names	30,342	(20,106)	10,236
Order backlog	10,000	(10,000)	—
Patent	4,028	(705)	3,323
Total amortizable intangible assets	1,435,511	(590,791)	844,720
Non-amortizable intangible assets:
Telecommunication licenses	4,920	—	4,920
Trademarks and other	295	—	295
Total	$1,440,726	$(590,791)	$849,935

	As of December 31, 2021
	Cost	Accumulated Amortization	Net
Amortizable intangible assets:	(In thousands)
Developed technology	$794,831	$(222,765)	$572,066
Customer relationships	538,264	(128,035)	410,229
Supplier relationships	51,671	(9,491)	42,180
Trade names	30,669	(13,874)	16,795
Order backlog	10,000	(10,000)	—
Patent	4,035	(508)	3,527
Total amortizable intangible assets	1,429,470	(384,673)	1,044,797
Non-amortizable intangible assets:
Telecommunication licenses	4,920	—	4,920
Trademarks and other	295	—	295
Total	$1,434,685	$(384,673)	$1,050,012
Amortization expense was $206.4 million, $198.8 million and $98.6 million for the years ended December 31, 2022, 2021 and 2020, respectively.
Total estimated future amortization expense is as follows:

As of December 31, 2022
Year Ended December 31,	(In thousands)
2023	$202,708
2024	197,273
2025	193,699
2026	120,237
2027	72,218
Thereafter	58,585
Total	$844,720

12. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

	As of December 31,
	2022	2021
	(In thousands)
Accrued payroll and related	$79,703	$78,780
Accrued bonus and commission	35,449	64,665
Accrued cost of revenue	161,455	118,004
Sales and other taxes payable	92,319	61,975
Finance lease liability	11,871	12,370
Employee sabbatical benefit accrual	30,683	—
Accrued other expense	78,741	81,709
Total accrued expenses and other current liabilities	$490,221	$417,503

13. Long-Term Debt
Long-term debt, net, consisted of the following:

	As of December 31,
	2022	2021
	(In thousands)
2029 Senior Notes
Principal	$500,000	$500,000
Unamortized discount	(5,001)	(5,701)
Unamortized issuance costs	(1,126)	(1,286)
Net carrying amount	493,873	493,013
2031 Senior Notes
Principal	500,000	500,000
Unamortized discount	(5,299)	(5,832)
Unamortized issuance costs	(1,192)	(1,274)
Net carrying amount	493,509	492,894
Total long-term debt, net	$987,382	$985,907
2029 and 2031 Senior Notes
In March 2021, the Company issued $1.0 billion aggregate principal amount of senior notes, consisting of $500.0 million principal amount of 3.625% notes due 2029 (the “2029 Notes”) and $500.0 million principal amount of 3.875% notes due 2031 (the “2031 Notes” and together with the 2029 Notes, the “Notes”). Initially, none of the Company’s subsidiaries guaranteed the Notes. However, under certain circumstances in the future the Notes can be guaranteed by each of the Company’s material domestic subsidiaries. The 2029 Notes and 2031 Notes will mature on March 15, 2029 and March 15, 2031, respectively. Interest payments are payable semi-annually in arrears on March 15 and September 15 of each year, commencing on September 15, 2021.
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
The Notes are general unsecured obligations and will rank senior in right of payment to any of the Company’s indebtedness that is expressly subordinated in right of payment to the Notes that the Company may incur in the future and equal in right of payment with the Company’s existing and future unsecured and unsubordinated liabilities.
In certain circumstances involving a change of control event, the Company will be required to make an offer to repurchase the Notes of the applicable series at a repurchase price equal to 101% of the principal amount of the Notes of such series to be repurchased, plus accrued and unpaid interest, if any, to the applicable repurchase date.
The indenture governing the Notes (the “Indenture”) contains restrictive covenants limiting the Company’s ability and the ability of its subsidiaries to: (i) create liens on certain assets to secure debt; (ii) grant a subsidiary guarantee of certain debt without also providing a guarantee of the Notes; and (iii) consolidate or merge with or into, or sell or otherwise dispose of all or substantially all of its assets to another person. These covenants are subject to a number of limitations and exceptions. Certain of these covenants will not apply during any period in which the Notes are rated investment grade by either Moody’s Investors Service, Inc. or Standard & Poor’s Ratings Services.
As of December 31, 2022, the Company was in compliance with all of its covenants under the Indenture.
Convertible Senior Notes and Capped Call Transactions
In June 2021 the Company fully redeemed the remaining outstanding principal amount of its convertible senior notes due 2023 (“Convertible Notes”) pursuant to the notice of redemption it issued in May 2021. During 2021, the Company converted $343.7 million aggregate principal amount of the Convertible Notes by issuing 4,846,965 shares of its Class A common stock.
The aggregate value of all redemption transactions in the year ended December 31, 2021, was $1.7 billion. Of the $1.7 billion, $1.4 billion and $335.7 million were allocated to the equity and liability components, respectively, as required by the applicable accounting guidance. The Company utilized the effective interest rate method to determine the fair value of the liability component. The selected interest rate reflected the Company’s incremental borrowing rate, adjusted for the Company’s credit standing on nonconvertible debt with similar maturity. The extinguishment of these Convertible Notes resulted in a $29.0 million loss that is included in other expenses, net, in the accompanying consolidated statement of operations for the year ended December 31, 2021. No sinking fund was provided for these Convertible Notes.
In connection with the initial offering of the Convertible Notes in 2018, the Company entered into privately negotiated capped call transactions with certain counterparties (the “capped calls”). Concurrently with the redemption of the Convertible Notes, the Company settled these capped calls in June 2021 for gross cash consideration of $229.8 million received by the Company, which the Company recorded in additional paid-in-capital, net of $1.4 million in transaction costs and a $3.2 million realized gain. The gain was primarily driven by the change in the fair value of the Company’s Class A common stock on the transaction settlement date. The gain was recorded in other expenses, net, in the accompanying consolidated statement of operations for the year ended December 31, 2021.

In the year ended December 31, 2020, holders of Convertible Notes submitted $206.3 million aggregate principal amount of the Convertible Notes for conversion and the Company issued 2,902,434 shares of its Class A common stock and $2.0 million of cash to settle such conversion. Of the $894.6 million aggregate value of these transactions, $701.9 million and $192.7 million were allocated to the equity and liability components, respectively. The extinguishment of these Convertible Notes resulted in a $12.9 million loss that is included in other expenses, net, in the accompanying consolidated statement of operations for the year ended December 31, 2020.
14. Supplemental Balance Sheet Information
A roll‑forward of the Company’s customer credit reserve is as follows:

	As of December 31,
	2022	2021	2020
	(In thousands)
Balance, beginning of period	$18,577	$16,783	$6,784
Additions	86,303	55,937	50,817
Deductions against reserve	(71,756)	(54,143)	(40,818)
Balance, end of period	$33,124	$18,577	$16,783

15. Revenue by Geographic Area and Groups of Similar Products
Revenue by geographic area is based on the IP address or the mailing address at the time of registration. The following table sets forth revenue by geographic area:

	Year Ended December 31,
	2022	2021(1)	2020
Revenue by geographic area:	(In thousands)
United States	$2,510,525	$1,927,302	$1,282,213
International	1,315,796	914,537	479,563
Total	$3,826,321	$2,841,839	$1,761,776

Percentage of revenue by geographic area:
United States	66%	68%	73%
International	34%	32%	27%
____________________
(1) During 2022, the Company identified a misclassification of some of its United States customers for the fourth quarter of 2021, which impacted the reported United States versus international revenue split for the year ended December 31, 2021. The Company has updated the amounts herein to accurately reflect the revenue split by geographic area. No other amounts were impacted by this misclassification.

Long-lived assets outside of the United States were $54.5 million and $41.0 million as of December 31, 2022 and 2021, respectively.
The following table sets forth revenue by groups of similar products:

	Year Ended December 31,
	2022	2021	2020
Revenue by groups of similar products:	(In thousands)
Communications:
Programmable Messaging	$2,066,300	$1,416,265	$820,887
Programmable Voice	474,790	428,484	345,042
Email	333,500	277,400	218,700
Other	376,650	289,131	213,800
Total communications	3,251,240	2,411,280	1,598,429
Software	441,477	325,943	98,363
Other	133,604	104,616	64,984
Total	$3,826,321	$2,841,839	$1,761,776
Twilio Communications includes a variety of APIs and software solutions to optimize communications between Twilio customers and their end users. This is primarily concentrated within the Messaging, Voice and Email communication channels. Twilio Software applications include Twilio Segment, Twilio Engage, Twilio Flex and Marketing Campaigns. These products enable businesses to achieve more effective customer engagement by providing the tools necessary for customers to build direct, personalized relationships with their end users. Other includes other miscellaneous products and services, including enterprise and support plans.
16. Commitments and Contingencies

(a)Lease and Other Commitments
The Company entered into various non-cancelable operating lease agreements for its facilities. Refer to Note 8 to these consolidated financial statements for additional detail on the Company's operating lease commitments.
Additionally, the Company has contractual commitments with its cloud infrastructure provider, network service providers and other vendors that are noncancellable and expire within one to four years. In the year ended December 31, 2022, the Company entered into several such agreements with terms up to four years for a total purchase commitment of $936.2 million. Future minimum payments under these noncancellable purchase commitments are summarized in the table below. Unrecognized tax benefits are not included in these amounts because any amounts expected to be settled in cash are not material:

As of December 31, 2022
Year Ending December 31,	(In thousands)
2023	$205,257
2024	194,237
2025	221,438
2026	227,515
Total payments	$848,447
(b)Legal Matters
The City and County of San Francisco (“San Francisco”) has assessed the Company for additional Telephone Users Tax (“TUT”) and Access Line Tax (“ALT”) on certain of the Company’s services for the years 2009 through 2018. The assessments totaled $38.8 million, including interest and penalties. The Company paid the assessments under protest in the third quarter of 2020.
On May 27, 2021, the Company filed a lawsuit against San Francisco in San Francisco Superior Court challenging the assessments. The Company raised numerous defenses to the assessments including that its services are not telecommunications services, application of the taxes to the Company’s services violates the Internet Tax Freedom Act and San Francisco does not have jurisdiction to impose tax on services provided outside of San Francisco. The Company is seeking refunds of the taxes paid, waivers of interest and penalties, cost of suit and reasonable attorneys’ fees, and other legal and equitable relief as the court deems appropriate. The trial is expected to be held in the summer of 2023.
The Company believes it has strong arguments against the assessments but litigation is uncertain and there is no assurance that it will prevail in court. Should the Company lose on one or more of its arguments, it could incur additional losses associated with taxes, interest, and penalties that together, in aggregate, could be material. The Company regularly assesses the likelihood of adverse outcomes resulting from tax disputes such as this and examines all open years to determine the necessity and adequacy of any tax reserves. The Company’s tax reserves are further discussed in Note 16(d) to these consolidated financial statements.
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
As of December 31, 2022 and 2021, no amounts were accrued related to any outstanding indemnification agreements.

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
The Company continues to remain in discussions with certain jurisdictions regarding its prior sales and other taxes that it may owe. In the event any of these jurisdictions disagree with management’s assumptions and analysis, the assessment of the Company’s tax exposure could differ materially from management’s current estimates. For example, as described in Note 13(b), the Company is currently involved in legal proceedings with the City and County of San Francisco challenging their assessment of the Company’s estimated tax liability for a specific period. The $38.8 million assessment of taxes, including interest and penalties, that the Company paid as required in 2020, net of the $11.5 million reserve the Company had accrued for the same period, was recorded as a deposit in other assets in the accompanying consolidated balance sheets.

As of December 31, 2022, the liabilities recorded for the non-income-based taxes were $29.1 million for domestic jurisdictions and $20.6 million for jurisdictions outside of the United States. As of December 31, 2021, these liabilities were $25.4 million and $17.7 million, respectively.
17. Stockholders' Equity
Preferred Stock
As of December 31, 2022, and December 31, 2021, the Company had authorized 100,000,000 shares of preferred stock, par value $0.001, of which no shares were issued and outstanding.
Common Stock
As of December 31, 2022, and December 31, 2021, the Company had authorized 1,000,000,000 shares of Class A common stock and 100,000,000 shares of Class B common stock, each par value of $0.001 per share. As of December 31, 2022, 176,358,104 shares of Class A common stock and 9,617,605 shares of Class B common stock were issued and outstanding. As of December 31, 2021, 170,625,994 shares of Class A common stock and 9,842,105 shares of Class B common stock were issued and outstanding.
The Company had reserved shares of common stock for issuance as follows:

	As of December 31,
	2022	2021
Stock options issued and outstanding	2,277,379	3,351,313
Unvested restricted stock units issued and outstanding	15,414,997	6,475,700
Class A common stock reserved for Twilio.org	530,449	618,857
Stock-based awards available for grant under 2016 Plan	19,851,399	24,650,104
Stock-based awards available for grant under ESPP	7,648,429	6,382,830
Total	45,722,653	41,478,804
Public Equity Offerings
In February 2021 and August 2020, the Company completed public equity offerings in which it sold 4,312,500 shares and 5,819,838 shares, respectively, of its Class A common stock at a public offering price of $409.60 and $247.00 per share, respectively. The Company received total proceeds of $1.8 billion and $1.4 billion, respectively, net of underwriting discounts and offering expenses paid by the Company.
18. Stock-Based Compensation
2008 Stock Option Plan
The Company maintained a stock plan, the 2008 Stock Option Plan, as amended and restated (the “2008 Plan”), which allowed the Company to grant incentive (“ISO”) and non‑statutory (“NSO”) stock options and restricted stock units (“RSU”) to its employees, directors and consultants to participate in the Company’s future performance through stock‑based awards at the discretion of the Company’s board of directors. On June 22, 2016, the 2008 Plan and the Company’s right of refusal for outstanding equity awards granted under this plan were terminated in connection with the Company’s initial public offering (“IPO”), and, accordingly, no shares were available for issuance under this plan since the IPO. Stock options granted under this plan generally expire 10 years from the date of the grant and as such, this plan continues to govern outstanding equity awards granted thereunder. All remaining outstanding stock options granted under the 2008 Plan are vested and exercisable.

2016 Stock Option Plan
The Company’s 2016 Stock Option and Incentive Plan (the “2016 Plan”) became effective on June 21, 2016. The 2016 Plan provides for the grant of ISOs, NSOs, restricted stock, RSUs, stock appreciation rights, unrestricted stock awards, performance share awards, dividend equivalent rights and cash-based awards to employees, directors and consultants of the Company. A total of 11,500,000 shares of the Company’s Class A common stock were initially reserved for issuance under the 2016 Plan. These available shares automatically increase each January 1, beginning on January 1, 2017, by 5% of the number of shares of the Company’s Class A and Class B common stock outstanding on the immediately preceding December 31, or such lesser number of shares as determined by the Company’s compensation committee. On January 1, 2022 and 2021, the shares available for grant under the 2016 Plan were automatically increased by 9,023,405 shares and 8,202,376 shares, respectively.
Under the 2016 Plan, the stock options are granted at a price per share not less than 100% of the fair market value per share of the underlying common stock on the date of grant.
SendGrid 2009, 2012 and 2017 Stock Incentive Plans
In connection with its acquisition of SendGrid, the Company assumed and replaced all stock options and restricted stock units of the continuing employees issued under SendGrid’s 2009, 2012 and 2017 Stock Incentive Plans that were unvested outstanding on the date of acquisition. The assumed equity awards continue to vest and are governed by the provisions of their respective plans. Additionally, the Company assumed shares of SendGrid common stock that were reserved and available for issuance under SendGrid's 2017 Equity Incentive Plan, on an as converted basis. These shares were utilized for equity grants under the Company’s 2016 Plan in the post-acquisition period, to the extent permitted by New York Stock Exchange rules.
Segment 2013 Stock Incentive Plan
In connection with its acquisition of Segment, the Company assumed and replaced all stock options and restricted stock units of continuing employees issued under Segment’s 2013 Stock Incentive Plan (“Segment Plan”) that were unvested and outstanding on the acquisition date. The assumed equity awards continue to vest and are governed by the provisions of the Segment Plan.
Zipwhip 2008 Stock Plan and 2018 Equity Incentive Plan
In connection with its acquisition of Zipwhip, the Company assumed and replaced all stock options and restricted stock units of the continuing employees issued under Zipwhip Amended and Restated 2008 Stock Plan and 2018 Equity Incentive Plan (“Zipwhip Plans”) that were unvested and outstanding on the acquisition date. The assumed equity awards continue to vest and are governed by the provisions of the Zipwhip Plans.
Under all plans, stock options generally expire 10 years from the date of grant and vest over periods determined by the board of directors. The vesting period for stock options and restricted stock units is generally four years from the date of grant. For existing employees and, effective in 2022, for new-hires the stock options and restricted stock units vest in equal monthly and quarterly installments, respectively, over the service period.
2016 Employee Stock Purchase Plan
The Company’s 2016 ESPP initially became effective on June 21, 2016. A total of 2,400,000 shares of the Company’s Class A common stock were initially reserved for issuance under the 2016 ESPP. These available shares automatically increase each January 1, beginning on January 1, 2017, by the lesser of 1,800,000 shares of the Company's Class A common stock, 1% of the number of shares of the Company’s Class A and Class B common stock outstanding on the immediately preceding December 31 or such lesser number of shares as determined by the Company’s compensation committee. On January 1, 2022 and 2021, the shares available for grant under the 2016 ESPP were automatically increased by 1,800,000 shares and 1,640,475 shares, respectively.
The 2016 ESPP allows eligible employees to purchase shares of the Company’s Class A common stock at a discount of 15% through payroll deductions of their eligible compensation, subject to any plan limitations. The 2016 ESPP provides for separate six-month offering periods beginning in May and November of each year.
On each purchase date, eligible employees purchase the Company’s stock at a price per share equal to 85% of the lesser of (i) the fair market value of the Company’s Class A common stock on the offering date or (ii) the fair market value of the Company’s Class A common stock on the purchase date.

As of December 31, 2022, total unrecognized compensation cost related to the 2016 ESPP was not significant.
Stock-options and restricted stock units and awards activity under the Company’s equity incentive plans was as follows:
Stock Options

	Number of options outstanding	Weighted- average exercise price (Per share)	Weighted- average remaining contractual term (In years)	Aggregate intrinsic value (In thousands)
Outstanding options as of December 31, 2021	3,351,313	$78.10	6.09	$646,760
Granted	167,150	85.17
Exercised	(766,024)	29.32
Forfeited and canceled	(475,060)	171.53
Outstanding options as of December 31, 2022	2,277,379	$75.54	5.32	$39,167
Options vested and exercisable as of December 31, 2022	1,823,525	$54.75	4.59	$39,011

	Year Ended December 31,
	2022	2021	2020
	(In thousands, except per share amounts)
Aggregate intrinsic value of stock options exercised (1)	$80,839	$508,539	$603,597
Total estimated grant date fair value of options vested	$77,403	$138,851	$107,854
Weighted-average grant date fair value per share of options granted	$50.66	$216.29	$170.70
____________________________________
(1) Aggregate intrinsic value represents the difference between the fair value of the Company’s Class A common stock as reported on the New York Stock Exchange and the exercise price of outstanding “in-the-money” options.
As of December 31, 2022, total unrecognized compensation cost related to all unvested stock options was $50.4 million, which will be amortized on a straight-line basis over a weighted-average period of 1.9 years.
Restricted Stock Units

	Number of awards outstanding	Weighted- average grant date fair value (Per share)	Aggregate intrinsic value (In thousands)
Unvested RSUs as of December 31, 2021	6,475,700	$237.22	$1,705,311
Granted	16,951,118	110.83
Vested	(4,259,908)	170.46
Forfeited and canceled	(3,751,913)	178.50
Unvested RSUs as of December 31, 2022	15,414,997	$130.97	$754,718
In March 2022, the Company granted 919,289 shares of performance-based restricted stock units (“PSU”) to certain of its executive employees. These awards, including subsequent forfeitures, if any, are included in the table above. The PSUs were granted with a grant date fair value per share of $157.44 and an aggregate grant date fair value of $144.7 million. The Company estimated the fair value of these awards based on the closing price of its Class A common stock on the date of grant. Each PSU award consisted of three tranches that vest separately over distinct service periods if its respective performance targets, as defined in the grant agreements, are achieved in the respective period. The final vesting is determined by the Company’s Compensation Committee subsequent to the completion of the vesting period. The vesting of the first tranche is based on achievement of revenue growth targets with respect to the year ended December 31, 2022. The vesting of the second and third tranches is based on both (a) revenue growth targets and (b) profitability targets achievement with respect to each of the years ended 2023 and 2024. If performance targets are not achieved, the related tranche will be forfeited. Vesting of these performance-based restricted stock unit awards can range up to 100% above the target based on levels of performance and is recorded in stock-based compensation expense in the year during which each tranche vests.

As of December 31, 2022, the Company had outstanding 16,547 restricted stock awards (“RSAs”) that were held in escrow subject to vesting. The aggregate intrinsic value of these awards was not significant.
As of December 31, 2022, total unrecognized compensation cost related to unvested RSUs and RSAs was $1.9 billion, which will be amortized over a weighted-average period of 2.9 years.
As of December 31, 2022, the unrecognized compensation cost related to Class A common stock subject to vesting was $11.4 million, which will be amortized over a term of 1.5 years.
Valuation Assumptions
The fair value of employee stock options was estimated on the date of grant using the following assumptions in the Black-Scholes option pricing model:

	Year Ended December 31,
Employee Stock Options:	2022	2021	2020
Fair value of common stock	$85.17	$268.55 - $409.21	$108.37 - $301.72
Expected term (in years)	6.02	0.30 - 6.39	0.52 - 6.08
Expected volatility	61.6%	42.9% - 61.5%	51.9% - 65.1%
Risk-free interest rate	3.3%	0.1% - 1.4%	0.1% - 1.4%
Dividend rate	—%	—%	—%
The Company uses the Black-Scholes option pricing model to measure the fair value of its purchase rights issued under the 2016 ESPP:

	Year Ended December 31,
Employee Stock Purchase Plan:	2022	2021	2020
Fair value of common stock	$50.81 - $99.68	$297.20 - $310.80	$183.40 - $278.50
Expected term (in years)	0.50	0.50	0.50
Expected volatility	73.2% - 97.3%	46.4% - 58.7%	54.4% - 72.1%
Risk-free interest rate	1.5% - 4.5%	—% - 0.1%	0.1% - 0.2%
Dividend rate	—%	—%	—%
Stock-Based Compensation Expense
The Company recorded stock-based compensation expense as follows:

	Year Ended December 31,
	2022	2021	2020
	(In thousands)
Cost of revenue	$21,136	$14,074	$8,857
Research and development	374,846	258,672	173,303
Sales and marketing	240,109	213,351	103,450
General and administrative	148,194	146,188	76,301
Restructuring costs	14,275	—	—
Total	$798,560	$632,285	$361,911

19. Net Loss Per Share Attributable to Common Stockholders
The following table sets forth the calculation of basic and diluted net loss per share attributable to common stockholders during the periods presented:

	Year Ended December 31,
	2022	2021	2020
Net loss attributable to common stockholders (in thousands)	$(1,256,145)	$(949,900)	$(490,979)
Weighted-average shares used to compute net loss per share attributable to common stockholders, basic and diluted	182,994,038	174,180,465	146,708,663
Net loss per share attributable to common stockholders, basic and diluted	$(6.86)	$(5.45)	$(3.35)
The following outstanding shares of common stock equivalents were excluded from the calculation of the diluted net loss per share attributable to common stockholders because their effect would have been anti-dilutive:

	As of December 31,
	2022	2021	2020
Stock options issued and outstanding	2,277,379	3,351,313	5,625,735
Unvested restricted stock units issued and outstanding	15,414,997	6,475,700	7,523,882
Class A common stock reserved for Twilio.org	530,449	618,857	707,265
Class A common stock committed under ESPP	766,334	147,947	103,703
Convertible Notes(1)	—	—	4,847,578
Class A common stock in escrow	31,503	75,506	75,612
Class A common stock in escrow and restricted stock awards subject to future vesting	56,237	235,054	268,030
Total	19,076,899	10,904,377	19,151,805
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
20. Income Taxes
The following table presents domestic and foreign components of loss before income taxes for the periods presented:

	Year Ended December 31,
	2022	2021	2020
	(In thousands)
United States	$(1,021,208)	$(737,360)	$(403,148)
International	(222,424)	(223,569)	(101,278)
Loss before provision for income taxes	$(1,243,632)	$(960,929)	$(504,426)

Provision for (benefit from) income taxes consists of the following:

	Year Ended December 31,
	2022	2021	2020
Current:	(In thousands)
Federal	$3,928	$122	$—
State	4,100	420	272
Foreign	17,450	8,274	5,215
Total	25,478	8,816	5,487
Deferred:
Federal	(5,155)	(13,772)	(12,719)
State	(818)	(4,083)	(3,563)
Foreign	(6,992)	(1,990)	(2,652)
Total	(12,965)	(19,845)	(18,934)
Provision for (benefit from) income taxes	$12,513	$(11,029)	$(13,447)
The following table presents a reconciliation of the statutory federal tax rate and the Company's effective tax rate:

	Year Ended December 31,
	2022	2021	2020
Tax at federal statutory rate	21%	21%	21%
State tax, net of federal benefit	3	8	12
Stock-based compensation	(7)	16	24
Credits	1	4	3
Foreign rate differential	(2)	(1)	(4)
Permanent book vs. tax differences	—	—	(1)
Change in valuation allowance	(17)	(46)	(51)
Other	(1)	—	—
Effective tax rate	(2)%	2%	4%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The following table presents the significant components of the Company's deferred tax assets and liabilities:

	As of December 31,
	2022	2021
Deferred tax assets:	(In thousands)
Net operating loss carryforwards	$959,864	$1,054,585
Accrued and prepaid expenses	47,986	24,831
Stock-based compensation	37,981	44,261
Research and development credits	159,604	148,282
Intangibles	135,500	135,500
Capitalized research and development expenses	219,176	—
Lease liability	60,795	71,651
Unrealized losses on marketable securities	32,108	4,602
Other	36,830	28,859
Gross deferred tax assets	1,689,844	1,512,571
Valuation allowance	(1,357,300)	(1,136,827)
Net deferred tax assets	332,544	375,744
Deferred tax liabilities:
Capitalized software	(36,552)	(28,825)
Prepaid expenses	(1,587)	(1,649)
Acquired intangibles	(202,778)	(251,034)
Right-of-use asset	(35,734)	(64,277)
Deferred commissions	(59,675)	(47,897)
Net deferred tax liability	$(3,782)	$(17,938)
The following table summarizes the Company’s tax carryforwards, carryovers and credits:

	As of December 31, 2022	Expiration Date (If not utilized)
	(In thousands)
Federal tax credits	$136,000	Various dates beginning in 2036
Federal net operating loss carryforwards	$3,665,700	Indefinite
State net operating loss carryforwards	$2,684,800	Various dates beginning in 2026
State tax credits	$105,200	Indefinite
Foreign net operating loss carryforwards	$498,500	Indefinite
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
At present, the Company does not believe that it is more likely than not that the federal, state and foreign net deferred tax assets will be realized, and accordingly, a valuation allowance has been established. The valuation allowance increased by approximately $220.5 million and $459.0 million during the years ended December 31, 2022 and 2021, respectively.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Year Ended December 31,
	2022	2021	2020
	(In thousands)
Unrecognized tax benefit, beginning of year	$223,380	$191,183	$49,042
Gross increases for tax positions of prior years	3,250	3,496	4,259
Gross decreases for tax positions of prior years	(705)	(10,693)	(931)
Gross increases for tax positions of current year	4,081	39,394	138,813
Lapse of statute of limitations	(1,040)	—	—
Unrecognized tax benefit, end of year	$228,966	$223,380	$191,183
As of December 31, 2022, the Company had approximately $229.0 million of unrecognized tax benefits. If the $229.0 million is recognized, $6.1 million would affect the effective tax rate. The remaining amount would be offset by the reversal of related deferred tax assets which are subject to a full valuation allowance.
The Company recognizes interest and penalties, if any, related to uncertain tax positions in its income tax provision. As of December 31, 2022, 2021 and 2020, such amounts are not significant.
The Company does not anticipate any significant changes within 12 months of December 31, 2022, in its uncertain tax positions that would be material to its consolidated financial statements taken as a whole because nearly all of the unrecognized tax benefit has been offset by a deferred tax asset, which has been reduced by a valuation allowance.
The Company files U.S. federal income tax returns as well as income tax returns in many U.S. states and foreign jurisdictions. As of December 31, 2022, the tax years 2008 through the current period remain open to examination by the major jurisdictions in which the Company is subject to tax. Years outside the normal statute of limitation remain open to audit by tax authorities due to tax attributes generated in those early years, which have been carried forward and may be audited in subsequent years when utilized. The Company is fully reserved for all open U.S. federal, state and local, or non-U.S. income tax examinations by any tax authorities.
On June 7, 2019, a three-judge panel from the U.S. Court of Appeals for the Ninth Circuit overturned the U.S. Tax Court's decision in Altera Corp. v. Commissioner and upheld the portion of the Treasury regulations under Section 482 of the Internal Revenue Code that requires related parties in a cost-sharing arrangement to share expenses related to share-based compensation. As a result of this decision, the Company's gross unrecognized tax benefits increased to reflect the impact of including share-based compensation in cost-sharing arrangements. On July 22, 2019, Altera filed a petition for a rehearing before the full Ninth Circuit and the request was denied on November 12, 2019. On February 10, 2020, Altera filed a petition to appeal the decision to the Supreme Court and on June 22, 2020 the Supreme Court denied the petition. There is no impact on the Company’s effective tax rate for years ended December 31, 2022 and 2021 due to a full valuation allowance against its deferred tax assets. We will continue to monitor future developments and their potential effects on our consolidated financial statements.
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
The provision for and benefit from income taxes recorded in the years ended December 31, 2022 and 2021, respectively, consist primarily of income taxes, withholding taxes in foreign jurisdictions in which the Company conducts business and the tax benefit related to the release of valuation allowance from acquisitions. The Company’s U.S. operations have been in a loss position and the Company maintains a full valuation allowance against its U.S. deferred tax assets.
Beginning in 2022, the Tax Cuts and Jobs Act of 2017 eliminated the right to deduct research and development expenditures for tax purposes in the period the expenses were incurred and instead requires all U.S. and foreign research and development expenditures to be amortized over 5 and 15 tax years, respectively. The Company’s provision for income taxes for the year ended December 31, 2022 included $7.5 million due to this required capitalization of research and development expenditures.

21. Subsequent Events
On February 13, 2023, the Company committed to a workforce reduction plan that, in addition to the September Plan, is intended to reduce operating costs, improve operating margins, and accelerate profitability (the “February Plan”). The February Plan included the elimination of approximately 17% of the Company’s workforce. The Company estimates that it will incur approximately $100.0 million to $135.0 million in charges in connection with the February Plan, consisting of cash expenditures for employee transition, notice period and severance payments, employee benefits and related facilitation costs. The Company expects that the majority of the restructuring charges related to the February Plan will be incurred in the first quarter of 2023 and that the execution of the February Plan, including cash payments, will be substantially complete by the end of the second quarter of 2023. Potential position eliminations in each country are subject to local laws and consultation requirements, which may extend this process beyond the second quarter of 2023 in certain countries. The charges that the Company expects to incur are subject to a number of assumptions, including local law requirements in various jurisdictions, and therefore, actual expenses may differ materially from the estimates disclosed above.
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
Based on this evaluation, our Chief Executive Officer and our Principal Financial Officer concluded that, as of December 31, 2022, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
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
Under the supervision and with the participation of our Chief Executive Officer and our Principal Financial Officer and oversight of the board of directors, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2022, based on the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2022.
The effectiveness of our internal control over financial reporting as of December 31, 2022 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included in Part II, Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended December 31, 2022, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated by reference to our Proxy Statement relating to our 2023 Annual Meeting of Stockholders (the “Proxy Statement”). The Proxy Statement will be filed with the SEC within 120 days of the year ended December 31, 2022.
Codes of Business Conduct and Ethics
Our board of directors has adopted a code of conduct that applies to all officers, directors and employees, which is available on our website at (investors.twilio.com) under “Governance”. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding amendments to, or waiver from, a provision of our code of conduct by posting such information on the website address and location specified above.
Item 11. Executive Compensation
The information required by this item is incorporated by reference to the Proxy Statement to be filed with the SEC within 120 days of the year ended December 31, 2022.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated by reference to the Proxy Statement to be filed with the SEC within 120 days of the year ended December 31, 2022.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference to the Proxy Statement to be filed with the SEC within 120 days of the year ended December 31, 2022.

Item 14. Principal Accountant Fees and Services
The information required by this item is incorporated by reference to the Proxy Statement to be filed with the SEC within 120 days of the year ended December 31, 2022.
PART IV
Item 15.     Exhibit and Financial Statement Schedules
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
EXHIBIT INDEX

Exhibit Number		Incorporated by Reference
	Description	Form	File No.	Exhibit	Filing Date
2.1	Agreement and Plan of Merger and Reorganization, dated as of May 16, 2021, by and among Twilio Inc., Zeus Merger Sub I, Inc., Zeus Merger Sub II, LLC, Zipwhip, Inc. and Fortis Advisors LLC	10-Q	001-37806	2.1	July 30, 2021
2.2	Agreement and Plan of Reorganization, dated as of October 12, 2020, by and among Twilio Inc., Scorpio Merger Sub, Inc., Segment,io, Inc., and Shareholder Representative Services LLC	S-3	333-249889	2.1	November 5, 2020
3.1	Amended and Restated Certificate of Incorporation of Twilio Inc.	S-1A	333-211634	3.1	June 13, 2016
3.2	Second Amended and Restated Bylaws of Twilio Inc.	10-Q	001-37806	3.1	August 4, 2020
4.1	Form of Class A Common Stock Certificate of Twilio Inc.	S-1	333-211634	4.1	May 26, 2016
4.2	Indenture, dated as of March 9, 2021 by and between Twilio Inc. and U.S. Bank National Association, as Trustee	8-K	001-37806	4.1	March 9, 2021
4.3	First Supplemental Indenture, dated as of March 9, 2021, between Twilio Inc. and U.S. Bank National Association, as Trustee	8-K	001-37806	4.2	March 9, 2021
4.4	Form of 3.625% Senior Notes due 2029	8-K	001-37806	4.3	March 9, 2021
4.5	Form of 3.875% Senior Notes due 2031	8-K	001-37806	4.4	March 9, 2021
4.6	Description of the Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	10-K	001-37806	4.5	February 26, 2021
10.1*	Form of Indemnification Agreement	10-K	001-37806	10.1	February 26, 2021
10.2*	Twilio Inc. Amended and Restated 2008 Stock Option Plan and forms of Stock Option Agreement and form of Stock Option Grant Notice	10-K	001-37806	10.2	February 26, 2021
10.3*	Twilio Inc. Amended and Restated 2016 Stock Option and Incentive Plan, and forms of Agreements thereunder	10-K	001-37806	10.3	February 26, 2021
10.4*	Twilio Inc. 2019 France Sub-Plan to the 2016 Stock Option and Incentive Plan	10-Q	001-37806	10.2	October 31, 2019
10.5*	Twilio Inc. Amended and Restated Non-Employee Director Compensation Policy	10-Q	001-37806	10.1	November 4, 2022
10.6*	Twilio Inc. Amended and Restated 2016 Employee Stock Purchase Plan	10-Q	001-37806	10.1	October 31, 2019
10.7	Sublease, dated as of August 30, 2018, by and between Salesforce.com, Inc. and Twilio Inc.	10-Q	001-37806	10.1	November 8, 2018

10.8	Consent to Sublease Agreement, dated as of September 25, 2018, by and among Hudson Rincon Center, LLC, Salesforce.com Inc. and Twilio Inc.	10-Q	001-37806	10.2	November 8, 2018
10.9*	Offer Letter with Khozema Shipchandler, dated August 20, 2018	8-K	001-37806	10.1	October 25, 2018
10.10*	Offer Letter with Marc Boroditsky, dated October 25, 2021	10-K	001-37806	10.15	February 22, 2022
10.11*	Offer Letter with Eyal Manor, dated October 13, 2021	10-K	001-37806	10.16	February 22, 2022
10.12*	Offer Letter with Dana Wagner dated October 7, 2021	10-K	001-37806	10.17	February 22, 2022
10.13*	Offer Letter with Elena Donio, dated as of April 28, 2022	10-Q	001-37806	10.1	August 5, 2022
10.14*	Offer Letter with Aidan Viggiano, dated February 10, 2023				Filed herewith
10.15*	Letter Agreement with Eyal Manor, dated February 2, 2023				Filed herewith
10.16*	Chief Executive Officer Severance Plan, dated as of March 28, 2018, and form of participation letter	10-Q	001-37806	10.1	May 10, 2018
10.17*	Key Executive Severance Plan, dated as of March 28, 2018 and form of participation letter	10-Q	001-37806	10.2	May 10, 2018
10.18+†	Framework Agreement, dated as of February 26, 2021, by and among Twilio Inc., Carlyle Partners V Holdings, L.P. and Syniverse Corporation	10-Q	001-37806	10.1	May 6, 2021
10.19	Framework Agreement Letter Agreement, dated as of August 16, 2021, by and among Twilio Inc., Carlyle Partners V Holdings, L.P. and Syniverse Corporation	8-K	001-37806	2.1	August 17, 2021
10.20	Second Framework Agreement Letter Agreement, dated as of May 13, 2022, by and among Twilio Inc., Carlyle Partners V Holdings, L.P. and Syniverse Corporation	8-K	001-37806	2.1	May 16, 2022
21.1	List of Subsidiaries of Twilio Inc.				Filed herewith
23.1	Consent of KPMG, LLP, Independent Registered Public Accounting Firm				Filed herewith
24.1	Power of Attorney (included in signature page hereto)				Filed herewith
31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				Filed herewith
31.2	Certification of the Chief Operating Officer (Principal Financial Officer) pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				Filed herewith
32.1**
Certifications of the Chief Executive Officer and Chief Operating Officer (Principal Financial Officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
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
†    Certain portions of this exhibit have been omitted because they are not material, and they are the type of information that the registrant treats as private or confidential.
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

TWILIO INC.

By: /s/ JEFF LAWSON
Jeff Lawson
Chief Executive Officer

POWER OF ATTORNEY
Each person whose signature appears below constitutes and appoints Jeff Lawson, Khozema Z. Shipchandler and Dana R. Wagner, and each of them, as his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his or her substitutes, may lawfully do or cause to be done by virtue thereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

February 24, 2023	/s/ JEFF LAWSON
Jeff Lawson Director and Chief Executive Officer (Principal Executive Officer)

February 24, 2023	/s/ KHOZEMA Z. SHIPCHANDLER
Khozema Z. Shipchandler Chief Operating Officer (Principal Accounting and Financial Officer)

February 24, 2023	/s/ RICHARD L. DALZELL
Richard L. Dalzell Director

February 24, 2023	/s/ BYRON B. DEETER
Byron B. Deeter Director

February 24, 2023	/s/ DONNA L. DUBINSKY
Donna L. Dubinsky Director

February 24, 2023	/s/ JEFF EPSTEIN
Jeff Epstein Director

February 24, 2023	/s/ JEFFREY R. IMMELT
Jeffrey R. Immelt Director

February 24, 2023	/s/ DEVAL L. PATRICK
Deval L. Patrick Director

February 24, 2023	/s/ ERIKA ROTTENBERG
Erika Rottenberg Director

February 24, 2023	/s/ MIYUKI SUZUKI
Miyuki Suzuki Director