Form 10-Q
period 2023-03-31
TWILIO INC
filed 2023-05-10
CIK 1447669

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________
FORM 10-Q
_____________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number: 001-37806
_____________________________________________
TWILIO INC.
(Exact name of registrant as specified in its charter)
_____________________________________________

Delaware	26-2574840
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
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
As of May 2, 2023, 174,313,953 shares of the registrant’s Class A common stock and 9,617,605 shares of registrant’s Class B common stock were outstanding.
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

TWILIO INC.
Quarterly Report on Form 10-Q
For the Three Months Ended March 31, 2023

Item 1. Financial Statements
TWILIO INC.
Condensed Consolidated Balance Sheets
(Unaudited)

	As of March 31,	As of December 31,
	2023	2022
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$634,824	$651,752
Short-term marketable securities	3,310,483	3,503,317
Accounts receivable, net	575,664	547,507
Prepaid expenses and other current assets	335,565	281,510
Total current assets	4,856,536	4,984,086
Property and equipment, net	254,062	263,979
Operating right-of-use assets	103,532	121,341
Equity method investment	684,144	699,911
Intangible assets, net	797,699	849,935
Goodwill	5,284,388	5,284,153
Other long-term assets	318,547	360,899
Total assets	$12,298,908	$12,564,304
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$121,157	$124,605
Accrued expenses and other current liabilities	475,871	490,221
Deferred revenue and customer deposits	136,517	139,110
Operating lease liability, current	54,904	54,222
Total current liabilities	788,449	808,158
Operating lease liability, noncurrent	162,114	164,551
Finance lease liability, noncurrent	17,832	21,290
Long-term debt, net	987,769	987,382
Other long-term liabilities	23,878	23,881
Total liabilities	1,980,042	2,005,262
Commitments and contingencies (Note 13)
Stockholders' equity:
Preferred stock	—	—
Class A and Class B common stock	186	186
Additional paid-in capital	14,233,590	14,055,853
Accumulated other comprehensive loss	(71,945)	(121,161)
Accumulated deficit	(3,842,965)	(3,375,836)
Total stockholders’ equity	10,318,866	10,559,042
Total liabilities and stockholders’ equity	$12,298,908	$12,564,304

See accompanying notes to condensed consolidated financial statements.

TWILIO INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
	March 31,
	2023	2022
	(In thousands, except share and per share amounts)
Revenue	$1,006,564	$875,363
Cost of revenue	515,874	450,292
Gross profit	490,690	425,071
Operating expenses:
Research and development	238,595	240,611
Sales and marketing	259,885	287,906
General and administrative	112,568	114,362
Restructuring costs	121,942	—
Impairment of long-lived assets	21,784	—
Total operating expenses	754,774	642,879
Loss from operations	(264,084)	(217,808)
Other expenses, net:
Share of losses from equity method investment	(30,419)	—
Impairment of strategic investments	(46,154)	—
Other income (expenses), net	8,985	(6,677)
Total other expenses, net	(67,588)	(6,677)
Loss before (provision for) benefit from income taxes	(331,672)	(224,485)
(Provision for) benefit from income taxes	(10,467)	2,858
Net loss attributable to common stockholders	$(342,139)	$(221,627)
Net loss per share attributable to common stockholders, basic and diluted	$(1.84)	$(1.23)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	186,403,349	180,898,713
See accompanying notes to condensed consolidated financial statements.

TWILIO INC.
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)

	Three Months Ended
	March 31,
	2023	2022
	(In thousands)
Net loss	$(342,139)	$(221,627)
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities	30,750	(62,826)
Foreign currency translation	483	(165)
Net change in market value of effective foreign currency forward exchange contracts	3,335	(3,852)
Share of other comprehensive income from equity method investment	14,648	—
Total other comprehensive income (loss)	49,216	(66,843)
Comprehensive loss attributable to common stockholders	$(292,923)	$(288,470)

See accompanying notes to condensed consolidated financial statements.

TWILIO INC.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Common Stock Class A		Common Stock Class B		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
	(In thousands, except share amounts)
Balance as of December 31, 2022	176,358,104	$174	9,617,605	$12	$14,055,853	$(121,161)	$(3,375,836)	$10,559,042
Net loss	—	—	—	—	—	—	(342,139)	(342,139)
Exercises of vested stock options	66,968	—	97,199	—	3,264	—	—	3,264
Vesting of restricted stock units	1,516,634	2	—	—	(2)	—	—	—
Value of equity awards withheld for tax liability	(36,965)	—	—	—	(2,456)	—	—	(2,456)
Conversion of shares of Class B common stock into shares of Class A common stock	97,199	—	(97,199)	—	—	—	—	—
Shares of Class A common stock issued and donated to charity	22,102	—	—	—	1,599	—	—	1,599
Unrealized gain on marketable securities	—	—	—	—	—	30,750	—	30,750
Repurchases of shares of Class A common stock including related costs	(1,902,124)	(2)	—	—	—	—	(124,990)	(124,992)
Foreign currency translation	—	—	—	—	—	483	—	483
Net change in market value of effective foreign currency forward exchange contracts	—	—	—	—	—	3,335	—	3,335
Share of other comprehensive income from equity method investment	—	—	—	—	—	14,648	—	14,648
Stock-based compensation	—	—	—	—	164,999	—	—	164,999
Stock-based compensation - restructuring	—	—	—	—	10,333	—	—	10,333
Balance as of March 31, 2023	176,121,918	$174	9,617,605	$12	$14,233,590	$(71,945)	$(3,842,965)	$10,318,866
See accompanying notes to condensed consolidated financial statements.

TWILIO INC.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Common Stock Class A		Common Stock Class B		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
	(In thousands, except share amounts)
Balance as of December 31, 2021	170,625,994	$168	9,842,105	$12	$13,169,118	$(18,141)	$(2,119,691)	$11,031,466
Net loss	—	—	—	—	—	—	(221,627)	(221,627)
Exercises of vested stock options	180,643	—	193,889	—	11,727	—	—	11,727
Vesting of restricted stock units	877,089	1	—	—	(1)	—	—	—
Value of equity awards withheld for tax liability	(5,804)	—	—	—	(1,065)	—	—	(1,065)
Conversion of shares of Class B common stock into shares of Class A common stock	215,389	—	(215,389)	—	—	—	—	—
Shares of Class A common stock donated to charity	22,102	—	—	—	4,232	—	—	4,232
Shares returned from escrow	(152,239)	—	—	—	(387)	—	—	(387)
Unrealized loss on marketable securities	—	—	—	—	—	(62,826)	—	(62,826)
Foreign currency translation	—	—	—	—	—	(165)	—	(165)
Net change in market value of effective foreign currency forward exchange contracts	—	—	—	—	—	(3,852)	—	(3,852)
Stock-based compensation	—	—	—	—	159,930	—	—	159,930
Balance as of March 31, 2022	171,763,174	$169	9,820,605	$12	$13,343,554	$(84,984)	$(2,341,318)	$10,917,433
See accompanying notes to condensed consolidated financial statements.

TWILIO INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:	(In thousands)
Net loss	$(342,139)	$(221,627)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	71,393	68,103
Non-cash reduction to the right-of-use asset	8,574	12,415
Net amortization of investment premium and discount	3,515	10,712
Impairment of long-lived assets due to office closures	21,784	—
Stock-based compensation including restructuring	170,799	155,275
Amortization of deferred commissions	17,865	12,626
Value of shares of Class A common stock issued and donated to charity	1,599	4,232
Share of losses from equity method investment	30,419	—
Impairment of strategic investments	46,154	—
Other adjustments	15,367	1,418
Changes in operating assets and liabilities:
Accounts receivable	(35,215)	(19,623)
Prepaid expenses and other current assets	(51,438)	(14,176)
Other long-term assets	(21,481)	(27,399)
Accounts payable	66	1,247
Accrued expenses and other current liabilities	(19,130)	18,148
Deferred revenue and customer deposits	(2,611)	(1,453)
Operating lease liabilities	(13,651)	(13,058)
Other long-term liabilities	264	(4,415)
Net cash used in operating activities	(97,866)	(17,575)
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions, net of cash acquired and other related payments	—	(27,682)
Purchases of marketable securities and other investments	(136,119)	(246,874)
Proceeds from sales and maturities of marketable securities	355,195	442,753
Capitalized software development costs	(9,860)	(10,250)
Purchases of long-lived and intangible assets	(6,751)	(6,980)
Net cash provided by investing activities	202,465	150,967
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of costs related to public offerings	—	(35)
Principal payments on debt and finance leases	(7,353)	(6,520)
Value of equity awards withheld for tax liabilities	(2,456)	(1,065)
Repurchases of shares of Class A common stock and related costs	(114,993)	—
Proceeds from exercises of stock options	3,264	11,727
Net cash (used in) provided by financing activities	(121,538)	4,107
Effect of exchange rate changes on cash, cash equivalents and restricted cash	39	27
NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(16,900)	137,526
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—Beginning of period	656,078	1,481,831
CASH, CASH EQUIVALENTS AND RESTRICTED CASH —End of period	$639,178	$1,619,357
Cash paid for income taxes, net	$3,479	$1,443
Cash paid for interest	$18,750	$19,011

RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH TO THE CONDENSED CONSOLIDATED BALANCE SHEETS
Cash and cash equivalents	$634,824	$1,617,022
Restricted cash in other current assets	3,916	1,970
Restricted cash in other long-term assets	438	365
Total cash, cash equivalents and restricted cash	$639,178	$1,619,357
See accompanying notes to condensed consolidated financial statements.

TWILIO INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. Organization and Description of Business
Twilio Inc. (the “Company”) was incorporated in the state of Delaware on March 13, 2008. Today's leading companies trust Twilio's Customer Engagement Platform to build direct, personalized relationships with their customers everywhere in the world. Twilio enables companies to use communications and data to add intelligence and security to every step of their customers’ journey, from sales to marketing to growth, customer service and many more engagement use cases in a flexible, programmatic way.
The Company’s headquarters are located in San Francisco, California, and the Company has subsidiaries across North America, South America, Europe, Asia and Australia.
2. Summary of Significant Accounting Policies
(a)Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K filed with the SEC on February 27, 2023 (“Annual Report”).
The condensed consolidated balance sheet as of December 31, 2022, included herein, was derived from the audited financial statements as of that date, but may not include all disclosures including certain notes required by U.S. GAAP on an annual reporting basis.
In the opinion of management, the accompanying condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, comprehensive loss, stockholders’ equity and cash flows for the interim periods, but are not necessarily indicative of the results of operations to be anticipated for the full year 2023 or any future period.
(b)Principles of Consolidation
The condensed consolidated financial statements include the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated.
(c)Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates are used for, but not limited to, revenue allowances and sales credit reserves; recoverability of long-lived and intangible assets; impairment assessments of goodwill and indefinite-lived intangible assets; capitalization and useful life of the Company’s capitalized internal-use software development costs; fair value of acquired intangible assets and goodwill; accruals and contingencies. Estimates are based on historical experience and on various assumptions that the Company believes are reasonable under current circumstances. However, future events are subject to change and best estimates and judgments may require further adjustments, therefore, actual results could differ materially from those estimates. Management periodically evaluates such estimates and they are adjusted prospectively based upon such periodic evaluation.
(d)Remaining Performance Obligations
Revenue allocated to remaining performance obligations for contracts with durations of more than one year was $165.9 million as of March 31, 2023, of which 72% is expected to be recognized over the next 12 months and 95% is expected to be recognized over the next 24 months.

(e)Deferred Revenue and Customer Deposits
As of March 31, 2023, and December 31, 2022, the Company recorded $136.5 million and $139.1 million as its deferred revenue and customer deposits, respectively, that are included in deferred revenue and customer deposits and other long-term liabilities in the accompanying condensed consolidated balance sheets. During the three months ended March 31, 2023 and 2022, the Company recognized $71.3 million and $64.9 million of revenue, respectively, that was included in the deferred revenue and customer deposits balances as of the end of the previous year.
(f)Deferred Sales Commissions
Total net capitalized commission costs as of March 31, 2023, and December 31, 2022, were $237.0 million and $239.1 million, respectively, and are included in prepaid expenses and other current assets and other long‑term assets in the accompanying condensed consolidated balance sheets.
(g)Concentration of Credit Risk
Financial instruments that potentially expose the Company to a concentration of credit risk consist primarily of cash, cash equivalents, restricted cash, marketable securities and accounts receivable. The Company maintains cash, restricted cash, cash equivalents and marketable securities with financial institutions. Certain balances held by such financial institutions exceed insured limits.
The Company sells its services to a wide variety of customers. If the financial condition or results of operations of any significant customer deteriorates substantially, operating results could be adversely affected. To reduce credit risk, management performs credit evaluations of the financial condition of significant customers. The Company does not require collateral from its credit customers and maintains reserves for estimated credit losses on customer accounts when considered necessary. Actual credit losses may differ from the Company’s estimates. In the three months ended March 31, 2023 and 2022, no customer organization accounted for more than 10% of the Company’s total revenue.
As of March 31, 2023, and December 31, 2022, no customer organization represented more than 10% of the Company’s gross accounts receivable.
(h)Changes to Significant Accounting Policies
Share Repurchases
The Company elected to record the excess of the repurchase price over the par value of the repurchased shares of its Class A common stock in accumulated deficit, along with the associated transaction costs and excise taxes. Immediately upon repurchase, the shares are retired and returned to the status of unauthorized and unissued.
On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax.
There have been no other changes to the Company’s significant accounting policies as described in its Annual Report.
(i)Recently Issued Accounting Guidance, Not yet Adopted
In June 2022, the Financial Accounting Standards Board issued Accounting Standards Update No. 2022-03, "Fair Value Measurements (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions," which clarifies and amends the guidance of measuring the fair value of equity securities subject to contractual restrictions that prohibit the sale of the equity securities. The guidance will be effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. The Company is evaluating the impact of the adoption of this guidance on its condensed consolidated financial statements.

3. Fair Value Measurements
Financial Assets
The following tables provide the financial assets measured at fair value on a recurring basis:

	Amortized Cost or Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses Less Than 12 Months	Gross Unrealized Losses More Than 12 Months	Fair Value Hierarchy as of March 31, 2023			Aggregate Fair Value
					Level 1	Level 2	Level 3
Financial Assets:	(In thousands)
Cash and cash equivalents:
Money market funds	$289,997	$—	$—	$—	$289,997	$—	$—	$289,997
Total included in cash and cash equivalents	289,997	—	—	—	289,997	—	—	289,997
Marketable securities:
U.S. Treasury securities	416,493	—	(650)	(7,747)	408,096	—	—	408,096
Non-U.S. government securities	149,510	—	(22)	(4,543)	144,945	—	—	144,945
Corporate debt securities and commercial paper	2,815,621	1,372	(6,169)	(53,382)	5,000	2,752,442	—	2,757,442
Total marketable securities	3,381,624	1,372	(6,841)	(65,672)	558,041	2,752,442	—	3,310,483
Total financial assets	$3,671,621	$1,372	$(6,841)	$(65,672)	$848,038	$2,752,442	$—	$3,600,480

	Amortized Cost or Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses Less Than 12 Months	Gross Unrealized Losses More Than 12 Months	Fair Value Hierarchy as of December 31, 2022			Aggregate Fair Value
					Level 1	Level 2	Level 3
Financial Assets:	(In thousands)
Cash and cash equivalents:
Money market funds	$46,610	$—	$—	$—	$46,610	$—	$—	$46,610
Reverse repurchase agreements	200,000	—	—	—	—	200,000	—	200,000
Commercial paper	2,249	—	—	—		2,249		2,249
Total included in cash and cash equivalents	248,859	—	—	—	46,610	202,249	—	248,859
Marketable securities:
U.S. Treasury securities	481,463	—	(1,269)	(11,347)	468,847	—	—	468,847
Non-U.S. government securities	149,901	—	(33)	(6,304)	143,564	—	—	143,564
Corporate debt securities and commercial paper	2,973,844	307	(12,202)	(71,043)	5,000	2,885,906	—	2,890,906
Total marketable securities	3,605,208	307	(13,504)	(88,694)	617,411	2,885,906	—	3,503,317
Total financial assets	$3,854,067	$307	$(13,504)	$(88,694)	$664,021	$3,088,155	$—	$3,752,176
The aggregate related fair value of the corporate debt securities with unrealized losses was $2.4 billion as of March 31, 2023, of which $1.9 billion were in an unrealized loss position for more than 12 months and $420.2 million were in an unrealized loss position for less than 12 months. The aggregate related fair value of corporate debt securities with unrealized losses was $2.7 billion as of December 31, 2022, of which $2.0 billion were in an unrealized loss position for more than 12 months and $620.5 million were in an unrealized loss position for less than 12 months. Unrealized losses related to other investments as of March 31, 2023, and December 31, 2022, were not significant.
The Company's primary objective when investing excess cash is preservation of capital, hence the Company's marketable securities primarily consist of U.S. Treasury Securities, non-U.S government securities, high credit quality corporate debt securities and commercial paper. Because the Company views its marketable securities as available to support current operations, it has classified all available for sale securities as short-term. As of March 31, 2023, and December 31, 2022, for all fixed income securities that were in unrealized loss positions, the Company has determined that (i) it does not have the intent to sell any of these investments, and (ii) it is not more likely than not that it will be required to sell any of these investments before recovery of the entire amortized cost basis. In addition, as of March 31, 2023, and December 31, 2022, the Company anticipates that it will recover the entire amortized cost basis of such fixed income securities before maturity.

Interest earned on marketable securities was $17.2 million and $15.6 million in the three months ended March 31, 2023 and 2022, respectively. The interest is recorded as other income (expenses), net, in the accompanying condensed consolidated statements of operations.
The following table summarizes the contractual maturities of marketable securities:

	As of March 31, 2023		As of December 31, 2022
	Amortized Cost	Aggregate Fair Value	Amortized Cost	Aggregate Fair Value
Financial Assets:	(In thousands)
Less than one year	$2,155,152	$2,116,532	$1,943,836	$1,909,218
One to three years	1,226,472	1,193,951	1,661,372	1,594,099
Total	$3,381,624	$3,310,483	$3,605,208	$3,503,317
Strategic Investments
As of March 31, 2023, and December 31, 2022, the Company held strategic investments with a carrying value of $30.7 million and $76.9 million, respectively, recorded as other long-term assets in the accompanying condensed consolidated balance sheets. The carrying value of these securities is determined under the measurement alternative on a non-recurring basis and adjusted for observable changes in fair value or impairment. In the three months ended March 31, 2023, the Company remeasured one of its strategic investments that it acquired in 2021 to fair value due to an assessed impairment. The fair value measurement of the strategic investment is categorized under Level 2 in the fair value hierarchy and the primary input used in the fair value measurement was the publicly available stock price of the issuer’s unrestricted security of the same class. The impairment loss of $46.2 million is recorded in other income (expenses), net, in the accompanying condensed consolidated statement of operations for the three months ended March 31, 2023. There were no other impairments or adjustments recorded in the three months ended March 31, 2023 and 2022, related to these securities.
Financial Liabilities
The Company’s financial liabilities that are measured at fair value on a recurring basis consist of foreign currency derivative liabilities and are classified as Level 2 financial instruments in the fair value hierarchy. As of March 31, 2023, and December 31, 2022, the aggregate fair value of these liabilities and the associated unrealized losses were not significant.
The Company’s financial liabilities that are not measured at fair value on a recurring basis are its Senior Notes due 2029 (“2029 Notes”) and its Senior Notes due 2031 (“2031 Notes”). As of March 31, 2023, the fair value of the 2029 Notes and 2031 Notes were $437.4 million and $427.5 million, respectively. As of December 31, 2022, the fair value of the 2029 Notes and 2031 Notes were $410.9 million and $399.4 million, respectively.

4. Property and Equipment
Property and equipment consisted of the following:

	As of March 31, 2023	As of December 31, 2022
	(In thousands)
Capitalized internal-use software developments costs	$269,463	$257,983
Data center equipment (1)	101,178	100,207
Leasehold improvements	92,475	91,660
Office equipment	71,344	70,815
Furniture and fixtures	14,913	14,935
Software	14,832	14,675
Total property and equipment	564,205	550,275
Less: accumulated depreciation and amortization (1)	(310,143)	(286,296)
Total property and equipment, net	$254,062	$263,979
____________________________________
(1) Data center equipment contains $72.4 million in assets held under finance leases as of March 31, 2023, and December 31, 2022. Accumulated depreciation and amortization includes $45.0 million and $41.2 million of accumulated depreciation for assets held under finance leases as of March 31, 2023, and December 31, 2022, respectively.
Depreciation and amortization expense was $20.1 million and $16.6 million in the three months ended March 31, 2023 and 2022, respectively.
The Company capitalized $14.2 million and $14.7 million in internal‑use software development costs in the three months ended March 31, 2023 and 2022, respectively.
In the three months ended March 31, 2023, the Company signed an agreement to divest its Internet of Things (“IoT”) assets and liabilities to a third party. The Company recorded a $3.8 million loss on net assets held for sale related to this transaction and an additional $2.2 million of related costs. The assets and liabilities held for sale are not significant.
5. Impairment
In February 2023, the Company announced plans to close additional offices as part of its 2022 strategy to become a remote-first company. The Company regularly assesses recoverability of all impacted right-of-use (“ROU”) assets and the related leasehold improvements and property and equipment for indicators of impairment. In the three months ended March 31, 2023, the Company recorded a $21.8 million impairment expense related to its permanent office closures.
No other significant impairments were recorded in the three months ended March 31, 2023 and 2022.
6. Restructuring Activities
On February 13, 2023, the Company committed to a workforce reduction plan (the “February 2023 Plan”) that eliminated approximately 17% of the Company’s workforce. In the three months ended March 31, 2023, the Company recorded restructuring charges of $121.9 million, which consisted of $111.6 million related to employee severances, benefits and facilitation costs and $10.3 million related to vesting of stock-based awards of the impacted employees. The execution of the February 2023 Plan was substantially completed as of March 31, 2023. The estimated remaining expenses related to the February 2023 Plan are approximately $20.0 million and are expected to be incurred in 2023. The actual expenses may differ materially from the original estimates.

The following table summarizes the Company’s restructuring liability related to the February 2023 Plan that is included in accrued expenses and other current liabilities in the accompanying condensed consolidated balance sheet:

	Workforce Reduction Costs	Facilitation Costs	Total
	(In thousands)
Balance as of December 31, 2022	$—	$—	$—
Restructuring charges	105,113	6,455	111,568
Cash payments	(77,873)	(539)	(78,412)
Balance as of March 31, 2023	$27,240	$5,916	$33,156
The $10.3 million vesting of the stock-based awards is recorded in the additional-paid-in capital in the accompanying condensed consolidated statement of stockholders’ equity.
The activity and the remaining amounts related to the restructuring plan effected in September 2022 (the “September 2022 Plan”) were insignificant.
7. Reorganization and Segment Reporting
In February 2023, concurrent with the announcement of the February 2023 Plan, the Company announced a reorganization of its business into two business units, Twilio Data & Applications and Twilio Communications, to enable the Company to better execute on the key priorities for each side of its business—accelerating growth for Twilio Data & Applications and driving efficiencies for Twilio Communications—while accounting for each business unit’s unique economic, customer and product needs (the “Reorganization”). Effective March 1, 2023, the Company’s Board of Directors appointed a president for each newly created business unit. Both presidents report directly to the Chief Operating Decision Maker (“CODM”), maintain regular contact with the CODM and are directly accountable for specific activities and financial results of their respective business units. The Company’s Chief Executive Officer is its CODM.
An operating segment is a component of a public entity that has all of the following characteristics:

–it engages in business activities from which it may recognize revenues and incur expenses,
–its operating results are regularly reviewed by the public entity’s CODM to make decisions about resources to be allocated to the segment and assess its performance, and
–its discrete financial information is available.
With the Reorganization, the Company significantly changed the organizational structure of its business, including the way management will operate the business in the future. As such, in February 2023, the Company began making significant realignments to its internal processes and controls to build a financial reporting process within its enterprise reporting system that would enable consistent, comparable and reliable internal reporting of discrete financial information on a newly formed business unit level (the “Realignment”). The Realignment includes efforts, such as remapping of the Company’s functional cost centers to the newly formed business units, developing new allocation methodologies for various costs and reserves, redesigning employee compensation structure, including commissions plans, and other changes - most of which involve judgment and assumptions. Additionally, as of March 31, 2023, the Company was still in process of determining the optimal measure of profitability to be used by the CODM to assess performance of the newly formed business units. The Company expects to complete these efforts during 2023 in order to regularly provide the CODM with discrete financial information on the business unit level, which will also enable the Company to provide segment level disclosures. As this information was not yet available as of March 31, 2023, the Company concluded that it continued to have one operating and reportable segment in the first quarter of 2023.
In connection with the expected shift from one operating segment to two operating segments in 2023, the Company will also shift into a multiple reporting unit structure. Once this occurs and the Company is able to allocate goodwill to each reporting unit, the Company will perform an impairment assessment for each newly formed reporting unit, which may result in goodwill and other asset impairments that could be material.

8. Derivatives and Hedging
As of March 31, 2023, the Company had outstanding foreign currency forward contracts designated as cash flow hedges with a total sell notional value of $286.8 million. The notional value represents the amount that will be sold upon maturity of the forward contract. As of March 31, 2023, these contracts had maturities of up to seventeen months.
Gains and losses associated with these foreign currency forward contracts were as follows:

	Condensed Consolidated Statement of Operations and Statement of Comprehensive Loss	Three Months Ended March 31,
		2023	2022
		(In thousands)
Gains (Losses) recognized in OCI	Net change in market value of effective foreign currency forward exchange contracts	$3,335	$(3,852)
Gains (Losses) recognized in income due to instruments maturing	Cost of revenue	$735	$(1,597)
The Company is subject to master netting agreements with certain counterparties of the foreign exchange contracts, under which it is permitted to net settle transactions of the same currency with a single net amount payable by one party to the other. It is the Company’s policy to present the derivatives at gross in its condensed consolidated balance sheets. The Company’s foreign currency forward contracts are not subject to any credit contingent features or collateral requirements. The Company manages its exposure to counterparty risk by entering into contracts with a diversified group of major financial institutions and by actively monitoring its outstanding positions. As of March 31, 2023, the Company did not have any offsetting arrangements.
9. Goodwill and Intangible Assets
Goodwill
The goodwill balance as of March 31, 2023, and December 31, 2022, was as follows:

Total
(In thousands)
Balance as of December 31, 2022	$5,284,153
Foreign currency adjustments	235
Balance as of March 31, 2023	$5,284,388

Intangible assets
Intangible assets consisted of the following:

	As of March 31, 2023
	Cost	Accumulated Amortization	Net
Amortizable intangible assets:	(In thousands)
Developed technology	$794,567	$(363,631)	$430,936
Customer relationships	538,223	(223,148)	315,075
Supplier relationships	56,971	(22,520)	34,451
Trade names	30,372	(21,622)	8,750
Order backlog	10,000	(10,000)	—
Patent	4,028	(756)	3,272
Total amortizable intangible assets	1,434,161	(641,677)	792,484
Non-amortizable intangible assets:
Telecommunication licenses	4,920	—	4,920
Trademarks and other	295	—	295
Total	$1,439,376	$(641,677)	$797,699

	As of December 31, 2022
	Cost	Accumulated Amortization	Net
Amortizable intangible assets:	(In thousands)
Developed technology	$795,753	$(335,893)	$459,860
Customer relationships	538,466	(204,241)	334,225
Supplier relationships	56,922	(19,846)	37,076
Trade names	30,342	(20,106)	10,236
Order backlog	10,000	(10,000)	—
Patent	4,028	(705)	3,323
Total amortizable intangible assets	1,435,511	(590,791)	844,720
Non-amortizable intangible assets:
Telecommunication licenses	4,920	—	4,920
Trademarks and other	295	—	295
Total	$1,440,726	$(590,791)	$849,935
Amortization expense was $50.8 million and $51.5 million for the three months ended March 31, 2023 and 2022, respectively.

Total estimated future amortization expense is as follows:

As of March 31, 2023
Year Ended December 31,	(In thousands)
2023	$152,782
2024	196,111
2025	192,538
2026	120,240
2027	72,221
Thereafter	58,592
Total	$792,484

10. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

	As of March 31, 2023	As of December 31, 2022
	(In thousands)
Accrued payroll and related	$60,215	$79,703
Accrued bonus and commission	20,764	35,449
Accrued cost of revenue	153,469	161,455
Sales and other taxes payable	90,901	92,319
ESPP contributions	19,981	8,499
Finance lease liability	10,108	11,871
Restructuring liability	33,469	1,066
Employee sabbatical benefit accrual(1)	15,714	30,683
Accrued other expense	71,250	69,176
Total accrued expenses and other current liabilities	$475,871	$490,221
____________________________________
(1) In February 2023, the Company announced that it will sunset its employee sabbatical program as of December 31, 2023. The accrued liability as of March 31, 2023, represents the accumulated benefit balance for the employees who remain eligible under this program through its termination date.

11. Long-Term Debt
Long-term debt, net, consisted of the following:

	As of March 31, 2023	As of December 31, 2022
	(In thousands)
2029 Senior Notes
Principal	$500,000	$500,000
Unamortized discount	(4,822)	(5,001)
Unamortized issuance costs	(1,085)	(1,126)
Net carrying amount	494,093	493,873
2031 Senior Notes
Principal	500,000	500,000
Unamortized discount	(5,162)	(5,299)
Unamortized issuance costs	(1,162)	(1,192)
Net carrying amount	493,676	493,509
Total long-term debt, net	$987,769	$987,382
As of March 31, 2023, the Company was in compliance with all of its covenants under the related indentures.
12. Revenue by Geographic Area and Business Units
Revenue by geographic area is based on the IP address or the mailing address at the time of registration. The following table sets forth revenue by geographic area:

	Three Months Ended March 31,
	2023	2022
Revenue by geographic area:	(In thousands)
United States	$662,092	$570,380
International	344,472	304,983
Total	$1,006,564	$875,363

Percentage of revenue by geographic area:
United States	66%	65%
International	34%	35%
Long-lived assets outside of the United States were $52.5 million and $54.5 million as of March 31, 2023, and December 31, 2022, respectively.
The following table sets forth revenue by business unit:

	Three Months Ended March 31,
	2023	2022
Revenue by business unit:	(In thousands)
Twilio Communications	$846,658	$742,745
Twilio Data & Applications	120,142	101,086
Other	39,764	31,532
Total	$1,006,564	$875,363
Twilio Communications includes a variety of application programming interfaces (“APIs”) and software solutions to optimize communications between Twilio customers and their end users. This is primarily concentrated within the Messaging,

Voice and Email communication channels. Twilio Data & Applications includes Twilio Segment, Twilio Engage, Twilio Flex and Marketing Campaigns. These products enable businesses to achieve more effective customer engagement by providing the tools necessary for customers to build direct, personalized relationships with their end users. Other consists of revenue from enterprise and support plans, professional services, IoT/wireless and other smaller products. As a result of the Realignment described in Note 6, the groups of products included in each of the above categories may be adjusted in future periods.
13. Commitments and Contingencies

(a)Lease and Other Commitments
The Company has entered into various non-cancelable operating lease agreements for its facilities. In the three months ended March 31, 2023, the Company did not enter into any significant new lease agreements.
The Company has non-cancelable contractual commitments with its cloud infrastructure provider, network service providers and other vendors. In the three months ended March 31, 2023, the Company entered into several such agreements with terms up to two years for a total purchase commitment of $47.6 million.
(b)Legal Matters
The City and County of San Francisco (“San Francisco”) has assessed the Company for additional Telephone Users Tax (“TUT”) and Access Line Tax on certain of the Company’s services for the years 2009 through 2018. The assessments totaled $38.8 million, including interest and penalties. The Company paid the assessments under protest in the third quarter of 2020.
On May 27, 2021, the Company filed a lawsuit against San Francisco in San Francisco Superior Court challenging the assessments. The Company raised numerous defenses to the assessments including that its services are not telecommunications services, application of the taxes to the Company’s services violates the Internet Tax Freedom Act and San Francisco does not have jurisdiction to impose tax on services provided outside of San Francisco. The Company is seeking refunds of the taxes paid, waivers of interest and penalties, cost of suit and reasonable attorneys’ fees, and other legal and equitable relief as the court deems appropriate. The previously set trial date was vacated, and a case management conference is scheduled for June 2023.
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

In the ordinary course of business and in connection with its financing and business combinations transactions, the Company enters into contractual arrangements under which it agrees to provide indemnification of varying scope and terms to business partners, customers and other parties with respect to certain matters, including, but not limited to, losses arising out of the breach of such agreements, intellectual property infringement claims made by third parties and other liabilities relating to or arising from the Company’s various products, or its acts or omissions. In these circumstances, payment may be conditional on the other party making a claim pursuant to the procedures specified in the particular contract. Further, the Company’s obligations under these agreements may be limited in terms of time and/or amount, and in some instances, the Company may have recourse against third parties for certain payments. The terms of such obligations may vary.
As of March 31, 2023 and December 31, 2022, no amounts were accrued related to any outstanding indemnification agreements.
(d)Other Taxes
The Company conducts operations in many tax jurisdictions within and outside of the United States. In many of these jurisdictions, non-income-based taxes, such as sales, use, telecommunications and other local taxes are assessed on the Company’s operations. The Company carries reserves for certain of its non-income-based tax exposures in certain jurisdictions when it is both probable that a liability was incurred and the amount of the exposure could be reasonably estimated. These reserves are based on estimates which include several key assumptions including, but not limited to, the taxability of the Company’s services, the jurisdictions in which its management believes it had nexus and the sourcing of revenues to those jurisdictions.
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
As of March 31, 2023, the liabilities recorded for the non-income-based taxes were $30.3 million for domestic jurisdictions and $21.8 million for jurisdictions outside of the United States. As of December 31, 2022, these liabilities were $29.1 million and $20.6 million, respectively.
14. Stockholders' Equity
Preferred Stock
As of March 31, 2023, and December 31, 2022, the Company had authorized 100,000,000 shares of preferred stock, par value $0.001, of which no shares were issued and outstanding.
Common Stock
As of March 31, 2023, and December 31, 2022, the Company had authorized 1,000,000,000 shares of Class A common stock and 100,000,000 shares of Class B common stock, each with a par value of $0.001 per share. As of March 31, 2023, 176,121,918 shares of Class A common stock and 9,617,605 shares of Class B common stock were issued and outstanding. As of December 31, 2022, 176,358,104 shares of Class A common stock and 9,617,605 shares of Class B common stock were issued and outstanding.

The Company had reserved shares of common stock for issuance as follows:

	As of March 31, 2023	As of December 31, 2022
Stock options issued and outstanding	2,007,636	2,277,379
Unvested restricted stock units issued and outstanding	13,487,645	15,414,997
Class A common stock reserved for Twilio.org	508,347	530,449
Stock-based awards available for grant under 2016 Plan	29,755,557	19,851,399
Stock-based awards available for grant under ESPP	9,448,429	7,648,429
Total	55,207,614	45,722,653
Share Repurchase Program
In February 2023, the Board of Directors of the Company authorized a share repurchase program pursuant to which the Company may repurchase up to $1.0 billion in aggregate value of its outstanding Class A common stock. Repurchases under this program will be made through open market, private transactions or other means, in compliance with applicable federal securities laws, and could include repurchases pursuant to Rule 10b5-1 trading plans. The Company has discretion in determining the conditions under which shares may be repurchased from time to time. The program is set to expire on December 31, 2024.
In the three months ended March 31, 2023, the Company repurchased 1.9 million shares of its Class A common stock for an aggregate purchase price of $125.0 million, including related costs. As of March 31, 2023, approximately $875.0 million of the originally authorized amount remained available for future repurchases. Subsequent to March 31, 2023, the Company has repurchased additional shares of its Class A common stock for an aggregate purchase price of $125.0 million.
15. Stock-Based Compensation
The Company’s 2016 Stock Option and Incentive Plan (the “2016 Plan”) provides for granting stock options, restricted stock units, restricted stock awards, stock appreciation rights, unrestricted stock awards, performance share awards, dividend equivalent rights and cash-based awards to its employees, directors and consultants. Certain of the Company’s outstanding equity awards were granted under equity incentive plans that are no longer active but continue to govern the outstanding equity awards granted thereunder.
The Company also offers an Employee Stock Purchase Plan (“ESPP”) to eligible employees. The ESPP provides for separate six-month offering periods beginning in May and November of each year.
As of March 31, 2023, total unrecognized compensation cost related to all outstanding equity awards was as follows:

	As of March 31, 2023
	Unrecognized Compensation Cost	Weighted-average remaining period
	(In thousands)	(In years)
Unvested stock options	$31,238	1.7
Unvested restricted stock units and awards	1,427,132	2.8
ESPP	3,019	0.1
Class A shares in escrow subject to future vesting	1,822	1.3
Total	$1,463,211

Stock-Based Compensation Expense
The Company recorded total stock-based compensation expense as follows:

	Three Months Ended March 31,
	2023	2022
	(In thousands)
Cost of revenue	$5,290	$4,521
Research and development	78,093	79,369
Sales and marketing	48,129	47,586
General and administrative	28,954	23,799
Restructuring costs	10,333	—
Total	$170,799	$155,275
16. Net Loss Per Share Attributable to Common Stockholders
The following table sets forth the calculation of basic and diluted net loss per share attributable to common stockholders during the periods presented:

	Three Months Ended March 31,
	2023	2022
Net loss attributable to common stockholders (in thousands)	$(342,139)	$(221,627)
Weighted-average shares used to compute net loss per share attributable to common stockholders, basic and diluted	186,403,349	180,898,713
Net loss per share attributable to common stockholders, basic and diluted	$(1.84)	$(1.23)
The following outstanding shares of common stock equivalents were excluded from the calculation of the diluted net loss per share attributable to common stockholders because their effect would have been anti-dilutive:

	As of March 31,
	2023	2022
Stock options issued and outstanding	2,007,636	2,709,573
Unvested restricted stock units issued and outstanding	13,487,645	7,745,115
Class A common stock reserved for Twilio.org	508,347	596,755
Class A common stock committed under ESPP	742,303	147,947
Class A common stock in escrow	31,503	31,503
Class A common stock in escrow and restricted stock awards subject to future vesting	15,936	76,080
Total	16,793,370	11,306,973
17. Income Taxes
The Company computes its provision for income taxes for interim periods by applying an estimated annual effective tax rate to anticipated annual pretax income or loss. The estimated annual effective tax rate is applied to the Company’s year to date income or loss, and is adjusted for discrete items recorded in the period. The primary difference between the Company’s effective tax rate and the federal statutory rate is the full valuation allowance the Company has established on its federal, state and certain foreign net operating losses and credits. The Company recorded an income tax provision of $10.5 million for the three months ended March 31, 2023, and an income tax benefit of $2.9 million for the three months ended March 31, 2022.
The provision for income taxes recorded in the three months ended March 31, 2023, consists primarily of income taxes and withholding taxes, partially offset by an income tax benefit from the release of tax liabilities related to uncertain tax positions for which the statute of limitation had lapsed. The benefit for income taxes recorded in the three months ended March 31, 2022, consists primarily of an income tax benefit from the reversal of U.S. valuation allowance related to acquired intangible assets from business combinations, partially offset by income taxes and withholding taxes in foreign jurisdictions in which the Company conducts business.
The Company is subject to taxation in the U.S. and various other state and foreign jurisdictions. Because the Company has net operating loss carryforwards for U.S. federal and state jurisdictions, the statute of limitations is open for all tax years.

18. Related Party Transactions
In May 2022, the Company and Syniverse Corporation (“Syniverse”), an equity method investee, entered into a wholesale agreement, pursuant to which Syniverse will process, route and deliver application-to-person messages originating and/or terminating between the Company’s customers and mobile network operators. For the three months ended March 31, 2023, the value of the transactions that occurred between the Company and Syniverse were $33.5 million. These transactions were recorded as cost of revenue in the accompanying condensed consolidated statement of operations.

Special Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “can,” “will,” “would,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “forecasts,” “potential,” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:
•the impact of macroeconomic uncertainties and significant market volatility in the global economy on our customers, partners, employees and business;
•our future financial performance, including expectations regarding our revenue, cost of revenue, gross margin and operating expenses, our ability to generate positive cash flow and ability to achieve and sustain profitability, and the assumptions underlying such expectations;
•the benefits and efficiencies we expect to derive from recent workforce reductions and other cost-saving initiatives, including reducing our global office footprint;
•our business unit reorganization, including its expected costs and benefits, related accounting determinations and changes to our leadership structure;
•our expectations regarding our Data & Applications business, including increased investment and go-to-market focus to capture market share and increase revenue growth;
•our expectations regarding our Communications business, including anticipated efficiencies and strategy for streamlining the customer experience, including increased focus on self-service capabilities;
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
•our customers’ and other platform users’ violation of our policies or other misuse of our platform; and
•our ability to successfully integrate and realize the benefits of our past or future strategic acquisitions, divestitures or investments, and our expectations regarding the impact of the pending divestiture of our Internet of Things (“IoT”) business.
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

PART I - FINANCIAL INFORMATION
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2022. In addition to historical financial information, the following discussion contains forward-looking statements that are based upon current plans, expectations and beliefs that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under Part II, Item 1A, “Risk Factors” in this Quarterly Report on Form 10-Q.
Overview
We enable businesses of all sizes and across numerous industries to revolutionize how they engage their customers. Our leading customer engagement platform is comprised of a suite of flexible software and communications solutions that allow businesses to deliver seamless, trusted and engaging customer experiences at scale. In order to deliver the personalized experiences through digital communication channels that their customers have come to expect, businesses seek a comprehensive view of their customers across multiple digital touchpoints that reveals what their needs are and which communications methods they prefer. Our platform, which combines our highly customizable communications Application Programming Interfaces (“APIs”) with leading customer data management capabilities, allows businesses to break down data silos and build a comprehensive view of customers to create the exact solutions they need to engage their customers at every step of the customer journey through real-time, relevant, personalized communications over the customers’ preferred communication channels.
With our platform, businesses can personalize every transaction with real-time data, build lasting loyalty, reduce customer acquisition costs and increase customer lifetime value. Our customized software products are designed to address specific use cases, including our customer data platform, virtual contact centers, personalized yet scalable marketing campaigns and advanced account security systems. Our leading communications solutions, including our APIs, are highly customizable and enable developers to embed numerous forms of voice, messaging and email interactions into their customer-facing applications. Our platform is designed to support all of the most important ways people communicate through technology and our global infrastructure is capable of supporting virtually any business at scale.
In the three months ended March 31, 2023 and 2022, our revenue was $1.0 billion and $875.4 million, respectively, and our net loss was $342.1 million and $221.6 million, respectively. In the three months ended March 31, 2023 and 2022, our 10 largest Active Customer Accounts generated an aggregate of 10% and 11% of our total revenue, respectively.
Recent Developments
Business Unit Reorganization. In February 2023, we announced the reorganization of our business into two business units: Twilio Data & Applications and Twilio Communications (the “Reorganization”). In connection with the Reorganization, we appointed Elena Donio as President, Twilio Data & Applications, and Khozema Shipchandler as President, Twilio Communications, effective March 1, 2023. We also appointed Aidan Viggiano as our Chief Financial Officer, effective March 1, 2023.
We believe that this strategic realignment will enable us to better execute on the key priorities for each side of our business—accelerating growth for Data & Applications and driving efficiencies for Communications—while accounting for each business unit’s unique economic, customer and product needs. These two business units can execute against their respective financial goals with more focus and independence—but they are also highly complementary. Our Data & Applications business benefits from our underlying communications platform and our substantial active customer base. Our success in Data & Applications also drives more intelligence for our Communications products. Together, they address adjacent buyers and related problems that our customers have.
In connection with the Reorganization, we significantly changed the organizational structure of our business, including the way we will manage the business in the future. As such, in February 2023, we began making significant realignments to our internal processes and controls to build a financial reporting process within our enterprise reporting system that will enable consistent, comparable and reliable internal reporting on a business unit level. We expect to substantially complete our internal process realignments during 2023, which will enable us to provide segment level reporting.

Share Repurchase Program. In February 2023, our Board of Directors authorized a share repurchase program pursuant to which we may repurchase up to $1.0 billion in aggregate value of our Class A common stock. Repurchases under this program can be made through open market, private transactions or other means in compliance with applicable federal securities laws and could include repurchases pursuant to Rule 10b5-1 trading plans. We have a discretion in determining the conditions under which shares may be repurchased from time to time. The program is set to expire on December 31, 2024.
In the first quarter of 2023, we repurchased $125.0 million in aggregate value, or 1.9 million shares, of our Class A common stock under this program. Subsequent to March 31, 2023, we have repurchased additional shares of our Class A common stock for an aggregate purchase price of $125.0 million. Approximately $750.0 million of the originally authorized amount remains available for future repurchases.
Workforce Reduction Plan. In February 2023, we committed to a workforce restructuring plan (the “February 2023 Plan”) that eliminated approximately 17% of our workforce. The execution of the February 2023 Plan was substantially completed as of March 31, 2023. In the first quarter of 2023, we incurred total restructuring expenses of $121.9 million related to employee severances, benefits, vesting of equity awards and facilitation costs. We are expecting to record an estimated additional $20.0 million of restructuring expenses until the execution of the plan is completed in 2023. The actual remaining expenses may differ materially from our original estimates. Previously, in September 2022, we executed a similar workforce reduction plan (the “September 2022 Plan”) that was intended to reduce operating costs, improve operating margins and shift our selling capacity to accelerate software sales. For further details refer to Note 6 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Sabbatical Program. In February 2023, we announced that we will be sunsetting our employee sabbatical program that we introduced effective July 1, 2022. The sabbatical program was intended to provide our tenured employees with a paid leave of four consecutive weeks after every three years of service. Employees who had accumulated more than three years of service as of the program’s effective date became eligible for their benefit immediately. The discontinuation of this program and the reduction in force under our February 2023 Plan resulted in a $12.0 million cumulative one-time decrease to our accrued sabbatical liability in the first quarter of 2023. As of March 31, 2023, the remaining liability of $15.7 million related to the accumulated benefits for employees who remain eligible for this benefit until its expiration on December 31, 2023. As of December 31, 2022, the accrued sabbatical liability was $30.7 million.
Remote-First Company. In 2022, we announced our decision to become a remote-first company allowing our employees the flexibility to work remotely on a permanent basis. As part of our new operating strategy, we permanently closed several of our offices in 2022 and early 2023. In February 2023, we announced that we will be closing additional offices during 2023. These office closures resulted in an impairment of several long-lived assets, including our operating lease assets, leasehold improvements and property and equipment. In the first quarter of 2023, we recorded a total impairment loss of $21.8 million and we expect to record an estimated additional impairment of approximately $10 million to $20 million in 2023 as the exit activities are finalized in each location.
Impairment of Strategic Investment. In the first quarter of 2023, we recorded a $46.2 million, non-cash impairment charge associated with one of our investments from 2021 to reduce its carrying amount to fair value.
Divestiture of IoT Assets. In the first quarter of 2023, we signed an agreement to divest our Internet of Things assets and liabilities to a third party. In connection with this transaction, we recorded a $3.8 million loss on net assets held for sale and an additional $2.2 million in related expenses. We may realize an additional gain or loss on the transaction closing date that is expected in the second quarter of 2023, which amount is not expected to be material.
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
The following table summarizes our year-over-year revenue growth and Dollar-Based Net Expansion Rate for the three months ended March 31, 2023 and 2022, and the number of Active Customer Accounts as of March 31, 2023 and 2022.

	Three Months Ended
	March 31,
	2023	2022
Active Customer Accounts (as of end date of period)	300,000	268,000
Total Revenue (in thousands)	$1,006,564	$875,363
Total Revenue Growth	15%	48%
Dollar-Based Net Expansion Rate	106%	127%
Active Customer Accounts
We define an Active Customer Account at the end of any period as an individual account, as identified by a unique account identifier, for which we have recognized at least $5 of revenue in the last month of the period. A single organization may constitute multiple unique Active Customer Accounts if it has multiple account identifiers, each of which is treated as a separate Active Customer Account. Active Customer Accounts excludes customer accounts from Zipwhip, Inc.
We believe that the number of Active Customer Accounts is an important indicator of the growth of our business, the market acceptance of our platform and future revenue trends. We believe that use of our platform by customers at or above the $5 per month threshold is a stronger indicator of potential future engagement than trial usage of our platform or usage at levels below $5 per month. The number of Active Customer Accounts is rounded down to the nearest thousand. In the three months ended March 31, 2023 and 2022, revenue from Active Customer Accounts represented over 99% of total revenue in each period.
Dollar‑Based Net Expansion Rate
Our Dollar-Based Net Expansion Rate compares the total revenue from all Active Customer Accounts in a quarter to the same quarter in the prior year. To calculate the Dollar-Based Net Expansion Rate, we first identify the cohort of Active Customer Accounts that were Active Customer Accounts in the same quarter of the prior year. The Dollar-Based Net Expansion Rate is the quotient obtained by dividing the revenue generated from that cohort in a quarter, by the revenue generated from that same cohort in the corresponding quarter in the prior year. When we calculate Dollar-Based Net Expansion Rate for periods longer than one quarter, we use the average of the applicable quarterly Dollar-Based Net Expansion Rates for each of the quarters in such period. Revenue from acquisitions does not impact the Dollar-Based Net Expansion Rate calculation until the quarter following the one-year anniversary of the applicable acquisition, unless the acquisition closing date is the first day of a quarter. As a result, for the quarter ended March 31, 2023, our Dollar-Based Net Expansion Rate excludes the contributions from acquisitions made after January 1, 2022.
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
Revenue. We derive the majority of our revenue from usage‑based fees earned from our Twilio Communications products when customers access our cloud-based platform. Our usage‑based products primarily include offerings, such as Programmable Messaging, Programmable Voice, Twilio Verify and others. Some examples of the usage‑based fees that we charge include fees related to the number of text messages sent or received using our Programmable Messaging, minutes of call duration activity for our Programmable Voice and the number of authentications for Twilio Verify. In the three months ended March 31, 2023 and 2022, we generated 71% and 73% of our revenue, respectively, from usage‑based fees.
We earn monthly subscription-based fees from various of our Twilio Data & Applications products and solutions on our platform, such as our customer data platform Twilio Segment, our customer engagement solution Twilio Engage, our cloud contact center Twilio Flex; as well as certain of our Twilio Communications fee‑based products, such as our Email API. When our usage-based Twilio Communications products are embedded into our Twilio Data & Applications and other products, we charge for them separately on a usage basis.
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
As part of our expected shift to two operating segments in 2023, “Other” revenue, as described in Note 12 to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, will be allocated to our two business units—Twilio Data & Applications and Twilio Communications—and in such future periods each business unit will include revenue that was not included in such business unit in the current quarter or in prior periods. Upon finalizing the shift to two operating segments, prior periods presented for purposes of comparison will be recast accordingly.
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
General and Administrative. General and administrative expenses consist primarily of personnel costs for our accounting, finance, legal, human resources and administrative support personnel. General and administrative expenses also include costs related to business acquisitions and dispositions, legal and other professional services fees, certain taxes, depreciation and amortization, charitable contributions and an allocation of our general overhead expenses.
We expect that we will incur costs associated with supporting the growth of our business and to meet the increased compliance requirements associated with our operations. We may also incur higher than usual losses related to deterioration of quality of certain financial assets caused by macroeconomic conditions.
Restructuring Costs. Restructuring costs consist primarily of personnel costs, such as employee severance payments, benefits and certain facilitation costs, associated with our workforce reductions, which are described in Note 6 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. Restructuring costs also include stock-based compensation expense related to vesting of stock-based awards of the impacted employees.
Impairment of Long-Lived Assets. Impairment of long-lived assets consists primarily of impairment charges allocated to the carrying amount of certain operating right-of-use assets and the associated leasehold improvements and property and equipment when the carrying amounts exceed their respective fair values.
(Provision for) Benefit from Income Taxes
Our (provision for) benefit from income taxes consists primarily of income taxes and withholding taxes in foreign jurisdictions in which the Company conducts business.
The primary difference between our effective tax rate and the federal statutory rate relates to the valuation allowance the Company established on the federal, state and certain foreign net operating losses and credits.

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
Non‑GAAP Gross Profit and Non‑GAAP Gross Margin
For the periods presented, we define non‑GAAP gross profit and non‑GAAP gross margin as GAAP gross profit and GAAP gross margin, respectively, adjusted to exclude, as applicable, certain expenses as presented in the table below:

	Three Months Ended
	March 31,
	2023	2022
Reconciliation:	(In thousands)
GAAP gross profit	$490,690	$425,071
GAAP gross margin	49%	49%
Non-GAAP adjustments:
Stock-based compensation	5,290	4,521
Amortization of acquired intangibles	29,961	30,636
Payroll taxes related to stock-based compensation	195	—
Non-GAAP gross profit	$526,136	$460,228
Non-GAAP gross margin	52%	53%
Non‑GAAP Operating Expenses
For the periods presented, we define non‑GAAP operating expenses (including categories of operating expenses) as GAAP operating expenses (and categories of operating expenses) adjusted to exclude, as applicable, certain expenses as presented in the table below:

	Three Months Ended
	March 31,
	2023	2022
Reconciliation:	(In thousands)
GAAP operating expenses	$754,774	$642,879
Non-GAAP adjustments:
Stock-based compensation	(155,176)	(150,754)
Amortization of acquired intangibles	(20,813)	(20,830)
Acquisition and divestiture related expenses	(2,235)	(660)
Loss on net assets held for sale	(3,824)	—
Payroll taxes related to stock-based compensation	(5,052)	(11,218)
Charitable contribution	(1,599)	(4,232)
Restructuring costs	(121,942)	—
Impairment of long-lived assets	(21,784)	—
Non-GAAP operating expenses	$422,349	$455,185

Non‑GAAP Income (Loss) from Operations and Non‑GAAP Operating Margin
For the periods presented, we define non‑GAAP income (loss) from operations and non‑GAAP operating margin as GAAP income (loss) from operations and GAAP operating margin, respectively, adjusted to exclude, as applicable, certain expenses as presented in the table below:

	Three Months Ended
	March 31,
	2023	2022
Reconciliation:	(In thousands)
GAAP loss from operations	$(264,084)	$(217,808)
GAAP operating margin	(26)%	(25)%
Non-GAAP adjustments:
Stock-based compensation	160,466	155,275
Amortization of acquired intangibles	50,774	51,466
Acquisition and divestiture related expenses	2,235	660
Loss on net assets held for sale	3,824	—
Payroll taxes related to stock-based compensation	5,247	11,218
Charitable contribution	1,599	4,232
Restructuring costs	121,942	—
Impairment of long-lived assets	21,784	—
Non-GAAP income from operations	$103,787	$5,043
Non-GAAP operating margin	10%	1%

Results of Operations
The following table sets forth our results of operations for the periods presented. We have included results of operations for acquisitions closed after January 1, 2022, from the closing date of each such acquisition. The period-to-period comparison of our historical results are not indicative of the results that may be expected in the future.

	Three Months Ended
	March 31,
	2023	2022
Condensed Consolidated Statements of Operations Data:	(In thousands, except share and per share amounts)
Revenue	$1,006,564	$875,363
Cost of revenue (1) (2)	515,874	450,292
Gross profit	490,690	425,071
Operating expenses:
Research and development (1) (2)	238,595	240,611
Sales and marketing (1) (2)	259,885	287,906
General and administrative (1) (2)	112,568	114,362
Restructuring costs (1)	121,942	—
Impairment of long-lived assets	21,784	—
Total operating expenses	754,774	642,879
Loss from operations	(264,084)	(217,808)
Other expenses, net:
Share of losses from equity method investment	(30,419)	—
Impairment of strategic investments	(46,154)	—
Other income (expenses), net	8,985	(6,677)
Total other expenses, net	(67,588)	(6,677)
Loss before (provision for) benefit from income taxes	(331,672)	(224,485)
(Provision for) benefit from income taxes	(10,467)	2,858
Net loss attributable to common stockholders	$(342,139)	$(221,627)
Net loss per share attributable to common stockholders, basic and diluted	$(1.84)	$(1.23)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	186,403,349	180,898,713
__________________________________
(1) Includes stock-based compensation expense as follows:

	Three Months Ended
	March 31,
	2023	2022
	(In thousands)
Cost of revenue	$5,290	$4,521
Research and development	78,093	79,369
Sales and marketing	48,129	47,586
General and administrative	28,954	23,799
Restructuring costs	10,333	—
Total	$170,799	$155,275

____________________________________
(2) Includes amortization of acquired intangibles as follows:

	Three Months Ended
	March 31,
	2023	2022
	(In thousands)
Cost of revenue	$29,961	$30,636
Research and development	420	420
Sales and marketing	20,393	20,403
General and administrative	—	7
Total	$50,774	$51,466
The following table sets forth our results of operations for each of the periods presented as a percentage of our total revenue:

	Three Months Ended
	March 31,
	2023	2022
Condensed Consolidated Statements of Operations, as a percentage of revenue: **
Revenue	100%	100%
Cost of revenue	51	51
Gross profit	49	49
Operating expenses:
Research and development	24	27
Sales and marketing	26	33
General and administrative	11	13
Restructuring costs	12	—
Impairment of long-lived assets	2	—
Total operating expenses	75	73
Loss from operations	(26)	(25)
Other expenses, net
Share of losses from equity method investment	(3)	—
Impairment of strategic investments	(5)	—
Other income (expenses), net	1	(1)
Total other expenses, net	(7)	(1)
Loss before (provision for) benefit from income taxes	(33)	(26)
(Provision for) benefit from income taxes	(1)	*
Net loss attributable to common stockholders	(34%)	(25%)

____________________________________
* Less than 0.5% of revenue.
** Columns may not add up to 100% due to rounding.

Comparison of the Three Months Ended March 31, 2023 and 2022
Revenue

	Three Months Ended
	March 31,
	2023	2022	Change
	(Dollars in thousands)
Total revenue	$1,006,564	$875,363	$131,201	15%
In the three months ended March 31, 2023, total revenue increased by $131.2 million, or 15%, compared to the same period last year. This increase was attributable to an increase in the usage of our products by our existing customers as reflected in our Dollar‑Based Net Expansion Rate of 106%, as well as a 12% increase in the number of Active Customer Accounts, from over 268,000 as of March 31, 2022, to over 300,000 as of March 31, 2023. This growth in usage and Active Customer Accounts helped to drive a $103.9 million increase in Communications revenue and a $19.1 million increase in Data & Applications revenue during the three months ended March 31, 2023 compared to the same period last year.
In the three months ended March 31, 2023, U.S. revenue and international revenue represented $662.1 million or 66%, and $344.5 million, or 34%, respectively, of total revenue. In the three months ended March 31, 2022, U.S. revenue and international revenue represented $570.4 million, or 65%, and $305.0 million, or 35%, respectively, of total revenue. The increases in revenue in each geographical area were attributable to the growth in usage of our products by our existing customers and Active Customer Accounts as described above.
Cost of Revenue and Gross Margin

	Three Months Ended
	March 31,
	2023	2022	Change
	(Dollars in thousands)
Cost of revenue	$515,874	$450,292	$65,582	15%
Gross margin	49%	49%
In the three months ended March 31, 2023, cost of revenue increased by $65.6 million, or 15%, compared to the same period last year. The increase in cost of revenue was primarily attributable to a $58.4 million increase in network service providers’ costs, which support the growth in usage of our products driven by the growth in Active Customer Accounts and the increase in usage of our products by existing customers as described above.

Operating Expenses

	Three Months Ended
	March 31,
	2023	2022	Change
	(Dollars in thousands)
Research and development	$238,595	$240,611	$(2,016)	(1)%
Sales and marketing	259,885	287,906	(28,021)	(10)%
General and administrative	112,568	114,362	(1,794)	(2)%
Restructuring costs	121,942	—	121,942	100%
Impairment of long-lived assets	21,784	—	21,784	100%
Total operating expenses	$754,774	$642,879	$111,895	17%
In the three months ended March 31, 2023, research and development expenses decreased by $2.0 million, or 1%, compared to the same period last year. The decrease was attributable to our efforts to manage our cost structure, including the restructuring of our workforce in September 2022 and February 2023, and sunsetting of the employee sabbatical program in the three months ended March 31, 2023. As a result, total personnel costs decreased by $5.5 million, despite a 4% average increase in research and development headcount. This decrease was partially offset by increases in other operating expense categories that were not significant either individually or in the aggregate.
In the three months ended March 31, 2023, sales and marketing expenses decreased by $28.0 million, or 10%, compared to the same period last year. The decrease was attributable to our efforts to manage our cost structure, including the restructuring of our workforce in September 2022 and February 2023, and sunsetting of the employee sabbatical program in the three months ended March 31, 2023. As a results, total personnel costs decreased by $18.5 million, driven by a 12% average decrease in sales and marketing headcount. The lower sales and marketing expenses were also due to a $4.3 million decrease in advertising expenses and a $2.7 million decrease in expenses related to corporate events.
In the three months ended March 31, 2023, general and administrative expenses decreased by $1.8 million, or 2%, compared to the same period last year. The decrease was attributable to our efforts to manage our cost structure, including the restructuring of our workforce in September 2022 and February 2023, and sunsetting of the employee sabbatical program in the three months ended March 31, 2023. As a result, total personnel costs decreased by $3.6 million, driven by a 23% average decrease in general and administrative headcount. This decrease was partially offset by increases in other operating expense categories that were not significant either individually or in the aggregate.
In the three months ended March 31, 2023, we incurred $121.9 million in restructuring costs primarily as a result of our February 2023 Plan. For further detail refer to Note 6 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
In the three months ended March 31, 2023, we incurred $21.8 million in impairment charges related to certain of our operating lease assets and other long-lived assets as a result of our permanent office closure announcements in 2022 and in the first quarter of 2023. For further detail refer to Note 5 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Liquidity and Capital Resources
As of March 31, 2023, we had cash and cash equivalents of $634.8 million and short-term marketable securities of $3.3 billion. In any given period, cash and cash equivalents may consist of money market funds, reverse repurchase agreements and commercial paper. Short-term marketable securities consist primarily of U.S. treasury securities, non-U.S. government securities, high credit quality corporate debt securities and commercial paper. The cash and cash equivalents and short-term marketable securities are held for working capital purposes.
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

Our primary uses of cash include operating costs, such as personnel-related costs, network service provider costs, cloud infrastructure costs, facility-related spending, as well as, from time to time, acquisitions, investments and share repurchases. Our principal contractual and other commitments consist of obligations under our 2029 Notes and 2031 Notes, our operating leases for office space that we occupy, sublease or hold to sublease, and contractual commitments to our cloud infrastructure and network service providers. Refer to Note 11 and Note 13(a) to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for discussions of our obligations and commitments related to leases, debt and other purchase obligations.
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
Share Repurchase Program
In February 2023, our Board of Directors authorized a share repurchase program pursuant to which we may repurchase up to $1.0 billion in aggregate value of our Class A common stock. Repurchases under the program will be made through open market, private transactions or other means in compliance with applicable federal securities laws, and could include repurchases pursuant to Rule 10b5-1 trading plans. We have a discretion in determining the conditions under which shares may be repurchased from time to time. The program is set to expire on December 31, 2024.
In the first quarter of 2023, we purchased $125.0 million in aggregate value, or 1.9 million shares, of our Class A common stock on the open market under this program. Subsequent to March 31, 2023, we have repurchased additional shares of our Class A common stock for an aggregate purchase price of $125.0 million. Approximately $750.0 million of the originally authorized amount remains available for future repurchases.
2029 Notes and 2031 Notes
In March 2021, we issued and sold $1.0 billion aggregate principal amount of senior notes, consisting of $500.0 million principal amount of 3.625% notes due 2029 (the “2029 Notes”) and $500.0 million principal amount of 3.875% notes due 2031 (the “2031 Notes,” and together with the 2029 Notes, the “Notes”). The Notes are described in detail in Note 13 to our Annual Report on Form 10-K filed with the SEC on February 27, 2023.

Cash Flows
The following table summarizes our cash flows:

	Three Months Ended
	March 31,
	2023	2022
	(In thousands)
Cash used in operating activities	$(97,866)	$(17,575)
Cash provided by investing activities	202,465	150,967
Cash (used in) provided by financing activities	(121,538)	4,107
Effect of exchange rate changes on cash, cash equivalents and restricted cash	39	27
Net (decrease) increase in cash, cash equivalents and restricted cash	$(16,900)	$137,526
Cash Flows from Operating Activities
In the three months ended March 31, 2023, cash used in operating activities consisted primarily of our net loss of $342.1 million adjusted for non-cash items, including $170.8 million of stock-based compensation expense which included the impact of our February 2023 Plan, $71.4 million of depreciation and amortization expense, $21.8 million of impairment of operating lease assets and other long-lived assets, $8.6 million of non-cash reduction in our operating right-of-use asset, $17.9 million amortization of deferred commissions, $30.4 million of our share of losses from an equity method investment, $46.2 million of impairment of an investment that we acquired in 2021, and $143.2 million of cumulative changes in operating assets and liabilities. With respect to changes in operating assets and liabilities, accounts receivable and prepaid expenses increased $86.7 million primarily due to revenue growth, timing of cash receipts and pre-payments and certain operating expenses. Accounts payable and other current liabilities increased $19.1 million primarily driven by a $33.2 million increase in the restructuring liabilities that was offset by a $15.0 million decrease in the sabbatical benefit accrual as a result of lower headcount and sunsetting of the program. Operating lease liabilities decreased $13.7 million due to payments made against our operating lease obligations. Other long-term assets increased $21.5 million primarily due to an increase in the sales commissions balances related to the growth of our business. The impairment of operating lease assets and other long lived assets and the details of the February 2023 Plan are described further in Note 5 and Note 6, respectively, to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
In the three months ended March 31, 2022, cash used in operating activities consisted primarily of our net loss of $221.6 million adjusted for non-cash items, including $155.3 million of stock-based compensation expense, $68.1 million of depreciation and amortization expense, $12.4 million of non-cash reduction to our operating right-of-use asset, $12.6 million amortization of deferred commissions and $60.7 million of cumulative changes in operating assets and liabilities. With respect to changes in operating assets and liabilities, accounts receivable and prepaid expenses increased $33.8 million primarily due to revenue growth, the timing of cash receipts and pre-payments for cloud infrastructure fees and certain operating expenses. Accounts payable and other current liabilities increased $19.4 million primarily due to increases in transaction volumes. Operating lease liability decreased $13.1 million due to payments made against our operating lease obligations. Other long-term assets increased $27.4 million primarily due to an increase in the sales commissions balances related to the growth of our business.
Cash Flows from Investing Activities
In the three months ended March 31, 2023, cash provided by investing activities was $202.5 million primarily consisting of $219.1 million of proceeds from sales and maturities of marketable securities, net of purchases of marketable securities and other investments; $9.9 million related to capitalized software development costs and $6.8 million related to purchases of long-lived assets.
In the three months ended March 31, 2022, cash provided by investing activities was $151.0 million primarily consisting of $195.9 million of proceeds from sales and maturities of marketable securities, net of purchases of marketable securities and other investments, offset by $27.7 million of net cash paid to acquire other businesses, $10.3 million related to capitalized software development costs and $7.0 million related to purchases of long-lived assets.

Cash Flows from Financing Activities
In the three months ended March 31, 2023, cash used in financing activities was $121.5 million primarily consisting of $115.0 million of cash paid to repurchase 1.9 million shares of our Class A common stock in the open market, including related costs, and $7.4 million in principal payments on debt and finance leases, offset by $3.3 million in proceeds from stock options exercised by our employees and shares issued under our employee stock purchase plan.
In the three months ended March 31, 2022, cash provided by financing activities was $4.1 million primarily consisting of $11.7 million in proceeds from stock options exercised by our employees, offset by $6.5 million in principal payments on debt and finance leases.
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
There have been no changes to our critical accounting policies as described in our Annual Report on Form 10-K filed with the SEC on February 27, 2023, other than the addition of a policy related to our share repurchase program as described in Note 2 to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Recent Accounting Pronouncements Not Yet Adopted
Refer to Note 2 to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for a discussion of recent accounting pronouncements not yet adopted.
Available Information
Our filings are available to be viewed and downloaded free of charge through our investor relations website after we file them with the SEC. Our filings include our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, our Proxy Statement for our annual meeting of stockholders, Current Reports on Form 8-K and other filings with the SEC. Our investor relations website is located at http://investors.twilio.com. The SEC also maintains a website that contains periodic and current reports, proxy statements and other information about issuers, like us, that file electronically with the SEC. The address of that website is www.sec.gov.
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
Interest Rate Risk
We had cash and cash equivalents of $634.8 million and marketable securities of $3.3 billion as of March 31, 2023. In any given period, cash and cash equivalents may consist of bank deposits, money market funds, reverse repurchase agreements and commercial paper. Marketable securities consist primarily of U.S. treasury securities, non-U.S. government securities and high credit quality corporate debt securities. The cash and cash equivalents and marketable securities are held for working capital purposes. Such interest‑earning instruments carry a degree of interest rate risk. To date, fluctuations in interest income have not been significant. The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. In March 2021, we issued $1.0 billion aggregate principal amount of our 2029 Notes and 2031 Notes carrying fixed interest rates of 3.625% and 3.875%, respectively. Due to the short‑term nature of our investments and fixed rate nature of our debt, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. A hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
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
The majority of our subsidiaries remeasure monetary assets and liabilities at period-end exchange rates, while non-monetary items are remeasured at historical rates. Revenue and expense accounts are remeasured at the average exchange rate in effect during the month in which a transaction occurs. If there is a change in foreign currency exchange rates, the conversion of our foreign subsidiaries’ financial statements into U.S. dollars would result in a realized gain or loss which is recorded in our consolidated statements of operations included elsewhere in this Quarterly Report on Form 10-Q.
We enter into foreign currency derivative hedging transactions to mitigate our exposure to market risks that may result from changes in foreign currency exchange rates. For further information, refer to Note 8 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
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
Based on this evaluation, our Chief Executive Officer and our Principal Financial Officer concluded that, as of March 31, 2023, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

(b)    Changes in Internal Control
There were no changes in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended March 31, 2023, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART II
Item 1. Legal Proceedings
Refer to Note 13(b) to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for a description of our current material legal proceedings.
Item 1A. Risk Factors
Investing in our Class A common stock involves a high degree of risk. A description of the risks and uncertainties associated with our business is set forth below. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Quarterly Report on Form 10-Q, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our condensed consolidated financial statements and related notes, before making a decision to invest in our Class A common stock. The risks and uncertainties described below may not be the only ones we face. If any of the risks actually occur, our business, results of operations and financial condition could be adversely affected. In that event, the market price of our Class A common stock could decline, and you could lose part or all of your investment.
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
Global economic and business activities continue to face widespread macroeconomic uncertainties, including changes in the labor market and supply chain disruptions, inflation and monetary supply shifts, volatility in the banking and financial services sectors, and recession risks, which may continue for an extended period. Additionally, the instability in the geopolitical environment in many parts of the world, including from the war in Ukraine, may continue to put pressure on and lead to uncertain economic conditions. These macroeconomic conditions have resulted in, and may continue to result in, decreased business spending by our current and prospective customers and business partners, reduced demand for our products, lower renewal rates by our customers, longer or delayed sales cycles, including current and prospective customers delaying contract signing or contract renewals, reduced budgets or minimum commitments related to the products that we offer, or delays in customer payments or our ability to collect accounts receivable, all of which could have an adverse impact on our business, results of operations and financial condition.

The current macroeconomic environment has constrained the budgets and financial resources of some of our current and prospective customers, which has caused the impacted current and prospective customers to become more budget-conscious, to delay and/or reduce spending. Given that a majority of our revenue is usage-based and impacted by general consumer sentiment and activity, our business may be more immediately and severely impacted by adverse macroeconomic conditions than those that rely primarily on software-as-a-service (“SaaS”) subscription revenue. The current macroeconomic environment has caused certain customers without long-term contracts with us to reduce or terminate their usage of our products without notice or termination changes, which has negatively impacted, and may in the future negatively impact, Communications revenue. Similarly, the current macroeconomic environment has caused certain customers to renegotiate existing contracts on less advantageous terms to us than those currently in place, default on payments due on existing contracts, or fail to renew at the end of their current contract term, which has had a negative impact on our Data & Applications revenue. A prolonged economic slowdown could exacerbate these negative effects on revenue and revenue growth in both our Communications and Data & Applications business units Additionally, when customers fail to pay us or reduce their spending with us, we may be adversely affected by an inability to collect amounts due, the costs of enforcing the terms of our contracts, including through litigation, and/or a reduction in revenue. For example, in February 2023, one of our customers, Oi SA, a Brazilian telecom company, initiated reorganization proceedings in a Brazilian bankruptcy court as well as a secondary proceeding under Chapter 15 in the United States and exposed us to risks on collections of pre-petition receivables and ongoing revenue.

Many of our customers are in industries that have been negatively impacted by recent macroeconomic conditions, including customers in social media, cryptocurrencies, retail and e-commerce, consumer packaged goods, direct-to-consumer and other industries dependent on consumer spending, and the concentration of our customer base within these industries could exacerbate the effects of weakening macroeconomic conditions on our business. For example, we have generally experienced, and expect to continue to experience, longer sales cycles when engaging with current and potential customers in industries negatively impacted by macroeconomic conditions. Our products are also utilized by many small and medium-sized businesses, which have been, and may continue to be, adversely affected by the current economic downturn to a greater extent than larger enterprises with greater financial resources. To the extent that the effects of the current macroeconomic environment continue to adversely affect our business and the businesses of our current and prospective customers, our results of operations and financial condition may continue to be harmed and, many of the other risks described in this “Risk Factors” section will be exacerbated.
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
Our quarterly and annual results of operations, including our revenue, cost of revenue, gross margin and operating expenses, have fluctuated in the past and may continue to do so in the future due to a variety of factors, many of which are outside of our control. These fluctuations and the related impacts to any earnings guidance we may issue from time to time could cause the price of our Class A common stock to change significantly or experience declines. In addition to the other risks described in this “Risk Factors” section, some of the factors that may result in fluctuations to our results of operations include:
•fluctuations in demand for, pricing of, or usage of, our products, including due to the effects of global macroeconomic conditions, competition, and differing levels of demand for our products based on changing customer priorities, resources, financial conditions and economic outlook;
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
•expenses in connection with mergers, acquisitions, dispositions, or other strategic transactions;
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
As we announced in February 2023, in the first quarter of 2023, we reorganized our business into two business units – Twilio Communications and Twilio Data & Applications – to enable us to develop the organization and systems to successfully operate a multi-product business and to better align our sales resources with customer and market opportunities. In addition, as the business units were created based on how management views and evaluates our business, we also expect to change our operating and reporting segment structure from one reportable segment to two reportable segments in 2023, and we expect to revise our prior period presentation to conform to the new segments.
We expect that our business unit reorganization and changes in our segment reporting structure will require significant expenditures and allocation of valuable management resources and may place significant demands on our operational and financial infrastructure. This could lead to a number of risks, including: actual or perceived disruption of service or reduction in service standards to our customers; the failure to preserve adequate internal controls as we reorganize our general and administrative functions, including our information technology and financial reporting infrastructure; the failure to preserve partnership, sales and other important relationships and to resolve conflicts that may arise; loss of sales as we eliminate certain sales positions, reorganize our sales teams into business units, and focus on leveraging our self-service capabilities; failure to develop effective cross-selling motions between the businesses; failure of the business units to drive efficiencies and leverage; diversion of management attention from ongoing business activities and core business objectives in order to manage operational changes; failure to achieve our timing expectations regarding our transition from one reportable segment to two reportable segments; and the failure to maintain our corporate culture, employee morale and productivity, and to retain highly skilled employees due to reductions in our workforce and changes in leadership structure. Because of these and other factors, we cannot predict whether we will realize the purpose and anticipated benefits of Reorganization and segment reporting changes, and if we do not, our business, results of operations and financial condition could be adversely affected.

There is no guarantee that investors, analysts or the market will understand or favorably view the changes we make to our financial reporting or that any such changes will have the desired effect. Failure of investors or analysts to understand our revised segment reporting structure may negatively affect their ability to understand our business and operating results, which could adversely affect our stock price. In addition, we test for goodwill impairment at the reporting unit level and consider the difference between the fair value of a reporting unit and its carrying value when determining whether any impairment exists. There can be no assurance that the change to our segment reporting structure will not result in impairment charges in future periods, which could harm our operating results.
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
Although we cannot provide any assurance that our business will continue to grow at the same rate or at all in the future, we have experienced substantial growth in our business and operations in recent years, which has placed, and may continue to place, significant demands on our management and our operational and financial resources, especially as we continue to focus on improving our operating efficiency. Although we committed to workforce reduction plans in September 2022 and February 2023 to reduce operating costs, improve operating margins and accelerate profitability, we may experience employee growth in the future. We have also experienced significant growth in the number of customers, usage and amount of data that our platform and associated infrastructure support. As a result of this growth, our organizational structure is becoming more complex as we improve our operational, financial and management controls as well as our reporting systems and procedures. The expansion of our systems and infrastructure, as well as the changes arising from the Reorganization, will require us to commit substantial financial, operational, and technical resources. Our revenue may not increase as a result of our investments in these areas and, if revenue does increase, it may not increase enough to offset these investments, or it may take several periods before we begin to see the benefits of these investments. If we are unable to adequately manage our growth and other business changes in a manner that preserves the key aspects of our corporate culture, including as a result of our recent reductions in force and the Reorganization, the quality and performance of our products may suffer, which could negatively affect our brand, reputation and ability to retain and attract customers and employees. Finally, if we are unable to maintain reliable service levels for our customers or if the level of efficiency in our organization suffers as we grow and transform our operating model, then our business, results of operations and financial condition could be adversely affected.
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
We have incurred net losses in each year since our inception, including net losses of $342.1 million, $1.3 billion and $949.9 million in the three months ended March 31, 2023 and the years ended December 31, 2022 and 2021, respectively. We had an accumulated deficit of $3.8 billion as of March 31, 2023. We will need to generate and sustain increased revenue levels, and manage our operating expenses, in future periods to become profitable and, even if we do, we may not be able to maintain or increase our level of profitability. We expect to continue to expend substantial financial and other resources on, among other things: investments in our engineering team; improvements in security and data protection; the development of new products, features and functionality and enhancements to our platform; sales and marketing, including the continued expansion of our direct sales organization and marketing programs, especially for enterprises, organizations outside of the United States, and programs directed at increasing our brand awareness among developers, as well expansion of our self-service capabilities; expansion of our operations and infrastructure, both domestically and internationally; and general administration, including legal, accounting and other expenses related to being a public company. Our efforts to grow our business may be more costly than we expect, and we may not be able to increase our revenue enough to offset our increased operating expenses. We may incur significant losses in the future for a number of reasons, including the other risks described herein, and unforeseen expenses, difficulties, complications and delays and other unknown events. If we are unable to achieve and sustain profitability, or if we incur significant losses, the value of our business and Class A common stock may significantly decrease.
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
Further, we believe that a critical contributor to our success and our ability to attract, recruit, hire and retain highly skilled personnel has been our corporate culture. As we grow and experience organizational changes, including as a result of the reductions in force and the Reorganization, we may find it difficult to maintain important aspects of our corporate culture. While we are taking steps to develop a more inclusive and diverse workforce, there is no guarantee that we will be able to do so. Our inability to preserve our culture, or to reshape our culture, as we grow and transform our operating model could limit our ability to innovate and could negatively affect our ability to retain and recruit personnel, continue to perform at current levels or execute on our business strategy, any one of which could adversely affect our business, results of operations and financial condition.
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
We are continuing to expand our international operations to increase our revenue from customers outside of the United States as part of our growth strategy. In the three months ended March 31, 2023 and the year ended December 31, 2022, we derived 34% of our revenue from customer accounts located outside the United States. The future success of our business will depend, in part, on our ability to expand our customer base worldwide. Operating in international markets requires significant resources and management attention and will subject us to regulatory, economic and political risks in addition to those we already face in the United States.
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
In the three months ended March 31, 2023 and the years ended December 31, 2022 and 2021, our 10 largest Active Customer Accounts generated an aggregate of 10%, 12% and 11% of our revenue, respectively. If any of these customers, or other large customers do not continue to use our products, use fewer of our products, or use our products in a more limited capacity, or not at all, our business, results of operations and financial condition could be adversely affected. Additionally, the usage of our products by customers that do not have long-term contracts with us may change between periods. Those with no long-term contract with us may reduce or fully terminate their usage of our products at any time without notice, penalty or termination charges, which may adversely impact our results of operations.
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

From time to time we may also divest or stop investing in certain businesses or products. For example, in the first quarter of 2023, we signed an agreement to divest our Internet of Things assets and liabilities to a third party. The sale of a business or product may require us to restructure operations and/or terminate employees, and could expose us to unanticipated ongoing obligations and liabilities, including as a result of our indemnification obligations. Additionally, such transactions could disrupt our customer, supplier and/or employee relationships and divert management and our employees’ time and attention. During the pendency of a divestiture, we may be subject to risks related to a decline in the business, loss of employees, customers, or suppliers, and that the transaction may not close, which could have an adverse effect on the business to be divested and on us. Additionally, we may experience harm to our financial results, including loss of revenue, and we may not realize the expected benefits and cost savings of these actions and our operating results may be adversely impacted.
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
The CCPA imposes obligations on businesses to which it applies. These obligations include, but are not limited to, providing specific disclosures in privacy notices and affording California residents certain rights related to their personal information. The CCPA allows for statutory fines for noncompliance. In addition, the California Privacy Rights Act of 2020 (“CPRA”), which became enforceable as of January 1, 2023, expanded the CCPA protections for consumers and employees. Similar laws have been enacted or been proposed at the state and federal levels. For example, Connecticut, Utah, Virginia and Colorado have each passed laws similar to but different from the CCPA and CPRA that have taken or will take effect in 2023, and Iowa has passed such a law that will take effect in 2025. If we become subject to new privacy, data protection and data security laws, the risk of enforcement action against us could increase because we may become subject to additional obligations, and the number of individuals or entities that can initiate actions against us may increase, including individuals, via a private right of action, and state actors.
Outside the United States, an increasing number of laws, regulations, and industry standards apply to privacy, data protection and data security. For example, the GDPR, the United Kingdom’s Data Protection Act 2018 (“UK GDPR”) and the Swiss Federal Act on Data Protection impose strict requirements for processing the personal information of individuals protected by the legislation, whether their data is processed within or outside the European Economic Area (“EEA”), the United Kingdom (“UK”) and Switzerland, respectively (such jurisdictions, collectively, “Europe”). For example, the GDPR imposes significant requirements regarding the processing of individuals’ personal information, including in relation to transparency, lawfulness of processing, individuals’ privacy rights, compliant contracting, data minimization, data breach notification, data re-usage, data retention, security of processing and international data transfers. Under the GDPR and UK GDPR, government regulators may impose temporary or definitive bans on data processing or data transfers, require a company to delete data, as well as impose significant fines, potentially ranging up to 20 million Euros under the GDPR, 17.5 million GBP under the UK GDPR, or 4% of a company’s worldwide revenue, whichever is higher. Further, individuals may initiate compensation claims or litigation related to our processing of their personal information. Other privacy laws in Europe impose strict requirements around marketing communications and the deployment of cookies on users’ devices. As another example, Brazil’s General Data Protection Law (Lei Geral de Proteção de Dados Pessoais, or “LGPD”) (Law No. 13,709/2018) may apply to our operations. The LGPD broadly regulates processing of personal information of individuals in Brazil and imposes compliance obligations and penalties comparable to those of the GDPR.

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
Similarly, with our registration as an interconnected VoIP provider for certain products with the Federal Communications Commission (“FCC”), we also must comply with privacy laws associated with customer proprietary network information rules in the United States. If we fail or are perceived to have failed to maintain compliance with these requirements, we could be subject to regulatory audits, civil and criminal penalties, fines and breach of contract claims, as well as reputational damage, which could impact the willingness of customers to do business with us.
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
As a cumulative example of these risks, because our primary data processing facilities are in the United States, we have experienced hesitancy, reluctance, or refusal by European or multinational customers to continue to use our services due to the potential risks posed as a result of the Court of Justice’s July 2020 ruling in the “Schrems II” case, as well as related guidance from regulators. For example, absent appropriate safeguards or other circumstances, the GDPR and laws in Switzerland and the UK generally restrict the transfer of personal information to countries outside of the EEA, Switzerland and the UK such as the United States, that the European Commission does not consider as providing an adequate level of privacy, data protection and data security. On March 25, 2022, the United States and EU announced an “agreement in principle” to replace the EU-U.S. Privacy Shield transfer framework with the Trans-Atlantic Data Privacy Framework. Progress has since been made towards the establishment of this as a valid transfer mechanism with President Biden’s issuance of the Executive Order Enhancing Safeguards for United States Signals Intelligence Activity in October 2022. Additionally, on December 13, 2022, the European Commission published a draft adequacy decision on the level of protection of personal data under the EU-U.S. Data Privacy Framework and on February 28, 2023, the European Data Protection Board adopted its opinion on the draft adequacy decision on the level of protection of personal data under the EU-U.S. Data Privacy Framework, but this framework has not yet been established. If we cannot implement and maintain a valid mechanism for cross-border data transfers, we and our customers may face increased exposure to regulatory actions, substantial fines, and injunctions against processing or transferring personal information from Europe or elsewhere. The inability to import personal information to the United States could significantly and negatively impact our business operations; limit our ability to collaborate with parties that are subject to data privacy and security laws; or require us to increase our personal information processing capabilities in Europe and/or elsewhere at significant expense. In addition, outside of Europe, other jurisdictions have proposed and enacted laws relating to cross-border data transfer or requiring personal information, or certain subcategories of personal information, to be stored in the jurisdiction of origin. If we are unable to increase our data processing capabilities and storage in Europe and other countries to limit or eliminate the need for data transfers out of Europe and other applicable countries quickly enough, and other valid solutions for personal information transfers to the United States or other countries are not available or are difficult to implement in the interim, we will likely face continuing reluctance from European and multinational customers to use our services and increased exposure to regulatory actions, substantial fines and injunctions against processing or transferring personal information across borders.
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
As a provider of communications products, we are subject to existing or potential FCC regulations relating to privacy, telecommunications, consumer protection and other requirements. In addition, the extension of telecommunications regulations to our non-interconnected VoIP services could result in additional federal and state regulatory obligations and taxes. We are also in discussions with certain jurisdictions regarding potential sales and other taxes for prior periods that we may owe. In the event any of these jurisdictions disagree with management’s assumptions and analysis, the assessment of our tax exposure could differ materially from management's current estimates, which may increase our costs of doing business and negatively affect the prices our customers pay for our services. If we do not comply with FCC rules and regulations, we could be subject to FCC enforcement actions, fines, loss of licenses and possibly restrictions on our ability to operate or offer certain of our products. For example, on January 25, 2023, we received a “cease-and-desist” letter from the FCC related to reported fraudulent traffic on our messaging platform. We subsequently removed the identified traffic. In response to written questions from the FCC, we provided to the agency a follow-up letter on February 10, 2023 detailing our fraud mitigation practices and various improvements being carried out to reduce future risks. There has been no further communication from the agency on this matter. Any enforcement action by the FCC, which may be a public process, would hurt our reputation in the industry, could erode customer trust, possibly impair our ability to sell our VoIP and other telecommunications products to customers and could adversely affect our business, results of operations and financial condition.
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
Moreover, certain customers may use our platform to transmit unauthorized, offensive or illegal messages, calls, spam, phishing scams, and website links to harmful applications, reproduce and distribute copyrighted material or the trademarks of others without permission, and report inaccurate or fraudulent data or information. These issues also arise with respect to a portion of those users who use our platform on a free trial basis or upon initial use. These actions are in violation of our policies, in particular, our Acceptable Use Policy. For example, on January 25, 2023, we received a cease-and-desist letter from the FCC alleging that we were transmitting illegal robocall traffic that originated from an independent software vendor customer and their end user customer. In response, we have suspended the customers’ accounts and we provided to the FCC a follow-up letter on February 10, 2023 detailing our fraud mitigation practices and various improvements being carried out to reduce future risks. There has been no further communication from the agency on this matter. Failure to respond appropriately to the FCC’s allegations could allow domestic carriers to begin blocking all voice traffic transmitting from our network. However, our efforts to defeat spamming attacks, illegal robocalls and other fraudulent activity will not prevent all such attacks and activity. Such use of our platform could damage our reputation and we could face claims for damages, regulatory enforcement, copyright or trademark infringement, defamation, negligence, or fraud. Furthermore, enacting more stringent controls on our customers’ use of our platform to combat such violations of our Acceptable Use Policy could increase friction for our legitimate customers and decrease their use of our platform.
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
As of March 31, 2023, we had $1.0 billion of indebtedness outstanding (excluding intercompany indebtedness). Our indebtedness may:
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
If our cash flows and capital resources are insufficient to fund our debt service obligations, we could face substantial liquidity problems and may be forced to reduce or delay investments and capital expenditures. We may be forced to sell assets, seek additional capital, or restructure or refinance our indebtedness, including the Notes. Our ability to restructure or refinance our debt will depend on, among other things, the condition of capital markets and our financial condition at such time. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. The terms of existing or future debt instruments and the indenture that governs the Notes may restrict us from adopting some of these alternatives. In addition, any failure to make payments of interest and principal on our outstanding indebtedness on a timely basis would likely result in a reduction of our credit rating, which could harm our ability to incur additional indebtedness and our financial condition. In the absence of such cash flows and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations.
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
We review our intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. As of March 31, 2023, we carried a net $6.1 billion of goodwill and intangible assets. An adverse change in market conditions or significant changes in accounting conclusions, particularly if such changes have the effect of changing one of our critical assumptions or estimates, could result in a change to the estimation of fair value that could result in an impairment charge to our goodwill or intangible assets. Any such charges may adversely affect our results of operations.
In connection with the expected shift from one operating segment to two operating segments in 2023, we will also shift into a multiple reporting unit structure. Once this occurs and we are able to allocate goodwill to each reporting unit, we will perform an impairment assessment for each new reporting unit, which may result in a goodwill and other asset impairment charges that could be material.
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

We are in discussions with certain jurisdictions regarding potential sales and other indirect taxes for prior periods that we may owe. If any of these jurisdictions disagree with management's assumptions and analysis, the assessment of our tax exposure could differ materially from management's current estimates. For example, San Francisco City and County has assessed us for $38.8 million in taxes, including interest and penalties, which exceeded the $11.5 million we had accrued for that assessment. We have paid the full amount, as required by law, and the payment made in excess of the accrued amount is reflected as a deposit on our balance sheet. We believe, however, that this assessment is incorrect and, after failing to reach a settlement, filed a lawsuit on May 27, 2021 contesting the assessment. The previously set trial date was vacated, and a case management conference is scheduled for June 2023. However, litigation is uncertain and a ruling against us may adversely affect our financial position and results of operations.
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
As another example, beginning in 2022, the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) eliminates the option to deduct research and development expenditures currently and requires taxpayers to capitalize and amortize them over five or fifteen years pursuant to Section 174 of the Code, which impacts our effective tax rate and our cash tax liability in 2023. If the requirement to capitalize Section 174 expenditures is not modified by legislation, it may also impact our effective tax rate and our cash tax liability in the future.
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
•any significant change in our management, including changes in the pace of hiring; and
•general political, social, economic and market conditions, in both domestic and foreign markets, including the effects of the COVID-19 pandemic and the war in Ukraine on the global economy, changes in the labor market, supply chain disruptions, inflation, increased interest rates, instability and volatility in the banking and financial services sector, and slow or negative growth of our markets.
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
Our Class B common stock has 10 votes per share, and our Class A common stock has one vote per share. As of March 31, 2023, our directors, executive officers and their respective affiliates, held in the aggregate 21.2% of the voting power of our capital stock. Because of the 10-to-one voting ratio between our Class B common stock and Class A common stock, the holders of our Class B common stock collectively will be able to significantly influence certain matters submitted to our stockholders for approval until the earlier of (i) June 28, 2023 (the “Final Conversion Date”), or (ii) the date the holders of two-thirds of our Class B common stock elect to convert the Class B common stock to Class A common stock. While our dual class common stock structure remains in effect, this concentrated voting power limits your ability to influence corporate matters, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, our dual class structure may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders.
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
During the three months ended March 31, 2023, we issued 22,102 shares of our unregistered Class A common stock to an independent donor advised fund to further our Twilio.org philanthropic goals. The shares were “restricted securities” for purposes of Rule 144 under the Securities Act, and had an aggregate fair market value on the date of donation of $1.6 million. The foregoing transaction did not involve any underwriters, any underwriting discounts or commissions, or any public offering. We believe the offer, sale and issuance of the above shares were exempt from registration under the Securities Act by virtue of Section 4(a)(2) of the Securities Act because the issuance of the shares did not involve a public offering.
Issuer Purchases of Equity Securities
The following table summarizes the share repurchase activity for the three months ended March 31, 2023:

	Total Number of Shares Purchased(1)	Average Price Paid Per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
	(In thousands)		(In thousands)	(In millions)
January 1 - 31, 2023	—	$—	—	$1,000
February 1 - 28, 2023	152	$65.61	152	$990
March 1 - 31, 2023	1,750	$65.72	1,750	$875
	1,902		1,902
_____________________________
(1) In February 2023, our Board of Directors authorized a share repurchase program to repurchase up to $1.0 billion in aggregate value of our Class A common stock. Repurchases under the program can be made through open market transactions, privately negotiated transactions and other means in compliance with applicable federal securities laws, including through Rule 10b5-1 plans. We have discretion in determining the conditions under which shares may be repurchased from time to time. The program is set to expire on December 31, 2024. Refer to Note 14 — Stockholders' Equity in Part I, Item 1, of this Quarterly Report on Form 10-Q for additional information related to share repurchases.

(2) Average price paid per share includes costs associated with the repurchases.
Item 5. Other Information
Not applicable.

Item 6.     Exhibits
The documents listed in the Exhibit Index of this Quarterly Report on Form 10-Q are incorporated by reference or are filed with this Quarterly Report on Form 10-Q, in each case as indicated therein.

EXHIBIT INDEX
Exhibit Number		Incorporated by Reference
	Description	Form	File No.	Exhibit	Filing Date
10.1+	Form of Cash-Based Award Agreement	8-K	001-37806	10.1	February 22, 2023
10.2+	Form of Amended CEO Severance Plan	8-K	001-37806	10.2	February 22, 2023
10.3+	Form of Senior Executive Severance Plan	8-K	001-37806	10.3	February 22, 2023
10.4+	Offer Letter with Aidan Viggiano, dated February 10, 2023	10-K	001-37806	10.14	February 27, 2023
10.5+	Letter Agreement with Eyal Manor, dated February 2, 2023	10-K	001-37806	10.15	February 27, 2023
10.6+	Non-Employee Directors’ Deferred Compensation Program, and forms thereunder				Filed herewith

31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				Filed herewith

31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				Filed herewith

32.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				Furnished herewith

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document				Filed herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document				Filed herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				Filed herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document				Filed herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				Filed herewith

104	Cover Page with Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)
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

Twilio Inc.

May 9, 2023	/s/ JEFF LAWSON
Jeff Lawson Director and Chief Executive Officer (Principal Executive Officer)

May 9, 2023	/s/ AIDAN VIGGIANO
Aidan Viggiano Chief Financial Officer (Principal Accounting and Financial Officer)