Form 10-Q
period 2023-06-30
TWILIO INC
filed 2023-08-09
CIK 1447669

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________
FORM 10-Q
_____________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023

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

As of August 1, 2023, 181,116,511 shares of the registrant’s Class A common stock were outstanding.
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

TWILIO INC.
Quarterly Report on Form 10-Q
For the Three Months Ended June 30, 2023

Item 1. Financial Statements
TWILIO INC.
Condensed Consolidated Balance Sheets
(Unaudited)

	As of June 30,	As of December 31,
	2023	2022
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$675,081	$651,752
Short-term marketable securities	3,008,887	3,503,317
Accounts receivable, net	599,806	547,507
Prepaid expenses and other current assets	315,059	281,510
Assets held for sale	65,667	—
Total current assets	4,664,500	4,984,086
Property and equipment, net	235,392	263,979
Operating right-of-use assets	86,193	121,341
Equity method investment	656,940	699,911
Intangible assets, net	727,644	849,935
Goodwill	5,243,266	5,284,153
Other long-term assets	290,551	360,899
Total assets	$11,904,486	$12,564,304
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$93,500	$124,605
Accrued expenses and other current liabilities	448,705	490,221
Deferred revenue and customer deposits	139,434	139,110
Operating lease liability, current	53,089	54,222
Liabilities held for sale	25,075	—
Total current liabilities	759,803	808,158
Operating lease liability, noncurrent	146,301	164,551
Finance lease liability, noncurrent	14,469	21,290
Long-term debt, net	988,160	987,382
Other long-term liabilities	19,194	23,881
Total liabilities	1,927,927	2,005,262
Commitments and contingencies (Note 14)
Stockholders' equity:
Preferred stock	—	—
Class A and Class B common stock	181	186
Additional paid-in capital	14,418,946	14,055,853
Accumulated other comprehensive loss	(60,275)	(121,161)
Accumulated deficit	(4,382,293)	(3,375,836)
Total stockholders’ equity	9,976,559	10,559,042
Total liabilities and stockholders’ equity	$11,904,486	$12,564,304
See accompanying notes to condensed consolidated financial statements.

TWILIO INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
	(In thousands, except share and per share amounts)
Revenue	$1,037,761	$943,354	$2,044,325	$1,818,717
Cost of revenue	532,006	498,065	1,047,880	948,357
Gross profit	505,755	445,289	996,445	870,360
Operating expenses:
Research and development	226,896	279,641	465,491	520,252
Sales and marketing	261,600	334,958	521,485	622,864
General and administrative	134,852	142,626	247,420	256,988
Restructuring costs	14,902	—	136,844	—
Impairment of long-lived assets	9,332	—	31,116	—
Total operating expenses	647,582	757,225	1,402,356	1,400,104
Loss from operations	(141,827)	(311,936)	(405,911)	(529,744)
Other expenses, net:
Share of losses from equity method investment	(32,361)	—	(62,780)	—
Impairment of strategic investments	—	—	(46,154)	—
Other income (expenses), net	8,745	(8,239)	17,730	(14,916)
Total other expenses, net	(23,616)	(8,239)	(91,204)	(14,916)
Loss before (provision for) benefit from income taxes	(165,443)	(320,175)	(497,115)	(544,660)
(Provision for) benefit from income taxes	(744)	(2,594)	(11,211)	264
Net loss attributable to common stockholders	$(166,187)	$(322,769)	$(508,326)	$(544,396)
Net loss per share attributable to common stockholders, basic and diluted	$(0.91)	$(1.77)	$(2.75)	$(3.00)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	183,490,982	182,347,864	184,926,875	181,624,316
See accompanying notes to condensed consolidated financial statements.

TWILIO INC.
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
	(In thousands)
Net loss	$(166,187)	$(322,769)	$(508,326)	$(544,396)
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities	8,605	(19,022)	39,355	(81,848)
Foreign currency translation	86	(2,289)	569	(2,454)
Net change in market value of effective foreign currency forward exchange contracts	(2,167)	(11,106)	1,168	(14,958)
Share of other comprehensive income from equity method investment	5,146	—	19,794	—
Total other comprehensive income (loss)	11,670	(32,417)	60,886	(99,260)
Comprehensive loss attributable to common stockholders	$(154,517)	$(355,186)	$(447,440)	$(643,656)
See accompanying notes to condensed consolidated financial statements.

TWILIO INC.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Common Stock Class A		Common Stock Class B		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
	(In thousands, except share amounts)
Balance as of December 31, 2022	176,358,104	$174	9,617,605	$12	$14,055,853	$(121,161)	$(3,375,836)	$10,559,042
Net loss	—	—	—	—	—	—	(342,139)	(342,139)
Exercises of vested stock options	66,968	—	97,199	—	3,264	—	—	3,264
Vesting of restricted stock units	1,516,634	2	—	—	(2)	—	—	—
Value of equity awards withheld for tax liability	(36,965)	—	—	—	(2,456)	—	—	(2,456)
Conversion of shares of Class B common stock into shares of Class A common stock	97,199	—	(97,199)	—	—	—	—	—
Shares of Class A common stock issued and donated to charity	22,102	—	—	—	1,599	—	—	1,599
Unrealized gain on marketable securities	—	—	—	—	—	30,750	—	30,750
Repurchases of shares of Class A common stock including related costs	(1,902,124)	(2)	—	—	—	—	(124,990)	(124,992)
Foreign currency translation	—	—	—	—	—	483	—	483
Net change in market value of effective foreign currency forward exchange contracts	—	—	—	—	—	3,335	—	3,335
Share of other comprehensive income from equity method investment	—	—	—	—	—	14,648	—	14,648
Stock-based compensation	—	—	—	—	164,999	—	—	164,999
Stock-based compensation - restructuring	—	—	—	—	10,333	—	—	10,333
Balance as of March 31, 2023	176,121,918	$174	9,617,605	$12	$14,233,590	$(71,945)	$(3,842,965)	$10,318,866
Net loss	—	—	—	—	—	—	(166,187)	(166,187)
Exercises of vested stock options	33,438	—	30,783	—	1,477	—	—	1,477
Vesting of restricted stock units	1,144,112	1	—	—	(1)	—	—	—
Value of equity awards withheld for tax liability	(872)	—	—	—	(53)	—	—	(53)
Conversion of shares of Class B common stock into shares of Class A common stock	9,648,388	12	(9,648,388)	(12)	—	—	—	—
Shares issued under ESPP	579,857	—	—	—	23,337	—	—	23,337
Shares of Class A common stock issued and donated to charity	22,102	—	—	—	1,047	—	—	1,047
Unrealized gain on marketable securities	—	—	—	—	—	8,605	—	8,605
Repurchases of shares of Class A common stock including related costs	(6,374,327)	(6)	—	—	—	—	(373,141)	(373,147)
Foreign currency translation	—	—	—	—	—	86	—	86
Net change in market value of effective foreign currency forward exchange contracts	—	—	—	—	—	(2,167)	—	(2,167)
Share of other comprehensive income from equity method investment	—	—	—	—	—	5,146	—	5,146
Stock-based compensation	—	—	—	—	159,253	—	—	159,253
Stock-based compensation - restructuring	—	—	—	—	296	—	—	296
Balance as of June 30, 2023	181,174,616	$181	—	$—	$14,418,946	$(60,275)	$(4,382,293)	$9,976,559
See accompanying notes to condensed consolidated financial statements.

TWILIO INC.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Common Stock Class A		Common Stock Class B		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
	(In thousands, except share amounts)
Balance as of December 31, 2021	170,625,994	$168	9,842,105	$12	$13,169,118	$(18,141)	$(2,119,691)	$11,031,466
Net loss	—	—	—	—	—	—	(221,627)	(221,627)
Exercises of vested stock options	180,643	—	193,889	—	11,727	—	—	11,727
Vesting of restricted stock units	877,089	1	—	—	(1)	—	—	—
Value of equity awards withheld for tax liability	(5,804)	—	—	—	(1,065)	—	—	(1,065)
Conversion of shares of Class B common stock into shares of Class A common stock	215,389	—	(215,389)	—	—	—	—	—
Shares of Class A common stock issued and donated to charity	22,102	—	—	—	4,232	—	—	4,232
Shares returned from escrow	(152,239)	—	—	—	(387)	—	—	(387)
Unrealized loss on marketable securities	—	—	—	—	—	(62,826)	—	(62,826)
Foreign currency translation	—	—	—	—	—	(165)	—	(165)
Net change in market value of effective foreign currency forward exchange contracts	—	—	—	—	—	(3,852)	—	(3,852)
Stock-based compensation	—	—	—	—	159,930	—	—	159,930
Balance as of March 31, 2022	171,763,174	$169	9,820,605	$12	$13,343,554	$(84,984)	$(2,341,318)	$10,917,433
Net loss	—	—	—	—	—	—	(322,769)	(322,769)
Exercises of vested stock options	98,111	—	77,732	—	5,649	—	—	5,649
Vesting of restricted stock units	1,049,640	1	—	—	(1)	—	—	—
Value of equity awards withheld for tax liability	(38)	—	—	—	(4)	—	—	(4)
Conversion of shares of Class B common stock into shares of Class A common stock	80,732	—	(80,732)	—	—	—	—	—
Shares issued under ESPP	258,221	1	—	—	24,317	—	—	24,318
Shares of Class A common stock issued and donated to charity	22,102	—	—	—	2,373	—	—	2,373
Unrealized loss on marketable securities	—	—	—	—	—	(19,022)	—	(19,022)
Foreign currency translation	—	—	—	—	—	(2,289)	—	(2,289)
Net change in market value of effective foreign currency forward exchange contracts	—	—	—	—	—	(11,106)	—	(11,106)
Stock-based compensation	—	—	—	—	247,412	—	—	247,412
Balance as of June 30, 2022	173,271,942	$171	9,817,605	$12	$13,623,300	$(117,401)	$(2,664,087)	$10,841,995
See accompanying notes to condensed consolidated financial statements.

TWILIO INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:	(In thousands)
Net loss	$(508,326)	$(544,396)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	146,388	137,744
Non-cash reduction to the right-of-use asset	16,074	25,539
Net amortization of investment premium and discount	5,392	20,274
Impairment of long-lived assets due to office closures	31,116	—
Stock-based compensation including restructuring	323,893	397,366
Amortization of deferred commissions	36,067	26,076
Allowance for doubtful accounts	21,864	8,742
Share of losses from equity method investment	62,780	—
Loss on net assets divested and held for sale	32,277	—
Impairment of strategic investments	46,154	—
Other adjustments	13,275	8,503
Changes in operating assets and liabilities:
Accounts receivable	(92,130)	(91,782)
Prepaid expenses and other current assets	(45,116)	(57,997)
Other long-term assets	(19,180)	(52,521)
Accounts payable	(13,582)	6,654
Accrued expenses and other current liabilities	(44,365)	78,430
Deferred revenue and customer deposits	306	(3,984)
Operating lease liabilities	(27,864)	(31,127)
Other long-term liabilities	757	(7,662)
Net cash used in operating activities	(14,220)	(80,141)
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions, net of cash acquired and other related payments	(170)	(31,697)
Purchases of marketable securities and other investments	(511,734)	(1,325,366)
Proceeds from sales and maturities of marketable securities	1,050,010	754,574
Capitalized software development costs	(20,075)	(22,361)
Purchases of long-lived and intangible assets	(8,254)	(10,779)
Net cash provided by (used in) investing activities	509,777	(635,629)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of costs related to public offerings	—	(35)
Principal payments on debt and finance leases	(9,804)	(6,188)
Value of equity awards withheld for tax liabilities	(2,509)	(1,069)
Repurchases of shares of Class A common stock and related costs	(485,121)	—
Proceeds from exercises of stock options and shares of Class A common stock issued under ESPP	28,078	41,694
Net cash (used in) provided by financing activities	(469,356)	34,402
Effect of exchange rate changes on cash, cash equivalents and restricted cash	108	313
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH, including cash classified as held for sale	26,309	(681,055)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH CLASSIFIED AS HELD FOR SALE	(7,306)	—
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	19,003	(681,055)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—Beginning of period	656,078	1,481,831
CASH, CASH EQUIVALENTS AND RESTRICTED CASH —End of period	$675,081	$800,776
Cash paid for income taxes, net	$17,578	$4,147
Cash paid for interest	$19,261	$18,750

RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH TO THE CONDENSED CONSOLIDATED BALANCE SHEETS
Cash and cash equivalents	$675,081	$798,625
Restricted cash in other current assets	—	2,151
Total cash, cash equivalents and restricted cash	$675,081	$800,776
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
(b)Principles of Consolidation
The condensed consolidated financial statements include the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated.
(c)Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates are used for, but not limited to, revenue allowances and sales credit reserves; recoverability of long-lived and intangible assets; allocation of goodwill to reporting units; impairment assessments of goodwill and indefinite-lived intangible assets; capitalization and useful life of the Company’s capitalized internal-use software development costs; fair value of acquired intangible assets and goodwill; accruals and contingencies. Estimates are based on historical experience and on various assumptions that the Company believes are reasonable under current circumstances. However, future events are subject to change and best estimates and judgments may require further adjustments, therefore, actual results could differ materially from those estimates. Management periodically evaluates such estimates and they are adjusted prospectively based upon such periodic evaluation.

(d)Remaining Performance Obligations
Revenue allocated to remaining performance obligations for contracts with durations of more than one year was $123.4 million as of June 30, 2023, of which 68% is expected to be recognized over the next 12 months and 95% is expected to be recognized over the next 24 months.
(e)Deferred Revenue and Customer Deposits
As of June 30, 2023, and December 31, 2022, the Company recorded $139.4 million and $139.1 million as its deferred revenue and customer deposits, respectively, that are included in deferred revenue and customer deposits and other long-term liabilities in the accompanying condensed consolidated balance sheets. During the three months ended June 30, 2023 and 2022, the Company recognized $27.2 million and $29.9 million of revenue, respectively, that was included in the deferred revenue and customer deposits balances as of the end of the previous year. During the six months ended June 30, 2023 and 2022, the Company recognized $98.6 million and $94.7 million of revenue, respectively, that was included in the deferred revenue and customer deposits balances as of the end of the previous year.
(f)Deferred Sales Commissions
Total net capitalized commission costs as of June 30, 2023, and December 31, 2022, were $219.5 million and $239.1 million, respectively, and are included in prepaid expenses and other current assets and other long‑term assets in the accompanying condensed consolidated balance sheets.
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
The Company sells its services to a wide variety of customers. If the financial condition or results of operations of any significant customer deteriorates substantially, operating results could be adversely affected. To reduce credit risk, management performs credit evaluations of the financial condition of significant customers. The Company does not require collateral from its credit customers and maintains reserves for estimated credit losses on customer accounts when considered necessary. Actual credit losses may differ from the Company’s estimates. In the three and six months ended June 30, 2023 and 2022, no customer organization accounted for more than 10% of the Company’s total revenue.
As of June 30, 2023, and December 31, 2022, no customer organization represented more than 10% of the Company’s gross accounts receivable.
(h)Significant Accounting Policies
Segment Information
The Company determines its operating and reportable segments in accordance with ASC 280 Segment Reporting (“ASC 280”), which requires financial information to be reported based on how the chief operating decision maker (“CODM”), who is the Company's Chief Executive Officer, reviews and manages the business, and establishes criteria for aggregating operating segments into reportable segments. Historically, the Company concluded that it had a single operating and reportable segment. As described in detail in Note 8, as of June 30, 2023, the Company concluded that it operated in and will report its results in two reportable segments.

Goodwill

In connection with changes in the segment reporting structure described in Note 8, in the second quarter of 2023, the Company concluded that it had multiple reporting units. Accordingly, the Company reassigned assets and liabilities to the reporting units based on which reporting units’ operations the assets and liabilities were employed in or were related to. The Company reassigned goodwill to each reporting unit using a relative fair value allocation approach.
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
3. Fair Value Measurements
Financial Assets
The following tables provide the financial assets measured at fair value on a recurring basis:

	Amortized Cost or Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses Less Than 12 Months	Gross Unrealized Losses More Than 12 Months	Fair Value Hierarchy as of June 30, 2023			Aggregate Fair Value
					Level 1	Level 2	Level 3
Financial Assets:	(In thousands)
Cash and cash equivalents:
Money market funds	$254,065	$—	$—	$—	$254,065	$—	$—	$254,065
Total included in cash and cash equivalents	254,065	—	—	—	254,065	—	—	254,065
Marketable securities:
Debt securities:
U.S. Treasury securities	356,379	1	(536)	(5,875)	349,969	—	—	349,969
Non-U.S. government securities	166,324	—	(96)	(4,376)	161,852	—	—	161,852
Corporate debt securities and commercial paper	2,536,521	56	(10,949)	(40,762)	—	2,484,866	—	2,484,866
Total debt securities	3,059,224	57	(11,581)	(51,013)	511,821	2,484,866	—	2,996,687
Equity securities	12,200	—	—	—	12,200	—	—	12,200
Total marketable securities	3,071,424	57	(11,581)	(51,013)	524,021	2,484,866	—	3,008,887
Total financial assets	$3,325,489	$57	$(11,581)	$(51,013)	$778,086	$2,484,866	$—	$3,262,952

	Amortized Cost or Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses Less Than 12 Months	Gross Unrealized Losses More Than 12 Months	Fair Value Hierarchy as of December 31, 2022			Aggregate Fair Value
					Level 1	Level 2	Level 3
Financial Assets:	(In thousands)
Cash and cash equivalents:
Money market funds	$46,610	$—	$—	$—	$46,610	$—	$—	$46,610
Reverse repurchase agreements	200,000	—	—	—	—	200,000	—	200,000
Commercial paper	2,249	—	—	—		2,249		2,249
Total included in cash and cash equivalents	248,859	—	—	—	46,610	202,249	—	248,859
Marketable securities:
U.S. Treasury securities	481,463	—	(1,269)	(11,347)	468,847	—	—	468,847
Non-U.S. government securities	149,901	—	(33)	(6,304)	143,564	—	—	143,564
Corporate debt securities and commercial paper	2,973,844	307	(12,202)	(71,043)	5,000	2,885,906	—	2,890,906
Total marketable securities	3,605,208	307	(13,504)	(88,694)	617,411	2,885,906	—	3,503,317
Total financial assets	$3,854,067	$307	$(13,504)	$(88,694)	$664,021	$3,088,155	$—	$3,752,176

Debt Securities
The aggregate fair value of the corporate debt securities with unrealized losses was $2.3 billion as of June 30, 2023, of which $1.6 billion were in an unrealized loss position for more than 12 months and $777.5 million were in an unrealized loss position for less than 12 months. The aggregate fair value of corporate debt securities with unrealized losses was $2.7 billion as of December 31, 2022, of which $2.0 billion were in an unrealized loss position for more than 12 months and $620.5 million were in an unrealized loss position for less than 12 months. Unrealized losses related to other investments as of June 30, 2023 and December 31, 2022 were not significant.
The Company’s primary objective when investing excess cash is preservation of capital, hence the Company’s debt securities primarily consist of U.S. Treasury Securities, non-U.S government securities, high credit quality corporate debt securities and commercial paper. Because the Company views its debt securities as available to support current operations, it has classified all available for sale securities as short-term. As of June 30, 2023, and December 31, 2022, for all debt securities that were in unrealized loss positions, the Company has determined that (i) it does not have the intent to sell any of these investments, and (ii) it is not more likely than not that it will be required to sell any of these investments before recovery of the entire amortized cost basis. In addition, as of June 30, 2023 and December 31, 2022, the Company anticipates that it will recover the entire amortized cost basis of such debt securities before maturity.
Interest earned on debt securities was $16.7 million and $33.9 million in the three and six months ended June 30, 2023, respectively, and $15.6 million and $31.2 million in the three and six months ended June 30, 2022, respectively. The interest is recorded as other income (expenses), net, in the accompanying condensed consolidated statements of operations.
The following table summarizes the contractual maturities of debt securities:

	As of June 30, 2023		As of December 31, 2022
	Amortized Cost	Aggregate Fair Value	Amortized Cost	Aggregate Fair Value
Financial Assets:	(In thousands)
Less than one year	$2,061,380	$2,021,972	$1,943,836	$1,909,218
One to three years	997,844	974,715	1,661,372	1,594,099
Total	$3,059,224	$2,996,687	$3,605,208	$3,503,317
Equity Securities
The equity securities consist of shares of a publicly traded company that were received as consideration in a divestiture transaction described further in Note 5.
Strategic Investments
As of June 30, 2023 and December 31, 2022, the Company held strategic investments with a carrying value of $30.7 million and $76.9 million, respectively, recorded as other long-term assets in the accompanying condensed consolidated balance sheets. The carrying value of these securities is determined under the measurement alternative on a non-recurring basis and adjusted for observable changes in fair value or impairment. In the six months ended June 30, 2023, the Company remeasured one of its strategic investments that it acquired in 2021 to fair value due to an assessed impairment. The fair value measurement of the strategic investment is classified as Level 2 in the fair value hierarchy and the primary input used in the fair value measurement was the publicly available stock price of the issuer’s unrestricted security of the same class. The impairment loss of $46.2 million is recorded in other expenses, net, in the accompanying condensed consolidated statement of operations for the six months ended June 30, 2023. There were no other impairments or adjustments recorded in the three and six months ended June 30, 2023 and 2022, related to these securities.
Financial Liabilities
The Company’s financial liabilities that are measured at fair value on a recurring basis consist of foreign currency derivative liabilities and are classified as Level 2 financial instruments in the fair value hierarchy. As of June 30, 2023 and December 31, 2022, the aggregate fair value of these liabilities and the associated unrealized losses were not significant.

The Company’s financial liabilities that are not measured at fair value on a recurring basis are its Senior Notes due 2029 (“2029 Notes”) and its Senior Notes due 2031 (“2031 Notes”). As of June 30, 2023, the fair value of the 2029 Notes and 2031 Notes were $433.3 million and $424.1 million, respectively. As of December 31, 2022, the fair value of the 2029 Notes and 2031 Notes were $410.9 million and $399.4 million, respectively.
4. Property and Equipment
Property and equipment consisted of the following:

	As of June 30, 2023	As of December 31, 2022
	(In thousands)
Capitalized internal-use software developments costs	$274,994	$257,983
Data center equipment (1)	104,956	100,207
Leasehold improvements	92,610	91,660
Office equipment	60,771	70,815
Furniture and fixtures	14,696	14,935
Software	14,639	14,675
Total property and equipment	562,666	550,275
Less: accumulated depreciation and amortization (1)	(327,274)	(286,296)
Total property and equipment, net	$235,392	$263,979
____________________________________
(1) Data center equipment contains $72.4 million in assets held under finance leases as of June 30, 2023 and December 31, 2022. Accumulated depreciation and amortization includes $48.7 million and $41.2 million of accumulated depreciation for assets held under finance leases as of June 30, 2023 and December 31, 2022, respectively.
Depreciation and amortization expense was $24.3 million and $17.4 million in the three months ended June 30, 2023 and 2022, respectively, and $44.3 million and $34.0 million in the six months ended June 30, 2023 and 2022, respectively.
The Company capitalized $14.8 million and $17.2 million in internal‑use software development costs in the three months ended June 30, 2023 and 2022, respectively, and $29.0 million and $31.9 million in the six months ended June 30, 2023 and 2022, respectively.
5. Net Assets Held for Sale and Divested
The Company classifies assets and liabilities as held for sale (the “disposal group”) when management commits to a plan to sell the disposal group and meets all required criteria in ASC 360 Property, Plant, and Equipment. Assets held for sale are measured at the lower of their carrying amount or fair value less costs to sell. Any loss resulting from this measurement is recognized in the period the held for sale criteria are met. Gains are not recognized until realized on the date of sale. Long-lived assets classified as held for sale are not depreciated or amortized.

In June 2023, the Company entered into an agreement to sell its ValueFirst business, which operates an enterprise communications platform in India. The sale was subsequently completed in July 2023, and the Company received $45.5 million in cash. This divestiture allowed allocation of Company resources to other strategic priorities with a greater impact on the Company’s business. The divestiture did not represent a strategic shift in operations that would have a major effect on the Company's business and financial results, and therefore, is not presented as a discontinued operation.

The following table presents the major classes of assets and liabilities of the disposal group classified as held for sale as of June 30, 2023, in the accompanying condensed consolidated balance sheet:

As of June 30, 2023
Assets held for sale:	(In thousands)
Total tangible assets	$42,546
Intangible assets, net	17,294
Goodwill	34,604
Valuation allowance	(28,777)
Total assets held for sale	$65,667

Total liabilities held for sale	$25,075
The measurement of assets held for sale to fair value less costs to sell resulted in a loss of $28.8 million, which is recorded within general and administrative expenses in the accompanying condensed consolidated statements of operations for the three and six months ended June 30, 2023. The Company recorded a valuation allowance to reduce the carrying amount of the disposal group to its fair value less costs to sell in the accompanying condensed consolidated balance sheet. The Company also recorded an additional $3.1 million of divestiture expenses in the same period.
Separately, in the second quarter of 2023, the Company sold its Internet of Things (“IoT”) disposal group for stock consideration of $15.8 million. The loss on divestiture and related expenses recorded in the three and six months ended June 30, 2023 were not significant.
6. Impairment
In February 2023, the Company announced plans to close additional offices as part of its 2022 strategy to become a remote-first company. The Company regularly assesses recoverability of all impacted right-of-use (“ROU”) assets and the related leasehold improvements and property and equipment for indicators of impairment. In the three and six months ended June 30, 2023, the Company recorded a $9.3 million and $31.1 million impairment, respectively, related to its permanently closed offices.
No other significant impairments were recorded in the three or six months ended June 30, 2023 or 2022.
7. Restructuring Activities
In February 2023, the Company announced a workforce reduction plan (the “February 2023 Plan”) that eliminated approximately 17% of the Company’s workforce. The execution of the February 2023 Plan was substantially complete in the first quarter of 2023. In the three months ended June 30, 2023, the Company recorded additional restructuring charges of $14.9 million, which consisted of $14.6 million related to employee severance, benefits and facilitation costs and $0.3 million relating to vesting of stock-based awards of the impacted employees. In the six months ended June 30, 2023, the cumulative restructuring charges of $136.8 million consisted of $126.2 million related to employee severance, benefits and facilitation costs, and $10.6 million related to vesting of employee stock based compensation awards. The $10.6 million expense related to vesting of the employee stock-based compensation awards is recorded in additional-paid-in-capital in the accompanying condensed consolidated statement of stockholders’ equity. The estimated remaining expenses related to the February 2023 Plan are not expected to be significant.

The following table summarizes the Company’s restructuring liability related to the February 2023 Plan that is included in accrued expenses and other current liabilities in the accompanying condensed consolidated balance sheet:

	Workforce Reduction Costs	Facilitation Costs	Total
	(In thousands)
Balance as of December 31, 2022	$—	$—	$—
Restructuring charges	117,368	8,847	126,215
Cash payments	(99,888)	(8,613)	(108,501)
Balance as of June 30, 2023	$17,480	$234	$17,714
The activity and the remaining amounts related to the restructuring plan effected in September 2022 (the “September 2022 Plan”) were not significant.
8. Reorganization and Segment Reporting
In February 2023, the Company announced a reorganization of its business into two business units, Twilio Communications and Twilio Data & Applications (the “Reorganization”). With the Reorganization, the Company changed the organizational structure of its business, including the way management operates the business.
The Company’s Chief Executive Officer is its CODM. In the second quarter of 2023, the Company began regularly providing the CODM with discrete financial information for each business unit, as presented below, which required a reevaluation of the Company’s operating and reportable segments in accordance with ASC 280. The Company concluded that as of June 30, 2023, it had two operating and reportable segments: Twilio Communications and Twilio Data & Applications.
Twilio Communications: The Communications segment consists of a variety of application programming interfaces (“APIs”) and software solutions to optimize communications between Twilio customers and their end users. The key products from which the segment derives its revenue are Messaging, Voice and Email.
Twilio Data & Applications: The Data & Applications segment consists of software products that enable businesses to achieve more effective customer engagement by providing the tools necessary for customers to build direct, personalized relationships with their end users. The key products from which the segment derives its revenue are Segment, Engage, Flex and Marketing Campaigns.

Presented below is the discrete financial information by reportable segment for the three and six months ended June 30, 2023 and 2022, that is regularly reviewed by the CODM for performance assessment and resource allocation decisions. Asset information is not presented below since it is not reviewed by the CODM on a segment by segment basis. Revenue and costs of revenue are generally directly attributable to each segment. Certain costs of revenue are allocated based on methodologies that best reflect the patterns of consumption of these costs. Prior period comparative financial information presented below was restated to conform to the current period presentation.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In thousands)
Revenue:
Communications	$913,135	$832,305	$1,796,365	$1,604,158
Data & Applications	124,626	111,049	247,960	214,559
Total	1,037,761	943,354	2,044,325	1,818,717
Non-GAAP gross profit:
Communications	440,071	387,294	865,211	759,448
Data & Applications	101,810	93,469	202,806	181,543
Total	$541,881	$480,763	$1,068,017	$940,991

Reconciliation of non-GAAP gross profit to gross profit:
Total non-GAAP gross profit	$541,881	$480,763	$1,068,017	$940,991
Stock-based compensation	(6,334)	(3,996)	(11,624)	(8,517)
Amortization of acquired intangibles	(29,669)	(31,236)	(59,630)	(61,872)
Payroll taxes related to stock-based compensation	(123)	(242)	(318)	(242)
Gross profit	505,755	445,289	996,445	870,360
Operating expenses	(647,582)	(757,225)	(1,402,356)	(1,400,104)
Other expenses, net	(23,616)	(8,239)	(91,204)	(14,916)
Loss before provision for income taxes	$(165,443)	$(320,175)	$(497,115)	$(544,660)

Depreciation and amortization expenses included in non-GAAP gross profit for the Communications reportable segment was $13.9 million and $7.0 million in the three months ended June 30, 2023 and 2022, respectively, and $23.1 million and $13.8 million in the six months ended June 30, 2023 and 2022, respectively.

Depreciation and amortization expenses included in non-GAAP gross profit for the Data & Applications reportable segment was $3.5 million and $1.5 million in the three months ended June 30, 2023 and 2022, respectively, and $6.6 million and $2.8 million in the six months ended June 30, 2023 and 2022, respectively.
9. Derivatives and Hedging
As of June 30, 2023, the Company had outstanding foreign currency forward contracts designated as cash flow hedges with a total sell notional value of $261.0 million. The notional value represents the amount that will be sold upon maturity of the forward contract. As of June 30, 2023, these contracts had maturities of up to seventeen months.
Gains and losses associated with these foreign currency forward contracts were as follows:

	Condensed Consolidated Statement of Operations and Statement of Comprehensive Loss	Three Months Ended June 30,		Six Months Ended June 30,
		2023	2022	2023	2022
		(In thousands)
(Losses) gains recognized in OCI	Net change in market value of effective foreign currency forward exchange contracts	$(2,167)	$(11,106)	$1,168	$(14,958)
Gains (losses) recognized in income due to instruments maturing	Cost of revenue	$2,161	$(7,566)	$2,895	$(9,163)

The Company is subject to master netting agreements with certain counterparties of the foreign exchange contracts, under which it is permitted to net settle transactions of the same currency with a single net amount payable by one party to the other. It is the Company’s policy to present the derivatives at gross in its condensed consolidated balance sheets. The Company’s foreign currency forward contracts are not subject to any credit contingent features or collateral requirements. The Company manages its exposure to counterparty risk by entering into contracts with a diversified group of major financial institutions and by actively monitoring its outstanding positions. As of June 30, 2023, the Company did not have any offsetting arrangements.
10. Goodwill and Intangible Assets
Goodwill
As described in Note 8, beginning in the second quarter of 2023, the Company concluded it had two operating and reportable segments. In connection with the shift from one operating and reportable segment to two operating and reportable segments, the Company reevaluated its reporting unit structure and determined that it had multiple reporting units. As such, during the second quarter of 2023, the Company reallocated goodwill to its newly formed reporting units.

The Company estimates the fair value of its reporting units using a weighting of fair values derived from an income and a market approach. Estimating the fair value by these methods involves the use of a number of key assumptions including forecasted revenues and related growth rates, forecasted operating cash flows, the discount rate, and the selection of relevant market multiples of comparable publicly-traded companies with similar characteristics to the reporting unit. Under the income approach, the Company determined the fair value of a reporting unit based on the present value of estimated future cash flows. Cash flow projections are based on the Company’s best estimates of forecasted economic and market conditions over the period including growth rates and expected changes in operating cash flows. The discount rate used is based on a weighted average cost of capital adjusted for the relevant risk associated with the characteristics of the business and the projected cash flows. The market approach estimates fair value based on market multiples of current and forward 12-month revenue or adjusted EBITDA, as applicable, derived from comparable publicly traded companies with similar operating and investment characteristics as the reporting unit.

While these assumptions reflect management’s best estimates of future performance at the time, these estimates are inherently complex and uncertain and the Company’s actual results could differ materially from these estimates.

In connection with the goodwill reallocation, the Company assessed goodwill for impairment immediately before and immediately after the change in the reporting unit structure and related goodwill reallocation. Both assessments concluded that the fair value of the reporting units were above their respective carrying amounts.

The following table presents the goodwill allocated to the Company’s reportable segments as of June 30, 2023, and December 31, 2022, and the changes during the period:

	Twilio Communications	Twilio Data & Applications	Total
	(In thousands)
Balance as of December 31, 2022	$—	$—	$5,284,153
Foreign currency adjustments			26
Reallocation to segments in the second quarter of 2023(1)	4,321,130	963,049	—
Foreign currency adjustments	251	—	251
Goodwill divested or included in disposal group(2)	(41,164)	—	(41,164)
Balance as of June 30, 2023	$4,280,217	$963,049	$5,243,266
____________________________________
(1) Represents reallocation of goodwill as a result of changes in segment structure in the second quarter of 2023.
(2) Represents goodwill related to the assets held for sale of the ValueFirst business and the divestiture of IoT. See Note 5 for further details.

Intangible assets
Intangible assets consisted of the following:

	As of June 30, 2023
	Cost	Accumulated Amortization	Net
Amortizable intangible assets:	(In thousands)
Developed technology	$782,519	$(385,161)	$397,358
Customer relationships	523,664	(234,647)	289,017
Supplier relationships	49,756	(21,776)	27,980
Trade names	25,968	(21,060)	4,908
Order backlog	10,000	(10,000)	—
Patent	3,969	(803)	3,166
Total amortizable intangible assets	1,395,876	(673,447)	722,429
Non-amortizable intangible assets:
Telecommunication licenses	4,920	—	4,920
Trademarks and other	295	—	295
Total	$1,401,091	$(673,447)	$727,644

	As of December 31, 2022
	Cost	Accumulated Amortization	Net
Amortizable intangible assets:	(In thousands)
Developed technology	$795,753	$(335,893)	$459,860
Customer relationships	538,466	(204,241)	334,225
Supplier relationships	56,922	(19,846)	37,076
Trade names	30,342	(20,106)	10,236
Order backlog	10,000	(10,000)	—
Patent	4,028	(705)	3,323
Total amortizable intangible assets	1,435,511	(590,791)	844,720
Non-amortizable intangible assets:
Telecommunication licenses	4,920	—	4,920
Trademarks and other	295	—	295
Total	$1,440,726	$(590,791)	$849,935
Amortization expense was $50.2 million and $52.2 million for the three months ended June 30, 2023 and 2022, respectively, and $101.1 million and $103.7 million for the six months ended June 30, 2023 and 2022, respectively.
Total estimated future amortization expense is as follows:

As of June 30, 2023
Year Ended December 31,	(In thousands)
2023	$97,845
2024	191,486
2025	187,912
2026	117,416
2027	69,871
Thereafter	57,899
Total	$722,429

11. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

	As of June 30, 2023	As of December 31, 2022
	(In thousands)
Accrued payroll and related	$83,028	$79,703
Accrued bonus and commission	15,476	35,449
Accrued cost of revenue	155,744	161,455
Sales and other taxes payable	78,533	92,319
Finance lease liability	9,541	11,871
Restructuring liability	17,714	1,066
Employee sabbatical benefit accrual(1)	12,558	30,683
Accrued other expense	76,111	77,675
Total accrued expenses and other current liabilities	$448,705	$490,221
____________________________________
(1) In February 2023, the Company announced that it will sunset its employee sabbatical program as of December 31, 2023. The accrued liability as of June 30, 2023, represents the accumulated benefit balance for the employees who remain eligible under this program through its termination date.
12. Long-Term Debt
Long-term debt, net, consisted of the following:

	As of June 30, 2023	As of December 31, 2022
	(In thousands)
2029 Senior Notes
Principal	$500,000	$500,000
Unamortized discount	(4,641)	(5,001)
Unamortized issuance costs	(1,044)	(1,126)
Net carrying amount	494,315	493,873
2031 Senior Notes
Principal	500,000	500,000
Unamortized discount	(5,024)	(5,299)
Unamortized issuance costs	(1,131)	(1,192)
Net carrying amount	493,845	493,509
Total long-term debt, net	$988,160	$987,382
As of June 30, 2023, the Company was in compliance with all of its covenants under the related indentures.

13. Revenue by Geographic Area
Revenue by geographic area is based on the IP address or the mailing address at the time of registration. The following table sets forth revenue by geographic area:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue by geographic area:	(In thousands)
United States	$692,646	$616,306	$1,354,736	$1,186,687
International	345,115	327,048	689,589	632,030
Total	$1,037,761	$943,354	$2,044,325	$1,818,717

Percentage of revenue by geographic area:
United States	67%	65%	66%	65%
International	33%	35%	34%	35%
Long-lived assets outside of the United States were $45.0 million and $54.5 million as of June 30, 2023, and December 31, 2022, respectively.
14. Commitments and Contingencies

(a)Lease and Other Commitments
The Company has entered into various non-cancelable operating lease agreements for its facilities. In the three and six months ended June 30, 2023, the Company did not enter into any significant new lease agreements.
The Company has non-cancelable contractual commitments with its cloud infrastructure provider, network service providers and other vendors. In the three and six months ended June 30, 2023, the Company entered into several such agreements with terms up to four years for a total purchase commitment of $19.3 million and $66.9 million, respectively.
(b)Legal Matters

The City and County of San Francisco (“San Francisco”) has assessed the Company for additional Telephone Users Tax (“TUT”) and Access Line Tax on certain of the Company’s services for the years 2009 through 2018. The assessments totaled $38.8 million, including interest and penalties. The Company paid the assessments under protest in the third quarter of 2020.

On May 27, 2021, the Company filed a lawsuit against San Francisco in San Francisco Superior Court challenging the assessments. The Company raised numerous defenses to the assessments including that its services are not telecommunications services, application of the taxes to the Company’s services violates the Internet Tax Freedom Act and San Francisco does not have jurisdiction to impose tax on services provided outside of San Francisco. The Company is seeking refunds of the taxes paid, waivers of interest and penalties, cost of suit and reasonable attorneys’ fees, and other legal and equitable relief as the court deems appropriate. The previously set trial date remains vacated, and the parties expect to file an update with the Court on the status of the case in October 2023.
The Company believes it has strong arguments against the assessments, but litigation is uncertain and there is no assurance that it will prevail in court. Should the Company lose on one or more of its arguments, it could incur additional losses associated with taxes, interest, and penalties that together, in aggregate, could be material. The Company regularly assesses the likelihood of adverse outcomes resulting from tax disputes such as this and examines all open years to determine the necessity and adequacy of any tax reserves. The Company’s tax reserves are further discussed in Note 14(d) of these condensed consolidated financial statements.

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
As of June 30, 2023, and December 31, 2022, no amounts were accrued related to any outstanding indemnification agreements.
(d)Other Taxes
The Company conducts operations in multiple tax jurisdictions within and outside of the United States. In many of these jurisdictions, non-income-based taxes, such as sales, use, telecommunications and other local taxes are assessed on the Company’s operations. The Company carries reserves for certain of its non-income-based tax exposures in certain jurisdictions when it is both probable that a liability was incurred and the amount of the exposure could be reasonably estimated. These reserves are based on estimates which include several key assumptions including, but not limited to, the taxability of the Company’s services, the jurisdictions in which its management believes it had nexus and the sourcing of revenues to those jurisdictions.
The Company continues to remain in discussions with certain jurisdictions regarding its prior sales and other taxes that it may owe. In the event any of these jurisdictions disagree with management’s assumptions and analysis, the assessment of the Company’s tax exposure could differ materially from management’s current estimates. For example, as described in Note 14(b), the Company is currently involved in legal proceedings with the City and County of San Francisco challenging their assessment of the Company’s estimated tax liability for a specific period. The $38.8 million assessment of taxes, including interest and penalties, that the Company paid as required in 2020, net of the $11.5 million reserve the Company had accrued for the same period, was recorded as a deposit in other assets in the accompanying condensed consolidated balance sheets.
As of June 30, 2023, the liabilities recorded for the non-income-based taxes were $31.8 million for domestic jurisdictions and $20.5 million for jurisdictions outside of the United States. As of December 31, 2022, these liabilities were $29.1 million and $20.6 million, respectively.
15. Stockholders' Equity
Preferred Stock
As of June 30, 2023, and December 31, 2022, the Company had authorized 100,000,000 shares of preferred stock, par value $0.001, of which no shares were issued and outstanding.

Common Stock
As of June 30, 2023, the Company had authorized 1,000,000,000 shares of Class A common stock and 3,170,181 shares of Class B common stock, each with a par value of $0.001 per share. As of December 31, 2022, the Company had authorized 1,000,000,000 shares of Class A common stock and 100,000,000 shares of Class B common stock, each with a par value of $0.001 per share. As of June 30, 2023, 181,174,616 shares of Class A common stock and no shares of Class B common stock were issued and outstanding. As of December 31, 2022, 176,358,104 shares of Class A common stock and 9,617,605 shares of Class B common stock were issued and outstanding.
On June 28, 2023, each outstanding share of the Company’s Class B common stock automatically converted (the “Conversion”) into one share of the Company’s Class A common stock pursuant to the terms of the Company’s amended and restated certificate of incorporation. In addition, upon the Conversion, outstanding stock options that were exercisable for shares of Class B common stock prior to the Conversion became exercisable for shares of Class A common stock. The Company filed a Certificate of Retirement with the Secretary of State of the State of Delaware effecting the retirement of all of the shares of its Class B common stock that were issued but not outstanding following the Conversion.
The Company had reserved shares of common stock for issuance as follows:

	As of June 30, 2023	As of December 31, 2022
Stock options issued and outstanding	1,907,102	2,277,379
Unvested restricted stock units issued and outstanding	22,092,462	15,414,997
Shares of Class A common stock reserved for Twilio.org	486,245	530,449
Stock-based awards available for grant under 2016 Plan	20,268,133	19,851,399
Shares of Class A common stock reserved for issuance pursuant to ESPP	8,868,572	7,648,429
Total	53,622,514	45,722,653
__

Share Repurchase Program

In February 2023, the Board of Directors of the Company authorized a share repurchase program pursuant to which the Company may repurchase up to $1.0 billion in aggregate value of its outstanding Class A common stock. Repurchases under this program can be made through open market, private transactions or other means, in compliance with applicable federal securities laws, and could include repurchases pursuant to Rule 10b5-1 trading plans. The Company has discretion in determining the conditions under which shares may be repurchased from time to time. The program expires on December 31, 2024.

In the three and six months ended June 30, 2023, the Company repurchased 6.4 million and 8.3 million shares of its Class A common stock, respectively, for an aggregate purchase price of $370.0 million and $495.0 million, respectively. As of June 30, 2023, approximately $505.0 million of the originally authorized amount remained available for future repurchases.
16. Stock-Based Compensation
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
In addition, pursuant to the Company’s 2016 Employee Stock Purchase Plan (“ESPP”), eligible employees may purchase shares of the Company’s Class A common stock at a discount of 15% through payroll deductions of their eligible compensation. The ESPP provides for separate six-month offering periods beginning in May and November of each year.

As of June 30, 2023, total unrecognized compensation cost related to all outstanding equity awards was as follows:

	As of June 30, 2023
	Unrecognized Compensation Cost	Weighted-average remaining period
	(In thousands)	(In years)
Unvested stock options	$24,471	1.7
Unvested restricted stock units and awards	1,901,440	3.1
ESPP	4,181	0.4
Shares of Class A common stock in escrow subject to future vesting	1,469	1
Total	$1,931,561
Stock-Based Compensation Expense
The Company recorded total stock-based compensation expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In thousands)
Cost of revenue	$6,334	$3,996	$11,624	$8,517
Research and development	74,576	109,524	152,669	188,893
Sales and marketing	42,869	78,492	90,998	126,078
General and administrative	29,019	50,078	57,973	73,877
Restructuring costs	296	—	10,629	—
Total	$153,094	$242,090	$323,893	$397,365
17. Net Loss Per Share Attributable to Common Stockholders
The following table sets forth the calculation of basic and diluted net loss per share attributable to common stockholders during the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net loss attributable to common stockholders (in thousands)	$(166,187)	$(322,769)	$(508,326)	$(544,396)
Weighted-average shares used to compute net loss per share attributable to common stockholders, basic and diluted	183,490,982	182,347,864	184,926,875	181,624,316
Net loss per share attributable to common stockholders, basic and diluted	$(0.91)	$(1.77)	$(2.75)	$(3.00)
The following outstanding shares of common stock equivalents were excluded from the calculation of the diluted net loss per share attributable to common stockholders because their effect would have been anti-dilutive:

	As of June 30,
	2023	2022
Stock options issued and outstanding	1,907,102	2,654,461
Unvested restricted stock units issued and outstanding	22,092,462	14,496,487
Shares of Class A common stock reserved for Twilio.org	486,245	574,653
Shares of Class A common stock committed under ESPP	396,717	226,082
Shares of Class A common stock in escrow	31,503	31,503
Shares of Class A common stock in escrow and restricted stock awards subject to future vesting	15,936	76,080
Total	24,929,965	18,059,266

18. Income Taxes
The Company computes its provision for income taxes for interim periods using an estimated annual effective tax rate based on anticipated annual pretax income or loss. The estimated annual effective tax rate is applied to the Company’s year to date income or loss, and is adjusted for discrete items recorded in the period. The primary difference between the Company’s effective tax rate and the federal statutory rate is the full valuation allowance the Company has established on its federal, state and certain foreign net operating losses and credits. The Company recorded an income tax provision of $0.7 million and $11.2 million for the three and six months ended June 30, 2023, respectively, and an income tax provision of $2.6 million and an income tax benefit of $0.3 million for the three and six months ended June 30, 2022, respectively.
The provision for income taxes recorded in the three and six months ended June 30, 2023, consists primarily of income taxes and withholding taxes, partially offset by an income tax benefit from the release of tax liabilities related to uncertain tax positions for which the statute of limitation had lapsed. The provision for income taxes recorded in the three months ended June 30, 2022 and the benefit for income taxes recorded in the six months ended June 30, 2022, consists primarily of income taxes and withholding taxes in foreign jurisdictions in which the Company conducts business, partially offset by an income tax benefit from the reversal of U.S. deferred tax liabilities related to the acquired intangibles from business combinations.
The Company is subject to taxation in the U.S. and various other state and foreign jurisdictions. Because the Company has net operating loss carryforwards for U.S. federal and state jurisdictions, the statute of limitations is open for all tax years.

19. Related Party Transactions
In May 2022, the Company and Syniverse Corporation (“Syniverse”), an equity method investee, entered into a wholesale agreement, pursuant to which Syniverse would process, route and deliver application-to-person messages originating and/or terminating between the Company’s customers and mobile network operators. For the three and six months ended June 30, 2023, the value of the transactions that occurred between the Company and Syniverse were $37.3 million and $70.3 million, respectively. The value of the transactions that occurred between the Company and Syniverse were $22.0 million for the period from the investment closing date in May 2022 through June 30, 2022. These transactions were recorded as cost of revenue in the accompanying condensed consolidated statement of operations.

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
•our future financial performance, including expectations regarding our revenue, cost of revenue, gross margin and operating expenses, our ability to generate positive cash flow and ability to achieve and sustain profitability on GAAP and non-GAAP bases, and the assumptions underlying such expectations;
•the benefits and efficiencies we expect to derive from recent workforce reductions and other cost-saving initiatives, including reducing our global office footprint and stock-based compensation expense;
•our business unit reorganization, including its expected costs and benefits, related accounting determinations and the shift in our segment reporting structure, and changes to our leadership structure;
•our expectations regarding our Data & Applications business, including new product releases, increased investment and go-to-market focus to capture market share, and increased revenue growth;
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
•our ability to leverage generative artificial intelligence (“AI”) and machine learning (“ML”) and develop and deliver products that incorporate generative AI and ML;
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
•our customers’ and other platform users’ violation of our policies or other misuse of our platform; and
•our ability to successfully integrate and realize the benefits of our past or future strategic acquisitions, divestitures or investments, and our expectations regarding the impact of the recent divestitures of our Internet of Things and ValueFirst businesses.
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
In the three months ended June 30, 2023 and 2022, our revenue was $1.0 billion and $943.4 million, respectively, and our net loss was $166.2 million and $322.8 million, respectively. In the three months ended June 30, 2023 and 2022, our 10 largest Active Customer Accounts generated an aggregate of 11% and 12% of our total revenue, respectively.
Recent Developments
Business Unit Reorganization. In February 2023, we announced the reorganization (the “Reorganization”) of our business into two business units: Twilio Communications (“Communications”) and Twilio Data & Applications (“Data & Applications”). In connection with the Reorganization, we appointed Khozema Shipchandler as President, Twilio Communications, and Elena Donio as President, Twilio Data & Applications, effective March 1, 2023. We also appointed Aidan Viggiano as our Chief Financial Officer, effective March 1, 2023.
We believe that this strategic realignment will enable us to better execute on the key priorities for each business unit—accelerating growth for Data & Applications and driving efficiencies for Communications—while accounting for each business unit’s unique economic, customer and product needs. These two business units can execute against their respective financial goals with more focus and independence—but they are also highly complementary. Our Data & Applications business benefits from our underlying communications platform and our substantial active customer base. Our success in Data & Applications also drives more intelligence for our Communications products. Together, they address adjacent needs and related problems for our customers.
In connection with the Reorganization, we changed the organizational structure of our business, including the way we operate the business now and in the future. As such, in February 2023, we began making significant realignments to our internal processes and controls to build a financial reporting process within our enterprise reporting system that will enable consistent, comparable and reliable internal reporting on a business unit level. Concurrently, we were also in the process of determining the measure of profitability to be used by management to assess performance of its newly formed business units.

In the second quarter of 2023, we completed certain of the realignment efforts and began presenting non-GAAP gross profit by business unit to the Chief Operating Decision Maker (“CODM”) to be used to assess performance and make resource allocation decisions. As such, in the second quarter of 2023, our Chief Executive Officer, who is also our CODM, began regularly reviewing discrete financial information for each business unit. This shift in the way management started operating the business required us to reevaluate our operating segment structure under the applicable accounting guidance. We determined that as of June 30, 2023, we had two operating and reportable segments: Twilio Communications and Twilio Data & Applications.

Twilio Communications: The Communications segment consists of a variety of application programming interfaces (“APIs”) and software solutions to optimize communications between our customers and their end users. The key products from which the segment derives its revenue are Messaging, Voice and Email.

Twilio Data & Applications: The Data & Applications segment consists of software products that enable businesses to achieve more effective customer engagement by providing the tools necessary for customers to build direct, personalized relationships with their end users. The key products from which the segment derives its revenue are Segment, Engage, Flex and Marketing Campaigns.

The shift in our segment structure also resulted in a shift in our reporting unit structure, under the applicable accounting guidance, which required us to assess our goodwill for impairment on a reporting unit level. We concluded that our goodwill was not impaired and, further, that none of our reporting units was at risk of failing the goodwill impairment test. Refer to Note 8 and Note 10 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information on segment reporting and goodwill.
Share Repurchase Program. In February 2023, our Board of Directors authorized a share repurchase program pursuant to which we may repurchase up to $1.0 billion in aggregate value of our Class A common stock until the program expires on December 31, 2024. Repurchases under this program can be made through open market, private transactions or other means in compliance with applicable federal securities laws and could include repurchases pursuant to Rule 10b5-1 trading plans. We have discretion in determining the conditions under which shares may be repurchased from time to time.
In the six months ended June 30, 2023, we repurchased $495.0 million in aggregate value, or 8.3 million shares, of our Class A common stock under this program. Approximately $505.0 million of the originally authorized amount remains available for future repurchases.
Workforce Reduction Plan. In February 2023, we announced a workforce restructuring plan (the “February 2023 Plan”) to eliminate approximately 17% of our workforce. The execution of the February 2023 Plan was substantially complete in the first quarter of 2023. In the three and six months ended June 30, 2023, we incurred $14.9 million and $136.8 million in restructuring expenses, respectively, related to employee severance, benefits, vesting of equity awards and facilitation costs. The estimated remaining expenses related to the February 2023 Plan are not expected to be significant. For additional details refer to Note 7 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Sabbatical Program. In February 2023, we announced that we will be sunsetting our employee sabbatical program that we introduced effective July 1, 2022. The sabbatical program was intended to provide our tenured employees with a paid leave of four consecutive weeks after every three years of service. Employees who had accumulated more than three years of service as of the program’s effective date became eligible for their benefit immediately. The discontinuation of this program and the reduction in force under our February 2023 Plan resulted in a $12.0 million cumulative one-time decrease to our accrued sabbatical liability in the first quarter of 2023. As of June 30, 2023, the remaining liability of $12.6 million related to the accumulated benefits for employees who remain eligible under this program until its expiration on December 31, 2023. As of December 31, 2022, the accrued sabbatical liability was $30.7 million.
Remote-First Company. In 2022, we announced our decision to become a remote-first company allowing our employees the flexibility to work remotely on a permanent basis. As part of our new operating strategy, we permanently closed several of our offices in 2022 and the first half of 2023. These office closures resulted in an impairment of several long-lived assets, including our operating lease assets, leasehold improvements and property and equipment. In the three and six months ended June 30, 2023, we recorded a total impairment loss of $9.3 million and $31.1 million, respectively.
Impairment of Strategic Investment. In the first quarter of 2023, we recorded a $46.2 million impairment loss associated with one of our investments from 2021 to reduce its carrying amount to fair value.

Divestiture of IoT Assets. In the second quarter of 2023, we completed the sale of our Internet of Things (“IoT”) net assets for a stock consideration of $15.8 million. The loss on divestiture and related expenses recorded in the three and six months ended June 30, 2023 were not significant.
Divestiture of ValueFirst Business. In the second quarter of 2023, we entered into an agreement to sell our ValueFirst business, and we subsequently sold it in July 2023 for $45.5 million in cash. ValueFirst was our enterprise communications platform in India. As of June 30, 2023, we recorded a $28.8 million loss on ValueFirst net assets held for sale and an additional $3.1 million in related expenses. For additional details refer to Note 5 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
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
The following table summarizes our year-over-year revenue growth and Dollar-Based Net Expansion Rate for the three months ended June 30, 2023 and 2022, and the number of Active Customer Accounts as of June 30, 2023 and 2022.

	Three Months Ended
	June 30,
	2023	2022
Active Customer Accounts (as of end date of period)	304,000	275,000
Total Revenue (in thousands)	$1,037,761	$943,354
Total Revenue Growth	10%	41%
Dollar-Based Net Expansion Rate	103%	123%
Active Customer Accounts

We define an Active Customer Account at the end of any period as an individual account, as identified by a unique account identifier, for which we have recognized at least $5 of revenue in the last month of the period. A single organization may constitute multiple unique Active Customer Accounts if it has multiple account identifiers, each of which is treated as a separate Active Customer Account. Active Customer Accounts excludes customer accounts from Zipwhip, Inc. Communications Active Customer Accounts and Data & Applications Active Customer Accounts are calculated using the same methodology, but using only revenue recognized from accounts in the respective segment. Because an individual Active Customer Account may be counted as both a Communications Active Customer Account and a Data & Applications Active Customer Account, the sum of the segment-level Active Customer Accounts may exceed our total company Active Customer Accounts.

We believe that the number of Active Customer Accounts, on an aggregate basis and at the segment level, is an important indicator of the growth of our business, the market acceptance of our platform and future revenue trends. The number of Active Customer Accounts is rounded down to the nearest thousand. In the three months ended June 30, 2023 and 2022, revenue from Active Customer Accounts represented over 99% of total revenue in each period.
Dollar‑Based Net Expansion Rate
Our Dollar-Based Net Expansion Rate compares the total revenue from all Active Customer Accounts in a quarter to the same quarter in the prior year. To calculate the Dollar-Based Net Expansion Rate, we first identify the cohort of Active Customer Accounts that were Active Customer Accounts in the same quarter of the prior year. The Dollar-Based Net Expansion Rate is the quotient obtained by dividing the revenue generated from that cohort in a quarter, by the revenue generated from that same cohort in the corresponding quarter in the prior year. When we calculate Dollar-Based Net Expansion

Rate for periods longer than one quarter, we use the average of the applicable quarterly Dollar-Based Net Expansion Rates for each of the quarters in such period. Revenue from acquisitions does not impact the Dollar-Based Net Expansion Rate calculation until the quarter following the one-year anniversary of the applicable acquisition, unless the acquisition closing date is the first day of a quarter. As a result, for the quarter ended June 30, 2023, our Dollar-Based Net Expansion Rate excludes the contributions from acquisitions made after April 1, 2022. Revenue from divestitures does not impact the Dollar-Based Net Expansion Rate calculation beginning in the quarter the divestiture closed, unless the divestiture closing date is the last day of a quarter. As a result, for the quarter ended June 30, 2023, our Dollar-Based Net Expansion Rate excludes the contributions from divestitures made after June 30, 2022. Communications Dollar-Based Net Expansion Rate and Data & Applications Dollar-Based Net Expansion Rate are calculated using the same methodology, but using only revenue attributable to the respective segment and Active Customer Accounts for that respective segment.
We believe that measuring Dollar-Based Net Expansion Rate, on an aggregate basis and at the segment level, provides a more meaningful indication of the performance of our efforts to increase revenue from existing customers. Our ability to drive growth and generate incremental revenue depends, in part, on our ability to maintain and grow our relationships with existing Active Customer Accounts and to increase their use of the platform. An important way in which we have historically tracked performance in this area is by measuring the Dollar-Based Net Expansion Rate for Active Customer Accounts. Our Dollar-Based Net Expansion Rate increases when such Active Customer Accounts increase their usage of a product, extend their usage of a product to new applications or adopt a new product. Our Dollar-Based Net Expansion Rate decreases when such Active Customer Accounts cease or reduce their usage of a product or when we lower usage prices on a product. As our customers grow their businesses and extend the use of our platform, they sometimes create multiple customer accounts with us for operational or other reasons. As such, when we identify a significant customer organization (defined as a single customer organization generating more than 1% of revenue in a quarterly reporting period) that has created a new Active Customer Account, this new Active Customer Account is tied to, and revenue from this new Active Customer Account is included with, the original Active Customer Account for the purposes of calculating this metric.
Key Components of Statements of Operations
Revenue
Revenue. We derive the majority of our revenue from usage‑based fees earned from our Communications products when customers access our cloud-based platform. Our usage‑based products primarily include offerings, such as Messaging, Voice, Twilio Verify and others. Some examples of the usage‑based fees that we charge include fees related to the number of text messages sent or received using Messaging, minutes of call duration activity for Voice and the number of authentications for Twilio Verify. In the three months ended June 30, 2023 and 2022, we generated 71% and 73% of our revenue, respectively, from usage‑based fees.
We earn monthly subscription-based fees from various of our Data & Applications products and solutions on our platform, such as our customer data platform Segment, our customer engagement solution Engage, our cloud contact center Flex; as well as certain of our Communications fee‑based products, such as Email. When our usage-based Communications products are embedded into our Data & Applications and other products, we charge for them separately on a usage basis. Revenue is generally directly attributable to each segment.
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

Cost of Revenue and Gross Margin
Cost of Revenue. Cost of revenue consists primarily of fees paid to network service providers. Cost of revenue also includes cloud infrastructure fees, direct costs of personnel, such as salaries and stock‑based compensation for our customer support employees, and other non‑personnel costs, such as depreciation and amortization expense related to data centers and hosting equipment, amortization of capitalized internal-use software development costs and acquired intangible assets. Costs of revenue are generally directly attributable to each segment. Certain costs of revenue are allocated to segments based on methodologies that best reflect the patterns of consumptions of these costs.
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
Restructuring Costs. Restructuring costs consist primarily of personnel costs, such as employee severance payments, benefits and certain facilitation costs, associated with our workforce reductions, which are described in Note 7 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. Restructuring costs also include stock-based compensation expense related to vesting of stock-based awards of the impacted employees.

Impairment of Long-Lived Assets. Impairment of long-lived assets consists primarily of impairment charges allocated to the carrying amount of certain operating right-of-use assets and the associated leasehold improvements and property and equipment when the carrying amounts exceed their respective fair values.
Other Income (Expenses), Net
Our other income (expenses), net consist primarily of our share of losses from our equity method investment; impairment charges and gains and losses related to our strategic investments and marketable securities; and debt-related costs.
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
Non‑GAAP Gross Profit and Non‑GAAP Gross Margin
For the periods presented, we define non‑GAAP gross profit and non‑GAAP gross margin as GAAP gross profit and GAAP gross margin, respectively, adjusted to exclude, as applicable, certain expenses as presented in the table below:

	Three Months Ended
	June 30,
	2023	2022
Reconciliation:	(In thousands)
GAAP gross profit	$505,755	$445,289
GAAP gross margin	49%	47%
Non-GAAP adjustments:
Stock-based compensation	6,334	3,996
Amortization of acquired intangibles	29,669	31,236
Payroll taxes related to stock-based compensation	123	242
Non-GAAP gross profit	$541,881	$480,763
Non-GAAP gross margin	52%	51%

Non‑GAAP Operating Expenses
For the periods presented, we define non‑GAAP operating expenses (including categories of operating expenses) as GAAP operating expenses (and categories of operating expenses) adjusted to exclude, as applicable, certain expenses as presented in the table below:

	Three Months Ended
	June 30,
	2023	2022
Reconciliation:	(In thousands)
GAAP operating expenses	$647,582	$757,225
Non-GAAP adjustments:
Stock-based compensation	(146,464)	(238,094)
Amortization of acquired intangibles	(20,521)	(20,929)
Acquisition and divestiture related expenses	(3,097)	(1,840)
Loss on net assets held for sale	(28,453)	—
Payroll taxes related to stock-based compensation	(2,032)	(5,924)
Charitable contribution	(1,047)	(2,373)
Restructuring costs	(14,902)	—
Impairment of long-lived assets	(9,332)	—
Non-GAAP operating expenses	$421,734	$488,065
Non‑GAAP Income (Loss) from Operations and Non‑GAAP Operating Margin
For the periods presented, we define non‑GAAP income (loss) from operations and non‑GAAP operating margin as GAAP income (loss) from operations and GAAP operating margin, respectively, adjusted to exclude, as applicable, certain expenses as presented in the table below:

	Three Months Ended
	June 30,
	2023	2022
Reconciliation:	(In thousands)
GAAP loss from operations	$(141,827)	$(311,936)
GAAP operating margin	(14)%	(33)%
Non-GAAP adjustments:
Stock-based compensation	152,798	242,090
Amortization of acquired intangibles	50,190	52,165
Acquisition and divestiture related expenses	3,097	1,840
Loss on net assets held for sale	28,453	—
Payroll taxes related to stock-based compensation	2,155	6,166
Charitable contribution	1,047	2,373
Restructuring costs	14,902	—
Impairment of long-lived assets	9,332	—
Non-GAAP income (loss) from operations	$120,147	$(7,302)
Non-GAAP operating margin	12%	(1)%

Results of Operations
The following table sets forth our results of operations for the periods presented. We have included results of operations for acquisitions closed after January 1, 2022, from the closing date of each such acquisition. We have included results of operations for divestitures closed after January 1, 2022, through the closing date of each such divestiture. The period-to-period comparison of our historical results are not indicative of the results that may be expected in the future.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Condensed Consolidated Statements of Operations Data:	(In thousands, except share and per share amounts)
Revenue	$1,037,761	$943,354	$2,044,325	$1,818,717
Cost of revenue (1) (2)	532,006	498,065	1,047,880	948,357
Gross profit	505,755	445,289	996,445	870,360
Operating expenses:
Research and development (1) (2)	226,896	279,641	465,491	520,252
Sales and marketing (1) (2)	261,600	334,958	521,485	622,864
General and administrative (1) (2)	134,852	142,626	247,420	256,988
Restructuring costs (1)	14,902	—	136,844	—
Impairment of long-lived assets	9,332	—	31,116	—
Total operating expenses	647,582	757,225	1,402,356	1,400,104
Loss from operations	(141,827)	(311,936)	(405,911)	(529,744)
Other expenses, net:
Share of losses from equity method investment	(32,361)	—	(62,780)	—
Impairment of strategic investments	—	—	(46,154)	—
Other income (expenses), net	8,745	(8,239)	17,730	(14,916)
Total other expenses, net	(23,616)	(8,239)	(91,204)	(14,916)
Loss before (provision for) benefit from income taxes	(165,443)	(320,175)	(497,115)	(544,660)
(Provision for) benefit from income taxes	(744)	(2,594)	(11,211)	264
Net loss attributable to common stockholders	$(166,187)	$(322,769)	$(508,326)	$(544,396)
Net loss per share attributable to common stockholders, basic and diluted	$(0.91)	$(1.77)	$(2.75)	$(3.00)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	183,490,982	182,347,864	184,926,875	181,624,316
__________________________________
(1) Includes stock-based compensation expense as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
	(In thousands)
Cost of revenue	$6,334	$3,996	$11,624	$8,517
Research and development	74,576	109,524	152,669	188,893
Sales and marketing	42,869	78,492	90,998	126,078
General and administrative	29,019	50,078	57,973	73,877
Restructuring costs	296	—	10,629	—
Total	$153,094	$242,090	$323,893	$397,365

____________________________________
(2) Includes amortization of acquired intangibles as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
	(In thousands)
Cost of revenue	$29,669	$31,236	$59,630	$61,872
Research and development	420	420	840	840
Sales and marketing	20,101	20,509	40,494	40,912
General and administrative	—	—	—	7
Total	$50,190	$52,165	$100,964	$103,631
The following table sets forth our results of operations for each of the periods presented as a percentage of our total revenue:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Condensed Consolidated Statements of Operations, as a percentage of revenue: **
Revenue	100%	100%	100%	100%
Cost of revenue	51	53	51	52
Gross profit	49	47	49	48
Operating expenses:
Research and development	22	30	23	29
Sales and marketing	25	36	26	34
General and administrative	13	15	12	14
Restructuring costs	1	—	7	—
Impairment of long-lived assets	1	—	2	—
Total operating expenses	62	80	69	77
Loss from operations	(14)	(33)	(20)	(29)
Other expenses, net
Share of losses from equity method investment	(3)	—	(3)	—
Impairment of strategic investments	—	—	(2)	—
Other income (expenses), net	1	(1)	1	(1)
Total other expenses, net	(2)	(1)	(4)	(1)
Loss before (provision for) benefit from income taxes	(16)	(34)	(24)	(30)
(Provision for) benefit from income taxes	*	*	(1)	*
Net loss attributable to common stockholders	(16%)	(34%)	(25%)	(30%)
____________________________________
* Less than 0.5% of revenue.
** Columns may not add up to 100% due to rounding.

Comparison of the Three Months Ended June 30, 2023 and 2022
Revenue

	Three Months Ended
	June 30,
	2023	2022	Change
	(Dollars in thousands)
Twilio Communications	$913,135	$832,305	$80,830	10%
Twilio Data & Applications	124,626	111,049	13,577	12%
Consolidated total revenue	$1,037,761	$943,354	$94,407	10%
In the three months ended June 30, 2023, Communications revenue increased by $80.8 million, or 10%, compared to the same period last year. This increase was primarily attributable to the increased usage of our products by our existing customers, as reflected in our Communications Dollar‑Based Net Expansion Rate of 103%, as well as an 11% increase in the number of Communications Active Customer Accounts from over 260,000 as of June 30, 2022 to over 289,000 as of June 30, 2023.
In the three months ended June 30, 2023, Data & Applications revenue increased by $13.6 million, or 12%, compared to the same period last year. This increase was primarily attributable to a 4% increase in the number of Data & Applications Active Customer Accounts from over 26,000 as of June 30, 2022 to over 27,000 as of June 30, 2023. Our Data & Applications Dollar‑Based Net Expansion Rate was 99% for the three months ended June 30, 2023.
In the three months ended June 30, 2023, consolidated total revenue increased by $94.4 million, or 10%, compared to the same period last year. This increase was attributable to the increased usage of our products by our existing customers, as reflected in our Dollar‑Based Net Expansion Rate of 103%, as well as an 11% increase in the number of Active Customer Accounts from over 275,000 as of June 30, 2022 to over 304,000 as of June 30, 2023.
In the three months ended June 30, 2023, U.S. revenue and international revenue represented $692.6 million or 67%, and $345.1 million, or 33%, respectively, of total revenue. In the three months ended June 30, 2022, U.S. revenue and international revenue represented $616.3 million, or 65%, and $327.0 million, or 35%, respectively, of total revenue.

Cost of Revenue and Gross Margin

	Three Months Ended
	June 30,
	2023	2022	Change
	(Dollars in thousands)
Twilio Communications
Cost of revenue	$491,894	$464,134	$27,760	6%
Gross margin	46%	44%
Twilio Data & Applications
Cost of revenue	40,112	33,931	$6,181	18%
Gross margin	68%	69%
Consolidated total
Cost of revenue	$532,006	$498,065	$33,941	7%
Gross margin	49%	47%
In the three months ended June 30, 2023, Communications cost of revenue increased by $27.8 million, or 6%, compared to the same period last year. The increase in cost of revenue was primarily attributable to a $32.9 million increase in network service providers’ costs, which support the growth in usage of our products driven by the growth in Communications Active Customer Accounts and the increase in usage of our products by existing customers as described above.
In the three months ended June 30, 2023, Data & Applications cost of revenue increased by $6.2 million, or 18%, compared to the same period last year. Fluctuations in cost of revenue categories were not significant either individually or in the aggregate.
In the three months ended June 30, 2023, consolidated total cost of revenue increased by $33.9 million, or 7%, compared to the same period last year. The increase in cost of revenue was primarily attributable to a $32.9 million increase in network service providers’ costs, which support the growth in usage of our products driven by the growth in Active Customer Accounts and the increase in usage of our products by existing customers as described above.
In the three months ended June 30, 2023, Communications gross margin percentage increased compared to the same period last year. This increase was primarily driven by a 170 basis point increase due to the network service providers’ costs increasing at a lower rate relative to revenue, net of the impact of hedging instruments. This is due to a higher proportion of revenue being derived from the United States, where margins are higher.
In the three months ended June 30, 2023, Data & Applications gross margin percentage decreased compared to the same period last year. This decrease was primarily driven by a 160 basis point decrease due to the increase in amortization of capitalized internal-use software development costs.
In the three months ended June 30, 2023, consolidated total gross margin percentage increased compared to the same period last year. This increase was primarily driven by an increase in the gross margin of the Communications segment, as described above.

Operating Expenses

	Three Months Ended
	June 30,
	2023	2022	Change
	(Dollars in thousands)
Research and development	$226,896	$279,641	$(52,745)	(19)%
Sales and marketing	261,600	334,958	(73,358)	(22)%
General and administrative	134,852	142,626	(7,774)	(5)%
Restructuring costs	14,902	—	14,902	100%
Impairment of long-lived assets	9,332	—	9,332	100%
Total operating expenses	$647,582	$757,225	$(109,643)	(14)%
In the three months ended June 30, 2023, research and development expenses decreased by $52.7 million, or 19%, compared to the same period last year. The decrease was attributable to our efforts to manage our cost structure, including the restructuring of our workforce in September 2022 and February 2023, and the sunsetting of our employee sabbatical program in the three months ended March 31, 2023. As a result, total personnel costs decreased by $54.8 million, driven by a 13% average decrease in research and development headcount. This decrease was partially offset by increases in other operating expense categories that were not significant either individually or in the aggregate.
In the three months ended June 30, 2023, sales and marketing expenses decreased by $73.4 million, or 22%, compared to the same period last year. The decrease was attributable to our efforts to manage our cost structure, including the restructuring of our workforce in September 2022 and February 2023, and the sunsetting of our employee sabbatical program in the three months ended March 31, 2023. As a result, total personnel costs decreased by $61.0 million, driven by a 24% average decrease in sales and marketing headcount. The lower sales and marketing expenses were also due to a $8.3 million decrease in advertising expenses.
In the three months ended June 30, 2023, general and administrative expenses decreased by $7.8 million, or 5%, compared to the same period last year. The decrease was attributable to our efforts to manage our cost structure, including the restructuring of our workforce in September 2022 and February 2023, and the sunsetting of our employee sabbatical program in the three months ended March 31, 2023. As a result, total personnel costs decreased by $34.6 million, driven by a 35% average decrease in general and administrative headcount. This decrease was partially offset by a $28.8 million loss on net assets held for sale related to the sale of our ValueFirst business. For further detail refer to Note 5 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
In the three months ended June 30, 2023, we incurred $14.9 million in restructuring costs primarily as a result of our February 2023 Plan. For further detail refer to Note 7 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
In the three months ended June 30, 2023, we incurred $9.3 million in impairment charges related to certain of our operating lease assets and other long-lived assets as a result of permanently closing several offices in the second quarter of 2023. For further detail refer to Note 6 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Segment Results of Operations
Our CODM evaluates the performance of our Communications and Data & Applications segments based on several factors, of which the primary financial measures of segment profitability are total revenue and non-GAAP gross profit. The following table presents the non-GAAP gross profit measure for each segment, as presented to our CODM for the three months ended June 30, 2023:

	Three Months Ended
	June 30,
	2023	2022	Change
	(Dollars in thousands)
Twilio Communications	$440,071	$387,294	$52,777	14%
Twilio Data & Applications	101,810	93,469	8,341	9%
Consolidated total non-GAAP gross profit	$541,881	$480,763	$61,118	13%
In the three months ended June 30, 2023, Communications non-GAAP gross profit increased by $52.8 million, or 14%, compared to the same period last year. The increase in non-GAAP gross profit was primarily driven by the same factors impacting Communications segment’s total revenue and cost of sales, as described above, adjusted for a $0.3 million net decrease, in aggregate, in stock-based compensation, payroll taxes related to stock-based compensation and amortization of acquired intangibles.
In the three months ended June 30, 2023, Data & Applications non-GAAP gross profit increased by $8.3 million, or 9%, compared to the same period last year. The increase in non-GAAP gross profit was primarily driven by the same factors impacting Data & Applications segment’s total revenue and cost of sales, as described above, adjusted for a $0.9 million net increase, in aggregate, in stock-based compensation, payroll taxes related to stock-based compensation and amortization of acquired intangibles.
Comparison of the Six Months Ended June 30, 2023 and 2022
Revenue

	Six Months Ended
	June 30,
	2023	2022	Change
	(Dollars in thousands)
Twilio Communications	$1,796,365	$1,604,158	$192,207	12%
Twilio Data & Applications	247,960	214,559	33,401	16%
Consolidated total revenue	$2,044,325	$1,818,717	$225,608	12%
In the six months ended June 30, 2023, Communications revenue increased by $192.2 million, or 12%, compared to the same period last year. This increase was primarily attributable to the increased usage of our products by our existing customers, as reflected in our Communications Dollar‑Based Net Expansion Rate of 105%, as well as an 11% increase in the number of Communications Active Customer Accounts from over 260,000 as of June 30, 2022 to over 289,000 as of June 30, 2023.
In the six months ended June 30, 2023, Data & Applications revenue increased by $33.4 million, or 16%, compared to the same period last year. This increase was primarily attributable to the increased usage of our products by our existing customers, as reflected in our Data & Applications Dollar‑Based Net Expansion Rate of 101%, as well as a 4% increase in the number of Data & Applications Active Customer Accounts from over 26,000 as of June 30, 2022 to over 27,000 as of June 30, 2023.
In the six months ended June 30, 2023, consolidated total revenue increased by $225.6 million, or 12%, compared to the same period last year. This increase was primarily attributable to the increased usage of our products by our existing customers, as reflected in our Dollar‑Based Net Expansion Rate of 105%, as well as an 11% increase in the number of Active Customer Accounts from over 275,000 as of June 30, 2022 to over 304,000 as of June 30, 2023.

In the six months ended June 30, 2023, U.S. revenue and international revenue represented $1.4 billion or 66%, and $689.6 million, or 34%, respectively, of total revenue. In the six months ended June 30, 2022, U.S. revenue and international revenue represented $1.2 billion, or 65%, and $632.0 million, or 35%, respectively, of total revenue.
Cost of Revenue and Gross Margin

	Six Months Ended
	June 30,
	2023	2022	Change
	(Dollars in thousands)
Twilio Communications
Cost of revenue	$968,854	$882,785	$86,069	10%
Gross margin	46%	45%
Twilio Data & Applications
Cost of revenue	79,026	65,572	$13,454	21%
Gross margin	68%	69%
Consolidated total
Cost of revenue	$1,047,880	$948,357	$99,523	10%
Gross margin	49%	48%
In the six months ended June 30, 2023, Communications cost of revenue increased by $86.1 million, or 10%, compared to the same period last year. The increase in cost of revenue was primarily attributable to a $91.3 million increase in network service providers’ costs, which support the growth in usage of our products driven by the growth in Communications Active Customer Accounts and the increased usage of our products by existing customers as described above.
In the six months ended June 30, 2023, Data & Applications cost of revenue increased by $13.5 million, or 21%, compared to the same period last year. Fluctuations in cost of revenue categories were not significant either individually or in the aggregate.
In the six months ended June 30, 2023, consolidated total cost of revenue increased by $99.5 million, or 10%, compared to the same period last year. The increase in cost of revenue was primarily attributable to a $91.3 million increase in network service providers’ costs, which support the growth in usage of our products driven by the growth in Active Customer Accounts and the increase in usage of our products by existing customers as described above.
In the six months ended June 30, 2023, Communications gross margin percentage increased compared to the same period This increase was primarily driven by a 90 basis point increase due to the network service providers’ costs increasing at a lower rate relative to revenue, net of the impact of hedging instruments. This is due to a higher proportion of revenue being derived from the United States, where margins are higher.
In the six months ended June 30, 2023, Data & Applications gross margin percentage decreased compared to the same period last year. This decrease was primarily driven by a 150 basis point decrease due to the increase in amortization of capitalized internal-use software development costs.
In the six months ended June 30, 2023, consolidated total gross margin percentage increased compared to the same period last year. This increase was primarily driven by an increase in the gross margin of the Communications segment as described above.

Operating Expenses

	Six Months Ended
	June 30,
	2023	2022	Change
	(Dollars in thousands)
Research and development	$465,491	$520,252	$(54,761)	(11)%
Sales and marketing	521,485	622,864	(101,379)	(16)%
General and administrative	247,420	256,988	(9,568)	(4)%
Restructuring costs	136,844	—	136,844	100%
Impairment of long-lived assets	31,116	—	31,116	100%
Total operating expenses	$1,402,356	$1,400,104	$2,252	—%
In the six months ended June 30, 2023, research and development expenses decreased by $54.8 million, or 11%, compared to the same period last year. The decrease was attributable to our efforts to manage our cost structure, including the restructuring of our workforce in September 2022 and February 2023, and sunsetting of our employee sabbatical program in the three months ended March 31, 2023. As a result, in the six months ended June 30, 2023, the average research and development headcount.decreased by 2% compared to the same period last year. Total personnel costs decreased by $57.5 million, primarily driven by a $36.2 million decrease in stock-based compensation expense, an $8.3 million decrease related to the sunsetting of our employee sabbatical program and a $13.0 million decrease in other personnel costs. These decreases were partially offset by increases in other operating expense categories that were not significant either individually or in the aggregate.
In the six months ended June 30, 2023, sales and marketing expenses decreased by $101.4 million, or 16%, compared to the same period last year. The decrease was attributable to our efforts to manage our cost structure, including the restructuring of our workforce in September 2022 and February 2023, and sunsetting of our employee sabbatical program in the three months ended March 31, 2023. As a result, total personnel costs decreased by $79.5 million, driven by a 14% average decrease in sales and marketing headcount. The lower sales and marketing expenses were also due to a $12.5 million decrease in advertising expenses.
In the six months ended June 30, 2023, general and administrative expenses decreased by $9.6 million, or 4%, compared to the same period last year. The decrease was attributable to our efforts to manage our cost structure, including the restructuring of our workforce in September 2022 and February 2023, and sunsetting of our employee sabbatical program in the three months ended March 31, 2023. As a result, total personnel costs decreased by $38.2 million, driven by a 26% average decrease in general and administrative headcount. This decrease was partially offset by a $32.3 million loss on net assets held for sale and divestiture related to the sale of our ValueFirst business and our IoT assets and liabilities. For further detail refer to Note 5 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
In the six months ended June 30, 2023, we incurred $136.8 million in restructuring costs primarily as a result of our February 2023 Plan. For further detail refer to Note 7 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
In the six months ended June 30, 2023, we incurred $31.1 million in impairment charges related to certain of our operating lease assets and other long-lived assets as a result of permanently closing several offices in the first half of 2023. For further detail refer to Note 6 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Segment Results of Operations
The following table presents the results for non-GAAP gross profit for each of our Communications and Data & Applications segments for the six months ended June 30, 2023:

	Six Months Ended
	June 30,
	2023	2022	Change
	(Dollars in thousands)
Twilio Communications	$865,211	$759,448	$105,763	14%
Twilio Data & Applications	202,806	181,543	21,263	12%
Consolidated total non-GAAP gross profit	$1,068,017	$940,991	$127,026	13%
In the six months ended June 30, 2023, Communications non-GAAP gross profit increased by $105.8 million, or 14%, compared to the same period last year. The increase in non-GAAP gross profit was primarily driven by the same factors impacting Communications segment’s total revenue and cost of sales, as described above, adjusted for a $0.4 million net decrease, in aggregate, in stock-based compensation, payroll taxes related to stock-based compensation and amortization of acquired intangibles.
In the six months ended June 30, 2023, Data & Applications non-GAAP gross profit increased by $21.3 million, or 12%, compared to the same period last year. The increase in non-GAAP gross profit was primarily driven by the same factors impacting Data & Applications segment’s total revenue and cost of sales, as described above, adjusted for a $1.3 million net increase, in aggregate, in stock-based compensation, payroll taxes related to stock-based compensation and amortization of acquired intangibles.
Liquidity and Capital Resources
As of June 30, 2023, we had cash and cash equivalents of $675.1 million and short-term marketable securities of $3.0 billion. In any given period, cash and cash equivalents may consist of money market funds, reverse repurchase agreements and commercial paper. Short-term marketable securities consist primarily of U.S. treasury securities, non-U.S. government securities, high credit quality corporate debt securities and commercial paper. The cash and cash equivalents and short-term marketable securities are held for working capital purposes.
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
Our primary uses of cash include operating costs, such as personnel-related costs, network service provider costs, cloud infrastructure costs, facility-related spending, as well as, from time to time, acquisitions, investments and share repurchases. Our principal contractual and other commitments consist of obligations under our 2029 Notes and 2031 Notes, our operating leases for office space that we occupy, sublease or hold to sublease, and contractual commitments to our cloud infrastructure and network service providers. Refer to Note 12 and Note 14(a) to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for discussions of our obligations and commitments related to leases, debt and other purchase obligations.
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
Share Repurchase Program
In February 2023, our Board of Directors authorized a share repurchase program pursuant to which we may repurchase up to $1.0 billion in aggregate value of our Class A common stock. Repurchases under the program will be made through open market, private transactions or other means in compliance with applicable federal securities laws, and could include repurchases pursuant to Rule 10b5-1 trading plans. We have discretion in determining the conditions under which shares may be repurchased from time to time. The program expires on December 31, 2024.
In the three and six months ended June 30, 2023, we purchased $370.0 million in aggregate value, or 6.4 million shares, and $495.0 million in aggregate value, or 8.3 million shares, respectively, of our Class A common stock on the open market under this program. Approximately $505.0 million of the originally authorized amount remains available for future repurchases.
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
Cash Flows
The following table summarizes our cash flows:

	Six Months Ended
	June 30,
	2023	2022
	(In thousands)
Cash used in operating activities	$(14,220)	$(80,141)
Cash provided by (used in) investing activities	509,777	(635,629)
Cash (used in) provided by financing activities	(469,356)	34,402
Effect of exchange rate changes on cash, cash equivalents and restricted cash	108	313
Net increase (decrease) in cash, cash equivalents and restricted cash, including cash classified as held for sale	$26,309	$(681,055)
Cash, cash equivalents and restricted cash classified as held for sale	(7,306)	—
Net increase (decrease) in cash, cash equivalents and restricted cash	$19,003	$(681,055)

Cash Flows from Operating Activities
In the six months ended June 30, 2023, cash used in operating activities consisted primarily of our net loss of $508.3 million adjusted for non-cash items, including $323.9 million of stock-based compensation expense which included the impact of our February 2023 Plan, $146.4 million of depreciation and amortization expense, $62.8 million of our share of losses from an equity method investment, $46.2 million of impairment of an investment that we acquired in 2021, $36.1 million amortization of deferred commissions, $31.1 million of impairment of operating lease assets and other long-lived assets, $32.3 million loss on net assets held for sale or divested, $16.1 million of non-cash reduction in our operating right-of-use asset, and $241.2 million of cumulative changes in operating assets and liabilities. With respect to changes in operating assets and liabilities, accounts receivable and prepaid expenses increased $137.2 million primarily due to revenue growth, timing of cash receipts and prepayments and certain operating expenses. Accounts payable and other current liabilities decreased $57.9 million primarily driven by an $18.1 million decrease in the sabbatical benefit accrual as a result of lower headcount and sunsetting of the program. Operating lease liabilities decreased $27.9 million due to payments made against our operating lease obligations. Other long-term assets increased $19.2 million primarily due to an increase in the sales commissions balances related to the growth of our business. The loss on net assets held for sale and divested, the impairment of operating lease assets and other long lived assets, and the details of the February 2023 Plan are described further in Note 5, Note 6, and Note 7, respectively, to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
In the six months ended June 30, 2022, cash used in operating activities consisted primarily of our net loss of $544.4 million adjusted for non-cash items, including $397.4 million of stock-based compensation expense, $137.7 million of depreciation and amortization expense, $25.5 million of non-cash reduction to our operating right-of-use asset, $26.1 million amortization of deferred commissions and $160.0 million of cumulative changes in operating assets and liabilities. With respect to changes in operating assets and liabilities, accounts receivable and prepaid expenses increased $149.8 million primarily due to revenue growth, the timing of cash receipts and prepayments of our cloud infrastructure fees and certain operating expenses. Accounts payable and other current liabilities increased $85.1 million primarily due to increases in transaction volumes. Operating lease liabilities decreased $31.1 million due to payments made against our operating lease obligations. Other long-term assets increased $52.5 million primarily due to an increase in the sales commissions balances related to the growth of our business.
Cash Flows from Investing Activities
In the six months ended June 30, 2023, cash provided by investing activities was $509.8 million primarily consisting of $538.3 million of proceeds from sales and maturities of marketable securities, net of purchases of marketable securities and other investments; $20.1 million related to capitalized software development costs and $8.3 million related to purchases of long-lived assets.
In the six months ended June 30, 2022, cash used in investing activities was $635.6 million primarily consisting of $570.8 million of proceeds from sales and maturities of marketable securities, net of purchases of marketable securities and other investments, which includes $750.0 million paid to acquire our equity method investment in Syniverse; $31.7 million of net cash paid to acquire other businesses, $22.4 million related to capitalized software development costs and $10.8 million related to purchases of long-lived assets.
Cash Flows from Financing Activities
In the six months ended June 30, 2023, cash used in financing activities was $469.4 million primarily consisting of $485.1 million of cash paid to repurchase 8.3 million shares of our Class A common stock in the open market, including related costs, and $9.8 million in principal payments on debt and finance leases, offset by $28.1 million in proceeds from stock options exercised by our employees and shares issued under our employee stock purchase plan.
In the six months ended June 30, 2022, cash provided by financing activities was $34.4 million primarily consisting of $41.7 million in proceeds from stock options exercised by our employees, offset by $6.2 million in principal payments on debt and finance leases.

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
Interest Rate Risk
We had cash and cash equivalents of $675.1 million and marketable securities of $3.0 billion as of June 30, 2023. In any given period, cash and cash equivalents may consist of bank deposits, money market funds, reverse repurchase agreements and commercial paper. Marketable securities consist primarily of U.S. treasury securities, non-U.S. government securities and high credit quality corporate debt securities. The cash and cash equivalents and marketable securities are held for working capital purposes. Such interest‑earning instruments carry a degree of interest rate risk. To date, fluctuations in interest income have not been significant. The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. In March 2021, we issued $1.0 billion aggregate principal amount of our 2029 Notes and 2031 Notes carrying fixed interest rates of 3.625% and 3.875%, respectively. Due to the short‑term nature of our investments and fixed rate nature of our debt, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. A hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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
We enter into foreign currency derivative hedging transactions to mitigate our exposure to market risks that may result from changes in foreign currency exchange rates. For further information, refer to Note 9 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
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
Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2023, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
(b)    Changes in Internal Control
In connection with the reorganization and related impacts described in Note 8 and Note 10 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, in the second quarter of 2023, we modified the design of certain of our internal controls over activities related to accumulation, recording and reporting of information in our financial statements on a reporting unit level. Other than these changes, there were no other changes in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended June 30, 2023, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
(c)    Inherent Limitations on Effectiveness of Controls
Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the organization have been detected. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost‑effective control system, misstatements due to error or fraud may occur and not be detected.

PART II
Item 1. Legal Proceedings
Refer to Note 14(b) to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for a description of our current material legal proceedings.
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
•changes to segment reporting as a result of the Reorganization;
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

The current macroeconomic environment has constrained the budgets and financial resources of some of our current and prospective customers, which has caused the impacted current and prospective customers to become more budget-conscious, to delay and/or reduce spending. Given that a majority of our revenue is usage-based and impacted by general consumer sentiment and activity, our business may be more immediately and severely impacted by adverse macroeconomic conditions than those that rely primarily on software-as-a-service (“SaaS”) subscription revenue. The current macroeconomic environment has caused certain customers without long-term contracts with us to reduce or terminate their usage of our products without notice or termination changes, which has negatively impacted, and may in the future negatively impact, Communications revenue. Similarly, the current macroeconomic environment has caused certain customers to renegotiate existing contracts on less advantageous terms to us than those currently in place, default on payments due on existing contracts, or fail to renew at the end of their current contract term, which has had, and may continue to have, a negative impact on our Data & Applications revenue. A prolonged economic slowdown could exacerbate these negative effects on revenue and revenue growth in both our Communications and Data & Applications business units. Additionally, when customers fail to pay us or reduce their spending with us, we may be adversely affected by an inability to collect amounts due, the costs of enforcing the terms of our contracts, including through litigation, and/or a reduction in revenue. For example, in February 2023, one of our customers, Oi SA, a Brazilian telecom company, initiated reorganization proceedings in a Brazilian bankruptcy court as well as a secondary proceeding under Chapter 15 in the United States and exposed us to risks on collections of pre-petition receivables and ongoing revenue.

Many of our customers are in industries that have been negatively impacted by recent macroeconomic conditions, including customers in social media, cryptocurrencies, retail and e-commerce, consumer packaged goods, direct-to-consumer and other industries dependent on consumer spending, and the concentration of our customer base within these industries could exacerbate the effects of weakening macroeconomic conditions on our business. For example, we have generally experienced, and expect to continue to experience, longer sales cycles when engaging with current and potential customers in industries negatively impacted by macroeconomic conditions. Our products are also utilized by many small and medium-sized businesses, which have been, and may continue to be, adversely affected by the current economic downturn to a greater extent than larger enterprises with greater financial resources. To the extent that the effects of the current macroeconomic environment continue to adversely affect our business and the businesses of our current and prospective customers, our results of operations and financial condition may continue to be harmed, and many of the other risks described in this “Risk Factors” section will be exacerbated.
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
•the impact of new accounting pronouncements; and
•fluctuations in stock-based compensation expenses.
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
As a result of the reductions in force, we have incurred, and may continue to incur additional costs in the short-term, including cash expenditures for employee transitions, notice period and severance payments, employee benefits and related facilitation costs, as well as non-cash expenditures related to vesting of share-based awards. These additional cash and non-cash expenditures could have the effect of reducing our operating margins. Our reductions in force may result in other unintended consequences, including employee attrition beyond our intended reduction in force, which may also be further exacerbated by the actual or perceived declining value of our equity awards; damage to our corporate culture and decreased employee morale among our remaining employees, including as a result of reduced employee perks; diversion of management attention; damage to our reputation as an employer, which could make it more difficult for us to hire new employees in the future; and the loss of institutional knowledge and expertise of departing employees. If we experience any of these adverse consequences, our reductions in force and other restructuring efforts may not achieve or sustain their intended benefits, or the benefits, even if achieved, may not be adequate to meet our long-term profitability and operational expectations, which could adversely affect our business, results of operations and financial condition.
In addition, our reductions in force and other restructuring efforts could lead us to fail to meet, or cause delays in meeting, our operational and growth targets. While positions have been eliminated, functions that they performed remain necessary to our operations, and we may be unsuccessful in effectively and efficiently distributing the duties and obligations of departed employees among our remaining employees. The reduction in our workforce could also prevent us from pursuing new opportunities and initiatives or require us to adjust our growth strategy. As part of our reductions in force, we have reduced the size of our sales force to drive further efficiencies in our sales operations. With a smaller workforce, we are relying more heavily on our self-service model to drive sales of our Communications products to customers that do not require direct account coverage. Our self-service capabilities may not be as successful as we anticipate, and our efforts to accelerate Data & Applications sales may not be effective or may take longer than we expect to drive growth. If these factors lead us to fail to meet our operational and growth targets or to delays in meeting such targets, our business, results of operations and financial condition may be adversely affected.
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
In the first quarter of 2023, we reorganized our business into business units, and we have since adopted a two-segment reporting structure. These changes may be disruptive to our business and may not have the desired effects.
In the first quarter of 2023, we reorganized our business into two business units – Twilio Communications and Twilio Data & Applications – to enable us to develop the organization and systems to successfully operate a multi-product business and to better align our sales resources with customer and market opportunities. In addition, as the business units were created based on how management views and evaluates our business, beginning with the quarter ended June 30, 2023, we changed our operating and reporting segment structure from one reportable segment to two reportable segments, and revised our prior period presentation to conform to the new segments.
Our business unit reorganization and changes in our segment reporting structure have required, and will continue to require significant expenditures, allocation of valuable management resources, and significant demands on our operational and financial infrastructure. This could lead to a number of risks, including: actual or perceived disruption of service or reduction in service standards to our customers; the failure to preserve adequate internal controls as we reorganize our general and administrative functions, including our information technology and financial reporting infrastructure; the failure to preserve partnership, sales and other important relationships and to resolve conflicts that may arise; loss of sales as we eliminate certain sales positions, reorganize our sales teams into business units, and focus on leveraging our self-service capabilities; failure to develop effective cross-selling motions between the businesses; failure of the business units to drive efficiencies and leverage; diversion of management attention from ongoing business activities and core business objectives in order to manage operational changes; and the failure to maintain our corporate culture, employee morale and productivity, and to retain highly skilled employees due to reductions in our workforce and changes in leadership structure. Because of these and other factors, we cannot predict whether we will realize the purpose and anticipated benefits of Reorganization and segment reporting changes, and if we do not, our business, results of operations and financial condition could be adversely affected.

There is no guarantee that investors, analysts or the market will understand or favorably view the changes we make to our financial reporting in connection with the shift from one to two segments or that any such changes will have the desired effect. Failure of investors or analysts to understand our revised segment reporting structure may negatively affect their ability to understand our business and operating results, which could adversely affect our stock price. In addition, we test for goodwill impairment at the reporting unit level and consider the difference between the fair value of a reporting unit and its carrying value when determining whether any impairment exists. There can be no assurance that the change to our segment reporting structure will not result in impairment charges in future periods, which could harm our operating results.

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
The market for our products and platform continues to evolve, which makes our business and future prospects difficult to evaluate. We believe that our revenue currently constitutes a significant portion of the total revenue in the market, and therefore, we believe that our future success will depend in large part on the growth, if any, and evolution of this market. If developers and organizations do not recognize the need for and benefits of our products and platform, they may decide to adopt alternative products and services to satisfy some portion of their business needs. In order to grow our business and extend our market position, we intend to focus on educating developers and other potential customers about the benefits of our products and platform, expanding and improving the functionality of our products and bringing new technologies to market to increase market acceptance and use of our platform. Our growth will depend, in part, on our ability to leverage more of our self-service capability for developers that do not need direct account coverage. We will also continue to prioritize accelerating sales of our Twilio Data & Applications products, which could have an impact on our results of operations. Our ability to expand the market that our products and platform address depends upon a number of factors, including the cost, performance and perceived value associated with such products and platform. The market for our products and platform could fail to grow significantly, or at all, or there could be a reduction in demand for our products as a result of any number of factors, including a lack of developer acceptance, technological challenges, competing products and services, decreases in spending by current and prospective customers, weakening economic conditions, including due to labor shortages, supply chain disruptions and inflationary pressures and other causes. If our market does not experience significant growth or demand for our products decreases, then our business, results of operations and financial condition could be adversely affected.
If we fail to effectively manage our growth, then our business, results of operations and financial condition could be adversely affected.
Although we cannot provide any assurance that our business will continue to grow at the same rate or at all in the future, we have experienced substantial growth in our business and operations in recent years, which has placed, and may continue to place, significant demands on our management and our operational and financial resources, especially as we continue to focus on improving our operating efficiency. Although we completed workforce reduction plans in September 2022 and February 2023 to reduce operating costs, improve operating margins and accelerate profitability, we may experience employee growth in the future. We have also experienced significant growth in the number of customers, usage and amount of data that our platform and associated infrastructure support. As a result of this growth, our organizational structure is becoming more complex as we improve our operational, financial and management controls as well as our reporting systems and procedures. The expansion of our systems and infrastructure, as well as the changes arising from the Reorganization, will require us to commit substantial financial, operational, and technical resources. Our revenue may not increase as a result of our investments in these areas and, if revenue does increase, it may not increase enough to offset these investments, or it may take several periods before we begin to see the benefits of these investments. If we are unable to adequately manage our growth and other business changes in a manner that preserves the key aspects of our corporate culture, including as a result of our recent reductions in force and the Reorganization, the quality and performance of our products may suffer, which could negatively affect our brand, reputation and ability to retain and attract customers and employees. Finally, if we are unable to maintain reliable service levels for our customers or if the level of efficiency in our organization suffers as we grow and transform our operating model, then our business, results of operations and financial condition could be adversely affected.

We continue to scale the capacity of, and enhance the capability and reliability of, our technical infrastructure to support increased activity on our platform. Any failure to maintain performance, reliability, security, integrity and availability of our products and infrastructure to the satisfaction of our customers may harm our reputation and our ability to retain existing customers or attract new customers. If we fail to efficiently scale and manage our infrastructure, or if our customers experience service disruptions or outages, our business, financial condition and operating results may be adversely impacted.

The market in which we participate is intensely competitive, and if we do not compete effectively, our business, results of operations and financial condition could be harmed.
The market for customer engagement platforms is rapidly evolving, significantly fragmented and highly competitive, with relatively low barriers to entry in some segments. The principal competitive factors in our market include completeness of offering, credibility with customers, global reach, ease of integration and programmability, product features, platform scalability, reliability, deliverability, security and performance, brand awareness and reputation, the strength of sales and marketing efforts, customer support, as well as the cost of deploying and using our products. In our Communications business, our competitors are primarily (i) regional network service providers that offer limited developer functionality on top of their own physical infrastructure, (ii) communications platform-as-a-service (“CPaaS”) companies that offer communications products and applications, and (iii) other software companies that compete with portions of our communications product line. In our Data & Applications business, our competitors are primarily (i) legacy on-premises vendors, (ii) SaaS companies and marketing cloud platform vendors that offer bundled applications and platforms, and (iii) CRM and customer experience vendors.
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
We have incurred net losses in each year since our inception, including net losses of $508.3 million, $1.3 billion and $949.9 million in the six months ended June 30, 2023 and the years ended December 31, 2022 and 2021, respectively. We had an accumulated deficit of $4.4 billion as of June 30, 2023. We will need to generate and sustain increased revenue levels, and manage our operating expenses, in future periods to become profitable and, even if we do, we may not be able to maintain or increase our level of profitability. We expect to continue to expend substantial financial and other resources on, among other things: investments in our engineering team; improvements in security and data protection; the development of new products, features and functionality and enhancements to our platform; sales and marketing, including the continued expansion of our direct sales organization and marketing programs, especially for enterprises, organizations outside of the United States, and programs directed at increasing our brand awareness among developers, as well expansion of our self-service capabilities; expansion of our operations and infrastructure, both domestically and internationally; and general administration, including legal, accounting and other expenses related to being a public company. Our efforts to grow our business may be more costly than we expect, and we may not be able to increase our revenue enough to offset our increased operating expenses. We may incur significant losses in the future for a number of reasons, including the other risks described herein, and unforeseen expenses, difficulties, complications and delays and other unknown events. If we are unable to achieve and sustain profitability, or if we incur significant losses, the value of our business and Class A common stock may significantly decrease.

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
The market for communications in general, and cloud communications in particular, is subject to rapid technological change, evolving industry standards, changing regulations, as well as changing customer needs, requirements and preferences. These are all uncertain and we cannot predict the consequences, effects, or introduction of new, disruptive, emerging technologies or the manner and pace at which our market develops over time, and our ability to compete in our market depends on predicting and adapting to these changing circumstances. The success of our business will depend, in part, on our ability to adapt and respond effectively to these changes on a timely basis. If we are unable to develop new products that satisfy our customers and provide enhancements and new features for our existing products that keep pace with rapid technological and industry change, our business, results of operations and financial condition could be adversely affected. For example, with the development of next-generation solutions that utilize new and advanced features, including artificial intelligence (“AI”) and machine learning (“ML”), we expect to commit significant resources to developing new products and enhancements incorporating AI and ML, and there is no guarantee that our investments and efforts will result in wider adoption of our products in the marketplace. If new technologies emerge that are able to deliver competitive products and services at lower prices, more efficiently, more conveniently or more securely or new products are introduced into the market that could render our products obsolete, such technologies and products could adversely impact our ability to compete effectively and may lead to customers reduce or terminate their usage of our products.
Our platform must integrate with and leverage a variety of infrastructure, network, hardware, mobile and software platforms and technologies, and we need to continuously modify and enhance our products and platform to adapt to changes and innovation in these technologies. For example, Apple, Google and other cell-phone operating system providers or inbox service providers have developed and, may in the future develop, new applications or functions intended to filter spam and unwanted phone calls, messages or emails. Third party platforms may also implement changes to their privacy policies or practices that may impact us or our customers. In addition, our network service providers may adopt new filtering technologies in an effort to combat spam or robocalling. Such technologies may inadvertently filter desired messages or calls to or from our customers. If cell-phone operating system providers, network service providers, our customers or their end users adopt new software platforms or infrastructure, we may be required to develop new versions of our products to work with those new platforms or infrastructure. This development effort may require significant resources, which would adversely affect our business, results of operations and financial condition. Any failure of our products and platform to operate effectively with evolving or new platforms and technologies could reduce the demand for our products. If we are unable to respond to these changes in a cost-effective manner, our products may become less marketable and less competitive or obsolete, and our business, results of operations and financial condition could be adversely affected.

In the second quarter of 2023 we notified customers that we will begin gradually blocking U.S.-bound Application-to-Person (“A2P”) SMS and MMS messages from unregistered 10-digit long code (“10DLC”) phone numbers on July 5, 2023 and will completely block any remaining unregistered A2P 10DLC message traffic after August 31, 2023. These changes could result in reduced volume and revenue in our messaging products, which could adversely affect our results of operations.
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

For example, in recent years, multiple major U.S. mobile carriers have introduced A2P SMS service offerings that added a new fee for A2P SMS messages delivered to their respective subscribers, and, from time-to-time, other U.S. mobile carriers have added similar fees. While we have historically responded to these types of fee increases through a combination of further negotiating efforts with our network service providers, absorbing the increased costs or changing our prices to customers, there is no guarantee that we will continue to be able to respond in these ways in the future without a material negative impact to our business. In the case of these new carriers’ A2P SMS fees, after a short phase-in period where we absorbed the fees, we began on May 1, 2021 to pass these fees directly through to our customers who are sending SMS messages to these carriers’ subscribers. Passing these fees through to our customers typically has the effect of increasing our Communications revenue and cost of revenue, but typically does not impact the gross profit dollars received for sending these messages and, as a result, has a negative impact on our gross margins. Additionally, our ability to respond to any new fees may be constrained if all network service providers in a particular market impose equivalent fee structures, if the magnitude of the fees is disproportionately large when compared to the underlying prices paid by our customers, or if the market conditions limit our ability to increase the price we charge our customers.
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
For certain of our products, we primarily charge our customers based on their usage of such products. One of the challenges of this usage-based pricing model is the variability of the fees that we pay to network service providers over whose networks we transmit communications. Such network fees can vary daily or weekly and are affected by volume and other factors that may be outside of our control, and which are difficult to predict. This can result in us incurring increased costs that we may be unable or unwilling to pass through to our customers, which could adversely impact our business, results of operations and financial condition. If we elect to pass through increased fees to our customers, it could adversely affect our relationship with our customers and our customers may look for lower cost alternatives.
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
We are continuing to expand our international operations to increase our revenue from customers outside of the United States as part of our growth strategy. In the six months ended June 30, 2023 and the years ended December 31, 2022 and December 31, 2021, we derived 34%, 34% and 32% of our revenue from customer accounts located outside the United States, respectively. The future success of our business will depend, in part, on our ability to expand our customer base worldwide. Operating in international markets requires significant resources and management attention and will subject us to regulatory, economic and political risks in addition to those we already face in the United States.
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
In the six months ended June 30, 2023 and the years ended December 31, 2022 and 2021, our 10 largest Active Customer Accounts generated an aggregate of 11%, 12% and 11% of our revenue, respectively. If any of these customers, or other large customers do not continue to use our products, use fewer of our products, or use our products in a more limited capacity, or not at all, our business, results of operations and financial condition could be adversely affected. Additionally, the usage of our products by customers that do not have long-term contracts with us may change between periods. Those with no long-term contract with us may reduce or fully terminate their usage of our products at any time without notice, penalty or termination charges, which may adversely impact our results of operations.
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

•evaluating and forecasting the financial impact of such acquisitions, partnerships and investments, including accounting charges; and
•affecting potential actions that may be required in connection with obtaining regulatory approvals.
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

From time to time we may also divest or stop investing in certain businesses or products. For example, in the second quarter of 2023, we sold our Internet of Things assets and liabilities to a third party and in the third quarter of 2023, we sold our ValueFirst business to a third party. The sale of a business or product may require us to restructure operations and/or terminate employees, and could expose us to unanticipated ongoing obligations and liabilities, including as a result of our indemnification obligations. Additionally, such transactions could disrupt our customer, supplier and/or employee relationships and divert management and our employees’ time and attention. During the pendency of a divestiture, we may be subject to risks related to a decline in the business, loss of employees, customers, or suppliers, and that the transaction may not close, which could have an adverse effect on the business to be divested and on us. Additionally, we may experience harm to our financial results, including loss of revenue, and we may not realize the expected benefits and cost savings of these actions and our operating results may be adversely impacted.
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
We depend upon our IT systems to conduct virtually all of our business operations, ranging from our internal operations and research and development activities to our marketing and sales efforts and communications with our customers and business partners. We have in the past and may in the future be subject to a variety of evolving threats, including but not limited to social-engineering attacks (including through phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks (such as credential stuffing), personnel misconduct or error, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss or unavailability of data or other information technology assets, adware, telecommunications failures, earthquakes, fires, floods, natural disasters, and other similar threats.
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
Furthermore, we are required to comply with laws and regulations that require us to maintain the security of personal information and we may have contractual and other legal obligations to notify customers, regulators, impacted individuals or other relevant stakeholders of security breaches. Such disclosures are costly, and the disclosures or the failure to comply with such requirements could lead to adverse consequences. If we (or a third party upon whom we rely) experience a security incident or are perceived to have experienced a security incident, we may experience adverse consequences. These consequences may include: government enforcement actions and other actions or proceedings (for example, investigations, audits, and inspections), and related fines, penalties, required remedial actions, or other obligations and liabilities; additional reporting requirements and/or oversight; restrictions on processing or transferring data (including personal data); claims, demands, and litigation (including class claims); indemnification obligations; monetary fund diversions; interruptions in our operations (including availability of data); financial loss and other similar harms. Actual and perceived security incidents and attendant consequences could also lead to negative publicity and reputational harm, may cause our customers to lose confidence in the effectiveness of our security measures and require us to expend significant capital and other resources to respond to and/or mitigate the security incident. Accordingly, if our cybersecurity measures or those of AWS or our service providers fail to protect against unauthorized access, attacks (which may include sophisticated cyberattacks), or if our employees or contractors compromise or mishandle data, then our reputation, customer trust, business, results of operations and financial condition could be adversely affected.
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
We outsource a substantial majority of our cloud infrastructure to AWS, which hosts our products and platform. Our customers need to be able to reliably access our platform, without material interruption or degradation of performance. AWS runs its own platform that we access, and we are, therefore, vulnerable to service interruptions at AWS. We have experienced, and expect that we may experience interruptions, delays and outages in service and availability in the future due to a variety of factors, including infrastructure changes, human or software errors, website hosting disruptions and capacity constraints. Capacity constraints could be caused by a number of potential causes, including technical failures, natural disasters, public health epidemics or pandemics (such as COVID-19), fraud or security attacks. In addition, if our security, or that of AWS, is compromised, our products or platform are unavailable, or if our users are unable to use our products within a reasonable amount of time or at all, any one of which may be due to circumstances beyond our control, then our business, results of operations and financial condition could be adversely affected. In some instances, we may encounter difficulties or otherwise not be able to identify the cause or causes of these performance problems within a period of time acceptable to our customers. It may become increasingly difficult to maintain and improve our platform performance and to troubleshoot performance issues, especially during peak usage times, as our products become more complex and the usage of our products increases. To the extent that we do not effectively address capacity constraints, either through AWS or alternative providers of cloud infrastructure, or other factors that may result in interruptions, delays and outages in service and availability of our products and/or services, our business, results of operations and financial condition may be adversely affected. In addition, if Amazon requires that we comply with unfavorable terms in order to continue our use of AWS or if Amazon implements any changes in its service levels for AWS, the changes may adversely affect our ability to meet our customers’ requirements, result in negative publicity which could harm our reputation and brand and may adversely affect the usage of our platform.
The substantial majority of the services we use from AWS are for cloud-based server capacity and, to a lesser extent, storage and other optimization offerings. AWS enables us to order and reserve server capacity in varying amounts and sizes distributed across multiple regions. We access AWS infrastructure through standard IP connectivity protocols. AWS provides us with computing and storage capacity pursuant to an agreement that continues until terminated by either party. AWS may terminate the agreement if we fail to cure a breach of the agreement within 30 days of our being notified of the breach and, in some cases, AWS may suspend the agreement immediately for cause upon notice. Although we expect that we could procure similar services from other third parties, if any of our arrangements with AWS are terminated, we could experience interruptions to our platform and encounter difficulties in our ability to make our products reliably accessible by customers, as well as delays and additional expenses in procuring, implementing, and transitioning to alternative cloud infrastructure services. Any of the above circumstances or events may harm our reputation, erode customer trust, cause customers to stop using or reduce their usage of our products, discourage them from renewing their contracts, impair our ability to increase revenue from existing customers, impair our ability to grow our customer base, subject us to financial penalties and liabilities under our service level agreements and otherwise harm our business, results of operations and financial condition.
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
The CCPA imposes obligations on businesses to which it applies. These obligations include, but are not limited to, providing specific disclosures in privacy notices and affording California residents certain rights related to their personal information. The CCPA allows for statutory fines for noncompliance. In addition, the California Privacy Rights Act of 2020 (“CPRA”), which became enforceable as of January 1, 2023, expanded the CCPA protections for consumers and employees. Similar laws have been enacted or been proposed at the state and federal levels. For example, Connecticut, Utah, Virginia and Colorado have each passed laws similar to but different from the CCPA and CPRA that have taken or will take effect in 2023; Florida, Montana, and Texas have enacted similar legislation that becomes effective in 2024; Tennessee and Iowa have passed such a law that will take effect in 2025; and Indiana has enacted similar legislation that will become effective in 2026. If we become subject to new privacy, data protection and data security laws, the risk of enforcement action against us could increase because we may become subject to additional obligations, and the number of individuals or entities that can initiate actions against us may increase, including individuals, via a private right of action, and state actors.
Outside the United States, an increasing number of laws, regulations, and industry standards apply to privacy, data protection and data security. For example, the GDPR, the United Kingdom’s Data Protection Act 2018 (“UK GDPR”) and the Swiss Federal Act on Data Protection impose strict requirements for processing the personal information of individuals protected by the legislation, whether their data is processed within or outside the European Economic Area (“EEA”), the United Kingdom (“UK”) and Switzerland, respectively (such jurisdictions, collectively, “Europe”). For example, the GDPR imposes significant requirements regarding the processing of individuals’ personal information, including in relation to transparency, lawfulness of processing, individuals’ privacy rights, compliant contracting, data minimization, data breach notification, data re-usage, data retention, security of processing and international data transfers. Under the GDPR and UK GDPR, government regulators may impose temporary or definitive bans on data processing or data transfers, require a company to delete data, as well as impose significant fines, potentially ranging up to 20 million Euros under the GDPR, 17.5 million GBP under the UK GDPR, or 4% of a company’s worldwide revenue, whichever is higher. Further, individuals may initiate compensation claims or litigation related to our processing of their personal information. Other privacy laws in Europe impose strict requirements around marketing communications and the deployment of cookies on users’ devices. As another example, Brazil’s General Data Protection Law (Lei Geral de Proteção de Dados Pessoais, or “LGPD”) (Law No. 13,709/2018) may apply to our operations. The LGPD broadly regulates processing of personal information of individuals in Brazil and imposes compliance obligations and penalties comparable to those of the GDPR. Additionally, we expect an increase in the regulation of the use of AI and ML in products and services. For example, in Europe, the proposed AI Act, if adopted, could impose onerous obligations related to the development, placing on the market and use of AI-related systems. We may have to change our business practices to comply with such obligations.
Further, the interpretation and application of new domestic and foreign laws and regulations in many cases is uncertain, and our legal and regulatory obligations in such jurisdictions are subject to frequent and unexpected changes, including the potential for various regulatory or other governmental bodies to enact new or additional laws or regulations, to issue rulings that invalidate prior laws or regulations, or to increase penalties significantly. For example, the EU’s Digital Services Act and Digital Markets Act recently entered into force, whereas proposed laws in Europe include the Artificial Intelligence Act and the Data Act. Also, the UK Parliament is currently debating the Data Protection and Digital Information (No. 2) Bill which, if enacted, will introduce certain changes to the UK’s data protection laws.
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
As a cumulative example of these risks, because our primary data processing facilities are in the United States, we have experienced hesitancy, reluctance, or refusal by European or multinational customers to continue to use our services due to the potential risks posed as a result of the Court of Justice’s July 2020 ruling in the “Schrems II” case, as well as related guidance from regulators and the recent enforcement action against Meta by the Irish Data Protection Commission. For example, absent appropriate safeguards or other circumstances, the GDPR and laws in Switzerland and the UK generally restrict the transfer of personal information to countries outside of the EEA, Switzerland and the UK such as the United States, that the European Commission does not consider as providing an adequate level of privacy, data protection and data security. On March 25, 2022, the United States and EU announced an “agreement in principle” to replace the EU-U.S. Privacy Shield transfer framework with the Trans-Atlantic Data Privacy Framework. Progress has since been made towards the establishment of this as a valid transfer mechanism with President Biden’s issuance of the Executive Order Enhancing Safeguards for United States Signals Intelligence Activity in October 2022. Additionally, on December 13, 2022, the European Commission published a draft adequacy decision on the level of protection of personal data under the EU-U.S. Data Privacy Framework and on February 28, 2023, the European Data Protection Board adopted its opinion on the draft adequacy decision on the level of protection of personal data under the EU-U.S. Data Privacy Framework, but this framework has not yet been established. If we cannot implement and maintain a valid mechanism for cross-border data transfers, we and our customers may face increased exposure to regulatory actions, substantial fines, and injunctions against processing or transferring personal information from Europe or elsewhere. The inability to import personal information to the United States could significantly and negatively impact our business operations; limit our ability to collaborate with parties that are subject to data privacy and security laws; or require us to increase our personal information processing capabilities in Europe and/or elsewhere at significant expense. In addition, outside of Europe, other jurisdictions have proposed and enacted laws relating to cross-border data transfer or requiring personal information, or certain subcategories of personal information, to be stored in the jurisdiction of origin. If we are unable to increase our data processing capabilities and storage in Europe and other countries to limit or eliminate the need for data transfers out of Europe and other applicable countries quickly enough, and other valid solutions for personal information transfers to the United States or other countries are not available or are difficult to implement in the interim, we will likely face continuing reluctance from European and multinational customers to use our services and increased exposure to regulatory actions, substantial fines and injunctions against processing or transferring personal information across borders.
Evolving laws, regulations, and other actual and asserted obligations relating to privacy, data protection, and data security, as well as any new or evolving obligations relating to the use of AI and ML technologies, could reduce demand for our platform, increase our costs, impair our ability to grow our business, or restrict our ability to store and process data or, in some cases, impact our ability to offer our service in some locations and may subject us to liability. Further, in view of new or modified federal, state or foreign laws and regulations, industry standards, contractual obligations and other actual and asserted obligations, or any changes in their interpretation, we may find it necessary or desirable to fundamentally change our business activities and practices or to expend significant resources to modify our practices and platform and otherwise adapt to these changes. We may be unable to make such changes and modifications in a commercially reasonable manner or at all, and our ability to develop new products and features could be limited.
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
We also rely, in part, on contractual confidentiality obligations we impose on our business partners, employees, consultants, advisors, customers and others in our efforts to protect our proprietary technology, processes and methods. These obligations may not effectively prevent unauthorized disclosure or use of our confidential information, and it may be possible for unauthorized parties to copy or access our software or other proprietary technology or information, or to develop similar products independently without us having an adequate remedy for unauthorized use or disclosure of our confidential information. In addition, others may independently discover our trade secrets and proprietary information, and in these cases, we may not be able to assert any trade secret rights against those parties.
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
In addition, Congress and the FCC are attempting to mitigate the prevalence of robocalls by requiring participation in a technical standard called Signature-based Handling of Asserted Information Using toKENs (“SHAKEN”) and Secure Telephone Identity Revisited (“STIR”) (together, “SHAKEN/STIR”), which allows voice carriers to authenticate caller ID, prohibiting malicious spoofing.
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
The Federal Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003 (the “CAN-SPAM Act”) establishes certain requirements for commercial email messages and transactional email messages and specifies penalties for the transmission of email messages that are intended to deceive the recipient as to source or content. Among other things, the CAN-SPAM Act, obligates the sender of commercial emails to provide recipients with the ability to “opt-out” of receiving future commercial emails from the sender. In addition, some states have passed laws regulating commercial email practices that are significantly more restrictive and difficult to comply with than the CAN-SPAM Act. For example, Utah and Michigan prohibit the sending of email messages that advertise products or services that minors are prohibited by law from purchasing or that contain content harmful to minors to email addresses listed on specified child protection registries. Some portions of these state laws may not be preempted by the CAN-SPAM Act. In addition, certain non-U.S. jurisdictions in which we operate have enacted laws regulating the sending of email that are more restrictive than U.S. laws. For example, some foreign laws prohibit sending broad categories of email unless the recipient has provided the sender advance consent (or “opted-in”) to receipt of such email. If we were found to be in violation of the CAN-SPAM Act, applicable state laws governing email not preempted by the CAN-SPAM Act or foreign laws regulating the distribution of email, whether as a result of violations by our customers or our own acts or omissions, we could be required to pay large penalties, which would adversely affect our financial condition, significantly harm our business, injure our reputation and erode customer trust. The terms of any injunctions, judgments, consent decrees or settlement agreements entered into in connection with enforcement actions or investigations against our company in connection with any of the foregoing laws may also require us to change one or more aspects of the way we operate our business, which could impair our ability to attract and retain customers or could increase our operating costs.
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
We are also subject to U.S. and foreign anti-corruption and anti-bribery laws, including the FCPA, the UK Bribery Act 2010, and other anti-corruption laws and regulations in the countries in which we conduct activities. Anti-corruption laws are interpreted broadly and generally prohibit companies, their employees, agents, representatives, business partners, and third parties intermediaries from directly or indirectly authorizing, offering, or providing, improper payments or things of value to recipients in the public or private sector, and also require that we maintain accurate books and records and adequate internal controls and compliance procedures designed to prevent violations. We sometimes leverage third parties to sell our products and conduct our business abroad. We, our employees, agents, representatives, business partners and third-party intermediaries may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities and we may be held liable for the corrupt or other illegal activities of these employees, agents, representatives, business partners or third-party intermediaries even if we do not explicitly authorize such activities. We cannot assure you that none of our employees, agents, representatives, business partners or third-party intermediaries will fail to comply with our policies and applicable laws and regulations, for which we may ultimately be held responsible. Any allegations or violation of the FCPA or other applicable anti-bribery and anti-corruption laws and anti-money laundering laws could result could result in whistleblower complaints, sanctions, settlements, prosecution, enforcement actions, significant fines and penalties, damages, adverse media coverage, investigations, loss of export privileges, severe criminal or civil sanctions, or suspension or debarment from government contracts, all of which may have an adverse effect on our reputation, business, results of operations, and prospects. Responding to any investigation or action will likely result in a materially significant diversion of management’s attention and resources and significant defense costs and other professional fees.
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
As of June 30, 2023, we had $1.0 billion of indebtedness outstanding (excluding intercompany indebtedness). Our indebtedness may:
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
We intend to continue to make investments to support our business and may require additional funds. In particular, we may seek additional funds to develop new products and enhance our platform and existing products, expand our operations, including our sales and marketing organizations and our presence outside of the United States, improve our infrastructure or acquire complementary businesses, technologies, services, products and other assets. In addition, we may use a portion of our cash to satisfy tax withholding and remittance obligations related to outstanding restricted stock units. Accordingly, we may need to engage in equity or debt financings to secure additional funds. If we raise additional funds through future issuances of equity or convertible debt securities, our stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our Class A common stock. Any debt financing that we may secure in the future could involve restrictive covenants relating to our capital raising activities, our ability to repurchase stock, and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities. We may not be able to obtain additional financing on terms favorable to us, if at all, particularly during times of market volatility and general economic instability. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth, scale our infrastructure, develop product enhancements and to respond to business challenges could be significantly impaired, and our business, results of operations and financial condition may be adversely affected.
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
We review our intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. As of June 30, 2023, we carried a net $6.0 billion of goodwill and intangible assets. An adverse change in market conditions or significant changes in accounting conclusions, particularly if such changes have the effect of changing one of our critical assumptions or estimates, could result in a change to the estimation of fair value that could result in an impairment charge to our goodwill or intangible assets. Any such charges may adversely affect our results of operations.
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
Significant judgments and estimates are required in determining our provision for income taxes and other tax liabilities. Our tax expense may be impacted, for example, if tax laws change or are clarified to our detriment or if tax authorities successfully challenge the tax positions that we take, such as, for example, positions relating to the arm’s-length pricing standards for our intercompany transactions and our indirect tax positions. In determining the adequacy of our provision for income taxes, we assess the likelihood of adverse outcomes that could result if our tax positions were challenged by the Internal Revenue Service (“IRS”), and other tax authorities. Should the IRS or other tax authorities assess additional taxes as a result of examinations, we may be required to record charges to operations that could adversely affect our results of operations and financial condition.
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
Historically, we have not billed or collected taxes in certain jurisdictions and, in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”), we have recorded a provision for our tax exposure in these jurisdictions when it is both probable that a liability has been incurred and the amount of the exposure can be reasonably estimated. We reserved $31.8 million and $20.5 million for domestic jurisdictions and jurisdictions outside of the United States, respectively, on our June 30, 2023 balance sheet for these tax payments. These estimates include several key assumptions, including, but not limited to, the taxability of our products, the jurisdictions in which we believe we have nexus or a permanent establishment, and the sourcing of revenues to those jurisdictions. In the event these jurisdictions challenge our assumptions and analysis, our actual exposure could differ materially from our current estimates and reserves. If the actual payments we make to any jurisdiction exceed the accrual in our balance sheet, our results of operations would be harmed. In addition, some customers may question the incremental tax charges and seek to negotiate lower pricing from us, which could adversely affect our business, results of operations and financial condition.
We are in discussions with certain jurisdictions regarding potential sales and other indirect taxes for prior periods that we may owe. If any of these jurisdictions disagree with management's assumptions and analysis, the assessment of our tax exposure could differ materially from management's current estimates. For example, San Francisco City and County has assessed us for $38.8 million in taxes, including interest and penalties, which exceeded the $11.5 million we had accrued for that assessment. We have paid the full amount, as required by law, and the payment made in excess of the accrued amount is reflected as a deposit on our balance sheet. We believe, however, that this assessment is incorrect and, after failing to reach a settlement, filed a lawsuit on May 27, 2021 contesting the assessment. The previously set trial date remains vacated, and the parties expect to file an update with the Court on the status of the case in October 2023. However, litigation is uncertain and a ruling against us may adversely affect our financial position and results of operations.
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
Our amended and restated certificate of incorporation, second amended and restated bylaws and Delaware law contain provisions which could have the effect of rendering more difficult, delaying, or preventing an acquisition deemed undesirable by our Board of Directors. Among other things, our amended and restated certificate of incorporation and second amended and restated bylaws include provisions:
•authorizing “blank check” preferred stock, which could be issued by our Board of Directors without stockholder approval and may contain voting, liquidation, dividend and other rights superior to our Class A common stock;
•limiting the liability of, and providing indemnification to, our directors and officers;
•limiting the ability of our stockholders to call and bring business before special meetings;
•providing that our Board of Directors is classified into three classes of directors with staggered three-year terms;
•prohibiting stockholder action by written consent, instead requiring all stockholder actions to be taken at a meeting of our stockholders;
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
Our second amended and restated bylaws provide that the Court of Chancery of the State of Delaware is the exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.
Our second amended and restated bylaws provide that the Court of Chancery of the State of Delaware is the exclusive forum for the following types of actions or proceedings under Delaware statutory or common law:
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
During the three months ended June 30, 2023, we issued 22,102 shares of our unregistered Class A common stock to an independent donor advised fund to further our Twilio.org philanthropic goals. The shares were “restricted securities” for purposes of Rule 144 under the Securities Act, and had an aggregate fair market value on the date of donation of $1.0 million. The foregoing transaction did not involve any underwriters, any underwriting discounts or commissions, or any public offering. We believe the offer, sale and issuance of the above shares were exempt from registration under the Securities Act by virtue of Section 4(a)(2) of the Securities Act because the issuance of the shares did not involve a public offering.
Issuer Purchases of Equity Securities
The following table summarizes the share repurchase activity for the three months ended June 30, 2023:

	Total Number of Shares Purchased(1)	Average Price Paid Per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
	(In thousands)		(In thousands)	(In millions)
April 1 - 30, 2023	1,636	$58.06	1,636	$780
May 1 - 31, 2023	2,991	$53.52	2,991	$620
June 1 - 30, 2023	1,747	$65.85	1,747	$505
	6,374		6,374
_____________________________
(1) In February 2023, our Board of Directors authorized a share repurchase program to repurchase up to $1.0 billion in aggregate value of our Class A common stock. Repurchases under the program can be made through open market transactions, privately negotiated transactions and other means in compliance with applicable federal securities laws, including through Rule 10b5-1 plans. We have discretion in determining the conditions under which shares may be repurchased from time to time. The program expires on December 31, 2024. Refer to Note 15 — Stockholders' Equity in Part I, Item 1, of this Quarterly Report on Form 10-Q for additional information related to share repurchases.

(2) Average price paid per share includes costs associated with the repurchases.

Item 5. Other Information
Securities Trading Plans of Directors and Executive Officers
During the three months ended June 30, 2023, the following “Rule 10b5-1 trading arrangements” (as defined in Item 408 of Regulation S-K) were adopted or terminated by our directors and officers, each of which was intended to satisfy the affirmative defense in Rule 10b5-1(c):
On May 11, 2023, Richard Dalzell, a former member of our Board of Directors who did not stand for re-election at our annual meeting of stockholders on June 13, 2023, terminated a Rule 10b5-1 trading plan in connection with the termination of his service as a director. The terminated trading plan was effective until May 15, 2024 and provided for the sale of up to 18,000 shares of our Class A common stock.
On May 23, 2023, Dana Wagner, our Chief Legal Officer, adopted a Rule 10b5-1 trading plan (the “prior plan”) providing for the sale of shares of our Class A common stock. Due to clerical errors, prior to any sale being made pursuant to the prior plan, the prior plan was terminated on June 1, 2023. Mr. Wagner adopted a new Rule 10b5-1 trading plan (the “updated plan”) on June 5, 2023, to be effective until August 13, 2024, which provides for the sale of up to 94,379 shares of our Class A common stock, plus any shares acquired pursuant to equity awards granted after the adoption of the updated plan or purchased under our employee stock purchase plan prior to the termination of the updated plan.
The number of shares listed above for Mr. Wagner includes performance-based awards presented at their target amounts and shares subject to limit orders that may or may not execute. The number of shares eligible for sale will also be reduced by shares sold in mandatory transactions to cover withholding taxes.
Item 6.     Exhibits
The documents listed in the Exhibit Index of this Quarterly Report on Form 10-Q are incorporated by reference or are filed with this Quarterly Report on Form 10-Q, in each case as indicated therein.

EXHIBIT INDEX
Exhibit Number		Incorporated by Reference
	Description	Form	File No.	Exhibit	Filing Date

3.1	Certificate of Retirement of Class B Common Stock of Twilio Inc. dated June 28, 2023	8-K	001-37806	3.1	June 29, 2023

31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				Filed herewith

31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				Filed herewith

32.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				Furnished herewith

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document				Filed herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document				Filed herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				Filed herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document				Filed herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				Filed herewith

104	Cover Page with Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)
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

TWILIO INC.

August 8, 2023	/s/ JEFF LAWSON
Jeff Lawson Director and Chief Executive Officer (Principal Executive Officer)

August 8, 2023	/s/ AIDAN VIGGIANO
Aidan Viggiano Chief Financial Officer (Principal Accounting and Financial Officer)