Form 10-Q
period 2023-09-30
TWILIO INC
filed 2023-11-09
CIK 1447669

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________
FORM 10-Q
_____________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023

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

As of November 1, 2023, 181,042,862 shares of the registrant’s Class A common stock were outstanding.
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

TWILIO INC.
Quarterly Report on Form 10-Q
For the Three Months Ended September 30, 2023

Item 1. Financial Statements
TWILIO INC.
Condensed Consolidated Balance Sheets
(Unaudited)

	As of September 30,	As of December 31,
	2023	2022
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$677,917	$651,752
Short-term marketable securities	3,179,492	3,503,317
Accounts receivable, net	557,201	547,507
Prepaid expenses and other current assets	326,968	281,510
Total current assets	4,741,578	4,984,086
Property and equipment, net	222,257	263,979
Operating right-of-use assets	79,126	121,341
Equity method investment	623,118	699,911
Intangible assets, net	678,721	849,935
Goodwill	5,243,266	5,284,153
Other long-term assets	269,672	360,899
Total assets	$11,857,738	$12,564,304
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$104,424	$124,605
Accrued expenses and other current liabilities	423,812	490,221
Deferred revenue and customer deposits	145,955	139,110
Operating lease liability, current	51,926	54,222
Total current liabilities	726,117	808,158
Operating lease liability, noncurrent	133,881	164,551
Finance lease liability, noncurrent	11,506	21,290
Long-term debt, net	988,555	987,382
Other long-term liabilities	18,298	23,881
Total liabilities	1,878,357	2,005,262
Commitments and contingencies (Note 14)
Stockholders' equity:
Preferred stock	—	—
Class A and Class B common stock	182	186
Additional paid-in capital	14,610,887	14,055,853
Accumulated other comprehensive loss	(52,726)	(121,161)
Accumulated deficit	(4,578,962)	(3,375,836)
Total stockholders’ equity	9,979,381	10,559,042
Total liabilities and stockholders’ equity	$11,857,738	$12,564,304
See accompanying notes to condensed consolidated financial statements.

TWILIO INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
	(In thousands, except share and per share amounts)
Revenue	$1,033,670	$983,030	$3,077,995	$2,801,747
Cost of revenue	517,351	520,955	1,565,231	1,469,312
Gross profit	516,319	462,075	1,512,764	1,332,435
Operating expenses:
Research and development	241,654	284,735	707,145	804,987
Sales and marketing	262,898	328,833	784,383	951,697
General and administrative	114,071	135,331	361,491	392,319
Restructuring costs	3,437	72,451	140,281	72,451
Impairment of long-lived assets	3,162	97,722	34,278	97,722
Total operating expenses	625,222	919,072	2,027,578	2,319,176
Loss from operations	(108,903)	(456,997)	(514,814)	(986,741)
Other expenses, net:
Share of losses from equity method investment	(31,058)	(13,376)	(93,838)	(13,376)
Impairment of strategic investments	—	—	(46,154)	—
Other income (expenses), net	1	(8,374)	17,731	(23,290)
Total other expenses, net	(31,057)	(21,750)	(122,261)	(36,666)
Loss before provision for income taxes	(139,960)	(478,747)	(637,075)	(1,023,407)
Provision for income taxes	(1,747)	(3,580)	(12,958)	(3,316)
Net loss attributable to common stockholders	$(141,707)	$(482,327)	$(650,033)	$(1,026,723)
Net loss per share attributable to common stockholders, basic and diluted	$(0.78)	$(2.63)	$(3.54)	$(5.63)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	181,749,309	183,692,564	183,854,526	182,319,735
See accompanying notes to condensed consolidated financial statements.

TWILIO INC.
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
	(In thousands)
Net loss	$(141,707)	$(482,327)	$(650,033)	$(1,026,723)
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities	13,921	(22,151)	53,276	(103,999)
Foreign currency translation	5,018	(2,192)	5,587	(4,646)
Net change in market value of effective foreign currency forward exchange contracts	(8,626)	(19,196)	(7,458)	(34,154)
Share of other comprehensive (loss) income from equity method investment	(2,764)	(4,243)	17,030	(4,243)
Total other comprehensive income (loss)	7,549	(47,782)	68,435	(147,042)
Comprehensive loss attributable to common stockholders	$(134,158)	$(530,109)	$(581,598)	$(1,173,765)
See accompanying notes to condensed consolidated financial statements.

TWILIO INC.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Common Stock Class A		Common Stock Class B		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
	(In thousands, except share amounts)
Balance as of December 31, 2022	176,358,104	$174	9,617,605	$12	$14,055,853	$(121,161)	$(3,375,836)	$10,559,042
Net loss	—	—	—	—	—	—	(342,139)	(342,139)
Exercises of vested stock options	66,968	—	97,199	—	3,264	—	—	3,264
Vesting of restricted stock units	1,516,634	2	—	—	(2)	—	—	—
Value of equity awards withheld for tax liability	(36,965)	—	—	—	(2,456)	—	—	(2,456)
Conversion of shares of Class B common stock into shares of Class A common stock	97,199	—	(97,199)	—	—	—	—	—
Shares of Class A common stock issued and donated to charity	22,102	—	—	—	1,599	—	—	1,599
Unrealized gain on marketable securities	—	—	—	—	—	30,750	—	30,750
Repurchases of shares of Class A common stock including related costs	(1,902,124)	(2)	—	—	—	—	(124,990)	(124,992)
Foreign currency translation	—	—	—	—	—	483	—	483
Net change in market value of effective foreign currency forward exchange contracts	—	—	—	—	—	3,335	—	3,335
Share of other comprehensive income from equity method investment	—	—	—	—	—	14,648	—	14,648
Stock-based compensation	—	—	—	—	164,999	—	—	164,999
Stock-based compensation - restructuring	—	—	—	—	10,333	—	—	10,333
Balance as of March 31, 2023	176,121,918	$174	9,617,605	$12	$14,233,590	$(71,945)	$(3,842,965)	$10,318,866
Net loss	—	—	—	—	—	—	(166,187)	(166,187)
Exercises of vested stock options	33,438	—	30,783	—	1,477	—	—	1,477
Vesting of restricted stock units	1,144,112	1	—	—	(1)	—	—	—
Value of equity awards withheld for tax liability	(872)	—	—	—	(53)	—	—	(53)
Conversion of shares of Class B common stock into shares of Class A common stock	9,648,388	12	(9,648,388)	(12)	—	—	—	—
Shares issued under ESPP	579,857	—	—	—	23,337	—	—	23,337
Shares of Class A common stock issued and donated to charity	22,102	—	—	—	1,047	—	—	1,047
Unrealized gain on marketable securities	—	—	—	—	—	8,605	—	8,605
Repurchases of shares of Class A common stock including related costs	(6,374,327)	(6)	—	—	—	—	(373,141)	(373,147)
Foreign currency translation	—	—	—	—	—	86	—	86
Net change in market value of effective foreign currency forward exchange contracts	—	—	—	—	—	(2,167)	—	(2,167)
Share of other comprehensive income from equity method investment	—	—	—	—	—	5,146	—	5,146
Stock-based compensation	—	—	—	—	159,253	—	—	159,253
Stock-based compensation - restructuring	—	—	—	—	296	—	—	296
Balance as of June 30, 2023	181,174,616	$181	—	$—	$14,418,946	$(60,275)	$(4,382,293)	$9,976,559

TWILIO INC.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Common Stock Class A		Common Stock Class B		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
	(In thousands, except share amounts)
Balance as of June 30, 2023	181,174,616	$181	—	$—	$14,418,946	$(60,275)	$(4,382,293)	$9,976,559
Net loss	—	—	—	—	—	—	(141,707)	(141,707)
Exercises of vested stock options	100,000	—	—	—	871	—	—	871
Vesting of restricted stock units	1,669,596	2	—	—	(2)	—	—	—
Value of equity awards withheld for tax liability	(417)	—	—	—	(27)	—	—	(27)
Shares of Class A common stock issued and donated to charity	22,102	—	—	—	1,339	—	—	1,339
Unrealized gain on marketable securities	—	—	—	—	—	13,921	—	13,921
Repurchases of shares of Class A common stock including related costs	(899,799)	(1)	—	—	—	—	(54,962)	(54,963)
Foreign currency translation	—	—	—	—	—	5,018	—	5,018
Net change in market value of effective foreign currency forward exchange contracts	—	—	—	—	—	(8,626)	—	(8,626)
Share of other comprehensive loss from equity method investment	—	—	—	—	—	(2,764)	—	(2,764)
Stock-based compensation	—	—	—	—	189,293	—	—	189,293
Stock-based compensation - restructuring	—	—	—	—	467	—	—	467
Balance as of September 30, 2023	182,066,098	$182	—	$—	$14,610,887	$(52,726)	$(4,578,962)	$9,979,381
See accompanying notes to condensed consolidated financial statements.

TWILIO INC.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Common Stock Class A		Common Stock Class B		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
	(In thousands, except share amounts)
Balance as of December 31, 2021	170,625,994	$168	9,842,105	$12	$13,169,118	$(18,141)	$(2,119,691)	$11,031,466
Net loss	—	—	—	—	—	—	(221,627)	(221,627)
Exercises of vested stock options	180,643	—	193,889	—	11,727	—	—	11,727
Vesting of restricted stock units	877,089	1	—	—	(1)	—	—	—
Value of equity awards withheld for tax liability	(5,804)	—	—	—	(1,065)	—	—	(1,065)
Conversion of shares of Class B common stock into shares of Class A common stock	215,389	—	(215,389)	—	—	—	—	—
Shares of Class A common stock issued and donated to charity	22,102	—	—	—	4,232	—	—	4,232
Shares returned from escrow	(152,239)	—	—	—	(387)	—	—	(387)
Unrealized loss on marketable securities	—	—	—	—	—	(62,826)	—	(62,826)
Foreign currency translation	—	—	—	—	—	(165)	—	(165)
Net change in market value of effective foreign currency forward exchange contracts	—	—	—	—	—	(3,852)	—	(3,852)
Stock-based compensation	—	—	—	—	159,930	—	—	159,930
Balance as of March 31, 2022	171,763,174	$169	9,820,605	$12	$13,343,554	$(84,984)	$(2,341,318)	$10,917,433
Net loss	—	—	—	—	—	—	(322,769)	(322,769)
Exercises of vested stock options	98,111	—	77,732	—	5,649	—	—	5,649
Vesting of restricted stock units	1,049,640	1	—	—	(1)	—	—	—
Value of equity awards withheld for tax liability	(38)	—	—	—	(4)	—	—	(4)
Conversion of shares of Class B common stock into shares of Class A common stock	80,732	—	(80,732)	—	—	—	—	—
Shares issued under ESPP	258,221	1	—	—	24,317	—	—	24,318
Shares of Class A common stock issued and donated to charity	22,102	—	—	—	2,373	—	—	2,373
Unrealized loss on marketable securities	—	—	—	—	—	(19,022)	—	(19,022)
Foreign currency translation	—	—	—	—	—	(2,289)	—	(2,289)
Net change in market value of effective foreign currency forward exchange contracts	—	—	—	—	—	(11,106)	—	(11,106)
Stock-based compensation	—	—	—	—	247,412	—	—	247,412
Balance as of June 30, 2022	173,271,942	$171	9,817,605	$12	$13,623,300	$(117,401)	$(2,664,087)	$10,841,995

TWILIO INC.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Common Stock Class A		Common Stock Class B		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
	(In thousands, except share amounts)
Balance as of June 30, 2022	173,271,942	$171	9,817,605	$12	$13,623,300	$(117,401)	$(2,664,087)	$10,841,995
Net loss	—	—	—	—	—	—	(482,327)	(482,327)
Exercises of vested stock options	38,368	—	35,187	—	2,056	—	—	2,056
Vesting of restricted stock units	1,115,248	1	—	—	(1)	—	—	—
Value of equity awards withheld for tax liability	(125)	—	—	—	(11)	—	—	(11)
Conversion of shares of Class B common stock into shares of Class A common stock	35,187	—	(35,187)	—	—	—	—	—
Shares of Class A common stock issued and donated to charity	22,102	—	—	—	1,911	—	—	1,911
Unrealized loss on marketable securities	—	—	—	—	—	(22,151)	—	(22,151)
Foreign currency translation	—	—	—	—	—	(2,192)	—	(2,192)
Net change in market value of effective foreign currency forward exchange contracts	—	—	—	—	—	(19,196)	—	(19,196)
Share of other comprehensive loss from equity method investment	—	—	—	—	—	(4,243)	—	(4,243)
Stock-based compensation	—	—	—	—	199,772	—	—	199,772
Stock-based compensation - restructuring	—	—	—	—	15,274	—	—	15,274
Balance as of September 30, 2022	174,482,722	$172	9,817,605	$12	$13,842,301	$(165,183)	$(3,146,414)	$10,530,888
See accompanying notes to condensed consolidated financial statements.

TWILIO INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:	(In thousands)
Net loss	$(650,033)	$(1,026,723)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	218,968	207,880
Non-cash reduction to the right-of-use asset	21,815	38,669
Net amortization of investment premium and discount	4,403	27,900
Impairment of long-lived assets due to office closures	34,278	97,722
Stock-based compensation including restructuring	509,367	606,260
Amortization of deferred commissions	54,428	41,322
Unrealized loss on equity securities	9,750	—
Allowance for doubtful accounts	41,454	21,786
Value of shares of Class A common stock issued and donated to charity	3,985	8,516
Share of losses from equity method investment	93,838	13,376
Loss on net assets divested	32,277	—
Impairment of strategic investments	46,154	—
Other adjustments	11,822	3,166
Changes in operating assets and liabilities:
Accounts receivable	(69,116)	(121,353)
Prepaid expenses and other current assets	(56,506)	(81,071)
Other long-term assets	(15,367)	(111,662)
Accounts payable	(2,578)	11,585
Accrued expenses and other current liabilities	(59,677)	122,408
Deferred revenue and customer deposits	6,827	(6,206)
Operating lease liabilities	(41,446)	(42,158)
Other long-term liabilities	(2,436)	(7,330)
Net cash provided by (used in) operating activities	192,207	(195,913)
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions, net of cash acquired and payments related to prior period acquisitions	(5,770)	(32,853)
Divestitures, net of cash divested	38,194	—
Purchases of marketable securities and other investments	(1,391,975)	(1,650,759)
Proceeds from sales and maturities of marketable securities	1,764,841	1,065,998
Capitalized software development costs	(30,526)	(35,905)
Purchases of long-lived and intangible assets	(9,019)	(28,634)
Net cash provided by (used in) investing activities	365,745	(682,153)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of costs related to public offerings	—	(35)
Principal payments on debt and finance leases	(13,763)	(9,383)
Value of equity awards withheld for tax liabilities	(2,536)	(1,080)
Repurchases of shares of Class A common stock and related costs	(548,871)	—
Proceeds from exercises of stock options and shares of Class A common stock issued under ESPP	28,949	43,750
Net cash (used in) provided by financing activities	(536,221)	33,252
Effect of exchange rate changes on cash, cash equivalents and restricted cash	108	146
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	21,839	(844,668)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—Beginning of period	656,078	1,481,831
CASH, CASH EQUIVALENTS AND RESTRICTED CASH —End of period	$677,917	$637,163
Cash paid for income taxes, net	$22,916	$5,481
Cash paid for interest	$38,216	$37,500

RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH TO THE CONDENSED CONSOLIDATED BALANCE SHEETS
Cash and cash equivalents	$677,917	$632,794
Restricted cash in other current assets	—	4,357
Restricted cash in other long-term assets	—	12
Total cash, cash equivalents and restricted cash	$677,917	$637,163
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

(d)Remaining Performance Obligations
Revenue allocated to remaining performance obligations for contracts with durations of more than one year was $128.8 million as of September 30, 2023, of which 68% is expected to be recognized over the next 12 months and 96% is expected to be recognized over the next 24 months.
(e)Deferred Revenue and Customer Deposits
As of September 30, 2023, and December 31, 2022, the Company recorded $146.0 million and $139.1 million as its deferred revenue and customer deposits, respectively, that are included in deferred revenue and customer deposits and other long-term liabilities in the accompanying condensed consolidated balance sheets. During the three months ended September 30, 2023 and 2022, the Company recognized $16.7 million and $17.5 million of revenue, respectively, that was included in the deferred revenue and customer deposits balances as of the end of the previous year. During the nine months ended September 30, 2023 and 2022, the Company recognized $115.3 million and $112.2 million of revenue, respectively, that was included in the deferred revenue and customer deposits balances as of the end of the previous year.
(f)Deferred Sales Commissions
Total net capitalized commission costs as of September 30, 2023, and December 31, 2022, were $210.1 million and $239.1 million, respectively, and are included in prepaid expenses and other current assets and other long‑term assets in the accompanying condensed consolidated balance sheets.
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
The Company sells its services to a wide variety of customers. If the financial condition or results of operations of any significant customer deteriorates substantially, operating results could be adversely affected. To reduce credit risk, management performs credit evaluations of the financial condition of significant customers. The Company does not require collateral from its credit customers and maintains reserves for estimated credit losses on customer accounts when considered necessary. Actual credit losses may differ from the Company’s estimates. As of September 30, 2023, and December 31, 2022, the allowance for doubtful accounts was $40.3 million and $27.0 million, respectively, and is recorded in accounts receivable, net, in the accompanying condensed consolidated balance sheets.
In the three and nine months ended September 30, 2023 and 2022, no customer organization accounted for more than 10% of the Company’s total revenue.
As of September 30, 2023, and December 31, 2022, no customer organization represented more than 10% of the Company’s gross accounts receivable.

(h)Significant Accounting Policies
Segment Information
The Company determines its operating and reportable segments in accordance with Accounting Standards Codification 280 - Segment Reporting (“ASC 280”), which requires financial information to be reported based on how the chief operating decision maker (“CODM”), who is the Company's Chief Executive Officer, reviews and manages the business, and establishes criteria for aggregating operating segments into reportable segments. Historically, the Company had one operating and reportable segment. As described in Note 8, in the second quarter of 2023, the Company determined that it operated in and, as such, started reporting its results in two reportable segments.
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
3. Fair Value Measurements
Financial Assets
The following tables provide the financial assets measured at fair value on a recurring basis:

	Amortized Cost or Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses Less Than 12 Months	Gross Unrealized Losses More Than 12 Months	Fair Value Hierarchy as of September 30, 2023			Aggregate Fair Value
					Level 1	Level 2	Level 3
Financial Assets:	(In thousands)
Cash and cash equivalents:
Money market funds	$418,098	$—	$—	$—	$418,098	$—	$—	$418,098
Commercial paper	23,311	—	—	—	—	23,311	—	23,311
Total included in cash and cash equivalents	441,409	—	—	—	418,098	23,311	—	441,409
Marketable securities:
Debt securities:
U.S. Treasury securities	528,950	20	(1,060)	(3,999)	523,911	—	—	523,911
Non-U.S. government securities	115,923	—	—	(2,897)	113,026	—	—	113,026
Corporate debt securities and commercial paper	2,577,183	134	(9,810)	(31,002)	16,690	2,519,815	—	2,536,505
Total debt securities	3,222,056	154	(10,870)	(37,898)	653,627	2,519,815	—	3,173,442
Equity securities	6,050	—	—	—	6,050	—	—	6,050
Total marketable securities	3,228,106	154	(10,870)	(37,898)	659,677	2,519,815	—	3,179,492
Total financial assets	$3,669,515	$154	$(10,870)	$(37,898)	$1,077,775	$2,543,126	$—	$3,620,901

	Amortized Cost or Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses Less Than 12 Months	Gross Unrealized Losses More Than 12 Months	Fair Value Hierarchy as of December 31, 2022			Aggregate Fair Value
					Level 1	Level 2	Level 3
Financial Assets:	(In thousands)
Cash and cash equivalents:
Money market funds	$46,610	$—	$—	$—	$46,610	$—	$—	$46,610
Reverse repurchase agreements	200,000	—	—	—	—	200,000	—	200,000
Commercial paper	2,249	—	—	—		2,249		2,249
Total included in cash and cash equivalents	248,859	—	—	—	46,610	202,249	—	248,859
Marketable securities:
U.S. Treasury securities	481,463	—	(1,269)	(11,347)	468,847	—	—	468,847
Non-U.S. government securities	149,901	—	(33)	(6,304)	143,564	—	—	143,564
Corporate debt securities and commercial paper	2,973,844	307	(12,202)	(71,043)	5,000	2,885,906	—	2,890,906
Total marketable securities	3,605,208	307	(13,504)	(88,694)	617,411	2,885,906	—	3,503,317
Total financial assets	$3,854,067	$307	$(13,504)	$(88,694)	$664,021	$3,088,155	$—	$3,752,176
Debt Securities
The aggregate fair value of the corporate debt securities with unrealized losses was $2.3 billion as of September 30, 2023, of which $1.2 billion were in an unrealized loss position for more than 12 months and $1.1 billion were in an unrealized loss position for less than 12 months. The aggregate fair value of corporate debt securities with unrealized losses was $2.7 billion as of December 31, 2022, of which $2.0 billion were in an unrealized loss position for more than 12 months and $620.5 million were in an unrealized loss position for less than 12 months. Unrealized losses related to other investments as of September 30, 2023 and December 31, 2022 were not significant.
The Company’s primary objective when investing excess cash is preservation of capital, hence the Company’s debt securities primarily consist of U.S. Treasury Securities, non-U.S government securities, high credit quality corporate debt securities and commercial paper. Because the Company views its debt securities as available to support current operations, it has classified all available for sale securities as short-term. As of September 30, 2023, and December 31, 2022, for all debt securities that were in unrealized loss positions, the Company has determined that (i) it does not have the intent to sell any of these investments, and (ii) it is not more likely than not that it will be required to sell any of these investments before recovery of the entire amortized cost basis. In addition, as of September 30, 2023 and December 31, 2022, the Company anticipates that it will recover the entire amortized cost basis of such debt securities before maturity.
Interest earned on debt securities was $19.3 million and $53.2 million in the three and nine months ended September 30, 2023, respectively, and $16.3 million and $47.5 million in the three and nine months ended September 30, 2022, respectively. The interest is recorded as other income (expenses), net, in the accompanying condensed consolidated statements of operations.
The following table summarizes the contractual maturities of debt securities:

	As of September 30,		As of December 31,
	2023		2022
	Amortized Cost	Aggregate Fair Value	Amortized Cost	Aggregate Fair Value
Financial Assets:	(In thousands)
Less than one year	$1,740,368	$1,710,876	$1,943,836	$1,909,218
One to three years	1,481,688	1,462,566	1,661,372	1,594,099
Total	$3,222,056	$3,173,442	$3,605,208	$3,503,317

Equity Securities
The equity securities consist of shares of a publicly traded company that were received as consideration in a divestiture transaction described further in Note 5.
Strategic Investments
As of September 30, 2023 and December 31, 2022, the Company held strategic investments with a carrying value of $30.7 million and $76.9 million, respectively, recorded as other long-term assets in the accompanying condensed consolidated balance sheets. The carrying value of these securities is determined under the measurement alternative on a non-recurring basis and adjusted for observable changes in fair value or impairment. In the nine months ended September 30, 2023, the Company remeasured to fair value one of its strategic investments acquired in 2021 due to an assessed impairment. The fair value measurement of the strategic investment is classified as Level 2 in the fair value hierarchy and the primary input used in the fair value measurement was the publicly available stock price of the issuer’s unrestricted security of the same class. The impairment loss of $46.2 million is recorded in other expenses, net, in the accompanying condensed consolidated statement of operations for the nine months ended September 30, 2023. There were no other impairments or adjustments recorded in the three and nine months ended September 30, 2023 and 2022 related to these securities.
Financial Liabilities
The Company’s financial liabilities that are measured at fair value on a recurring basis consist of foreign currency derivative liabilities and are classified as Level 2 financial instruments in the fair value hierarchy. As of September 30, 2023 and December 31, 2022, the aggregate fair value of these liabilities and the associated unrealized losses were not significant.
The Company’s financial liabilities that are not measured at fair value on a recurring basis are its Senior Notes due 2029 (“2029 Notes”) and its Senior Notes due 2031 (“2031 Notes”). As of September 30, 2023, the fair value of the 2029 Notes and 2031 Notes were $419.0 million and $407.5 million, respectively. As of December 31, 2022, the fair value of the 2029 Notes and 2031 Notes were $410.9 million and $399.4 million, respectively.
4. Property and Equipment
Property and equipment consisted of the following:

	As of September 30,	As of December 31,
	2023	2022
	(In thousands)
Capitalized internal-use software developments costs	$285,905	$257,983
Data center equipment (1)	105,027	100,207
Leasehold improvements	92,491	91,660
Office equipment	61,578	70,815
Furniture and fixtures	14,570	14,935
Software	14,639	14,675
Total property and equipment	574,210	550,275
Less: accumulated depreciation and amortization (1)	(351,953)	(286,296)
Total property and equipment, net	$222,257	$263,979
____________________________________
(1) Data center equipment contains $72.4 million in assets held under finance leases as of September 30, 2023 and December 31, 2022. Accumulated depreciation and amortization includes $52.4 million and $41.2 million of accumulated depreciation for assets held under finance leases as of September 30, 2023 and December 31, 2022, respectively.
Depreciation and amortization expense was $23.2 million and $18.4 million in the three months ended September 30, 2023 and 2022, respectively, and $67.5 million and $52.5 million in the nine months ended September 30, 2023 and 2022, respectively.
The Company capitalized $14.7 million and $19.3 million in internal‑use software development costs in the three months ended September 30, 2023 and 2022, respectively, and $43.7 million and $51.2 million in the nine months ended September 30, 2023 and 2022, respectively.

5. Divestitures
In July 2023, the Company completed the sale of its ValueFirst business, which operated an enterprise communications platform in India, for a total cash sales price of $45.5 million, or $38.2 million in proceeds, net of cash divested. As part of the transaction, the Company divested $17.4 million of tangible net assets, $17.3 million of intangible assets and $34.6 million of goodwill. The sale resulted in a loss of $28.8 million, which was recorded in the second quarter of 2023 when the assets and the liabilities were classified as held for sale. The loss was recorded within general and administrative expenses in the accompanying condensed consolidated statement of operations for the nine months ended September 30, 2023. The Company also recorded an additional $3.3 million of divestiture-related expenses in the same period.
Separately, in the second quarter of 2023, the Company sold its Internet of Things (“IoT”) disposal group for stock consideration of $15.8 million. The loss on divestiture and related expenses were not significant.
6. Impairment
In February 2023, the Company announced plans to close additional offices during 2023 as part of its previously announced strategy to become a remote-first company. The Company regularly assesses recoverability of all impacted right-of-use (“ROU”) assets and the related leasehold improvements and property and equipment for indicators of impairment. In the three and nine months ended September 30, 2023, the Company recorded a $3.2 million and $34.3 million impairment, respectively, related to its permanently closed offices. In the three and nine months ended September 30, 2022, the Company recorded a $97.7 million impairment in each period related to its permanently closed offices.
No other significant impairments were recorded in the three and nine months ended September 30, 2023 or 2022.
7. Restructuring Activities
In February 2023, the Company announced a workforce reduction plan (the “February 2023 Plan”) that eliminated approximately 17% of the Company’s workforce. The execution of the February 2023 Plan was substantially complete in the first quarter of 2023. The restructuring charges recorded in the three months ended September 30, 2023 were not significant. The cumulated restructuring charges recorded in the nine months ended September 30, 2023, were $140.3 million, which consisted of $129.2 million related to employee severance, benefits and facilitation costs, and $11.1 million related to vesting of employee stock-based compensation awards. The estimated remaining expenses related to the February 2023 Plan are not expected to be significant.
The following table summarizes the Company’s restructuring liability related to the February 2023 Plan that is included in accrued expenses and other current liabilities in the accompanying condensed consolidated balance sheets:

	Workforce Reduction Costs	Facilitation Costs	Total
	(In thousands)
Balance as of December 31, 2022	$—	$—	$—
Restructuring charges	119,562	9,623	129,185
Cash payments	(107,997)	(9,529)	(117,526)
Balance as of September 30, 2023	$11,565	$94	$11,659
The remaining restructuring charges related to the restructuring plan effected in September 2022 (the “September 2022 Plan”) that were incurred in 2023, and the remaining liabilities related to the September 2022 Plan as of September 30, 2023 and December 31, 2022, were not significant. In the three and nine months ended September 30, 2022, the Company recorded $72.5 million of restructuring charges in its accompanying condensed consolidated statements of operations related to the September 2022 Plan.
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
Presented below is the discrete financial information by reportable segment for the three and nine months ended September 30, 2023 and 2022, that is regularly reviewed by the CODM for performance assessment and resource allocation decisions. Asset information is not presented below since it is not reviewed by the CODM on a segment by segment basis. Revenue and costs of revenue are generally directly attributable to each segment. Certain costs of revenue are allocated based on methodologies that best reflect the patterns of consumption of these costs. Prior period comparative financial information presented below was restated to conform to the current period presentation.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In thousands)
Revenue:
Communications	$906,714	$866,193	$2,703,079	$2,470,350
Data & Applications	126,956	116,837	374,916	331,397
Total	$1,033,670	$983,030	$3,077,995	$2,801,747
Non-GAAP gross profit:
Communications	451,330	401,236	1,316,541	1,160,683
Data & Applications	101,268	97,897	304,074	279,441
Total	$552,598	$499,133	$1,620,615	$1,440,124

Reconciliation of non-GAAP gross profit to gross profit:
Total non-GAAP gross profit	$552,598	$499,133	$1,620,615	$1,440,124
Stock-based compensation	(7,053)	(6,114)	(18,677)	(14,631)
Amortization of acquired intangibles	(29,045)	(30,729)	(88,675)	(92,601)
Payroll taxes related to stock-based compensation	(181)	(215)	(499)	(457)
Gross profit	516,319	462,075	1,512,764	1,332,435
Operating expenses	(625,222)	(919,072)	(2,027,578)	(2,319,176)
Other expenses, net	(31,057)	(21,750)	(122,261)	(36,666)
Loss before provision for income taxes	$(139,960)	$(478,747)	$(637,075)	$(1,023,407)

Depreciation and amortization expenses included in non-GAAP gross profit for the Communications reportable segment was $13.0 million and $7.7 million in the three months ended September 30, 2023 and 2022, respectively, and $36.1 million and $21.4 million in the nine months ended September 30, 2023 and 2022, respectively.

Depreciation and amortization expenses included in non-GAAP gross profit for the Data & Applications reportable segment was $3.2 million and $1.9 million in the three months ended September 30, 2023 and 2022, respectively, and $9.8 million and $4.7 million in the nine months ended September 30, 2023 and 2022, respectively.
9. Derivatives and Hedging
As of September 30, 2023, the Company had outstanding foreign currency forward contracts designated as cash flow hedges with a total sell notional value of $237.7 million. The notional value represents the amount that will be sold upon maturity of the forward contract. As of September 30, 2023, these contracts had maturities of up to seventeen months.

Gains and losses associated with these foreign currency forward contracts were as follows:

	Condensed Consolidated Statement of Operations and Statement of Comprehensive Loss	Three Months Ended September 30,		Nine Months Ended September 30,
		2023	2022	2023	2022
		(In thousands)
Losses recognized in OCI	Net change in market value of effective foreign currency forward exchange contracts	$(8,626)	$(19,196)	$(7,458)	$(34,154)
(Losses) gains recognized in income due to instruments maturing	Cost of revenue	$(325)	$(16,357)	$2,571	$(25,520)
The Company is subject to master netting agreements with certain counterparties of the foreign exchange contracts, under which it is permitted to net settle transactions of the same currency with a single net amount payable by one party to the other. It is the Company’s policy to present the derivatives at gross in its condensed consolidated balance sheets. The Company’s foreign currency forward contracts are not subject to any credit contingent features or collateral requirements. The Company manages its exposure to counterparty risk by entering into contracts with a diversified group of major financial institutions and by actively monitoring its outstanding positions. As of September 30, 2023, the Company did not have any offsetting arrangements.
10. Goodwill and Intangible Assets
Goodwill
As described in Note 8, in the second quarter of 2023, the Company concluded it had two operating and reportable segments. In connection with the shift from one operating and reportable segment to two operating and reportable segments, the Company reevaluated its reporting unit structure and determined that it had multiple reporting units. As such, during the second quarter of 2023, the Company reallocated goodwill to its newly formed reporting units.

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

The following table presents the goodwill allocated to the Company’s reportable segments as of September 30, 2023 and December 31, 2022, and the changes during the period:

	Twilio Communications	Twilio Data & Applications	Total
	(In thousands)
Balance as of December 31, 2022	$—	$—	$5,284,153
Foreign currency adjustments			26
Reallocation to segments in the second quarter of 2023(1)	4,321,130	963,049	—
Foreign currency adjustments	251	—	251
Goodwill divested(2)	(41,164)	—	(41,164)
Balance as of September 30, 2023	$4,280,217	$963,049	$5,243,266
____________________________________
(1) Represents reallocation of goodwill as a result of changes in segment structure in the second quarter of 2023.
(2) Represents goodwill related to the divestitures of IoT and ValueFirst. See Note 5 for further details.
Intangible assets
Intangible assets consisted of the following:

	As of September 30, 2023
	Cost	Accumulated Amortization	Net
Amortizable intangible assets:	(In thousands)
Developed technology	$778,609	$(408,446)	$370,163
Customer relationships	523,074	(252,195)	270,879
Supplier relationships	49,756	(24,046)	25,710
Trade names	25,968	(22,330)	3,638
Order backlog	10,000	(10,000)	—
Patent	3,968	(852)	3,116
Total amortizable intangible assets	1,391,375	(717,869)	673,506
Non-amortizable intangible assets:
Telecommunication licenses	4,920	—	4,920
Trademarks and other	295	—	295
Total	$1,396,590	$(717,869)	$678,721

	As of December 31, 2022
	Cost	Accumulated Amortization	Net
Amortizable intangible assets:	(In thousands)
Developed technology	$795,753	$(335,893)	$459,860
Customer relationships	538,466	(204,241)	334,225
Supplier relationships	56,922	(19,846)	37,076
Trade names	30,342	(20,106)	10,236
Order backlog	10,000	(10,000)	—
Patent	4,028	(705)	3,323
Total amortizable intangible assets	1,435,511	(590,791)	844,720
Non-amortizable intangible assets:
Telecommunication licenses	4,920	—	4,920
Trademarks and other	295	—	295
Total	$1,440,726	$(590,791)	$849,935

Amortization expense was $48.9 million and $51.7 million for the three months ended September 30, 2023 and 2022, respectively, and $150.0 million and $155.4 million for the nine months ended September 30, 2023 and 2022, respectively.
Total estimated future amortization expense is as follows:

As of September 30, 2023
Year Ended December 31,	(In thousands)
2023 (remaining three months)	$48,922
2024	191,486
2025	187,912
2026	117,416
2027	69,871
Thereafter	57,899
Total	$673,506
11. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

	As of September 30,	As of December 31,
	2023	2022
	(In thousands)
Accrued payroll and related	$67,660	$79,703
Accrued bonus and commission	15,877	35,449
Accrued cost of revenue	158,234	161,455
Sales and other taxes payable	76,975	92,319
ESPP contributions	11,400	8,499
Finance lease liability	8,546	11,871
Restructuring liability	11,659	1,066
Employee sabbatical benefit accrual(1)	8,343	30,683
Accrued other expense	65,118	69,176
Total accrued expenses and other current liabilities	$423,812	$490,221
____________________________________
(1) In February 2023, the Company announced that it will sunset its employee sabbatical program. The accrued liability as of September 30, 2023 represents the accumulated benefit balance for the employees who remain eligible under this program through its termination date.

12. Long-Term Debt
Long-term debt, net, consisted of the following:

	As of September 30,	As of December 31,
	2023	2022
	(In thousands)
2029 Senior Notes
Principal	$500,000	$500,000
Unamortized discount	(4,458)	(5,001)
Unamortized issuance costs	(1,003)	(1,126)
Net carrying amount	494,539	493,873
2031 Senior Notes
Principal	500,000	500,000
Unamortized discount	(4,885)	(5,299)
Unamortized issuance costs	(1,099)	(1,192)
Net carrying amount	494,016	493,509
Total long-term debt, net	$988,555	$987,382
As of September 30, 2023, the Company was in compliance with all of its covenants under the related indentures.
13. Revenue by Geographic Area
Revenue by geographic area is based on the IP address or the mailing address at the time of registration. The following table sets forth revenue by geographic area:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue by geographic area:	(In thousands)
United States	$688,121	$650,531	$2,042,857	$1,837,325
International	345,549	332,499	1,035,138	964,422
Total	$1,033,670	$983,030	$3,077,995	$2,801,747

Percentage of revenue by geographic area:
United States	67%	66%	66%	66%
International	33%	34%	34%	34%
Long-lived assets outside of the United States were $43.3 million and $54.5 million as of September 30, 2023, and December 31, 2022, respectively.
14. Commitments and Contingencies

(a)Lease and Other Commitments
The Company has entered into various non-cancelable operating lease agreements for its facilities. In the three and nine months ended September 30, 2023, the Company did not enter into any significant new lease agreements.
The Company has non-cancelable contractual commitments with its cloud infrastructure provider, network service providers and other vendors. In the three and nine months ended September 30, 2023, the Company entered into several such agreements with terms up to four years for a total purchase commitment of $24.3 million and $91.2 million, respectively.

(b)Legal Matters
In 2020, the City and County of San Francisco (“San Francisco”) assessed the Company for additional Telephone Users Tax (“TUT”) and Access Line Tax on certain of the Company’s services for the years 2009 through 2018. The assessments totaled $38.8 million, including interest and penalties. The Company paid the assessments under protest in the third quarter of 2020.

On May 27, 2021, the Company filed a lawsuit against San Francisco in San Francisco Superior Court challenging the assessments. The Company raised numerous defenses to the assessments including that its services are not telecommunications services, application of the taxes to the Company’s services violates the Internet Tax Freedom Act and San Francisco does not have jurisdiction to impose tax on services provided outside of San Francisco. The Company is seeking refunds of the taxes paid, waivers of interest and penalties, cost of suit and reasonable attorneys’ fees, and other legal and equitable relief as the court deems appropriate. The previously set trial date remains vacated, and the parties have finalized a settlement agreement that was approved by San Francisco’s Board of Supervisors on November 7, 2023 and is currently before the Mayor for approval.
In the event the settlement is not formally approved and further litigation is necessary, the Company believes it has strong arguments against the assessments; however, litigation is uncertain and there is no assurance that the Company will prevail in court. Should the Company lose on one or more of its arguments, it could incur additional losses associated with taxes, interest, and penalties that together, in aggregate, could be material. The Company regularly assesses the likelihood of adverse outcomes resulting from tax disputes such as this and examines all open years to determine the necessity and adequacy of any tax reserves. The Company’s tax reserves are further discussed in Note 14(d) of these condensed consolidated financial statements.
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
As of September 30, 2023, and December 31, 2022, no amounts were accrued related to any outstanding indemnification agreements.

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
As of September 30, 2023, the liabilities recorded for the non-income-based taxes were $32.2 million for domestic jurisdictions and $19.2 million for jurisdictions outside of the United States. As of December 31, 2022, these liabilities were $29.1 million and $20.6 million, respectively.
15. Stockholders' Equity
Preferred Stock
As of September 30, 2023, and December 31, 2022, the Company had authorized 100,000,000 shares of preferred stock, par value $0.001, of which no shares were issued and outstanding.
Common Stock
As of September 30, 2023, the Company had authorized 1,000,000,000 shares of Class A common stock and 3,170,181 shares of Class B common stock, each with a par value of $0.001 per share. As of December 31, 2022, the Company had authorized 1,000,000,000 shares of Class A common stock and 100,000,000 shares of Class B common stock, each with a par value of $0.001 per share. As of September 30, 2023, 182,066,098 shares of Class A common stock and no shares of Class B common stock were issued and outstanding. As of December 31, 2022, 176,358,104 shares of Class A common stock and 9,617,605 shares of Class B common stock were issued and outstanding.
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
The Company had reserved shares of common stock for issuance as follows:

	As of September 30,	As of December 31,
	2023	2022
Stock options issued and outstanding	1,778,852	2,277,379
Unvested restricted stock units issued and outstanding	20,263,588	15,414,997
Shares of Class A common stock reserved for Twilio.org	464,143	530,449
Stock-based awards available for grant under 2016 Plan	20,480,221	19,851,399
Shares of Class A common stock reserved for issuance pursuant to ESPP	8,868,572	7,648,429
Total	51,855,376	45,722,653

Share Repurchase Program

In February 2023, the Board of Directors of the Company authorized the repurchase of up to $1.0 billion in aggregate value of its outstanding Class A common stock through a share repurchase program. Repurchases under this program can be made through open market, private transactions or other means, in compliance with applicable federal securities laws, and could include repurchases pursuant to Rule 10b5-1 trading plans. The Company has discretion in determining the conditions under which shares may be repurchased from time to time. The program expires on December 31, 2024.

In the three and nine months ended September 30, 2023, the Company repurchased 0.9 million and 9.2 million shares of its Class A common stock, respectively, for an aggregate purchase price of $56.0 million and $551.0 million, respectively. As of September 30, 2023, approximately $449.0 million of the originally authorized amount remained available for future repurchases.
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
As of September 30, 2023, total unrecognized compensation cost related to all outstanding equity awards was as follows:

	As of September 30, 2023
	Unrecognized Compensation Cost	Weighted-average remaining period
	(In thousands)	(In years)
Unvested stock options	$18,058	1.6
Unvested restricted stock units and awards	1,678,691	2.9
ESPP	1,296	0.1
Shares of Class A common stock in escrow subject to future vesting	1,114	0.8
Total	$1,699,159
Stock-Based Compensation Expense
The Company recorded total stock-based compensation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In thousands)
Cost of revenue	$7,053	$6,114	$18,677	$14,631
Research and development	94,085	90,787	246,754	279,680
Sales and marketing	51,345	58,747	142,343	184,825
General and administrative	32,524	37,973	90,497	111,850
Restructuring costs	467	15,274	11,096	15,274
Total	$185,474	$208,895	$509,367	$606,260

17. Net Loss Per Share Attributable to Common Stockholders
The following table sets forth the calculation of basic and diluted net loss per share attributable to common stockholders during the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net loss attributable to common stockholders (in thousands)	$(141,707)	$(482,327)	$(650,033)	$(1,026,723)
Weighted-average shares used to compute net loss per share attributable to common stockholders, basic and diluted	181,749,309	183,692,564	183,854,526	182,319,735
Net loss per share attributable to common stockholders, basic and diluted	$(0.78)	$(2.63)	$(3.54)	$(5.63)
The following outstanding shares of common stock equivalents were excluded from the calculation of the diluted net loss per share attributable to common stockholders because their effect would have been anti-dilutive:

	As of September 30,
	2023	2022
Stock options issued and outstanding	1,778,852	2,488,072
Unvested restricted stock units issued and outstanding	20,263,588	14,970,869
Shares of Class A common stock reserved for Twilio.org	464,143	552,551
Shares of Class A common stock committed under ESPP	350,270	191,558
Shares of Class A common stock in escrow	31,503	31,503
Shares of Class A common stock in escrow and restricted stock awards subject to future vesting	3,771	56,237
Total	22,892,127	18,290,790
18. Income Taxes
The Company computes its provision for income taxes for interim periods using an estimated annual effective tax rate based on anticipated annual pretax income or loss. The estimated annual effective tax rate is applied to the Company’s year to date income or loss, and is adjusted for discrete items recorded in the period. The primary difference between the Company’s effective tax rate and the federal statutory rate is the full valuation allowance the Company has established on its federal, state and certain foreign net operating losses and credits. The Company recorded an income tax provision of $1.7 million and $13.0 million for the three and nine months ended September 30, 2023, respectively, and an income tax provision of $3.6 million and $3.3 million for the three and nine months ended September 30, 2022, respectively.
The provision for income taxes recorded in the three and nine months ended September 30, 2023, consists primarily of income taxes and withholding taxes, partially offset by an income tax benefit from the release of tax liabilities related to uncertain tax positions for which the statute of limitation had lapsed. The provision for income taxes recorded in the three and nine months ended September 30, 2022 consists primarily of income taxes and withholding taxes in foreign jurisdictions in which the Company conducts business, partially offset by an income tax benefit from the reversal of U.S. deferred tax liabilities related to the acquired intangibles from business combinations.
The Company is subject to taxation in the U.S. and various other state and foreign jurisdictions. Because the Company has net operating loss carryforwards for U.S. federal and state jurisdictions, the statute of limitations is open for all tax years.

19. Related Party Transactions
In May 2022, the Company and Syniverse Corporation (“Syniverse”), an equity method investee, entered into a wholesale agreement pursuant to which Syniverse would process, route and deliver application-to-person messages originating and/or terminating between the Company’s customers and mobile network operators. For the three and nine months ended September 30, 2023, the value of the transactions that occurred between the Company and Syniverse were $40.1 million and $110.2 million, respectively. The value of the transactions that occurred between the Company and Syniverse were $32.1 million for the three months ended September 30, 2022, and $54.1 million for the period from the investment closing date in May 2022 through September 30, 2022. These transactions were recorded as cost of revenue in the accompanying condensed consolidated statements of operations.

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
•our future financial performance, including expectations regarding our revenue, cost of revenue, gross profit, gross margin and operating expenses, our ability to generate positive cash flow and ability to achieve and sustain profitability on GAAP and non-GAAP bases, and the assumptions underlying such expectations;
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
•our customers’ and other platform users’ violation of our policies or other misuse of our platform; and
•our ability to successfully integrate and realize the benefits of our past or future strategic acquisitions, divestitures or investments, and our expectations regarding the impact of the recent divestitures of our Internet of Things (“IoT”) and ValueFirst businesses.
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
In the three months ended September 30, 2023 and 2022, our revenue was $1.0 billion and $983.0 million, respectively, and our net loss was $141.7 million and $482.3 million, respectively. In the three months ended September 30, 2023 and 2022, our 10 largest Active Customer Accounts generated an aggregate of 10% and 13% of our total revenue, respectively.
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

In the second quarter of 2023, we completed certain of the realignment efforts and began presenting non-GAAP gross profit by business unit to the Chief Operating Decision Maker (“CODM”) to be used to assess performance and make resource allocation decisions. As such, in the second quarter of 2023, our Chief Executive Officer, who is also our CODM, began regularly reviewing discrete financial information for each business unit. This shift in the way management started operating the business required us to reevaluate our operating segment structure under the applicable accounting guidance. We determined that as of the end of the second quarter we had two operating and reportable segments: Twilio Communications and Twilio Data & Applications.

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

Refer to Note 8 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information on segment reporting.
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
In the nine months ended September 30, 2023, we repurchased $551.0 million in aggregate value, or 9.2 million shares, of our Class A common stock under this program. As of September 30, 2023, approximately $449.0 million of the originally authorized amount remained available for future repurchases.
Workforce Reduction Plan. In February 2023, we announced a workforce restructuring plan (the “February 2023 Plan”) to eliminate approximately 17% of our workforce. The execution of the February 2023 Plan was substantially complete in the first quarter of 2023. In the three months ended September 30, 2023, the restructuring expenses were not significant. In the nine months ended September 30, 2023, the cumulative restructuring expenses incurred under the February 2023 Plan were $140.3 million and were related to employee severance, benefits, vesting of equity awards and facilitation costs. The estimated remaining expenses related to the February 2023 Plan are not expected to be significant. For additional details refer to Note 7 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Sabbatical Program. In February 2023, we announced that we will be sunsetting our employee sabbatical program that we introduced effective July 1, 2022. The sabbatical program was intended to provide our tenured employees with a paid leave of four consecutive weeks after every three years of service. Employees who had accumulated more than three years of service as of the program’s effective date became eligible for their benefit immediately. The discontinuation of this program and the reduction in force under our February 2023 Plan resulted in a $12.0 million cumulative one-time decrease to our accrued sabbatical liability in the first quarter of 2023. As of September 30, 2023, the remaining liability of $8.3 million relates to the accumulated benefits for employees who remain eligible under this program until its expiration. As of December 31, 2022, the accrued sabbatical liability was $30.7 million.
Remote-First Company. In 2022, we announced our decision to become a remote-first company allowing our employees the flexibility to work remotely on a permanent basis. As part of our new operating strategy, we permanently closed several of our offices in 2022 and 2023. These office closures resulted in an impairment of several long-lived assets, including our operating lease assets, leasehold improvements and property and equipment. In the three and nine months ended September 30, 2023, we recorded a total impairment loss of $3.2 million and $34.3 million, respectively, related to our permanent office closures.
Impairment of Strategic Investment. In the first quarter of 2023, we recorded a $46.2 million impairment loss associated with one of our investments from 2021 to reduce its carrying amount to fair value.

Divestiture of IoT Assets. In the second quarter of 2023, we completed the sale of our IoT net assets for a stock consideration of $15.8 million. The loss on divestiture and related expenses recorded in the nine months ended September 30, 2023 were not significant.
Divestiture of ValueFirst Business. In the third quarter of 2023, we completed the sale of our ValueFirst business for a total cash sales price of $45.5 million, or $38.2 million in proceeds, net of cash divested. ValueFirst was our enterprise communications platform in India. In the nine months ended September 30, 2023, we recorded a $28.8 million loss on divestiture and an additional $3.3 million in related expenses. For additional details refer to Note 5 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Macroeconomic and Geopolitical Factors. Our results of operations may be significantly affected by several macroeconomic and geopolitical factors, such as changes in global economic conditions, customer demand and spending, inflation, labor market constraints, uncertainty regarding the impacts of fluctuations in foreign exchange rates, world events, and existing and new domestic and foreign laws and regulations, as well as those factors outlined in Part II, Item 1A, “Risk Factors.”
Key Business Metrics
We review a number of operational and financial metrics, including Active Customer Accounts and Dollar-Based Net Expansion Rate, to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans and make strategic decisions.
The following table summarizes our year-over-year revenue growth and Dollar-Based Net Expansion Rate for the three months ended September 30, 2023 and 2022, and the number of Active Customer Accounts as of September 30, 2023 and 2022.

	Three Months Ended
	September 30,
	2023	2022
Active Customer Accounts (as of end date of period)	306,000	280,000
Total Revenue (in thousands)	$1,033,670	$983,030
Total Revenue Growth	5%	33%
Dollar-Based Net Expansion Rate	101%	122%
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

We believe that the number of Active Customer Accounts, on an aggregate basis and at the segment level, is an important indicator of the growth of our business, the market acceptance of our platform and future revenue trends. We believe that use of our platform by customers at or above the $5 per month threshold is a stronger indicator of potential future engagement than trial usage of our platform or usage at levels below $5 per month. The number of Active Customer Accounts is rounded down to the nearest thousand. In the three months ended September 30, 2023 and 2022, revenue from Active Customer Accounts represented over 99% of total revenue in each period.

Dollar‑Based Net Expansion Rate
Our Dollar-Based Net Expansion Rate compares the total revenue from all Active Customer Accounts and customer accounts from Zipwhip, Inc. in a quarter to the same quarter in the prior year. To calculate the Dollar-Based Net Expansion Rate, we first identify the cohort of Active Customer Accounts and customer accounts from Zipwhip, Inc. that were Active Customer Accounts or customer accounts from Zipwhip, Inc. in the same quarter of the prior year. The Dollar-Based Net Expansion Rate is the quotient obtained by dividing the revenue generated from that cohort in a quarter, by the revenue generated from that same cohort in the corresponding quarter in the prior year. When we calculate Dollar-Based Net Expansion Rate for periods longer than one quarter, we use the average of the applicable quarterly Dollar-Based Net Expansion Rates for each of the quarters in such period. Revenue from acquisitions does not impact the Dollar-Based Net Expansion Rate calculation until the quarter following the one-year anniversary of the applicable acquisition, unless the acquisition closing date is the first day of a quarter. As a result, for the quarter ended September 30, 2023, our Dollar-Based Net Expansion Rate excludes the contributions from acquisitions made after July 1, 2022. Revenue from divestitures does not impact the Dollar-Based Net Expansion Rate calculation beginning in the quarter the divestiture closed, unless the divestiture closing date is the last day of a quarter. As a result, for the quarter ended September 30, 2023, our Dollar-Based Net Expansion Rate excludes the contributions from divestitures made after September 30, 2022. Communications Dollar-Based Net Expansion Rate and Data & Applications Dollar-Based Net Expansion Rate are calculated using the same methodology, but using only revenue attributable to the respective segment and Active Customer Accounts and customer accounts from Zipwhip, Inc. for that respective segment. Revenue from customer accounts from Zipwhip, Inc., which we acquired on July 14, 2021, has been included in our Dollar-Based Net Expansion Rate beginning in the quarter ended December 31, 2022.
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
Key Components of Statements of Operations
Revenue
Revenue. We recognize revenue from our products on either a usage basis or a subscription basis, depending on the nature of the product and the type of customer contract. Our reportable segments contain products that may follow either revenue recognition model.
The majority of the revenue in our Communications segment is derived from usage‑based fees. These fees are earned when customers access our cloud-based platform. Some examples of our usage-based products are Messaging and Voice. For our Messaging products, we primarily charge fees related to the number of text messages sent or received. For our Voice products, we primarily charge fees for minutes of call duration. In the three months ended September 30, 2023 and 2022, we generated 71% and 73% of our revenue, respectively, from usage‑based fees.
We earn monthly subscription-based fees from various products in both Communications and Data & Applications segments. Some examples of our primarily subscription-based products are Segment, Engage, Flex and Email. For our subscription-based products we recognize revenue evenly over the contract term. When our usage-based Communications products are embedded into our subscription-based products, such as into Flex, we charge for those separately on a usage basis and record the revenue into the reportable segment in which the usage-based product resides.

Customers gain access to our products and solutions either through an e-commerce self-service sign-up format which requires an upfront prepayment via credit card that is drawn down as they use our products or for our larger customers, including enterprise customers, through a negotiated contract established for at least 12 months that typically contains minimum revenue commitments and may contain more favorable pricing. Customers on such contracts are typically either invoiced monthly in arrears for products used or invoiced in advance at the start of the term.
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
We are focusing our research and development investment in the highest impact product areas for our future. We are investing strategically in alignment with our focus on building a trusted, leading customer engagement platform.
Sales and Marketing. Sales and marketing expenses consist primarily of personnel costs, including commissions and bonuses to our sales employees. Sales and marketing expenses also include expenditures related to advertising, marketing, brand awareness activities, costs related to our SIGNAL customer and developer conferences, credit card processing fees, professional services fees, depreciation, amortization of acquired intangible assets and an allocation of our general overhead expenses.
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
We expect that we will incur costs associated with supporting the growth of our business. We may also incur higher than usual losses related to deterioration of quality of certain financial assets caused by macroeconomic conditions.
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
Other Expenses, Net
Our other expenses, net consist primarily of our share of losses from our equity method investment; impairment charges and gains and losses related to our strategic investments and marketable securities; and debt-related costs.
Provision for Income Taxes
Our provision for income taxes consists primarily of income taxes and withholding taxes in foreign jurisdictions in which the Company conducts business.
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

Non‑GAAP Gross Profit and Non‑GAAP Gross Margin
For the periods presented, we define non‑GAAP gross profit and non‑GAAP gross margin as GAAP gross profit and GAAP gross margin, respectively, adjusted to exclude, as applicable, certain expenses as presented in the table below:

	Three Months Ended
	September 30,
	2023	2022
Reconciliation:	(In thousands)
GAAP gross profit	$516,319	$462,075
GAAP gross margin	50%	47%
Non-GAAP adjustments:
Stock-based compensation	7,053	6,114
Amortization of acquired intangibles	29,045	30,729
Payroll taxes related to stock-based compensation	181	215
Non-GAAP gross profit	$552,598	$499,133
Non-GAAP gross margin	53%	51%
Non‑GAAP Operating Expenses
For the periods presented, we define non‑GAAP operating expenses (including categories of operating expenses) as GAAP operating expenses (and categories of operating expenses) adjusted to exclude, as applicable, certain expenses as presented in the table below:

	Three Months Ended
	September 30,
	2023	2022
Reconciliation:	(In thousands)
GAAP operating expenses	$625,222	$919,072
Non-GAAP adjustments:
Stock-based compensation	(177,954)	(187,507)
Amortization of acquired intangibles	(19,827)	(20,920)
Acquisition and divestiture related expenses	(183)	(121)
Payroll taxes related to stock-based compensation	(3,156)	(4,210)
Charitable contribution	(1,339)	(1,911)
Restructuring costs	(3,437)	(72,451)
Impairment of long-lived assets	(3,162)	(97,722)
Non-GAAP operating expenses	$416,164	$534,230

Non‑GAAP Income (Loss) from Operations and Non‑GAAP Operating Margin
For the periods presented, we define non‑GAAP income (loss) from operations and non‑GAAP operating margin as GAAP income (loss) from operations and GAAP operating margin, respectively, adjusted to exclude, as applicable, certain expenses as presented in the table below:

	Three Months Ended
	September 30,
	2023	2022
Reconciliation:	(In thousands)
GAAP loss from operations	$(108,903)	$(456,997)
GAAP operating margin	(11)%	(46)%
Non-GAAP adjustments:
Stock-based compensation	185,007	193,621
Amortization of acquired intangibles	48,872	51,649
Acquisition and divestiture related expenses	183	121
Payroll taxes related to stock-based compensation	3,337	4,425
Charitable contribution	1,339	1,911
Restructuring costs	3,437	72,451
Impairment of long-lived assets	3,162	97,722
Non-GAAP income (loss) from operations	$136,434	$(35,097)
Non-GAAP operating margin	13%	(4)%

Results of Operations
The following table sets forth our results of operations for the periods presented. The period-to-period comparisons of our historical results are not indicative of the results that may be expected in the future.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Condensed Consolidated Statements of Operations Data:	(In thousands, except share and per share amounts)
Revenue	$1,033,670	$983,030	$3,077,995	$2,801,747
Cost of revenue (1) (2)	517,351	520,955	1,565,231	1,469,312
Gross profit	516,319	462,075	1,512,764	1,332,435
Operating expenses:
Research and development (1) (2)	241,654	284,735	707,145	804,987
Sales and marketing (1) (2)	262,898	328,833	784,383	951,697
General and administrative (1) (2)	114,071	135,331	361,491	392,319
Restructuring costs (1)	3,437	72,451	140,281	72,451
Impairment of long-lived assets	3,162	97,722	34,278	97,722
Total operating expenses	625,222	919,072	2,027,578	2,319,176
Loss from operations	(108,903)	(456,997)	(514,814)	(986,741)
Other expenses, net:
Share of losses from equity method investment	(31,058)	(13,376)	(93,838)	(13,376)
Impairment of strategic investments	—	—	(46,154)	—
Other income (expenses), net	1	(8,374)	17,731	(23,290)
Total other expenses, net	(31,057)	(21,750)	(122,261)	(36,666)
Loss before provision for income taxes	(139,960)	(478,747)	(637,075)	(1,023,407)
Provision for income taxes	(1,747)	(3,580)	(12,958)	(3,316)
Net loss attributable to common stockholders	$(141,707)	$(482,327)	$(650,033)	$(1,026,723)
Net loss per share attributable to common stockholders, basic and diluted	$(0.78)	$(2.63)	$(3.54)	$(5.63)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	181,749,309	183,692,564	183,854,526	182,319,735
__________________________________
(1) Includes stock-based compensation expense as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
	(In thousands)
Cost of revenue	$7,053	$6,114	$18,677	$14,631
Research and development	94,085	90,787	246,754	279,680
Sales and marketing	51,345	58,747	142,343	184,825
General and administrative	32,524	37,973	90,497	111,850
Restructuring costs	467	15,274	11,096	15,274
Total	$185,474	$208,895	$509,367	$606,260

____________________________________
(2) Includes amortization of acquired intangibles as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
	(In thousands)
Cost of revenue	$29,045	$30,729	$88,675	$92,601
Research and development	420	420	1,260	1,260
Sales and marketing	19,407	20,500	59,901	61,412
General and administrative	—	—	—	7
Total	$48,872	$51,649	$149,836	$155,280
The following table sets forth our results of operations for each of the periods presented as a percentage of our total revenue:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Condensed Consolidated Statements of Operations, as a percentage of revenue: **
Revenue	100%	100%	100%	100%
Cost of revenue	50	53	51	52
Gross profit	50	47	49	48
Operating expenses:
Research and development	23	29	23	29
Sales and marketing	25	33	25	34
General and administrative	11	14	12	14
Restructuring costs	*	7	5	3
Impairment of long-lived assets	*	10	1	3
Total operating expenses	60	93	66	83
Loss from operations	(11)	(46)	(17)	(35)
Other expenses, net
Share of losses from equity method investment	(3)	(1)	(3)	*
Impairment of strategic investments	—	—	(1)	—
Other income (expenses), net	*	(1)	1	(1)
Total other expenses, net	(3)	(2)	(4)	(1)
Loss before provision for income taxes	(14)	(49)	(21)	(37)
Provision for income taxes	*	*	—	*
Net loss attributable to common stockholders	(14%)	(49%)	(21%)	(37%)
____________________________________
* Less than 0.5% of revenue.
** Columns may not add up to 100% due to rounding.

Comparison of the Three Months Ended September 30, 2023 and 2022
Revenue

	Three Months Ended
	September 30,
	2023	2022	Change
	(Dollars in thousands)
Twilio Communications	$906,714	$866,193	$40,521	5%
Twilio Data & Applications	126,956	116,837	10,119	9%
Consolidated total revenue	$1,033,670	$983,030	$50,640	5%
In the three months ended September 30, 2023, Communications revenue increased by $40.5 million, or 5%, compared to the same period last year. This increase was primarily attributable to a 10% increase in the number of Communications Active Customer Accounts from over 264,000 as of September 30, 2022 to over 291,000 as of September 30, 2023, as well as the increased usage of our products by our existing customers, as reflected in our Communications Dollar‑Based Net Expansion Rate of 101%. These increases were offset by a decrease of $28.5 million related to revenue from our ValueFirst and IoT businesses, which we divested during 2023.
In the three months ended September 30, 2023, Data & Applications revenue increased by $10.1 million, or 9%, compared to the same period last year. This increase was primarily attributable to a 6% increase in the number of Data & Applications Active Customer Accounts from over 31,000 as of September 30, 2022 to over 33,000 as of September 30, 20231. Our Data & Applications Dollar‑Based Net Expansion Rate was 96% for the three months ended September 30, 2023 due to higher contraction and customer churn compared to the same period last year.
In the three months ended September 30, 2023, consolidated total revenue increased by $50.6 million, or 5%, compared to the same period last year. This increase was primarily attributable to a 9% increase in the number of Active Customer Accounts from over 280,000 as of September 30, 2022 to over 306,000 as of September 30, 2023, as well as the increased usage of our products by our existing customers, as reflected in our Dollar‑Based Net Expansion Rate of 101%.
In the three months ended September 30, 2023, U.S. revenue and international revenue represented $688.1 million, or 67%, and $345.5 million, or 33%, respectively, of total revenue. In the three months ended September 30, 2022, U.S. revenue and international revenue represented $650.5 million, or 66%, and $332.5 million, or 34%, respectively, of total revenue.
1 In our Quarterly Report on Form 10-Q for the three months ended June 30, 2023 (the “Q2’23 10-Q”), we disclosed that we had over 27,000 Data & Applications Active Customer Accounts as of June 30, 2023, an increase of 4% compared to over 26,000 Data & Applications Active Customer Accounts as of June 30, 2022. Due to an inadvertent exclusion of certain accounts, the number of Data & Applications Active Customer Accounts as of June 30, 2023 and June 30, 2022 was understated. Including the inadvertently excluded accounts, we had over 33,000 Data & Applications Active Customer Accounts as of June 30, 2023, an increase of 6% compared to over 31,000 Data & Applications Active Customer Accounts as of June 30, 2022.

Our consolidated Active Customer Accounts as of June 30, 2023 and June 30, 2022, and our Data & Applications Dollar-Based Net Expansion Rate for the three and six months ended June 30, 2023, in each case as disclosed in our Q2’23 10-Q, were not affected by the above understatement.

Cost of Revenue and Gross Margin

	Three Months Ended
	September 30,
	2023	2022	Change
	(Dollars in thousands)
Twilio Communications
Cost of revenue	$473,683	$485,067	$(11,384)	(2)%
Gross margin	48%	44%
Twilio Data & Applications
Cost of revenue	43,668	35,888	$7,780	22%
Gross margin	66%	69%
Consolidated total
Cost of revenue	$517,351	$520,955	$(3,604)	(1)%
Gross margin	50%	47%
In the three months ended September 30, 2023, Communications cost of revenue decreased by $11.4 million, or 2%, compared to the same period last year. Fluctuations in cost of revenue categories were not significant either individually or in the aggregate.
In the three months ended September 30, 2023, Data & Applications cost of revenue increased by $7.8 million, or 22%, compared to the same period last year. The increase was primarily attributable to a $4.5 million increase in hosting fees, a $1.3 million increase in stock-based compensation, and a $1.2 million increase in amortization of capitalized internal-use software development costs.
In the three months ended September 30, 2023, Communications gross margin percentage increased compared to the same period last year. This increase was primarily driven by a 300 basis point increase due to the network service providers’ costs increasing at a lower rate relative to revenue, net of the impact of hedging instruments, as a result of a higher proportion of revenue being derived from the United States, where margins are higher. The increase was also partially driven by a 70 basis point increase due to the divestiture of our ValueFirst and IoT businesses during the first half of 2023, which historically had lower gross margins than Communications as a whole.
In the three months ended September 30, 2023, Data & Applications gross margin percentage decreased compared to the same period last year. This decrease was primarily driven by a 350 basis point decrease due to an increase in hosting costs, a 110 basis point decrease due to an increase in stock-based compensation, and a 100 basis point decrease due to an increase in amortization of capitalized internal-use software development costs, partially offset by a 9% increase in total revenue, as discussed in the Revenue section above.

Operating Expenses

	Three Months Ended
	September 30,
	2023	2022	Change
	(Dollars in thousands)
Research and development	$241,654	$284,735	$(43,081)	(15)%
Sales and marketing	262,898	328,833	(65,935)	(20)%
General and administrative	114,071	135,331	(21,260)	(16)%
Restructuring costs	3,437	72,451	(69,014)	(95)%
Impairment of long-lived assets	3,162	97,722	(94,560)	(97)%
Total operating expenses	$625,222	$919,072	$(293,850)	(32)%
In the three months ended September 30, 2023, research and development expenses decreased by $43.1 million, or 15%, compared to the same period last year. The decrease was primarily attributable to a $46.5 million decrease in total personnel costs compared to the prior period, which was primarily attributable to the restructuring of our workforce in September 2022 and February 2023, which contributed to a 25% decrease in average research and development headcount during the period, and to the sunsetting of our employee sabbatical program in the three months ended March 31, 2023. This decrease was partially offset by increases in other operating expense categories that were not significant either individually or in the aggregate.
In the three months ended September 30, 2023, sales and marketing expenses decreased by $65.9 million, or 20%, compared to the same period last year. The decrease was primarily attributable to a $63.1 million decrease in total personnel costs compared to the prior period, which was primarily attributable to the restructuring of our workforce in September 2022 and February 2023, which contributed to a 31% decrease in average sales and marketing headcount during the period, and to the sunsetting of our employee sabbatical program in the three months ended March 31, 2023. The impacts of other operating expense categories were not significant either individually or in the aggregate.
In the three months ended September 30, 2023, general and administrative expenses decreased by $21.3 million, or 16%, compared to the same period last year. The decrease was primarily attributable to a $21.2 million decrease in total personnel costs compared to the prior period, which was primarily attributable to the restructuring of our workforce in September 2022 and February 2023, which contributed to a 39% decrease in average general and administrative headcount during the period, and to the sunsetting of our employee sabbatical program in the three months ended March 31, 2023. The impacts of other operating expense categories were not significant either individually or in the aggregate.
In the three months ended September 30, 2023, restructuring costs decreased by $69.0 million, or 95%, compared to the same period last year. The decrease is due to costs incurred in the prior period related to the workforce reduction effected during September 2022. For further detail refer to Note 7 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
In the three months ended September 30, 2023, impairment of long-lived assets decreased $94.6 million, or 97%, compared to the same period last year. The decrease is due to a larger number of office closures that occurred in the three months ended September 30, 2022, which was the first period in which we incurred such charges. For further detail refer to Note 6 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Segment Results of Operations
Our CODM evaluates the performance of our Communications and Data & Applications segments based on several factors, of which the primary financial measures are total revenue and non-GAAP gross profit, our segment profitability measure. The following table presents the non-GAAP gross profit measure for each segment, as presented to our CODM for the three months ended September 30, 2023:

	Three Months Ended
	September 30,
	2023	2022	Change
	(Dollars in thousands)
Twilio Communications	$451,330	$401,236	$50,094	12%
Twilio Data & Applications	101,268	97,897	3,371	3%
Consolidated total non-GAAP gross profit	$552,598	$499,133	$53,465	11%
In the three months ended September 30, 2023, Communications non-GAAP gross profit increased by $50.1 million, or 12%, compared to the same period last year. The increase in Communications non-GAAP gross profit was primarily driven by the same factors impacting Communications revenue and Communications cost of revenue, as described in the Revenue and Cost of Revenue and Gross Margin sections above, adjusted for a $1.8 million net decrease, in aggregate, in stock-based compensation, payroll taxes related to stock-based compensation and amortization of acquired intangibles.
In the three months ended September 30, 2023, Data & Applications non-GAAP gross profit increased by $3.4 million, or 3%, compared to the same period last year. The increase in Data & Applications non-GAAP gross profit was primarily driven by the same factors impacting Data & Applications revenue and Data & Applications cost of revenue, as described in the Revenue and Cost of Revenue and Gross Margin sections above, adjusted for a $1.0 million net increase, in aggregate, in stock-based compensation, payroll taxes related to stock-based compensation and amortization of acquired intangibles.
Comparison of the Nine Months Ended September 30, 2023 and 2022
Revenue

	Nine Months Ended
	September 30,
	2023	2022	Change
	(Dollars in thousands)
Twilio Communications	$2,703,079	$2,470,350	$232,729	9%
Twilio Data & Applications	374,916	331,397	43,519	13%
Consolidated total revenue	$3,077,995	$2,801,747	$276,248	10%
In the nine months ended September 30, 2023, Communications revenue increased by $232.7 million, or 9%, compared to the same period last year. This increase was primarily attributable to a 10% increase in the number of Communications Active Customer Accounts from over 264,000 as of September 30, 2022 to over 291,000 as of September 30, 2023, as well as the increased usage of our products by our existing customers, as reflected in our Communications Dollar‑Based Net Expansion Rate of 103%. These increases were partially offset by a decrease of $29.9 million related to revenue from our ValueFirst and IoT businesses, which we divested during 2023.
In the nine months ended September 30, 2023, Data & Applications revenue increased by $43.5 million, or 13%, compared to the same period last year. This increase was attributable to a 6% increase in the number of Data & Applications Active Customer Accounts from over 31,000 as of September 30, 2022 to over 33,000 as of September 30, 20232. Our Data & Applications Dollar‑Based Net Expansion Rate was 100% for the nine months ended September 30, 2023.
2 In our Q2’23 10-Q, we disclosed that we had over 27,000 Data & Applications Active Customer Accounts as of June 30, 2023, an increase of 4% compared to over 26,000 Data & Applications Active Customer Accounts as of June 30, 2022. Due to an inadvertent exclusion of certain accounts, the number of Data & Applications Active Customer Accounts as of June 30, 2023 and June 30, 2022 was understated. Including the inadvertently excluded accounts, we had over 33,000 Data & Applications Active Customer Accounts as of June 30, 2023, an increase of 6% compared to over 31,000 Data & Applications Active Customer Accounts as of June 30, 2022.

Our consolidated Active Customer Accounts as of June 30, 2023 and June 30, 2022, and our Data & Applications Dollar-Based Net Expansion Rate for the three and six months ended June 30, 2023, in each case as disclosed in our Q2’23 10-Q, were not affected by the above understatement.

In the nine months ended September 30, 2023, consolidated total revenue increased by $276.2 million, or 10%, compared to the same period last year. This increase was primarily attributable to a 9% increase in the number of Active Customer Accounts from over 280,000 as of September 30, 2022 to over 306,000 as of September 30, 2023, as well as the increased usage of our products by our existing customers, as reflected in our Dollar‑Based Net Expansion Rate of 103%.
In the nine months ended September 30, 2023, U.S. revenue and international revenue represented $2.0 billion, or 66%, and $1.0 billion, or 34%, respectively, of total revenue. In the nine months ended September 30, 2022, U.S. revenue and international revenue represented $1.8 billion, or 66%, and $964.4 million, or 34%, respectively, of total revenue.
Cost of Revenue and Gross Margin

	Nine Months Ended
	September 30,
	2023	2022	Change
	(Dollars in thousands)
Twilio Communications
Cost of revenue	$1,442,536	$1,367,852	$74,684	5%
Gross margin	47%	45%
Twilio Data & Applications
Cost of revenue	122,695	101,460	$21,235	21%
Gross margin	67%	69%
Consolidated total
Cost of revenue	$1,565,231	$1,469,312	$95,919	7%
Gross margin	49%	48%
In the nine months ended September 30, 2023, Communications cost of revenue increased by $74.7 million, or 5%, compared to the same period last year. This increase was primarily attributable to a $62.3 million increase in network service providers’ costs, net of the impact of hedging instruments, which support the growth in usage of our products driven by the growth of Communications Active Customer Accounts and the increased usage of our products by our existing customers.
In the nine months ended September 30, 2023, Data & Applications cost of revenue increased by $21.2 million, or 21%, compared to the same period last year. The increase was primarily driven by an $8.1 million increase in hosting fees, a $5.4 million increase in support and professional service fees, and a $4.9 million increase in amortization of capitalized internal-use software development costs.
In the nine months ended September 30, 2023, Communications gross margin percentage increased compared to the same period last year. This increase was primarily driven by a 170 basis point increase due to the network service providers’ costs increasing at a lower rate relative to revenue, net of the impact of hedging instruments. This is due to a higher proportion of revenue being derived from the United States, where margins are higher. The increase was also partially driven by a 30 basis point increase due to the divestiture of our ValueFirst and IoT businesses during the first half of 2023, which historically had lower gross margins than Communications as a whole.
In the nine months ended September 30, 2023, Data & Applications gross margin percentage decreased compared to the same period last year. This decrease was primarily driven by a 220 basis point decrease due to an increase in hosting fees, a 140 basis point decrease due to an increase in support and professional service fees, and a 130 basis point decrease due to an increase in amortization of capitalized internal-use software development costs, partially offset by a 13% increase in total revenue, as discussed in the Revenue section above.

Operating Expenses

	Nine Months Ended
	September 30,
	2023	2022	Change
	(Dollars in thousands)
Research and development	$707,145	$804,987	$(97,842)	(12)%
Sales and marketing	784,383	951,697	(167,314)	(18)%
General and administrative	361,491	392,319	(30,828)	(8)%
Restructuring costs	140,281	72,451	67,830	94%
Impairment of long-lived assets	34,278	97,722	(63,444)	(65)%
Total operating expenses	$2,027,578	$2,319,176	$(291,598)	(13)%
In the nine months ended September 30, 2023, research and development expenses decreased by $97.8 million, or 12%, compared to the same period last year. The decrease was primarily attributable to a $99.5 million decrease in total personnel costs compared to the prior period, which was primarily attributable to the restructuring of our workforce in September 2022 and February 2023, which contributed to a 10% decrease in average research and development headcount during the period, and to the sunsetting of our employee sabbatical program in the three months ended March 31, 2023.
In the nine months ended September 30, 2023, sales and marketing expenses decreased by $167.3 million, or 18%, compared to the same period last year. The decrease was primarily attributable a $142.6 million decrease in total personnel costs compared to the prior period, which was primarily attributable to the restructuring of our workforce in September 2022 and February 2023, which contributed to a 19% decrease in average sales and marketing headcount during the period, and to the sunsetting of our employee sabbatical program in the three months ended March 31, 2023. The lower sales and marketing expenses were also partially due to a $17.4 million decrease in advertising expenses.
In the nine months ended September 30, 2023, general and administrative expenses decreased by $30.8 million, or 8%, compared to the same period last year. The decrease was primarily attributable to a $59.4 million decrease in total personnel costs compared to the prior period, which was primarily attributable to the restructuring of our workforce in September 2022 and February 2023, which contributed to a 27% decrease in average general and administrative headcount during the period, and to the sunsetting of our employee sabbatical program in the three months ended March 31, 2023. This decrease was partially offset by a $32.3 million loss on divestiture related to the sale of our ValueFirst business and our IoT assets and liabilities. For further detail on the divestitures, refer to Note 5 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
In the nine months ended September 30, 2023, restructuring costs increased by $67.8 million, or 94%, as compared to the same period last year. The increase was primarily a result of our February 2023 Plan, which had a more substantial impact than our September 2022 restructuring plan in the comparable period. For further detail refer to Note 7 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
In the nine months ended September 30, 2023, impairment of long-lived assets decreased by $63.4 million, or 65%, as compared to the same period last year. The decrease was primarily driven by a larger number of office closures that occurred in 2022 when our remote-first policy was initially enacted. For further detail refer to Note 6 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Other Expenses, net

	Nine Months Ended
	September 30,
	2023	2022	Change
	(Dollars in thousands)
Share of losses from equity method investment	$93,838	$13,376	$80,462	602%
Impairment of strategic investments	46,154	—	$46,154	100%
Other (income) expenses, net	(17,731)	23,290	$(41,021)	(176)%
Total other expenses, net	$122,261	$36,666	$85,595	233%
In the nine months ended September 30, 2023, other expenses, net increased by $85.6 million, or 233%, compared to the same period last year. The increase is primarily related to an increase of $80.5 million in our share of losses from our equity method investment.
Segment Results of Operations
The following table presents the results for non-GAAP gross profit for each of our Communications and Data & Applications segments for the nine months ended September 30, 2023:

	Nine Months Ended
	September 30,
	2023	2022	Change
	(Dollars in thousands)
Twilio Communications	$1,316,541	$1,160,683	$155,858	13%
Twilio Data & Applications	304,074	279,441	24,633	9%
Consolidated total non-GAAP gross profit	$1,620,615	$1,440,124	$180,491	13%
In the nine months ended September 30, 2023, Communications non-GAAP gross profit increased by $155.9 million, or 13%, compared to the same period last year. The increase in Communications non-GAAP gross profit was primarily driven by the same factors impacting Communications revenue and cost of revenue in the nine months ending September 30, 2023, as described above, adjusted for a $2.2 million net decrease, in aggregate, in stock-based compensation, payroll taxes related to stock-based compensation and amortization of acquired intangibles.
In the nine months ended September 30, 2023, Data & Applications non-GAAP gross profit increased by $24.6 million, or 9%, compared to the same period last year. The increase in Data & Applications non-GAAP gross profit was primarily driven by the same factors impacting Data & Applications revenue and cost of revenue in the nine months ending September 30, 2023, as described above, adjusted for a $2.3 million net increase, in aggregate, in stock-based compensation, payroll taxes related to stock-based compensation and amortization of acquired intangibles.
Liquidity and Capital Resources
As of September 30, 2023, we had cash and cash equivalents of $677.9 million and short-term marketable securities of $3.2 billion. In any given period, cash and cash equivalents may consist of money market funds, reverse repurchase agreements and commercial paper. Short-term marketable securities consist primarily of U.S. treasury securities, non-U.S. government securities, high credit quality corporate debt securities and commercial paper. The cash and cash equivalents and short-term marketable securities are held for working capital purposes.
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
In the three and nine months ended September 30, 2023, we purchased $56.0 million in aggregate value, or 0.9 million shares, and $551.0 million in aggregate value, or 9.2 million shares, respectively, of our Class A common stock on the open market under this program. As of September 30, 2023, approximately $449.0 million of the originally authorized amount remains available for future repurchases.

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
Cash Flows
The following table summarizes our cash flows:

	Nine Months Ended
	September 30,
	2023	2022
	(In thousands)
Cash provided by (used in) operating activities	$192,207	$(195,913)
Cash provided by (used in) investing activities	365,745	(682,153)
Cash (used in) provided by financing activities	(536,221)	33,252
Effect of exchange rate changes on cash, cash equivalents and restricted cash	108	146
Net increase (decrease) in cash, cash equivalents and restricted cash	$21,839	$(844,668)
Cash Flows from Operating Activities
In the nine months ended September 30, 2023, cash provided by operating activities consisted primarily of our net loss of $650.0 million adjusted for non-cash items, including $509.4 million of stock-based compensation expense which included the impact of our February 2023 Plan, $219.0 million of depreciation and amortization expense, $93.8 million of our share of losses from an equity method investment, $54.4 million of amortization of deferred commissions, $46.2 million of impairment of an investment that we acquired in 2021, $34.3 million of impairment of operating lease assets and other long-lived assets, $32.3 million loss on net assets divested, $21.8 million of non-cash reduction in our operating right-of-use asset, and $240.3 million of cumulative changes in operating assets and liabilities. With respect to changes in operating assets and liabilities, accounts receivable and prepaid expenses increased $125.6 million primarily due to revenue growth, timing of cash receipts and prepayments and certain operating expenses. Accounts payable and other current liabilities decreased $62.3 million primarily driven by a $22.3 million decrease in the sabbatical benefit accrual as a result of lower headcount and sunsetting of the program, and a decrease in personnel-related accruals due to lower headcount. Operating lease liabilities decreased $41.4 million due to payments made against our operating lease obligations. Other long-term assets increased $15.4 million primarily due to an increase in the sales commissions balances related to the growth of our business. The loss on net assets divested, the impairment of operating lease assets and other long lived assets, and the details of the February 2023 Plan are described further in Note 5, Note 6, and Note 7, respectively, to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
In the nine months ended September 30, 2022, cash used in operating activities consisted primarily of our net loss of $1.0 billion adjusted for non-cash items, including $606.3 million of stock-based compensation expense, $207.9 million of depreciation and amortization expense, $100.7 million of impairment of operating lease assets and other long-lived assets, $38.7 million of non-cash reduction in our operating right-of-use asset, $41.3 million of amortization of deferred commissions, $27.9 million of net amortization of investment premium and discount, and $235.8 million of cumulative changes in operating assets and liabilities. With respect to changes in operating assets and liabilities, accounts receivable and prepaid expenses increased $202.4 million primarily due to revenue growth, timing of cash receipts and pre-payments of our cloud infrastructure fees and certain operating expenses. Accounts payable and other current liabilities increased $134.0 million primarily due to increases in transaction volumes, the impacts from our September 2022 restructuring plan and the sabbatical employee benefit, which was introduced during 2022. Operating lease liabilities decreased $42.2 million due to payments made against our operating lease obligations. Other long-term assets increased $111.7 million primarily due to an increase in the sales commissions balances related to the growth of our business.

Cash Flows from Investing Activities
In the nine months ended September 30, 2023, cash provided by investing activities was $365.7 million primarily consisting of $372.9 million of proceeds from sales and maturities of marketable securities, net of purchases of marketable securities and other investments, and $38.2 million of proceeds from divestitures, net of cash divested, partially offset by $30.5 million related to capitalized software development costs and $9.0 million related to purchases of long-lived assets.
In the nine months ended September 30, 2022, cash used in investing activities was $682.2 million primarily consisting of $584.8 million of purchases of marketable securities and other investments, net of maturities and sales, $32.9 million of net cash paid to acquire other businesses, $35.9 million related to capitalized software development costs and $28.6 million related to purchases of long-lived assets.
Cash Flows from Financing Activities
In the nine months ended September 30, 2023, cash used in financing activities was $536.2 million primarily consisting of $548.9 million of cash paid to repurchase 9.2 million shares of our Class A common stock in the open market, including related costs, and $13.8 million in principal payments on debt and finance leases, offset by $28.9 million in proceeds from stock options exercised by our employees and shares issued under our employee stock purchase plan.
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
Interest Rate Risk
We had cash and cash equivalents of $677.9 million and marketable securities of $3.2 billion as of September 30, 2023. In any given period, cash and cash equivalents may consist of bank deposits, money market funds, reverse repurchase agreements and commercial paper. Marketable securities consist primarily of U.S. treasury securities, non-U.S. government securities and high credit quality corporate debt securities. The cash and cash equivalents and marketable securities are held for working capital purposes. Such interest‑earning instruments carry a degree of interest rate risk. To date, fluctuations in interest income have not been significant. The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. In March 2021, we issued $1.0 billion aggregate principal amount of our 2029 Notes and 2031 Notes carrying fixed interest rates of 3.625% and 3.875%, respectively. Due to the short‑term nature of our investments and fixed rate nature of our debt, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. A hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
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
Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2023, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

(b)    Changes in Internal Control
There were no changes in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended September 30, 2023, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
•our use of AI technologies in our platform and business;
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

The current macroeconomic environment has constrained the budgets and financial resources of some of our current and prospective customers, which has caused the impacted current and prospective customers to become more budget-conscious and to delay and/or reduce spending. Given that a majority of our revenue is usage-based and impacted by general consumer sentiment and activity, our business may be more immediately and severely impacted by adverse macroeconomic conditions than those that rely primarily on software-as-a-service (“SaaS”) subscription revenue. The current macroeconomic environment has caused certain of our Communications customers to reduce or terminate their usage of our products without notice or termination charges, which has negatively impacted, and may in the future negatively impact, Communications revenue. Similarly, the current macroeconomic environment has caused certain of our Data & Applications customers to renegotiate existing contracts on less advantageous terms to us than those currently in place, reduce or limit their contract value, default on payments due on existing contracts, or fail to renew at the end of their current contract term, which has had, and may continue to have, a negative impact on our Data & Applications revenue. A prolonged economic slowdown could exacerbate these negative effects on revenue and revenue growth in both our Communications and Data & Applications business units. Additionally, when customers fail to pay us or reduce their spending with us, we may be adversely affected by an inability to collect amounts due, the costs of enforcing the terms of our contracts, including through litigation, and/or a reduction in revenue. For example, in February 2023, one of our customers, Oi SA, a Brazilian telecom company, initiated reorganization proceedings in a Brazilian bankruptcy court as well as a secondary proceeding under Chapter 15 in the United States and exposed us to risks on collections of pre-petition receivables and ongoing revenue.

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
•general economic conditions, including a downturn or recession, rising inflation and interest rates, and geopolitical uncertainty and instability;
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
•competition and the actions of our competitors, including pricing changes and the introduction of new technologies, products, services and geographies;
•significant security breaches or incidents impacting our platform, or interruptions to the delivery and use of our products;
•changes in cloud infrastructure, network services and other third-party technology, including the fees charged by their providers;
•the productivity of our salesforce, including our enterprise salesforce;
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
In the first quarter of 2023, we reorganized our business into two business units – Twilio Communications and Twilio Data & Applications – to enable us to develop the organization and systems to successfully operate a multi-product business and to better align our sales resources with customer and market opportunities. In addition, as the business units were created based on how management views and evaluates our business, beginning with the quarter ended June 30, 2023, we changed our operating and reporting segment structure from one reportable segment to two reportable segments and revised our prior period presentation to conform to the new segments.

Our business unit reorganization and changes in our segment reporting structure have required, and will continue to require, significant expenditures, allocation of valuable management resources, and significant demands on our operational and financial infrastructure. This could lead to a number of risks, including: actual or perceived disruption of service or reduction in service standards to our customers; the failure to preserve adequate internal controls as we reorganize our general and administrative functions, including our information technology and financial reporting infrastructure; the failure to preserve partnership, sales and other important relationships and to resolve conflicts that may arise; loss of sales as we eliminate certain sales positions, reorganize our sales teams into business units, and focus on leveraging our self-service capabilities; failure to develop effective cross-selling motions between the businesses; failure of the business units to drive efficiencies and leverage; diversion of management attention from ongoing business activities and core business objectives in order to manage operational changes; and the failure to maintain our corporate culture, employee morale and productivity, and to retain highly skilled employees due to reductions in our workforce and changes in leadership structure. Because of these and other factors, we cannot predict whether we will realize the purpose and anticipated benefits of the Reorganization and segment reporting changes, and if we do not, our business, results of operations and financial condition could be adversely affected.

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
Our revenue grows as customers increase their usage of a product, extend their usage of a product to new applications or adopt a new product that we offer. The majority of our revenue is usage-based and our ability to grow and generate incremental revenue depends, in part, on our ability to maintain and grow our relationships with existing customers and to have them increase their usage of our platform. If our customers do not increase their use of our products, then our revenue may decline. The majority of our customers are charged based on their usage of our products. Most of our customers do not have long-term contractual financial commitments to us and, therefore, may reduce or cease their use of our products at any time without penalty or termination charges. Customers may terminate or reduce their use of our products for any number of reasons, including dissatisfaction with our products or the value proposition of our products, our inability to meet their needs and expectations, their use of competitors’ products, macroeconomic conditions, or reductions in their budgets. Additionally, prior instances of disruptions in our cloud communications platform impacted our customers’ ability to use products on our platform for up to several hours at a time. Issues with our products have caused, and may in the future cause, us to incur certain costs associated with offering credits to our affected customers, which have had, and in the future may have, an adverse impact on customer satisfaction and our ability to retain or attract customers.
Additionally, we believe our ability to provide customers with high-quality, effective customer support services at all stages of the process is a crucial component of maintaining customer satisfaction, generating increased customer usage of our products and ultimately retaining customers. If we are unable to devote sufficient resources to effectively assist our customers, it could adversely affect our ability to retain existing customers and could disincentivize prospective customers from adopting our products. We may be unable to respond quickly enough to accommodate short-term increases in demand for customer support. We also may be unable to modify the nature, scope and delivery of our customer support in order to compete with changes in the support services provided by our competitors. Our sales are highly dependent on our business reputation and on positive recommendations from our customers. If we are unable to provide high-quality customer support, or if there is a market perception that we do not maintain high-quality customer support, it could erode the trust of current and potential customers and adversely affect our reputation.
Customer usage of our products depends on factors generally outside of our control, so it is difficult to accurately predict customers’ usage levels. The loss of customers or reductions in their usage levels of our products may each have a negative impact on our business, results of operations and financial condition. Our Dollar-Based Net Expansion Rate has recently declined as compared to prior periods, and it may continue to decline in the future if customers are not satisfied with our products and related customer service experience, the value proposition of our products or our ability to meet their needs and expectations, or due to macroeconomic conditions or reductions in customers’ budgets. If a significant number of customers cease using, or reduce their usage of our products, including due to cost-saving measures in the face of macroeconomic uncertainty or changes in the competitive landscape, then we may be required to spend significantly more on sales and marketing than we currently expect in order to maintain or increase revenue from customers. Such additional sales and marketing expenditures could adversely affect our business, results of operations and financial condition.

If we are unable to attract new customers in a cost-effective manner, sell additional products to our existing customers or develop new products and enhancements to our products that achieve market acceptance then our business, results of operations and financial condition would be adversely affected.
To grow our business, we must continue to attract new customers in a cost-effective manner, increase revenue from existing customers, and increase gross profits, each of which depends in part on our ability to enhance and improve our existing products, increase adoption and usage of our products, and introduce new products, including products with higher gross margins. We use a variety of marketing channels to promote our products and platform, such as developer events and developer evangelism, search engine marketing and optimization, regional customer events, email campaigns, billboard advertising and public relations initiatives. If the costs of the marketing channels we use increase, then we may choose to use alternative and less expensive channels, which may not be as effective as the channels we currently use. We have made in the past, and may make in the future, significant expenditures and investments in new marketing campaigns, and we cannot guarantee that any such investments will lead to wider adoption of our products or to the cost-effective acquisition of additional customers. If we are unable to maintain effective marketing programs, our ability to efficiently attract new customers could be adversely affected, and we may not be able to attract the number and types of new customers we are seeking.
In addition, our ability to attract new customers and increase revenue from existing customers depends in large part on our ability to enhance and improve our existing products and to introduce compelling new products that reflect the changing nature of our markets, technological advances and industry standards. The success of any enhancements or new products depends on several factors, including timely completion, adequate quality testing, actual performance quality, market-accepted pricing levels and overall market acceptance. Enhancements and new products that we develop may not be introduced in a timely or cost-effective manner, may contain errors or defects, may require reworking features and capabilities, may have interoperability difficulties with our platform or other products or may not achieve the broad market acceptance necessary to generate significant revenue or increase our gross profits. Furthermore, our ability to increase the usage of our products depends, in part, on the development of new use cases for our products, which is typically driven by our developer community and may be outside of our control. Our ability to generate usage of additional products by our customers may also require increasingly sophisticated and more costly sales efforts and result in a longer sales cycle. If we are unable to successfully enhance our existing products to meet evolving customer requirements, increase adoption and usage of our products, develop and drive adoption of new products, and increase our gross profits, or if our efforts to increase the usage of our products are more expensive than we expect, then our business, results of operations and financial condition would be adversely affected. The adoption of our products, and the development of enhancements and new products, also depends, in part, on our ability to anticipate complex and uncertain emerging technologies, changes to customers’ needs and expectations, and shifts in industry standard practices. Anticipating these factors requires that we allocate significant resources without any guarantee that any such investments and efforts will result in wider adoption of our products in the marketplace. If we are unable to adequately anticipate these changes, our business and financial condition could be adversely affected.
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
If we are unable to successfully enhance our existing products to meet evolving customer requirements, increase adoption and usage of our products, develop and drive adoption of new products, maintain integrations with third-party products, anticipate changes in technology, customers’ needs and expectations, or industry standards, and increase our gross profits, or if our efforts to increase the usage of our products are more expensive than we expect, then our business, results of operations and financial condition would be adversely affected.
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
As we seek to increase the adoption of our products by enterprises, including products like Segment and Engage, which are primarily aimed at complex customer data platform implementations at larger companies, and Flex, which is primarily aimed at complex contact center implementations at larger companies, we expect to incur higher costs and longer sales cycles. In the enterprise market segment, the decision to adopt our products may require the approval of multiple technical and business decision makers, including legal, security, compliance, procurement, operations and information technology (“IT”). In addition, while enterprise customers may quickly deploy our products on a limited basis, before they will commit to deploying our products at scale, they often require extensive education about our products and significant customer support time and also engage in protracted pricing and contract negotiations, which may be exacerbated by changing inflationary pressure and reduced IT budgets and may result in higher costs and longer sales cycles. In addition, sales cycles for enterprises are inherently more complex and less predictable than the sales through our self-service model, and some enterprise customers may not use our products enough to generate revenue that justifies the cost to obtain such customers. These complex and resource-intensive sales efforts could place additional strain on our product and engineering resources. Further, enterprises, including some of our existing customers, may choose to develop their own solutions that do not include our products. They may also demand reductions in pricing as their usage of our products increases, notwithstanding increased costs incurred by us to provide such products, which could have an adverse impact on our gross margin. Additionally, we have experienced, and may continue to experience, certain of our Data & Applications customers failing to renew their contracts with us, reducing or limiting their contract values, and engaging in longer sales cycles as these customers focus on general cost reductions in the face of macroeconomic uncertainty. As a result of our limited experience selling and marketing to enterprises, our efforts to sell to these potential customers may not be successful. If we are unable to increase the revenue that we derive from enterprises, then our business, results of operations and financial condition may be adversely affected.
The market for our products and platform continues to evolve, and may decline or experience limited growth, and is dependent in part on developers continuing to adopt our platform and use our products.
The market for our products and platform continues to evolve, which makes our business and future prospects difficult to evaluate. If developers and organizations do not recognize the need for and benefits of our products and platform, they may decide to adopt alternative products and services to satisfy some portion of their business needs. In order to grow our business and extend our market position, we intend to focus on educating developers and other potential customers about the benefits of our products and platform, expanding and improving the functionality of our products and bringing new technologies to market to increase market acceptance and use of our platform. Our growth will depend, in part, on our ability to leverage more of our self-service capability for developers that do not need direct account coverage. We will also continue to prioritize accelerating sales of our Data & Applications products, which could have an impact on our results of operations. Our ability to expand the market that our products and platform address depends upon a number of factors, including the cost, performance and perceived value associated with such products and platform. The market for our products and platform could fail to grow significantly, or at all, or there could be a reduction in demand for our products as a result of any number of factors, including a lack of developer acceptance, technological challenges, competing products and services, decreases in spending by current and prospective customers, weakening economic conditions, including due to labor shortages, supply chain disruptions and inflationary pressures and other causes. If our market does not experience significant growth or demand for our products decreases, then our business, results of operations and financial condition could be adversely affected.
If we fail to effectively manage our growth, then our business, results of operations and financial condition could be adversely affected.
Although we cannot provide any assurance that our business will continue to grow at the same rate or at all in the future, we have experienced substantial growth in our business and operations in recent years, which has placed, and may continue to place, significant demands on our management and our operational and financial resources, especially as we continue to focus on improving our operating efficiency. Although we completed workforce reduction plans in September 2022 and February 2023 to reduce operating costs, improve operating margins and accelerate profitability, we may experience employee growth in the future. We have also experienced significant growth in the number of customers, usage and amount of data that our platform and associated infrastructure support. As a result of this growth, our organizational structure is becoming more complex as we improve our operational, financial and management controls as well as our reporting systems and procedures. The expansion of our systems and infrastructure, as well as the changes arising from the Reorganization, has required, and will continue to require, us to commit substantial financial, operational, and technical resources. Our revenue may not increase as a result of our investments in these areas and, if revenue does increase, it may not increase enough to offset these investments, or it may take several periods before we begin to see the benefits of these investments. If we are unable to adequately manage our growth and other business changes in a manner that preserves the key aspects of our corporate culture, including as a result of our past reductions in force and the Reorganization, the quality and performance of our products may suffer, which could negatively affect our brand, reputation and ability to retain and attract customers and employees. Finally, if we are unable to maintain reliable service levels for our customers or if the level of efficiency in our organization suffers as we grow and transform our operating model, then our business, results of operations and financial condition could be adversely affected.

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
We have incurred net losses in each year since our inception, including net losses of $650.0 million, $1.3 billion and $949.9 million in the nine months ended September 30, 2023 and the years ended December 31, 2022 and 2021, respectively.

We had an accumulated deficit of $4.6 billion as of September 30, 2023. We will need to generate and sustain increased revenue levels, and manage our operating expenses, in future periods to become profitable and, even if we do, we may not be able to maintain or increase our level of profitability. We expect to continue to expend substantial financial and other resources on, among other things: investments in our engineering team; improvements in security and data protection; the development of new products, features and functionality and enhancements to our platform; sales and marketing, including the continued expansion of our direct sales organization and marketing programs, especially for enterprises, organizations outside of the United States, and programs directed at increasing our brand awareness among developers, as well expansion of our self-service capabilities; expansion of our operations and infrastructure, both domestically and internationally; and general administration, including legal, accounting and other expenses related to being a public company. Our efforts to grow our business may be more costly than we expect, and we may not be able to increase our revenue enough to offset our increased operating expenses. We may incur significant losses in the future for a number of reasons, including the other risks described herein, and unforeseen expenses, difficulties, complications and delays and other unknown events. If we are unable to achieve and sustain profitability, or if we incur significant losses, the value of our business and Class A common stock may significantly decrease.
We depend largely on the continued services of highly skilled personnel, including our senior management and other key employees, and the inability to attract, integrate or retain such employees could adversely affect our business, results of operations and financial condition.
Our future performance depends on the continued services and contributions of highly skilled personnel, including our senior management and other key employees, to execute on our business plan, to develop our products and platform, to deliver our products to customers, to attract and retain customers and to identify and pursue opportunities to expand our business. We believe that there is, and will continue to be, intense competition for highly skilled management, technical, sales and other employees with experience in our industry. In addition, we have experienced and may continue to experience employee attrition, which could significantly delay or prevent the achievement of our business objectives, and any resulting influx of new employees may require us to expend time, attention and resources to recruit and retain employees, restructure parts of our organization and train and integrate new personnel. If we fail to effectively manage attrition, and to hire, integrate and adequately incentivize our personnel, our efficiency and ability to meet our operational and growth targets, as well as our corporate culture, employee morale, productivity and retention, could suffer, and our business and operating results would be adversely impacted. Additionally, loss of services of senior management or other key employees could significantly delay or prevent the achievement of our development and strategic objectives. In particular, we depend to a considerable degree on the vision, skills, experience and effort of our co-founder and Chief Executive Officer, Jeff Lawson. Any of our executive officers may terminate employment with us at any time with no advance notice. We have experienced, and may continue to experience, high attrition among our senior management team and key employees. The replacement of any of our senior management or other key employees will involve significant time and costs, and any loss of services of any such key employee for any reason could significantly delay or prevent the achievement of our business objectives and could adversely affect our business, results of operations and financial condition.
The labor market for our business is subject to external factors that are beyond our control, including our industry’s highly competitive market for skilled workers and leaders, inflation and workforce participation rates. We must provide competitive compensation packages and a high-quality work environment to hire, retain and motivate employees. Volatility in, or the actual or perceived lack of performance of, our stock price may affect our ability to attract, motivate and retain key employees. In September 2022 and February 2023, we implemented reductions in force, which may have an impact on our ability to hire, retain and motivate employees. If we are unable to retain and motivate our existing employees and attract qualified employees to fill key positions, we may be unable to manage our business effectively, including the development, marketing and sale of our products, which could adversely affect our business, results of operations and financial condition.
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
The market for communications in general, and cloud communications in particular, is subject to rapid technological change, evolving industry standards, changing regulations, as well as changing customer needs, requirements and preferences. These are all uncertain and we cannot predict the consequences, effects, or introduction of new, disruptive, emerging technologies or the manner and pace at which our market develops over time, and our ability to compete in our market depends on predicting and adapting to these changing circumstances. The success of our business will depend, in part, on our ability to adapt and respond effectively to these changes on a timely basis. If we are unable to develop new products that satisfy our customers and provide enhancements and new features for our existing products that keep pace with rapid technological and industry change, our business, results of operations and financial condition could be adversely affected. For example, with the development of next-generation solutions that utilize new and advanced features, including AI and ML, we expect to commit significant resources to developing new products and enhancements incorporating AI and ML, and there is no guarantee that our investments and efforts will result in wider adoption of our products in the marketplace. If new technologies emerge that are able to deliver competitive products and services at lower prices, more efficiently, more conveniently or more securely or new products are introduced into the market that could render our products obsolete, such technologies and products could adversely impact our ability to compete effectively and may lead to customers reduce or terminate their usage of our products.
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

In the second quarter of 2023 we began gradually blocking U.S.-bound Application-to-Person (“A2P”) SMS and MMS messages from unregistered 10-digit long code (“10DLC”) phone numbers and effective August 31, 2023 we completely blocked any remaining unregistered A2P 10DLC message traffic. These changes could result in reduced volume and revenue in our messaging products, which could adversely affect our results of operations.

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
We also interconnect with internet service providers around the world to enable the use of our email products by our customers, and we expect to continue to rely on internet service providers for network connectivity going forward. Our reliance on internet service providers reduces our control over quality of service and exposes us to potential service outages and rate fluctuations. The occurrence of poor-quality of service or service outages on our products may result in the loss of our existing customers or the delay of adoption of our products by potential customers and may adversely affect our business, results of operations and financial condition. Similarly, if a significant portion of our internet service providers stop providing us with access to their network infrastructure, fail to provide access on a cost-effective basis, cease operations, or otherwise terminate access, the delay caused by qualifying and switching to other internet service providers could be time consuming and costly and could adversely affect our business, results of operations, and financial condition.

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
We are continuing to expand our international operations to increase our revenue from customers outside of the United States as part of our growth strategy. In the nine months ended September 30, 2023 and the years ended December 31, 2022 and December 31, 2021, we derived 34%, 34% and 32% of our revenue from customer accounts located outside the United States, respectively. The future success of our business will depend, in part, on our ability to expand our customer base worldwide. Operating in international markets requires significant resources and management attention and will subject us to regulatory, economic and political risks in addition to those we already face in the United States.
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
•our ability to comply with laws, regulations and industry standards relating to data privacy, data protection, data localization and data security, as well as sustainability and other ESG matters, enacted in countries and other regions in which we operate or do business, and the associated costs and management attention required to support such compliance;
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
In the nine months ended September 30, 2023 and the years ended December 31, 2022 and 2021, our 10 largest Active Customer Accounts generated an aggregate of 10%, 12% and 11% of our revenue, respectively. If any of these customers, or other large customers do not continue to use our products, use fewer of our products, or use our products in a more limited capacity, or not at all, our business, results of operations and financial condition could be adversely affected. Additionally, the usage of our products by customers that do not have long-term contracts with us may change between periods. Those with no long-term contract with us may reduce or fully terminate their usage of our products at any time without notice, penalty or termination charges, which may adversely impact our results of operations.
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
•combining acquired businesses with our existing business in a manner that permits us to achieve the synergies anticipated to result from such acquisitions, the failure of which would result in the anticipated benefits of our acquisitions not being realized in the time frame currently anticipated or at all;
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

From time to time we may also divest or stop investing in certain businesses or products. For example, in the second quarter of 2023, we sold our Internet of Things assets and liabilities, and in the third quarter of 2023, we sold our ValueFirst business. The sale of a business or product may require us to restructure operations and/or terminate employees, and could expose us to unanticipated ongoing obligations and liabilities, including as a result of our indemnification obligations. Additionally, such transactions could disrupt our customer, supplier and/or employee relationships and divert management and our employees’ time and attention. During the pendency of a divestiture, we may be subject to risks related to a decline in the business, loss of employees, customers, or suppliers, and that the transaction may not close, which could have an adverse effect on the business to be divested and on us. Additionally, we may experience harm to our financial results, including loss of revenue, and we may not realize the expected benefits and cost savings of these actions and our operating results may be adversely impacted.

The use of AI technologies in our platform and our business may not produce the desired benefits, and may result in increased liability, reputational harm, or other adverse consequences.

We continue to incorporate additional AI solutions and features into our platform and our business, and these solutions and features may become more important to our operations or to our future growth over time. We expect to rely on AI solutions and features to help drive future growth in our business, but there can be no assurance that we will realize the desired or anticipated benefits from AI. Our investments in AI solutions and features have and may continue to negatively impact our Data & Applications cost of revenue and gross margins until we are able to increase revenue enough to offset these investments. We may also fail to properly implement or market our AI solutions and features. Our competitors or other third parties may incorporate AI into their products, offerings, and solutions more quickly or more successfully than us, which could impair our ability to compete effectively and adversely affect our results of operations. Our ability to effectively implement and market our AI solutions and features will depend, in part, on our ability to attract and retain employees with AI expertise, and we expect significant competition for professionals with the skills and technical knowledge that we will require. Additionally, our offerings based on AI may expose us to additional claims, demands and proceedings by private parties and regulatory authorities and subject us to legal liability as well as brand and reputational harm. For example, our business, financial condition and results of operations may be adversely affected if content or recommendations that AI solutions or features assist in producing are or are alleged to be deficient, inaccurate, or biased, or if such content, recommendations, solutions or features or their development or deployment (including the collection, use, or other processing of data used to train or create such AI solutions or features) are found to have or alleged to have infringed upon or misappropriated third-party intellectual property rights or violate applicable laws, regulations, or other actual or asserted legal obligations to which we are or may become subject. The legal, regulatory, and policy environments around AI are evolving rapidly, and we may become subject to new and evolving legal and other obligations. These and other developments may require us to make significant changes to our use of AI, including by limiting or restricting our use of AI, and which may require us to make significant changes to our policies and practices, which may necessitate expenditure of significant time, expense, and other resources. AI also presents emerging ethical issues, and if our use of AI becomes controversial, we may experience brand or reputational harm.
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
Additionally, we depend upon our employees and contractors to appropriately handle confidential and sensitive data, including customer data, and to deploy our IT resources in a safe and secure manner that does not expose our network systems to security breaches or incidents or the loss, alteration, unavailability, or other unauthorized processing of data. We have been and expect to be subject to cybersecurity threats and incidents, including denial-of-service attacks, employee errors or individual attempts to gain unauthorized access to information systems. We also continue to incorporate AI solutions and features into our platform, which may result in security incidents or otherwise increase cybersecurity risks. Further, AI technologies may be used in connection with certain cybersecurity attacks, resulting in heightened risks of security breaches and incidents. Any data security incidents, including internal malfeasance or inadvertent disclosures by our employees or a third party’s fraudulent inducement of our employees to disclose information, unauthorized access or usage, virus or similar breach or incident or disruption of our platform, systems, or networks or those of our service providers, such as AWS, could result in loss, unavailability, or other unauthorized processing of confidential information, and any such event, or the perception that it has occurred, may result in damage to our reputation, erosion of customer trust, loss of customers, litigation, regulatory investigations, fines, penalties and other liabilities. For example, in June and August 2022, we became aware that threat actors had conducted sophisticated social engineering campaigns against some of our employees after having obtained employee names and cell phone numbers from unknown sources. The attack identified in August, which involved smishing text messages that purported to be from our IT department, resulted in the threat actor obtaining some of our employees’ credentials and access to certain data of approximately 209 customers out of our total customer base of approximately 270,000 at that time. We notified and worked with our affected customers. We also notified appropriate regulators and addressed their questions about the incident. We also took steps to remediate the incident, including enhancing our security training, improving our two factor authentication requirements, implementing additional layers of control within our VPN, reducing access to certain internal applications and tools, and increasing the refresh frequency for access to certain internal applications. Industry reports indicate that the threat actors also attacked other technology, telecommunication and cryptocurrency companies.
Furthermore, we are required to comply with laws and regulations that require us to maintain the security of personal information and we may have contractual and other legal obligations to notify customers, regulators, government agencies, impacted individuals or other relevant stakeholders of security breaches. Such disclosures are costly, and the disclosures or the failure to comply with such requirements could lead to adverse consequences. If we (or a third party upon whom we rely) experience a security incident or are perceived to have experienced a security incident, we may experience adverse consequences. These consequences may include: government enforcement actions and other actions or proceedings (for example, investigations, audits, and inspections), and related fines, penalties, required remedial actions, or other obligations and liabilities; additional reporting requirements and/or oversight; restrictions on processing or transferring data (including personal data); claims, demands, and litigation (including class claims); indemnification obligations; monetary fund diversions; interruptions in our operations (including availability of data); financial loss and other similar harms. Actual and perceived security incidents and attendant consequences could also lead to negative publicity and reputational harm, may cause our customers to lose confidence in the effectiveness of our security measures and require us to expend significant capital and other resources to respond to and/or mitigate the security incident. Accordingly, if our cybersecurity measures or those of AWS or our service providers fail to protect against unauthorized access, attacks (which may include sophisticated cyberattacks), or if our employees or contractors compromise or mishandle data, then our reputation, customer trust, business, results of operations and financial condition could be adversely affected.
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
We outsource a substantial majority of our cloud infrastructure to AWS, which hosts our products and platform. Our customers need to be able to reliably access our platform, without material interruption or degradation of performance. AWS runs its own platform that we access, and we are, therefore, vulnerable to service interruptions at AWS. We have experienced, and expect that we may experience interruptions, delays and outages in service and availability in the future due to a variety of factors, including infrastructure changes, human or software errors, website hosting disruptions and capacity constraints. Capacity constraints could be caused by a number of potential causes, including technical failures, natural disasters, public health epidemics or pandemics, fraud or security attacks. In addition, if our security, or that of AWS, is compromised, our products or platform are unavailable, or if our users are unable to use our products within a reasonable amount of time or at all, any one of which may be due to circumstances beyond our control, then our business, results of operations and financial condition could be adversely affected. In some instances, we may encounter difficulties or otherwise not be able to identify the cause or causes of these performance problems within a period of time acceptable to our customers. It may become increasingly difficult to maintain and improve our platform performance and to troubleshoot performance issues, especially during peak usage times, as our products become more complex and the usage of our products increases. To the extent that we do not effectively address capacity constraints, either through AWS or alternative providers of cloud infrastructure, or other factors that may result in interruptions, delays and outages in service and availability of our products and/or services, our business, results of operations and financial condition may be adversely affected. In addition, if Amazon requires that we comply with unfavorable terms in order to continue our use of AWS or if Amazon implements any changes in its service levels for AWS, the changes may adversely affect our ability to meet our customers’ requirements, result in negative publicity which could harm our reputation and brand and may adversely affect the usage of our platform.
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
The CCPA (as amended by the California Privacy Rights Act of 2020) imposes obligations on businesses to which it applies. These obligations include, but are not limited to, providing specific disclosures in privacy notices and affording California residents (both consumers and employees) certain rights related to their personal information. The CCPA allows for statutory fines for noncompliance. Similar laws have been enacted or been proposed at the state and federal levels. For example, Connecticut, Utah, Virginia and Colorado have each passed laws similar to but different from the CCPA that have taken or will take effect in 2023; Florida, Montana, Oregon and Texas have enacted similar legislation that becomes effective in 2024; Tennessee, Delaware and Iowa have passed such a law that will take effect in 2025; and Indiana has enacted similar legislation that will become effective in 2026. If we become subject to new privacy, data protection and data security laws, the risk of enforcement action against us could increase because we may become subject to additional obligations, and the number of individuals or entities that can initiate actions against us may increase, including individuals, via a private right of action, and state actors.
Outside the United States, an increasing number of laws, regulations, and industry standards apply to privacy, data protection and data security. For example, the GDPR, the United Kingdom’s Data Protection Act 2018 (“UK GDPR”) and the new Swiss Federal Act on Data Protection, which became effective in September 2023, impose strict requirements for processing the personal information of individuals protected by the legislation, whether their data is processed within or outside the European Economic Area (“EEA”), the United Kingdom (“UK”) and Switzerland, respectively (such jurisdictions, collectively, “Europe”). For example, the GDPR imposes significant requirements regarding the processing of individuals’ personal information, including in relation to transparency, lawfulness of processing, individuals’ privacy rights, compliant contracting, data minimization, data breach notification, data re-usage, data retention, security of processing and international data transfers. Under the GDPR and UK GDPR, government regulators may impose temporary or definitive bans on data processing or data transfers, require a company to delete data, as well as impose significant fines, potentially ranging up to 20 million Euros under the GDPR, 17.5 million GBP under the UK GDPR, or 4% of a company’s worldwide revenue, whichever is higher. Further, individuals may initiate compensation claims or litigation related to our processing of their personal information. Other privacy laws in Europe impose strict requirements around marketing communications and the deployment of cookies on users’ devices. As another example, Brazil’s General Data Protection Law (Lei Geral de Proteção de Dados Pessoais, or “LGPD”) (Law No. 13,709/2018) may apply to our operations. The LGPD broadly regulates processing of personal information of individuals in Brazil and imposes compliance obligations and penalties comparable to those of the GDPR. Additionally, we expect an increase in the regulation of the use of AI and ML in products and services. For example, in Europe, the proposed Artificial Intelligence Act (“AI Act”), if adopted, could impose onerous obligations related to the development, placing on the market and use of AI-related systems. We may have to change our business practices to comply with such obligations.
Further, the interpretation and application of new domestic and foreign laws and regulations in many cases is uncertain, and our legal and regulatory obligations in such jurisdictions are subject to frequent and unexpected changes, including the potential for various regulatory or other governmental bodies to enact new or additional laws or regulations, to issue rulings that invalidate prior laws or regulations, or to increase penalties significantly. For example, the EU’s Digital Services Act and Digital Markets Act recently entered into force, whereas proposed laws in Europe include the AI Act and the Data Act. Also, the UK Parliament is currently debating the Data Protection and Digital Information (No. 2) Bill which, if enacted, will introduce certain changes to the UK’s data protection laws.
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
As a cumulative example of these risks, because our primary data processing facilities are in the United States, we have experienced hesitancy, reluctance, or refusal by European or multinational customers to continue to use our services due to the potential risks posed as a result of the Court of Justice’s July 2020 ruling in the “Schrems II” case, as well as related guidance from regulators and the recent enforcement action against Meta by the Irish Data Protection Commission. For example, absent appropriate safeguards or other circumstances, the GDPR and laws in Switzerland and the UK generally restrict the transfer of personal information to countries outside of the EEA, Switzerland and the UK such as the United States. On July 10, 2023, the European Commission adopted its adequacy decision for the EU-U.S. Data Privacy Framework. Based on this new adequacy decision, personal information can flow from the EU to U.S. companies participating in the EU-U.S. Data Privacy Framework without having to put in place additional data protection safeguards. We are certified under the EU-U.S. Data Privacy Framework, the UK Extension to the EU-U.S. Data Privacy Framework, and the Swiss-U.S. Data Privacy Framework. If we cannot maintain a valid mechanism for cross-border data transfers, we and our customers may face increased exposure to regulatory actions, substantial fines, and injunctions against processing or transferring personal information from Europe or elsewhere. The inability to import personal information to the United States could significantly and negatively impact our business operations; limit our ability to collaborate with parties that are subject to data privacy and security laws; or require us to increase our personal information processing capabilities in Europe and/or elsewhere at significant expense. In addition, outside of Europe, other jurisdictions have proposed and enacted laws relating to cross-border data transfer or requiring personal information, or certain subcategories of personal information, to be stored in the jurisdiction of origin. If we are unable to increase our data processing capabilities and storage in Europe and other countries to limit or eliminate the need for data transfers out of Europe and other applicable countries quickly enough, and valid solutions for personal information transfers to the United States or other countries are not available or are difficult to implement in the interim, we will likely face continuing reluctance from European and multinational customers to use our services and increased exposure to regulatory actions, substantial fines and injunctions against processing or transferring personal information across borders.
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
As a provider of communications products, we are subject to existing or potential FCC regulations relating to privacy, telecommunications, consumer protection and other requirements. In addition, the extension of telecommunications regulations to our non-interconnected VoIP services could result in additional federal and state regulatory obligations and taxes. We are also in discussions with certain jurisdictions regarding potential sales and other taxes for prior periods that we may owe. In the event any of these jurisdictions disagree with management’s assumptions and analysis, the assessment of our tax exposure could differ materially from management's current estimates, which may increase our costs of doing business and negatively affect the prices our customers pay for our services. If we do not comply with FCC rules and regulations, we could be subject to FCC enforcement actions, fines, loss of licenses and possibly restrictions on our ability to operate or offer certain of our products. For example, on January 25, 2023, we received a “cease-and-desist” letter from the FCC related to reported fraudulent traffic on our messaging platform. We subsequently removed the identified traffic. In response to written questions from the FCC, we sent a follow-up letter to the agency on February 10, 2023 detailing our fraud mitigation practices and various planned improvements to reduce future risks. There has been no further communication from the agency on this matter. Any enforcement action by the FCC, which may be a public process, would hurt our reputation in the industry, could erode customer trust, possibly impair our ability to sell our VoIP and other telecommunications products to customers and could adversely affect our business, results of operations and financial condition.
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
Moreover, certain customers may use our platform to transmit unauthorized, offensive or illegal messages, calls, spam, phishing scams, and website links to harmful applications, reproduce and distribute copyrighted material or the trademarks of others without permission, and report inaccurate or fraudulent data or information. These issues also arise with respect to a portion of those users who use our platform on a free trial basis or upon initial use. These actions are in violation of our policies, in particular, our Acceptable Use Policy. For example, on January 25, 2023, we received a cease-and-desist letter from the FCC alleging that we were transmitting illegal robocall traffic that originated from an independent software vendor customer and their end user customer. In response, we suspended the customers’ accounts and sent the FCC a follow-up letter on February 10, 2023 detailing our fraud mitigation practices and various planned improvements to reduce future risks. There has been no further communication from the agency on this matter. Failure to respond appropriately to the FCC’s allegations could allow domestic carriers to begin blocking all voice traffic transmitting from our network. However, our efforts to defeat spamming attacks, illegal robocalls and other fraudulent activity will not prevent all such attacks and activity. Such use of our platform could damage our reputation and we could face claims for damages, regulatory enforcement, copyright or trademark infringement, defamation, negligence, or fraud. Furthermore, enacting more stringent controls on our customers’ use of our platform to combat such violations of our Acceptable Use Policy could increase friction for our legitimate customers and decrease their use of our platform.
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
The future success of our business depends upon the continued use of the Internet as a primary medium for commerce, communications and business applications. Federal, state or foreign government bodies or agencies have in the past adopted, and may in the future adopt, laws or regulations affecting the use of the Internet as a commercial medium. Changes in these laws or regulations could require us to modify our products and platform in order to comply with these changes. In addition, government agencies or private organizations have imposed and may impose additional taxes, fees or other charges for accessing the Internet or commerce conducted via the Internet. These laws or charges could limit the growth of Internet-related commerce or communications generally or result in reductions in the demand for Internet-based products and services such as our products and platform. In particular, in October 2023 the FCC moved to advance a proposal that would restore “network neutrality” rules in the United States, which could affect the services used by us and our customers. If limits are imposed on the types of traffic that U.S. domestic carriers can carry over their broadband networks, it could adversely affect the amount of carrier-originated traffic that we carry. California’s state network neutrality law went into effect on March 10, 2021. A temporary injunction preventing implementation of a similar law in Vermont expired on April 20, 2022, but a challenge to that law remains pending. A number of other states have adopted or are adopting or considering legislation or executive actions that would regulate the conduct of broadband providers. In addition, the use of the Internet as a business tool could be adversely affected due to delays in the development or adoption of new standards and protocols to handle increased demands of Internet activity, security, reliability, cost, ease-of-use, accessibility and quality of service. The performance of the Internet and its acceptance as a business tool has been adversely affected by “viruses,” “worms,” and similar malicious programs. If the use of the Internet is reduced as a result of these or other issues, then demand for our products could decline, which could adversely affect our business, results of operations and financial condition.
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
We are also subject to U.S. and foreign anti-corruption and anti-bribery laws, including the FCPA, the UK Bribery Act 2010, and other anti-corruption laws and regulations in the countries in which we conduct activities. Anti-corruption laws are interpreted broadly and generally prohibit companies, their employees, agents, representatives, business partners, and third-party intermediaries from directly or indirectly authorizing, offering, or providing, improper payments or things of value to recipients in the public or private sector, and also require that we maintain accurate books and records and adequate internal controls and compliance procedures designed to prevent violations. We sometimes leverage third parties to sell our products and conduct our business abroad. We, our employees, agents, representatives, business partners and third-party intermediaries may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities and we may be held liable for the corrupt or other illegal activities of these employees, agents, representatives, business partners or third-party intermediaries even if we do not explicitly authorize such activities. We cannot assure you that none of our employees, agents, representatives, business partners or third-party intermediaries will fail to comply with our policies and applicable laws and regulations, for which we may ultimately be held responsible. Any allegations or violation of the FCPA or other applicable anti-bribery and anti-corruption laws and anti-money laundering laws could result could result in whistleblower complaints, sanctions, settlements, prosecution, enforcement actions, significant fines and penalties, damages, adverse media coverage, investigations, loss of export privileges, severe criminal or civil sanctions, or suspension or debarment from government contracts, all of which may have an adverse effect on our reputation, business, results of operations, and prospects. Responding to any investigation or action will likely result in a materially significant diversion of management’s attention and resources and significant defense costs and other professional fees.
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
As our international operations expand, our exposure to the effects of fluctuations in currency exchange rates grows. For example, global geopolitical events, such as the war in Ukraine, economic events, public health epidemics and pandemics such as the COVID-19 pandemic, trade tariff developments and other events have caused global economic uncertainty and variability in foreign currency exchange rates. While we have primarily transacted with customers and business partners in U.S. dollars, we have also conducted business in currencies other than the U.S. dollar. We expect to expand the number of transactions with customers that are denominated in foreign currencies in the future as we continue to expand our business internationally. We also incur expenses for some of our network service provider costs outside of the United States in local currencies and for employee compensation and other operating expenses at our non-U.S. locations in the respective local currency. Fluctuations in the exchange rates between the U.S. dollar and other currencies could result in an increase to the U.S. dollar equivalent of such expenses.
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
As of September 30, 2023, we had $1.0 billion of indebtedness outstanding (excluding intercompany indebtedness). Our indebtedness may:
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
We review our intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. As of September 30, 2023, we carried a net $5.9 billion of goodwill and intangible assets. An adverse change in market conditions or significant changes in accounting conclusions, particularly if such changes have the effect of changing one of our critical assumptions or estimates, could result in a change to the estimation of fair value that could result in an impairment charge to our goodwill or intangible assets. Any such charges may adversely affect our results of operations.
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
Historically, we have not billed or collected taxes in certain jurisdictions and, in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”), we have recorded a provision for our tax exposure in these jurisdictions when it is both probable that a liability has been incurred and the amount of the exposure can be reasonably estimated. We reserved $32.2 million and $19.2 million for domestic jurisdictions and jurisdictions outside of the United States, respectively, on our September 30, 2023 balance sheet for these tax payments. These estimates include several key assumptions, including, but not limited to, the taxability of our products, the jurisdictions in which we believe we have nexus or a permanent establishment, and the sourcing of revenues to those jurisdictions. In the event these jurisdictions challenge our assumptions and analysis, our actual exposure could differ materially from our current estimates and reserves. If the actual payments we make to any jurisdiction exceed the accrual in our balance sheet, our results of operations would be harmed. In addition, some customers may question the incremental tax charges and seek to negotiate lower pricing from us, which could adversely affect our business, results of operations and financial condition.

We are in discussions with certain jurisdictions regarding potential sales and other indirect taxes for prior periods that we may owe. If any of these jurisdictions disagree with management’s assumptions and analysis, the assessment of our tax exposure could differ materially from management’s current estimates. For example, San Francisco City and County has assessed us for $38.8 million in taxes, including interest and penalties, which exceeded the $11.5 million we had accrued for that assessment. We have paid the full amount, as required by law, and the payment made in excess of the accrued amount is reflected as a deposit on our balance sheet. We believe, however, that this assessment is incorrect and, after failing to reach a settlement, filed a lawsuit on May 27, 2021 contesting the assessment. The previously set trial date remains vacated, and the parties have finalized a settlement agreement that was approved by San Francisco’s Board of Supervisors on November 7, 2023 and is currently before the Mayor for approval. However, litigation is uncertain, and if the settlement is not formally approved and further litigation is necessary, a ruling against us may adversely affect our financial position and results of operations.
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
There is an increasing focus from regulators, certain investors, and other stakeholders concerning ESG matters, both in the United States and internationally. We communicate certain ESG-related initiatives, goals, and/or commitments regarding environmental matters, diversity, responsible sourcing and social investments, and other matters in our annual Impact and DEI Report, on our website, in our filings with the SEC, and elsewhere. These initiatives, goals, or commitments could be difficult to achieve and costly to implement. We could fail to achieve, or be perceived to fail to achieve, our ESG-related initiatives, goals, or commitments. In addition, we could be criticized for the timing, scope or nature of these initiatives, goals, or commitments, or for any revisions to them. To the extent that our required and voluntary disclosures about ESG matters increase, we could be criticized for the accuracy, adequacy, or completeness of such disclosures. Our actual or perceived failure to achieve our ESG-related initiatives, goals, or commitments could negatively impact our reputation, result in ESG-focused investors not purchasing and holding our stock, or otherwise materially harm our business.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
During the three months ended September 30, 2023, we issued 22,102 shares of our unregistered Class A common stock to an independent donor advised fund to further our Twilio.org philanthropic goals. The shares were “restricted securities” for purposes of Rule 144 under the Securities Act, and had an aggregate fair market value on the date of donation of $1.3 million. The foregoing transaction did not involve any underwriters, any underwriting discounts or commissions, or any public offering. We believe the offer, sale and issuance of the above shares were exempt from registration under the Securities Act by virtue of Section 4(a)(2) of the Securities Act because the issuance of the shares did not involve a public offering.
Issuer Purchases of Equity Securities
The following table summarizes the share repurchase activity for the three months ended September 30, 2023:

	Total Number of Shares Purchased(1)	Average Price Paid Per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
	(In thousands)		(In thousands)	(In millions)
July 1 - 31, 2023	78	$64.51	78	$500
August 1 - 31, 2023	420	$60.69	420	$474
September 1 - 30, 2023	402	$62.22	402	$449
	900		900
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
Item 5. Other Information

Securities Trading Plans of Directors and Executive Officers

During the three months ended September 30, 2023, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (each as defined in Item 408 of Regulation S-K).

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

TWILIO INC.

November 8, 2023	/s/ JEFF LAWSON
Jeff Lawson Director and Chief Executive Officer (Principal Executive Officer)

November 8, 2023	/s/ AIDAN VIGGIANO
Aidan Viggiano Chief Financial Officer (Principal Accounting and Financial Officer)