Form 10-K
period 2023-12-31
TWILIO INC
filed 2024-02-27
CIK 1447669

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________
FORM 10-K
_____________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934
For the fiscal year ended December 31, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
The aggregate market value of stock held by non-affiliates as of June 30, 2023 (the last business day of the registrant's most recently completed second quarter) was $11.1 billion based upon $63.62 per share, the closing price of the registrant’s Class A common stock on that date on the New York Stock Exchange. Determination of stock ownership by non-affiliates was made solely for the purpose of responding to this requirement and the registrant is not bound by this determination for any other purpose.

    On February 20, 2024, 182,060,920 shares of the registrant’s Class A common stock and 0 shares of registrant’s Class B common stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive Proxy Statement for the 2024 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant's fiscal year ended December 31, 2023.

1

TWILIO INC.
Annual Report on Form 10-K
For the Year Ended December 31, 2023

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
•our future financial performance, including expectations regarding our revenue, cost of revenue, gross profit, gross margin and operating expenses, our ability to generate positive cash flow and ability to achieve and sustain profitability on GAAP and non-GAAP bases, the factors affecting our results of operations, and the assumptions underlying such expectations;
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
•the impact on our business, corporate culture, and employees as a result of our recent leadership transition;
•our expectations regarding our Segment (formerly known as Data & Applications) business, including new product releases, increased investment and go-to-market focus to capture market share, and increased revenue growth;
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
•the anticipated results of our foreign currency hedging activities;
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
•our ability to leverage artificial intelligence (“AI”) and machine learning (“ML”) and develop and deliver products that incorporate AI and ML;
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
•our customers’ and other platform users’ violation of our policies or other misuse of our platform; and
•our ability to successfully integrate acquired businesses and realize the benefits of our past or future strategic acquisitions, divestitures or investments.
We caution you that the foregoing list may not contain all of the forward-looking statements made in this Annual Report on Form 10-K.
You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Annual Report on Form 10-K primarily on our current expectations and projections about future events and trends that we believe may affect our business, results of operations and financial condition. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors described below in Part I, Item 1A, “Risk Factors,” and elsewhere in this Annual Report on Form 10-K. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Annual Report on Form 10-K. We cannot assure you that the results, events and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.
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

PART I
Item 1. Business
Overview

We enable businesses of all sizes to revolutionize how they engage with their customers by delivering seamless, trusted and personalized customer experiences at scale. Our leading customer engagement platform comprises communications application programming interfaces (“APIs”) that enable developers to embed numerous forms of messaging, voice, and email interactions into their customer-facing applications, as well as software products that target specific engagement needs, including our customer data platform, digital engagement centers, marketing campaigns and advanced account security solutions. This combination of flexible APIs and software solutions helps businesses of all sizes and across numerous industries to benefit from smarter and more streamlined engagement at every step of the customer journey, including reduced customer acquisition costs, lasting loyalty and increased customer value. Our platform, which combines our highly customizable communications APIs with customer data management capabilities, allows businesses to break down data silos and build a comprehensive single source for their customer data that is organized into unique profiles that are easily accessible by all their business teams. Empowered with this information and the insights it enables, businesses using our platform can provide robust, personalized and effective communications to their customers at every stage of their customer relationships. The value proposition of our offerings has become stronger and our products have become more strategic to our customers as more and more businesses have prioritized building more personalized and more differentiated customer engagement experiences through digital channels.

In February 2023, we began operating our business in two business units: Twilio Communications (“Communications”) and Twilio Data & Applications (“Data & Applications”), which has since been renamed Twilio Segment. Our Communications business consists of a variety of APIs and software solutions to optimize communications between our customers and their end users. Our key Communications offerings include Messaging, Voice, Email, Flex, Marketing Campaigns, and User Identity and Authentication. Our Segment business consists of software products that enable businesses to leverage their first-party data to create unique customer profiles and achieve more effective customer engagement. Our key Segment offerings are Segment and Engage. Together, our Communications and Segment products power our customer engagement platform. We believe that our two business units are complementary and address adjacent needs and related problems for our customers. Our goal is to create a flywheel for effective customer engagement by combining Segment’s user profiles with our rich Communications data to drive more personalized and intelligent customer interactions. We believe that our business unit structure enables each business unit to execute toward its respective goals with appropriate focus and independence, best positioning us to achieve our long-term plan of creating the leading customer engagement platform.

In 2023, we revealed CustomerAI, which refers to generative and predictive artificial intelligence (“AI”) and machine learning (“ML”) capabilities and initiatives that we believe have the potential to increase the power and reach of our platform, make every interaction more personalized and intelligent, and accelerate our data and communications flywheel described above, benefiting both our Communications and Segment products.

We have experienced substantial growth in our business since inception, and as of December 31, 2023, we had over 305,000 Active Customer Accounts representing organizations from small and medium-sized business to large enterprises across a broad range of industries. Our growth has predominantly been organic as a result of new customer acquisition, as well as customers increasing their usage of our products, extending their usage of our products to new applications, or adopting new products that we offer. We have also fueled our growth through strategic acquisitions and integrations of businesses that complemented our pre-existing products and allowed us to expand our platform and to add new customer accounts.

Our Platform
We aim to deliver the leading customer engagement platform that intelligently orchestrates customer engagement across the entire customer life cycle. Our platform provides developers tools to build, scale, and deploy real-time communications within software applications, while simultaneously offering technology that allows businesses to harness the power of first-party data to improve the experience of their customers. The data that our platform collects can inform interactions across the customer journey to achieve more personalized, timely and impactful engagement. This in turn empowers businesses to build productive one-to-one relationships, at scale, through both easy-to-use APIs and extensible software products like Flex and Engage.
Our platform is connected to our Super Network (“Super Network”), a software layer that enables our customers’ applications to communicate with devices globally. The Super Network interconnects communications networks and inbox services providers around the world and continually analyzes data to optimize the quality and cost of communications that flow through our platform. The Super Network also contains a set of APIs that gives our customers access to additional foundational components offered through our platform, such as phone numbers and session initiation protocol trunking.
We generate revenue from our platform through a combination of usage-based and subscription-based fees, which varies by product as indicated below and described in further detail in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Communications
Our Communications solutions consist of highly customizable APIs and products that can be used individually or in combination to build rich contextual communications within applications, allowing developers to build omnichannel engagements with customers worldwide. Communications also includes our omnichannel digital engagement center, as well as solutions for user identity and authentication and advanced compliance management to support success within a changing ecosystem of regulations. In the fourth quarter of 2023, we moved Flex and Marketing Campaigns from our Data & Applications (since renamed Segment) business unit to our Communications business unit.
The core offerings of our Communications business include:
•Messaging. Twilio Programmable Messaging (“Messaging”) is an API to send and receive SMS, MMS, Toll-Free SMS, and over-the-top (e.g., WhatsApp and Facebook Messenger) messages globally over a variety of sender types. It uses intelligent sending features to ensure messages reliably reach end users wherever they are. Our customers use this API to address numerous use cases, including account notifications, marketing, account security, mass alerts and order confirmations, as well as multi-party and conversational use cases, such as conversational marketing, sales support and customer care. Revenue generated from Messaging is primarily recognized on a usage basis.
•Voice. Twilio Programmable Voice (“Voice”) is an API that allows developers to build solutions to make, manage and receive phone calls globally through a browser, application, phone or other methods. Our voice software, which works over both the traditional public switched telephone network and over Internet Protocol (“VoIP”), allows developers to incorporate advanced voice functionality such as text-to-speech, global conferencing, emergency calling, call recording, media streams and others, as well as address use cases such as contact centers, interactive voice response systems, call tracking, analytics solutions and anonymized communications. Revenue generated from Voice is primarily recognized on a usage basis.
•Email. Twilio SendGrid Email (“Email”) is an API that solves email delivery challenges at scale, enabling customers to build customized solutions and provides helpful shortcuts to streamline integration and optimize for inbox placement. Our Email API allows businesses to integrate with multiple leading development frameworks and client libraries in multiple languages as well as customize various links and domains. It also provides sender authentication, security, mobile support and many other tools. Businesses use our email products for both marketing messages and transactional emails, including shipping notifications, friend requests, password resets and sign-up confirmations. Revenue generated from Email is primarily recognized on a subscription basis.

•Marketing Campaigns. Marketing Campaigns is built on top of our Email infrastructure to help digital marketers build and send email campaigns at scale. With drag and drop editing, approachable automation and powerful contacts management, Marketing Campaigns helps marketers to attract and retain customers more efficiently. Marketing Campaigns includes email design and templates, list management, dynamic content and email testing. Revenue generated from Marketing Campaigns is primarily recognized on a subscription basis.
•Flex. Twilio Flex (“Flex”) is a digital engagement center for the entire customer journey—a sales tool for pre-purchase conversations, a cloud-based contact center, and an in-app digital concierge. Flex is built for the new world of tailored customer experiences and omnichannel communications, allowing companies to deploy a broad array of personalized, data-driven customer engagement channels while providing the tools to easily create, change or extend any part of their custom solutions. With Flex, businesses can rapidly deploy a tailored cloud-based engagement center that addresses their specific needs. Revenue generated from Flex is primarily recognized on a subscription basis.
•User Identity and Authentication. Our User Identity and Authentication (formerly Account Security) solutions include advanced solutions for registering, onboarding and recognizing customers. Twilio Verify (“Verify”) is a managed solution for multi-channel user verification, which effectively adds security at the point of new user activation and onwards, providing a seamless, consistent and secure login experience. Using our two-factor authentication APIs, businesses can add an extra layer of security to their applications with second-factor passwords sent to users via SMS, voice, email or push notifications. Revenue generated from User Identity and Authentication is primarily recognized on a usage basis.
Segment
We believe that a personalized, positive customer experience is a key driver of effective customer engagement and long-term customer loyalty. Our Segment solutions enable businesses to create highly personalized experiences and campaigns across multiple channels using first-party, real-time customer data. They also allow businesses to break down data silos across their organizations and to leverage a single unified source of customer data for their various business teams.
The core offerings of our Segment business include:
•Segment. Twilio Segment is a leading customer data platform that provides businesses with the tools to harness the power of first-party data by unifying real-time information collected throughout each customer’s journey into a unique profile. Segment collects, contextualizes and unlocks the potential of first-party, real-time data across the customer engagement stack by:
•collecting data from customers’ interactions with websites, mobile apps, digital ads, and more;
•combining data from these different sources and systems to form a complete picture of each customer;
•creating a customer profile that can be accessed by every business team within the organization; and
•integrating customer data into subsequent interactions to drive personalization across channels.

In addition to creating unified profiles that drive personalized customer interactions, Segment includes privacy and security features that help businesses comply with privacy laws, including the General Data Protection Regulation (“GDPR”) and the California Consumer Privacy Act of 2018 (“CCPA”). Revenue generated from Segment is primarily recognized on a subscription basis.

•Engage. Twilio Engage (“Engage”) is an automation platform for the delivery of omnichannel campaigns, which builds upon the unified profiles of our Segment platform to enable marketers to create personalized campaigns and to manage, measure and scale them through a single platform. Such campaigns can include personalized messages delivered via native SMS, email, and/or custom channels. Through Engage, businesses can deepen their customer relationships and convert what might otherwise have been isolated interactions into continuous, long-term relationships. Revenue generated from Engage is primarily recognized on a subscription basis. Our Communications products that are embedded into Engage are charged separately on a usage basis and such fees are recognized as Communications revenue.

Our Strategy
Our goal is to deliver the leading customer engagement platform. We are concentrating on the highest-impact product areas for our future, and we intend to pursue the following strategies:
•Optimizing and Growing Communications. In our Communications solutions, we are focusing on improving profitability and growing our market share. To achieve this, we are focused on bolstering our independent software vendor (“ISV”) relationships, improving our self-service capabilities, cross-selling our Communications products, driving product innovation and expanding internationally, while further optimizing our business through simplification of business processes and modernization of our infrastructure.
•Winning in Customer Data with Segment. To support growing our market share, we are focused on Segment’s interoperability across the data ecosystem. We also continue to invest in predictive and generative AI to help customers increase the value and impact of Segment in customer engagement. In addition, we are conducting an operational review of our Segment business expected to be completed in March 2024, which will inform our strategy with respect to Segment going forward.
•Driving Operating Leverage Across our Business. We are implementing several organizational initiatives targeted at improving efficiencies of our processes, enhancing our fiscal discipline on all levels, optimizing utilization of our distributed workforce, driving agile decision-making frameworks and more. We expect that these initiatives will result in operating cost reductions and increase effectiveness and efficiency within our organization.
•Leveraging AI. We are continuing to invest in AI and ML capabilities, including both our CustomerAI capabilities and also internal applications of AI and ML to automate processes and help our business run more efficiently. We believe AI and ML have the potential to increase the power and reach of our platform, make every interaction more personalized and intelligent, and accelerate our data and communications flywheel, benefiting both our Communications and Segment products.
Competition

The markets for our products are rapidly evolving and are increasingly competitive. In our Communications business, our competitors are primarily (i) communications platform-as-a-service (“CPaaS”) companies that offer communications products and applications, (ii) other software companies that compete with portions of our communications product line, and (iii) regional network service providers that offer limited developer functionality on top of their own physical infrastructure. In our Segment business, our competitors are primarily (i) software-as-a-service (“SaaS”) companies and marketing cloud platform vendors that offer bundled applications and platforms, (ii) customer relationship management (“CRM”) and customer experience vendors and (iii) standalone customer data platform vendors.

The principal competitive factors in these markets include completeness of offering, credibility with customers, global reach, ease of integration and programmability, product features, platform scalability, reliability, deliverability, security and performance, brand awareness and reputation, the strength of sales and marketing efforts, customer support, and the cost of deploying and using products.
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

Our research and development organization is predominantly built around small development teams. Our small development teams foster greater agility, which enables us to develop new, innovative products and make rapid changes to our infrastructure that increase resiliency and operational efficiency. Our development teams designed and built much of our customer engagement platform, our core platforms stack, as well as our Super Network. These teams continue to focus on the highest impact product areas for our future, which includes focusing on continued innovation in the face of rapid technological change and changing industry practices. We are continuing to invest in AI and ML capabilities, which we believe have the potential to enhance both our Communications and Segment offerings, as well as to automate processes and help our business run more efficiently.
As of December 31, 2023, we had 2,563 employees in our research and development organization.
Sales and Marketing
Our sales and marketing teams work closely together to drive awareness and adoption of our platform. We leverage our brand, developer network and conferences, such as SIGNAL, to expand our developer and self-service sales motions. We further complement this with sales development, inside sales, field marketing, and sales and solutions engineering to support enterprise, ISV, partner, and mid-market sales motions.
Our go-to-market model for our Communications business has three pillars: self-service developers, ISV partners, and enterprise customers. Developers are able to access our easy-to-configure APIs, extensive self-service documentation and customer support team, to embed our communications products into their applications during an initial free trial period. Customers can then provide their credit card information to make an upfront prepayment that is drawn down as they use our products. ISVs leverage our Communications APIs to build software and services that they can resell to customers across a varying number of use cases and verticals. Enterprise customers have access to our solutions team to support their businesses across their customer journey.
Our go-to-market model for our Segment business requires a consultative solution-oriented sales model that emphasizes value-based discovery, technical proof of concept, and customer relationship building. We are deliberate in developing these skills and customer relationships leveraging the trust and reputation we have built while solving new and broader problems for our customers. Our sales organization targets technical, marketing and business leaders who are seeking to leverage software to drive superior customer engagement and competitive differentiation.
Additionally, when potential customers do not have the available developer resources to build their own applications, we refer them to our technology partners who embed our products in the solutions that they sell to other businesses (such as contact centers and marketing automation), our professional services team or outside consulting partners who provide consulting and development services for organizations that have limited resources or expertise to build our platform into their software applications or technology stacks.
As of December 31, 2023, we had 2,631 employees in our sales and marketing organization.
Customer Support
To make it easy to learn how to use our products, we provide all of our users with comprehensive documentation, how-to guides and tutorials. We supplement and enhance these tools with the participation of our engaged customer community. In addition, we provide support options to address the individualized needs of our customers. All of our customers get free support and system status notifications. Our customers can also engage with the broader Twilio community to resolve issues.
For our Communications products, we generally offer three paid tiers of support with increasing levels of availability and guaranteed response times. Our highest tier plan, intended for our largest customers, includes a designated support engineer, duty manager coverage and quarterly status reviews. Similarly, our subscription products generally feature a base level of customer support plus premium, paid support options. Our support model is global, with coverage available 24x7. We currently derive an insignificant amount of revenue from fees for customer support.
We also offer professional services which provide in-depth, hands-on, fee-based packages of advisory, software architecture, integration and coding services to existing and prospective customers and partners to optimize their use of the Twilio platform. For Flex and Segment, offerings include services for implementing digital engagement center solutions and customer data platform design. For our other Communications products, offerings include email implementation and deliverability, and configuration and integration of our communications channels.

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
As of December 31, 2023, in the United States, we have been issued 274 patents, which expire between 2029 and 2042. As of such date, we also had 36 issued patents in foreign jurisdictions, all of which are related to our U.S. patents and patent applications. We have also filed various applications for protection of certain aspects of our intellectual property in the United States and internationally. In addition, as of December 31, 2023, we had 55 registered trademarks in the United States and 540 registered trademarks in foreign jurisdictions.
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
Regulatory
We are subject to a number of U.S. federal, U.S. state and foreign laws and regulations that involve matters central to our business. These laws and regulations may involve privacy, data protection, data security, intellectual property, competition, telecommunications, broadband, VoIP, consumer protection, export controls, economic sanctions, anti-bribery, anti-corruption, anti-money laundering, taxation, or other subjects. Many of the laws and regulations to which we are subject are still evolving and we expect to become subject to additional laws and regulations in the future. The application and interpretation of these laws and regulations often are uncertain, particularly in the new and rapidly evolving industry in which we operate.
Compliance with current and future laws and regulations, and changes in their enforcement and interpretation, may significantly increase our compliance costs and otherwise adversely affect our business and results of operations. For additional information about laws and regulations applicable to our business, see Part I, Item 1A, “Risk Factors—Risks Related to Cybersecurity, Data Privacy and Intellectual Property” and “Risk Factors—Risks Related to Legal and Regulatory Matters” in this Annual Report on Form 10-K.
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

We are Builders. We are Owners. We are Curious. We are Positrons.
Twilio.org
Communications play a critical role in solving some of the world’s toughest social challenges. From empowering people affected by violence with critical resources, to streamlining staff and volunteer coordination, nonprofits leverage communication technology to help individuals build long term well-being and to help communities recover from humanitarian crises. Through Twilio.org, which is a part of our company and not a separate legal entity, we donate and sell our products at a reduced rate to nonprofits and offer grant funding to help scale these organizations' missions. In 2015, we reserved 1% of Twilio's common stock to fund Twilio.org. As of December 31, 2023, 442,041 shares of Twilio Class A common stock were set aside for Twilio.org charitable activities. In 2023, over 20,000 active social impact customers used Twilio products and funding to reach more than 546 million people worldwide.
Information on our key ESG programs, goals and commitments, and certain metrics can be found in our annual Impact and DEI Report, available on our website at https://investors.twilio.com/governance. Website references throughout this document are provided for convenience only, and the content on the referenced websites is not incorporated by reference into this report. While we believe that our ESG goals align with our long-term growth strategy and financial and operational priorities, they are aspirational and may change, and there can be no assurance that they will be met.

Our Employees and Human Capital Resources
As of December 31, 2023, we had a total of 5,867 employees, including 2,337 employees located outside of the U.S. Although we have works council, statutory and/or collective bargaining employee representation obligations in certain countries outside of the U.S., none of our U.S. employees are represented by a labor union with respect to their employment. Employees in certain of our non-U.S. subsidiaries have the benefits of collective bargaining arrangements at the national level. We consider our relations with our employees to be good and have not experienced interruptions of operations or work stoppages due to labor disagreements.
We are committed to embedding and operationalizing diversity, equity, and inclusion (“DEI”) across our business. More information on our approach to DEI and how we work to build a diverse and inclusive workplace can be found in our annual Impact and DEI reports, available on our website. Website references throughout this document are provided for convenience only, and the content on the referenced websites is not incorporated by reference into this report.
We are committed to delivering a comprehensive compensation and benefits program that provides support for all of our employees’ well-being. We provide competitive compensation and benefits to attract and retain talented employees, including offering market-competitive salaries, incentive compensation in the form of bonuses or sales commissions, and equity compensation for certain employees.
We ensure that our compensation is fair for all employees, regardless of classifications, such as race and gender. We routinely run a rigorous statistical analysis to ensure compensation is fair, taking into account factors that should impact pay, like role, level, location, and performance.
Our full-time employees are eligible to receive, subject to the satisfaction of certain eligibility requirements, our comprehensive benefits package that includes medical, dental and vision insurance and life and disability insurance plans. In addition, we provide time off and we maintain a tax-qualified 401(k) retirement plan that provides eligible U.S. employees with an opportunity to save for retirement on a tax-advantaged basis. In 2023, we matched 50% of the first 6% of contributions by plan participants, subject to annual contribution limits set forth in the Internal Revenue Code of 1986, as amended.
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
Information about Geographic Revenue
Information about geographic revenue is set forth in Note 16 of our Notes to Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.
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
Item 1A. Risk Factors
Investing in our Class A common stock (“common stock”) involves a high degree of risk. A description of the risks and uncertainties associated with our business is set forth below. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Annual Report on Form 10-K, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes, before making a decision to invest in our common stock. The risks and uncertainties described below may not be the only ones we face. If any of the risks actually occur, our business, results of operations and financial condition could be adversely affected. In that event, the market price of our common stock could decline, and you could lose part or all of your investment.
Risk Factor Summary
Our business operations are subject to numerous risks and uncertainties, including those outside of our control, that could cause our business, results of operations, and financial condition to be harmed, including risks regarding the following:
Risks Related to Our Business and Industry
•the impact of macroeconomic uncertainties;
•fluctuations in our quarterly results and our ability to meet securities analysts’ and investors’ expectations;
•the effectiveness of actions taken to restructure our business in alignment with our strategic priorities;
•our business unit reorganization and further changes to our business organization and reporting segments;
•our ability to maintain and grow our relationships with existing customers such that they increase their usage of our platform;
•our ability to attract new customers in a cost-effective manner;
•our ability to increase adoption of our products by enterprises;
•our ability to develop new products and enhancements that achieve market acceptance and adapt to changing technology and regulations, industry standards and interoperability requirements;
•the evolution of the markets for our products;
•our ability to effectively manage our growth;
•our ability to compete effectively in intensely competitive markets;
•our history of losses and uncertainty about our future profitability;
•our ability to hire, integrate and retain highly skilled personnel;
•our ability to maintain and enhance our brand and increase market awareness of our company and products;
•disruptions or deterioration in quality of service and connectivity by third-party service providers;
•failure to set optimal prices for our products;
•our international operations;
•our reliance on our largest customers to generate a significant amount of our revenue;
•our ability to integrate and achieve the expected benefits of acquisitions, partnerships and investments;
Risks Related to Cybersecurity, Data Privacy and Intellectual Property
•any breaches of our networks or systems, or those of Amazon Web Services (“AWS”) or our service providers;
•our actual or perceived failure to comply with increasingly stringent laws, regulations and obligations relating to privacy, data protection and data security;
•our ability to protect our intellectual property rights;
•our use of open source software;
•our reliance on third-party technology and intellectual property;

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
•federal and state legislation and international laws imposing obligations on the senders of commercial emails;
•fraudulent or illegal usage of or activity relating to our products;
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
•the accuracy of our key metrics, and assumptions and estimates used to calculate them;
•the accuracy of our estimates and judgments related to our critical accounting policies;
•changes in accounting standards that may cause adverse financial reporting fluctuations;
•the possibility that our goodwill or intangible assets could become impaired;
•our failure to maintain an effective system of disclosure controls and internal control over financial reporting;
Risks Related to Tax Matters
•our ability to use our net operating losses and certain other tax attributes to offset future taxable income and taxes;
•additional tax liabilities or potentially adverse tax consequences on our global operations and structure;
•changes in tax rules and regulations;
Risks Related to Ownership of Our Common Stock
•volatility of the trading price of our common stock;
•potential decline in the market price of our common stock due to substantial future sales of shares;
•the possibility that we may not realize the anticipated long-term stockholder value of our share repurchase program;
•securities or industry analysts changing their recommendations regarding our common stock;
•anti-takeover provisions contained in our governing documents and the exclusive forum provision in our bylaws;
General Risks
•the occurrence of natural catastrophic events and other events beyond our control; and
•our initiatives, goals, commitments, and disclosures related to ESG matters.

Risks Related to Our Business and Our Industry
Global economic and political conditions, including macroeconomic uncertainties, may continue to adversely impact our business, results of operations and financial condition.
Global economic and business activities continue to face widespread macroeconomic uncertainties, including changes in the labor market and supply chain disruptions, inflation and monetary supply shifts, volatility in the banking and financial services sectors, and recession risks, which may continue for an extended period. Additionally, the instability in the geopolitical environment in many parts of the world, including from the war in Ukraine and conflict in the Middle East, may continue to cause or exacerbate uncertain economic conditions. These macroeconomic conditions have resulted in, and may continue to result in, decreased business spending by our current and prospective customers and business partners, reduced demand for or usage of our products, lower renewal rates by our customers, longer or delayed sales cycles, including current and prospective customers delaying contract signing or contract renewals, reduced budgets or minimum commitments related to the products that we offer, or delays in customer payments or our ability to collect accounts receivable, all of which could have an adverse impact on our business, results of operations and financial condition.

The current macroeconomic environment has constrained the budgets and financial resources of some of our current and prospective customers, which has caused them to become more budget-conscious and to delay and/or reduce spending. Given that a majority of our revenue is usage-based and impacted by general consumer sentiment and activity, our business may be more immediately and severely impacted by adverse macroeconomic conditions than those that rely primarily on software-as-a-service (“SaaS”) subscription revenue. The current macroeconomic environment has caused certain of our Communications customers to reduce or terminate their usage of our products without notice or termination charges, which has negatively impacted, and, despite recent stabilization in usage volumes, may in the future negatively impact, our Communications revenue. Similarly, the current macroeconomic environment has caused certain of our Segment and other subscription-based customers to renegotiate existing contracts on less advantageous terms to us than those currently in place, reduce or limit their contract value, default on payments due on existing contracts, or fail to renew at the end of their current contract term, which has had, and may continue to have, a negative impact on our revenue. A prolonged economic slowdown could exacerbate these negative effects on revenue and revenue growth in both our Communications and Segment business units. Additionally, when customers fail to pay us or reduce their spending with us, we may be adversely affected by an inability to collect amounts due, the costs of enforcing the terms of our contracts, including through litigation, and/or a reduction in revenue. For example, in February 2023, one of our customers, Oi SA, a Brazilian telecom company, initiated reorganization proceedings in a Brazilian bankruptcy court as well as a secondary proceeding under Chapter 15 in the United States and exposed us to risks on collections of pre-petition receivables and ongoing revenue.

Many of our customers are in industries that have been negatively impacted by recent macroeconomic conditions, including customers in social media, cryptocurrencies, retail and e-commerce, consumer packaged goods, direct-to-consumer and other industries dependent on consumer spending, and the concentration of our customer base within these industries could exacerbate the effects of weakening macroeconomic conditions on our business. For example, we have experienced declines in usage of our Communications products by customers in industries negatively impacted by macroeconomic conditions which, despite recent stabilization in usage volumes, could reoccur or worsen in the future. We have also generally experienced, and expect to continue to experience to varying degrees, longer sales cycles when engaging with current and potential customers in such industries. Our customers include many small and medium-sized businesses, which have been, and may continue to be, adversely affected by the macroeconomic conditions and uncertainties to a greater extent than larger enterprises with greater financial resources. If the effects of the current macroeconomic environment continue to adversely affect our business and the businesses of our current and prospective customers, our results of operations and financial condition may continue to be harmed, and many of the other risks described in this “Risk Factors” section will be exacerbated.
Our quarterly and annual results of operations have fluctuated in the past and may continue to do so in the future. As a result, we may fail to meet securities analysts’ and investors’ expectations, which could cause the price of our common stock to decline.
Our quarterly and annual results of operations have fluctuated in the past and may continue to do so in the future due to a variety of factors, many of which are outside of our control. These fluctuations and the related impacts to any earnings guidance we may issue from time to time could cause the price of our common stock to change significantly or experience declines. In addition to the other risks described in this “Risk Factors” section, some of the factors that may result in fluctuations to our results of operations include:

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
•changes in the organization of our business units;
•the amount and timing of costs, and any adverse effects associated with, our workforce reductions;
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
•the productivity of our sales force;
•the length and complexity of the sales cycle for certain of our products or customers;
•changes in the mix of products that our customers use during a particular period;
•seasonal trends in consumer activity;
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
•increases in inflation and our ability to control costs, including our operating expenses;
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
The occurrence of one or more of the foregoing and other factors may cause our results of operations to vary significantly. As such, comparing our operating results on a period-to-period basis may not be meaningful and should not be relied upon as an indication of future performance. In addition, a significant percentage of our operating expenses is fixed in nature and is based on forecasted revenue trends. Accordingly, in the event of a revenue shortfall, we may not be able to mitigate the negative impact on our net income (loss) and margins in the short term. If we fail to meet or exceed the expectations of investors or securities analysts, then the trading price of our common stock could fall substantially, and we could face costly lawsuits, including securities class action suits, which, in turn, could harm our business, results of operations and financial condition.
Actions that we are taking to restructure our business in alignment with our strategic priorities may not be as effective as anticipated.
In December 2023, we reduced our workforce by approximately 5%, after reducing our workforce by approximately 11% and approximately 17% in September 2022 and February 2023, respectively. While our reductions in force and other efforts to restructure our business were designed to streamline operations, reduce operating costs, improve operating margins, and realign our selling capacity, we may encounter challenges in the execution of these efforts that could prevent us from recognizing the intended benefits of such efforts or otherwise adversely affect our business, results of operations and financial condition.
As a result of the reductions in force, we have incurred, and may continue to incur, additional costs in the short term, including cash expenditures for employee transitions, notice period and severance payments, employee benefits and related facilitation costs, as well as non-cash expenditures related to vesting of share-based awards. These additional cash and non-cash expenditures could have the effect of reducing our operating margins. Our reductions in force may result in unintended consequences, including employee attrition beyond our intended reduction in force; damage to our corporate culture and decreased employee morale among our remaining employees; diversion of management attention; damage to our reputation as an employer, which could make it more difficult for us to hire new employees in the future; and the loss of institutional knowledge and expertise of departing employees. If we experience any of these adverse consequences, our reductions in force and other restructuring efforts may not achieve or sustain their intended benefits, or the benefits, even if achieved, may not be adequate to meet our long-term profitability and operational expectations, which could adversely affect our business, results of operations and financial condition. In addition, our reductions in force and other restructuring efforts could lead us to fail to meet, or cause delays in meeting, our operational and growth targets. While positions have been eliminated, functions that they performed remain necessary to our operations, and we may be unsuccessful in effectively and efficiently distributing the duties and obligations of departed employees among our remaining employees. The reduction in our workforce could also prevent us from pursuing new opportunities and initiatives or require us to adjust our growth strategy. As part of our reductions in force, we have reduced the size of our sales force to drive further efficiencies in our sales operations. With a smaller workforce, we are relying more heavily on our self-service model to drive sales of our Communications products to customers that do not require direct account coverage. Our self-service capabilities may not be as successful as we anticipate, and similarly, our efforts to accelerate Segment sales may not be effective or may take longer than we expect to drive growth. If we experience any of these adverse consequences, our reductions in force and other restructuring efforts may not achieve or sustain their intended benefits, or the benefits, even if achieved, may not be adequate to meet our long-term profitability and operational expectations, which could adversely affect our business, results of operations and financial condition.
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

In the first quarter of 2023, we reorganized our business into business units, and we have since adopted a two-segment reporting structure and further modified our business units and reporting segments. These changes may be disruptive to our business and may not have the desired effects.
In the first quarter of 2023, we reorganized our business into two business units—Communications and Data & Applications—to enable us to develop the organization and systems to successfully operate a multi-product business and to better align our sales resources with customer and market opportunities. In addition, as the business units were created based on how management views and evaluates our business, beginning with the quarter ended June 30, 2023, we changed our operating and reporting segment structure from one reportable segment to two reportable segments and revised our prior period presentation to conform to the new segments. In the fourth quarter of 2023, we modified the organization of our business units by moving Flex and Marketing Campaigns from Data & Applications to Communications, and we subsequently renamed Data & Applications to Segment.
Our business unit reorganization and changes in our segment reporting structure have required, and will continue to require, significant expenditures, allocation of valuable management resources, and significant demands on our operational and financial infrastructure. This could lead to a number of risks, including: actual or perceived disruption of service or reduction in service standards to our customers; the failure to preserve adequate internal controls as we reorganize our general and administrative functions, including our information technology and financial reporting infrastructure; the failure to preserve partnership, sales and other important relationships and to resolve conflicts that may arise; loss of sales as we eliminate certain sales positions, reorganize our sales teams into business units, and improve and expand our use of self-service capabilities; failure to develop effective cross-selling motions between the businesses; failure of the business units to drive efficiencies and leverage; diversion of management attention from ongoing business activities and core business objectives in order to manage operational changes; and the failure to maintain our corporate culture, employee morale and productivity, and to retain highly skilled employees due to reductions in our workforce and changes in leadership structure. Because of these and other factors, we cannot predict whether we will realize the purpose and anticipated benefits of our business reorganizations and segment reporting changes, and any similar changes in the future, and if we do not, our business, results of operations and financial condition could be adversely affected.
We are currently conducting an operational review of our Segment business, which we expect to complete in March 2024 and which could result in further changes to our Segment business.
There is no guarantee that investors, analysts or the market will understand or favorably view the changes we make to our financial reporting in connection with the shift from one to two segments or that any such changes will have the desired effect. Failure of investors or analysts to understand our revised segment reporting structure may negatively affect their ability to understand our business and operating results, which could adversely affect our stock price. In addition, we test for goodwill impairment at the reporting unit level and consider the difference between the fair value of a reporting unit and its carrying value when determining whether any impairment exists. There can be no assurance that changes to our segment reporting structure and business units will not result in impairment charges in future periods, which could harm our operating results.
Our business depends on customers increasing their use of our products, and a loss of customers or decline in their use of our products could adversely affect our business, results of operations and financial condition.
Our revenue grows as customers increase their usage of a product, extend their usage of a product to new applications or adopt a new product that we offer. The majority of our revenue is usage-based and our ability to grow and generate incremental revenue depends, in part, on our ability to maintain and grow our relationships with existing customers and to have them increase their usage of our products. If our customers do not increase their use of our products, then our revenue may decline or grow at rates lower than expected. Most of our usage-based customers do not have long-term contractual financial commitments to us and, therefore, may reduce or cease their use of our products at any time without penalty or termination charges. Our subscription-based customers generally base their contract value on anticipated usage, and if their anticipated levels of usage are not met, they may reduce their contract value or choose not to renew their contract upon its expiration.
Customers may terminate or reduce their use of our products for any number of reasons, including dissatisfaction with our products or with the value proposition of our products, our inability to meet their needs and expectations, their use of competitors’ products, macroeconomic conditions, or reductions in their budgets. Additionally, prior instances of disruptions in our cloud communications platform impacted our customers’ ability to use products on our platform for up to several hours at a time. Issues with our products have caused, and may in the future cause, us to incur certain costs associated with offering credits to our affected customers, which have had, and in the future may have, an adverse impact on customer satisfaction and our ability to retain or attract customers.

Additionally, we believe our ability to provide customers with high-quality, effective customer support services at all stages of the process is a crucial component of maintaining customer satisfaction, generating increased customer usage of our products and ultimately retaining customers. If we are unable to effectively assist our customers, it could adversely affect our ability to retain existing customers and could disincentivize prospective customers from adopting our products. The resources we dedicate to customer service at a particular time may prove insufficient, such as in the event we are unable to respond quickly enough to accommodate short-term increases in demand for customer support. We also may be unable to modify the nature, scope and delivery of our customer support in order to compete with changes in the support services provided by our competitors. Our sales are highly dependent on our business reputation and on positive recommendations from our customers. If we are unable to provide high-quality customer support, or if there is a market perception that we do not maintain high-quality customer support, it could erode the trust of current and potential customers and adversely affect our reputation.
Customer usage of our products depends on factors generally outside of our control, including macroeconomic conditions, so it is difficult to accurately predict customers’ usage levels. The loss of customers or reductions in their usage levels of our products may each have a negative impact on our business, results of operations and financial condition. Our Dollar-Based Net Expansion Rate has recently declined as compared to prior periods, and it may continue to decline in the future if customers are not satisfied with our products and related customer service experience, the value proposition of our products or our ability to meet their needs and expectations, or due to macroeconomic conditions or reductions in customers’ budgets. If a significant number of customers cease using, or reduce their usage of our products, including due to cost-saving measures in the face of macroeconomic uncertainty or changes in the competitive landscape, then we may be required to spend significantly more on sales and marketing than we currently expect in order to maintain or increase revenue from customers. Such additional sales and marketing expenditures could adversely affect our business, results of operations and financial condition.
If we are unable to attract new customers or sell additional products to our existing customers in a cost-effective manner, our business, results of operations and financial condition would be adversely affected.
To grow our business, we must continue to attract new customers in a cost-effective manner, increase revenue from existing customers, and increase gross profits, each of which depends in part on our ability to increase adoption and usage of our products, and successfully market new products, including products with higher gross margins, in a cost-effective manner. We use a variety of marketing channels to promote our products and platform, such as developer events and developer evangelism, search engine marketing and optimization, regional customer events, email campaigns, billboard advertising and public relations initiatives. If the costs of the marketing channels we use increase, then we may choose to use alternative and less expensive channels, which may not be as effective as the channels we currently use. We have made in the past, and may make in the future, significant expenditures and investments of time and resources in new marketing campaigns and sales motions, and we cannot guarantee that any such investments will lead to wider adoption of our products or to the cost-effective acquisition of additional customers. In addition, new products that we develop may require increasingly sophisticated and more costly sales efforts and result in a longer sales cycle. If we are unable to maintain effective marketing programs, our ability to efficiently attract new customers could be adversely affected, and we may not be able to attract the number and types of new customers we are seeking. In addition, we are continuing to improve and expand our use of self-service capabilities, particularly for our Communications API customers, which may not be as effective as we anticipate in driving adoption or increased usage of our products. If we are unable to successfully increase adoption and usage of our existing and new products, or if our efforts to increase the usage of our products are more expensive or time-consuming than we expect, then our business, results of operations and financial condition would be adversely affected.
If we are unable to increase adoption of our products by enterprises, our business, results of operations and financial condition may be adversely affected.
Historically, a majority of our revenue has been generated as a result of software developers adopting our Communications API products through our self-service model. Our ability to increase our customer base, especially among enterprises, and achieve broader market acceptance of our products will depend, in part, on our ability to effectively organize, focus and train our sales, marketing and other employees. Our ability to convince enterprises to adopt our products will depend, in part, on our ability to attract and retain sales employees with experience selling to enterprises. We believe that there is significant competition for experienced sales professionals with the skills and technical knowledge that we require. Even if we are successful in hiring qualified sales employees, new hires require significant training and experience before they achieve full productivity, particularly for sales efforts targeted at enterprises and new territories. Our recent hires and planned hires may not become as productive as quickly as we expect, and we may encounter difficulties or be unable to hire or retain sufficient numbers of qualified individuals in the future in the markets where we do business. Because we do not have a long history of targeting our sales efforts at enterprises, we cannot predict whether, or to what extent, our sales will increase as we organize and train our sales force or how long it will take for sales employees to become productive.

As we seek to increase the adoption of our products by enterprises, including Segment and Engage, which are primarily aimed at complex customer data platform implementations at larger companies, we expect to incur higher costs and longer sales cycles. In the enterprise market segment, the decision to adopt our products may require the approval of multiple technical and business decision makers, including legal, security, compliance, procurement, operations and information technology (“IT”). In addition, while enterprise customers may quickly deploy our products on a limited basis, before they will commit to deploying our products at scale, they often require extensive education about our products and significant customer support time and also engage in protracted pricing and contract negotiations, which may be exacerbated by changing inflationary pressure and reduced IT budgets and may result in higher costs and longer sales cycles. In addition, sales cycles for enterprises are inherently more complex and less predictable than the sales through our self-service model, and some enterprise customers may not use our products enough to generate revenue that justifies the cost to obtain such customers. These complex and resource-intensive sales efforts could place additional strain on our product and engineering resources. Further, enterprises, including some of our existing customers, may choose to develop their own solutions that do not include our products. They may also demand reductions in pricing as their usage of our products increases, notwithstanding increased costs incurred by us to provide such products, which could have an adverse impact on our gross margin. Additionally, we have experienced, and may continue to experience, certain of our customers failing to renew their contracts with us, reducing or limiting their contract values, and engaging in longer sales cycles as these customers focus on general cost reductions in the face of macroeconomic uncertainty. As a result of our limited experience selling and marketing to enterprises, our efforts to sell to these potential customers may not be successful. If we are unable to increase the revenue that we derive from enterprises, then our business, results of operations and financial condition may be adversely affected.
Our future success depends, in part, on our ability to develop new products and product enhancements that achieve market acceptance, as well as adapt and respond effectively to rapidly changing technology and regulations, dynamic industry standards, and evolving interoperability requirements.
Our ability to attract new customers and increase revenue from existing customers depends in large part on our ability to enhance and improve our existing products and to introduce compelling new products that reflect the changing nature of our markets, technology, industry standards, and customer needs and preferences. The success of any enhancements or new products we introduce depends on several factors, including timely completion, adequate quality testing, actual performance quality, market-accepted pricing levels and overall market acceptance. Enhancements and new products that we develop may not be introduced in a timely or cost-effective manner, may contain errors or defects, may require reworking features and capabilities, may have interoperability difficulties with our platform or other products or may not achieve the broad market acceptance necessary to generate significant revenue or increase our gross profits. Furthermore, our ability to increase the usage of our products depends, in part, on the development of new use cases for our products, which is typically driven by our developer community and may be outside of our control.
The markets for our products, including the market for communications in general and cloud communications in particular, are subject to rapid technological change, evolving industry standards, and changing regulations, as well as changing customer needs, requirements and preferences. These are all uncertain and we cannot predict the consequences, effects, or introduction of new, disruptive, emerging technologies or the manner and pace at which our markets develop over time, and our ability to compete in these markets depends on predicting and adapting to these changing circumstances. The success of our business will depend, in part, on our ability to adapt and respond effectively to these changes on a timely basis, and anticipating these factors requires that we allocate significant resources without any guarantee that any such investments and efforts will result in initial or enhanced adoption of our products in the marketplace. For example, with the development of next-generation solutions that utilize new and advanced features, including AI and ML, we expect to commit significant resources to developing new products and enhancements incorporating AI and ML, and there is no guarantee that our investments and efforts will result in wider adoption of our products in the marketplace. If new technologies emerge that are able to deliver competitive products and services at lower prices, more efficiently, more conveniently or more securely or if new products are introduced into the market that could render our existing products obsolete, such technologies and products could adversely impact our ability to compete effectively and may lead to customers reducing or terminating their usage of our products. For example, if user authentication practices evolve to reduce or eliminate the use of one-time passwords, our revenue could be adversely affected.
Additionally, the success of our existing products and any new products we introduce depends, in part, on our ability to integrate them with third-party products used by us or our customers. The providers of such third-party products may modify the features, functionality, pricing, and other terms and conditions with respect to such products in a manner adverse to us and to our customers that use such third-party products in connection with our products. If we are unable to maintain the integrations between our products and such third-party products, our ability to meet the needs and expectations of our current and prospective customers could be adversely affected, which could adversely affect our business. Our platform must integrate with and leverage a variety of infrastructure, network, hardware, mobile and software platforms and technologies, and we need to continuously modify and enhance our products and platform to adapt to changes and innovation in these technologies. For example, Apple, Google, Yahoo and other cell-phone operating system providers or inbox service providers have developed, and may in the future develop, new applications or functions intended to filter spam and unwanted phone calls, messages or emails. Third party platforms may also implement changes to their privacy policies or practices that may adversely impact us or our customers. In addition, our network service providers may adopt new filtering technologies in an effort to combat spam or robocalling. Such technologies may inadvertently filter desired messages or calls to or from our customers. If cell-phone operating system providers, network service providers, our customers or their end users adopt new software platforms or infrastructure, we may be required to develop new versions of our products to work with those new platforms or infrastructure. This development effort may require significant resources, which would adversely affect our business, results of operations and financial condition. Any failure of our products and platform to operate effectively with evolving or new platforms and technologies could reduce the demand for our products. If we are unable to respond to these changes in a cost-effective manner, our products may become less marketable and less competitive or obsolete, and our business, results of operations and financial condition could be adversely affected.
If we are unable to successfully and cost-effectively increase adoption and usage of our existing products, develop and drive adoption of new products, maintain integrations with third-party products, or anticipate and keep pace with changes in technology, customers’ needs, customers’ expectations, and industry standards, our business, results of operations and financial condition would be adversely affected.
The markets for our products continue to evolve and may decline or experience limited growth.
The markets for our products continue to evolve, which makes our business and future prospects difficult to evaluate. If current and prospective customers do not recognize the need for and benefits of our products and platform, they may decide to adopt alternative products and services to satisfy some portion of their business needs. In order to grow our business and extend our market position, we intend to focus on educating developers and enterprises about the benefits of our products and platform, expanding and improving the functionality of our products and bringing new technologies to market to increase market acceptance and use of our platform. Our growth will depend, in part, on our ability to expand the markets that our products address. Our ability to do so depends upon a number of factors, including the cost, performance and perceived value associated with such products and platform. The markets for our products and platform could fail to grow significantly, or at all, or there could be a reduction in demand for our products as a result of any number of factors, including a lack of customer acceptance, technological challenges, competing products and services, decreases in spending by current and prospective customers, weakening macroeconomic conditions, and other causes. If these markets do not experience significant growth or demand for our products decreases, then our business, results of operations and financial condition could be adversely affected.
If we fail to effectively manage our growth, then our business, results of operations and financial condition could be adversely affected.
Although we cannot provide any assurance that our business will continue to grow at the same rate or at all in the future, we have experienced substantial growth in our business and operations in recent years, which has placed, and may continue to place, significant demands on our management and our operational and financial resources, especially as we continue to focus on improving our operating efficiency. Although we have conducted workforce reductions in the past, we may experience employee growth in the future. We have also experienced significant growth in the number of customers, usage and amount of data that our platform and associated infrastructure support. As a result of this growth, our organizational structure is becoming more complex as we improve our operational, financial and management controls as well as our reporting systems and procedures. The expansion of our systems and infrastructure, as well as the changes arising from our business reorganizations, has required, and will continue to require, us to commit substantial financial, operational, and technical resources. Our revenue may not increase as a result of our investments in these areas and, if revenue does increase, it may not increase enough to offset these investments, or it may take several periods before we begin to see the benefits of these investments. If we are unable to adequately manage our growth and other business changes in a manner that preserves the key aspects of our corporate culture, including as a result of our past reductions in force and the reorganization of our business, the quality and performance of our products may suffer, which could negatively affect our brand, reputation and ability to retain and attract customers and employees. Finally, if we are unable to maintain reliable service levels for our customers or if the level of efficiency in our organization suffers as we grow and transform our operating model, then our business, results of operations and financial condition could be adversely affected.

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

The markets in which we participate are intensely competitive, and if we do not compete effectively, our business, results of operations and financial condition could be harmed.
The markets for our products are rapidly evolving, significantly fragmented and highly competitive, with relatively low barriers to entry in some segments. The principal competitive factors in our market include completeness of offering, credibility with customers, global reach, ease of integration and programmability, product features, platform scalability, reliability, deliverability, security and performance, brand awareness and reputation, the strength of sales and marketing efforts, customer support, and the cost of deploying and using products. In our Communications business, our competitors are primarily (i) CPaaS companies that offer communications products and applications, (ii) other software companies that compete with portions of our communications product line, and (iii) regional network service providers that offer limited developer functionality on top of their own physical infrastructure. In our Segment business, our competitors are primarily (i) SaaS companies and marketing cloud platform vendors that offer bundled applications and platforms, (ii) CRM and customer experience vendors and (iii) standalone customer data platform vendors.
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
We have incurred net losses in each year since our inception, including net losses of $1.0 billion, $1.3 billion and $949.9 million in the years ended December 31, 2023, 2022 and 2021, respectively. We had an accumulated deficit of $5.1 billion as of December 31, 2023. We will need to generate and sustain increased revenue levels, and manage our operating expenses, in future periods to become profitable and achieve our stated profitability goals and, even if we do, we may not be able to maintain or increase our level of profitability. We expect to continue to expend substantial financial and other resources on, among other things: investments in our engineering team; improvements in security and data protection; the development of new products, features and functionality and enhancements to our platform; sales and marketing; expansion of our operations and infrastructure, both domestically and internationally; and general administration, including legal, accounting and other expenses related to being a public company. Our efforts to grow our business may be more costly than we expect, and we may not be able to increase our revenue enough to offset our associated operating expenses. We may incur significant losses in the future for a number of reasons, including the other risks described herein, and unforeseen expenses, difficulties, complications and delays and other unknown events. If we are unable to achieve and sustain profitability, or if we incur significant losses, the value of our business and common stock may significantly decrease.

We depend largely on the continued services of highly skilled personnel, including our senior management and other key employees, and the inability to attract, integrate or retain such employees could adversely affect our business, results of operations and financial condition.
Our future performance depends on the continued services and contributions of highly skilled personnel, including our senior management and other key employees, to execute on our business plan, to develop our products and platform, to deliver our products to customers, to attract and retain customers and to identify and pursue opportunities to expand our business. We believe that there is, and will continue to be, intense competition for highly skilled management, technical, sales and other employees with experience in our industry. In addition, we have conducted reductions in force and experienced and may continue to experience employee attrition, which could significantly delay or prevent the achievement of our business objectives, and any resulting influx of new employees may require us to expend time, attention and resources to recruit and retain employees, restructure parts of our organization and train and integrate new personnel. If we fail to effectively manage attrition, and to hire, integrate and adequately incentivize our personnel, our efficiency and ability to meet our operational and growth targets, as well as our corporate culture, employee morale, productivity and retention, could suffer, and our business and operating results would be adversely impacted.
Additionally, loss of services of senior management or other key employees could significantly delay or prevent the achievement of our development and strategic objectives. In January 2024, our co-founder, Jeff Lawson, resigned as Chief Executive Officer and as a member of our board of directors, and Khozema Shipchandler, our former President, Twilio Communications, was appointed as Chief Executive Officer and as a member of our board of directors. We will incur various expenses in connection with the transition and we may face challenges in connection with the transition, such as potential changes to our strategy, corporate culture, and other changes in our management structure or roles. Any of our executive officers may terminate employment with us at any time with no advance notice. We have experienced, and may continue to experience, high attrition among our senior management team and key employees. The replacement of any of our senior management or other key employees will involve significant time and costs, and any loss of services of any such key employee for any reason could significantly delay or prevent the achievement of our business objectives and could adversely affect our business, results of operations and financial condition.
The labor market for our business is subject to external factors that are beyond our control, including our industry’s highly competitive market for skilled workers and leaders. We must provide competitive compensation packages and a high-quality work environment to hire, retain and motivate employees. Volatility in, or the actual or perceived lack of performance of, our stock price may affect our ability to attract, motivate and retain key employees. In September 2022, February 2023 and December 2023, we implemented reductions in force, which may have an impact on our ability to hire, retain and motivate employees. If we are unable to retain and motivate our existing employees and attract qualified employees to fill key positions, we may be unable to manage our business effectively, including the development, marketing and sale of our products, which could adversely affect our business, results of operations and financial condition.
If we are not able to maintain and enhance our brand and increase market awareness of our company and products, then our business, results of operations and financial condition may be adversely affected.
We believe that maintaining and enhancing the “Twilio” brand identity and increasing market awareness of our company and products, particularly among developers and enterprises, is critical to achieving widespread acceptance of our platform, to strengthening our relationships with our existing customers and to our ability to attract new customers. The successful promotion of our brand will depend largely on our continued marketing efforts, our ability to continue to offer high-quality products, and our ability to successfully differentiate our products and platform from competing products and services. Our brand promotion and thought leadership activities may not be successful or yield increased revenue. In addition, independent industry analysts often provide reviews of our products and competing products and services, which may significantly influence the perception of our products in the marketplace. If these reviews are negative or not as strong as reviews of our competitors’ products and services, then our brand may be harmed.
The promotion of our brand also requires us to make substantial expenditures, and we anticipate that these expenditures will increase as our markets become more competitive and as we expand into new markets. To the extent that these activities increase revenue, this revenue still may not be enough to offset the increased expenses we incur.

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
For example, in recent years, multiple major U.S. mobile carriers have introduced A2P SMS service offerings that added a new fee for A2P SMS messages delivered to their respective subscribers, and, from time to time, other U.S. mobile carriers have added similar fees. While we have historically responded to these types of fee increases through a combination of further negotiating efforts with our network service providers, absorbing the increased costs or passing the fees through to customers, there is no guarantee that we will continue to be able to respond in these ways in the future without a material negative impact to our business. Passing these fees through to our customers typically has the effect of increasing our Communications revenue and cost of revenue, but typically does not impact the gross profit dollars received for sending these messages and, as a result, has a negative impact on our gross margins. Additionally, our ability to respond to any new fees may be constrained if all network service providers in a particular market impose equivalent fee structures, if the magnitude of the fees is disproportionately large when compared to the underlying prices paid by our customers, or if the market conditions limit our ability to increase the price we charge our customers.
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
We adjust the pricing models for our products from time to time and expect that we will continue to do so. Many of our usage-based customers enter into contracts with negotiated pricing, and our subscription customers are also subject to negotiated pricing. As competitors introduce new products or services that compete with ours or reduce their prices, we may be unable to attract new customers or retain existing customers based on our historical pricing. If we are required or choose to reduce our prices, it could adversely affect our business, results of operations and financial condition.
Our international operations expose us to risks inherent in global operations.
In the years ended December 31, 2023, 2022 and 2021, we derived 34%, 34% and 32% of our revenue from customer accounts located outside the United States, respectively. The future success of our business will depend, in part, on our ability to strategically maintain and expand our customer base worldwide. Operating in international markets requires significant resources and management attention and subjects us to regulatory, economic and political risks in addition to those we face in the United States.
In addition, we face risks in doing business internationally that could adversely affect our business, including:
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
Also, due to costs from our international operations and network service provider fees outside of the United States, which generally are higher than domestic rates, our Communications gross margin for international customers is typically lower than our Communications gross margin for domestic customers. As a result, our Communications gross margin has been, and may continue to be, adversely impacted by our international operations. Our failure to manage any of these risks successfully could harm our international operations, and adversely affect our business, results of operations and financial condition.
We currently generate significant revenue from our largest customers, and the loss or decline in revenue from any of these customers could harm our business, results of operations and financial condition.
In the years ended December 31, 2023, 2022 and 2021, our 10 largest Active Customer Accounts generated an aggregate of 10%, 12% and 11% of our revenue, respectively. If any of these customers, or other large customers, do not continue to use our products, use fewer of our products, or use our products in a more limited capacity, or not at all, our business, results of operations and financial condition could be adversely affected. Additionally, the usage of our products by customers that do not have long-term contracts with us may change between periods. Those with no long-term contract with us may reduce or fully terminate their usage of our products at any time without notice, penalty or termination charges, which may adversely impact our results of operations.
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
Risks Related to Cybersecurity, Data Privacy and Intellectual Property
Breaches of or incidents impacting our networks or systems, or those of AWS or our service providers, could degrade our ability to conduct our business, compromise the integrity of our products, platform and data, result in significant loss or unavailability of data and the theft of our intellectual property, damage our reputation, expose us to liability to third parties and require us to incur significant additional costs to maintain the security of our networks and data.
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
Additionally, we depend upon our employees and contractors to appropriately handle confidential and sensitive data, including customer data, and to deploy our IT resources in a safe and secure manner that does not expose our network systems to security breaches or incidents or the loss, alteration, unavailability, or other unauthorized processing of data. We have been and expect to be subject to cybersecurity threats and incidents, including denial-of-service attacks, employee errors or individual attempts to gain unauthorized access to information systems. We also continue to incorporate AI solutions and features into our platform, which may result in security incidents or otherwise increase cybersecurity risks. Further, AI technologies may be used in connection with certain cybersecurity attacks, resulting in heightened risks of security breaches and incidents. Any data security incidents, including internal malfeasance or inadvertent disclosures by our employees or a third party’s fraudulent inducement of our employees to disclose information, unauthorized access or usage, the introduction of viruses or other malicious code or any other breach or incident or disruption of our platform, systems, or networks or those of our service providers, such as AWS, could result in loss, corruption, unavailability, or other unauthorized processing of confidential information, and any such event, or the perception that it has occurred, may result in damage to our reputation, erosion of customer trust, loss of customers, litigation, regulatory investigations, fines, penalties and other liabilities. For example, in June and August 2022, we became aware that threat actors had conducted sophisticated social engineering campaigns against some of our employees after having obtained employee names and cell phone numbers from unknown sources. The attack identified in August, which involved smishing text messages that purported to be from our IT department, resulted in the threat actor obtaining some of our employees’ credentials and access to certain data of approximately 209 customers out of our total customer base of approximately 270,000 at that time. We notified and worked with our affected customers. We also notified appropriate regulators and addressed their questions about the incident. We also took steps to remediate the incident, including enhancing our security training, improving our two factor authentication requirements, implementing additional layers of control within our VPN, reducing access to certain internal applications and tools, and increasing the refresh frequency for access to certain internal applications. Industry reports indicate that the threat actors also attacked other technology, telecommunication and cryptocurrency companies.
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
The CCPA (as amended by the California Privacy Rights Act of 2020) imposes obligations on businesses to which it applies. These obligations include, but are not limited to, providing specific disclosures in privacy notices and affording California residents (both consumers and employees) certain rights related to their personal information. The CCPA allows for statutory fines for noncompliance. Similar laws have been enacted or been proposed at the state and federal levels. For example, Connecticut, Utah, Virginia and Colorado have each passed laws similar to but different from the CCPA that took effect in 2023; Florida, Montana, Oregon and Texas have enacted similar legislation that becomes effective in 2024; Tennessee, Delaware, New Jersey and Iowa have passed such a law that will take effect in 2025; and Indiana has enacted similar legislation that will become effective in 2026. If we become subject to new privacy, data protection and data security laws, the risk of enforcement action against us could increase because we may become subject to additional obligations, and the number of individuals or entities that can initiate actions against us may increase, including individuals, via a private right of action, and state actors.
Outside the United States, an increasing number of laws, regulations, and industry standards apply to privacy, data protection and data security. For example, the GDPR, the United Kingdom’s Data Protection Act 2018 (“UK GDPR”) and the new Swiss Federal Act on Data Protection, impose strict requirements for processing the personal information of individuals protected by the legislation, whether their data is processed within or outside the European Economic Area (“EEA”), the United Kingdom (“UK”) and Switzerland, respectively (such jurisdictions, collectively, “Europe”). For example, the GDPR imposes significant requirements regarding the processing of individuals’ personal information, including in relation to transparency, lawfulness of processing, individuals’ privacy rights, compliant contracting, data minimization, data breach notification, data re-usage, data retention, security of processing and international data transfers. Under the GDPR and UK GDPR, government regulators may impose temporary or definitive bans on data processing or data transfers, require a company to delete data, as well as impose significant fines, potentially ranging up to 20 million Euros under the GDPR, 17.5 million GBP under the UK GDPR, or 4% of a company’s worldwide revenue, whichever is higher. Further, individuals may initiate compensation claims or litigation related to our processing of their personal information. Other privacy laws in Europe impose strict requirements around marketing communications and the deployment of cookies on users’ devices. As another example, Brazil’s General Data Protection Law (Lei Geral de Proteção de Dados Pessoais, or “LGPD”) (Law No. 13,709/2018) may apply to our operations. The LGPD broadly regulates processing of personal information of individuals in Brazil and imposes compliance obligations and penalties comparable to those of the GDPR. Additionally, we expect an increase in the regulation of the use of AI and ML in products and services. For example, in Europe, the proposed Artificial Intelligence Act (“AI Act”), once adopted, could impose onerous obligations related to the development, placing on the market and use of AI-related systems. We may have to change our business practices to comply with obligations under these or other new and evolving regimes.
Further, the interpretation and application of new domestic and foreign laws and regulations in many cases is uncertain, and our legal and regulatory obligations in such jurisdictions are subject to frequent and unexpected changes, including the potential for various regulatory or other governmental bodies to enact new or additional laws or regulations, to issue rulings that invalidate prior laws or regulations, or to increase penalties significantly. For example, the EU’s Digital Services Act, Digital Markets Act and Data Act recently entered into force. Also, the UK Parliament is currently debating the Data Protection and Digital Information (No. 2) Bill which, if enacted, will introduce certain changes to the UK’s data protection laws.
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
As a cumulative example of these risks, because our primary data processing facilities are in the United States, we have experienced hesitancy, reluctance, or refusal by European or multinational customers to continue to use our services due to the potential risks posed as a result of the Court of Justice’s July 2020 ruling in the “Schrems II” case, as well as related guidance from regulators and the recent enforcement action against Meta by the Irish Data Protection Commission. For example, absent appropriate safeguards or other circumstances, the GDPR and laws in Switzerland and the UK generally restrict the transfer of personal information to countries outside of the EEA, Switzerland and the UK such as the United States. On July 10, 2023, the European Commission adopted its adequacy decision for the EU-U.S. Data Privacy Framework. Based on this decision, personal information can flow from the EU to U.S. companies participating in the EU-U.S. Data Privacy Framework without having to put in place additional data protection safeguards. We are certified under the EU-U.S. Data Privacy Framework, the UK Extension to the EU-U.S. Data Privacy Framework, and the Swiss-U.S. Data Privacy Framework. If we cannot maintain a valid mechanism for cross-border data transfers, we and our customers may face increased exposure to regulatory actions, substantial fines, and injunctions against processing or transferring personal information from Europe or elsewhere. The inability to transfer personal information to the United States could significantly and negatively impact our business operations; limit our ability to collaborate with parties that are subject to data privacy and security laws; or require us to increase our personal information processing capabilities in Europe and/or elsewhere at significant expense. In addition, outside of Europe, other jurisdictions have proposed and enacted laws relating to cross-border data transfer or requiring personal information, or certain subcategories of personal information, to be stored in the jurisdiction of origin. If we are unable to increase our data processing capabilities and storage in Europe and other countries to limit or eliminate the need for data transfers out of Europe and other applicable countries quickly enough, and valid solutions for personal information transfers to the United States or other countries are not available or are difficult to implement in the interim, we will likely face continuing reluctance from European and multinational customers to use our services and increased exposure to regulatory actions, substantial fines and injunctions against processing or transferring personal information across borders.
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
We rely on technology and intellectual property of third parties, the loss of which could limit the functionality of our products and disrupt our business.
We use technology and intellectual property licensed from third parties in certain of our products and our platform, and we expect to license additional third-party technology and intellectual property in the future. Licensed technology and intellectual property may not continue to be available on commercially reasonable terms, or at all. The loss of the right to license and distribute third-party technology could limit the functionality of our products or platform and could require us to redesign our products or platform. In addition, if the third-party technology and intellectual property we use has errors, security vulnerabilities, or otherwise malfunctions, the functionality of our products and platform may be negatively impacted, our customers may experience reduced service levels, and our business may be adversely affected.
For example, we outsource a substantial majority of our cloud infrastructure to AWS, which hosts our products and platform. Our customers need to be able to reliably access our platform, without material interruption or degradation of performance. AWS runs its own platform that we access, and we are, therefore, vulnerable to service interruptions at AWS. We have experienced, and expect that we may experience interruptions, delays and outages in service and availability in the future due to a variety of factors, including infrastructure changes, human or software errors, website hosting disruptions and capacity constraints. Capacity constraints could be caused by a number of potential causes, including technical failures, natural disasters, public health epidemics or pandemics, fraud or security attacks. In addition, if our security, or that of AWS, is compromised, our products or platform become unavailable, or if our users are unable to use our products within a reasonable amount of time or at all, any one of which may be due to circumstances beyond our control, then our business, results of operations and financial condition could be adversely affected. In some instances, we may encounter difficulties or otherwise not be able to identify the cause or causes of these performance problems within a period of time acceptable to our customers. It may become increasingly difficult to maintain and improve our platform performance and to troubleshoot performance issues, especially during peak usage times, as our products become more complex and the usage of our products increases. To the extent that we do not effectively address capacity constraints, either through AWS or alternative providers of cloud infrastructure, or through other factors that may result in interruptions, delays and outages in service and availability of our products and/or services, our business, results of operations and financial condition may be adversely affected. In addition, if Amazon.com, Inc. (“Amazon”) requires that we comply with unfavorable terms in order to continue our use of AWS or if Amazon implements any changes in its service levels for AWS, the changes may adversely affect our ability to meet our customers’ requirements, result in negative publicity which could harm our reputation and brand and may adversely affect the usage of our platform.
The substantial majority of the services we use from AWS are for cloud-based reserve service capacity and, to a lesser extent, storage and other optimization offerings. AWS enables us to order and reserve service capacity in varying amounts and sizes distributed across multiple regions. We access AWS infrastructure through standard IP connectivity protocols. AWS provides us with computing and storage capacity pursuant to an agreement that continues until terminated by either party. AWS may terminate the agreement if we fail to cure a breach of the agreement within 30 days of our being notified of the breach and, in some cases, AWS may suspend the agreement immediately for cause upon notice. Although we expect that we could procure similar services from other third parties, if any of our arrangements with AWS are terminated, we could experience interruptions to our platform and encounter difficulties in our ability to make our products reliably accessible by customers, as well as delays and additional expenses in procuring, implementing, and transitioning to alternative cloud infrastructure services. Any of the above circumstances or events may harm our reputation, erode customer trust, cause customers to stop using or reduce their usage of our products, discourage customers from renewing their contracts, impair our ability to increase revenue from existing customers, impair our ability to grow our customer base, subject us to financial penalties and liabilities under our service level agreements and otherwise harm our business, results of operations and financial condition.

The use of AI technologies in our platform and our business may not produce the desired benefits, and may result in increased liability, reputational harm, or other adverse consequences.
We continue to incorporate additional AI solutions and features into our platform and our business, including CustomerAI, and these solutions and features may become more important to our operations or to our future growth over time. We expect to rely on AI solutions and features to help drive future growth in our business, but there can be no assurance that we will realize the desired or anticipated benefits from AI. Our investments in AI solutions and features have and may continue to negatively impact our cost of revenue and gross margins, particularly for our Segment business, until we are able to increase revenue enough to offset these investments. We may also fail to properly implement or market our AI solutions and features. Our competitors or other third parties may incorporate AI into their products, offerings, and solutions more quickly or more successfully than us, which could impair our ability to compete effectively and adversely affect our results of operations. Our ability to effectively implement and market our AI solutions and features will depend, in part, on our ability to attract and retain employees with AI expertise, and we expect significant competition for professionals with the skills and technical knowledge that we will require. Additionally, our offerings based on AI may expose us to additional claims, demands and proceedings by private parties and regulatory authorities and subject us to legal liability as well as brand and reputational harm. For example, our business, financial condition and results of operations may be adversely affected if content or recommendations that AI solutions or features assist in producing are or are alleged to be deficient, inaccurate, or biased, or if such content, recommendations, solutions, or features or their development or deployment (including the collection, use, or other processing of data used to train or create such AI solutions or features) are found to have or alleged to have infringed upon or misappropriated third-party intellectual property rights or violated applicable laws, regulations, or other actual or asserted legal obligations to which we are or may become subject. The legal, regulatory, and policy environments around AI are evolving rapidly, and we may become subject to new and evolving legal and other obligations. These and other developments may require us to make significant changes to our use of AI, including by limiting or restricting our use of AI, and which may require us to make significant changes to our policies and practices, which may necessitate expenditure of significant time, expense, and other resources. AI also presents emerging ethical issues, and if our use of AI becomes controversial, we may experience brand or reputational harm.
Risks Related to Legal and Regulatory Matters
Certain of our products are subject to telecommunications-related regulations, and future legislative or regulatory actions could adversely affect our business, results of operations and financial condition.
As a provider of communications products, we are subject to existing or potential FCC regulations relating to privacy, telecommunications, consumer protection and other requirements. In addition, the extension of telecommunications regulations to our non-interconnected VoIP services could result in additional federal and state regulatory obligations and taxes. We are also in discussions with certain jurisdictions regarding potential sales and other taxes for prior periods that we may owe. In the event any of these jurisdictions disagree with management’s assumptions and analysis, the assessment of our tax exposure could differ materially from management's current estimates, which may increase our costs of doing business and negatively affect the prices our customers pay for our services. If we do not comply with FCC rules and regulations, we could be subject to FCC enforcement actions, fines, loss of licenses and possibly restrictions on our ability to operate or offer certain of our products. For example, on January 25, 2023, we received a “cease-and-desist” letter from the FCC related to reported fraudulent traffic on our messaging platform. We subsequently removed the identified traffic. In response to written questions from the FCC, we sent a follow-up letter to the agency on February 10, 2023 detailing our fraud mitigation practices and various planned improvements to reduce future risks. There has been no further communication from the agency on this matter. Any enforcement action by the FCC, which may be a public process, would hurt our reputation in the industry, could erode customer trust, possibly impair our ability to sell our VoIP, other telecommunications products and/or other services to customers and could adversely affect our business, results of operations and financial condition.
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
In addition, Congress and the FCC are attempting to mitigate the prevalence of robocalls by requiring participation in a technical standard called Signature-based Handling of Asserted Information Using toKENs (“SHAKEN”) and Secure Telephone Identity Revisited (“STIR”) (together, “SHAKEN/STIR”), which allows voice carriers to authenticate caller ID, prohibiting malicious spoofing. The FCC also has open proceedings relating to robocalls and robotexts. While we do not currently expect the FCC to require more than the robocall and robotexting measures that we have started to implement, if the FCC were to implement new regulations or requirements that limited the types of customers allowed to use our platform or overly burdensome requirements for our customers, those actions could limit the customers that we are able to serve.
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
In addition, from time to time we implement Know-Your-Customer and/or Know-Your-Traffic related processes in the jurisdictions in which we operate, which may create friction for our customers, require management attention, and increase our compliance costs.

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

United States federal and state legislation and international laws impose certain obligations on the senders of commercial emails, which could minimize the effectiveness of our platform, and establish financial penalties for non-compliance, which could increase the costs of our business.
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
The current legislative and regulatory landscape regarding the regulation of the Internet is subject to uncertainty. For example, in January 2018, the FCC released an order that repealed the “open Internet rules,” often known as “net neutrality,” which could affect the services used by us and our customers. In response to this decision California and a number of states implemented their own net neutrality rules which mirrored parts of the repealed federal regulations. In October 2023, the FCC voted to begin the process of reinstating substantially all of the net neutrality rules that had been in place prior to the 2018 repeal. We cannot predict the actions the FCC may take, whether any new FCC order or state initiatives regulating providers will be modified, overturned, or vacated by legal action, federal legislation, or the FCC itself, or the degree to which further regulatory action – or inaction – may adversely affect our business. Should the FCC not reinstate net neutrality or if state initiatives codifying similar protections are modified, overturned, or vacated, internet service providers may be able to limit our users’ ability to access our platform or make our platform a less attractive alternative to our competitors’ applications. On the other hand, if limits are imposed on the types of traffic that U.S. domestic carriers can carry over their broadband networks, it could adversely affect the amount of carrier-originated traffic that we carry. In a related regulatory context, while the EU requires equal access to internet content, under its Digital Single Market initiative the EU may impose additional requirements that could increase our costs. If new FCC, EU, or other rules directly or inadvertently impose costs on online providers like our business, our expenses may rise. Were any of these outcomes to occur, our ability to retain existing users or attract new users may be impaired, our costs may increase, and our business may be significantly harmed.
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
Certain of our products and services may be subject to export control and economic sanctions laws and regulations, including the U.S. Export Administration Regulations, U.S. Customs regulations, and various economic and trade sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Control as well as similar laws and regulations in other countries in which we do business. Exports of our products and the provision of our services must be made in compliance with these requirements. We take precautions to prevent our products and services from being provided in violation of such laws; however, we are aware of exports of certain of our products to a small number of persons and organizations that are the subject of U.S. sanctions or are located in countries or regions subject to U.S. sanctions. If we fail to comply with these laws and regulations, we and certain of our employees could be subject to substantial civil or criminal penalties, including: the possible loss of export privileges; fines, which may be imposed on us and responsible employees or managers; and, in extreme cases, the incarceration of responsible employees or managers. Any change in trade protection laws, policies, export, sanctions and other regulatory requirements affecting trade and investments, shift in the enforcement or scope of existing regulations, or change in the countries, governments, persons or technologies targeted by such regulations, could also result in decreased use of our products and services, or in our decreased ability to export our products or provide our services to existing or prospective customers with international operations. Any decreased use of our products and services or limitations on our ability to export our products and provide our services could adversely affect our business, results of operations and financial condition.
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
We are also subject to U.S. and foreign anti-corruption and anti-bribery laws, including the FCPA, the UK Bribery Act 2010, and other anti-corruption laws and regulations in the countries in which we conduct activities. Anti-corruption laws are interpreted broadly and generally prohibit companies, their employees, agents, representatives, business partners, and third-party intermediaries from directly or indirectly authorizing, offering, or providing, improper payments or things of value to recipients in the public or private sector, and also require that we maintain accurate books and records and adequate internal controls and compliance procedures designed to prevent violations. We sometimes leverage third parties to sell our products and conduct our business abroad. We, our employees, agents, representatives, business partners and third-party intermediaries may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities and we may be held liable for the corrupt or other illegal activities of these employees, agents, representatives, business partners or third-party intermediaries even if we do not explicitly authorize such activities. It is possible that our employees, agents, representatives, business partners or third-party intermediaries could fail to comply with our policies and applicable laws and regulations, for which we may ultimately be held responsible. Any allegations or violation of the FCPA or other applicable anti-bribery and anti-corruption laws and anti-money laundering laws could result could result in whistleblower complaints, sanctions, settlements, prosecution, enforcement actions, significant fines and penalties, damages, adverse media coverage, investigations, loss of export privileges, severe criminal or civil sanctions, or suspension or debarment from government contracts, all of which may have an adverse effect on our reputation, business, results of operations, and prospects. Responding to any investigation or action would likely result in a materially significant diversion of management’s attention and resources, significant defense costs and other professional fees.
The standards imposed by private entities and inbox service providers to regulate the use and delivery of email have in the past interfered with, and may continue to interfere with, the effectiveness of our platform and our ability to conduct business.
From time to time, private entities and inbox service providers impose requirements that impact our and our customers’ ability to use and deliver email. For example, some of our IP addresses have become, and we expect will continue to be, listed with one or more denylisting entities due to the messaging practices of our customers and other users. We may be at an increased risk of having our IP addresses denylisted due to our scale and volume of email processed, compared to our smaller competitors. There can be no guarantee that we will be able to successfully remove ourselves from those lists. Because we fulfill email delivery on behalf of our customers, denylisting of this type could undermine the effectiveness of our customers’ transactional email, email marketing programs and other email communications, all of which could have a material negative impact on our business, financial condition and results of operations. In the first quarter of 2024, Google and Yahoo began enforcing new email sender requirements aimed at sender authentication, including Domain-based Message Authentication, Reporting and Conformance (“DMARC”) record requirements. We expect that these requirements will require us to devote time and resources toward compliance efforts, and these or similar authentication requirements imposed in the future could result in reduced volumes for our email products and could adversely affect our business, financial condition and results of operations.
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
As our international operations expand, our exposure to the effects of fluctuations in currency exchange rates grows. For example, global geopolitical events, such as the war in Ukraine and conflict in the Middle East, economic events, public health epidemics and pandemics such as the COVID-19 pandemic, trade tariff developments and other events have caused global economic uncertainty and variability in foreign currency exchange rates. While we have primarily transacted with customers and business partners in U.S. dollars, we have also conducted business in currencies other than the U.S. dollar. We expect to expand the number of transactions with customers that are denominated in foreign currencies in the future as we continue to expand our business internationally. We also incur expenses for some of our network service provider costs outside of the United States in local currencies and for employee compensation and other operating expenses at our non-U.S. locations in the respective local currency. Fluctuations in the exchange rates between the U.S. dollar and other currencies could result in an increase to the U.S. dollar equivalent of such expenses.
In addition, our international subsidiaries maintain net assets that are denominated in currencies other than the functional operating currencies of these entities. As we continue to expand our international operations, we become more exposed to the effects of fluctuations in currency exchange rates. Accordingly, changes in the value of foreign currencies relative to the U.S. dollar can affect our results of operations due to transactional and translational remeasurements. As a result of such foreign currency exchange rate fluctuations, it could be more difficult to detect underlying trends in our business and results of operations. In addition, to the extent that fluctuations in currency exchange rates cause our results of operations to differ from our expectations or the expectations of our investors and securities analysts who follow our stock, the trading price of our common stock could be adversely affected.
We have implemented a program to hedge transactional exposure against the Euro, and may do so in the future with respect to other foreign currencies. We also use derivative instruments, such as foreign currency forward and option contracts, to hedge certain exposures to fluctuations in foreign currency exchange rates. The use of such hedging activities may not offset any or more than a portion of the adverse financial effects of unfavorable movements in foreign exchange rates over the limited time the hedges are in place. Moreover, the use of hedging instruments may introduce additional risks if we are unable to structure effective hedges with such instruments.
We have incurred substantial indebtedness that may decrease our business flexibility, access to capital, and/or increase our borrowing costs, and we may still incur substantially more debt, which may adversely affect our operations and financial results.
As of December 31, 2023, we had $1.0 billion of indebtedness outstanding (excluding intercompany indebtedness). Our indebtedness may:
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
We intend to continue to make investments to support our business and may require additional funds. In particular, we may seek additional funds to develop new products and enhance our platform and existing products, expand our operations, including our sales and marketing organizations and our presence outside of the United States, improve our infrastructure or acquire complementary businesses, technologies, services, products and other assets. In addition, we may use a portion of our cash to satisfy tax withholding and remittance obligations related to outstanding restricted stock units. Accordingly, we may need to engage in equity or debt financings to secure additional funds. If we raise additional funds through future issuances of equity or convertible debt securities, our stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Any debt financing that we may secure in the future could involve restrictive covenants relating to our capital raising activities, our ability to repurchase stock, and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities. We may not be able to obtain additional financing on terms favorable to us, if at all, particularly during times of market volatility and general economic instability. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth, scale our infrastructure, develop product enhancements and to respond to business challenges could be significantly impaired, and our business, results of operations and financial condition may be adversely affected.
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
The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities and equity, and the amount of revenue and expenses that are not readily apparent from other sources. Assumptions and estimates used in preparing our consolidated financial statements include those related to revenue recognition and business combinations. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of securities analysts and investors, resulting in a decline in the trading price of our common stock.
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
We review our intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. As of December 31, 2023, we carried a net $5.6 billion of goodwill and intangible assets. An adverse change in market conditions or significant changes in accounting conclusions, particularly if such changes have the effect of changing one of our critical assumptions or estimates, could result in a change to the estimation of fair value that could result in an impairment charge to our goodwill or intangible assets. For example, during the year ended December 31, 2023, we recorded an impairment of intangible assets related to Segment totaling approximately $285.7 million, as described in additional detail in Note 6 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K. Any such charges may adversely affect our results of operations.
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
Our current controls and any new controls that we develop may become inadequate because of changes in conditions in our business. Further, weaknesses in our disclosure controls and internal control over financial reporting may be discovered in the future. In addition, if we acquire additional businesses, we may not be able to successfully integrate the acquired operations and technologies and maintain internal control over financial reporting, if applicable, in accordance with the requirements of Section 404 of the Sarbanes-Oxley Act. Any failure to develop or maintain effective controls or any difficulties encountered in their implementation or improvement could harm our results of operations or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods. Any failure to implement and maintain effective internal control over financial reporting also could adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we are required to include in our periodic reports that will be filed with the SEC. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, and could have a material and adverse effect on our business, results of operations and financial condition and could cause a decline in the trading price of our common stock. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on the New York Stock Exchange.
Risks Related to Tax Matters
Our ability to use our net operating losses and certain other tax attributes to offset future taxable income and taxes may be subject to certain limitations.
As of December 31, 2023 we had U.S. federal, state and foreign net operating loss carryforwards (“NOLs”), of $3.4 billion, $2.6 billion and $1.0 billion, respectively. Utilization of these NOL carryforwards depends on our future taxable income, and there is risk that a portion of our existing NOLs could expire unused, and that even if we achieve profitability, the use of our unexpired NOLs would be subject to limitations, which could materially and adversely affect our operating results. U.S. federal NOLs generated in taxable years beginning before January 1, 2018, may be carried forward only 20 years to offset future taxable income, if any. Under current law, U.S. federal NOLs generated in taxable years beginning after December 31, 2017, can be carried forward indefinitely, but the deductibility of such U.S. federal NOLs in taxable years beginning after December 31, 2020, is limited to 80% of taxable income. It is uncertain if and to what extent various states will conform to federal law.
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
We conduct operations in many tax jurisdictions throughout the United States and internationally. In many of these jurisdictions, non-income-based taxes, such as sales, value-added tax, goods and services tax, and telecommunications taxes, are assessed on our operations or our sales to customers. We are subject to indirect taxes, and may be subject to certain other taxes, in some of these jurisdictions. We collect certain telecommunications-based taxes from our customers in certain jurisdictions, and we expect to continue expanding the number of jurisdictions in which we will collect these taxes in the future.
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
Historically, we have not billed or collected taxes in certain jurisdictions and, in accordance with GAAP, we have recorded a provision for our tax exposure in these jurisdictions when it is both probable that a liability has been incurred and the amount of the exposure can be reasonably estimated. We reserved $18.0 million and $22.2 million for domestic jurisdictions and jurisdictions outside of the United States, respectively, on our December 31, 2023 balance sheet for these tax payments. These estimates include several key assumptions, including, but not limited to, the taxability of our products, the jurisdictions in which we believe we have nexus or a permanent establishment, and the sourcing of revenues to those jurisdictions. In the event these jurisdictions challenge our assumptions and analysis, our actual exposure could differ materially from our current estimates and reserves. If the actual payments we make to any jurisdiction exceed the accrual in our balance sheet, our results of operations would be harmed. In addition, some customers may question the incremental tax charges and seek to negotiate lower pricing from us, which could adversely affect our business, results of operations and financial condition.
We are in discussions with certain jurisdictions regarding potential sales and other indirect taxes for prior periods that we may owe. If any of these jurisdictions disagree with management’s assumptions and analysis, the assessment of our tax exposure could differ materially from management’s current estimates. For example, in 2020, San Francisco City and County assessed us for $38.8 million in taxes, including interest and penalties, which exceeded the $11.5 million we had accrued for that assessment. We paid the full amount under protest and filed a lawsuit on May 27, 2021 contesting the assessment. We entered into a settlement agreement in November 2023 pursuant to which San Francisco paid us $18.0 million in settlement of our claims.
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
Changes in tax laws or tax rulings, or changes in interpretations of existing laws, could cause us to be subject to additional income-based taxes and non-income taxes (such as payroll, sales, use, value-added, digital tax, net worth, property, and goods and services taxes), which in turn could materially affect our financial position and results of operations. Additionally, new, changed, modified, or newly interpreted or applied tax laws could increase our customers’ and our compliance, operating and other costs, as well as the costs of our products. For example, on August 16, 2022, the Inflation Reduction Act of 2022 was signed into law, with tax provisions primarily focused on implementing a 15% minimum tax on global adjusted financial statement income, effective for tax years beginning after December 31, 2022, and a 1% excise tax on share repurchases occurring after December 31, 2022, which resulted in an excise tax payable calculated on our 2023 share repurchases.
As another example, beginning in 2022, the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) eliminates the option to deduct research and development expenditures currently and requires taxpayers to capitalize and amortize them over five or fifteen years pursuant to Section 174 of the Code, which impacts our effective tax rate and our cash tax liability in 2023. If the requirement to capitalize Section 174 expenditures is not modified by legislation, it will continue to impact our effective tax rate and our cash tax liability.

On October 8, 2021, the Organization for Economic Co-operation and Development (the “OECD”) announced the OECD/G20 Inclusive Framework on Base Erosion and Profit Shifting (the “Framework”) which agreed to a two-pillar solution to address tax challenges arising from digitalization of the economy. On December 20, 2021, the OECD released Pillar Two Model Rules defining the global minimum tax rules, which contemplate a minimum tax rate of 15% for large multinational companies. On December 15, 2022, the European Union (EU) Member States formally adopted the EU’s Pillar Two Directive and various countries have enacted or are in the process of enacting legislation on these rules. These changes, when enacted by various countries in which we do business, may increase our taxes in these countries. Changes to these and other areas in relation to international tax reform, including future actions taken by foreign governments in response to the Tax Act, could increase uncertainty and may adversely affect our tax rate and cash flow in future years.
Risks Related to Ownership of Our Common Stock
The trading price of our common stock has been volatile and may continue to be volatile, and you could lose all or part of your investment.
The trading price of our common stock has, and may continue to, fluctuate significantly in response to numerous factors, many of which are beyond our control and may not be related to our operating performance, including:
•price and volume fluctuations in the overall stock market from time to time;
•volatility in the trading prices and trading volumes of technology stocks;
•changes in operating performance and stock market valuations of other technology companies generally, or those in our industry in particular;
•sales of shares of our common stock by our stockholders;
•our issuance or repurchase of shares of our common stock;
•short selling of our common stock or related derivatives;
•failure of securities analysts to maintain coverage of us, changes in financial estimates or the publication of reports or statements by securities analysts or investors who follow our company, or our failure to meet these estimates or the expectations of investors;
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
•actual or anticipated changes in our results of operations or fluctuations in our results of operations or actual or anticipated changes in our strategy or the organization of our business;
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
•any significant change in our management, including changes in the pace of hiring; and
•general political, social, economic and market conditions, in both domestic and foreign markets, including the effects of the war in Ukraine and conflict in the Middle East on the global economy, changes in the labor market, supply chain disruptions, inflation, increased interest rates, instability and volatility in the banking and financial services sector, and slow or negative growth of our markets.
In addition, in the past, following periods of volatility in the overall market and the market price of a particular company’s securities, securities class action litigation has often been instituted against these companies. This litigation, if instituted against us, could result in substantial costs and a diversion of our management’s attention and resources.
Substantial future sales of shares of our common stock could cause the market price of our common stock to decline.
The market price of our common stock could decline as a result of substantial sales of our common stock, particularly sales by our directors, executive officers and significant stockholders, or the perception in the market that holders of a large number of shares intend to sell their shares. Additionally, the shares of common stock subject to outstanding options and restricted stock unit awards under our equity incentive plans and the shares reserved for future issuance under our equity incentive plans will become eligible for sale in the public market upon issuance, subject to applicable insider trading policies.
We may not realize the anticipated long-term stockholder value of our share repurchase program, and any failure to repurchase our common stock after we have announced our intention to do so may negatively impact our stock price.
In February 2023, our board of directors authorized the repurchase of up to $1.0 billion of our common stock from time to time through a share repurchase program. Under our share repurchase program, we may make repurchases of stock through a variety of methods, including open share market purchases, privately negotiated purchases, entering into one or more confirmations or other contractual arrangements with a financial institution counterparty to effectuate one or more accelerated stock repurchase contracts, forward purchase contracts or similar derivative instruments, Dutch auction tender offers, or through a combination of any of the foregoing, in accordance with applicable federal securities laws. Our share repurchase program terminates at 11:59 pm Pacific Time on December 31, 2024, does not obligate us to repurchase any specific number of shares, and may be suspended at any time at our discretion and without prior notice. The timing and amount of any repurchases, if any, will be subject to liquidity, stock price, market and economic conditions, compliance with applicable legal requirements such as Delaware surplus and solvency tests and other relevant factors. Any failure to repurchase stock after we have announced our intention to do so may negatively impact our reputation and investor confidence in us and may negatively impact our stock price.

The existence of our share repurchase program could cause our stock price to be higher than it otherwise would be and could potentially reduce the market liquidity for our stock. Although our share repurchase program is intended to enhance long-term stockholder value, there is no assurance that it will do so because the market price of our common stock may decline below the levels at which we repurchase shares, and short-term stock price fluctuations could reduce the effectiveness of the program.
Repurchasing our common stock reduces the amount of cash we have available to fund working capital, capital expenditures, strategic acquisitions or business opportunities, and other general corporate purposes, and we may fail to realize the anticipated long-term stockholder value of any share repurchase program.
If securities or industry analysts change their recommendations regarding our common stock adversely, the trading price of our common stock and trading volume could decline.
The trading market for our common stock is influenced by the research and reports that securities or industry analysts may publish about us, our business, our market or our competitors. If any of the analysts who cover us change their recommendation regarding our common stock adversely, or provide more favorable relative recommendations about our competitors, the trading price of our common stock would likely decline. If any analyst who covers us were to cease coverage of our company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause the trading price of our common stock or trading volume to decline.
Anti-takeover provisions contained in our certificate of incorporation and bylaws, as well as provisions of Delaware law, could impair a takeover attempt.
Our certificate of incorporation, bylaws and Delaware law contain provisions which could have the effect of rendering more difficult, delaying, or preventing an acquisition deemed undesirable by our board of directors. Among other things, our certificate of incorporation and bylaws include provisions:
•authorizing “blank check” preferred stock, which could be issued by our board of directors without stockholder approval and may contain voting, liquidation, dividend and other rights superior to our common stock;
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

Any provision of our certificate of incorporation, bylaws or Delaware law that has the effect of delaying, preventing or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our common stock and could also affect the price that some investors are willing to pay for our common stock.
Our bylaws provide that the Court of Chancery of the State of Delaware is the exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.
Our bylaws provide that the Court of Chancery of the State of Delaware is the exclusive forum for the following types of actions or proceedings under Delaware statutory or common law:
•any derivative action or proceeding brought on our behalf;
•any action asserting a breach of fiduciary duty owed by our directors, officers, employees or our stockholders;
•any action asserting a claim against us arising under the Delaware General Corporation Law; and
•any action asserting a claim against us that is governed by the internal-affairs doctrine (the “Delaware Forum Provision”).
The Delaware Forum Provision would not apply to suits brought to enforce a duty or liability created by the Exchange Act or any other claim under the Securities Act, for which the United States District Court for the Northern District of California has sole and exclusive jurisdiction (the “Federal Forum Provision”), as we are based in the State of California. In addition, our bylaws provide that any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock is deemed to have notice of and consented to the Delaware Forum Provision and the Federal Forum Provision; provided, however, that stockholders cannot and will not be deemed to have waived our compliance with the U.S. federal securities laws and the rules and regulations thereunder.
The Delaware Forum Provision and the Federal Forum Provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or employees, which may discourage lawsuits against us and our directors, officers and employees. If a court were to find the Delaware Forum Provision and the Federal Forum Provision in our bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving the dispute in other jurisdictions, which could seriously harm our business.
We do not expect to declare any dividends in the foreseeable future.
We have never paid dividends and we do not anticipate declaring any cash dividends to holders of our common stock in the foreseeable future. Consequently, investors may need to rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investment. Investors seeking cash dividends should not purchase our common stock.
General Risks
Our business is subject to the risks of pandemics, earthquakes, fire, floods and other natural catastrophic events, and to interruption by man-made problems such as power disruptions, computer viruses, data security breaches, terrorism or war.
Our business operations are subject to interruption by natural disasters, flooding, fire, power shortages, public health epidemics or pandemics, terrorism, political unrest, cyber-attacks, geopolitical instability, war, the effects of climate change and other events beyond our control. For example, our corporate headquarters are located in the San Francisco Bay Area, a region known for seismic activity. A significant natural disaster, such as an earthquake, fire or flood, occurring at our headquarters, at one of our other facilities or where a business partner is located could adversely affect our business, results of operations and financial condition. Further, if a natural disaster or man-made problem were to affect our service providers, this could adversely affect the ability of our customers to use our products and platform. Natural disasters, public health epidemics or pandemics, such as the COVID-19 pandemic, and geopolitical events, such as the war in Ukraine and conflict in the Middle East, could cause disruptions in our or our customers’ businesses, national economies or the world economy as a whole.
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
Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
Our board of directors recognizes the critical importance of maintaining the trust and confidence of our customers, clients, business partners and employees. Our board of directors is actively involved in oversight of our risk management program, and cybersecurity represents an important component of our overall approach to enterprise risk management (“ERM”).
Risk Management and Strategy
We have policies, standards, processes and practices for assessing, identifying, and managing material risk from cybersecurity threats that are integrated into our ERM systems and processes. Our cross-functional approach to cybersecurity risk management is focused on preserving the confidentiality, integrity, and availability of our information systems by identifying, preventing and mitigating cybersecurity threats and effectively responding to cybersecurity incidents when they occur. As part of this approach, we have implemented controls and procedures that provide for the prompt escalation of certain cybersecurity incidents to enable timely decisions by management regarding the public disclosure and reporting of such incidents.
Our cybersecurity program is focused on the following key areas:
•Governance. As discussed in more detail under the heading “Governance” below, our board of directors’ oversight of cybersecurity risk is supported by our audit committee, which regularly interacts with our ERM function, our Chief Digital Officer (“CDO”), our Chief Information Security Officer (“CISO”), other members of management, and relevant committees and working groups, including management’s Enterprise Risk Committee (“ERC”), Cyber Incident Task Force (“CITF”), and Security Incident Response Team (“SIRT”), in its oversight of cybersecurity-related risk.
•Risk Assessment. We devote significant resources and designate high-level personnel, including our ERC, which includes our Chief Legal Officer (“CLO”), our CDO, our CISO, our Vice President of Internal Audit, and our Vice President of Ethics, Compliance and Risk Management, to manage the cybersecurity risk assessment and mitigation process. We conduct security assessments both internally and with the assistance of third parties to identify cybersecurity threats periodically and to identify any potentially material changes in our business practices that may affect information systems that are vulnerable to such cybersecurity threats. These security assessments include identification of reasonably foreseeable internal and external risks, the likelihood and potential impact of such risks, and the sufficiency and effectiveness of existing policies, procedures, systems, and controls to manage such risks. Risk themes identified during our risk assessments guide annual cybersecurity planning activities and investments to improve security coverage, technology capabilities and processes.
•Technical Safeguards. We deploy, maintain, and regularly monitor the effectiveness of technical safeguards that are designed to protect our information systems from cybersecurity threats. We align our security program to recognized frameworks and industry standards. We make investments in core security capabilities, including awareness and training, identity and access, incident response, product security, cloud security, enterprise security, risk management, and supply chain risk, in order to enable us to better identify, protect, detect, respond to, and recover from evolving security threats. Our technical safeguards include firewalls, intrusion prevention and detection systems, anti-malware functionality and access controls, which are evaluated and improved through internal and external security assessments and cybersecurity threat intelligence. We regularly assess our safeguards through internal testing by our assurance teams. We also leverage external third-party testing (e.g., penetration testing, attack surface mapping, and security maturity assessments) and seek third-party certifications (e.g., SOC2, ISO, and PCI DSS). Following our risk assessments, we evaluate whether and/or how to re-design and/or enhance our safeguards to reasonably address any identified risks or gaps.
•Incident Response and Recovery Planning. We have established comprehensive incident response and recovery plans that address the full lifecycle of our response to a cybersecurity incident. These plans are periodically tested and evaluated.
•Third-Party Risk Management. We maintain a comprehensive, risk-based approach to identifying and overseeing cybersecurity risks presented by third parties, including vendors, service providers and other external users of our systems, as well as the systems of third parties that could adversely impact our business in the event of a cybersecurity incident affecting those third-party systems. We perform due diligence on vendors, service providers and other third-party users of our systems at initial onboarding and periodically thereafter. We require that third-party service providers have the ability to implement and maintain reasonable and appropriate security measures, consistent with applicable laws, in connection with their work with us, and to promptly report any actual or suspected breach of their security measures that may affect our company.
•Security Awareness and Training. Our security awareness program requires that employees and certain contractors complete comprehensive security training upon joining the company and annually thereafter. The training covers critical security topics to ensure our workforce stays informed about top-of-mind security areas, such as phishing. The training helps ensure that our personnel have the knowledge and skills required to protect our digital assets and critical data. In addition, we conduct awareness campaigns on cybersecurity threats as a means to equip our personnel with effective tools to address such threats and to communicate our evolving information security policies, standards, processes and practices.
We engage in the periodic assessment and testing of our cybersecurity policies, standards, processes and practices, including through audits, assessments, tabletop exercises, threat modeling, vulnerability testing and other exercises focused on evaluating the effectiveness of our cybersecurity measures and planning. To assist with such assessment and testing, we engage assessors, consultants, auditors, and other third parties to perform assessments on our cybersecurity measures, including for third-party testing and certifications (as described above under “Technical Safeguards”), information security maturity assessments, customer audits, and independent reviews of our information security control environment and operating effectiveness. The material results of such assessments, audits and reviews are reported to our audit committee, and we adjust our cybersecurity policies, standards, processes and practices as necessary based on the information provided.
To date, cybersecurity threats, including as a result of any previous cybersecurity incidents, have not materially affected our company, including our business strategy, results of operations, or financial condition. For additional information regarding whether any risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, are reasonably likely to materially affect our company in the future, including our business strategy, results of operations, or financial condition, see Part I, Item 1A, “Risk Factors” in this Annual Report on Form 10-K.
Governance
Our board of directors, in coordination with our audit committee, oversees our ERM process, including the management of cybersecurity risks, and is responsible for monitoring and assessing strategic risk exposure. Our management team and its committees, including our ERC, our CITF, our SIRT, and our core information security operational teams, in partnership with our engineering teams, are responsible for the day-to-day management and mitigation of the material cybersecurity risks we face.

Our board of directors administers its cybersecurity risk oversight function through our audit committee. Our audit committee receives regular presentations and reports on cybersecurity risks, which address a wide range of topics including recent developments, evolving standards, vulnerability assessments, third-party and independent reviews, the threat environment, technological trends and information security considerations arising with respect to our peers and third parties, and risks relating to cybersecurity incidents. Our board of directors receives quarterly updates from our audit committee on ERM and cybersecurity risks.
Our ERC, comprised of our CLO, our CDO, our CISO, our Vice President of Internal Audit, and our Vice President of Ethics, Compliance and Risk Management, among others, oversees our ERM activities, including cybersecurity-related risks. Our CDO and our CISO (who reports to our CDO) are primarily responsible for the assessment and management of our material risks from cybersecurity threats, working collaboratively and cross-functionally to design and implement our cybersecurity policies and processes, including those described in “Risk Management and Strategy” above, and for responding to any cybersecurity incidents. In addition, our CITF (which includes our CDO, our CISO, our CLO, and our Chief Financial Officer (“CFO”)) is primarily responsible for evaluating cybersecurity incidents, gathering and assessing facts relevant to applicable regulatory reporting and disclosure obligations, making recommendations to our Chief Executive Officer and CFO regarding such disclosure, and advising our board of directors and audit committee on the effectiveness of policies and procedures related to the disclosure of cybersecurity incidents.
To facilitate our cybersecurity risk management program, multidisciplinary teams throughout our company are deployed to address cybersecurity threats and to respond to cybersecurity incidents. Through ongoing communications with these teams, our CDO, our CISO, and the SIRT monitor the detection, mitigation and remediation of cybersecurity threats and incidents in real time, and report such threats and incidents to the CITF when appropriate.
Our CDO has over 25 years of experience at technology companies and has been in the security space for over 18 years, including serving as chief security officer at a public company and leading security engineering at another public company. Our CDO also serves on the board of directors of a publicly traded cybersecurity company. Our CDO holds an undergraduate degree in electronics engineering and a graduate degree in business administration and management. Our CISO has over 18 years of experience managing cybersecurity risks in the technology industry, including serving as the acting chief security officer at a public company and holding other senior cybersecurity leadership and operational roles at other companies. Our CISO holds an undergraduate degree in computer engineering and graduate degrees in electrical engineering and business administration. Our CFO, CLO, VP of Internal Audit, and VP of Ethics, Compliance and Risk Management each hold undergraduate and/or graduate degrees in their respective fields, and have over 10 years of experience managing risks at the Company and at similar companies, including risks arising from cybersecurity threats.
Item 2. Properties
We lease all of our facilities and do not own any real property. Our headquarters, which serves as our principal offices for our business segments, is located in San Francisco, California, where we actively occupy 83,372 square feet of office space at 101 Spear Street. In 2022, we announced our decision to become a remote-first company allowing our employees the flexibility to work remotely on a permanent basis. As a result of this decision, we permanently closed several of our offices, including a portion of our headquarters space. The financial impact on our results of operations from closing these offices is described in Note 6 and Note 10 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
We lease additional office space in various other locations in South America, Europe and Asia. This includes our international headquarters in Dublin, Ireland, and regional offices used for business operations, sales, support, and product development for our business segments. Additional information regarding our lease commitments is available in Note 10 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
We believe that our remaining facilities are adequate and suitable for our current needs and that, should it be needed, suitable additional or alternative space will be available to accommodate our operations.
Item 3. Legal Proceedings
Refer to Note 17(b) to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for a description of our current material legal proceedings.

Item 4. Mine Safety Disclosures
Not applicable.
PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information for Common Stock
Our Class A common stock (“common stock”) is traded on the New York Stock Exchange under the symbol “TWLO.” Our Class B common stock is neither listed nor traded, and no Class B common stock is currently issued or outstanding.
Holders of Record
As of January 31, 2024, we had 251 holders of record of our Class A common stock. There are no holders of record of our Class B common stock. The actual number of stockholders is greater than this number of holders of record and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.
Dividend Policy
We have never declared or paid any cash dividends on our capital stock. We intend to retain any future earnings and do not expect to pay any dividends in the foreseeable future.
Stock Performance Graph
This performance graph shall not be deemed "soliciting material" or to be "filed" with the SEC for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of Twilio Inc. under the Securities Act of 1933, as amended (the “Securities Act”), or the Exchange Act.
We have presented below the cumulative five-year total return to our stockholders in comparison to the S&P 500 Index and S&P 500 Information Technology Index. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock and in each respective index at the market closing price on the last trading day for the fiscal year ended December 31, 2018, and its relative performance is tracked through the last trading day for the fiscal year ended December 31, 2023. The comparisons are based on historical data and are not indicative of, nor intended to forecast, the future performance of our common stock.

Sales of Unregistered Securities
During the year ended December 31, 2023, we issued 88,408 shares of our unregistered common stock to an independent donor advised fund to further our Twilio.org philanthropic goals. The shares were “restricted securities” for purposes of Rule 144 under the Securities Act, and had an aggregate fair market value on the date of donation of $5.3 million. The foregoing transaction did not involve any underwriters, any underwriting discounts or commissions, or any public offering. We believe the offer, sale and issuance of the above shares were exempt from registration under the Securities Act by virtue of Section 4(a)(2) of the Securities Act because the issuance of the shares did not involve a public offering.
Issuer Purchases of Equity Securities
The following table summarizes the share repurchase activity for the three months ended December 31, 2023:

	Total Number of Shares Purchased(1)	Average Price Paid Per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
	(In thousands)		(In thousands)	(In millions)
October 1 - 31, 2023	943	$53.42	943	$399
November 1 - 30, 2023	758	$54.16	758	$358
December 1 - 31, 2023	415	$72.75	415	$328
	2,116		2,116
_____________________________
(1) In February 2023, our board of directors authorized a share repurchase program to repurchase up to $1.0 billion in aggregate value of our Class A common stock. Repurchases under the program can be made through open market transactions, privately negotiated transactions and other means in compliance with applicable federal securities laws, including through Rule 10b5-1 plans. We have discretion in determining the conditions under which shares may be repurchased from time to time. The program expires on December 31, 2024. Refer to Note 18 — Stockholders' Equity in Part II, Item 8, of this Annual Report on Form 10-K for additional information related to share repurchases.

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
Overview
We enable businesses of all sizes to revolutionize how they engage with their customers by delivering seamless, trusted and personalized customer experiences at scale. Our leading customer engagement platform comprises communications APIs that enable developers to embed numerous forms of messaging, voice, and email interactions into their customer-facing applications, as well as software products that target specific engagement needs, including our customer data platform, digital engagement centers, marketing campaigns and advanced account security solutions. This combination of flexible APIs and software solutions helps businesses of all sizes and across numerous industries to benefit from smarter and more streamlined engagement at every step of the customer journey, including reduced customer acquisition costs, lasting loyalty and increased customer value. Our platform, which combines our highly customizable communications APIs with customer data management capabilities, allows businesses to break down data silos and build a comprehensive single source for their customer data that is organized into unique profiles that are easily accessible by all their business teams. Empowered with this information and the insights it enables, businesses using our platform can provide robust, personalized and effective communications to their customers at every stage of their customer relationships. The value proposition of our offerings has become stronger and our products have become more strategic to our customers as more and more businesses have prioritized building more personalized and more differentiated customer engagement experiences through digital channels.
In February 2023, we began operating our business in two business units: Communications and Data & Applications, which has since been renamed Segment. Our Communications business consists of a variety of APIs and software solutions to optimize communications between our customers and their end users. Our key Communications offerings include Messaging, Voice, Email, Flex, Marketing Campaigns, and User Identity and Authentication. Our Segment business consists of software products that enable businesses to leverage their first-party data to create unique customer profiles and achieve more effective customer engagement. Our key Segment offerings are Segment and Engage. Together, our Communications and Segment products power our customer engagement platform. We believe that our two business units are complementary and address adjacent needs and related problems for our customers. Our goal is to create a flywheel for effective customer engagement by combining Segment’s user profiles with our rich Communications data to drive more personalized and intelligent customer interactions. We believe that our business unit structure enables each business unit to execute toward its respective goals with appropriate focus and independence, best positioning us to achieve our long-term plan of creating the leading customer engagement platform.

For a comprehensive overview of our business, our platform and our products refer to Part I, Item 1, “Business,” included elsewhere in this Annual Report on Form 10-K.

In the years ended December 31, 2023, 2022, and 2021, our revenue was $4.2 billion, $3.8 billion and $2.8 billion, respectively, and our net loss was $1.0 billion, $1.3 billion and $949.9 million, respectively. In the years ended December 31, 2023, 2022, and 2021, our 10 largest Active Customer Accounts generated an aggregate of 10%, 12% and 11% of our total revenue, respectively.
Recent Developments
Business Unit Reorganization. In February 2023, we began operating our business in two business units: Twilio Communications (“Communications”) and Twilio Data & Applications (“Data & Applications”). We determined that as of the end of the second quarter of 2023 we had two operating and reportable segments, Communications and Data & Applications, and that our segment measure of profitability was non-GAAP gross profit.
In the fourth quarter of 2023, we further modified the organization of our business units by moving our Flex and Marketing Campaigns products from the Data & Applications reportable segment into the Communications reportable segment. We also renamed our Data & Applications segment to Segment. The fourth quarter reorganization did not change our reportable segment structure; however, it changed the reporting unit structure within our operating segments. Reporting units are the level below the operating segment level at which we allocate and test goodwill. As a result of these changes, we reallocated goodwill to the newly formed reporting units after each reorganization. We were required to test goodwill for impairment immediately before and immediately after each time our reporting unit structure changed. In the second quarter of 2023, we performed a goodwill impairment assessment immediately before and immediately after the reorganization and the change in the reporting unit structure and concluded that goodwill was not impaired.
Prior to testing goodwill in the fourth quarter of 2023, we identified a change in Segment’s performance, which indicated that certain intangible assets in our Segment reportable segment may not be recoverable. We performed an impairment assessment, as required by the accounting guidance, and recorded a $285.7 million aggregate impairment loss related to Segment’s developed technology and customer relationship intangible assets. We engaged an external expert to assist us with the valuation analysis. The loss is recorded in the impairment of long-lived assets line item of our consolidated financial statements for the year ended December 31, 2023, included elsewhere in this Annual Report on Form 10-K.
After the impairment loss was recorded in the fourth quarter of 2023, we performed a goodwill impairment assessment and concluded that goodwill was not impaired immediately before and immediately after the reorganization and the change in the reporting unit structure.
Further, in January 2024, our newly appointed Chief Executive Officer (“CEO”), who is also our Chief Operating Decision Maker (“CODM”), began reviewing segment operating results using non-GAAP income from operations as the segment measure of profitability. As such, we have disclosed our segment related information to reflect management’s current view of the business.

Refer to Note 6, Note 8 and Note 12 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information on the restructuring, impairment and segment reporting.

Share Repurchase Program. In February 2023, our board of directors authorized a share repurchase program pursuant to which we may repurchase up to $1.0 billion in aggregate value of our common stock until the program expires on December 31, 2024. Repurchases under this program can be made through open market, private transactions or other means in compliance with applicable federal securities laws and could include repurchases pursuant to Rule 10b5-1 trading plans. We have discretion in determining the conditions under which shares may be repurchased from time to time.
In the year ended December 31, 2023, we repurchased $672.1 million in aggregate value, or 11.3 million shares, of our common stock under this program. As of December 31, 2023, approximately $327.9 million of the originally authorized amount remained available for future repurchases.
Workforce Reduction Plans. In February 2023, we announced a workforce restructuring plan (the “February 2023 Plan”) to eliminate approximately 17% of our workforce. The execution of the February 2023 Plan was substantially completed in the first quarter of 2023. In December 2023, we announced another restructuring plan (the “December 2023 Plan”) to further eliminate approximately 5% of our workforce. In the year ended December 31, 2023, the cumulative restructuring expenses incurred under the February 2023 Plan and December 2023 Plan were $165.7 million and were related to employee severance, benefits, vesting of equity awards and facilitation costs. The estimated remaining expenses related to both plans are not expected to be significant. For additional details refer to Note 7 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
Sabbatical Program. In February 2023, we announced that we will be sunsetting our employee sabbatical program that we introduced effective July 1, 2022. The sabbatical program was intended to provide our tenured employees with a paid leave of four consecutive weeks after every three years of service. Employees who had accumulated more than three years of service as of the program’s effective date became eligible for their benefit immediately. As of December 31, 2023, the remaining liability of $5.5 million related to the accumulated benefits for employees who remain eligible under this program until its expiration. As of December 31, 2022, the accrued sabbatical liability was $30.7 million.
Remote-First Company. In 2022, we announced our decision to become a remote-first company, allowing our employees the flexibility to work remotely on a permanent basis. As part of our new operating strategy, we permanently closed several of our offices in 2022 and 2023. These office closures resulted in an impairment of several long-lived assets, including our operating lease assets, leasehold improvements and property and equipment. In the year ended December 31, 2023, we recorded a total impairment loss of $34.8 million related to our permanent office closures.
Impairment of Strategic Investment. In the first quarter of 2023, we recorded a $46.2 million impairment loss associated with one of our investments from 2021 to reduce its carrying amount to fair value.
Divestiture of IoT Assets. In the second quarter of 2023, we completed the sale of our IoT asset group for a stock consideration of $15.8 million. The loss on divestiture and related expenses recorded in the year ended December 31, 2023 were not significant.
Divestiture of ValueFirst Business. In the third quarter of 2023, we completed the sale of our ValueFirst business for a total cash sales price of $45.5 million, or $38.2 million in proceeds, net of cash divested. In the year ended December 31, 2023, we recorded a $28.8 million loss on divestiture and an additional $3.3 million in related expenses. For additional details refer to Note 5 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
Factors Affecting Our Results of Operations
We are focused on profitable growth. To increase revenue and grow market share, we intend to further enhance our ISV relationships, improve our self-service capabilities, cross-sell our products, drive product innovation, expand internationally, and enhance Segment interoperability. We also intend to optimize our business and take measures to reduce costs, including simplifying our business processes, modernizing our infrastructure, focusing on self-service, leveraging AI, and implementing other initiatives targeted at improving efficiencies in our business. We are also conducting an operational review of our Segment business, which we expect to complete in March 2024.
Our revenue is primarily derived from usage-based fees, which can lead to variability in our results of operations and at times create differences between our forecasts and actual results. Our usage-based revenue is also more immediately impacted by changes in consumer spending and macroeconomic conditions than our subscription-based revenue.
Our gross margin is impacted by a number of factors, including the timing and extent of our investments in our operations; our product mix; our ability to manage our cloud infrastructure‑related and network service provider fees, including

A2P SMS fees; the mix of U.S. revenue compared to international revenue; changes in foreign exchange rates; the timing of amortization of capitalized software development costs and acquired intangibles; and the extent to which we periodically choose to adjust prices of our products.
Our gross profit is impacted by our product mix. Our cost of revenue and gross profit are also impacted by changes in hosting fees and network service providers’ fees and our ability to pass these costs through to our customers. We also experience seasonal trends due to increased consumer activity in the fourth quarter, which may result in lower sequential revenue in the first quarter.
We are winding down our video product and the software component of our Zipwhip business in 2024, which we expect will negatively impact revenue growth rates in 2024.
We are also migrating part of Segment’s architecture to a new infrastructure provider in 2024, which we expect to allow us to recognize greater operational efficiency and scale up new AI-driven products and features. We expect this migration will take several quarters and result in overlapping expenses with our original and new vendors for much of 2024, which we expect to negatively impact Segment gross margins until we complete the migration.
We expect our recent workforce restructurings and recent office closures will reduce our operating expenses. We are also modifying our employee compensation program by introducing a new cash bonus program and reducing or eliminating our use of equity compensation for certain employees, which will primarily impact our expenses commencing in the first quarter of 2024.
Key Business Metrics
We review a number of operational and financial metrics, including Active Customer Accounts and Dollar-Based Net Expansion Rate, to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans and make strategic decisions.
The following table summarizes our year-over-year revenue growth and Dollar-Based Net Expansion Rate for the years ended December 31, 2023, 2022 and 2021, and the number of Active Customer Accounts as of December 31, 2023, 2022 and 2021.

	Year Ended
	December 31,
	2023	2022	2021
Active Customer Accounts	305,000	290,000	256,000
Total Revenue (in thousands)	$4,153,945	$3,826,321	$2,841,839
Total Revenue Growth Rate	9%	35%	61%
Dollar-Based Net Expansion Rate	103%	121%	131%
Active Customer Accounts
We define an Active Customer Account at the end of any period as an individual account, as identified by a unique account identifier, for which we have recognized at least $5 of revenue in the last month of the period. A single organization may constitute multiple unique Active Customer Accounts if it has multiple account identifiers, each of which is treated as a separate Active Customer Account. Active Customer Accounts excludes customer accounts from Zipwhip, Inc. (“Zipwhip”). Communications Active Customer Accounts and Segment Active Customer Accounts are calculated using the same methodology, but using only revenue recognized from accounts in the respective segment. When presented in this Annual Report on Form 10-K, (i) the number of Active Customer Accounts is rounded down to the nearest thousand, (ii) the number of Communications Active Customer Accounts is rounded down to the nearest thousand, and (iii) the number of Segment Active Customer Accounts is rounded down to the nearest hundred.
We believe that the number of Active Customer Accounts, on an aggregate basis and at the segment level, is an important indicator of the growth of our business, the market acceptance of our platform and future revenue trends. We believe that use of our platform by customers at or above the $5 per month threshold is a stronger indicator of potential future engagement than trial usage of our platform or usage at levels below $5 per month. In the three years ended December 31, 2023, 2022 and 2021, revenue from Active Customer Accounts represented over 99% of total revenue in each period.

Dollar‑Based Net Expansion Rate
Our Dollar-Based Net Expansion Rate compares the total revenue from all Active Customer Accounts and customer accounts from Zipwhip in a quarter to the same quarter in the prior year. To calculate the Dollar-Based Net Expansion Rate, we first identify the cohort of Active Customer Accounts and customer accounts from Zipwhip that were Active Customer Accounts or customer accounts from Zipwhip in the same quarter of the prior year. The Dollar-Based Net Expansion Rate is the quotient obtained by dividing the revenue generated from that cohort in a quarter, by the revenue generated from that same cohort in the corresponding quarter in the prior year. When we calculate Dollar-Based Net Expansion Rate for periods longer than one quarter, we use the average of the applicable quarterly Dollar-Based Net Expansion Rates for each of the quarters in such period. Revenue from acquisitions does not impact the Dollar-Based Net Expansion Rate calculation until the quarter following the one-year anniversary of the applicable acquisition, unless the acquisition closing date is the first day of a quarter. As a result, for the year ended December 31, 2023, our Dollar-Based Net Expansion Rate excludes the contributions from acquisitions made after October 1, 2022. Revenue from divestitures does not impact the Dollar-Based Net Expansion Rate calculation beginning in the quarter the divestiture closed, unless the divestiture closing date is the last day of a quarter. As a result, for the year ended December 31, 2023, our Dollar-Based Net Expansion Rate excludes the contributions from divestitures made after December 31, 2022. Communications Dollar-Based Net Expansion Rate and Segment Dollar-Based Net Expansion Rate are calculated using the same methodology, but using only revenue attributable to the respective segment and Active Customer Accounts and customer accounts from Zipwhip for that respective segment.
We believe that measuring Dollar-Based Net Expansion Rate, on an aggregate basis and at the segment level, provides an important indication of the performance of our efforts to increase revenue from existing customers. Our ability to drive growth and generate incremental revenue depends, in part, on our ability to maintain and grow our relationships with existing Active Customer Accounts and to increase their use of the platform. An important way in which we have historically tracked performance in this area is by measuring the Dollar-Based Net Expansion Rate for Active Customer Accounts. Our Dollar-Based Net Expansion Rate increases when such Active Customer Accounts increase their usage of a product, extend their usage of a product to new applications or adopt a new product. Our Dollar-Based Net Expansion Rate decreases when such Active Customer Accounts cease or reduce their usage of a product or when we lower usage prices on a product. As our customers grow their businesses and extend the use of our platform, they sometimes create multiple customer accounts with us for operational or other reasons. As such, when we identify a significant customer organization (defined as a single customer organization generating more than 1% of revenue in a quarterly reporting period) that has created a new Active Customer Account, this new Active Customer Account is tied to, and revenue from this new Active Customer Account is included with, the original Active Customer Account for the purposes of calculating this metric.
Key Components of Statements of Operations
Revenue
Revenue. We recognize revenue from our products on either a usage basis or a subscription basis, depending on the nature of the product and the type of customer contract. Our reportable segments contain products that may follow either revenue recognition model.
The majority of our Communications segment revenue is derived from usage-based fees. The usage-based fees are earned when customers access our cloud-based platform and start using the products. Some examples of our usage-based products are Messaging and Voice. For Messaging products, we primarily charge fees related to the number of text messages sent or received. For Voice products, we primarily charge fees for minutes of call duration. Some examples of the subscription-based Communications products are Email, Marketing Campaigns and Flex. For these products we recognize revenue evenly over the contract term.
Our Segment segment revenue is derived from Segment and Engage products that are subscription-based. For these products we recognize revenue evenly over the contract term. When our usage-based products are embedded into our subscription-based products, we charge for each product separately on a usage or subscription basis, respectively, and record the revenue in the reportable segment in which each product resides.

Most of our usage-based customers gain access to our products and solutions through our e-commerce self-service sign-up format, which requires an upfront prepayment via credit card that is drawn down as they use our products. Pricing is generally based on a publicly available, self-serve pricing matrix that generally allows customers to receive tiered discounts as their usage of our products increases. Many of our larger usage-based customers enter into contractual arrangements with us for a period of at least 12 months. These contracts may include negotiated terms and typically include minimum revenue commitments of varying durations. Usage-based customers subject to such contracts are typically invoiced monthly in arrears for products used. In the years ended December 31, 2023, 2022 and 2021, we generated 71%, 73% and 72% of our revenue, respectively, from usage-based fees.
Subscription-based fees are earned in accordance with subscription pricing terms. For our subscription-based products, customers generally enter into negotiated contracts, which are typically one to three years in duration. Subscription customers are generally invoiced in advance at the start of the contract term. In the years ended December 31, 2023, 2022 and 2021, we generated 29%, 27% and 28% of our revenue, respectively, from non-usage‑based fees.
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
Cost of Revenue and Gross Profit
Cost of Revenue. Cost of revenue consists primarily of fees paid to network service providers. Cost of revenue also includes cloud infrastructure fees, direct costs of personnel, such as salaries and stock‑based compensation for our customer support employees, and other non‑personnel costs, such as depreciation and amortization expense related to data centers and hosting equipment, and amortization of capitalized internal-use software development costs and acquired intangible assets. Costs of revenue are generally directly attributable to each segment. Certain costs of revenue are allocated to segments based on methodologies that best reflect the patterns of consumptions of these costs.
Our arrangements with network service providers require us to pay fees based on the volume of phone calls initiated or text messages sent, as well as the number of telephone numbers acquired by us to service our customers. Our arrangements with our cloud infrastructure providers require us to pay fees based on our server capacity consumption.
Gross Profit. Gross profit represents revenue less cost of revenue.
Operating Expenses
The most significant components of operating expenses are personnel costs, which consist of salaries, benefits, sales commissions and bonuses and stock‑based compensation. We also incur other non‑personnel costs related to our general overhead expenses.
Research and Development. Research and development expenses consist primarily of personnel costs, outsourced engineering services, cloud infrastructure fees for staging and development of our products, depreciation, amortization of capitalized internal-use software development costs and an allocation of our general overhead expenses. We capitalize the portion of our software development costs that meets the criteria for capitalization. Research and development expenses are generally directly attributable to each segment. Certain research and development expenses are allocated to segments based on methodologies that best reflect the patterns of consumptions of these costs. A small percentage of research and development costs, such as costs related to digital architecture and information security, are not allocated to segments because they support company-wide processes and are managed on a company-wide level.
We are focusing our research and development investment in the highest impact product areas for our future. We are investing strategically in alignment with our focus on building a trusted, leading customer engagement platform.

Sales and Marketing. Sales and marketing expenses consist primarily of personnel costs, including commissions and bonuses to our sales employees. Sales and marketing expenses also include expenditures related to advertising, marketing, brand awareness activities, costs related to our SIGNAL customer and developer conferences, credit card processing fees, professional services fees, depreciation, amortization of acquired intangible assets and an allocation of our general overhead expenses. Sales and marketing expenses are generally directly attributable to each segment. Certain sales and marketing expenses are allocated to segments based on methodologies that best reflect the patterns of consumptions of these costs. A small percentage of sales and marketing costs, such as costs related to corporate communications and global brand awareness, are not allocated to segments because they support company-wide processes and are managed on a company-wide level.
We focus our sales and marketing efforts on generating awareness of our company, platform and products, creating sales leads and establishing and promoting our brand, both domestically and internationally.
General and Administrative. General and administrative expenses consist primarily of personnel costs for our accounting, finance, legal, human resources and administrative support personnel. General and administrative expenses also include costs related to business acquisitions and dispositions, legal and other professional services fees, certain taxes, depreciation and amortization, charitable contributions and an allocation of our general overhead expenses. General and administrative expenses are allocated to each segment when they are directly attributable to each segment or are allocated to segments based on methodologies that best reflect the patterns of consumptions of these costs. A significant portion of general and administrative costs, such as costs related to corporate governance, legal and certain finance and accounting functions, support company-wide processes and are managed on a company-wide level and, therefore, are considered corporate costs and are not allocated to segments.
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
Impairment of Long-Lived Assets. Impairment of long-lived assets consists of impairment of intangible assets and certain operating right-of-use assets and the associated leasehold improvements and property and equipment when the carrying amounts exceed their respective fair values.
Other Expenses, Net
Our other expenses, net consist primarily of our share of losses from our equity method investment; impairment charges and gains and losses related to our strategic investments and marketable securities, including interest income; and debt-related costs, including interest expense.
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
Non‑GAAP Gross Profit and Non‑GAAP Gross Margin
For the periods presented, we define non‑GAAP gross profit and non‑GAAP gross margin as GAAP gross profit and GAAP gross margin, respectively, adjusted to exclude, as applicable, certain expenses as presented in the table below:

	Year Ended December 31,
	2023	2022	2021
Reconciliation:	(In thousands)
GAAP gross profit	$2,043,930	$1,813,577	$1,390,713
GAAP gross margin	49%	47%	49%
Non-GAAP adjustments:
Stock-based compensation	26,343	21,136	14,074
Amortization of acquired intangibles	113,266	122,653	114,896
Payroll taxes related to stock-based compensation	699	539	—
Non-GAAP gross profit	$2,184,238	$1,957,905	$1,519,683
Non-GAAP gross margin	53%	51%	53%
Non‑GAAP Operating Expenses
For the periods presented, we define non‑GAAP operating expenses (including categories of operating expenses) as GAAP operating expenses (and categories of operating expenses) adjusted to exclude, as applicable, certain expenses as presented in the table below:

	Year Ended December 31,
	2023	2022	2021
Reconciliation:	(In thousands)
GAAP operating expenses	$2,920,471	$3,018,885	$2,306,297
Non-GAAP adjustments:
Stock-based compensation	(636,499)	(763,149)	(618,211)
Amortization of acquired intangibles	(79,041)	(83,528)	(83,888)
Acquisition and divestiture related expenses	(5,555)	(2,621)	(7,449)
Loss on net assets divested	(32,277)	—	—
Payroll taxes related to stock-based compensation	(12,286)	(23,293)	(48,417)
Charitable contributions	(17,346)	(9,541)	(31,169)
Restructuring costs	(165,733)	(76,636)	—
Impairment of long-lived assets	(320,504)	(97,722)	—
Non-GAAP operating expenses	$1,651,230	$1,962,395	$1,517,163

Non‑GAAP Income (Loss) from Operations and Non‑GAAP Operating Margin
For the periods presented, we define non‑GAAP income (loss) from operations and non‑GAAP operating margin as GAAP income (loss) from operations and GAAP operating margin, respectively, adjusted to exclude, as applicable, certain expenses as presented in the table below:

	Year Ended December 31,
	2023	2022	2021
Reconciliation:	(In thousands)
GAAP loss from operations	$(876,541)	$(1,205,308)	$(915,584)
GAAP operating margin	(21)%	(32)%	(32)%
Non-GAAP adjustments:
Stock-based compensation	662,842	784,285	632,285
Amortization of acquired intangibles	192,307	206,181	198,784
Acquisition and divestiture related expenses	5,555	2,621	7,449
Loss on net assets divested	32,277	—	—
Payroll taxes related to stock-based compensation	12,985	23,832	48,417
Charitable contributions	17,346	9,541	31,169
Restructuring costs	165,733	76,636	—
Impairment of long-lived assets	320,504	97,722	—
Non-GAAP income (loss) from operations	$533,008	$(4,490)	$2,520
Non-GAAP operating margin	13%	—%	—%

Results of Operations
The following table sets forth our results of operations for the periods presented. The period-to-period comparison of our historical results are not indicative of the results that may be expected in the future.

	Year Ended December 31,
	2023	2022	2021
Consolidated Statements of Operations Data:	(In thousands, except share and per share amounts)
Revenue	$4,153,945	$3,826,321	$2,841,839
Cost of revenue (1) (2)	2,110,015	2,012,744	1,451,126
Gross profit	2,043,930	1,813,577	1,390,713
Operating expenses:
Research and development (1) (2)	942,790	1,079,081	789,219
Sales and marketing (1) (2)	1,022,985	1,248,032	1,044,618
General and administrative (1) (2)	468,459	517,414	472,460
Restructuring costs (1)	165,733	76,636	—
Impairment of long-lived assets	320,504	97,722	—
Total operating expenses	2,920,471	3,018,885	2,306,297
Loss from operations	(876,541)	(1,205,308)	(915,584)
Other expenses, net:
Share of losses from equity method investment	(121,897)	(35,315)	—
Impairment of strategic investments	(46,154)	—	—
Other income (expenses), net	47,863	(3,009)	(45,345)
Total other expenses, net	(120,188)	(38,324)	(45,345)
Loss before (provision for) benefit from income taxes	(996,729)	(1,243,632)	(960,929)
(Provision for) benefit from income taxes	(18,712)	(12,513)	11,029
Net loss attributable to common stockholders	$(1,015,441)	$(1,256,145)	$(949,900)
Net loss per share attributable to common stockholders, basic and diluted	$(5.54)	$(6.86)	$(5.45)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	183,327,844	182,994,038	174,180,465

__________________________________
(1) Includes stock-based compensation expense as follows:

	Year Ended December 31,
	2023	2022	2021
	(In thousands)
Cost of revenue	$26,343	$21,136	$14,074
Research and development	331,526	374,846	258,672
Sales and marketing	183,389	240,109	213,351
General and administrative	121,584	148,194	146,188
Restructuring costs	13,015	14,275	—
Total	$675,857	$798,560	$632,285
____________________________________
(2) Includes amortization of acquired intangibles as follows:

	Year Ended December 31,
	2023	2022	2021
	(In thousands)
Cost of revenue	$113,266	$122,653	$114,896
Research and development	1,913	1,680	1,260
Sales and marketing	77,128	81,841	82,493
General and administrative	—	7	135
Total	$192,307	$206,181	$198,784

The following table sets forth our results of operations for each of the periods presented as a percentage of our total revenue:

	Year Ended December 31,
	2023	2022	2021
Consolidated Statements of Operations, as a percentage of revenue: **
Revenue	100%	100%	100%
Cost of revenue	51	53	51
Gross profit	49	47	49
Operating expenses:
Research and development	23	28	28
Sales and marketing	25	33	37
General and administrative	11	14	17
Restructuring costs	4	2	—
Impairment of long-lived assets	8	3	—
Total operating expenses	70	79	81
Loss from operations	(21)	(32)	(32)
Other expenses, net
Share of losses from equity method investment	(3)	(1)	—
Impairment of strategic investments	(1)	—	—
Other income (expenses), net	1	*	(2)
Total other expenses, net	(3)	(1)	(2)
Loss before (provision for) benefit from income taxes	(24)	(33)	(34)
(Provision for) benefit from income taxes	*	*	*
Net loss attributable to common stockholders	(24%)	(33%)	(33%)

____________________________________
* Less than 0.5% of revenue.
** Columns may not add up to 100% due to rounding.

Comparison of Fiscal Years Ended December 31, 2023, 2022 and 2021
Revenue

	Year Ended December 31,
	2023	2022	2021	2022 to 2023 Change		2021 to 2022 Change
	(Dollars in thousands)
Twilio Communications	$3,858,693	$3,550,087	$2,640,874	$308,606	9%	$909,213	34%
Twilio Segment	295,252	276,234	200,965	19,018	7%	75,269	37%
Consolidated total revenue	$4,153,945	$3,826,321	$2,841,839	$327,624	9%	$984,482	35%
2023 compared to 2022
In 2023, Communications revenue increased by $308.6 million, or 9%, compared to the same period last year. This increase was primarily attributable to a 5% increase in the number of Communications Active Customer Accounts from over 282,000 as of December 31, 2022, to over 297,000 as of December 31, 2023, as well as the increased usage of our products by our existing customers, as reflected in our Communications Dollar‑Based Net Expansion Rate of 103%. These increases were offset by a decrease of $59.8 million related to revenue from our ValueFirst and IoT businesses, which were divested during 2023.
In 2023, Segment revenue increased by $19.0 million, or 7%, compared to the same period last year. This increase was primarily attributable to a 4% increase in the number of Segment Active Customer Accounts from over 7,700 as of December 31, 2022 to over 8,000 as of December 31, 2023. Our Segment Dollar‑Based Net Expansion Rate was 97% for the year ended December 31, 2023, due to higher contraction and customer churn compared to the same period last year.
In 2023, consolidated total revenue increased by $327.6 million, or 9%, compared to the same period last year. This increase was primarily attributable to a 5% increase in the number of Active Customer Accounts, from over 290,000 as of December 31, 2022 to over 305,000 as of December 31, 2023, as well as the increased usage of our products by our existing customers, as reflected in our Dollar-Based Net Expansion Rate of 103%.
In 2023, U.S. revenue and international revenue represented $2.8 billion, or 66%, and $1.4 billion, or 34%, of total revenue, respectively. In 2022, U.S. revenue and international revenue represented $2.5 billion, or 66%, and $1.3 billion, or 34%, of total revenue, respectively.
2022 compared to 2021
In 2022, Communications revenue increased by $909.2 million, or 34%, compared to the same period in the prior year. This increase was primarily attributable to a 13% increase in the number of Communications Active Customer Accounts from over 249,000 as of December 31, 2021, to over 282,000 as of December 31, 2022, as well as the increased usage of our products by our existing customers, as reflected in our Communications Dollar‑Based Net Expansion Rate of 121%.
In 2022, Segment revenue increased by $75.3 million, or 37%, compared to the same period in the prior year. This increase was primarily attributable to a 4% increase in the number of Segment Active Customer Accounts from over 7,400 as of December 31, 2021 to over 7,700 as of December 31, 2022. Our Segment Dollar‑Based Net Expansion Rate was 116% for the year ended December 31, 2022.
In 2022, consolidated total revenue increased by $984.5 million, or 35%, compared to the same period in the prior year. This increase was primarily attributable to a 13% increase in the number of Active Customer Accounts, from over 256,000 as of December 31, 2021, to over 290,000 as of December 31, 2022, as well as an increase in the usage of our products by our existing customers, as reflected in our Dollar-Based Net Expansion Rate of 121%.
In 2022, U.S. revenue and international revenue represented $2.5 billion, or 66%, and $1.3 billion, or 34%, of total revenue, respectively. In 2021, U.S. revenue and international revenue represented $1.9 billion, or 68%, and $914.5 million, or 32%, of total revenue, respectively.

Cost of Revenue and Gross Profit

	Year Ended December 31,
	2023	2022	2021	2022 to 2023 Change		2021 to 2022 Change
	(Dollars in thousands)
Cost of revenue	$2,110,015	$2,012,744	$1,451,126	$97,271	5%	$561,618	39%
Gross profit	$2,043,930	$1,813,577	$1,390,713	$230,353	13%	$422,864	30%
2023 compared to 2022
In 2023, cost of revenue increased by $97.3 million, or 5%, compared to the same period last year. This increase was primarily attributable to a $51.4 million increase in network service providers’ costs, net of the impact of the hedging instruments, and a $28.7 million increase in hosting fees, which support the growth in usage of our products by our new and existing customers. The increase was also attributable to a $20.3 million increase in amortization of capitalized internal-use software development costs due to additional internal-use software projects placed in service in the current year.
In 2023, gross profit increased by $230.4 million, or 13%, compared to the same period last year. This increase was attributable to the factors impacting our revenue and cost of revenue, as described above.
2022 compared to 2021
In 2022, cost of revenue increased by $561.6 million, or 39%, compared to the same period in the prior year. The increase was primarily attributable to a $477.0 million increase in network service providers’ costs, net of the impact of hedging instruments, and a $40.8 million increase in hosting fees, which supported the growth in usage of our products by our new and existing customers.
In 2022, gross profit increased $422.9 million, or 30%, compared to the same period last year. This increase was attributable to the factors impacting our revenue and cost of revenue, as described above.
Operating Expenses

	Year Ended December 31,
	2023	2022	2021	2022 to 2023 Change		2021 to 2022 Change
	(Dollars in thousands)
Research and development	$942,790	$1,079,081	$789,219	$(136,291)	(13)%	$289,862	37%
Sales and marketing	1,022,985	1,248,032	1,044,618	(225,047)	(18)%	203,414	19%
General and administrative	468,459	517,414	472,460	(48,955)	(9)%	44,954	10%
Restructuring costs	165,733	76,636	—	89,097	116%	76,636	100%
Impairment of long-lived assets	320,504	97,722	—	222,782	228%	97,722	100%
Total operating expenses	$2,920,471	$3,018,885	$2,306,297	$(98,414)	(3)%	$712,588	31%
2023 compared to 2022
In 2023, research and development expenses decreased by $136.3 million, or 13%, compared to the same period last year. The decrease was primarily attributable to a $140.7 million decrease in total personnel costs, which was mostly driven by the restructuring of our workforce in September 2022, February 2023 and December 2023, that contributed to an 8% decrease in average research and development headcount in 2023. For further detail on the restructuring plans refer to Note 7 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
In 2023, sales and marketing expenses decreased by $225.0 million, or 18%, compared to the same period last year. The decrease was primarily attributable to a $183.2 million decrease in total personnel costs, which was mostly driven by the restructuring of our workforce in September 2022, February 2023 and December 2023, that contributed to a 14% decrease in average sales and marketing headcount in 2023. Sales and marketing expenses also decreased due to a $21.5 million decrease in advertising expenses. For further detail on the restructuring plans refer to Note 7 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

In 2023, general and administrative expenses decreased by $49.0 million, or 9%, compared to the same period last year. The decrease was primarily attributable to a $78.1 million decrease in total personnel costs, which was mostly driven by the restructuring of our workforce in September 2022, February 2023 and December 2023, that contributed to a 21% decrease in average general and administrative headcount in 2023. These decreases were partially offset by a $32.3 million loss on divestiture related to the sale of our ValueFirst business and our IoT asset group. For further detail on the restructuring plans and divestitures, refer to Note 7 and Note 5, respectively, to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
In 2023, restructuring costs increased by $89.1 million, or 116%, compared to the same period last year. The increase was primarily attributable to our restructuring activities under the February 2023 Plan and December 2023 Plan, which collectively had a more substantial financial impact than our restructuring activities undertaken in September 2022. For further detail refer to Note 7 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
In 2023, impairment of long-lived assets increased by $222.8 million, or 228%, compared to the same period last year. The increase was primarily attributable to the impairment of Segment intangible assets of $285.7 million in 2023, as a result of the performance of our Segment segment described in detail in Note 6 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K. This increase was partially offset by a $62.9 million decrease in impairments of operating right-of-use assets and property and equipment due to fewer office closures in 2023 compared to 2022.
2022 compared to 2021
In 2022, research and development expenses increased by $289.9 million, or 37%, compared to the same period in the prior year. The increase was primarily attributable to a $264.4 million increase in personnel costs, net of capitalized costs, largely as a result of a 33% increase in average research and development headcount as we continued to focus on enhancing our Segment and Flex products and strengthening our platform infrastructure.
In 2022, sales and marketing expenses increased by $203.4 million, or 19%, compared to the same period in the prior year. The increase was primarily attributable to a $175.5 million increase in personnel costs, largely as a result of a 26% increase in average sales and marketing headcount as we continued to expand our sales efforts globally. The increase was also due to a $13.4 million increase in advertising expenses.
In 2022, general and administrative expenses increased by $45.0 million, or 10%, compared to the same period in the prior year. The increase was primarily attributable to a $32.0 million increase in personnel costs, comprised of a $29.9 million, or 20%, increase in personnel costs before stock-based compensation, and a $2.0 million increase in stock-based compensation. The increase in personnel costs were largely a result of a 21% increase in average general and administrative headcount to support the growth of our business globally. The increase was also attributable to a $28.3 million increase in our bad debt expense. These increases were partially offset by a $21.6 million decrease in charitable contribution expense that we made through Twilio.org.
In 2022, we incurred $76.6 million in restructuring costs as a result of restructuring activities undertaken in September 2022, as described in Note 7 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
In 2022, we incurred $97.7 million in impairment charges related to our operating lease assets and other long-lived assets. The impairment charges were triggered by office closures in 2022 as described in Note 6 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Other Expenses, net

	Year Ended December 31,
	2023	2022	2021	2022 to 2023 Change		2021 to 2022 Change
	(Dollars in thousands)
Share of losses from equity method investment	$121,897	$35,315	$—	$86,582	245%	$35,315	100%
Impairment of strategic investments	46,154	—	—	46,154	100%	—	—%
Other (income) expenses, net	(47,863)	3,009	45,345	(50,872)	(1,691)%	(42,336)	(93)%
Total other expenses, net	$120,188	$38,324	$45,345	$81,864	214%	$(7,021)	(15)%
2023 compared to 2022
In 2023, other expenses, net, increased by $81.9 million, or 214%, compared to the same period last year. The increase was primarily attributable to a $86.6 million increase in our share of losses from our equity method investment and a $46.2 million increase related to an impairment of a strategic investment, partially offset by a $53.8 million increase in income related to our investments. For further detail refer to Notes 3 and 11 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
2022 compared to 2021
In 2022, other expenses, net, decreased by $7.0 million, or 15%, compared to the same period in the prior year. The decrease was attributable to the $29.0 million loss from debt extinguishment in 2021 that did not recur in 2022, and a $13.3 million increase in interest income related to our investments, which was partially offset by a $35.3 million increase in our share of losses from our equity method investment. The net decrease in the remaining other expenses, net, categories were not significant either individually or in the aggregate. For further detail refer to Notes 3 and 11 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
Segment Results of Operations
The following table presents the results for non-GAAP operating income (loss), as reviewed by our CODM, for each of our Communications and Segment segments for the years ended December 31, 2023, 2022 and 2021:

	Year Ended December 31,
	2023	2022	2021	2022 to 2023 Change		2021 to 2022 Change
	(Dollars in thousands)
Twilio Communications	$841,990	$318,680	$276,496	$523,310	164%	$42,184	15%
Twilio Segment	$(72,430)	$(29,695)	$(13,006)	$(42,735)	144%	$(16,689)	128%
2023 compared to 2022
In 2023, Communications non-GAAP income from operations increased by $523.3 million, or 164%, compared to the same period last year. The increase was driven by an increase in Communications revenue of $308.6 million, as described in the Revenue section above, and a decrease in Communications operating expenses, partially offset by an increase in Communications cost of revenue. The decrease in operating expenses was primarily attributable to a $254.1 million decrease in total Communications personnel costs, which was mainly due to the restructuring of our workforce in September 2022, February 2023 and December 2023, that contributed to a 16% decrease in average Communications headcount in 2023. The increase in Communications cost of revenue was primarily attributable to a $19.5 million increase in hosting fees and a $51.3 million increase in network service providers’ costs, net of the impact of hedging instruments, to support the increase in revenue due to the growth in usage of our products by our new and existing customers.

In 2023, Segment non-GAAP loss from operations increased by $42.7 million, or 144%, compared to the same period last year. The increase was driven by an increase in Segment operating expenses and cost of revenue, partially offset by an increase in Segment revenue of $19.0 million, as described in the Revenue section above. The increase in operating expenses was primarily attributable to a $25.2 million increase in total Segment personnel costs, which was mainly due to a 12% increase in average Segment headcount in 2023, as we continued to focus on enhancing our Segment product and expanding our sales efforts. The increase in Segment cost of revenue was primarily attributable to a $9.2 million increase in hosting fees and a $4.9 million increase in amortization of capitalized internal-use software development costs.
2022 compared to 2021
In 2022, Communications non-GAAP income from operations increased by $42.2 million, or 15%, compared to the same period in the prior year. The increase was driven by an increase in Communications revenue of $909.2 million, as described in the Revenue section above, offset by an increase in Communications operating expenses and Communications cost of revenue. The increase in operating expenses was primarily attributable to a $259.6 million increase in Communications personnel costs, largely as a result of a 26% increase in average Communications headcount as we continued to focus on enhancing our products and expanding our sales efforts globally, a $24.9 million increase in bad debt expense, a $16.2 million increase in software subscription costs, and an $11.1 million increase in travel related expenses. The increase in Communications cost of revenue was primarily attributable to a $477.0 million increase in network service providers’ costs, including the impact of hedging instruments, a $30.7 million increase in hosting fees, and a $14.7 million increase in support costs, all of which supported the growth in usage of our products by new and existing customers. The net increase in the remaining operating expenses and cost of revenue categories were not significant either individually or in the aggregate.
In 2022, Segment non-GAAP loss from operations increased by $16.7 million, or 128%, compared to the same period in the prior year. The increase was driven by an increase in Segment operating expenses and Segment cost of revenue, offset by an increase in Segment revenue of $75.3 million, as described in the Revenue section above. The increase in operating expenses was primarily attributable to a $67.9 million increase in Segment personnel costs, largely as a result of a 50% increase in average Segment headcount as we continued to focus on enhancing our products and expanding our sales efforts globally, and a $9.1 million increase in advertising costs. The increase in Segment cost of revenue was primarily attributable to a $10.2 million increase in hosting fees and a $5.8 million increase in support costs.
Liquidity and Capital Resources
As of December 31, 2023, we had cash and cash equivalents of $655.9 million and short-term marketable securities of $3.4 billion. Cash equivalents consist of money market funds. Short-term marketable securities consist primarily of U.S. treasury securities, non-U.S. government securities, high credit quality corporate debt securities and commercial paper. The cash and cash equivalents and short-term marketable securities are held for working capital purposes.
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
Our primary uses of cash include operating costs, such as personnel-related costs, network service provider costs, cloud infrastructure costs, facility-related spending, as well as, from time to time, acquisitions, investments and share repurchases. Our principal contractual and other commitments consist of obligations under our 2029 Notes and 2031 Notes, our operating leases for office space that we occupy, sublease or hold to sublease, and contractual commitments to our cloud infrastructure and network service providers. Refer to Note 10, Note 14 and Note 17(a) to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for discussions of our obligations and commitments related to leases, debt and other purchase obligations.
We may, from time to time, consider acquisitions of, or investments in, complementary businesses, products, services, capital infrastructure or technologies which might affect our liquidity requirements or cause us to secure additional financing or issue additional equity or debt securities. There can be no assurance that additional credit lines or financing instruments will be available in amounts or on terms acceptable to us, if at all.

We believe that our cash, cash equivalents and marketable securities balances, as well as the cash flows generated by our operations, will be sufficient to satisfy our anticipated cash needs for working capital and capital expenditure needs, including authorized share repurchases, for the next 12 months and beyond. However, our belief may prove to be incorrect, and we could utilize our available financial resources sooner than we currently expect. We may be required to seek additional equity or debt financing in order to meet our future capital requirements. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us, or at all. If we are unable to raise additional capital when desired, our business, results of operations and financial condition would be adversely affected. Our future capital requirements, the adequacy of our available funds and our cash from operations depend on many factors and are affected by various risks and uncertainties, including those set forth in Part I, Item 1A, “Risk Factors.”
Share Repurchase Program
In February 2023, our board of directors authorized a share repurchase program pursuant to which we may repurchase up to $1.0 billion in aggregate value of our common stock. Repurchases under the program will be made through open market, private transactions or other means in compliance with applicable federal securities laws, and could include repurchases pursuant to Rule 10b5-1 trading plans. We have discretion in determining the conditions under which shares may be repurchased from time to time. The program expires on December 31, 2024.
In the year ended December 31, 2023, we purchased $672.1 million in aggregate value, or 11.3 million shares, of our common stock on the open market under this program. As of December 31, 2023, approximately $327.9 million of the originally authorized amount remains available for future repurchases.
2029 Notes and 2031 Notes
In March 2021, we issued and sold $1.0 billion aggregate principal amount of senior notes, consisting of $500.0 million principal amount of 3.625% notes due 2029 (the “2029 Notes”) and $500.0 million principal amount of 3.875% notes due 2031 (the “2031 Notes,” and together with the 2029 Notes, the “Notes”). These Notes are described in detail in Note 14 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
Cash Flows
The following table summarizes our cash flows:

	Year Ended December 31,
	2023	2022	2021
	(In thousands)
Cash provided by (used in) operating activities	$414,752	$(254,368)	$(58,192)
Cash provided by (used in) investing activities	228,603	(616,452)	(2,489,996)
Cash (used in) provided by financing activities	(643,610)	45,007	3,096,325
Effect of exchange rate changes on cash, cash equivalents and restricted cash	108	60	(191)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(147)	$(825,753)	$547,946
Cash Flows from Operating Activities
In 2023, cash provided by operating activities consisted primarily of our net loss of $1.0 billion adjusted for non-cash items, including $675.9 million of stock-based compensation expense, $284.4 million of depreciation and amortization expense, $320.5 million of impairment of intangible assets and other long-lived assets, $72.9 million amortization of deferred commissions, $27.0 million of non-cash reduction in our operating right-of-use asset, $121.9 million of share of losses from equity method investments, $51.9 million of provision for bad debt and $230.6 million of cumulative changes in operating assets and liabilities. With respect to changes in operating assets and liabilities, accounts receivable and prepaid expenses increased $141.4 million primarily due to revenue growth, timing of cash receipts and pre-payments of our cloud infrastructure fees and certain operating expenses. Accounts payable and other current liabilities decreased $39.4 million primarily driven by lower personnel-related accruals due to lower headcount, including a $25.2 million decrease in the sabbatical benefit accrual driven by lower headcount and the sunsetting of the program. The impairment of intangible assets and other long lived assets is described further in Note 6 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

In 2022, cash used in operating activities consisted primarily of our net loss of $1.3 billion adjusted for non-cash items, including $798.6 million of stock-based compensation expense reflecting the impact of the September 2022 restructuring plan, $279.1 million of depreciation and amortization expense, $97.7 million of impairment of operating lease and other long-lived assets, $57.9 million of amortization of deferred commissions, $47.2 million of non-cash reduction in our operating right-of-use asset, $35.3 million of share of losses from equity method investments, $35.0 million of provision for bad debt, $33.2 million of net amortization of investment premium and discount and $396.6 million of cumulative changes in operating assets and liabilities. With respect to changes in operating assets and liabilities, accounts receivable and prepaid expenses increased $289.0 million primarily due to revenue growth, timing of cash receipts and pre-payments of our cloud infrastructure fees and certain operating expenses. Accounts payable and other current liabilities increased $105.8 million primarily due to increases in transaction volumes, and the impact from the then new sabbatical employee benefit that we introduced effective July 1, 2022. Operating lease liabilities decreased $54.5 million due to payments made against our operating lease obligations. Other long-term assets increased $146.5 million primarily due to an increase in the sales commissions balances related to the growth of our business. The impairment of operating lease and other long lived assets is described further in Note 6 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
Cash Flows from Investing Activities
In 2023, cash provided by investing activities was $228.6 million primarily consisting of $247.4 million of maturities and sales of marketable securities and other investments, net of purchases, and $38.2 million of proceeds from divestitures, net of cash divested, partially offset by $39.9 million related to capitalized software development costs and $11.3 million related to purchases of long-lived assets.
In 2022, cash used in investing activities was $616.5 million primarily consisting of $498.9 million of purchases of marketable securities and other investments, net of maturities and sales, $45.8 million related to capitalized software development costs, $37.4 million of net cash paid to acquire other businesses and $34.4 million related to purchases of long-lived assets.
Cash Flows from Financing Activities
In 2023, cash used in financing activities was $643.6 million primarily consisting of $668.8 million of cash paid to repurchase 11.3 million shares of our common stock in the open market, including related costs, offset by $43.8 million in proceeds from stock options exercised by our employees and shares issued under our employee stock purchase plan.
In 2022, cash provided by financing activities was $45.0 million primarily consisting of $59.6 million in proceeds from stock options exercised by our employees and shares issued under our employee stock purchase plan, offset by $13.4 million in principal payments on debt and finance leases.
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
We believe that the accounting policies, assumptions and estimates associated with revenue recognition have the greatest potential impact on our consolidated financial statements. Therefore, we consider these to be our critical accounting policies and estimates.
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

Our revenue is derived from usage and non-usage based fees. Our usage-based fees are earned from certain of our Communications products when customers access our platform. Platform usage is considered a monthly series comprising one performance obligation and usage-based fees are recognized as revenue in the period in which the usage occurs.
Our subscription-based fees are derived from our software products, such as Segment, Engage, Flex, Email and Marketing Campaigns, and certain other non-usage-based contracts, such as with the sales of short codes and customer support. Non-usage-based contracts revenue is recognized on a ratable basis over the contractual term which is generally from one to three years.
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
Interest Rate Risk
We had cash and cash equivalents of $655.9 million and marketable securities of $3.4 billion as of December 31, 2023. In any given period, cash and cash equivalents may consist of bank deposits, money market funds, reverse repurchase agreements and commercial paper. Marketable securities consist primarily of U.S. treasury securities, non-U.S. government securities and high credit quality corporate debt securities. The cash and cash equivalents and marketable securities are held for working capital purposes. Such interest‑earning instruments carry a degree of interest rate risk. To date, fluctuations in interest income have not been significant. The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. In March 2021, we issued $1.0 billion aggregate principal amount of our 2029 Notes and 2031 Notes carrying fixed interest rates of 3.625% and 3.875%, respectively. Due to the short‑term nature of our investments and fixed rate nature of our debt, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. A hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
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
We enter into foreign currency derivative hedging transactions to mitigate our exposure to market risks that may result from changes in foreign currency exchange rates. For further information, refer to Note 9 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
A hypothetical 10% change in foreign exchange rates during any of the periods presented would not have had a material impact on our consolidated financial statements.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Twilio Inc.:
Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of Twilio Inc. and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
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
Evaluation of the sufficiency of audit evidence over revenue recognition
As discussed in Note 2(e) to the consolidated financial statements, the Company's revenue is derived from usage and non-usage-based fees earned from customers accessing the Company's cloud-based platform. As of December 31, 2023, the Company recorded $4.2 billion in revenues, a portion of which related to Programmable Messaging and Programmable Voice APIs. The Company’s revenue recognition process is highly automated, and revenue is recorded within the Company’s general ledger through reliance on customized and proprietary information technology (IT) systems.
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
The following are the primary procedures we performed to address this critical audit matter. We applied auditor judgment to determine the nature and extent of procedures to be performed over revenue recognition. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s Programmable Messaging and Programmable Voice revenue recognition process. We involved IT professionals with specialized skills and knowledge, who assisted in testing controls related to the Company’s general information technology and application controls related to the systems utilized within the Company’s Programmable Messaging and Programmable Voice revenue recognition process. For a sample of customer agreements, we compared the pricing reflected in the Company’s revenue IT system to the contractually agreed upon pricing with the customer. For a sample of revenue transactions, we compared the amounts recognized for consistency with underlying documentation, including contracts with customers. We assessed the recorded revenue by comparing revenue to underlying cash receipts. We evaluated credits issued after year end to assess the revenue recorded within the period. In addition, we evaluated the overall sufficiency of audit evidence obtained by assessing the results of procedures performed, including appropriateness of the nature and extent of such evidence.
/s/ KPMG LLP
We have served as the Company’s auditor since 2013.
San Francisco, California
February 27, 2024

TWILIO INC.
Consolidated Balance Sheets

	As of December 31,
	2023	2022
	(In thousands, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$655,931	$651,752
Short-term marketable securities	3,356,064	3,503,317
Accounts receivable, net	562,773	547,507
Prepaid expenses and other current assets	329,204	281,510
Total current assets	4,903,972	4,984,086
Property and equipment, net	209,639	263,979
Operating right-of-use assets	73,959	121,341
Equity method investment	593,582	699,911
Intangible assets, net	350,490	849,935
Goodwill	5,243,266	5,284,153
Other long-term assets	234,799	360,899
Total assets	$11,609,707	$12,564,304
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$119,615	$124,605
Accrued expenses and other current liabilities	424,311	490,221
Deferred revenue and customer deposits	144,499	139,110
Operating lease liability, current	49,872	54,222
Total current liabilities	738,297	808,158
Operating lease liability, noncurrent	120,770	164,551
Finance lease liability, noncurrent	9,191	21,290
Long-term debt, net	988,953	987,382
Other long-term liabilities	19,944	23,881
Total liabilities	1,877,155	2,005,262
Commitments and contingencies (Note 17)
Stockholders' equity:
Preferred stock, $0.001 par value, 100,000,000 shares authorized, none issued	—	—
Class A and Class B common stock, $0.001 par value per share
Authorized shares 1,003,170,181 and 1,100,000,000 as of December 31, 2023 and 2022; Issued and outstanding shares 181,945,771 and 185,975,709 as of December 31, 2023 and 2022	182	186
Additional paid-in capital	14,797,723	14,055,853
Accumulated other comprehensive income (loss)	619	(121,161)
Accumulated deficit	(5,065,972)	(3,375,836)
Total stockholders’ equity	9,732,552	10,559,042
Total liabilities and stockholders’ equity	$11,609,707	$12,564,304
See accompanying notes to consolidated financial statements.

TWILIO INC.
Consolidated Statements of Operations

	Year Ended December 31,
	2023	2022	2021
	(In thousands, except share and per share amounts)
Revenue	$4,153,945	$3,826,321	$2,841,839
Cost of revenue	2,110,015	2,012,744	1,451,126
Gross profit	2,043,930	1,813,577	1,390,713
Operating expenses:
Research and development	942,790	1,079,081	789,219
Sales and marketing	1,022,985	1,248,032	1,044,618
General and administrative	468,459	517,414	472,460
Restructuring costs	165,733	76,636	—
Impairment of long-lived assets	320,504	97,722	—
Total operating expenses	2,920,471	3,018,885	2,306,297
Loss from operations	(876,541)	(1,205,308)	(915,584)
Other expenses, net:
Share of losses from equity method investment	(121,897)	(35,315)	—
Impairment of strategic investments	(46,154)	—	—
Other income (expenses), net	47,863	(3,009)	(45,345)
Total other expenses, net	(120,188)	(38,324)	(45,345)
Loss before provision for income taxes	(996,729)	(1,243,632)	(960,929)
Provision for income taxes	(18,712)	(12,513)	11,029
Net loss attributable to common stockholders	$(1,015,441)	$(1,256,145)	$(949,900)
Net loss per share attributable to common stockholders, basic and diluted	$(5.54)	$(6.86)	$(5.45)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	183,327,844	182,994,038	174,180,465
See accompanying notes to consolidated financial statements.

TWILIO INC.
Consolidated Statements of Comprehensive Loss

	Year Ended December 31,
	2023	2022	2021
	(In thousands)
Net loss	$(1,015,441)	$(1,256,145)	$(949,900)
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities	99,742	(83,049)	(27,215)
Foreign currency translation	5,587	(5,587)	(266)
Net change in market value of effective foreign currency forward exchange contracts	898	556	294
Share of other comprehensive income (loss) from equity method investment	15,553	(14,940)	—
Total other comprehensive income (loss)	121,780	(103,020)	(27,187)
Comprehensive loss attributable to common stockholders	$(893,661)	$(1,359,165)	$(977,087)
See accompanying notes to consolidated financial statements.

TWILIO INC.
Consolidated Statements of Stockholders’ Equity

	Common Stock Class A		Common Stock Class B		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
	(In thousands, except share amounts)
Balance as of December 31, 2022	176,358,104	$174	9,617,605	$12	$14,055,853	$(121,161)	$(3,375,836)	$10,559,042
Net loss	—	—	—	—	—	—	(1,015,441)	(1,015,441)
Exercises of vested stock options	238,474	—	127,982	—	7,344	—	—	7,344
Vesting of restricted stock units	5,939,641	7	—	—	(7)	—	—	—
Value of equity awards withheld for tax liability	(38,655)	—	—	—	(2,565)	—	—	(2,565)
Conversion of shares of Class B common stock into shares of Class A common stock	9,745,587	12	(9,745,587)	(12)	—	—	—	—
Shares of Class A common stock issued and donated to charity	88,408	—	—	—	5,346	—	—	5,346
Unrealized gain on marketable securities	—	—	—	—	—	99,742	—	99,742
Repurchases of shares of Class A common stock including related costs	(11,292,516)	(11)	—	—	—	—	(674,695)	(674,706)
Foreign currency translation	—	—	—	—	—	5,587	—	5,587
Shares issued under ESPP	906,728	—	—	—	36,496	—	—	36,496
Net change in market value of effective foreign currency forward exchange contracts	—	—	—	—	—	898	—	898
Share of other comprehensive loss from equity method investment	—	—	—	—	—	15,553	—	15,553
Stock-based compensation	—	—	—	—	682,241	—	—	682,241
Stock-based compensation - restructuring	—	—	—	—	13,015	—	—	13,015
Balance as of December 31, 2023	181,945,771	$182	—	$—	$14,797,723	$619	$(5,065,972)	$9,732,552
See accompanying notes to consolidated financial statements.

TWILIO INC.
Consolidated Statements of Stockholders’ Equity

	Common Stock Class A		Common Stock Class B		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
	(In thousands, except share amounts)
Balance as of December 31, 2021	170,625,994	$168	9,842,105	$12	$13,169,118	$(18,141)	$(2,119,691)	$11,031,466
Net loss	—	—	—	—	—	—	(1,256,145)	(1,256,145)
Exercises of vested stock options	373,793	—	392,231	—	22,500	—	—	22,500
Vesting of restricted stock units	4,277,266	4	—	—	(4)	—	—	—
Value of equity awards withheld for tax liability	(6,250)	—	—	—	(1,098)	—	—	(1,098)
Conversion of shares of Class B common stock into shares of Class A common stock	616,731	—	(616,731)	—	—	—	—	—
Shares of Class A common stock issued and donated to charity	88,408	—	—	—	9,541	—	—	9,541
Unrealized loss on marketable securities	—	—	—	—	—	(83,049)	—	(83,049)
Foreign currency translation	—	—	—	—	—	(5,587)	—	(5,587)
Shares returned from escrow	(152,239)	—	—	—	(387)	—	—	(387)
Shares issued under ESPP	534,401	2	—	—	37,063	—	—	37,065
Net change in market value of effective foreign currency forward exchange contracts	—	—	—	—	—	556	—	556
Share of other comprehensive loss from equity method investment	—	—	—	—	—	(14,940)	—	(14,940)
Stock-based compensation	—	—	—	—	804,845	—	—	804,845
Stock-based compensation - restructuring	—	—	—	—	14,275	—	—	14,275
Balance as of December 31, 2022	176,358,104	$174	9,617,605	$12	$14,055,853	$(121,161)	$(3,375,836)	$10,559,042
See accompanying notes to consolidated financial statements.

TWILIO INC.
Consolidated Statements of Stockholders’ Equity

	Common Stock Class A		Common Stock Class B		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
	(In thousands, except share amounts)
Balance as of December 31, 2020	153,496,222	$151	10,551,302	$13	$9,613,246	$9,046	$(1,169,791)	$8,452,665
Net loss	—	—	—	—	—	—	(949,900)	(949,900)
Exercises of vested stock options	1,779,320	2	509,499	—	87,693	—	—	87,695
Vesting of restricted stock units	3,515,913	4	—	—	(4)	—	—	—
Value of equity awards withheld for tax liability	(32,002)	—	—	—	(10,388)	—	—	(10,388)
Conversion of shares of Class B common stock into shares of Class A common stock	1,218,696	1	(1,218,696)	(1)	—	—	—	—
Equity component from partial settlement and redemption of convertible senior notes due 2023	4,846,965	5	—	—	335,637	—	—	335,642
Settlement of capped call, net of related costs	—	—	—	—	225,233	—	—	225,233
Shares of Class A common stock issued under ESPP	198,926	—	—	—	48,465	—	—	48,465
Shares of Class A common stock issued and donated to charity	88,408	—	—	—	31,169	—	—	31,169
Issuance of shares of Class A common stock in connection with a follow-on public offering, net of underwriters' discounts and issuance costs	4,312,500	4	—	—	1,765,709	—	—	1,765,713
Shares of Class A common stock issued in acquisition	1,116,816	1	—	—	419,169	—	—	419,170
Value of equity awards assumed in acquisition	—	—	—	—	1,511	—	—	1,511
Shares of Class A common stock subject to future vesting	84,230	—	—	—	—	—	—	—
Unrealized loss on marketable securities	—	—	—	—	—	(27,215)	—	(27,215)
Foreign currency translation	—	—	—	—	—	(266)	—	(266)
Net change in market value of effective foreign currency forward exchange contracts	—	—	—	—	—	294	—	294
Stock-based compensation	—	—	—	—	651,678	—	—	651,678
Balance as of December 31, 2021	170,625,994	$168	9,842,105	$12	$13,169,118	$(18,141)	$(2,119,691)	$11,031,466
See accompanying notes to consolidated financial statements.

TWILIO INC.
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2023	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:	(In thousands)
Net loss	$(1,015,441)	$(1,256,145)	$(949,900)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	284,413	279,127	258,378
Non-cash reduction to the right-of-use asset	26,971	47,160	48,786
Net amortization of investment premium and discount	(44)	33,165	36,158
Impairment of long-lived assets	320,504	97,722	—
Stock-based compensation including restructuring	675,857	798,560	632,285
Amortization of deferred commissions	72,892	57,913	31,541
Realized and unrealized losses on equity securities	8,043	—	—
Provision for doubtful accounts	51,859	35,012	7,210
Value of shares of Class A common stock issued and donated to charity	5,346	9,541	31,169
Share of losses from equity method investment	121,897	35,315	—
Impairment of strategic investments	46,154	—	—
Loss on net assets divested	32,277	—	—
Loss on extinguishment of debt	—	—	28,965
Other adjustments	14,669	4,905	2,329
Changes in operating assets and liabilities:
Accounts receivable	(85,093)	(194,655)	(117,943)
Prepaid expenses and other current assets	(56,283)	(94,326)	(78,012)
Other long-term assets	(2,328)	(146,458)	(121,225)
Accounts payable	12,370	30,336	10,191
Accrued expenses and other current liabilities	(51,816)	75,430	127,554
Deferred revenue and customer deposits	5,371	(2,688)	45,634
Operating lease liabilities	(56,340)	(54,450)	(49,046)
Other long-term liabilities	3,474	(9,832)	(2,266)
Net cash provided by (used in) operating activities	414,752	(254,368)	(58,192)
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions, net of cash acquired and payments related to prior period acquisitions	(5,770)	(37,410)	(491,522)
Divestitures, net of cash divested	38,194	—	—
Purchases of marketable securities and other investments	(1,953,003)	(1,938,337)	(3,523,232)
Proceeds from sales and maturities of marketable securities	2,200,417	1,439,477	1,614,779
Capitalized software development costs	(39,925)	(45,761)	(43,973)
Purchases of long-lived and intangible assets	(11,310)	(34,421)	(46,048)
Net cash provided by (used in) investing activities	228,603	(616,452)	(2,489,996)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from public offerings, net of underwriters' discounts	—	—	1,766,400
Payments of costs related to public offerings	—	(35)	(687)
Proceeds from issuance of senior notes due 2029 and 2031, net of issuance costs	—	—	984,723
Proceeds from settlements of capped call, net of settlement costs	—	—	228,412
Principal payments on debt and finance leases	(16,134)	(13,423)	(8,295)
Value of equity awards withheld for tax liabilities	(2,565)	(1,098)	(10,388)
Repurchases of shares of Class A common stock and related costs	(668,751)	—	—
Proceeds from exercises of stock options and shares of Class A common stock issued under ESPP	43,840	59,563	136,160
Net cash (used in) provided by financing activities	(643,610)	45,007	3,096,325
Effect of exchange rate changes on cash, cash equivalents and restricted cash	108	60	(191)
NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(147)	(825,753)	547,946
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—Beginning of period	656,078	1,481,831	933,885
CASH, CASH EQUIVALENTS AND RESTRICTED CASH —End of period	$655,931	$656,078	$1,481,831
Cash paid for income taxes, net	$37,818	$7,413	$6,147
Cash paid for interest	$38,389	$37,500	$20,637
NON-CASH FINANCING ACTIVITIES:
Value of common stock issued and equity awards assumed in acquisition	$—	$—	$420,681
Value of common stock issued to settle convertible senior notes due 2023	$—	$—	$1,704,969

RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH TO THE CONSOLIDATED BALANCE SHEETS
Cash and cash equivalents	$655,931	$651,752	$1,479,452
Restricted cash in other current assets	—	4,314	1,536
Restricted cash in other long-term assets	—	12	843
Total cash, cash equivalents and restricted cash	$655,931	$656,078	$1,481,831
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
(c)Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates are used for, but not limited to, revenue allowances and sales credit reserves; recoverability of long-lived and intangible assets; capitalization and useful life of the Company’s capitalized internal-use software development costs; fair values of acquired intangible assets and goodwill; accruals and contingencies. Estimates are based on historical experience and on various assumptions that the Company believes are reasonable under current circumstances. However, future events are subject to change and best estimates and judgments may require further adjustments, therefore, actual results could differ materially from those estimates. Management periodically evaluates such estimates and they are adjusted prospectively based upon such periodic evaluation.
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
The Company sells its services to a wide variety of customers. If the financial condition or results of operations of any significant customer deteriorate substantially, the Company’s operating results could be adversely affected. To reduce credit risk, management performs credit evaluations of the financial condition of new customers and periodic re-evaluations, as needed, of existing customers. The Company does not require collateral from its credit customers and maintains reserves for estimated credit losses on customer accounts when considered necessary. Actual credit losses may differ from the Company’s estimates. During the years ended December 31, 2023, 2022 and 2021, no customer organization accounted for more than 10% of the Company’s total revenue.
As of December 31, 2023 and 2022, no customer organization represented more than 10% of the Company’s gross accounts receivable.

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
Nature of Products and Services
The Company recognizes revenue from its products on either a usage basis or a subscription basis, depending on the nature of the product and the type of customer contract. The Company’s reportable segments may contain products that follow either revenue recognition model.
The majority of the revenue in the Communications segment is derived from usage‑based fees. These fees are earned when customers access the Company’s cloud-based platform and start using the Company’s products. Platform access is considered a monthly series comprised of one performance obligation and usage-based fees are recognized as revenue in the period in which the usage occurs. Some examples of the usage-based products are Messaging and Voice. For the Messaging products, the fees relate to the number of text messages sent or received. For the Voice products, the fees primarily relate to minutes of call duration. In the years ended December 31, 2023, 2022 and 2021, the revenue from usage-based fees represented 71%, 73% and 72% of total revenue, respectively.
Subscription-based fees are derived from various products in both the Communications and Segment segments. Subscription-based products include products such as Segment, Engage, Flex, Email and others. Subscription-based contracts revenue is recognized on a ratable basis over the contractual term which is generally between one to three years. In the years ended December 31, 2023, 2022 and 2021, the revenue from non-usage-based fees represented 29%, 27%, and 28% of total revenue, respectively. When usage-based products are embedded into subscription-based products, the Company charges for each product separately and records the respective revenue into the reportable segment in which each product resides.
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
The Company defines U.S. revenue as revenue from customers with IP addresses or mailing addresses at the time of registration in the United States. The Company defines international revenue as revenue from customers with IP addresses or mailing addresses at the time of registration outside of the United States.

Remaining Performance Obligations
Revenue allocated to remaining performance obligations represents unearned revenue and amounts that were and will be invoiced and recognized as revenue in future periods for non-cancelable subscription arrangements with terms greater than one year. The Company applies the optional exemption of not disclosing the transaction price allocated to the remaining performance obligations for its usage-based contracts and contracts with original duration of less than one year. Revenue allocated to remaining performance obligations for contracts with durations of greater than one year was $144.0 million as of December 31, 2023, of which 67% is expected to be recognized over the next 12 months and 93% is expected to be recognized over the next 24 months.
(f)Deferred Revenue and Customer Deposits
Deferred revenue is recorded when a non-cancellable contractual right to bill exists or when cash payments are received in advance of future usage on non-cancelable contracts. Customer refundable prepayments are recorded as customer deposits. As of December 31, 2023 and 2022, the Company recorded $144.5 million and $139.1 million as its deferred revenue and customer deposits, respectively, that are included in deferred revenue and customer deposits in the accompanying consolidated balance sheets. During the years ended December 31, 2023, 2022 and 2021, the Company recognized $120.5 million, $124.9 million and $70.1 million of revenue, respectively, that was included in the deferred revenue and customer deposits balance as of the end of the previous year.
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
Total net capitalized commission costs as of December 31, 2023 and 2022, were $200.1 million and $239.1 million, respectively, and are included in prepaid expenses and other current assets and other long‑term assets in the accompanying consolidated balance sheets. Amortization of these assets was $72.9 million, $57.9 million and $31.5 million in the years ended December 31, 2023, 2022 and 2021, respectively, and is included in sales and marketing expense in the accompanying consolidated statements of operations.
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
(i)Research and Development Expense
Research and development expenses consist primarily of personnel costs, outsourced engineering services, cloud infrastructure fees for staging and development of the Company’s products, depreciation, amortization of capitalized internal-use software development costs and an allocation of general overhead expenses. The Company capitalizes the portion of its software development costs that meets the criteria for capitalization. Research and development expenses are generally directly attributable to each segment. Certain research and development expenses are allocated to segments based on methodologies that best reflect the patterns of consumptions of these costs. Certain research and development costs are not allocated to segments because they support company-wide processes and are managed on a company-wide level.

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
Capitalized costs of platform and other software applications are included in property and equipment. These costs are amortized over the estimated useful life of the software on a straight-line basis over three years. Management evaluates the useful life of these assets on an annual basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. The amortization of costs related to the platform applications is included in cost of revenue, while the amortization of costs related to software applications developed for internal use is included in operating expenses.
(k)Advertising Costs
Advertising costs are expensed as incurred and were $71.1 million, $92.6 million and $78.8 million in the years ended December 31, 2023, 2022 and 2021, respectively. Advertising costs are included in sales and marketing expenses in the accompanying consolidated statements of operations.
(l)Restructuring Costs
The Company records restructuring expenses when management commits to a restructuring plan, the restructuring plan identifies all significant actions, the period of time to complete the restructuring plan indicates that significant changes to the plan are not likely and employees who are impacted have been notified of the pending involuntary termination.
(m)Stock-Based Compensation
All stock-based compensation to employees is measured on the grant date based on the fair value of the awards on the date of grant. These costs are recognized as an expense following straight-line attribution method over the requisite service period. The Company uses the Black-Scholes option pricing model to measure the fair value of its stock options and the purchase rights issued under the Company's 2016 Employee Stock Purchase Plan, as amended (the “ESPP”). The fair value of the restricted stock units is determined using the closing fair value of the Company's Class A common stock on the date of grant and recognized as an expense following straight-line attribution method over the requisite service period. Forfeitures are recorded in the period in which they occur.
The Black-Scholes option pricing model requires the use of complex assumptions, which determine the fair value of stock options and the purchase rights issued under the ESPP. If any of the assumptions used in the Black-Scholes model change, stock-based compensation for future options may differ materially compared to that associated with previous grants. These assumptions include:
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
•Expected volatility. Prior to July 2021, the expected volatility was derived from an average of the historical volatilities of the Class A common stock of the Company and several other entities with characteristics similar to those of the Company, such as the size and operational and economic similarities to the Company's principal business operations. Beginning in July 2021, the expected volatility was derived from the average of the historical volatilities of the Class A common stock of the Company.

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
(n)Income Taxes
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
The Company recognizes the effect of uncertain income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is more than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs.
The Company records interest and penalties related to uncertain tax positions in the provision for income taxes in the consolidated statements of operations.
(o)Foreign Currency
The functional currency of the Company's foreign subsidiaries is primarily the U.S. dollar. Accordingly, the subsidiaries remeasure monetary assets and liabilities at period-end exchange rates, while non-monetary items are remeasured at historical rates. Revenue and expense accounts are remeasured at the average exchange rate in effect during the month in which the transactions occur. Remeasurement adjustments are recognized in the consolidated statements of operations as other income (expense), net, in the year of occurrence. Foreign currency transaction gains and losses are included in other income (expenses), net, in the accompanying consolidated statements of operations.
For those entities where the functional currency is a foreign currency, adjustments resulting from translating the financial statements into U.S. dollars are recorded as a component of accumulated other comprehensive income (loss) as part of the total stockholders' equity. Monetary assets and liabilities denominated in a foreign currency are translated into U.S. dollars at the exchange rate on the balance sheet date. Revenue and expenses are translated at the weighted average exchange rates in effect during the month in which the transactions occur. Equity transactions are translated using historical exchange rates.
(p)Comprehensive Income (Loss)
Comprehensive income (loss) refers to net loss and other revenue, expenses, gains and losses that, under U.S. GAAP, are recorded as an element of stockholders' equity but are excluded from the calculation of net loss.
(q)Net Loss Per Share Attributable to Common Stockholders
The Company calculates its basic and diluted net loss per share attributable to common stockholders in conformity with the two-class method required for companies with participating securities. The Company has 100,000,000 shares of preferred stock that was authorized but never issued or outstanding.
Class A common stock was the only outstanding class of equity securities of the Company as of December 31, 2023. Each share of Class A common stock is entitled to one vote per share.

Prior to June 28, 2023, the Company also had outstanding equity securities of Class B common stock. On June 28, 2023, each outstanding share of the Company’s Class B common stock automatically converted (the “Conversion”) into one share of the Company’s Class A common stock pursuant to the terms of the Company’s certificate of incorporation. In addition, upon the Conversion, all outstanding stock options that were exercisable for shares of Class B common stock prior to the Conversion became exercisable for shares of Class A common stock. The Company filed a Certificate of Retirement with the Secretary of State of the State of Delaware effecting the retirement of all of the shares of its Class B common stock that were issued but not outstanding following the Conversion.
The Company also has dilutive securities, such as potential or restricted common shares or common stock equivalents, that were excluded from the calculation of diluted net loss per share attributable to common stockholders as their effect was antidilutive in all periods presented. These securities are presented in Note 20 to these consolidated financial statements.
(r)Cash and Cash Equivalents
The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Cash equivalents may consist of cash deposited into money market funds, reverse repurchase agreements and commercial paper. All credit and debit card transactions that process as of the last day of each month and settle within the first few days of the subsequent month are also classified as cash and cash equivalents as of the end of the month in which they were processed.
(s)Accounts Receivable and Allowance for Doubtful Accounts
Accounts receivable are recorded net of the allowance for doubtful accounts. The allowance for doubtful accounts is estimated based on the Company's assessment of its ability to collect on customer accounts receivable. The Company regularly reviews the allowance by considering certain factors such as historical experience, credit quality, age of accounts receivable balances and other known conditions that may affect a customer's ability to pay. In cases where the Company is aware of circumstances that may impair a specific customer's ability to meet their financial obligations, a specific allowance is recorded against amounts due from the customer which reduces the net recognized receivable to the amount the Company reasonably believes will be collected. The Company writes-off accounts receivable against the allowance when a determination is made that the balance is uncollectible and collection of the receivable is no longer being actively pursued. As of December 31, 2023 and 2022, the allowance for doubtful accounts was $42.0 million and $27.0 million, respectively, and is recorded in accounts receivable, net, in the accompanying consolidated balance sheets.
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
The useful lives of property and equipment are as follows:

Capitalized internal-use software development costs	3 years
Data center equipment	2 - 4 years
Leasehold improvements	Shorter of 5 years or the remaining lease term
Office equipment	3 years
Furniture and fixtures	5 years
Software	3 years
Assets under financing lease	Shorter of 5 years or the remaining lease term

(v)Leases
The Company determines if an arrangement is or contains a lease at contract inception. The Company presents the operating leases in long-term assets and current and long-term liabilities. Finance lease assets are included in property and equipment, net, and finance lease liabilities are presented in current and long-term liabilities in the accompanying consolidated balance sheets.
Right-of-use (“ROU”) assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease ROU assets and lease liabilities are measured and recognized at the lease commencement date based on the present value of the remaining lease payments over the lease term. As the Company’s leases do not generally provide an implicit rate, the Company uses its incremental borrowing rate based on the information available on the commencement date to determine the present value of lease payments. The Company’s lease agreements may have lease and non-lease components, which the Company accounts for as a single lease component. When estimating the lease term, the Company includes options to extend or terminate the lease when it is reasonably certain such options will be exercised. Operating lease costs are recognized in operating expenses in the accompanying consolidated statements of operations on a straight-line basis over the lease term and variable payments are recognized in the period they are incurred. The Company’s lease agreements do not contain any residual value guarantees. Leases with an initial term of 12 months or less are not recorded on the balance sheet.
Within the consolidated statements of cash flows, the Company presents the lease payments made on the operating leases as cash flows from operations and principal payments made on the finance leases as part of financing activities.
(w)Equity Method Investments
Equity investment holdings in which the Company does not have a controlling financial interest but can exercise significant influence over the investee are accounted for under the equity method. Equity method investments are originally recorded at cost and are increased or reduced in subsequent periods to reflect the Company’s proportionate share of the investee’s net earnings or losses and other comprehensive income or losses, as those occur. The Company records the investee losses on a three-month lag and up to the carrying amount of the investment. Investments are also increased or decreased by contributions made to and distributions received from the investee, basis difference amortization and other-than-temporary impairments, if any. All costs directly associated with the acquisition of the investment are included in the carrying amount of the investment. Profits or losses related to intra-entity sales are eliminated until realized by the Company or the investee.
The Company determines the difference between its purchase price and its proportionate share of the net assets of the investee, which results in an excess basis in the investment. This excess basis is allocated to the identifiable assets and liabilities of the investee utilizing purchase accounting principles and is used to calculate the amortization of basis differences every reporting period. Basis differences related to intangible assets with determinable economic lives and liabilities are generally amortized on a straight-line basis over the useful lives of the associated assets and the expected term for the liabilities. Basis differences related to intangible assets without determinable economic lives are not amortized.
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
(x)Segment Information
The Company determines its operating and reportable segments in accordance with Accounting Standards Codification 280 Segment Reporting (“ASC 280”), which requires financial information to be reported based on how the chief operating decision maker (“CODM”), who is the Company's Chief Executive Officer (“CEO”), reviews and manages the business, and establishes criteria for aggregating operating segments into reportable segments. Prior to 2023, the Company had one operating and reportable segment. As a result of the restructuring activities in 2023, as described in Note 8, the Company operated in and reported its results in two reportable segments.

(y)Business Combinations
The Company records identifiable assets acquired and liabilities assumed at their acquisition date fair values. Goodwill is measured as the excess of the consideration transferred over the fair value of the net assets acquired on the acquisition date. While the Company uses its best estimates and assumptions as part of the purchase price allocation process to accurately value assets acquired and liabilities assumed, these estimates are inherently uncertain and subject to refinement. The authoritative guidance allows a measurement period of up to one year from the date of acquisition to make adjustments to the preliminary allocation of the purchase price. As a result, during the measurement period the Company may record adjustments to the fair values of assets acquired and liabilities assumed, with the corresponding offset to goodwill to the extent that it identifies adjustments to the preliminary purchase price allocation. Upon conclusion of the measurement period or final determination of the values of the assets acquired and liabilities assumed, whichever comes first, any subsequent adjustments are recorded in the consolidated statements of operations.
(z)Goodwill
Goodwill represents the excess of the aggregate purchase price over the fair value of net identifiable assets acquired in a business combination. Goodwill is not amortized and is tested for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable.
Goodwill is allocated within the operating segments of the Company to the reporting units. Prior to 2023, the Company had one reporting unit. During 2023, as a result of restructuring activities described in Note 8, the Company then had multiple reporting units. The Company reassigns its assets and liabilities to the reporting units based on which reporting units’ operations the assets and liabilities were employed in or were related to. Goodwill is reassigned using a relative fair value allocation approach.
The Company has selected November 30 as the date to perform its annual goodwill impairment test. The goodwill impairment test is performed on a reporting unit level. In the valuation of goodwill, management must make assumptions regarding estimated future cash flows to be derived from the respective reporting unit. If these estimates or their related assumptions change in the future, the Company may be required to record an impairment of goodwill. The Company has the option to first perform a qualitative assessment to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount. However, the Company may elect to bypass the qualitative assessment and proceed directly to the quantitative impairment tests. The impairment test involves comparing the fair value of the reporting unit to its carrying value, including goodwill. A goodwill impairment will be the amount by which a reporting unit’s carrying value exceeds its fair value. The impairment is limited to the carrying amount of goodwill.
(aa)Intangible Assets
Intangible assets recorded by the Company include the fair values of identifiable intangible assets acquired in business combinations and costs directly associated with securing legal registration of patents and trademarks and acquiring domain names.
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

The useful lives of the intangible assets are as follows:

Developed technology	3 - 7 years
Customer relationships	4 - 10 years
Supplier relationships	5 years
Trade names	5 years
Patents	20 years
Telecommunication licenses	Indefinite
Trademarks	Indefinite
Domain names	Indefinite
(ab)Impairment of Long-Lived Assets
The Company evaluates its long-lived assets, including property, equipment and intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets held and used is measured by a comparison of the carrying amount of an asset or an asset group to estimated undiscounted future net cash flows expected to be generated by the asset or asset group. If such evaluation indicates that the carrying amount of the asset or the asset group is not recoverable, any impairment loss would be equal to the amount the carrying value exceeds the fair value. The impairment is allocated to the long-lived assets within the asset group on a pro-rata basis using the relative carrying amounts of the assets. Values of individual long-lived assets are not reduced in excess of their respective fair values.
In the valuation of an asset or an asset group, management must make assumptions regarding estimated future revenue and cash flows to be derived from the respective asset or asset group, discount rates used and other assumptions. If these estimates or their related assumptions change in the future, the Company may be required to record impairment of these assets.
(ac)Derivatives and Hedging
The Company is exposed to a wide variety of risks arising from its business operations and overall economic conditions. These risks include exposure to fluctuations in various foreign currencies against its functional currency and can impact the value of cash receipts and payments. The Company minimizes its exposure to these risks through management of its core business activities, specifically, the amounts, sources and duration of its assets and liabilities, and the use of derivative financial instruments. The Company uses foreign currency derivative forward contracts, and in the future may also use foreign currency option contacts.
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
Derivative instruments are carried at fair value and recorded as either an asset or a liability until they mature. Gains and losses resulting from changes in fair value of these instruments are accounted for depending on the use of the derivative and whether it is designated and qualifies for hedge accounting. For derivative instruments designated as cash flow hedges, gains or losses are initially recorded in accumulated other comprehensive income (loss) on the balance sheet, then reclassified into the statement of operations in the period in which the derivative instruments mature. These realized gains and losses are recorded within the same financial statement line item as the hedged transaction.
The Company’s foreign currency derivative contracts are classified within Level 2 of the fair value hierarchy because the valuation inputs are based on quoted prices and market observable data of similar instruments in active markets, such as currency spot and forward rates.

(ad)Share Repurchases
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
(ae)Fair Value of Financial Instruments
The accounting guidance for fair value provides a framework for measuring fair value, clarifies the definition of fair value, and expands disclosures regarding fair value measurements. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the reporting date. The accounting guidance establishes a three-tiered hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value as follows:
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
The Company regularly reviews changes to the rating of its debt securities by rating agencies and monitors the surrounding economic conditions to assess the risk of expected credit losses. As of December 31, 2023, the risk of expected credit losses was not significant.

Impairments are considered to be other than temporary if they are related to deterioration in credit risk or if it is likely that the security will be sold before the recovery of its cost basis. Realized gains and losses and declines in value deemed to be other than temporary are determined based on the specific identification method and are reported in other expenses, net.
(af)Recently Issued Accounting Guidance, Not yet Adopted
In June 2022, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. (“ASU”) 2022-03, “Fair Value Measurements (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions,” which clarifies and amends the guidance of measuring the fair value of equity securities subject to contractual restrictions that prohibit the sale of the equity securities. ASU 2022-03 is effective for interim and annual periods beginning after December 15, 2023, with early adoption permitted. The Company will adopt ASU 2022-03 in the first quarter of 2024 with no material impact to the Company’s consolidated financial statements.
In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures,” which is intended to improve reportable segment disclosures. The ASU expands segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the CODM and included within each reported measure of segment profit or loss. It also requires disclosure of the amount and description of the composition of other segment items and interim disclosures of a reportable segment's profit or loss and assets. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024 with retrospective application required. Early adoption is permitted. The Company is evaluating the impact of the adoption of this guidance on its consolidated financial statements.
In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” which requires disclosure of disaggregated income taxes paid, prescribes standard categories for the components of the effective tax rate reconciliation and modifies other income tax related disclosures. ASU 2023-09 is effective for annual periods beginning after December 15, 2024 and may be applied on a prospective basis. Early adoption is permitted. The Company is evaluating the impact of the adoption of this guidance on its consolidated financial statements.

3. Fair Value Measurements
Financial Assets
The following tables provide the financial assets measured at fair value on a recurring basis:

	Amortized Cost or Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses Less Than 12 Months	Gross Unrealized Losses More Than 12 Months	Fair Value Hierarchy as of December 31, 2023			Aggregate Fair Value
					Level 1	Level 2	Level 3
Financial Assets:	(In thousands)
Cash and cash equivalents:
Money market funds	$408,696	$—	$—	$—	$408,696	$—	$—	$408,696
Total included in cash and cash equivalents	408,696	—	—	—	408,696	—	—	408,696
Marketable securities:
Debt securities:
U.S. Treasury securities	410,665	2,162	(7)	(1,665)	411,155	—	—	411,155
Non-U.S. government securities	83,576	55	(111)	(1,209)	82,311	—	—	82,311
Corporate debt securities and commercial paper	2,859,071	15,366	(10,818)	(5,922)	16,690	2,841,007	—	2,857,697
Total debt securities	3,353,312	17,583	(10,936)	(8,796)	510,156	2,841,007	—	3,351,163
Equity securities	4,901	—	—	—	4,901	—	—	4,901
Total marketable securities	3,358,213	17,583	(10,936)	(8,796)	515,057	2,841,007	—	3,356,064
Total financial assets	$3,766,909	$17,583	$(10,936)	$(8,796)	$923,753	$2,841,007	$—	$3,764,760

	Amortized Cost or Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses Less Than 12 Months	Gross Unrealized Losses More Than 12 Months	Fair Value Hierarchy as of December 31, 2022			Aggregate Fair Value
					Level 1	Level 2	Level 3
Financial Assets:	(In thousands)
Cash and cash equivalents:
Money market funds	$46,610	$—	$—	$—	$46,610	$—	$—	$46,610
Reverse repurchase agreements	200,000	—	—	—	—	200,000	—	200,000
Commercial paper	2,249	—	—	—	—	2,249	—	2,249
Total included in cash and cash equivalents	248,859	—	—	—	46,610	202,249	—	248,859
Marketable securities:
U.S. Treasury securities	481,463	—	(1,269)	(11,347)	468,847	—	—	468,847
Non-U.S. government securities	149,901	—	(33)	(6,304)	143,564	—	—	143,564
Corporate debt securities and commercial paper	2,973,844	307	(12,202)	(71,043)	5,000	2,885,906	—	2,890,906
Total marketable securities	3,605,208	307	(13,504)	(88,694)	617,411	2,885,906	—	3,503,317
Total financial assets	$3,854,067	$307	$(13,504)	$(88,694)	$664,021	$3,088,155	$—	$3,752,176
Debt Securities
The aggregate fair value of corporate debt securities with unrealized losses is $1.5 billion as of December 31, 2023, of which $415.2 million have been in an unrealized loss position for more than 12 months and $1.1 billion have been in an unrealized loss position for less than 12 months. The aggregate fair value of corporate debt securities with unrealized losses was $2.7 billion as of December 31, 2022, of which $2.0 billion were in an unrealized loss position for more than 12 months and $620.5 million were in an unrealized loss position for less than 12 months. Unrealized losses related to other investments as of December 31, 2023 and 2022 were not significant.
The Company’s primary objective when investing excess cash is preservation of capital, hence the Company’s debt securities primarily consist of U.S. Treasury Securities, non-U.S government securities, high credit quality corporate debt securities and commercial paper. Because the Company views its debt securities as available to support current operations, it has classified all available for sale securities as short-term. As of December 31, 2023 and 2022, for all securities that were in unrealized loss positions, the Company has determined that (i) it does not have the intent to sell any of these investments, and (ii) it is not more likely than not that it will be required to sell any of these investments before recovery of the entire amortized cost basis. In addition, as of December 31, 2023 and 2022, the Company anticipates that it will recover the entire amortized cost basis of such debt securities before maturity.
Interest earned on marketable securities was $77.7 million, $64.6 million and $55.7 million in the years ended December 31, 2023, 2022 and 2021, respectively. The interest is recorded as other income (expenses), net, in the accompanying consolidated statements of operations.
The following table summarizes the contractual maturities of marketable securities:

	As of December 31,
	2023		2022
	Amortized Cost	Aggregate Fair Value	Amortized Cost	Aggregate Fair Value
Financial Assets:	(In thousands)
Less than one year	$1,448,256	$1,434,149	$1,943,836	$1,909,218
One to three years	1,905,056	1,917,014	1,661,372	1,594,099
Total	$3,353,312	$3,351,163	$3,605,208	$3,503,317
Equity Securities
The equity securities consist of shares of a publicly traded company that were received as consideration in a divestiture transaction described further in Note 5.
Strategic Investments
As of December 31, 2023 and 2022, the Company held strategic investments with an aggregate carrying value of $30.7 million and $76.9 million, respectively, recorded as other long-term assets in the accompanying consolidated balance sheets. The carrying value of these securities is determined under the measurement alternative on a non-recurring basis and adjusted for observable changes in fair value or impairment. In the year ended December 31, 2023, the Company remeasured to fair value one of its strategic investments acquired in 2021 due to an assessed impairment. The fair value measurement of the strategic investment is classified as Level 2 in the fair value hierarchy and the primary input used in the fair value measurement was the publicly available stock price of the issuer’s unrestricted security of the same class. The impairment loss of $46.2 million is recorded in other expenses, net, in the accompanying consolidated statement of operations for the year ended December 31, 2023. There were no other impairments or adjustments recorded in the three years ended December 31, 2023, 2022 and 2021, related to these securities.
Financial Liabilities
The Company’s financial liabilities that are measured at fair value on a recurring basis consist of foreign currency derivative liabilities and are classified as Level 2 financial instruments in the fair value hierarchy. As of December 31, 2023 and 2022, the aggregate fair value of these liabilities and the associated unrealized losses were not significant.
The Company’s financial liabilities that are not measured at fair value on a recurring basis are its 2029 Notes and its 2031 Notes. As of December 31, 2023, the fair value of the 2029 Notes and 2031 Notes were $462.4 million and $452.3 million, respectively. As of December 31, 2022, the fair value of the 2029 Notes and 2031 Notes were $410.9 million and $399.4 million, respectively.

4. Property and Equipment
Property and equipment consist of the following:

	As of December 31,
	2023	2022
	(In thousands)
Capitalized internal-use software developments costs	$297,655	$257,983
Data center equipment (1)	104,543	100,207
Leasehold improvements	92,315	91,660
Office equipment	60,905	70,815
Furniture and fixtures	14,558	14,935
Software	14,639	14,675
Total property and equipment	584,615	550,275
Less: accumulated depreciation and amortization (1)	(374,976)	(286,296)
Total property and equipment, net	$209,639	$263,979
____________________________________
(1) Data center equipment includes $72.4 million in assets held under finance leases as of December 31, 2023 and 2022. Accumulated depreciation and amortization includes $55.9 million and $41.2 million of accumulated depreciation for assets held under finance leases as of December 31, 2023 and 2022, respectively.
Depreciation and amortization expense was $89.9 million, $71.7 million and $59.6 million for the years ended December 31, 2023, 2022 and 2021, respectively.
The Company capitalized $57.2 million, $65.4 million and $63.1 million in internal‑use software development costs in the years ended December 31, 2023, 2022 and 2021, respectively.
5. Divestitures
In July 2023, the Company sold its ValueFirst business, which operated an enterprise communications platform in India, for a total cash sales price of $45.5 million, or $38.2 million in proceeds, net of cash divested. As part of the transaction, the Company divested $17.4 million of tangible net assets, $17.3 million of intangible assets and $34.6 million of goodwill. The sale resulted in a loss of $28.8 million, which is recorded within general and administrative expenses in the accompanying consolidated statement of operations for the year ended December 31, 2023. The Company also recorded an additional $3.3 million of divestiture-related expenses in the same period.
Separately, in June 2023, the Company sold its Internet of Things (“IoT”) asset group for stock consideration of $15.8 million. The loss on divestiture and related expenses were not significant.
6. Impairment
Operating right-of-use assets
In 2022, the Company announced its decision to become a remote-first company whereby employees would have the flexibility to work remotely on a permanent basis. As part of the new operating strategy, the Company permanently closed several of its offices in 2023 and 2022, which required the Company to reassess its operating right-of-use (“ROU”) assets and the associated leasehold improvements and property and equipment for impairment. The Company determined that the carrying amounts of these assets exceeded their respective fair values. The Company engaged a third‑party expert to assist with the valuation analysis. The Company regularly assesses recoverability of all impacted ROU assets and the related long-lived asset categories for indicators of impairment. In the years ended December 31, 2023 and 2022, the Company recorded $34.8 million and $97.7 million of impairment, respectively, related to its permanently closed offices. The impairment is recorded in the impairment of long-lived assets line item in the accompanying consolidated statements of operations for the years ended December 31, 2023 and 2022.

Intangible assets
In the fourth quarter of 2023, the Company identified a change in its Segment reportable segment’s performance which it deemed to be an indicator that the carrying amounts of certain long-lived assets within the segment may not be recoverable. The Company performed a recoverability assessment and a fair value measurement of the impacted asset group and concluded that the asset group was impaired. The Company engaged a third-party expert to assist with the valuation analysis. The impairment was allocated to the assets within the impacted asset group reducing the respective carrying amounts of the assets as of the December 1, 2023, measurement date, as follows:

Total Impairment Allocation
(In thousands)
Developed technology	$209,350
Customer relationships	76,361
Total impairment	$285,711
The impairment is recorded within the impairment of long-lived assets line item in the accompanying consolidated statement of operations for the year ended December 31, 2023.
The Company used a relief-from-royalty method to estimate the fair values of the developed technology and the trade name and a distributor method to estimate the fair value of customer relationships. The trade name intangible asset was not impaired.
No other significant impairments were recorded during the years ended 2023, 2022 or 2021.
7. Restructuring Activities
In February 2023, the Company announced a workforce reduction plan (the “February 2023 Plan”) that was designed to reduce operating costs, improve operating margins and accelerate profitability. The February 2023 Plan eliminated approximately 17% of the Company’s workforce. The execution of the February 2023 Plan was substantially completed in the first quarter of 2023. For the year ended December 31, 2023, restructuring charges related to the February 2023 Plan were $141.1 million, which consisted of $130.0 million related to employee severance, benefits and facilitation costs, and $11.1 million related to vesting of employee stock based compensation awards. Furthermore, the restructuring charges consisted of $108.9 million related to the Communications reportable segment, $9.4 million related to the Segment reportable segment and $22.8 million included in corporate costs. The estimated remaining expenses related to the February 2023 Plan are not expected to be significant.
The following table summarizes the Company’s restructuring liability related to the February 2023 Plan that is included in accrued expenses and other current liabilities in the accompanying consolidated balance sheets:

	Workforce Reduction Costs	Facilitation Costs	Total
	(In thousands)
Balance as of December 31, 2022	$—	$—	$—
Restructuring charges	120,711	9,289	130,000
Cash payments	(111,852)	(8,895)	(120,747)
Balance as of December 31, 2023	$8,859	$394	$9,253
The $11.1 million expenses related to vesting of the employee stock-based compensation awards is recorded in the additional-paid-in capital in the accompanying consolidated statement of stockholders’ equity.
In December 2023, the Company announced a workforce restructuring plan that was designed to streamline operations and accelerate the Company’s path to profitable growth (the “December 2023 Plan”). The December 2023 Plan eliminated approximately 5% of the Company’s workforce. Restructuring charges related to the December 2023 Plan were not significant.

In September 2022, the Company announced a workforce restructuring plan that was designed to reduce operating costs and improve operating margins (the “September 2022 Plan”). The September 2022 Plan eliminated approximately 11% of the Company’s workforce. In the year ended December 31, 2022, related to the September 2022 Plan, the Company recorded $76.6 million of restructuring charges, including a $14.3 million expense related to vesting of the employee stock-based compensation awards, in its accompanying consolidated statement of operations. The restructuring charges consisted of $67.4 million related to the Communications reportable segment, $1.6 million related to the Segment reportable segment and $7.6 million included in corporate costs.
The following table summarizes the Company’s restructuring liability related to the September 2022 Plan that is included in accrued expenses and other current liabilities in the accompanying consolidated balance sheet as of December 31, 2022:

	Workforce Reduction Costs	Facilitation Costs	Total
	(In thousands)
Balance as of December 31, 2021	$—	$—	$—
Restructuring charges	60,553	1,808	62,361
Cash payments	(60,053)	(1,242)	(61,295)
Balance as of December 31, 2022	$500	$566	$1,066
September 2022 Plan restructuring charges incurred in 2023 were not significant. No amounts were outstanding as of December 31, 2023 related to this plan.
8. Reorganization and Segment Reporting
In February 2023, the Company announced a reorganization of its business into two business units, Twilio Communications and Twilio Data & Applications (the “Reorganization”). With the Reorganization, the Company changed the organizational structure of its business, including the way management operated the business. In the second quarter of 2023, the Company concluded that it had two operating and reportable segments: Twilio Communications (“Communications”) and Twilio Data & Applications (“Data & Applications”).
In the fourth quarter of 2023, the Company further reorganized its business by shifting certain components of the business between its operating segments. This reorganization did not impact the segment structure of the business. The impact on the reporting unit structure is described in Note 12.
After the reorganization, the Company’s Data & Applications segment consisted of its Segment and Engage products and, therefore, the reportable segment was renamed from Data & Applications to Twilio Segment (“Segment”).
Twilio Communications: The Communications segment consists of a variety of application programming interfaces (“APIs”) and software solutions to optimize communications between Twilio customers and their end users. The key products from which the segment derives its revenue are Messaging, Voice and Email.
Twilio Segment: The Segment segment consists of software products that enable businesses to achieve more effective customer engagement by providing the tools necessary for customers to build direct, personalized relationships with their end users. The key products from which the segment derives its revenue are Segment and Engage.

Discrete financial information reviewed by the CODM
In January 2024, the Company’s newly appointed CEO, who is also the CODM, began reviewing segment operating results using non-GAAP income from operations as the measure of segment profitability. Presented below is the discrete financial information by reportable segment for the years ended December 31, 2023, 2022, and 2021, that reflects management’s current view of the business for performance assessment and resource allocation decisions. Prior period amounts were reclassified to conform to the current period’s presentation. Asset information is not presented below since it is not reviewed by the CODM on a segment by segment basis. Revenue, costs of revenue and operating expenses are generally directly attributable to each segment. Certain costs of revenue and operating expenses are allocated based on methodologies that best reflect the patterns of consumption of these costs. Corporate costs consist of costs that support company-wide processes and are managed on the company-wide level, and include costs related to corporate governance and communication, global brand awareness, information security, and certain legal, finance and accounting expenses.

	Year Ended
	December 31,
	2023	2022	2021
	(In thousands)
Revenue:
Communications	$3,858,693	$3,550,087	$2,640,874
Segment	295,252	276,234	200,965
Total	$4,153,945	$3,826,321	$2,841,839
Non-GAAP income (loss) from operations:
Communications	$841,990	$318,680	$276,496
Segment	(72,430)	(29,695)	(13,006)
Corporate costs	(236,552)	(293,475)	(260,970)
Total	$533,008	$(4,490)	$2,520

Reconciliation of non-GAAP income (loss) from operations to loss from operations:
Total non-GAAP income (loss) from operations	$533,008	$(4,490)	$2,520
Stock-based compensation	(662,842)	(784,285)	(632,285)
Amortization of acquired intangibles	(192,307)	(206,181)	(198,784)
Acquisition and divestiture related expenses	(5,555)	(2,621)	(7,449)
Loss on net assets divested	(32,277)	—	—
Payroll taxes related to stock-based compensation	(12,985)	(23,832)	(48,417)
Charitable contributions	(17,346)	(9,541)	(31,169)
Restructuring costs	(165,733)	(76,636)	—
Impairment of long-lived assets	(320,504)	(97,722)	—
Loss from operations	(876,541)	(1,205,308)	(915,584)
Other expenses (income), net	(120,188)	(38,324)	(45,345)
Loss before (provision for) benefit from income taxes	$(996,729)	$(1,243,632)	$(960,929)

Depreciation and amortization expenses included in non-GAAP income from operations for the Communications reportable segment was $74.1 million, $61.9 million and $53.5 million in the years ended December 31, 2023, 2022 and 2021, respectively. Amortization of deferred commissions included in non-GAAP income from operations for the Communications reportable segment was $60.0 million, $47.7 million and $27.8 million in the years ended December 31, 2023, 2022 and 2021, respectively.

Depreciation and amortization expenses included in non-GAAP loss from operations for the Segment reportable segment was $13.7 million, $6.1 million and $2.6 million in the years ended December 31, 2023, 2022 and 2021, respectively. Amortization of deferred commissions included in non-GAAP loss from operations for the Segment reportable segment was $12.9 million, $10.3 million and $3.7 million in the years ended December 31, 2023, 2022 and 2021, respectively.

9. Derivatives and Hedging
As of December 31, 2023, the Company had outstanding foreign currency forward contracts designated as cash flow hedges with a total sell notional value of $228.1 million. The notional value represents the amount that will be sold upon maturity of the forward contract. As of December 31, 2023, these contracts had maturities of up to 1.4 years.
Gains and losses associated with these foreign currency forward contracts are as follows:

	Condensed Consolidated Statement of Operations and Statement of Comprehensive Loss	Year Ended December 31,
		2023	2022	2021
		(In thousands)
Gains recognized in OCI	Net change in market value of effective foreign currency forward exchange contracts	$898	$556	$294
Gains (losses) recognized in income due to instruments maturing	Cost of revenue	$2,099	$(34,862)	$(7,545)
The Company is subject to master netting agreements with certain counterparties of the foreign exchange contracts, under which it is permitted to net settle transactions of the same currency with a single net amount payable by one party to the other. It is the Company’s policy to present the derivatives at gross in its consolidated balance sheets. The Company’s foreign currency forward contracts are not subject to any credit contingent features or collateral requirements. The Company manages its exposure to counterparty risk by entering into contracts with a diversified group of major financial institutions and by actively monitoring its outstanding positions. As of December 31, 2023, the Company did not have any offsetting arrangements.
10. Right-of-Use Assets and Lease Liabilities
The Company has entered into various operating lease agreements for office space and data centers and finance lease agreements for data centers, office equipment and furniture.
As of December 31, 2023, the Company had various leased properties with remaining lease terms from 0.3 years to 5.8 years, some of which include options to extend the leases for up to 4.0 years.
As a result of the office closures described in Note 6, the Company impaired several of its ROU assets related to office leases that will no longer be used to support its ongoing operations. In the years ended December 31, 2023 and 2022, the Company recorded $34.8 million and $97.7 million impairment expense, respectively, related to these office closures, of which $24.8 million and $72.8 million, respectively, related to the affected ROU assets. The remaining impairment expense related to the associated assets in the property, plant and equipment categories. For the years ended December 31, 2023, 2022 and 2021, the Company did not have significant sublease income related to any of its subleased office leases.
Operating lease costs recorded in the accompanying consolidated statements of operations were $35.7 million, $57.8 million and $61.0 million for the years ended December 31, 2023, 2022 and 2021, respectively. Lease costs associated with short-term leases, variable leases and finance leases were not significant.
Supplemental cash flow and other information related to operating leases are as follows:

	Year Ended
	December 31,
	2023	2022
Operating cash flows paid for amounts included in operating lease liabilities (in thousands)	$65,494	$64,473
Weighted average remaining lease term (in years)	4.1	4.8
Weighted average discount rate	4.5%	4.5%

Maturities of operating lease liabilities are as follows:

As of December 31, 2023
Year Ended December 31,	(In thousands)
2024	$56,181
2025	39,120
2026	35,307
2027	27,779
2028	22,732
Thereafter	5,934
Total lease payments	187,053
Less: imputed interest	(16,411)
Total operating lease obligations	170,642
Less: current obligations	(49,872)
Long-term operating lease obligations	$120,770
11. Equity Method Investment
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

As of December 31, 2023, the Company held 44.0% equity interests in Syniverse and the carrying amount of its equity method investment recorded in the accompanying consolidated balance sheet was $593.6 million. As of December 31, 2023, the Company’s net excess investment basis was $451.6 million related to its proportionate share of the identifiable intangible assets of the investee, $41.2 million related to the associated deferred tax liability and $623.8 million related to the equity method goodwill.
As of December 31, 2022, the Company held 44.5% equity interests in Syniverse and the carrying amount of its equity method investment recorded in the accompanying consolidated balance sheet was $699.9 million. As of December 31, 2022, the Company’s net excess investment basis was $508.9 million related to its proportionate share of the identifiable intangible assets of the investee, $41.3 million related to the associated deferred tax liability and $623.8 million related to the equity method goodwill.
In the years ended December 31, 2023 and 2022, the Company recorded its proportionate share of the investee's net operating results and the amortization of the basis difference of $121.9 million and $35.3 million, respectively, as part of other expenses, net in the accompanying consolidated statements of operations. The Company also recorded $15.6 million of its proportionate share of the investee’s other comprehensive income for the year ended December 31, 2023 and $14.9 million of its proportionate share of the investee’s other comprehensive loss for the year ended December 31, 2022 in the accompanying consolidated statements of other comprehensive income (loss). Results of operations and other comprehensive income (loss) were recorded on a 90-day lag.
In conjunction with this investment, the Company and Syniverse entered into a wholesale agreement, pursuant to which Syniverse will process, route and deliver application-to-person messages originating and/or terminating between the Company’s customers and mobile network operators. The values of the transactions that occurred between the Company and Syniverse were $143.7 million for the year ended December 31, 2023 and $89.6 million for the period from the investment closing date on May 13, 2022 through December 31, 2022. These transactions were recorded as cost of revenue in the accompanying consolidated statements of operations.
12. Goodwill and Intangible Assets
Goodwill
The business reorganization activities described in Note 8 impacted the Company’s reporting unit structure and, as a result, in 2023 the Company had multiple reporting units. These changes required the Company to reallocate goodwill to its newly formed reporting units and test the goodwill for impairment on the reporting unit level immediately before and immediately after each reorganization. The Company engaged a third-party expert to assist in the valuation analysis. The Company concluded that its goodwill was not impaired immediately before and immediately after the reorganizations.

The Company estimates the fair value of its reporting units using a weighting of fair values derived from an income and a market approach. Estimating the fair value by these methods involves the use of various assumptions that the Company believes are reasonable under then current circumstances. Under the income approach, the Company determines the fair value of a reporting unit based on the present value of estimated future cash flows using the cash flow projections prepared by management. The market approach estimates the fair value based on market multiples of revenue or adjusted EBITDA, as applicable, derived from comparable publicly traded companies with similar operating and investment characteristics as the reporting unit. While these assumptions reflect management’s best estimates of future performance at the time, these estimates are inherently complex and uncertain and the Company’s actual results could differ materially from these estimates.

The following table presents the goodwill allocated to the Company’s reportable segments as of December 31, 2023 and 2022, and the changes during the period:

	Twilio Communications	Twilio Segment	Total
	(In thousands)
Balance as of December 31, 2021	$—	$—	$5,263,166
Goodwill additions related to 2021 acquisitions	—	—	25,748
Measurement period and other adjustments	—	—	(4,761)
Balance as of December 31, 2022	$—	$—	$5,284,153
Foreign currency adjustments			26
Reallocation to segments in the second quarter of 2023(1)	$4,321,130	$963,049	$—
Foreign currency adjustments	251	—	251
Goodwill divested(2)	(41,164)	—	(41,164)
Reallocation to segments in the fourth quarter of 2023(1)	656,964	(656,964)	—
Balance as of December 31, 2023	$4,937,181	$306,085	$5,243,266
____________________________________
(1) Represents reallocation of goodwill as a result of the reorganization activities, as described in Note 8.
(2) Represents goodwill related to the divestitures of the ValueFirst business and IoT asset group, as described in Note 5.

Intangible assets
Intangible assets consist of the following:

	As of December 31, 2023
	Cost	Accumulated Amortization	Net
Amortizable intangible assets:	(In thousands)
Developed technology*	$397,473	$(259,635)	$137,838
Customer relationships**	349,074	(170,511)	178,563
Supplier relationships	49,756	(26,316)	23,440
Trade names	25,968	(23,600)	2,368
Order backlog	10,000	(10,000)	—
Patent	3,968	(902)	3,066
Total amortizable intangible assets	836,239	(490,964)	345,275
Non-amortizable intangible assets:
Telecommunication licenses	4,920	—	4,920
Trademarks and other	295	—	295
Total	$841,454	$(490,964)	$350,490
____________________________________
* As a result of the impairment described in Note 6, the developed technology cost basis and the related accumulated amortization decreased by $381.1 million and $171.8 million, respectively.
** As a result of the impairment described in Note 6, the customer relationship cost basis and the related accumulated amortization decreased by $174.0 million and $97.6 million, respectively.

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
Amortization expense was $192.5 million, $206.4 million and $198.8 million for the years ended December 31, 2023, 2022 and 2021, respectively.
In the year ended December 31, 2023, the Company recorded an impairment charge related to certain of its intangible assets, as described in Note 6.

Total estimated future amortization expense is as follows:

As of December 31, 2023
Year Ended December 31,	(In thousands)
2024	$112,042
2025	107,862
2026	42,149
2027	25,330
2028	19,055
Thereafter	38,837
Total	$345,275
13. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following:

	As of December 31,
	2023	2022
	(In thousands)
Accrued payroll and related	$77,593	$79,703
Accrued bonus and commission	17,345	35,449
Accrued cost of revenue	155,721	161,455
Sales and other taxes payable	70,913	92,319
ESPP contributions	6,130	8,499
Finance lease liability	8,489	11,871
Restructuring liability	29,086	1,066
Employee sabbatical benefit accrual(1)	5,515	30,683
Accrued other expense	53,519	69,176
Total accrued expenses and other current liabilities	$424,311	$490,221
____________________________________
(1) In February 2023, the Company announced that it will sunset its employee sabbatical program. The accrued liability as of December 31, 2023 represents the accumulated benefit balance for the employees who remain eligible under this program through its termination date.

14. Long-Term Debt
Long-term debt, net, consists of the following:

	As of December 31,
	2023	2022
	(In thousands)
2029 Senior Notes
Principal	$500,000	$500,000
Unamortized discount	(4,274)	(5,001)
Unamortized issuance costs	(962)	(1,126)
Net carrying amount	494,764	493,873
2031 Senior Notes
Principal	500,000	500,000
Unamortized discount	(4,744)	(5,299)
Unamortized issuance costs	(1,067)	(1,192)
Net carrying amount	494,189	493,509
Total long-term debt, net	$988,953	$987,382
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
As of December 31, 2023, the Company was in compliance with all of its covenants under the Indenture.
15. Supplemental Balance Sheet Information
A roll‑forward of the Company’s customer credit reserve is as follows:

	As of December 31,
	2023	2022	2021
	(In thousands)
Balance, beginning of period	$33,124	$18,577	$16,783
Additions	167,044	86,303	55,937
Deductions against reserve	(166,574)	(71,756)	(54,143)
Balance, end of period	$33,594	$33,124	$18,577

16. Revenue by Geographic Area and Groups of Similar Products
Revenue by geographic area is based on the IP address or the mailing address at the time of registration. The following table sets forth revenue by geographic area:

	Year Ended December 31,
	2023	2022	2021(1)
Revenue by geographic area:	(In thousands)
United States	$2,757,470	$2,510,525	$1,927,302
International	1,396,475	1,315,796	914,537
Total	$4,153,945	$3,826,321	$2,841,839

Percentage of revenue by geographic area:
United States	66%	66%	68%
International	34%	34%	32%
The following table sets forth long-lived assets by geographic area:

	As of December 31,
	2023	2022
Long-lived assets by geographic area:	(In thousands)
United States	$99,368	$178,624
International	39,644	54,473
Total	$139,012	$233,097
Percentage of long-lived assets by geographic area:
United States	71%	77%
International	29%	23%
The following table sets forth revenue by groups of similar products:

	Year Ended December 31,
	2023	2022(1)	2021(1)
Revenue by groups of similar products:	(In thousands)
Twilio Communications:
Messaging	$2,184,752	$2,066,300	$1,416,265
Voice	511,728	474,790	428,484
Email and Marketing Campaigns	440,185	399,314	330,627
Other	722,028	609,683	465,498
Total Twilio Communications	3,858,693	3,550,087	2,640,874
Twilio Segment	295,252	276,234	200,965
Total	$4,153,945	$3,826,321	$2,841,839
____________________________________
(1) Prior year amounts were reclassified to conform to the current year presentation. The current year presentation follows the
Company’s reportable segment structure, as described further in Note 8.
17. Commitments and Contingencies

(a)Lease and Other Commitments
The Company entered into various non-cancelable operating lease agreements for its facilities. Refer to Note 10 for additional detail on the Company's operating lease commitments.

Additionally, the Company has contractual commitments with its cloud infrastructure providers, network service providers and other vendors that are noncancellable and expire within one to three years. In the year ended December 31, 2023, the Company entered into several such agreements with terms of up to three years for a total purchase commitment of $103.8 million. Future minimum payments under these noncancellable purchase commitments are summarized in the table below. Unrecognized tax benefits are not included in these amounts because any amounts expected to be settled in cash are not significant:

As of December 31, 2023
Year Ending December 31,	(In thousands)
2024	$254,547
2025	241,056
2026	231,803
Total payments	$727,406
(b)Legal Matters
From time to time, the Company may be subject to legal actions, claims, and government investigations or inquiries arising in the ordinary course of business. These matters may include, but are not limited to, matters involving privacy, data protection, data security, intellectual property, competition, telecommunications, consumer protection, taxation, securities, employment, and contractual rights. While the Company currently believes that the final outcomes of these matters will not have a material adverse effect on its business, the results of any current or future litigation cannot be predicted with certainty, and regardless of the outcome, litigation can have an adverse impact on the Company because of defense and settlement costs, diversion of management resources and other factors.
The Company accrues for contingencies when the Company believes that a loss is probable and that it can reasonably estimate the amount of any such loss. To the extent there is a reasonable possibility that a loss exceeding amounts already recognized may be incurred and the amount of such additional loss would be material, the Company will either disclose the estimated additional loss or state that such an estimate cannot be made. Significant judgment is required to determine the probability of a loss and to estimate the amount of any probable loss.
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
On May 27, 2021, the Company filed a lawsuit against San Francisco in San Francisco Superior Court challenging the assessments. The parties agreed to a settlement agreement that was approved by San Francisco’s Board of Supervisors and Mayor on November 7, 2023 and November 9, 2023, respectively, pursuant to which San Francisco paid the Company $18.0 million in November 2023 in settlement of the Company’s claims. The related impacts to the consolidated balance sheet as of December 31, 2023 and statement of operations for the year ended December 31, 2023 were not significant.
(c)Indemnification Agreements
In the ordinary course of business and in connection with its financing and business combination transactions, the Company enters into contractual arrangements under which it agrees to provide indemnification of varying scope and terms to business partners, customers and other parties with respect to certain matters, including, but not limited to, losses arising out of the breach of such agreements, intellectual property infringement claims made by third parties and other liabilities relating to or arising from the Company’s products or its acts or omissions.

The Company has also signed indemnification agreements with all of its board members and executive officers and certain employees that may require the Company to indemnify them for certain events in connection with their services to the Company or its direct or indirect subsidiaries.

As of December 31, 2023 and 2022, no amounts were accrued related to any outstanding indemnification agreements.
(d)Other Taxes
The Company conducts operations in many tax jurisdictions within and outside the United States. In many of these jurisdictions, non-income-based taxes, such as sales, use, telecommunications and other local taxes are assessed on the Company’s operations. The Company carries reserves for certain of its non-income-based tax exposures in certain jurisdictions when it is both probable that a liability was incurred and the amount of the exposure can be reasonably estimated. These reserves are based on estimates which include several key assumptions including, but not limited to, the taxability of the Company’s services, the jurisdictions in which its management believes it had nexus and the sourcing of revenues to those jurisdictions.
The Company continues to remain in discussions with certain jurisdictions regarding its prior sales and other taxes that it may owe. In the event any of these jurisdictions disagree with management’s assumptions and analysis, the assessment of the Company’s tax exposure could differ materially from management’s current estimates.
As of December 31, 2023, the liabilities recorded for the non-income-based taxes were $18.0 million for domestic jurisdictions and $22.2 million for jurisdictions outside of the United States. As of December 31, 2022, these liabilities were $29.1 million and $20.6 million, respectively.
18. Stockholders' Equity
Preferred Stock
As of December 31, 2023 and 2022, the Company had authorized 100,000,000 shares of preferred stock, par value $0.001, of which no shares were issued and outstanding.
Common Stock
As of December 31, 2023, the Company had authorized 1,000,000,000 shares of Class A common stock and 3,170,181 shares of Class B common stock, each par value of $0.001 per share. As of December 31, 2023, 181,945,771 shares of Class A common stock and no shares of Class B common stock were issued and outstanding.
As of December 31, 2022, the Company had authorized 1,000,000,000 shares of Class A common stock and 100,000,000 shares of Class B common stock, each par value of $0.001 per share. As of December 31, 2022, 176,358,104 shares of Class A common stock and 9,617,605 shares of Class B common stock were issued and outstanding.
The Company had reserved shares of common stock for issuance as follows:

	As of December 31,
	2023	2022
Stock options issued and outstanding	1,722,861	2,277,379
Unvested restricted stock units issued and outstanding	18,755,538	15,414,997
Shares of Class A common stock reserved for Twilio.org	442,041	530,449
Stock-based awards available for grant under 2016 Plan	19,869,260	19,851,399
Shares of Class A common stock reserved for issuance pursuant to ESPP	8,541,701	7,648,429
Total	49,331,401	45,722,653

Share Repurchase Program
In February 2023, the board of directors of the Company authorized the repurchase of up to $1.0 billion in aggregate value of its outstanding Class A common stock through a share repurchase program. Repurchases under this program can be made through open market, private transactions or other means, in compliance with applicable federal securities laws, and could include repurchases pursuant to the Rule 10b5-1 trading plans. The Company has discretion in determining the conditions under which shares may be repurchased from time to time. The program expires on December 31, 2024.
During the year ended December 31, 2023, the Company repurchased 11.3 million shares of its Class A common stock for an aggregate purchase price of $672.1 million. As of December 31, 2023, approximately $327.9 million of the originally authorized amount remained available for future repurchases.
Public Equity Offerings
In February 2021, the Company completed a public equity offering in which it sold 4,312,500 shares of its Class A common stock at a public offering price of $409.60 per share. The Company received total proceeds of $1.8 billion, net of underwriting discounts and offering expenses paid by the Company.
19. Stock-Based Compensation
2008 Stock Option Plan
In connection with the Company’s initial public offering on June 22, 2016, the 2008 Stock Option Plan, as amended and restated (the “2008 Plan”), was terminated and, accordingly, no shares were available for issuance after the termination. As of December 31, 2023 and 2022, all remaining outstanding stock options granted under the 2008 Plan were vested and exercisable and continue to be governed by the provisions of this plan.
2016 Stock Option Plan
The Company’s 2016 Stock Option and Incentive Plan (the “2016 Plan”) became effective on June 21, 2016. The 2016 Plan provides for the grant of ISOs, NSOs, restricted stock, RSUs, stock appreciation rights, unrestricted stock awards, performance share awards, dividend equivalent rights and cash-based awards to employees, directors and consultants of the Company. A total of 11,500,000 shares of the Company’s Class A common stock were initially reserved for issuance under the 2016 Plan. These available shares automatically increase each January 1, beginning on January 1, 2017, by 5% of the number of shares of the Company’s Class A and Class B common stock outstanding on the immediately preceding December 31, or such lesser number of shares as determined by the Company’s compensation committee. On January 1, 2023 and 2022, the shares available for grant under the 2016 Plan were automatically increased by 9,298,785 shares and 9,023,405 shares, respectively.
Under the 2016 Plan, the stock options are granted at a price per share not less than 100% of the fair market value per share of the underlying common stock on the date of grant.
SendGrid 2009, 2012 and 2017 Stock Incentive Plans
In connection with its acquisition of SendGrid, the Company assumed and replaced all stock options and restricted stock units of the continuing employees issued under SendGrid’s 2009, 2012 and 2017 Stock Incentive Plans that were unvested and outstanding on the date of acquisition. The assumed equity awards continue to vest and are governed by the provisions of their respective plans. Additionally, the Company assumed shares of SendGrid common stock that were reserved and available for issuance under SendGrid's 2017 Equity Incentive Plan, on an as converted basis. These shares were utilized for equity grants under the Company’s 2016 Plan in the post-acquisition period, to the extent permitted by New York Stock Exchange rules.
Segment 2013 Stock Incentive Plan
In connection with its acquisition of Segment, the Company assumed and replaced all stock options and restricted stock units of the continuing employees issued under Segment’s 2013 Stock Incentive Plan (“Segment Plan”) that were unvested and outstanding on the acquisition date. The assumed equity awards continue to vest and are governed by the provisions of the Segment Plan.

Zipwhip 2008 Stock Plan and 2018 Equity Incentive Plan
In connection with its acquisition of Zipwhip, the Company assumed and replaced all stock options and restricted stock units of the continuing employees issued under Zipwhip’s Amended and Restated 2008 Stock Plan and 2018 Equity Incentive Plan (“Zipwhip Plans”) that were unvested and outstanding on the acquisition date. The assumed equity awards continue to vest and are governed by the provisions of the Zipwhip Plans.
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
2016 Employee Stock Purchase Plan
The Company’s 2016 ESPP was effective on June 21, 2016. A total of 2,400,000 shares of the Company’s Class A common stock were initially reserved for issuance under the 2016 ESPP. These available shares automatically increase each January 1, beginning on January 1, 2017, by the lesser of 1,800,000 shares of the Company's Class A common stock, 1% of the number of shares of the Company’s Class A and Class B common stock outstanding on the immediately preceding December 31 or such lesser number of shares as determined by the Company’s compensation committee. On each of January 1, 2023 and 2022, the shares available for grant under the 2016 ESPP were automatically increased by 1,800,000 shares.
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
As of December 31, 2023, total unrecognized compensation cost related to the 2016 ESPP was not significant.
Stock-options and restricted stock units and awards activity under the Company’s equity incentive plans is as follows:
Stock Options

	Number of options outstanding	Weighted- average exercise price (Per share)	Weighted- average remaining contractual term (In years)	Aggregate intrinsic value (In thousands)
Outstanding options as of December 31, 2022	2,277,379	$75.54	5.32	$39,167
Exercised	(366,456)	$20.18
Forfeited and canceled	(188,062)	$223.76
Outstanding options as of December 31, 2023	1,722,861	$71.13	4.45	$56,007
Options vested and exercisable as of December 31, 2023	1,567,840	$63.06	4.10	$55,831

	Year Ended December 31,
	2023	2022	2021
	(In thousands, except per share amounts)
Aggregate intrinsic value of stock options exercised (1)	$15,242	$80,839	$508,539
Total estimated grant date fair value of options vested	$28,619	$77,403	$138,851
Weighted-average grant date fair value per share of options granted	$—	$50.66	$216.29
____________________________________
(1) Aggregate intrinsic value represents the difference between the fair value of the Company’s Class A common stock as reported on the New York Stock Exchange and the exercise price of outstanding “in-the-money” options.
As of December 31, 2023, total unrecognized compensation cost related to all unvested stock options was not significant.

Restricted Stock Units

	Number of awards outstanding	Weighted- average grant date fair value (Per share)	Aggregate intrinsic value (In thousands)
Unvested RSUs as of December 31, 2022	15,414,997	$130.97	$754,718
Granted	14,716,790	$65.73
Vested	(5,939,641)	$116.30
Forfeited and canceled	(5,436,608)	$120.16
Unvested RSUs as of December 31, 2023	18,755,538	$87.56	$1,422,983
In March 2022, the Company granted 919,289 shares of performance-based restricted stock units (“PSU”) to certain of its executive employees. These awards activity is included in the table above. The PSUs were granted with a grant date fair value per share of $157.44 and an aggregate grant date fair value of $144.7 million. The Company estimated the fair value of these awards based on the closing price of its Class A common stock on the date of grant. Each PSU award consisted of three tranches that vest separately over distinct service periods if its respective performance targets, as defined in the grant agreements, are achieved in the respective periods. The final vesting is determined by the Company’s Compensation Committee subsequent to the completion of the vesting period. The vesting of the first tranche was based on achievement of revenue growth targets with respect to the year ended December 31, 2022. The vesting of the second and third tranches was based on both (a) revenue growth targets and (b) profitability targets achievement with respect to each of the years ended December 31, 2023 and 2024. If performance targets are not achieved, the related tranches are forfeited. Vesting of these performance-based restricted stock unit awards can range up to 100% above the target based on levels of performance and is recorded in stock-based compensation expense in the year during which each tranche vests.
As of December 31, 2023, total unrecognized compensation cost related to unvested RSUs was $1.5 billion, which will be amortized over a weighted-average period of 2.7 years.
Valuation Assumptions
The Company did not grant stock options in the year ended December 31, 2023. The Company used the following assumptions in the Black-Scholes option pricing model to estimate the fair value of the employee stock options:

	Year Ended December 31,
Employee Stock Options:	2022	2021
Fair value of common stock	$85.17	$268.55 - $409.21
Expected term (in years)	6.02	0.30 - 6.39
Expected volatility	61.6%	42.9% - 61.5%
Risk-free interest rate	3.3%	0.1% - 1.4%
Dividend rate	—%	—%
The Company used the following assumptions in the Black-Scholes option pricing model to estimate the fair value of the purchase rights issued under the 2016 ESPP:

	Year Ended December 31,
Employee Stock Purchase Plan:	2023	2022	2021
Fair value of common stock	$47.36 - $61.55	$50.81 - $99.68	$297.20 - $310.80
Expected term (in years)	0.50	0.50	0.50
Expected volatility	45.8% - 57.1%	73.2% - 97.3%	46.4% - 58.7%
Risk-free interest rate	5.3% - 5.4%	1.5% - 4.5%	—% - 0.1%
Dividend rate	—%	—%	—%

Stock-Based Compensation Expense
The Company recorded stock-based compensation expense as follows:

	Year Ended December 31,
	2023	2022	2021
	(In thousands)
Cost of revenue	$26,343	$21,136	$14,074
Research and development	331,526	374,846	258,672
Sales and marketing	183,389	240,109	213,351
General and administrative	121,584	148,194	146,188
Restructuring costs	13,015	14,275	—
Total	$675,857	$798,560	$632,285
20. Net Loss Per Share Attributable to Common Stockholders
The following table sets forth the calculation of basic and diluted net loss per share attributable to common stockholders during the periods presented:

	Year Ended December 31,
	2023	2022	2021
Net loss attributable to common stockholders (in thousands)	$(1,015,441)	$(1,256,145)	$(949,900)
Weighted-average shares used to compute net loss per share attributable to common stockholders, basic and diluted	183,327,844	182,994,038	174,180,465
Net loss per share attributable to common stockholders, basic and diluted	$(5.54)	$(6.86)	$(5.45)
The following outstanding shares of common stock equivalents were excluded from the calculation of the diluted net loss per share attributable to common stockholders because their effect would have been anti-dilutive:

	As of December 31,
	2023	2022	2021
Stock options issued and outstanding	1,722,861	2,277,379	3,351,313
Unvested restricted stock units issued and outstanding	18,755,538	15,414,997	6,475,700
Shares of Class A common stock reserved for Twilio.org	442,041	530,449	618,857
Shares of Class A common stock committed under ESPP	426,199	766,334	147,947
Shares of Class A common stock in escrow	31,503	31,503	75,506
Shares of Class A common stock in escrow and restricted stock awards subject to future vesting	3,771	56,237	235,054
Total	21,381,913	19,076,899	10,904,377
21. Income Taxes
The following table presents domestic and foreign components of loss before income taxes for the periods presented:

	Year Ended December 31,
	2023	2022	2021
	(In thousands)
United States	$(816,089)	$(1,021,208)	$(737,360)
International	(180,640)	(222,424)	(223,569)
Loss before (provision for) benefit from income taxes	$(996,729)	$(1,243,632)	$(960,929)

Provision for (benefit from) income taxes consists of the following:

	Year Ended December 31,
	2023	2022	2021
Current:	(In thousands)
Federal	$2,567	$3,928	$122
State	1,533	4,100	420
Foreign	31,354	17,450	8,274
Total	35,454	25,478	8,816
Deferred:
Federal	(1,337)	(5,155)	(13,772)
State	(208)	(818)	(4,083)
Foreign	(15,197)	(6,992)	(1,990)
Total	(16,742)	(12,965)	(19,845)
Provision for (benefit from) income taxes	$18,712	$12,513	$(11,029)
The following table presents a reconciliation of the statutory federal tax rate and the Company's effective tax rate:

	Year Ended December 31,
	2023	2022	2021
Tax at federal statutory rate	21%	21%	21%
State tax, net of federal benefit	3	3	8
Stock-based compensation	(7)	(7)	16
Credits	2	1	4
Foreign rate differential	1	(2)	(1)
Change in valuation allowance	(23)	(17)	(46)
Other	1	(1)	—
Effective tax rate	(2)%	(2)%	2%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The following table presents the significant components of the Company's deferred tax assets and liabilities:

	As of December 31,
	2023	2022
Deferred tax assets:	(In thousands)
Net operating loss carryforwards	$983,652	$959,864
Accruals and reserves	52,750	47,986
Stock-based compensation	29,572	37,981
Research and development credits	177,109	159,604
Intangibles	135,564	135,500
Capitalized research and development expenses	231,819	219,176
Lease liability	44,682	60,795
Unrealized losses on marketable securities	—	32,108
Investments and other basis differences	51,368	11,952
Other	31,852	24,878
Gross deferred tax assets	1,738,368	1,689,844
Valuation allowance	(1,533,933)	(1,357,300)
Net deferred tax assets	204,435	332,544
Deferred tax liabilities:
Capitalized software	(36,109)	(36,552)
Prepaid expenses	(1,073)	(1,587)
Acquired intangibles	(81,415)	(202,778)
Right-of-use asset	(19,964)	(35,734)
Deferred commissions	(50,703)	(59,675)
Net deferred tax asset (liability)	$15,171	$(3,782)
The following table summarizes the Company’s tax carryforwards, carryovers and credits:

	As of December 31, 2023	Expiration Date (If not utilized)
	(In thousands)
Federal tax credits	$147,500	Various dates beginning in 2037
Federal net operating loss carryforwards	$3,444,800	Indefinite
State net operating loss carryforwards	$2,640,300	Various dates beginning in 2026
State tax credits	$120,300	Indefinite
Foreign net operating loss carryforwards	$1,011,800	Indefinite
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
At present, the Company does not believe that it is more likely than not that the federal, state and foreign net deferred tax assets will be realized, and accordingly, a valuation allowance has been established. The valuation allowance increased by approximately $176.6 million and $220.5 million during the years ended December 31, 2023 and 2022, respectively.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Year Ended December 31,
	2023	2022	2021
	(In thousands)
Unrecognized tax benefit, beginning of year	$228,966	$223,380	$191,183
Gross increases for tax positions of prior years	3,427	3,250	3,496
Gross decreases for tax positions of prior years	(5,130)	(705)	(10,693)
Gross increases for tax positions of current year	7,754	4,081	39,394
Lapse of statute of limitations	(1,239)	(1,040)	—
Unrecognized tax benefit, end of year	$233,778	$228,966	$223,380
As of December 31, 2023, the Company had approximately $233.8 million of unrecognized tax benefits. If the $233.8 million is recognized, $5.1 million would affect the effective tax rate. The remaining amount would be offset by the reversal of related deferred tax assets which are subject to a full valuation allowance.
The Company recognizes interest and penalties, if any, related to uncertain tax positions in its income tax provision. As of December 31, 2023, 2022 and 2021, such amounts are not significant.
The Company does not anticipate any significant changes within 12 months of December 31, 2023, in its uncertain tax positions that would be material to its consolidated financial statements taken as a whole because nearly all of the unrecognized tax benefit has been offset by a deferred tax asset, which has been reduced by a valuation allowance.
The Company files U.S. federal income tax returns as well as income tax returns in many U.S. states and foreign jurisdictions. As of December 31, 2023, the tax years 2008 through the current period remain open to examination by the major jurisdictions in which the Company is subject to tax. Years outside the normal statute of limitation remain open to audit by tax authorities due to tax attributes generated in those early years, which have been carried forward and may be audited in subsequent years when utilized. The Company is fully reserved for all open U.S. federal, state and local, or non-U.S. income tax examinations by any tax authorities.
On June 7, 2019, a three-judge panel from the U.S. Court of Appeals for the Ninth Circuit overturned the U.S. Tax Court's decision in Altera Corp. v. Commissioner and upheld the portion of the Treasury regulations under Section 482 of the Internal Revenue Code that requires related parties in a cost-sharing arrangement to share expenses related to share-based compensation. As a result of this decision, the Company's gross unrecognized tax benefits increased to reflect the impact of including share-based compensation in cost-sharing arrangements. On July 22, 2019, Altera filed a petition for a rehearing before the full Ninth Circuit and the request was denied on November 12, 2019. On February 10, 2020, Altera filed a petition to appeal the decision to the Supreme Court and on June 22, 2020 the Supreme Court denied the petition. There is no impact on the Company’s effective tax rate for years ended December 31, 2023 and 2022 due to a full valuation allowance against its deferred tax assets. We will continue to monitor future developments and their potential effects on our consolidated financial statements.
The provision for and benefit from income taxes recorded in the years ended December 31, 2023 and 2022, respectively, consist primarily of income taxes, withholding taxes in foreign jurisdictions in which the Company conducts business and the tax benefit related to the release of valuation allowance from acquisitions. The Company’s U.S. operations have been in a loss position and the Company maintains a full valuation allowance against its U.S. deferred tax assets.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Annual Report on Form 10-K.

Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of December 31, 2023, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
Management's Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting is a process designed under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S generally accepted accounting principles.
Under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer and oversight of the board of directors, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2023, based on the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2023.
The effectiveness of our internal control over financial reporting as of December 31, 2023 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included in Part II, Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended December 31, 2023, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Inherent Limitations on Effectiveness of Controls
Our management, including our Chief Executive Officer and our Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the organization have been detected. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost‑effective control system, misstatements due to error or fraud may occur and not be detected.
Item 9B. Other Information
Securities Trading Plans of Directors and Executive Officers
During the three months ended December 31, 2023, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (each as defined in Item 408 of Regulation S-K).
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated by reference to our Proxy Statement relating to our 2024 Annual Meeting of Stockholders (the “Proxy Statement”). The Proxy Statement will be filed with the SEC within 120 days of the year ended December 31, 2023.
Our board of directors has adopted a code of conduct that applies to all officers, directors and employees, which is available on our website at (investors.twilio.com) under “Governance.” We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding amendments to, or waiver from, a provision of our code of conduct by posting such information on the website address and location specified above.
Item 11. Executive Compensation
The information required by this item is incorporated by reference to the Proxy Statement to be filed with the SEC within 120 days of the year ended December 31, 2023.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated by reference to the Proxy Statement to be filed with the SEC within 120 days of the year ended December 31, 2023.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference to the Proxy Statement to be filed with the SEC within 120 days of the year ended December 31, 2023.
Item 14. Principal Accountant Fees and Services
The information required by this item is incorporated by reference to the Proxy Statement to be filed with the SEC within 120 days of the year ended December 31, 2023.
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

EXHIBIT INDEX

Exhibit Number		Incorporated by Reference
	Description	Form	File No.	Exhibit	Filing Date
2.1	Agreement and Plan of Merger and Reorganization, dated as of May 16, 2021, by and among Twilio Inc., Zeus Merger Sub I, Inc., Zeus Merger Sub II, LLC, Zipwhip, Inc. and Fortis Advisors LLC	10-Q	001-37806	2.1	July 30, 2021
2.2	Agreement and Plan of Reorganization, dated as of October 12, 2020, by and among Twilio Inc., Scorpio Merger Sub, Inc., Segment,io, Inc., and Shareholder Representative Services LLC	S-3	333-249889	2.1	November 5, 2020
3.1	Amended and Restated Certificate of Incorporation of Twilio Inc.	S-1/A	333-211634	3.1	June 13, 2016
3.2	Third Amended and Restated Bylaws of Twilio Inc.	8-K	001-37806	3.1	February 9, 2024
3.3	Certificate of Retirement of Class B Common Stock of Twilio Inc, dated as of June 28, 2023	8-K	001-37806	3.1	June 29, 2023
4.1	Form of Class A Common Stock Certificate of Twilio Inc.	S-1	333-211634	4.1	May 26, 2016
4.2	Indenture, dated as of March 9, 2021 by and between Twilio Inc. and U.S. Bank National Association, as Trustee	8-K	001-37806	4.1	March 9, 2021
4.3	First Supplemental Indenture, dated as of March 9, 2021, between Twilio Inc. and U.S. Bank National Association, as Trustee	8-K	001-37806	4.2	March 9, 2021
4.4	Form of 3.625% Senior Notes due 2029	8-K	001-37806	4.3	March 9, 2021
4.5	Form of 3.875% Senior Notes due 2031	8-K	001-37806	4.4	March 9, 2021
4.6	Description of the Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934				Filed herewith
10.1*	Form of Indemnification Agreement	10-K	001-37806	10.1	February 26, 2021
10.2*	Twilio Inc. Amended and Restated 2008 Stock Option Plan and forms of Stock Option Agreement and form of Stock Option Grant Notice	10-K	001-37806	10.2	February 26, 2021
10.3*	Twilio Inc. Amended and Restated 2016 Stock Option and Incentive Plan, and forms of agreements thereunder	10-K	001-37806	10.3	February 26, 2021
10.4*	Twilio Inc. 2019 France Sub-Plan to the 2016 Stock Option and Incentive Plan	10-Q	001-37806	10.2	October 31, 2019
10.5*	Cash-Based Award Agreement for Company Employees under the Twilio Inc. 2016 Stock Option and Incentive Plan	8-K	001-37806	10.1	February 22, 2023
10.6*	Twilio Inc. Amended and Restated Non-Employee Director Compensation Policy	10-Q	001-37806	10.1	November 4, 2022
10.7*	Twilio Inc. Amended and Restated 2016 Employee Stock Purchase Plan	10-Q	001-37806	10.1	October 31, 2019
10.8	Twilio Inc. Amended Chief Executive Officer Severance Plan	8-K	001-37806	10.2	February 22, 2023
10.9*	Twilio Inc. Senior Executive Severance Plan	8-K	001-37806	10.3	February 22, 2023
10.10*	Twilio Inc. Non-Employee Directors’ Deferred Compensation Program and forms thereunder	10-Q	001-37806	10.6	May 10, 2023
10.11*	Twilio Inc. Executive Incentive Compensation Plan	8-K	001-37806	10.1	December 1, 2023
10.12*	Offer Letter with Dana Wagner, dated as of October 7, 2021	10-K	001-37806	10.17	February 22, 2022
10.13*	Offer Letter with Elena Donio, dated as of April 28, 2022	10-Q	001-37806	10.1	August 5, 2022
10.14*	Offer Letter with Aidan Viggiano, dated February 10, 2023	10-K	001-37806	10.14	February 27, 2023
10.15*	Separation Agreement and Release with Jeff Lawson, dated as of January 7, 2024	8-K	001-37806	10.2	January 8, 2024
10.16*	Offer Letter with Khozema Shipchandler, dated as of January 7, 2024	8-K	001-37806	10.1	January 8, 2024
10.17	Sublease, dated as of August 30, 2018, by and between Salesforce.com, Inc. and Twilio Inc.	10-Q	001-37806	10.1	November 8, 2018
10.18	Consent to Sublease Agreement, dated as of September 25, 2018, by and among Hudson Rincon Center, LLC, Salesforce.com Inc. and Twilio Inc.	10-Q	001-37806	10.2	November 8, 2018
10.19†	Framework Agreement, dated as of February 26, 2021, by and among Twilio Inc., Carlyle Partners V Holdings, L.P. and Syniverse Corporation	10-Q	001-37806	10.1	May 6, 2021
10.20	Framework Agreement Letter Agreement, dated as of August 16, 2021, by and among Twilio Inc., Carlyle Partners V Holdings, L.P. and Syniverse Corporation	8-K	001-37806	2.1	August 17, 2021
10.21	Second Framework Agreement Letter Agreement, dated as of May 13, 2022, by and among Twilio Inc., Carlyle Partners V Holdings, L.P. and Syniverse Corporation	8-K	001-37806	2.1	May 16, 2022
21.1	List of Subsidiaries of Twilio Inc.				Filed herewith
23.1	Consent of KPMG, LLP, Independent Registered Public Accounting Firm				Filed herewith
24.1	Power of Attorney (included in signature page hereto)				Filed herewith

Exhibit Number		Incorporated by Reference
	Description	Form	File No.	Exhibit	Filing Date
31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				Filed herewith
31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				Filed herewith
32.1**	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				Furnished herewith
97.1	Twilio Inc. Compensation Recovery Policy				Filed herewith
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document				Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document.				Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.				Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.				Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.				Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.				Filed herewith
104	Cover Page with Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101).
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

TWILIO INC.

By: /s/ KHOZEMA Z. SHIPCHANDLER
Khozema Z. Shipchandler
Chief Executive Officer

POWER OF ATTORNEY
Each person whose signature appears below constitutes and appoints Khozema Z. Shipchandler, Aidan Viggiano and Dana R. Wagner, and each of them, as his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his or her substitutes, may lawfully do or cause to be done by virtue thereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

February 27, 2024	/s/ KHOZEMA Z. SHIPCHANDLER
Khozema Z. Shipchandler Director and Chief Executive Officer (Principal Executive Officer)

February 27, 2024	/s/ AIDAN VIGGIANO
Aidan Viggiano Chief Financial Officer (Principal Accounting and Financial Officer)

February 27, 2024	/s/ CHARLIE BELL
Charlie Bell Director

February 27, 2024	/s/ BYRON B. DEETER
Byron B. Deeter Director

February 27, 2024	/s/ DONNA L. DUBINSKY
Donna L. Dubinsky Director

February 27, 2024	/s/ JEFF EPSTEIN
Jeff Epstein Director

February 27, 2024	/s/ JEFFREY R. IMMELT
Jeffrey R. Immelt Director

February 27, 2024	/s/ DEVAL L. PATRICK
Deval L. Patrick Director

February 27, 2024	/s/ ERIKA ROTTENBERG
Erika Rottenberg Director

February 27, 2024	/s/ MIYUKI SUZUKI
Miyuki Suzuki Director