Form 10-Q
period 2024-03-31
TWILIO INC
filed 2024-05-08
CIK 1447669

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________
FORM 10-Q
_____________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024

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

As of May 1, 2024, 171,171,739 shares of the registrant’s Class A common stock were outstanding.
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

TWILIO INC.
Quarterly Report on Form 10-Q
For the Three Months Ended March 31, 2024

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
TWILIO INC.
Condensed Consolidated Balance Sheets
(Unaudited)

	As of March 31,	As of December 31,
	2024	2023
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$672,595	$655,931
Short-term marketable securities	3,154,005	3,356,064
Accounts receivable, net	540,932	562,773
Prepaid expenses and other current assets	310,063	329,204
Total current assets	4,677,595	4,903,972
Property and equipment, net	201,273	209,639
Operating right-of-use assets	68,887	73,959
Equity method investment	568,145	593,582
Intangible assets, net	321,501	350,490
Goodwill	5,243,266	5,243,266
Other long-term assets	208,622	234,799
Total assets	$11,289,289	$11,609,707
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$82,194	$119,615
Accrued expenses and other current liabilities	442,133	424,311
Deferred revenue and customer deposits	142,372	144,499
Operating lease liability, current	47,904	49,872
Total current liabilities	714,603	738,297
Operating lease liability, noncurrent	110,267	120,770
Finance lease liability, noncurrent	6,960	9,191
Long-term debt, net	989,356	988,953
Other long-term liabilities	20,373	19,944
Total liabilities	1,841,559	1,877,155
Commitments and contingencies (Note 11)
Stockholders' equity:
Preferred stock	—	—
Class A common stock	177	182
Additional paid-in capital	14,960,837	14,797,723
Accumulated other comprehensive (loss) income	(4,941)	619
Accumulated deficit	(5,508,343)	(5,065,972)
Total stockholders’ equity	9,447,730	9,732,552
Total liabilities and stockholders’ equity	$11,289,289	$11,609,707
See accompanying notes to condensed consolidated financial statements.

TWILIO INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
	March 31,
	2024	2023
	(In thousands, except share and per share amounts)
Revenue	$1,047,050	$1,006,564
Cost of revenue	503,009	515,874
Gross profit	544,041	490,690
Operating expenses:
Research and development	251,615	238,595
Sales and marketing	214,018	259,885
General and administrative	111,966	112,568
Restructuring costs	9,946	121,942
Impairment of long-lived assets	—	21,784
Total operating expenses	587,545	754,774
Loss from operations	(43,504)	(264,084)
Other expenses, net:
Share of losses from equity method investment	(29,575)	(30,419)
Impairment of strategic investments	—	(46,154)
Other income, net	27,918	8,985
Total other expenses, net	(1,657)	(67,588)
Loss before provision for income taxes	(45,161)	(331,672)
Provision for income taxes	(10,188)	(10,467)
Net loss attributable to common stockholders	$(55,349)	$(342,139)
Net loss per share attributable to common stockholders, basic and diluted	$(0.31)	$(1.84)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	181,017,726	186,403,349
See accompanying notes to condensed consolidated financial statements.

TWILIO INC.
Condensed Consolidated Statements of Comprehensive (Loss) Income
(Unaudited)

	Three Months Ended
	March 31,
	2024	2023
	(In thousands)
Net loss	$(55,349)	$(342,139)
Other comprehensive (loss) income:
Unrealized (loss) gain on marketable securities	(5,193)	30,750
Foreign currency translation	—	483
Net change in market value of effective foreign currency forward exchange contracts	(4,505)	3,335
Share of other comprehensive income from equity method investment	4,138	14,648
Total other comprehensive (loss) income	(5,560)	49,216
Comprehensive loss attributable to common stockholders	$(60,909)	$(292,923)
See accompanying notes to condensed consolidated financial statements.

TWILIO INC.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Common Stock Class A		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
	(In thousands, except share amounts)
Balance as of December 31, 2023	181,945,771	$182	$14,797,723	$619	$(5,065,972)	$9,732,552
Net loss	—	—	—	—	(55,349)	(55,349)
Exercises of vested stock options	43,835	—	421	—	—	421
Vesting of restricted stock units	1,615,930	1	(1)	—	—	—
Value of equity awards withheld for tax liability	(26,757)	—	(1,918)	—	—	(1,918)
Shares of Class A common stock issued and donated to charity	22,102	—	1,295	—	—	1,295
Shares returned from escrow	(696)	—	(192)	—	—	(192)
Unrealized loss on marketable securities	—	—	—	(5,193)	—	(5,193)
Repurchases of shares of Class A common stock including related costs	(6,128,298)	(6)	—	—	(387,022)	(387,028)
Net change in market value of effective foreign currency forward exchange contracts	—	—	—	(4,505)	—	(4,505)
Share of other comprehensive income from equity method investment	—	—	—	4,138	—	4,138
Stock-based compensation	—	—	161,061	—	—	161,061
Stock-based compensation - restructuring	—	—	2,448	—	—	2,448
Balance as of March 31, 2024	177,471,887	$177	$14,960,837	$(4,941)	$(5,508,343)	$9,447,730
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

TWILIO INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:	(In thousands)
Net loss	$(55,349)	$(342,139)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	53,318	71,393
Non-cash reduction to the right-of-use asset	5,076	8,574
Net amortization of investment premium and discount	(6,029)	3,515
Impairment of long-lived assets	—	21,784
Stock-based compensation including restructuring	158,606	170,799
Amortization of deferred commissions	18,829	17,865
Provision for doubtful accounts	6,204	7,220
Share of losses from equity method investment	29,575	30,419
Impairment of strategic investments	—	46,154
Other adjustments	4,996	9,746
Changes in operating assets and liabilities:
Accounts receivable	15,637	(35,215)
Prepaid expenses and other current assets	16,901	(51,438)
Other long-term assets	6,859	(21,481)
Accounts payable	(37,762)	66
Accrued expenses and other current liabilities	(12,447)	(19,130)
Deferred revenue and customer deposits	(2,127)	(2,611)
Operating lease liabilities	(12,470)	(13,651)
Other long-term liabilities	306	264
Net cash provided by (used in) operating activities	190,123	(97,866)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities and other investments	(435,590)	(136,119)
Proceeds from sales and maturities of marketable securities	638,185	355,195
Capitalized software development costs	(11,154)	(9,860)
Purchases of long-lived and intangible assets	(1,671)	(6,751)
Net cash provided by investing activities	189,770	202,465
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on debt and finance leases	(4,832)	(7,353)
Value of equity awards withheld for tax liabilities	(1,918)	(2,456)
Repurchases of shares of Class A common stock and related costs	(356,900)	(114,993)
Proceeds from exercises of stock options	421	3,264
Net cash used in financing activities	(363,229)	(121,538)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	39
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	16,664	(16,900)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—Beginning of period	655,931	656,078
CASH, CASH EQUIVALENTS AND RESTRICTED CASH —End of period	$672,595	$639,178
Cash paid for income taxes, net	$10,761	$3,479
Cash paid for interest	$18,893	$18,750

RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH TO THE CONDENSED CONSOLIDATED BALANCE SHEETS
Cash and cash equivalents	$672,595	$634,824
Restricted cash in other current assets	—	3,916
Restricted cash in other long-term assets	—	438
Total cash, cash equivalents and restricted cash	$672,595	$639,178
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
2. Summary of Significant Accounting Policies
(a)Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K filed with the SEC on February 27, 2024 (“Annual Report”).
The condensed consolidated balance sheet as of December 31, 2023, included herein, was derived from the audited financial statements as of that date, but may not include all disclosures including certain notes required by U.S. GAAP on an annual reporting basis.
In the opinion of management, the accompanying condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, comprehensive loss, stockholders’ equity and cash flows for the interim periods, but are not necessarily indicative of the results of operations to be anticipated for the full year 2024 or any future period.
(b)Principles of Consolidation
The condensed consolidated financial statements include the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated.
(c)Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates are used for, but not limited to, revenue allowances and sales credit reserves; recoverability of long-lived and intangible assets; allocation of goodwill to reporting units; impairment assessments of goodwill and indefinite-lived intangible assets; capitalization and useful life of the Company’s capitalized internal-use software development costs; fair value of acquired intangible assets and goodwill; accruals and contingencies. Estimates are based on historical experience and on various assumptions that the Company believes are reasonable under then current circumstances. However, future events are subject to change and best estimates and judgments may require further adjustments, therefore, actual results could differ materially from those estimates. Management periodically evaluates such estimates and they are adjusted prospectively based upon such periodic evaluation.

(d)Remaining Performance Obligations
Revenue allocated to remaining performance obligations for contracts with durations of more than one year was $150.6 million as of March 31, 2024, of which 63% is expected to be recognized over the next 12 months and 91% is expected to be recognized over the next 24 months.
(e)Deferred Revenue and Customer Deposits
As of March 31, 2024, and December 31, 2023, the Company recorded $142.4 million and $144.5 million as its deferred revenue and customer deposits, respectively. During the three months ended March 31, 2024 and 2023, the Company recognized $65.4 million and $71.3 million of revenue, respectively, that was included in the deferred revenue and customer deposits balances as of the end of the previous year.
(f)Concentration of Credit Risk
Financial instruments that potentially expose the Company to a concentration of credit risk consist primarily of cash, cash equivalents, marketable securities and accounts receivable. The Company maintains cash, cash equivalents and marketable securities with financial institutions. Certain balances held by such financial institutions exceed insured limits.
The Company sells its services to a wide variety of customers. If the financial condition or results of operations of any significant customer deteriorates substantially, operating results could be adversely affected. To reduce credit risk, management performs credit evaluations of the financial condition of significant customers and periodic re-evaluations, as needed, of existing customers. The Company does not require collateral from its credit customers and maintains reserves for estimated credit losses on customer accounts when considered necessary. Actual credit losses may differ from the Company’s estimates. As of March 31, 2024, and December 31, 2023, the allowance for doubtful accounts was $37.7 million and $42.0 million, respectively, and is recorded in accounts receivable, net, in the accompanying condensed consolidated balance sheets.
In the three months ended March 31, 2024 and 2023, no customer organization accounted for more than 10% of the Company’s total revenue.
As of March 31, 2024 and December 31, 2023, no customer organization represented more than 10% of the Company’s gross accounts receivable.
(g)Restructuring Costs
The Company records restructuring expenses when (i) management commits to a restructuring plan, (ii) the restructuring plan identifies all significant actions, (iii) the period of time to complete the restructuring plan indicates that significant changes to the plan are not likely, and (iv) employees who are impacted have been notified of the pending involuntary termination.
The Company enacted workforce reduction plans in February 2023, December 2023 and March 2024. In the three months ended March 31, 2024, restructuring charges incurred and cash paid related to these plans were not significant. The estimated remaining expenses related to these plans are not expected to be significant.
(h)Recently Adopted Accounting Guidance
In June 2022, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. (“ASU”) 2022-03, "Fair Value Measurements (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions," which clarifies and amends the guidance of measuring the fair value of equity securities subject to contractual restrictions that prohibit the sale of the equity securities. The guidance will be effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. The Company adopted ASU 2022-03 in the first quarter of 2024 with no material impact to the Company’s condensed consolidated financial statements.

(i)Recently Issued Accounting Guidance, Not yet Adopted
In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures,” which is intended to improve reportable segment disclosures. The ASU expands segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the CODM and included within each reported measure of segment profit or loss. It also requires disclosure of the amount and description of the composition of other segment items and interim disclosures of a reportable segment's profit or loss and assets. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with retrospective application required. Early adoption is permitted. The Company expects to adopt ASU 2023-07 upon its effective date. The adoption will require certain additional disclosure in the notes to the Company’s consolidated financial statements.
In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” which requires disclosure of disaggregated income taxes paid, prescribes standard categories for the components of the effective tax rate reconciliation and modifies other income tax related disclosures. ASU 2023-09 is effective for annual periods beginning after December 15, 2024 and may be applied on a prospective basis. Early adoption is permitted. The Company expects to adopt ASU 2023-09 upon its effective date. The adoption will require certain additional disclosure in the notes to the Company’s consolidated financial statements.
3. Fair Value Measurements
Financial Assets
The following tables provide the financial assets measured at fair value on a recurring basis:

	Amortized Cost or Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses Less Than 12 Months	Gross Unrealized Losses More Than 12 Months	Fair Value Hierarchy as of March 31, 2024			Aggregate Fair Value
					Level 1	Level 2	Level 3
Financial Assets:	(In thousands)
Cash and cash equivalents:
Money market funds	$447,629	$—	$—	$—	$447,629	$—	$—	$447,629
Commercial paper	13,036	—	—	—	—	13,036	—	13,036
Total included in cash and cash equivalents	460,665	—	—	—	447,629	13,036	—	460,665
Marketable securities:
Debt securities:
U.S. Treasury securities	437,581	331	(665)	(549)	436,698	—	—	436,698
Non-U.S. government securities	68,549	23	(20)	(463)	68,089	—	—	68,089
Corporate debt securities and commercial paper	2,651,283	6,442	(9,711)	(2,731)	14,690	2,630,593	—	2,645,283
Total debt securities	3,157,413	6,796	(10,396)	(3,743)	519,477	2,630,593	—	3,150,070
Equity securities	3,935	—	—	—	3,935	—	—	3,935
Total marketable securities	3,161,348	6,796	(10,396)	(3,743)	523,412	2,630,593	—	3,154,005
Total financial assets	$3,622,013	$6,796	$(10,396)	$(3,743)	$971,041	$2,643,629	$—	$3,614,670

	Amortized Cost or Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses Less Than 12 Months	Gross Unrealized Losses More Than 12 Months	Fair Value Hierarchy as of December 31, 2023			Aggregate Fair Value
					Level 1	Level 2	Level 3
Financial Assets:	(In thousands)
Cash and cash equivalents:
Money market funds	$408,696	$—	$—	$—	$408,696	$—	$—	$408,696
Total included in cash and cash equivalents	408,696	—	—	—	408,696	—	—	408,696
Marketable securities:
Debt securities:
U.S. Treasury securities	410,665	2,162	(7)	(1,665)	411,155	—	—	411,155
Non-U.S. government securities	83,576	55	(111)	(1,209)	82,311	—	—	82,311
Corporate debt securities and commercial paper	2,859,071	15,366	(10,818)	(5,922)	16,690	2,841,007	—	2,857,697
Total debt securities	3,353,312	17,583	(10,936)	(8,796)	510,156	2,841,007	—	3,351,163
Equity securities	4,901	—	—	—	4,901	—	—	4,901
Total marketable securities	3,358,213	17,583	(10,936)	(8,796)	515,057	2,841,007	—	3,356,064
Total financial assets	$3,766,909	$17,583	$(10,936)	$(8,796)	$923,753	$2,841,007	$—	$3,764,760
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
Interest earned on debt securities was $27.2 million and $17.2 million in the three months ended March 31, 2024 and 2023, respectively. The interest is recorded as other income, net, in the accompanying condensed consolidated statements of operations.
The following table summarizes the contractual maturities of debt securities:

	As of March 31,		As of December 31,
	2024		2023
	Amortized Cost	Aggregate Fair Value	Amortized Cost	Aggregate Fair Value
Financial Assets:	(In thousands)
Less than one year	$1,092,477	$1,085,126	$1,448,256	$1,434,149
One to three years	2,064,936	2,064,944	1,905,056	1,917,014
Total	$3,157,413	$3,150,070	$3,353,312	$3,351,163
Strategic Investments
As of March 31, 2024 and December 31, 2023, the Company held strategic investments with a carrying value of $31.1 million and $30.7 million, respectively, recorded as other long-term assets in the accompanying condensed consolidated balance sheets. The carrying value of these securities is determined under the measurement alternative on a non-recurring basis and adjusted for observable changes in fair value or impairment. There were no impairments or significant adjustments recorded in the three months ended March 31, 2024 related to these investments. During the three months ended March 31, 2023, the Company recorded an impairment loss of $46.2 million related to one of these investments in other expenses, net, in the accompanying condensed consolidated statement of operations.
Financial Liabilities
The Company’s financial liabilities that are measured at fair value on a recurring basis consist of foreign currency derivative liabilities and are classified as Level 2 financial instruments in the fair value hierarchy. As of March 31, 2024 and December 31, 2023, the aggregate fair value of these liabilities and the associated unrealized losses were not significant.

The Company’s financial liabilities that are not measured at fair value on a recurring basis are its Senior Notes due 2029 (“2029 Notes”) and its Senior Notes due 2031 (“2031 Notes”). As of March 31, 2024, the fair values of the 2029 Notes and 2031 Notes were $449.7 million and $437.1 million, respectively. As of December 31, 2023, the fair values of the 2029 Notes and 2031 Notes were $462.4 million and $452.3 million, respectively.
4. Property and Equipment
Property and equipment consisted of the following:

	As of March 31,	As of December 31,
	2024	2023
	(In thousands)
Capitalized internal-use software developments costs	$310,947	$297,655
Data center equipment (1)	104,803	104,543
Leasehold improvements	92,427	92,315
Office equipment	56,833	60,905
Furniture and fixtures	14,558	14,558
Software	14,639	14,639
Total property and equipment	594,207	584,615
Less: accumulated depreciation and amortization (1)	(392,934)	(374,976)
Total property and equipment, net	$201,273	$209,639
____________________________________
(1) Data center equipment contains $72.4 million in assets held under finance leases as of March 31, 2024 and December 31, 2023. Accumulated depreciation and amortization includes $59.3 million and $55.9 million of accumulated depreciation for assets held under finance leases as of March 31, 2024, and December 31, 2023, respectively.
Depreciation and amortization expense was $23.8 million and $20.1 million in the three months ended March 31, 2024 and 2023, respectively.
The Company capitalized $16.1 million and $14.2 million in internal‑use software development costs in the three months ended March 31, 2024 and 2023, respectively.
5. Segment Reporting
As of March 31, 2024, the Company had two operating and reportable segments: Twilio Communications (“Communications”) and Twilio Segment (“Segment”).
Twilio Communications: The Communications reportable segment consists of a variety of application programming interfaces (“APIs”) and software solutions to optimize communications between Twilio customers and their end users. The key products from which the segment derives its revenue are Messaging, Voice, and Email and Marketing Campaigns.
Twilio Segment: The Segment reportable segment consists of software products that enable businesses to achieve more effective customer engagement by providing the tools necessary for customers to build direct, personalized relationships with their end users. The key products from which the segment derives its revenue are Segment and Engage.

Presented below is the discrete financial information by reportable segment for the three months ended March 31, 2024 and 2023, that is regularly reviewed by the Chief Operating Decision Maker (“CODM”) for performance assessment and resource allocation decisions. Prior period amounts were reclassified to conform to the current period’s presentation. Asset information is not presented below since it is not reviewed by the CODM on a segment by segment basis. Revenue, costs of revenue and operating expenses are generally directly attributable to each segment. Certain costs of revenue and operating expenses are allocated based on methodologies that best reflect the patterns of consumption of these costs. Corporate costs consist of costs that support company-wide processes and are managed on the company-wide level, and include costs related to corporate governance and communication, global brand awareness, information security, and certain legal, human resources, finance and accounting expenses.

	Three Months Ended March 31,

	2024	2023
	(In thousands)
Revenue:
Communications	$972,005	$932,948
Segment	75,045	73,616
Total	$1,047,050	$1,006,564
Non-GAAP income (loss) from operations:
Communications	$249,010	$180,464
Segment	(20,994)	(17,217)
Corporate costs	(68,406)	(59,460)
Total	$159,610	$103,787

Reconciliation of non-GAAP income (loss) from operations to loss from operations:
Total non-GAAP income (loss) from operations	$159,610	$103,787
Stock-based compensation	(156,158)	(160,466)
Amortization of acquired intangibles	(28,939)	(50,774)
Acquisition and divestiture related expenses	—	(2,235)
Loss on net assets held for sale	—	(3,824)
Payroll taxes related to stock-based compensation	(6,776)	(5,247)
Charitable contributions	(1,295)	(1,599)
Restructuring costs	(9,946)	(121,942)
Impairment of long-lived assets	—	(21,784)
Loss from operations	(43,504)	(264,084)
Other expenses, net	(1,657)	(67,588)
Loss before provision for income taxes	$(45,161)	$(331,672)

6. Derivatives and Hedging
As of March 31, 2024, the Company had outstanding foreign currency forward contracts designated as cash flow hedges with a total sell notional value of $206.8 million. The notional value represents the amount that will be sold upon maturity of the forward contract. As of March 31, 2024, these contracts had maturities of up to 17 months. Gains and losses associated with these foreign currency forward contracts were not significant.
The Company is subject to master netting agreements with certain counterparties of the foreign exchange contracts, under which it is permitted to net settle transactions of the same currency with a single net amount payable by one party to the other. It is the Company’s policy to present the derivatives at gross in its condensed consolidated balance sheets. The Company’s foreign currency forward contracts are not subject to any credit contingent features or collateral requirements. The Company manages its exposure to counterparty risk by entering into contracts with a diversified group of major financial institutions and by actively monitoring its outstanding positions. As of March 31, 2024, the Company did not have any offsetting arrangements.

7. Goodwill and Intangible Assets
Goodwill
As of March 31, 2024 and December 31, 2023, the balance of the Company’s goodwill was $5.2 billion, of which $4.9 billion relates to the Communications reportable segment and $306.1 million relates to the Segment reportable segment. There was no goodwill activity during the three months ended March 31, 2024.
Intangible assets
Intangible assets consisted of the following:

	As of March 31, 2024
	Cost	Accumulated Amortization	Net
Amortizable intangible assets:	(In thousands)
Developed technology	$397,473	$(274,167)	$123,306
Customer relationships	349,074	(182,045)	167,029
Supplier relationships	49,756	(28,586)	21,170
Trade names	25,968	(24,204)	1,764
Order backlog	10,000	(10,000)	—
Patent	3,968	(951)	3,017
Total amortizable intangible assets	836,239	(519,953)	316,286
Non-amortizable intangible assets:
Telecommunication licenses	4,920	—	4,920
Trademarks and other	295	—	295
Total	$841,454	$(519,953)	$321,501

	As of December 31, 2023
	Cost	Accumulated Amortization	Net
Amortizable intangible assets:	(In thousands)
Developed technology	$397,473	$(259,635)	$137,838
Customer relationships	349,074	(170,511)	178,563
Supplier relationships	49,756	(26,316)	23,440
Trade names	25,968	(23,600)	2,368
Order backlog	10,000	(10,000)	—
Patent	3,968	(902)	3,066
Total amortizable intangible assets	836,239	(490,964)	345,275
Non-amortizable intangible assets:
Telecommunication licenses	4,920	—	4,920
Trademarks and other	295	—	295
Total	$841,454	$(490,964)	$350,490
Amortization expense was $29.0 million and $50.8 million for the three months ended March 31, 2024 and 2023, respectively.

Total estimated future amortization expense is as follows:

As of March 31, 2024
Year Ended December 31,	(In thousands)
2024 (remaining nine months)	$83,053
2025	107,862
2026	42,149
2027	25,330
2028	19,055
Thereafter	38,837
Total	$316,286
8. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

	As of March 31,	As of December 31,
	2024	2023
	(In thousands)
Accrued payroll and related	$51,671	$77,593
Accrued bonus and commission	37,587	17,345
Accrued cost of revenue	165,335	155,721
Sales and other taxes payable	66,295	70,913
ESPP contributions	16,880	6,130
Finance lease liability	6,169	8,489
Restructuring liability	12,841	29,086
Share repurchase costs payable	30,989	3,526
Accrued other expense	54,366	55,508
Total accrued expenses and other current liabilities	$442,133	$424,311
9. Long-Term Debt
Long-term debt, net, consisted of the following:

	As of March 31,	As of December 31,
	2024	2023
	(In thousands)
2029 Senior Notes
Principal	$500,000	$500,000
Unamortized discount	(4,088)	(4,274)
Unamortized issuance costs	(920)	(962)
Net carrying amount	494,992	494,764
2031 Senior Notes
Principal	500,000	500,000
Unamortized discount	(4,601)	(4,744)
Unamortized issuance costs	(1,035)	(1,067)
Net carrying amount	494,364	494,189
Total long-term debt, net	$989,356	$988,953
As of March 31, 2024, the Company was in compliance with all of its covenants under the related indentures.

10. Revenue by Geographic Area
Revenue by geographic area is based on the IP address or the mailing address of the customer at the time of registration. The following table sets forth revenue by geographic area:

	Three Months Ended March 31,
	2024	2023
Revenue by geographic area:	(In thousands)
United States	$686,527	$662,092
International	360,523	344,472
Total	$1,047,050	$1,006,564

Percentage of revenue by geographic area:
United States	66%	66%
International	34%	34%
11. Commitments and Contingencies

(a)Lease and Other Commitments
The Company has entered into various non-cancelable operating lease agreements for its facilities. In the three months ended March 31, 2024, the Company did not enter into any significant new lease agreements.
The Company has non-cancelable contractual commitments with its cloud infrastructure provider, network service providers and other vendors. In the three months ended March 31, 2024, the Company did not enter into any significant non-cancelable contractual commitments.
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

As of March 31, 2024, and December 31, 2023, no amounts were accrued related to any outstanding indemnification agreements.
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
As of March 31, 2024, the liabilities recorded for the non-income-based taxes were $18.2 million for domestic jurisdictions and $20.0 million for jurisdictions outside of the United States. As of December 31, 2023, these liabilities were $18.0 million and $22.2 million, respectively.
12. Stockholders' Equity
Preferred Stock
As of March 31, 2024, and December 31, 2023, the Company had authorized 100,000,000 shares of preferred stock, par value $0.001, of which no shares were issued and outstanding.
Common Stock
As of March 31, 2024, the Company had authorized 1,000,000,000 shares of Class A common stock and 3,170,181 shares of Class B common stock, each with a par value of $0.001 per share. As of March 31, 2024, 177,471,887 shares of Class A common stock and no shares of Class B common stock were issued and outstanding.
As of December 31, 2023, the Company had authorized 1,000,000,000 shares of Class A common stock and 3,170,181 shares of Class B common stock, each with a par value of $0.001 per share. As of December 31, 2023, 181,945,771 shares of Class A common stock and no shares of Class B common stock were issued and outstanding.
The Company had reserved shares of common stock for issuance as follows:

	As of March 31,	As of December 31,
	2024	2023
Stock options issued and outstanding	1,584,426	1,722,861
Unvested restricted stock units issued and outstanding	16,173,773	18,755,538
Shares of Class A common stock reserved for Twilio.org	419,939	442,041
Stock-based awards available for grant under 2016 Plan	30,471,471	19,869,260
Shares of Class A common stock reserved for issuance pursuant to ESPP	10,341,701	8,541,701
Total	58,991,310	49,331,401

Share Repurchase Programs

In February 2023, the board of directors of the Company authorized a repurchase of up to $1.0 billion in aggregate value of its outstanding Class A common stock through a share repurchase program. In March 2024, the board of directors of the Company authorized a second share repurchase program for an additional $2.0 billion in aggregate value of its outstanding Class A common stock. Repurchases under these programs can be made through open market, private transactions or other means, in compliance with applicable federal securities laws, and could include repurchases pursuant to Rule 10b5-1 trading plans. The Company has discretion in determining the conditions under which shares may be repurchased from time to time. The programs each expire on December 31, 2024.

In the three months ended March 31, 2024 and 2023, the Company repurchased 6.1 million and 1.9 million shares of its Class A common stock, respectively, for an aggregate purchase price of $384.3 million and $125.0 million, respectively. As of March 31, 2024, approximately $1.9 billion of the aggregate amount authorized under the stock repurchase programs remained available for future repurchases.
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
As of March 31, 2024, total unrecognized compensation cost related to unvested restricted stock units was $1.2 billion, which will be amortized over a weighted-average period of 2.6 years. As of March 31, 2024, total unrecognized compensation cost related to unvested stock options, the ESPP, and shares of Class A common stock in escrow subject to future vesting was not significant.
Stock-Based Compensation Expense
The Company recorded total stock-based compensation expense as follows:

	Three Months Ended March 31,
	2024	2023
	(In thousands)
Cost of revenue	$5,891	$5,290
Research and development	81,349	78,093
Sales and marketing	34,655	48,129
General and administrative	34,263	28,954
Restructuring costs	2,448	10,333
Total	$158,606	$170,799

14. Net Loss Per Share Attributable to Common Stockholders
The following table sets forth the calculation of basic and diluted net loss per share attributable to common stockholders during the periods presented:

	Three Months Ended March 31,
	2024	2023
Net loss attributable to common stockholders (in thousands)	$(55,349)	$(342,139)
Weighted-average shares used to compute net loss per share attributable to common stockholders, basic and diluted	181,017,726	186,403,349
Net loss per share attributable to common stockholders, basic and diluted	$(0.31)	$(1.84)
The following outstanding shares of common stock equivalents were excluded from the calculation of the diluted net loss per share attributable to common stockholders because their effect would have been anti-dilutive:

	As of March 31,
	2024	2023
Stock options issued and outstanding	1,584,426	2,007,636
Unvested restricted stock units issued and outstanding	16,173,773	13,487,645
Shares of Class A common stock reserved for Twilio.org	419,939	508,347
Shares of Class A common stock committed under ESPP	396,611	742,303
Shares of Class A common stock in escrow	—	31,503
Shares of Class A common stock in escrow and restricted stock awards subject to future vesting	3,771	15,936
Total	18,578,520	16,793,370
15. Income Taxes
The Company computes its provision for income taxes for interim periods using an estimated annual effective tax rate based on anticipated annual pretax income or loss. The estimated annual effective tax rate is applied to the Company’s year-to- date income or loss, and is adjusted for discrete items recorded in the period. The primary difference between the Company’s effective tax rate and the federal statutory rate is the full valuation allowance the Company has established on its federal, state and certain foreign net operating losses and credits. The Company recorded an income tax provision of $10.2 million and $10.5 million for the three months ended March 31, 2024 and 2023, respectively.
The provision for income taxes recorded in the three months ended March 31, 2024 consists primarily of federal, state and foreign income taxes, withholding taxes in foreign jurisdictions in which the Company conducts business, and income tax expense from a foreign audit settlement. The provision for income taxes recorded in the three months ended March 31, 2023 consists primarily of federal, state and foreign income taxes and withholding taxes in foreign jurisdictions in which the Company conducts business, partially offset by an income tax benefit from the release of tax liabilities related to uncertain tax positions for which the statute of limitation had lapsed.
The Company is subject to taxation in the U.S. and various other state and foreign jurisdictions. Because the Company has net operating loss carryforwards for U.S. federal and state jurisdictions, the statute of limitations is open for all tax years.
16. Related Party Transactions
In May 2022, the Company and Syniverse Corporation (“Syniverse”), an equity method investee, entered into a wholesale agreement pursuant to which Syniverse would process, route and deliver application-to-person messages originating and/or terminating between the Company’s customers and mobile network operators. For the three months ended March 31, 2024 and 2023, the value of the transactions that occurred between the Company and Syniverse were $34.0 million and $33.5 million, respectively. These transactions were recorded as cost of revenue in the accompanying condensed consolidated statements of operations.

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
•our future financial performance, including expectations regarding our revenue, revenue growth, cost of revenue, gross profit, gross margin and operating expenses, our ability to generate positive cash flow and ability to achieve and sustain profitability on GAAP and non-GAAP bases, the factors affecting our results of operations, the timing of future expenses, the end dates for certain types of expenses, and the assumptions underlying such expectations;
•the benefits and efficiencies we expect to derive from workforce reductions and other cost-saving initiatives, including reducing our global office footprint and stock-based compensation expense;
•our business unit reorganization, including its expected costs and benefits, related accounting determinations and the shift in our segment reporting structure, and changes to our leadership structure;
•the impact on our business, corporate culture, and employees as a result of our recent leadership transition;
•our expectations regarding our Segment (formerly known as Data & Applications) business, including the targets set as a result of our recent operational review of Segment, new product releases, increased investment and go-to-market focus to capture market share, and increased revenue growth;
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
•our ability to leverage artificial intelligence (“AI”) and machine learning (“ML”) and develop and deliver products that incorporate AI and ML and our expectations about CustomerAI and its potential;
•our ability to successfully enter into new markets and manage our international expansion;
•the sufficiency of our cash and cash equivalents to meet our liquidity needs;
•our expectations regarding our share repurchase programs;
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 27, 2024. In addition to historical financial information, the following discussion contains forward-looking statements that are based upon current plans, expectations and beliefs that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under Part II, Item 1A, “Risk Factors” in this Quarterly Report on Form 10-Q.
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
We operate our business in two business units: Communications and Segment. Our Communications business consists of a variety of APIs and software solutions to optimize communications between our customers and their end users. Our key Communications offerings include Messaging, Voice, Email, Flex, Marketing Campaigns, and User Identity and Authentication. Our Segment business consists of software products that enable businesses to leverage their first-party data to create unique customer profiles and achieve more effective customer engagement. Our key Segment offerings are Segment and Engage. Together, our Communications and Segment products power our customer engagement platform. We believe that our two business units are complementary and address adjacent needs and related problems for our customers. Our goal is to create a flywheel for effective customer engagement by combining Segment’s user profiles with our rich Communications data to drive more personalized and intelligent customer interactions. We believe that our business unit structure enables each business unit to execute toward its respective goals with appropriate focus and independence, best positioning us to achieve our long-term plan of creating the leading customer engagement platform.
In 2023, we revealed CustomerAI, our predictive and generative AI layer, which couples the power of large language models with the rich customer data that flows through our Customer Engagement Platform to help brands unlock enhanced consumer experiences. We believe that our CustomerAI capabilities and initiatives have the potential to increase the power and reach of our platform, make every interaction between our customers and their end users more personalized and intelligent, and accelerate our data and communications flywheel described above, benefiting both our Communications and Segment products.
In January 2024, our co-founder, Jeff Lawson, resigned as Chief Executive Officer and as a member of our board of directors, and Khozema Shipchandler, our former President, Twilio Communications, was appointed as Chief Executive Officer and as a member of our board of directors.

In the three months ended March 31, 2024 and 2023, our revenue was $1.05 billion and $1.01 billion, respectively, and our net loss was $55.3 million and $342.1 million, respectively. In each of the three months ended March 31, 2024 and 2023, our 10 largest Active Customer Accounts generated an aggregate of 10% of our total revenue.

Factors Affecting Our Results of Operations
We are focused on profitable growth. To increase revenue and grow market share, we intend to drive product innovation, leverage predictive and generative AI, further enhance our ISV, reseller and other partner relationships, improve our self-service capabilities, cross-sell our products, expand internationally, and enhance Segment data warehouse interoperability. We also intend to optimize our business and take measures to reduce costs, including simplifying our business processes, modernizing our infrastructure, focusing on self-service, leveraging AI, and implementing other initiatives targeted at improving efficiencies in our business.
Our revenue is primarily derived from usage-based fees, which can lead to variability in our results of operations and at times create differences between our forecasts and actual results. Our usage-based revenue is also more immediately impacted by changes in consumer spending and macroeconomic conditions than our subscription-based revenue.
Our gross margin is impacted by a number of factors, including the timing and extent of our investments in our operations; our product mix; our ability to manage our cloud infrastructure‑related and network service provider fees, including A2P SMS fees; the mix of U.S. messaging termination compared to international messaging termination (which has lower gross margins); changes in foreign exchange rates; the timing of amortization of capitalized software development costs and acquired intangibles; and the extent to which we periodically choose to adjust prices of our products.
Our gross profit is impacted by our product mix. Our cost of revenue and gross profit are also impacted by changes in hosting fees and network service providers’ fees and our ability to pass these costs through to our customers. We also experience seasonal trends due to increased consumer activity in the fourth quarter, which may result in lower sequential revenue in the first quarter.
We are winding down the software component of our Zipwhip business in 2024, which we expect will negatively impact revenue growth rates in 2024. While we previously announced the end of life of our video product, we have extended this timeline to December 2026. As a result, we no longer expect a significant impact to our revenue growth rates in 2024 resulting from the end of life of our video product.
We are also migrating part of Segment’s architecture to a new infrastructure provider in 2024, which we expect to allow us to recognize greater operational efficiency and scale up new AI-driven products and features. We expect this migration will take several quarters and result in overlapping expenses with our original and new vendors for much of 2024, which we expect to negatively impact Segment gross margins until we complete the migration. We expect to complete the migration by the end of 2024.
We expect our prior workforce restructurings to reduce our operating expenses in future periods. We also expect that the new cash bonus program that we introduced in 2024 to reduce or eliminate our use of equity compensation for certain employees will impact our expenses commencing in the current period.
In February 2023, one of our customers, Oi SA, a Brazilian telecom company, initiated reorganization proceedings in a Brazilian bankruptcy court and exposed us to risks on collections of pre-petition receivables and ongoing revenue. In April 2024, the creditors of Oi SA approved a Judicial Reorganization Plan (the “Oi Reorganization Plan”) that aims to ensure Oi SA’s operational feasibility and continuity of activities and further provides extended and discounted payment terms for pre-petition receivables. The Oi Reorganization Plan is subject to ratification by the Brazilian bankruptcy court and contains contingencies including but not limited to Oi SA’s completion of financing by July 16, 2024. As of March 31, 2024, we have $10.8 million in pre-petition accounts receivable (net of $4.4 million in reserves) and $16.7 million in post-petition accounts receivable due from Oi SA. The customer has been making regular payments on post-petition receivables. If the Oi Reorganization Plan is not ratified, if Oi SA fails to comply with its obligations under the Oi Reorganization Plan, if the contingencies contained in the Oi Reorganization Plan are not timely resolved, or if the customer ceases to make payment on post-petition receivables, we may incur additional bad debt expense or reductions in revenue in future periods.
Key Business Metrics
We review a number of operational and financial metrics, including Active Customer Accounts and Dollar-Based Net Expansion Rate, to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans and make strategic decisions.
The following table summarizes our year-over-year revenue growth and Dollar-Based Net Expansion Rate for the three months ended March 31, 2024 and 2023, and the number of Active Customer Accounts as of March 31, 2024 and 2023.

	Three Months Ended
	March 31,
	2024	2023
Active Customer Accounts	313,000	300,000
Total Revenue (in thousands)	$1,047,050	$1,006,564
Total Revenue Growth Rate	4%	15%
Dollar-Based Net Expansion Rate	102%	106%
Active Customer Accounts
We define an Active Customer Account at the end of any period as an individual account, as identified by a unique account identifier, for which we have recognized at least $5 of revenue in the last month of the period. A single organization may constitute multiple unique Active Customer Accounts if it has multiple account identifiers, each of which is treated as a separate Active Customer Account. Active Customer Accounts excludes customer accounts from Zipwhip, Inc. (“Zipwhip”). Communications Active Customer Accounts and Segment Active Customer Accounts are calculated using the same methodology, but using only revenue recognized from accounts in the respective segment. When presented in this Quarterly Report on Form 10-Q, (i) the number of Active Customer Accounts is rounded down to the nearest thousand, (ii) the number of Communications Active Customer Accounts is rounded down to the nearest thousand, and (iii) the number of Segment Active Customer Accounts is rounded down to the nearest hundred.
Our business and customer relationships have grown since we began reporting the number of Active Customer Accounts using the above definition, which is anchored to a minimum $5 monthly revenue figure. We have a large number of Active Customer Accounts with relatively low individual spend that in the aggregate do not drive a significant portion of our revenue. Due to this dynamic, we believe that the number of Active Customer Accounts, as currently defined, is less informative now as an indicator of the growth of our business and future revenue trends than it has been in prior periods. In the three months ended March 31, 2024 and 2023, revenue from Active Customer Accounts represented over 99% of total revenue in each period.
Dollar‑Based Net Expansion Rate
Our Dollar-Based Net Expansion Rate compares the total revenue from all Active Customer Accounts and customer accounts from Zipwhip in a quarter to the same quarter in the prior year. To calculate the Dollar-Based Net Expansion Rate, we first identify the cohort of Active Customer Accounts and customer accounts from Zipwhip that were Active Customer Accounts or customer accounts from Zipwhip in the same quarter of the prior year. The Dollar-Based Net Expansion Rate is the quotient obtained by dividing the revenue generated from that cohort in a quarter, by the revenue generated from that same cohort in the corresponding quarter in the prior year. When we calculate Dollar-Based Net Expansion Rate for periods longer than one quarter, we use the average of the applicable quarterly Dollar-Based Net Expansion Rates for each of the quarters in such period. Revenue from acquisitions does not impact the Dollar-Based Net Expansion Rate calculation until the quarter following the one-year anniversary of the applicable acquisition, unless the acquisition closing date is the first day of a quarter. As a result, for the quarter ended March 31, 2024, our Dollar-Based Net Expansion Rate excludes the contributions from any acquisitions made after January 1, 2023. Revenue from divestitures does not impact the Dollar-Based Net Expansion Rate calculation beginning in the quarter the divestiture closed, unless the divestiture closing date is the last day of a quarter. As a result, for the quarter ended March 31, 2024, our Dollar-Based Net Expansion Rate excludes the contributions from any divestitures made after March 31, 2023. Communications Dollar-Based Net Expansion Rate and Segment Dollar-Based Net Expansion Rate are calculated using the same methodology, but using only revenue attributable to the respective segment and Active Customer Accounts and customer accounts from Zipwhip for that respective segment.

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
The majority of our Communications reportable segment revenue is derived from usage-based fees. The usage-based fees are earned when customers access our cloud-based platform and start using the products. Some examples of our usage-based products are Messaging and Voice. For Messaging products, we primarily charge fees related to the number of text messages sent or received. For Voice products, we primarily charge fees for minutes of call duration. Some examples of the subscription-based Communications products are Email, Marketing Campaigns and Flex. For these products we recognize revenue evenly over the contract term.
Our Segment reportable segment revenue is derived from Segment and Engage products that are subscription-based. For these products we recognize revenue evenly over the contract term. When our usage-based products are embedded into our subscription-based products, we charge for each product separately on a usage or subscription basis, respectively, and record the revenue in the reportable segment in which each product resides.
Most of our usage-based customers gain access to our products and solutions through our e-commerce self-service sign-up format, which requires an upfront prepayment via credit card that is drawn down as they use our products. Pricing is generally based on a publicly available, self-serve pricing matrix that generally allows customers to receive tiered discounts as their usage of our products increases. Many of our larger usage-based customers enter into contractual arrangements with us for a period of at least 12 months. These contracts may include negotiated terms and typically include minimum revenue commitments of varying durations. Usage-based customers subject to such contracts are typically invoiced monthly in arrears for products used. In each of the three months ended March 31, 2024 and 2023, we generated 71% of our revenue from usage-based fees.
Subscription-based fees are earned in accordance with subscription pricing terms. For our subscription-based products, customers generally enter into negotiated contracts, which are typically one to three years in duration. Subscription customers are generally invoiced in advance at the start of the contract term. In each of the three months ended March 31, 2024 and 2023, we generated 29% of our revenue from non-usage‑based fees.
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
We focus our sales and marketing efforts on generating awareness of our company, platform and products, creating sales leads, expanding relationships with existing customers and establishing and promoting our brand, both domestically and internationally.
General and Administrative. General and administrative expenses consist primarily of personnel costs for our accounting, finance, legal, human resources and administrative support personnel. General and administrative expenses also include costs related to business acquisitions and dispositions, legal and other professional services fees, certain taxes, depreciation and amortization, charitable contributions and an allocation of our general overhead expenses. General and administrative expenses are allocated to each segment when they are directly attributable to each segment or are allocated to segments based on methodologies that best reflect the patterns of consumptions of these costs. A significant portion of general and administrative costs, such as costs related to corporate governance, and certain legal, human resources, finance and accounting functions, support company-wide processes and are managed on a company-wide level and, therefore, are considered corporate costs and are not allocated to segments.
We expect that we will incur costs associated with supporting the growth of our business. We may also incur higher than usual losses related to deterioration of quality of certain financial assets caused by macroeconomic conditions.

Restructuring Costs. Restructuring costs consist primarily of personnel costs, such as employee severance payments, benefits and certain facilitation costs, associated with our workforce reductions. Restructuring costs also include stock-based compensation expense related to vesting of stock-based awards of the impacted employees.
Impairment of Long-Lived Assets. Impairment of long-lived assets consists of impairment of intangible assets and certain operating right-of-use assets and the associated leasehold improvements and property and equipment when the carrying amounts exceed their respective fair values.
Other Expenses, Net
Our other expenses, net consist primarily of our share of losses from our equity method investment, impairment charges and gains and losses related to our strategic investments and marketable securities, including interest income; and debt-related costs, including interest expense.
Provision for Income Taxes
Our provision for income taxes consists primarily of federal, state and foreign income taxes and withholding taxes in foreign jurisdictions in which the Company conducts business.
The primary difference between our effective tax rate and the federal statutory rate relates to the valuation allowance the Company established on the federal, state and certain foreign net operating losses and credits.
Non-GAAP Financial Measures
We use the following non‑GAAP financial information to evaluate our ongoing operations and for internal planning and forecasting purposes. We believe that this non‑GAAP financial information may be helpful to investors because it provides consistency and comparability with past financial performance, facilitates period‑to‑period comparisons of results of operations and assists in comparisons with other companies, many of which use similar non‑GAAP financial information to supplement their results of operations reported in accordance with generally accepted accounting principles (“GAAP”). We believe free cash flow and free cash flow margin provide useful supplemental information to help investors understand underlying trends in our business and our liquidity. Non‑GAAP financial information is presented for supplemental informational purposes only, should not be considered a substitute for financial information presented in accordance with GAAP and may be different from similarly‑titled non‑GAAP measures used by other companies. Whenever we use a non‑GAAP financial measure, a reconciliation is provided to the most closely applicable financial measure stated in accordance with GAAP. The users of our consolidated financial statements are encouraged to review the related GAAP financial measures and the reconciliation of these non‑GAAP financial measures to their most directly comparable GAAP financial measures.
Non‑GAAP Gross Profit and Non‑GAAP Gross Margin
For the periods presented, we define non‑GAAP gross profit and non‑GAAP gross margin as GAAP gross profit and GAAP gross margin, respectively, adjusted to exclude, as applicable, certain expenses as presented in the table below:

	Three Months Ended
	March 31,
	2024	2023
Reconciliation:	(In thousands)
GAAP gross profit	$544,041	$490,690
GAAP gross margin	52%	49%
Non-GAAP adjustments:
Stock-based compensation	5,891	5,290
Amortization of acquired intangibles	15,682	29,961
Payroll taxes related to stock-based compensation	345	195
Non-GAAP gross profit	$565,959	$526,136
Non-GAAP gross margin	54%	52%

Non‑GAAP Operating Expenses
For the periods presented, we define non‑GAAP operating expenses (including categories of operating expenses) as GAAP operating expenses (and categories of operating expenses) adjusted to exclude, as applicable, certain expenses as presented in the table below:

	Three Months Ended
	March 31,
	2024	2023
Reconciliation:	(In thousands)
GAAP operating expenses	$587,545	$754,774
Non-GAAP adjustments:
Stock-based compensation	(150,267)	(155,176)
Amortization of acquired intangibles	(13,257)	(20,813)
Acquisition and divestiture related expenses	—	(2,235)
Loss on net assets held for sale	—	(3,824)
Payroll taxes related to stock-based compensation	(6,431)	(5,052)
Charitable contributions	(1,295)	(1,599)
Restructuring costs	(9,946)	(121,942)
Impairment of long-lived assets	—	(21,784)
Non-GAAP operating expenses	$406,349	$422,349
Non‑GAAP Income from Operations and Non‑GAAP Operating Margin
For the periods presented, we define non‑GAAP income from operations and non‑GAAP operating margin as GAAP income (loss) from operations and GAAP operating margin, respectively, adjusted to exclude, as applicable, certain expenses as presented in the table below:

	Three Months Ended
	March 31,
	2024	2023
Reconciliation:	(In thousands)
GAAP loss from operations	$(43,504)	$(264,084)
GAAP operating margin	(4)%	(26)%
Non-GAAP adjustments:
Stock-based compensation	156,158	160,466
Amortization of acquired intangibles	28,939	50,774
Acquisition and divestiture related expenses	—	2,235
Loss on net assets held for sale	—	3,824
Payroll taxes related to stock-based compensation	6,776	5,247
Charitable contributions	1,295	1,599
Restructuring costs	9,946	121,942
Impairment of long-lived assets	—	21,784
Non-GAAP income from operations	$159,610	$103,787
Non-GAAP operating margin	15%	10%

Free Cash Flow and Free Cash Flow Margin
For the periods presented, we define free cash flow and free cash flow margin as net cash provided by (used in) operating activities and operating cash flow margin, respectively, less capitalized software development costs and purchases of long-lived and intangible assets, as presented in the table below:

	Three Months Ended
	March 31,
	2024	2023
Reconciliation:	(In thousands)
Net cash provided by (used in) operating activities	$190,123	$(97,866)
Operating cash flow margin	18%	(10)%
Non-GAAP adjustments:
Capitalized software development costs	(11,154)	(9,860)
Purchases of long-lived and intangible assets	(1,671)	(6,751)
Free cash flow	$177,298	$(114,477)
Free cash flow margin	17%	(11)%
Results of Operations
The following table sets forth our results of operations for the periods presented. The period-to-period comparison of our historical results are not indicative of the results that may be expected in the future.

	Three Months Ended
	March 31,
	2024	2023
Condensed Consolidated Statements of Operations Data:	(In thousands, except share and per share amounts)
Revenue	$1,047,050	$1,006,564
Cost of revenue (1) (2)	503,009	515,874
Gross profit	544,041	490,690
Operating expenses:
Research and development (1) (2)	251,615	238,595
Sales and marketing (1) (2)	214,018	259,885
General and administrative (1) (2)	111,966	112,568
Restructuring costs (1)	9,946	121,942
Impairment of long-lived assets	—	21,784
Total operating expenses	587,545	754,774
Loss from operations	(43,504)	(264,084)
Other expenses, net:
Share of losses from equity method investment	(29,575)	(30,419)
Impairment of strategic investments	—	(46,154)
Other income, net	27,918	8,985
Total other expenses, net	(1,657)	(67,588)
Loss before provision for income taxes	(45,161)	(331,672)
Provision for income taxes	(10,188)	(10,467)
Net loss attributable to common stockholders	$(55,349)	$(342,139)
Net loss per share attributable to common stockholders, basic and diluted	$(0.31)	$(1.84)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	181,017,726	186,403,349

__________________________________
(1) Includes stock-based compensation expense as follows:

	Three Months Ended
	March 31,
	2024	2023
	(In thousands)
Cost of revenue	$5,891	$5,290
Research and development	81,349	78,093
Sales and marketing	34,655	48,129
General and administrative	34,263	28,954
Restructuring costs	2,448	10,333
Total	$158,606	$170,799
____________________________________
(2) Includes amortization of acquired intangibles as follows:

	Three Months Ended
	March 31,
	2024	2023
	(In thousands)
Cost of revenue	$15,682	$29,961
Research and development	1,120	420
Sales and marketing	12,137	20,393
Total	$28,939	$50,774
The following table sets forth our results of operations for each of the periods presented as a percentage of our total revenue:

	Three Months Ended
	March 31,
	2024	2023
Condensed Consolidated Statements of Operations, as a percentage of revenue: *
Revenue	100%	100%
Cost of revenue	48	51
Gross profit	52	49
Operating expenses:
Research and development	24	24
Sales and marketing	20	26
General and administrative	11	11
Restructuring costs	1	12
Impairment of long-lived assets	—	2
Total operating expenses	56	75
Loss from operations	(4)	(26)
Other expenses, net
Share of losses from equity method investment	(3)	(3)
Impairment of strategic investments	—	(5)
Other income, net	3	1
Total other expenses, net	—	(7)
Loss before provision for income taxes	(4)	(33)
Provision for income taxes	(1)	(1)
Net loss attributable to common stockholders	(5%)	(34%)

____________________________________
* Columns may not add up to 100% due to rounding.

Comparison of Three Months Ended March 31, 2024 and 2023
Revenue

	Three Months Ended
	March 31,
	2024	2023	Change
	(Dollars in thousands)
Twilio Communications	$972,005	$932,948	$39,057	4%
Twilio Segment	75,045	73,616	1,429	2%
Consolidated total revenue	$1,047,050	$1,006,564	$40,486	4%
In the three months ended March 31, 2024, Communications revenue increased by $39.1 million, or 4%, compared to the same period last year. This increase was primarily attributable to the increased usage of our products by our existing customers, as reflected in our Communications Dollar‑Based Net Expansion Rate of 103%, as well as $48.9 million in revenue derived from our new Communications Active Customer Accounts and new customer accounts from Zipwhip. These increases were partially offset by a decrease of $28.0 million related to revenue from our ValueFirst and Internet of Things businesses which we divested after the first quarter of 2023.
In the three months ended March 31, 2024, Segment revenue increased by $1.4 million, or 2%, compared to the same period last year. This change was primarily attributable to the decreased usage of our products due to churn and contraction affecting our existing customers in 2023, as reflected in our Segment Dollar‑Based Net Expansion Rate of 92%; partially offset by $8.5 million in revenue derived from our new Segment Active Customer Accounts.
Cost of Revenue and Gross Profit

	Three Months Ended
	March 31,
	2024	2023	Change
	(Dollars in thousands)
Cost of revenue	$503,009	$515,874	$(12,865)	(2)%
Gross profit	$544,041	$490,690	$53,351	11%
In the three months ended March 31, 2024, cost of revenue decreased by $12.9 million, or 2%, compared to the same period last year. The decrease was primarily attributable to a $14.3 million decrease in amortization of intangible assets and an $8.9 million decrease in network service providers’ costs, net of the impact of hedging instruments. These decreases were partially offset by a $6.6 million increase in hosting fees and a $4.4 million increase in amortization of internal-use software development costs.
In the three months ended March 31, 2024, gross profit increased by $53.4 million, or 11%, compared to the same period last year. This increase was attributable to the factors impacting our revenue and cost of revenue, as described above.

Operating Expenses

	Three Months Ended
	March 31,
	2024	2023	Change
	(Dollars in thousands)
Research and development	$251,615	$238,595	$13,020	5%
Sales and marketing	214,018	259,885	(45,867)	(18)%
General and administrative	111,966	112,568	(602)	(1)%
Restructuring costs	9,946	121,942	(111,996)	(92)%
Impairment of long-lived assets	—	21,784	(21,784)	(100)%
Total operating expenses	$587,545	$754,774	$(167,229)	(22)%
In the three months ended March 31, 2024, research and development expenses increased by $13.0 million, or 5%, compared to the same period last year. The increase was primarily attributable to a $6.4 million increase in total personnel costs, despite a 23% decrease in average research and development headcount during the period. The $6.4 million increase in total personnel costs was primarily driven by a $14.5 million increase in bonus expenses as a result of the introduction of our new cash bonus program, a $3.8 million increase in stock-based compensation expense, and a $5.3 million increase related to our employee sabbatical program due to the reversal of certain expenses that occurred upon discontinuation of the program in the first quarter of 2023. These increases were partially offset by a $14.6 million decrease in salaries expense and a $3.2 million decrease in employee benefits expense due to our lower headcount. The increase in research and development expenses was also attributable to a $4.1 million increase in software subscription expenses.
In the three months ended March 31, 2024, sales and marketing expenses decreased by $45.9 million, or 18%, compared to the same period last year. The decrease was primarily attributable to a $34.2 million decrease in total personnel costs, which was mostly driven by the restructuring of our workforce in February 2023 and December 2023, that contributed to a 24% decrease in average sales and marketing headcount during the period. Sales and marketing expenses also decreased due to a $8.3 million decrease in amortization of intangible assets and a $3.4 million decrease in advertising expenses.
In the three months ended March 31, 2024, general and administrative expenses decreased by $0.6 million, or 1%, compared to the same period last year. Fluctuations in general and administrative expense categories were not significant either individually or in the aggregate.
In the three months ended March 31, 2024, restructuring costs decreased by $112.0 million, or 92%, compared to the same period last year. The decrease was primarily attributable to restructuring activities undertaken in February 2023, which had a more substantial financial impact than the restructuring activities undertaken in the first quarter of 2024.
In the three months ended March 31, 2024, impairment of long-lived assets decreased by $21.8 million, or 100%, compared to the same period last year. The prior year charges were related to the impairment of certain of our operating leases and other long-lived assets as a result of permanent office closures in the first quarter of 2023. There were no such impairments in the current period.
Other Expenses, net

	Three Months Ended
	March 31,
	2024	2023	Change
	(Dollars in thousands)
Share of losses from equity method investment	$29,575	$30,419	$(844)	(3)%
Impairment of strategic investments	—	46,154	(46,154)	(100)%
Other income, net	(27,918)	(8,985)	(18,933)	(211)%
Total other expenses, net	$1,657	$67,588	$(65,931)	(98)%
In the three months ended March 31, 2024, other expenses, net, decreased by $65.9 million, or 98%, compared to the same period last year. The decrease was primarily attributable to a $46.2 million impairment of a strategic investment that occurred during the first quarter of 2023 and a $18.9 million increase in income related to our investments in the first quarter of 2024 compared to the same period in 2023.

Results of Operations by Segment
The following table presents the results for non-GAAP income (loss) from operations, as reviewed by our CODM, for each of our Communications and Segment reportable segments for the three months ended March 31, 2024 and 2023:

	Three Months Ended
	March 31,
	2024	2023	Change
	(Dollars in thousands)
Twilio Communications	$249,010	$180,464	$68,546	38%
Twilio Segment	$(20,994)	$(17,217)	$(3,777)	22%
In the three months ended March 31, 2024, Communications non-GAAP income from operations increased by $68.5 million, or 38%, compared to the same period last year. The increase was primarily driven by an increase in Communications revenue of $39.1 million, as described in the Revenue section above, and a decrease in Communications operating expenses and cost of revenue. The decrease in operating expenses was primarily attributable to a $23.2 million decrease in total Communications personnel costs, which was mainly due to the restructuring of our workforce in February 2023 and December 2023. These restructurings contributed to a 27% decrease in average Communications headcount compared to the same period last year. Communications non-GAAP income from operations also increased due to an $8.9 million decrease in network service providers’ costs, net of the impact of hedging instruments.
In the three months ended March 31, 2024, Segment non-GAAP loss from operations increased by $3.8 million, or 22%, compared to the same period last year. The increase was driven by an increase in Segment operating expenses of $3.5 million and an increase in Segment cost of revenue of $1.7 million, partially offset by an increase in Segment revenue of $1.4 million, as described in the Revenue section above.
Liquidity and Capital Resources
As of March 31, 2024, we had cash and cash equivalents of $672.6 million and short-term marketable securities of $3.2 billion. Cash equivalents consist of money market funds and commercial paper. Short-term marketable securities consist primarily of U.S. treasury securities, non-U.S. government securities, high credit quality corporate debt securities and commercial paper. The cash and cash equivalents and short-term marketable securities are held for working capital purposes.
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

We believe that our cash, cash equivalents and marketable securities balances, as well as the cash flows generated by our operations, will be sufficient to satisfy our anticipated cash needs for working capital and capital expenditure needs, including authorized share repurchases, for the next 12 months and beyond. However, our belief may prove to be incorrect, and we could utilize our available financial resources sooner than we currently expect. We may be required to seek additional equity or debt financing in order to meet our future capital requirements. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us, or at all. If we are unable to raise additional capital when desired, our business, results of operations and financial condition would be adversely affected. Our future capital requirements, the adequacy of our available funds and our cash from operations depend on many factors and are affected by various risks and uncertainties, including those set forth in Part II, Item 1A, “Risk Factors.”
Share Repurchase Programs
In February 2023, our board of directors authorized a share repurchase program pursuant to which we may repurchase up to $1.0 billion in aggregate value of our common stock. In March 2024, our board of directors authorized a second share repurchase program for an additional $2.0 billion in aggregate value of our common stock. As of March 31, 2024, we have repurchased $1.1 billion of our common stock in the open market under these programs, and approximately $1.9 billion of the aggregate authorized amount remained available for future repurchases. Repurchases under these programs will be made through open market, private transactions or other means in compliance with applicable federal securities laws, and could include repurchases pursuant to Rule 10b5-1 trading plans. We have discretion in determining the conditions under which shares may be repurchased from time to time. The programs expire on December 31, 2024.
In the three months ended March 31, 2024, we repurchased $384.3 million in aggregate value, or 6.1 million shares, of our common stock on the open market under these programs.
2029 Notes and 2031 Notes
In March 2021, we issued and sold $1.0 billion aggregate principal amount of senior notes, consisting of $500.0 million principal amount of 3.625% notes due 2029 (the “2029 Notes”) and $500.0 million principal amount of 3.875% notes due 2031 (the “2031 Notes,” and together with the 2029 Notes, the “Notes”). These Notes are described in detail in Note 14 to our Annual Report on Form 10-K filed with the SEC on February 27, 2024.
Cash Flows
The following table summarizes our cash flows:

	Three Months Ended
	March 31,
	2024	2023
	(In thousands)
Cash provided by (used in) operating activities	$190,123	$(97,866)
Cash provided by investing activities	189,770	202,465
Cash used in financing activities	(363,229)	(121,538)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	39
Net increase (decrease) in cash, cash equivalents and restricted cash	$16,664	$(16,900)
Cash Flows from Operating Activities
In the three months ended March 31, 2024, cash provided by operating activities consisted primarily of our net loss of $55.3 million adjusted for non-cash items, including $158.6 million of stock-based compensation expense, $53.3 million of depreciation and amortization expense, $18.8 million amortization of deferred commissions, $29.6 million of share of losses from equity method investments and $25.1 million of cumulative changes in operating assets and liabilities. With respect to changes in operating assets and liabilities, accounts receivable and prepaid expenses decreased $32.5 million primarily due to timing of cash receipts and pre-payments of certain operating expenses. Accounts payable and other current liabilities decreased $50.2 million primarily driven by timing of payments to vendors.

In the three months ended March 31, 2023, cash used in operating activities consisted primarily of our net loss of $342.1 million adjusted for non-cash items, including $170.8 million of stock-based compensation expense, $71.4 million of depreciation and amortization expense, $21.8 million of impairment of operating lease assets and other long-lived assets, $8.6 million of non-cash reduction in our operating right-of-use asset, $17.9 million amortization of deferred commissions, $30.4 million of our share of losses from an equity method investment, $46.2 million of impairment of an investment that we acquired in 2021, and $143.2 million of cumulative changes in operating assets and liabilities. With respect to changes in operating assets and liabilities, accounts receivable and prepaid expenses increased $86.7 million primarily due to revenue growth, timing of cash receipts and pre-payments and certain operating expenses. Accounts payable and other current liabilities increased $19.1 million primarily driven by a $33.2 million increase in the restructuring liabilities that was offset by a $15.0 million decrease in the sabbatical benefit accrual as a result of lower headcount and sunsetting of the program. Operating lease liabilities decreased $13.7 million due to payments made against our operating lease obligations. Other long-term assets increased $21.5 million primarily due to an increase in the sales commissions balances related to the growth of our business.
Cash Flows from Investing Activities
In the three months ended March 31, 2024, cash provided by investing activities was $189.8 million, primarily consisting of $202.6 million of maturities and sales of marketable securities, net of purchases, partially offset by $11.2 million related to capitalized software development costs and $1.7 million related to purchases of long-lived assets.
In the three months ended March 31, 2023, cash provided by investing activities was $202.5 million, primarily consisting of $219.1 million of proceeds from sales and maturities of marketable securities, net of purchases of marketable securities and other investments; partially offset by $9.9 million related to capitalized software development costs and $6.8 million related to purchases of long-lived assets.
Cash Flows from Financing Activities
In the three months ended March 31, 2024, cash used in financing activities was $363.2 million, primarily consisting of $356.9 million of cash paid to repurchase 6.1 million shares of our common stock in the open market, including related costs.
In the three months ended March 31, 2023, cash used in financing activities was $121.5 million, primarily consisting of $115.0 million of cash paid to repurchase 1.9 million shares of our Class A common stock in the open market, including related costs, and $7.4 million in principal payments on debt and finance leases, offset by $3.3 million in proceeds from stock options exercised by our employees and shares issued under our employee stock purchase plan.
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
There have been no changes to our critical accounting policies as described in our Annual Report on Form 10-K filed with the SEC on February 27, 2024.
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
Interest Rate Risk
We had cash and cash equivalents of $672.6 million and marketable securities of $3.2 billion as of March 31, 2024. In any given period, cash and cash equivalents may consist of bank deposits, money market funds, reverse repurchase agreements and commercial paper. Marketable securities consist primarily of U.S. treasury securities, non-U.S. government securities and high credit quality corporate debt securities. The cash and cash equivalents and marketable securities are held for working capital purposes. Such interest‑earning instruments carry a degree of interest rate risk. To date, fluctuations in interest income have not been significant. The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. In March 2021, we issued $1.0 billion aggregate principal amount of our 2029 Notes and 2031 Notes carrying fixed interest rates of 3.625% and 3.875%, respectively. Due to the short‑term nature of our investments and fixed rate nature of our debt, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. A hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
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
The majority of our subsidiaries remeasure monetary assets and liabilities at period-end exchange rates, while non-monetary items are remeasured at historical rates. Revenue and expense accounts are remeasured at the average exchange rate in effect during the month in which a transaction occurs. If there is a change in foreign currency exchange rates, the conversion of our foreign subsidiaries’ financial statements into U.S. dollars would result in a realized gain or loss which is recorded in our condensed consolidated statements of operations included elsewhere in this Quarterly Report on Form 10-Q.
We enter into foreign currency derivative hedging transactions to mitigate our exposure to market risks that may result from changes in foreign currency exchange rates. For further information, refer to Note 6 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
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

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2024, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
(b)    Changes in Internal Control
There were no changes in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended March 31, 2024, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
Refer to Note 11(b) to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for a description of our current material legal proceedings.
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
•the accuracy of our metrics, and assumptions and estimates used to calculate them;
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
•the possibility that we may not realize the anticipated long-term stockholder value of our share repurchase programs;
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

The current macroeconomic environment has constrained the budgets and financial resources of some of our current and prospective customers, which has caused them to become more budget-conscious and to delay and/or reduce spending. Given that a majority of our revenue is usage-based and impacted by general consumer sentiment and activity, our business may be more immediately and severely impacted by adverse macroeconomic conditions than those that rely primarily on software-as-a-service (“SaaS”) subscription revenue. The current macroeconomic environment has caused certain of our Communications customers to reduce or terminate their usage of our products without notice or termination charges, which has negatively impacted, and, despite recent stabilization in usage volumes, may in the future negatively impact, our Communications revenue. Similarly, the current macroeconomic environment has caused certain of our Segment and other subscription-based customers to renegotiate existing contracts on less advantageous terms to us than those currently in place, reduce or limit their contract value, default on payments due on existing contracts, or fail to renew at the end of their current contract term, which has had, and may continue to have, a negative impact on our revenue. A prolonged economic slowdown could exacerbate these negative effects on revenue and revenue growth in both our Communications and Segment business units. Additionally, when customers fail to pay us or reduce their spending with us, we may be adversely affected by an inability to collect amounts due, the costs of enforcing the terms of our contracts, including through litigation, and/or a reduction in revenue. For example, in February 2023, one of our customers, Oi SA, a Brazilian telecom company, initiated reorganization proceedings in a Brazilian bankruptcy court as well as a secondary proceeding under Chapter 15 in the United States and exposed us to risks on collections of pre-petition receivables and ongoing revenue, as detailed in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors Affecting Our Results of Operations.” If the effects of the current macroeconomic environment continue to adversely affect our business and the businesses of our current and prospective customers, our results of operations and financial condition may continue to be harmed, and many of the other risks described in this “Risk Factors” section will be exacerbated.

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
We have reduced our workforce by approximately 35% since September 2022. While our reductions in force and other efforts to restructure our business were designed to streamline operations, reduce operating costs, improve operating margins, and realign our selling capacity, we may encounter challenges in the execution of these efforts that could prevent us from recognizing the intended benefits of such efforts or otherwise adversely affect our business, results of operations and financial condition.
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
In the first quarter of 2023, we reorganized our business into two business units—Communications and Data & Applications (subsequently renamed Segment). Beginning with the quarter ended June 30, 2023, we changed our operating and reporting segment structure from one reportable segment to two reportable segments and revised our prior period presentation to conform to the new segments. In the fourth quarter of 2023, we further modified the organization of our business units by moving Flex and Marketing Campaigns from Segment to Communications.
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
In the first quarter of 2024, we conducted an operational review of Segment and developed a plan that we believe will deliver a more effective Segment business. As we announced in March 2024, we are targeting break-even non-GAAP income from operations for Segment by the second quarter of 2025 and we accelerated our target timeline to achieve GAAP operating profitability on a consolidated basis to the fourth quarter of 2025. There is no guarantee that we will achieve these operational and financial targets, and if we do not, it could negatively impact the trust of investors or securities analysts, and our results of operations and stock price could be adversely affected.
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
Customer usage of our products depends on factors generally outside of our control, including macroeconomic conditions, so it is difficult to accurately predict customers’ usage levels. The loss of customers or reductions in their usage levels of our products may each have a negative impact on our business, results of operations and financial condition. Our Dollar-Based Net Expansion Rate has recently stabilized as compared to prior periods, but it may decline in the future if customers are not satisfied with our products and related customer service experience, the value proposition of our products or our ability to meet their needs and expectations, or due to macroeconomic conditions or reductions in customers’ budgets. If a significant number of customers cease using, or reduce their usage of our products, including due to cost-saving measures in the face of macroeconomic uncertainty or changes in the competitive landscape, then we may be required to spend significantly more on sales and marketing than we currently expect in order to maintain or increase revenue from customers. Such additional sales and marketing expenditures could adversely affect our business, results of operations and financial condition.
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
Additionally, the success of our existing products and any new products we introduce depends, in part, on our ability to integrate them with third-party products used by us or our customers. The providers of such third-party products may modify the features, functionality, pricing, and other terms and conditions with respect to such products in a manner adverse to us and to our customers that use such third-party products in connection with our products. If we are unable to maintain the integrations between our products and such third-party products, our ability to meet the needs and expectations of our current and prospective customers could be adversely affected, which could adversely affect our business. Our platform must integrate with and leverage a variety of infrastructure, network, hardware, mobile and software platforms and technologies, and we need to continuously modify and enhance our products and platform to adapt to changes and innovation in these technologies. For example, Apple, Google, Yahoo and other cell-phone operating system providers or inbox service providers have developed, and may in the future develop, new applications or functions intended to filter spam and unwanted phone calls, messages or emails. Third-party platforms may also implement changes to their privacy policies or practices that may adversely impact us or our customers. In addition, our network service providers may adopt new filtering technologies in an effort to combat spam or robocalling. Such technologies may inadvertently filter desired messages or calls to or from our customers. If cell-phone operating system providers, network service providers, our customers or their end users adopt new software platforms or infrastructure, we may be required to develop new versions of our products to work with those new platforms or infrastructure. This development effort may require significant resources, which would adversely affect our business, results of operations and financial condition. Any failure of our products and platform to operate effectively with evolving or new platforms and technologies could reduce the demand for our products. If we are unable to respond to these changes in a cost-effective manner, our products may become less marketable and less competitive or obsolete, and our business, results of operations and financial condition could be adversely affected.
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
Although we cannot provide any assurance that our business will continue to grow at the same rate or at all in the future, we have experienced substantial growth in our business and operations, which has placed, and may continue to place, significant demands on our management and our operational and financial resources, especially as we continue to focus on improving our operating efficiency. Although we have conducted workforce reductions in the past, we may experience employee growth in the future. We have also experienced significant growth in the number of customers, usage and amount of data that our platform and associated infrastructure support. As a result of this growth, our organizational structure is becoming more complex as we improve our operational, financial and management controls as well as our reporting systems and procedures. The expansion of our systems and infrastructure, as well as the changes arising from our business reorganizations, has required, and will continue to require, us to commit substantial financial, operational, and technical resources. Our revenue may not increase as a result of our investments in these areas and, if revenue does increase, it may not increase enough to offset these investments, or it may take several periods before we begin to see the benefits of these investments. If we are unable to adequately manage our growth and other business changes in a manner that preserves the key aspects of our corporate culture, including as a result of our past reductions in force, reorganization of our business and changes to our leadership structure, the quality and performance of our products may suffer, which could negatively affect our brand, reputation and ability to retain and attract customers and employees. Finally, if we are unable to maintain reliable service levels for our customers or if the level of efficiency in our organization suffers as we grow and transform our operating model, then our business, results of operations and financial condition could be adversely affected.

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
We have incurred net losses in each year since our inception, including net losses of $55.3 million, $1.0 billion and $1.3 billion in the three months ended March 31, 2024 and the years ended December 31, 2023 and 2022, respectively. We had an accumulated deficit of $5.5 billion as of March 31, 2024. We will need to generate and sustain increased revenue levels, and manage our operating expenses, in future periods to become profitable and achieve our stated profitability goals and, even if we do, we may not be able to maintain or increase our level of profitability. We expect to continue to expend substantial financial and other resources on, among other things: investments in our engineering team; improvements in security and data protection; the development of new products, features and functionality and enhancements to our platform; sales and marketing; expansion of our operations and infrastructure, both domestically and internationally; and general administration, including legal, accounting and other expenses related to being a public company. Our efforts to grow our business may be more costly than we expect, and we may not be able to increase our revenue enough to offset our associated operating expenses. We may incur significant losses in the future for a number of reasons, including the other risks described herein, and unforeseen expenses, difficulties, complications and delays and other unknown events. If we are unable to achieve and sustain profitability, or if we incur significant losses, the value of our business and common stock may significantly decrease.

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
In each of the three months ended March 31, 2024 and the years ended December 31, 2023 and 2022, we derived 34% of our revenue from customer accounts located outside the United States. The future success of our business will depend, in part, on our ability to strategically maintain and expand our customer base worldwide. Operating in international markets requires significant resources and management attention and subjects us to regulatory, economic and political risks in addition to those we face in the United States.
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
In the three months ended March 31, 2024 and the years ended December 31, 2023 and 2022, our 10 largest Active Customer Accounts generated an aggregate of 10%, 10% and 12% of our revenue, respectively. If any of these customers, or other large customers, do not continue to use our products, use fewer of our products, or use our products in a more limited capacity, or not at all, our business, results of operations and financial condition could be adversely affected. Additionally, the usage of our products by customers that do not have long-term contracts with us may change between periods. Those with no long-term contract with us may reduce or fully terminate their usage of our products at any time without notice, penalty or termination charges, which may adversely impact our results of operations.
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
From time to time, private entities and inbox service providers impose requirements that impact our and our customers’ ability to use and deliver email. For example, some of our IP addresses have become, and we expect will continue to be, listed with one or more denylisting entities due to the messaging practices of our customers and other users. We may be at an increased risk of having our IP addresses denylisted due to our scale and volume of email processed, compared to our smaller competitors. There can be no guarantee that we will be able to successfully remove ourselves from those lists. Because we fulfill email delivery on behalf of our customers, denylisting of this type could undermine the effectiveness of our customers’ transactional email, email marketing programs and other email communications, all of which could have a material negative impact on our business, financial condition and results of operations. In the first quarter of 2024, Google and Yahoo began enforcing new email sender requirements aimed at sender authentication, including Domain-based Message Authentication, Reporting and Conformance (“DMARC”) record requirements. These requirements have required us to devote time and resources toward compliance efforts, and these or similar authentication requirements imposed in the future could result in reduced volumes for our email products and could adversely affect our business, financial condition and results of operations.
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
As of March 31, 2024, we had $1.0 billion of indebtedness outstanding (excluding intercompany indebtedness). Our indebtedness may:
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
We rely on assumptions and estimates to calculate certain of our business metrics, and real or perceived inaccuracies in such metrics could adversely affect our reputation and our business.
We rely on assumptions and estimates to calculate certain of our business metrics that we disclose in SEC filings, press releases and other materials, such as Dollar-Based Net Expansion Rate. Our metrics are not based on any standardized industry methodology and are not necessarily calculated in the same manner or comparable to similarly titled measures presented by other companies. Similarly, our metrics may differ from estimates published by third parties or from similarly titled metrics of our competitors due to differences in methodology. The numbers that we use to calculate our metrics are based on internal data and may be compiled from multiple systems, including systems that are organically developed or acquired through business combinations. While these numbers are based on what we believe to be reasonable judgments and estimates for the applicable period of measurement, there are inherent challenges in measuring our business or components of our business. We regularly review our processes for calculating these metrics, and from time to time we may make adjustments to improve their accuracy or relevance. Further, as our business develops, we may revise or cease reporting metrics if we determine that such metrics are no longer appropriate measures of our performance. If investors or analysts do not perceive our metrics to be accurate representations of our business, or if they disagree with our methodologies, or if we discover material inaccuracies in our metrics, our reputation, business, results of operations, and financial condition would be harmed.
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
We review our intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. As of March 31, 2024, we carried a net $5.6 billion of goodwill and intangible assets. An adverse change in market conditions or significant changes in accounting conclusions, particularly if such changes have the effect of changing one of our critical assumptions or estimates, could result in a change to the estimation of fair value that could result in an impairment charge to our goodwill or intangible assets. For example, during the year ended December 31, 2023, we recorded an impairment of intangible assets related to Segment totaling approximately $285.7 million, as described in additional detail in Note 6 to our consolidated financial statements included in our Annual Report on Form 10-K filed with the SEC on February 27, 2024. Any such charges may adversely affect our results of operations.
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
As of December 31, 2023, we had U.S. federal, state and foreign net operating loss carryforwards (“NOLs”), of $3.4 billion, $2.6 billion and $1.0 billion, respectively. Utilization of these NOL carryforwards depends on our future taxable income, and there is risk that a portion of our existing NOLs could expire unused, and that even if we achieve profitability, the use of our unexpired NOLs would be subject to limitations, which could materially and adversely affect our operating results. U.S. federal NOLs generated in taxable years beginning before January 1, 2018, may be carried forward only 20 years to offset future taxable income, if any. Under current law, U.S. federal NOLs generated in taxable years beginning after December 31, 2017, can be carried forward indefinitely, but the deductibility of such U.S. federal NOLs in taxable years beginning after December 31, 2020, is limited to 80% of taxable income. It is uncertain if and to what extent various states will conform to federal law.
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
Historically, we have not billed or collected taxes in certain jurisdictions and, in accordance with GAAP, we have recorded a provision for our tax exposure in these jurisdictions when it is both probable that a liability has been incurred and the amount of the exposure can be reasonably estimated. We reserved $18.2 million and $20.0 million for domestic jurisdictions and jurisdictions outside of the United States, respectively, on our March 31, 2024 balance sheet for these tax payments. These estimates include several key assumptions, including, but not limited to, the taxability of our products, the jurisdictions in which we believe we have nexus or a permanent establishment, and the sourcing of revenues to those jurisdictions. In the event these jurisdictions challenge our assumptions and analysis, our actual exposure could differ materially from our current estimates and reserves. If the actual payments we make to any jurisdiction exceed the accrual in our balance sheet, our results of operations would be harmed. In addition, some customers may question the incremental tax charges and seek to negotiate lower pricing from us, which could adversely affect our business, results of operations and financial condition.
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
Changes in tax laws or tax rulings, or changes in interpretations of existing laws, could cause us to be subject to additional income-based taxes and non-income taxes (such as payroll, sales, use, value-added, digital tax, net worth, property, and goods and services taxes), which in turn could materially affect our financial position and results of operations. Additionally, new, changed, modified, or newly interpreted or applied tax laws could increase our customers’ and our compliance, operating and other costs, as well as the costs of our products. For example, on August 16, 2022, the Inflation Reduction Act of 2022 was signed into law, with tax provisions primarily focused on implementing a 15% minimum tax on global adjusted financial statement income of corporations with adjusted financial statement income exceeding $1.0 billion, effective for tax years beginning after December 31, 2022, and a 1% excise tax on share repurchases occurring after December 31, 2022, which resulted in an excise tax payable calculated on our 2023 and 2024 share repurchases.
As another example, beginning in 2022, the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) eliminates the option to deduct research and development expenditures currently and requires taxpayers to capitalize and amortize them over five or fifteen years pursuant to Section 174 of the Code, which impacts our effective tax rate and our cash tax liability in 2024. If the requirement to capitalize Section 174 expenditures is not modified by legislation, it will continue to impact our effective tax rate and our cash tax liability.

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
•changes in financial estimates or the publication of reports or statements by securities analysts or investors who follow our company, or our failure to meet these estimates or the expectations of investors;

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
We may not realize the anticipated long-term stockholder value of our share repurchase programs, and any failure to repurchase our common stock after we have announced our intention to do so may negatively impact our stock price.
In February 2023, our board of directors authorized the repurchase of up to $1.0 billion of our common stock from time to time through a share repurchase program. In March 2024, our board of directors authorized an additional $2.0 billion share repurchase program. Through March 31, 2024, we have repurchased $1.1 billion of our common stock on the open market under this program, such that up to $1.9 billion remained available for repurchase as of March 31, 2024. Under our share repurchase programs, we may make repurchases of stock through a variety of methods, including open share market purchases, privately negotiated purchases, entering into one or more confirmations or other contractual arrangements with a financial institution counterparty to effectuate one or more accelerated stock repurchase contracts, forward purchase contracts or similar derivative instruments, Dutch auction tender offers, or through a combination of any of the foregoing, in accordance with applicable federal securities laws. Our share repurchase programs terminate at 11:59 pm Pacific Time on December 31, 2024, do not obligate us to repurchase any specific number of shares, and may be suspended at any time at our discretion and without prior notice. The timing and amount of any repurchases, if any, will be subject to liquidity, stock price, market and economic conditions, compliance with applicable legal requirements such as Delaware surplus and solvency tests and other relevant factors. Any failure to repurchase stock after we have announced our intention to do so may negatively impact our reputation and investor confidence in us and may negatively impact our stock price.
The existence of our share repurchase programs could cause our stock price to be higher than it otherwise would be and could potentially reduce the market liquidity for our stock. Although our share repurchase programs are intended to enhance long-term stockholder value, there is no assurance that it will do so because the market price of our common stock may decline below the levels at which we repurchase shares, and short-term stock price fluctuations could reduce the effectiveness of the program.
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
During the three months ended March 31, 2024, we issued 22,102 shares of our common stock to an independent donor advised fund to further our Twilio.org philanthropic goals. The shares were “restricted securities” for purposes of Rule 144 under the Securities Act, and had an aggregate fair market value on the date of donation of $1.3 million. The foregoing transaction did not involve any underwriters, any underwriting discounts or commissions, or any public offering. We believe the offer, sale and issuance of the above shares were exempt from registration under the Securities Act by virtue of Section 4(a)(2) of the Securities Act because the issuance of the shares did not involve a public offering.
Issuer Purchases of Equity Securities
The following table summarizes the share repurchase activity for the three months ended March 31, 2024:

	Total Number of Shares Purchased(1)	Average Price Paid Per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
	(In thousands)		(In thousands)	(In millions)
January 1 - 31, 2024	614	$72.31	614	$284
February 1 - 29, 2024	1,223	$62.70	1,223	$207
March 1 - 31, 2024	4,291	$61.25	4,291	$1,944
	6,128		6,128
_____________________________
(1) In February 2023, our board of directors authorized a share repurchase program to repurchase up to $1.0 billion in aggregate value of our Class A common stock. In March 2024, our board of directors authorized an additional $2.0 billion share repurchase program. Repurchases under these programs can be made through open market transactions, privately negotiated transactions and other means in compliance with applicable federal securities laws, including through Rule 10b5-1 plans. We have discretion in determining the conditions under which shares may be repurchased from time to time. The programs expire on December 31, 2024. Refer to Note 12 — Stockholders' Equity in Part I, Item 1, of this Quarterly Report on Form 10-Q for additional information related to share repurchases.

(2) Average price paid per share includes costs associated with the repurchases.
Item 5. Other Information

Securities Trading Plans of Directors and Executive Officers

During the three months ended March 31, 2024, the following “Rule 10b5-1 trading arrangements” (as defined in Item 408 of Regulation S-K) were adopted or terminated by our directors and officers, each of which was intended to satisfy the affirmative defense in Rule 10b5-1(c):

On March 6, 2024, Khozema Shipchandler, our Chief Executive Officer and a member of our board of directors, adopted a Rule 10b5-1 trading plan providing for the sale of up to an aggregate of 123,388 shares of common stock held by Mr. Shipchandler, plus any shares acquired pursuant to equity awards granted after the adoption of the plan or purchased under our employee stock purchase plan prior to the termination of the plan. The number of shares listed above for Mr. Shipchandler includes performance-based awards presented at their target amounts and shares subject to limit orders that may or may not execute. The number of shares eligible for sale will also be reduced by shares sold in mandatory transactions to cover withholding taxes. The duration of the plan is until April 4, 2025 or earlier if all transactions under the plan have been completed.

On March 7, 2024, Aidan Viggiano, our Chief Financial Officer, entered into a Rule 10b5-1 trading plan providing for the sale of up to an aggregate of 121,675 shares of common stock held by Ms. Viggiano, plus any shares acquired pursuant to equity awards granted after the adoption of the plan or purchased under our employee stock purchase plan prior to the termination of the plan. The number of shares listed above for Ms. Viggiano includes performance-based awards presented at their target amounts and shares subject to limit orders that may or may not execute. The number of shares eligible for sale will also be reduced by shares sold in mandatory transactions to cover withholding taxes. The duration of the plan is until July 31, 2025 or earlier if all transactions under the plan have been completed.

No other directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (each as defined in Item 408 of Regulation S-K) during the last fiscal quarter.
Item 6.     Exhibits
The documents listed in the Exhibit Index of this Quarterly Report on Form 10-Q are incorporated by reference or are filed with this Quarterly Report on Form 10-Q, in each case as indicated therein.

EXHIBIT INDEX
Exhibit Number		Incorporated by Reference
	Description	Form	File No.	Exhibit	Filing Date

10.1+	Offer Letter, by and between Twilio Inc. and Khozema Shipchandler, dated January 7, 2024.	8-K	001-37806	10.1	January 8, 2024

10.2+	Separation Agreement and Release, by and between Twilio Inc. and Jeff Lawson, dated January 7, 2024.	8-K	001-37806	10.2	January 8, 2024

10.3	Cooperation Agreement, by and among Twilio Inc., Sachem Head Capital Management LP, and certain of their respective affiliates, dated March 30, 2024.	8-K	001-37806	10.1	April 1, 2024

10.4+	Amended and Restated Non-Employee Director Compensation Policy				Filed herewith

31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				Filed herewith

31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				Filed herewith

32.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				Furnished herewith

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document				Filed herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document				Filed herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				Filed herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document				Filed herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				Filed herewith

104	Cover Page with Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)
__________________________________________
+    Indicates a management contract or compensatory plan or arrangement.
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

TWILIO INC.

May 8, 2024	/s/ KHOZEMA Z. SHIPCHANDLER
Khozema Z. Shipchandler Director and Chief Executive Officer (Principal Executive Officer)

May 8, 2024	/s/ AIDAN VIGGIANO
Aidan Viggiano Chief Financial Officer (Principal Accounting and Financial Officer)