Form 10-Q
period 2024-06-30
TWILIO INC
filed 2024-08-01
CIK 1447669

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________
FORM 10-Q
_____________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024

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

As of July 23, 2024, 160,599,847 shares of the registrant’s Class A common stock were outstanding.
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

TWILIO INC.
Quarterly Report on Form 10-Q
For the Three Months Ended June 30, 2024

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
TWILIO INC.
Condensed Consolidated Balance Sheets
(Unaudited)

	As of June 30,	As of December 31,
	2024	2023
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$755,065	$655,931
Short-term marketable securities	2,361,063	3,356,064
Accounts receivable, net	537,313	562,773
Prepaid expenses and other current assets	310,260	329,204
Total current assets	3,963,701	4,903,972
Property and equipment, net	198,562	209,639
Operating right-of-use assets	63,898	73,959
Equity method investment	541,120	593,582
Intangible assets, net	293,328	350,490
Goodwill	5,243,266	5,243,266
Other long-term assets	203,777	234,799
Total assets	$10,507,652	$11,609,707
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$61,831	$119,615
Accrued expenses and other current liabilities	467,472	424,311
Deferred revenue and customer deposits	138,745	144,499
Operating lease liability, current	43,451	49,872
Total current liabilities	711,499	738,297
Operating lease liability, noncurrent	102,562	120,770
Finance lease liability, noncurrent	4,964	9,191
Long-term debt, net	989,762	988,953
Other long-term liabilities	19,392	19,944
Total liabilities	1,828,179	1,877,155
Commitments and contingencies (Note 11)
Stockholders' equity:
Preferred stock	—	—
Class A common stock	164	182
Additional paid-in capital	15,136,786	14,797,723
Accumulated other comprehensive (loss) income	(10,671)	619
Accumulated deficit	(6,446,806)	(5,065,972)
Total stockholders’ equity	8,679,473	9,732,552
Total liabilities and stockholders’ equity	$10,507,652	$11,609,707
See accompanying notes to condensed consolidated financial statements.

TWILIO INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
	(In thousands, except share and per share amounts)
Revenue	$1,082,502	$1,037,761	$2,129,552	$2,044,325
Cost of revenue	526,657	532,006	1,029,666	1,047,880
Gross profit	555,845	505,755	1,099,886	996,445
Operating expenses:
Research and development	243,652	226,896	495,267	465,491
Sales and marketing	217,556	261,600	431,574	521,485
General and administrative	113,984	134,852	225,950	247,420
Restructuring costs	(310)	14,902	9,636	136,844
Impairment of long-lived assets	—	9,332	—	31,116
Total operating expenses	574,882	647,582	1,162,427	1,402,356
Loss from operations	(19,037)	(141,827)	(62,541)	(405,911)
Other expenses, net:
Share of losses from equity method investment	(23,940)	(32,361)	(53,515)	(62,780)
Impairment of strategic investments	(667)	—	(667)	(46,154)
Other income, net	17,401	8,745	45,319	17,730
Total other expenses, net	(7,206)	(23,616)	(8,863)	(91,204)
Loss before provision for income taxes	(26,243)	(165,443)	(71,404)	(497,115)
Provision for income taxes	(5,615)	(744)	(15,803)	(11,211)
Net loss attributable to common stockholders	$(31,858)	$(166,187)	$(87,207)	$(508,326)
Net loss per share attributable to common stockholders, basic and diluted	$(0.19)	$(0.91)	$(0.50)	$(2.75)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	170,222,104	183,490,982	175,613,672	184,926,875
See accompanying notes to condensed consolidated financial statements.

TWILIO INC.
Condensed Consolidated Statements of Comprehensive (Loss) Income
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
	(In thousands)
Net loss	$(31,858)	$(166,187)	$(87,207)	$(508,326)
Other comprehensive (loss) income:
Unrealized (loss) gain on marketable securities	(1,821)	8,605	(7,014)	39,355
Foreign currency translation	—	86	—	569
Net change in market value of effective foreign currency forward exchange contracts	(823)	(2,167)	(5,328)	1,168
Share of other comprehensive (loss) income from equity method investment	(3,086)	5,146	1,052	19,794
Total other comprehensive (loss) income	(5,730)	11,670	(11,290)	60,886
Comprehensive loss attributable to common stockholders	$(37,588)	$(154,517)	$(98,497)	$(447,440)
See accompanying notes to condensed consolidated financial statements.

TWILIO INC.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
Three Months Ended June 30, 2024

	Common Stock Class A		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
	(In thousands, except share amounts)
Balance as of March 31, 2024	177,471,887	$177	$14,960,837	$(4,941)	$(5,508,343)	$9,447,730
Net loss	—	—	—	—	(31,858)	(31,858)
Exercises of vested stock options	27,598	—	678	—	—	678
Vesting of restricted stock units	1,464,534	1	(1)	—	—	—
Value of equity awards withheld for tax liability	(780)	—	(45)	—	—	(45)
Shares issued under ESPP	394,479	—	20,601	—	—	20,601
Shares of Class A common stock issued and donated to charity	22,102	—	1,315	—	—	1,315
Unrealized loss on marketable securities	—	—	—	(1,821)	—	(1,821)
Repurchases of shares of Class A common stock including related costs	(15,229,731)	(14)	—	—	(906,605)	(906,619)
Net change in market value of effective foreign currency forward exchange contracts	—	—	—	(823)	—	(823)
Share of other comprehensive loss from equity method investment	—	—	—	(3,086)	—	(3,086)
Stock-based compensation	—	—	153,401	—	—	153,401
Balance as of June 30, 2024	164,150,089	$164	$15,136,786	$(10,671)	$(6,446,806)	$8,679,473

See accompanying notes to condensed consolidated financial statements.

TWILIO INC.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
Six Months Ended June 30, 2024

	Common Stock Class A		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
	(In thousands, except share amounts)
Balance as of December 31, 2023	181,945,771	$182	$14,797,723	$619	$(5,065,972)	$9,732,552
Net loss	—	—	—	—	(87,207)	(87,207)
Exercises of vested stock options	71,433	—	1,099	—	—	1,099
Vesting of restricted stock units	3,080,464	2	(2)	—	—	—
Value of equity awards withheld for tax liability	(27,537)	—	(1,963)	—	—	(1,963)
Shares issued under ESPP	394,479	—	20,601	—	—	20,601
Shares of Class A common stock issued and donated to charity	44,204	—	2,610	—	—	2,610
Shares returned from escrow	(696)	—	(192)	—	—	(192)
Unrealized loss on marketable securities	—	—	—	(7,014)	—	(7,014)
Repurchases of shares of Class A common stock including related costs	(21,358,029)	(20)	—	—	(1,293,627)	(1,293,647)
Net change in market value of effective foreign currency forward exchange contracts	—	—	—	(5,328)	—	(5,328)
Share of other comprehensive income from equity method investment	—	—	—	1,052	—	1,052
Stock-based compensation	—	—	314,462	—	—	314,462
Stock-based compensation - restructuring	—	—	2,448	—	—	2,448
Balance as of June 30, 2024	164,150,089	$164	$15,136,786	$(10,671)	$(6,446,806)	$8,679,473
See accompanying notes to condensed consolidated financial statements.

TWILIO INC.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
Three Months Ended June 30, 2023

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

TWILIO INC.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
Six Months Ended June 30, 2023

	Common Stock Class A		Common Stock Class B		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
	(In thousands, except share amounts)
Balance as of December 31, 2022	176,358,104	$174	9,617,605	$12	$14,055,853	$(121,161)	$(3,375,836)	$10,559,042
Net loss	—	—	—	—	—	—	(508,326)	(508,326)
Exercises of vested stock options	100,406	—	127,982	—	4,741	—	—	4,741
Vesting of restricted stock units	2,660,746	3	—	—	(3)	—	—	—
Value of equity awards withheld for tax liability	(37,837)	—	—	—	(2,509)	—	—	(2,509)
Conversion of shares of Class B common stock into shares of Class A common stock	9,745,587	12	(9,745,587)	(12)	—	—	—	—
Shares issued under ESPP	579,857	—	—	—	23,337	—	—	23,337
Shares of Class A common stock issued and donated to charity	44,204	—	—	—	2,646	—	—	2,646
Unrealized gain on marketable securities	—	—	—	—	—	39,355	—	39,355
Repurchases of shares of Class A common stock including related costs	(8,276,451)	(8)	—	—	—	—	(498,131)	(498,139)
Foreign currency translation	—	—	—	—	—	569	—	569
Net change in market value of effective foreign currency forward exchange contracts	—	—	—	—	—	1,168	—	1,168
Share of other comprehensive income from equity method investment	—	—	—	—	—	19,794	—	19,794
Stock-based compensation	—	—	—	—	324,252	—	—	324,252
Stock-based compensation - restructuring	—	—	—	—	10,629	—	—	10,629
Balance as of June 30, 2023	181,174,616	$181	—	$—	$14,418,946	$(60,275)	$(4,382,293)	$9,976,559
See accompanying notes to condensed consolidated financial statements.

TWILIO INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:	(In thousands)
Net loss	$(87,207)	$(508,326)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	105,383	146,388
Non-cash reduction to the right-of-use asset	10,064	16,074
Net amortization of investment premium and discount	(12,572)	5,392
Impairment of long-lived assets	—	31,116
Stock-based compensation including restructuring	306,263	323,893
Amortization of deferred commissions	37,788	36,067
Provision for doubtful accounts	14,365	21,864
Share of losses from equity method investment	53,515	62,780
Loss on net assets divested	—	32,277
Impairment of strategic investments	667	46,154
Other adjustments	7,924	13,275
Changes in operating assets and liabilities:
Accounts receivable	11,094	(92,130)
Prepaid expenses and other current assets	19,752	(45,116)
Other long-term assets	2,396	(19,180)
Accounts payable	(59,027)	(13,582)
Accrued expenses and other current liabilities	23,655	(44,365)
Deferred revenue and customer deposits	(5,755)	306
Operating lease liabilities	(24,177)	(27,864)
Other long-term liabilities	(662)	757
Net cash provided by (used in) operating activities	403,466	(14,220)
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions, net of cash acquired and payments related to prior period acquisitions	—	(170)
Purchases of marketable securities and other investments	(589,995)	(511,734)
Proceeds from sales and maturities of marketable securities	1,592,970	1,050,010
Capitalized software development costs	(25,835)	(20,075)
Purchases of long-lived and intangible assets	(2,756)	(8,254)
Net cash provided by investing activities	974,384	509,777
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on debt and finance leases	(7,060)	(9,804)
Value of equity awards withheld for tax liabilities	(1,963)	(2,509)
Repurchases of shares of Class A common stock and related costs	(1,273,699)	(485,121)
Proceeds from exercises of stock options and shares of Class A common stock issued under ESPP	21,700	28,078
Net cash used in financing activities	(1,261,022)	(469,356)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	108
NET INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH, including cash classified as held for sale	116,828	26,309
CASH, CASH EQUIVALENTS AND RESTRICTED CASH CLASSIFIED AS HELD FOR SALE	—	(7,306)
NET INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	116,828	19,003
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—Beginning of period	655,931	656,078
CASH, CASH EQUIVALENTS AND RESTRICTED CASH —End of period	$772,759	$675,081
Cash paid for income taxes, net	$19,473	$17,578
Cash paid for interest	$19,007	$19,261

RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH TO THE CONDENSED CONSOLIDATED BALANCE SHEETS
Cash and cash equivalents	$755,065	$675,081
Restricted cash in other current assets	7,554	—
Restricted cash in other long-term assets	10,140	—
Total cash, cash equivalents and restricted cash	$772,759	$675,081
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

(d)Remaining Performance Obligations
Revenue allocated to remaining performance obligations for contracts with durations of more than one year was $152.6 million as of June 30, 2024, of which 64% is expected to be recognized over the next 12 months and 93% is expected to be recognized over the next 24 months.
(e)Deferred Revenue and Customer Deposits
As of June 30, 2024, and December 31, 2023, the Company recorded $138.7 million and $144.5 million as its deferred revenue and customer deposits, respectively. During the three months ended June 30, 2024 and 2023, the Company recognized $32.1 million and $27.2 million of revenue, respectively, that was included in the deferred revenue and customer deposits balances as of the end of the previous year. During the six months ended June 30, 2024 and 2023, the Company recognized $97.4 million and $98.6 million of revenue, respectively, that was included in the deferred revenue and customer deposits balances as of the end of the previous year.
(f)Concentration of Credit Risk
Financial instruments that potentially expose the Company to a concentration of credit risk consist primarily of cash, cash equivalents, restricted cash, marketable securities and accounts receivable. The Company maintains cash, cash equivalents, restricted cash and marketable securities with financial institutions. Certain balances held by such financial institutions exceed insured limits.
The Company sells its services to a wide variety of customers. If the financial condition or results of operations of any significant customer deteriorates substantially, operating results could be adversely affected. To reduce credit risk, management performs credit evaluations of the financial condition of significant customers and periodic re-evaluations, as needed, of existing customers. The Company does not require collateral from its credit customers and maintains reserves for estimated credit losses on customer accounts when considered necessary. Actual credit losses may differ from the Company’s estimates. As of June 30, 2024, and December 31, 2023, the allowance for doubtful accounts was $37.2 million and $42.0 million, respectively, and is recorded in accounts receivable, net, in the accompanying condensed consolidated balance sheets.
In the three and six months ended June 30, 2024 and 2023, no customer organization accounted for more than 10% of the Company’s total revenue.
As of June 30, 2024 and December 31, 2023, no customer organization represented more than 10% of the Company’s gross accounts receivable.
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
The Company enacted workforce reduction plans in February 2023, December 2023 and March 2024. In the six months ended June 30, 2024, restructuring charges incurred and cash paid related to these plans were not significant. The estimated remaining expenses related to these plans are not expected to be significant.
(h)Recently Issued Accounting Guidance, Not yet Adopted
In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. (“ASU”) 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures,” which is intended to improve reportable segment disclosures. The ASU expands segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the Chief Operating Decision Maker (“CODM”) and included within each reported measure of segment profit or loss. It also requires disclosure of the amount and description of the composition of other segment items and interim disclosures of a reportable segment's profit or loss and assets. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with retrospective application required. Early adoption is permitted. The Company expects to adopt ASU 2023-07 upon its effective date. The adoption will require certain additional disclosure in the notes to the Company’s consolidated financial statements.

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
3. Fair Value Measurements
Financial Assets
The following tables provide the financial assets measured at fair value on a recurring basis:

	Amortized Cost or Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses Less Than 12 Months	Gross Unrealized Losses More Than 12 Months	Fair Value Hierarchy as of June 30, 2024			Aggregate Fair Value
					Level 1	Level 2	Level 3
Financial Assets:	(In thousands)
Cash and cash equivalents:
Money market funds	$483,904	$—	$—	$—	$483,904	$—	$—	$483,904
Commercial paper	15,287	—	—	—	—	15,287	—	15,287
U.S. Treasury bills	68,383	—	—	—	68,383	—	—	68,383
Total included in cash and cash equivalents	567,574	—	—	—	552,287	15,287	—	567,574
Marketable securities:
Debt securities:
U.S. Treasury securities	433,012	60	(1,234)	(198)	431,640	—	—	431,640
Non-U.S. government securities	8,787	12	—	(16)	8,783	—	—	8,783
Corporate debt securities and commercial paper	1,926,309	2,102	(7,858)	(2,031)	10,810	1,907,712	—	1,918,522
Total debt securities	2,368,108	2,174	(9,092)	(2,245)	451,233	1,907,712	—	2,358,945
Equity securities	2,118	—	—	—	2,118	—	—	2,118
Total marketable securities	2,370,226	2,174	(9,092)	(2,245)	453,351	1,907,712	—	2,361,063
Total financial assets	$2,937,800	$2,174	$(9,092)	$(2,245)	$1,005,638	$1,922,999	$—	$2,928,637

	Amortized Cost or Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses Less Than 12 Months	Gross Unrealized Losses More Than 12 Months	Fair Value Hierarchy as of December 31, 2023			Aggregate Fair Value
					Level 1	Level 2	Level 3
Financial Assets:	(In thousands)
Cash and cash equivalents:
Money market funds	$408,696	$—	$—	$—	$408,696	$—	$—	$408,696
Total included in cash and cash equivalents	408,696	—	—	—	408,696	—	—	408,696
Marketable securities:
Debt securities:
U.S. Treasury securities	410,665	2,162	(7)	(1,665)	411,155	—	—	411,155
Non-U.S. government securities	83,576	55	(111)	(1,209)	82,311	—	—	82,311
Corporate debt securities and commercial paper	2,859,071	15,366	(10,818)	(5,922)	16,690	2,841,007	—	2,857,697
Total debt securities	3,353,312	17,583	(10,936)	(8,796)	510,156	2,841,007	—	3,351,163
Equity securities	4,901	—	—	—	4,901	—	—	4,901
Total marketable securities	3,358,213	17,583	(10,936)	(8,796)	515,057	2,841,007	—	3,356,064
Total financial assets	$3,766,909	$17,583	$(10,936)	$(8,796)	$923,753	$2,841,007	$—	$3,764,760

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
Interest earned on debt securities was $23.5 million and $50.6 million in the three and six months ended June 30, 2024, respectively, and $16.7 million and $33.9 million in the three and six months ended June 30, 2023, respectively. The interest is recorded as other income, net, in the accompanying condensed consolidated statements of operations.
The following table summarizes the contractual maturities of debt securities:

	As of June 30,		As of December 31,
	2024		2023
	Amortized Cost	Aggregate Fair Value	Amortized Cost	Aggregate Fair Value
Financial Assets:	(In thousands)
Less than one year	$807,283	$802,685	$1,448,256	$1,434,149
One to three years	1,560,825	1,556,260	1,905,056	1,917,014
Total	$2,368,108	$2,358,945	$3,353,312	$3,351,163
Strategic Investments
As of June 30, 2024 and December 31, 2023, the Company held strategic investments with a carrying value of $31.1 million and $30.7 million, respectively, recorded as other long-term assets in the accompanying condensed consolidated balance sheets. The carrying value of these securities is determined under the measurement alternative on a non-recurring basis and adjusted for observable changes in fair value or impairment. There were no significant impairments or adjustments recorded in the six months ended June 30, 2024 related to these investments. During the six months ended June 30, 2023, the Company recorded an impairment loss of $46.2 million related to one of these investments in other expenses, net, in the accompanying condensed consolidated statement of operations.
Financial Liabilities
The Company’s financial liabilities that are measured at fair value on a recurring basis consist of foreign currency derivative liabilities and are classified as Level 2 financial instruments in the fair value hierarchy. As of June 30, 2024 and December 31, 2023, the aggregate fair value of these liabilities and the associated unrealized losses were not significant.
The Company’s financial liabilities that are not measured at fair value on a recurring basis are its Senior Notes due 2029 (“2029 Notes”) and its Senior Notes due 2031 (“2031 Notes”). As of June 30, 2024, the fair values of the 2029 Notes and 2031 Notes were $453.5 million and $443.3 million, respectively. As of December 31, 2023, the fair values of the 2029 Notes and 2031 Notes were $462.4 million and $452.3 million, respectively.

4. Property and Equipment
Property and equipment consisted of the following:

	As of June 30,	As of December 31,
	2024	2023
	(In thousands)
Capitalized internal-use software developments costs	$330,978	$297,655
Data center equipment (1)	104,883	104,543
Leasehold improvements	92,155	92,315
Office equipment	57,317	60,905
Furniture and fixtures	14,562	14,558
Software	14,639	14,639
Total property and equipment	614,534	584,615
Less: accumulated depreciation and amortization (1)	(415,972)	(374,976)
Total property and equipment, net	$198,562	$209,639
____________________________________
(1) Data center equipment contains $72.4 million in assets held under finance leases as of June 30, 2024 and December 31, 2023. Accumulated depreciation and amortization includes $62.7 million and $55.9 million of accumulated depreciation for assets held under finance leases as of June 30, 2024, and December 31, 2023, respectively.
Depreciation and amortization expense was $23.3 million and $24.3 million in the three months ended June 30, 2024 and 2023, respectively, and $47.2 million and $44.3 million in the six months ended June 30, 2024 and 2023, respectively.
The Company capitalized $20.4 million and $14.8 million in internal‑use software development costs in the three months ended June 30, 2024 and 2023, respectively, and $36.5 million and $29.0 million in the six months ended June 30, 2024 and 2023, respectively.
5. Segment Reporting
As of June 30, 2024, the Company had two operating and reportable segments: Twilio Communications (“Communications”) and Twilio Segment (“Segment”).
Twilio Communications: The Communications reportable segment consists of a variety of application programming interfaces (“APIs”) and software solutions to optimize communications between Twilio customers and their end users. The key products from which the segment derives its revenue are Messaging, Voice, and Email and Marketing Campaigns.
Twilio Segment: The Segment reportable segment consists of software products that enable businesses to achieve more effective customer engagement by providing the tools necessary for customers to build direct, personalized relationships with their end users. The key product from which the segment derives its revenue is Segment.

Presented below is the discrete financial information by reportable segment for the three and six months ended June 30, 2024 and 2023, that is regularly reviewed by the CODM for performance assessment and resource allocation decisions. Prior period amounts were reclassified to conform to the current period’s presentation. Asset information is not presented below since it is not reviewed by the CODM on a segment by segment basis. Revenue, costs of revenue and operating expenses are generally directly attributable to each segment. Certain costs of revenue and operating expenses are allocated based on methodologies that best reflect the patterns of consumption of these costs. Corporate costs consist of costs that support company-wide processes and are managed on the company-wide level, and include costs related to corporate governance and communication, global brand awareness, information security, and certain legal, human resources, finance and accounting expenses.

	Three Months Ended June 30,		Six Months Ended June 30,

	2024	2023	2024	2023
	(In thousands)
Revenue:
Communications	$1,007,302	$964,535	$1,979,308	$1,897,483
Segment	75,200	73,226	150,244	146,842
Total	$1,082,502	$1,037,761	$2,129,552	$2,044,325
Non-GAAP income (loss) from operations:
Communications	$249,930	$192,524	$498,940	$372,988
Segment	(15,815)	(18,979)	(36,809)	(36,196)
Corporate costs	(58,796)	(53,398)	(127,202)	(112,858)
Total	$175,319	$120,147	$334,929	$223,934

Reconciliation of non-GAAP income (loss) from operations to loss from operations:
Total non-GAAP income from operations	$175,319	$120,147	$334,929	$223,934
Stock-based compensation	(147,657)	(152,798)	(303,815)	(313,264)
Amortization of acquired intangibles	(28,184)	(50,190)	(57,123)	(100,964)
Acquisition and divestiture related expenses	—	(3,097)	—	(5,332)
Loss on net assets held for sale	—	(28,453)	—	(32,277)
Payroll taxes related to stock-based compensation	(3,510)	(2,155)	(10,286)	(7,402)
Charitable contributions	(15,315)	(1,047)	(16,610)	(2,646)
Restructuring costs	310	(14,902)	(9,636)	(136,844)
Impairment of long-lived assets	—	(9,332)	—	(31,116)
Loss from operations	(19,037)	(141,827)	(62,541)	(405,911)
Other expenses, net	(7,206)	(23,616)	(8,863)	(91,204)
Loss before provision for income taxes	$(26,243)	$(165,443)	$(71,404)	$(497,115)
6. Derivatives and Hedging
As of June 30, 2024, the Company had outstanding foreign currency forward contracts designated as cash flow hedges with a total sell notional value of $186.1 million. The notional value represents the amount that will be sold upon maturity of the forward contract. As of June 30, 2024, these contracts had maturities of up to 17 months. Gains and losses associated with these foreign currency forward contracts were not significant.
The Company is subject to master netting agreements with certain counterparties of the foreign exchange contracts, under which it is permitted to net settle transactions of the same currency with a single net amount payable by one party to the other. It is the Company’s policy to present the derivatives at gross in its condensed consolidated balance sheets. The Company’s foreign currency forward contracts are not subject to any credit contingent features or collateral requirements. The Company manages its exposure to counterparty risk by entering into contracts with a diversified group of major financial institutions and by actively monitoring its outstanding positions. As of June 30, 2024, the Company did not have any offsetting arrangements.

7. Goodwill and Intangible Assets
Goodwill
As of June 30, 2024 and December 31, 2023, the balance of the Company’s goodwill was $5.2 billion, of which $4.9 billion relates to the Communications reportable segment and $306.1 million relates to the Segment reportable segment. There was no goodwill activity during the six months ended June 30, 2024.
Intangible assets
Intangible assets consisted of the following:

	As of June 30, 2024
	Cost	Accumulated Amortization	Net
Amortizable intangible assets:	(In thousands)
Developed technology	$397,473	$(288,369)	$109,104
Customer relationships	349,074	(193,460)	155,614
Supplier relationships	49,756	(30,823)	18,933
Trade names	25,968	(24,474)	1,494
Order backlog	10,000	(10,000)	—
Patent	3,968	(1,000)	2,968
Total amortizable intangible assets	836,239	(548,126)	288,113
Non-amortizable intangible assets:
Telecommunication licenses	4,920	—	4,920
Trademarks and other	295	—	295
Total	$841,454	$(548,126)	$293,328

	As of December 31, 2023
	Cost	Accumulated Amortization	Net
Amortizable intangible assets:	(In thousands)
Developed technology	$397,473	$(259,635)	$137,838
Customer relationships	349,074	(170,511)	178,563
Supplier relationships	49,756	(26,316)	23,440
Trade names	25,968	(23,600)	2,368
Order backlog	10,000	(10,000)	—
Patent	3,968	(902)	3,066
Total amortizable intangible assets	836,239	(490,964)	345,275
Non-amortizable intangible assets:
Telecommunication licenses	4,920	—	4,920
Trademarks and other	295	—	295
Total	$841,454	$(490,964)	$350,490
Amortization expense was $28.2 million and $50.2 million for the three months ended June 30, 2024 and 2023, respectively, and $57.2 million and $101.1 million for the six months ended June 30, 2024 and 2023, respectively.

Total estimated future amortization expense is as follows:

As of June 30, 2024
Year Ended December 31,	(In thousands)
2024 (remaining six months)	$54,880
2025	107,862
2026	42,149
2027	25,330
2028	19,055
Thereafter	38,837
Total	$288,113
8. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

	As of June 30,	As of December 31,
	2024	2023
	(In thousands)
Accrued payroll and related	$69,341	$77,593
Accrued bonus and commission	67,549	17,345
Accrued cost of revenue	172,162	155,721
Sales and other taxes payable	74,111	70,913
ESPP contributions	4,343	6,130
Finance lease liability	4,439	8,489
Restructuring liability	2,750	29,086
Share repurchase costs payable	13,003	3,526
Accrued other expense	59,774	55,508
Total accrued expenses and other current liabilities	$467,472	$424,311
9. Long-Term Debt
Long-term debt, net, consisted of the following:

	As of June 30,	As of December 31,
	2024	2023
	(In thousands)
2029 Senior Notes
Principal	$500,000	$500,000
Unamortized discount	(3,900)	(4,274)
Unamortized issuance costs	(878)	(962)
Net carrying amount	495,222	494,764
2031 Senior Notes
Principal	500,000	500,000
Unamortized discount	(4,457)	(4,744)
Unamortized issuance costs	(1,003)	(1,067)
Net carrying amount	494,540	494,189
Total long-term debt, net	$989,762	$988,953
As of June 30, 2024, the Company was in compliance with all of its covenants under the related indentures.

10. Revenue by Geographic Area
Revenue by geographic area is based on the IP address or the mailing address of the customer at the time of registration. The following table sets forth revenue by geographic area:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue by geographic area:	(In thousands)
United States	$706,451	$692,646	$1,392,978	$1,354,736
International	376,051	345,115	736,574	689,589
Total	$1,082,502	$1,037,761	$2,129,552	$2,044,325

Percentage of revenue by geographic area:
United States	65%	67%	65%	66%
International	35%	33%	35%	34%
11. Commitments and Contingencies

(a)Lease and Other Commitments
The Company has entered into various non-cancelable operating lease agreements for its facilities. In the three and six months ended June 30, 2024, the Company did not enter into any significant new lease agreements.
The Company has non-cancelable contractual commitments with its cloud infrastructure provider, network service providers and other vendors. In the three and six months ended June 30, 2024, the Company entered into several such agreements with terms up to three years for a total purchase commitment of $25.6 million and $40.8 million, respectively.
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

As of June 30, 2024, and December 31, 2023, no amounts were accrued related to any outstanding indemnification agreements.
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
As of June 30, 2024, the liabilities recorded for the non-income-based taxes were $18.6 million for domestic jurisdictions and $20.2 million for jurisdictions outside of the United States. As of December 31, 2023, these liabilities were $18.0 million and $22.2 million, respectively.
12. Stockholders' Equity
Preferred Stock
As of June 30, 2024, and December 31, 2023, the Company had authorized 100,000,000 shares of preferred stock, par value $0.001, of which no shares were issued and outstanding.
Common Stock
As of June 30, 2024, the Company had authorized 1,000,000,000 shares of Class A common stock and 3,170,181 shares of Class B common stock, each with a par value of $0.001 per share. As of June 30, 2024, 164,150,089 shares of Class A common stock and no shares of Class B common stock were issued and outstanding.
As of December 31, 2023, the Company had authorized 1,000,000,000 shares of Class A common stock and 3,170,181 shares of Class B common stock, each with a par value of $0.001 per share. As of December 31, 2023, 181,945,771 shares of Class A common stock and no shares of Class B common stock were issued and outstanding.
The Company had reserved shares of common stock for issuance as follows:

	As of June 30,	As of December 31,
	2024	2023
Stock options issued and outstanding	1,529,641	1,722,861
Unvested restricted stock units issued and outstanding	22,542,340	18,755,538
Shares of Class A common stock reserved for Twilio.org	397,837	442,041
Stock-based awards available for grant under 2016 Plan	22,580,783	19,869,260
Shares of Class A common stock reserved for issuance pursuant to ESPP	9,947,222	8,541,701
Total	56,997,823	49,331,401

Share Repurchase Programs

In February 2023, the board of directors of the Company authorized a repurchase of up to $1.0 billion in aggregate value of its outstanding Class A common stock through a share repurchase program. In March 2024, the board of directors of the Company authorized a second share repurchase program for an additional $2.0 billion in aggregate value of its outstanding Class A common stock. Repurchases under these programs can be made through open market, private transactions or other means, in compliance with applicable federal securities laws, and could include repurchases pursuant to Rule 10b5-1 trading plans. The Company has discretion in determining the conditions under which shares may be repurchased from time to time. Both programs expire on December 31, 2024.

In the three months ended June 30, 2024 and 2023, the Company repurchased 15.2 million and 6.4 million shares of its Class A common stock, respectively, for an aggregate purchase price of $898.6 million and $370.0 million, respectively. In the six months ended June 30, 2024 and 2023, the Company repurchased 21.4 million and 8.3 million shares of its Class A common stock, respectively, for an aggregate purchase price of $1.3 billion and $495.0 million, respectively. As of June 30, 2024, approximately $1.0 billion of the aggregate amount authorized under the stock repurchase programs remained available for future repurchases.
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
In the second quarter of 2024, the Company granted performance-based restricted stock units (“PSUs”) covering 516,626 shares that had an aggregate grant date fair value of $34.5 million to certain of its executive employees. The PSUs will vest if certain operational performance or market conditions, as defined in the grant agreements, are met during the performance achievement period, which expires on December 31, 2026. The fair value of the portion of the PSUs with an operational performance target equals the closing price of the Company’s Class A common stock on the date of grant. The expense is recognized on a straight-line basis and only if it is probable that the performance target will be achieved during the performance period. The probability of achievement is assessed each reporting period and adjustments are recorded accordingly. The fair value of the portion of the PSUs with market conditions was determined using a Monte-Carlo simulation model and the expense is recognized on a straight-line basis over the performance achievement period. At the end of the vesting period the number of shares actually issued may range from 0% to 200% of the target based on levels of performance.
In addition, pursuant to the Company’s 2016 Employee Stock Purchase Plan (“ESPP”), eligible employees may purchase shares of the Company’s Class A common stock at a discount of 15% through payroll deductions of their eligible compensation. The ESPP provides for separate six-month offering periods beginning in May and November of each year.
As of June 30, 2024, total unrecognized compensation cost related to unvested restricted stock units was $1.5 billion which will be amortized over a weighted-average period of 2.9 years. As of June 30, 2024, total unrecognized compensation cost related to unvested stock options, the ESPP, and shares of Class A common stock in escrow subject to future vesting was not significant.

Stock-Based Compensation Expense
The Company recorded total stock-based compensation expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In thousands)
Cost of revenue	$5,503	$6,334	$11,394	$11,624
Research and development	80,790	74,576	162,139	152,669
Sales and marketing	33,449	42,869	68,104	90,998
General and administrative	27,915	29,019	62,178	57,973
Restructuring costs	—	296	2,448	10,629
Total	$147,657	$153,094	$306,263	$323,893
14. Net Loss Per Share Attributable to Common Stockholders
The following table sets forth the calculation of basic and diluted net loss per share attributable to common stockholders during the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net loss attributable to common stockholders (in thousands)	$(31,858)	$(166,187)	$(87,207)	$(508,326)
Weighted-average shares used to compute net loss per share attributable to common stockholders, basic and diluted	170,222,104	183,490,982	175,613,672	184,926,875
Net loss per share attributable to common stockholders, basic and diluted	$(0.19)	$(0.91)	$(0.50)	$(2.75)
The following outstanding shares of common stock equivalents were excluded from the calculation of the diluted net loss per share attributable to common stockholders because their effect would have been anti-dilutive:

	As of June 30,
	2024	2023
Stock options issued and outstanding	1,529,641	1,907,102
Unvested restricted stock units issued and outstanding	22,542,340	22,092,462
Shares of Class A common stock reserved for Twilio.org	397,837	486,245
Shares of Class A common stock committed under ESPP	251,810	396,717
Shares of Class A common stock in escrow	—	31,503
Shares of Class A common stock in escrow and restricted stock awards subject to future vesting	3,771	15,936
Total	24,725,399	24,929,965
15. Income Taxes

The Company has historically computed its provision for income taxes for interim periods using an estimated annual effective tax rate (“AETR”) based on anticipated annual pretax income or loss, which was adjusted for discrete items recorded in the period. However, due to the level of forecasted provision for income taxes relative to the forecasted pre-tax income used in computing the effective tax rate, the effective tax rate is highly sensitive to fluctuations in pre-tax income and does not provide a reasonable estimate for income taxes in the interim period. As such, the Company computed its provision for income taxes based on the year-to-date actual effective tax rate for the three and six months ended June 30, 2024. The Company plans to revert to applying a forecasted annual effective tax rate to year-to-date earnings and adjusting for discrete items once that method produces more reasonable results. The primary difference between the Company’s effective tax rate and the federal statutory rate is the full valuation allowance the Company has established on its federal, state and certain foreign net operating losses and credits.

The provision for income taxes recorded in the three months ended June 30, 2024 consists primarily of federal, state and foreign income taxes and withholding taxes in foreign jurisdictions in which the Company conducts business. The provision for income taxes recorded in the six months ended June 30, 2024 consists primarily of the same factors and also income tax expense from a foreign audit settlement.
The provision for income taxes recorded in the three and six months ended June 30, 2023 consists primarily of income taxes and withholding taxes, partially offset by an income tax benefit from the release of tax liabilities related to uncertain tax positions for which the statute of limitation had lapsed.
The Company is subject to taxation in the U.S. and various other state and foreign jurisdictions. Because the Company has net operating loss carryforwards for U.S. federal and state jurisdictions, the statute of limitations is open for all tax years.
16. Related Party Transactions
In May 2022, the Company and Syniverse Corporation (“Syniverse”), an equity method investee, entered into a wholesale agreement pursuant to which Syniverse would process, route and deliver application-to-person messages originating and/or terminating between the Company’s customers and mobile network operators. For the three and six months ended June 30, 2024, the value of the transactions that occurred between the Company and Syniverse were $35.2 million and $69.2 million, respectively. For the three and six months ended June 30, 2023, the value of the transactions that occurred between the Company and Syniverse were $37.3 million and $70.3 million, respectively. These transactions were recorded as cost of revenue in the accompanying condensed consolidated statements of operations.

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
•the impact on our business, corporate culture, and employees as a result of our leadership transition;
•our expectations regarding our Communications business, including anticipated efficiencies and strategy for streamlining the customer experience, including increased focus on self-service capabilities;
•our expectations regarding our Segment business, including the targets set as a result of our operational review of Segment, new product releases, increased investment and go-to-market focus to capture market share, and increased revenue growth;
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
We operate our business in two business units: Communications and Segment. Our Communications business consists of a variety of APIs and software solutions to optimize communications between our customers and their end users. Our key Communications offerings include Messaging, Voice, Flex, Email and Marketing Campaigns, and User Identity and Authentication. Our Segment business consists of software products that enable businesses to leverage their first-party data to create unique customer profiles and achieve more effective customer engagement. Together, our Communications and Segment products power our customer engagement platform. We believe that our two business units are complementary and address adjacent needs and related problems for our customers. Our goal is to create a flywheel for effective customer engagement by combining Segment’s user profiles with our rich Communications data to drive more personalized and intelligent customer interactions. We believe that our business unit structure enables each business unit to execute toward its respective goals with appropriate focus and independence, best positioning us to achieve our long-term plan of creating the leading customer engagement platform.
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

In the three months ended June 30, 2024 and 2023, our revenue was $1.08 billion and $1.04 billion, respectively, and our net loss was $31.9 million and $166.2 million, respectively. In the three months ended June 30, 2024 and 2023, our 10 largest Active Customer Accounts generated an aggregate of 10% and 11% of our total revenue, respectively.

Factors Affecting Our Results of Operations
We are focused on profitable growth. To increase revenue and grow market share, we intend to drive product innovation, leverage predictive and generative AI, further enhance our ISV, reseller and other partner relationships, improve our self-service capabilities, cross-sell our products, expand internationally, enhance Segment data warehouse interoperability and reduce time to value for Segment. We also intend to optimize our business and take measures to reduce costs, including simplifying and further automating our business processes, modernizing our infrastructure, focusing on self-service, leveraging AI, and implementing other initiatives targeted at improving efficiencies in our business.
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
We are also migrating part of Segment’s architecture to a new infrastructure provider in 2024, which we expect will allow us to recognize greater operational efficiency and scale up new AI-driven products and features. We expect this migration will take several quarters and result in overlapping expenses with our original and new vendors for much of 2024, which we expect to negatively impact Segment gross margins until we complete the migration. We expect to complete the migration by the end of 2024.
We expect our prior workforce restructurings to reduce our operating expenses in future periods. We also expect that the new cash bonus program that we introduced in 2024 to reduce or eliminate our use of equity compensation for certain employees will continue to increase our expenses in future periods.
In February 2023, one of our customers, Oi SA, a Brazilian telecom company, initiated reorganization proceedings in a Brazilian bankruptcy court and exposed us to risks on collections of pre-petition receivables and ongoing revenue. In April 2024, the creditors of Oi SA approved a Judicial Reorganization Plan (the “Oi Reorganization Plan”) that aims to ensure Oi SA’s operational feasibility and continuity of activities and further provides extended and discounted payment terms for pre-petition receivables. The Oi Reorganization Plan was subsequently ratified by the Brazilian bankruptcy court and contains contingencies including but not limited to Oi SA’s completion of financing by July 16, 2024, which was subsequently extended to August 8, 2024. As of June 30, 2024, we have $6.4 million in pre-petition accounts receivable (net of $8.8 million in reserves) and $13.1 million in post-petition accounts receivable due from Oi SA. The customer has been making regular payments on post-petition receivables. If Oi SA fails to comply with its obligations under the Oi Reorganization Plan, if the contingencies contained in the Oi Reorganization Plan are not timely resolved, or if the customer ceases to make payment on post-petition receivables, we may incur additional bad debt expense or reductions in revenue in future periods.
Key Business Metrics
We review a number of operational and financial metrics, including Active Customer Accounts and Dollar-Based Net Expansion Rate, to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans and make strategic decisions.
The following table summarizes our year-over-year revenue growth and Dollar-Based Net Expansion Rate for the three months ended June 30, 2024 and 2023, and the number of Active Customer Accounts as of June 30, 2024 and 2023.

	Three Months Ended
	June 30,
	2024	2023
Active Customer Accounts	316,000	304,000
Total Revenue (in thousands)	$1,082,502	$1,037,761
Total Revenue Growth Rate	4%	10%
Dollar-Based Net Expansion Rate	102%	103%
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
Our business and customer relationships have grown since we began reporting the number of Active Customer Accounts using the above definition, which is anchored to a minimum $5 monthly revenue figure. We have a large number of Active Customer Accounts with relatively low individual spend that in the aggregate do not drive a significant portion of our revenue. Due to this dynamic, we believe that the number of Active Customer Accounts, as currently defined, is less informative now as an indicator of the growth of our business and future revenue trends than it has been in prior periods. In the three months ended June 30, 2024 and 2023, revenue from Active Customer Accounts represented over 99% of total revenue in each period.
Dollar‑Based Net Expansion Rate
Our Dollar-Based Net Expansion Rate compares the total revenue from all Active Customer Accounts and customer accounts from Zipwhip in a quarter to the same quarter in the prior year. To calculate the Dollar-Based Net Expansion Rate, we first identify the cohort of Active Customer Accounts and customer accounts from Zipwhip that were Active Customer Accounts or customer accounts from Zipwhip in the same quarter of the prior year. The Dollar-Based Net Expansion Rate is the quotient obtained by dividing the revenue generated from that cohort in a quarter, by the revenue generated from that same cohort in the corresponding quarter in the prior year. When we calculate Dollar-Based Net Expansion Rate for periods longer than one quarter, we use the average of the applicable quarterly Dollar-Based Net Expansion Rates for each of the quarters in such period. Revenue from acquisitions does not impact the Dollar-Based Net Expansion Rate calculation until the quarter following the one-year anniversary of the applicable acquisition, unless the acquisition closing date is the first day of a quarter. As a result, for the quarter ended June 30, 2024, our Dollar-Based Net Expansion Rate excludes the contributions from any acquisitions made after April 1, 2023. Revenue from divestitures does not impact the Dollar-Based Net Expansion Rate calculation beginning in the quarter the divestiture closed, unless the divestiture closing date is the last day of a quarter. As a result, for the quarter ended June 30, 2024, our Dollar-Based Net Expansion Rate excludes the contributions from any divestitures made after June 30, 2023. Communications Dollar-Based Net Expansion Rate and Segment Dollar-Based Net Expansion Rate are calculated using the same methodology, but using only revenue attributable to the respective segment and Active Customer Accounts and customer accounts from Zipwhip for that respective segment.

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
Our Segment reportable segment revenue is derived from Segment products that are subscription-based. For these products we recognize revenue evenly over the contract term. When our usage-based products are embedded into our subscription-based products, we charge for each product separately on a usage or subscription basis, respectively, and record the revenue in the reportable segment in which each product resides.
Most of our usage-based customers gain access to our products and solutions through our e-commerce self-service sign-up format, which requires an upfront prepayment via credit card that is drawn down as they use our products. Pricing is generally based on a publicly available, self-serve pricing matrix that generally allows customers to receive tiered discounts as their usage of our products increases. Many of our larger usage-based customers enter into contractual arrangements with us for a period of at least 12 months. These contracts may include negotiated terms and typically include minimum revenue commitments of varying durations. Usage-based customers subject to such contracts are typically invoiced monthly in arrears for products used. In each of the three months ended June 30, 2024 and 2023, we generated 71% of our revenue from usage-based fees.
Subscription-based fees are earned in accordance with subscription pricing terms. For our subscription-based products, customers generally enter into negotiated contracts, which are typically one to three years in duration. Subscription customers are generally invoiced in advance at the start of the contract term. In each of the three months ended June 30, 2024 and 2023, we generated 29% of our revenue from non-usage‑based fees.
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

Cost of Revenue and Gross Profit
Cost of Revenue. Cost of revenue consists primarily of fees paid to network service providers. Cost of revenue also includes cloud infrastructure fees, direct costs of personnel, such as salaries and stock‑based compensation for our customer support employees, and other non‑personnel costs, such as depreciation and amortization expense related to data centers and hosting equipment, and amortization of capitalized internal-use software development costs and acquired intangible assets. Costs of revenue are generally directly attributable to each segment. Certain costs of revenue are allocated to segments based on methodologies that best reflect the patterns of consumption of these costs.
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
Sales and Marketing. Sales and marketing expenses consist primarily of personnel costs, including commissions and bonuses to our sales employees. Sales and marketing expenses also include expenditures related to advertising, marketing, brand awareness activities, costs related to our SIGNAL customer and developer conferences, credit card processing fees, professional services fees, depreciation, amortization of acquired intangible assets and an allocation of our general overhead expenses. Sales and marketing expenses are generally directly attributable to each segment. Certain sales and marketing expenses are allocated to segments based on methodologies that best reflect the patterns of consumption of these costs. A small percentage of sales and marketing costs, such as costs related to corporate communications and global brand awareness, are not allocated to segments because they support company-wide processes and are managed on a company-wide level.
We focus our sales and marketing efforts on generating awareness of our company, platform and products, creating sales leads, expanding relationships with existing customers and establishing and promoting our brand, both domestically and internationally.
General and Administrative. General and administrative expenses consist primarily of personnel costs for our accounting, finance, legal, human resources and administrative support personnel. General and administrative expenses also include costs related to business acquisitions and dispositions, legal and other professional services fees, certain taxes, depreciation and amortization, charitable contributions and an allocation of our general overhead expenses. General and administrative expenses are allocated to each segment when they are directly attributable to each segment or are allocated to segments based on methodologies that best reflect the patterns of consumption of these costs. A significant portion of general and administrative costs, such as costs related to corporate governance, and certain legal, human resources, finance and accounting functions, support company-wide processes and are managed on a company-wide level and, therefore, are considered corporate costs and are not allocated to segments.
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
Non‑GAAP Gross Profit and Non‑GAAP Gross Margin
For the periods presented, we define non‑GAAP gross profit and non‑GAAP gross margin as GAAP gross profit and GAAP gross margin, respectively, adjusted to exclude, as applicable, certain expenses as presented in the table below:

	Three Months Ended
	June 30,
	2024	2023
Reconciliation:	(In thousands)
GAAP gross profit	$555,845	$505,755
GAAP gross margin	51%	49%
Non-GAAP adjustments:
Stock-based compensation	5,503	6,334
Amortization of acquired intangibles	15,682	29,669
Payroll taxes related to stock-based compensation	283	123
Non-GAAP gross profit	$577,313	$541,881
Non-GAAP gross margin	53%	52%

Non‑GAAP Operating Expenses
For the periods presented, we define non‑GAAP operating expenses (including categories of operating expenses) as GAAP operating expenses (and categories of operating expenses) adjusted to exclude, as applicable, certain expenses as presented in the table below:

	Three Months Ended
	June 30,
	2024	2023
Reconciliation:	(In thousands)
GAAP operating expenses	$574,882	$647,582
Non-GAAP adjustments:
Stock-based compensation	(142,154)	(146,464)
Amortization of acquired intangibles	(12,502)	(20,521)
Acquisition and divestiture related expenses	—	(3,097)
Loss on net assets held for sale	—	(28,453)
Payroll taxes related to stock-based compensation	(3,227)	(2,032)
Charitable contributions	(15,315)	(1,047)
Restructuring costs	310	(14,902)
Impairment of long-lived assets	—	(9,332)
Non-GAAP operating expenses	$401,994	$421,734
Non‑GAAP Income from Operations and Non‑GAAP Operating Margin
For the periods presented, we define non‑GAAP income from operations and non‑GAAP operating margin as GAAP income (loss) from operations and GAAP operating margin, respectively, adjusted to exclude, as applicable, certain expenses as presented in the table below:

	Three Months Ended
	June 30,
	2024	2023
Reconciliation:	(In thousands)
GAAP loss from operations	$(19,037)	$(141,827)
GAAP operating margin	(2)%	(14)%
Non-GAAP adjustments:
Stock-based compensation	147,657	152,798
Amortization of acquired intangibles	28,184	50,190
Acquisition and divestiture related expenses	—	3,097
Loss on net assets held for sale	—	28,453
Payroll taxes related to stock-based compensation	3,510	2,155
Charitable contributions	15,315	1,047
Restructuring costs	(310)	14,902
Impairment of long-lived assets	—	9,332
Non-GAAP income from operations	$175,319	$120,147
Non-GAAP operating margin	16%	12%

Free Cash Flow and Free Cash Flow Margin
For the periods presented, we define free cash flow and free cash flow margin as net cash provided by operating activities and operating cash flow margin, respectively, less capitalized software development costs and purchases of long-lived and intangible assets, as presented in the table below:

	Three Months Ended
	June 30,
	2024	2023
Reconciliation:	(In thousands)
Net cash provided by operating activities	$213,343	$83,646
Operating cash flow margin	20%	8%
Non-GAAP adjustments:
Capitalized software development costs	(14,681)	(10,215)
Purchases of long-lived and intangible assets	(1,085)	(1,503)
Free cash flow	$197,577	$71,928
Free cash flow margin	18%	7%
Results of Operations
The following table sets forth our results of operations for the periods presented. The period-to-period comparison of our historical results are not indicative of the results that may be expected in the future.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Condensed Consolidated Statements of Operations Data:	(In thousands, except share and per share amounts)
Revenue	$1,082,502	$1,037,761	$2,129,552	$2,044,325
Cost of revenue (1) (2)	526,657	532,006	1,029,666	1,047,880
Gross profit	555,845	505,755	1,099,886	996,445
Operating expenses:
Research and development (1) (2)	243,652	226,896	495,267	465,491
Sales and marketing (1) (2)	217,556	261,600	431,574	521,485
General and administrative (1) (2)	113,984	134,852	225,950	247,420
Restructuring costs (1)	(310)	14,902	9,636	136,844
Impairment of long-lived assets	—	9,332	—	31,116
Total operating expenses	574,882	647,582	1,162,427	1,402,356
Loss from operations	(19,037)	(141,827)	(62,541)	(405,911)
Other expenses, net:
Share of losses from equity method investment	(23,940)	(32,361)	(53,515)	(62,780)
Impairment of strategic investments	(667)	—	(667)	(46,154)
Other income, net	17,401	8,745	45,319	17,730
Total other expenses, net	(7,206)	(23,616)	(8,863)	(91,204)
Loss before provision for income taxes	(26,243)	(165,443)	(71,404)	(497,115)
Provision for income taxes	(5,615)	(744)	(15,803)	(11,211)
Net loss attributable to common stockholders	$(31,858)	$(166,187)	$(87,207)	$(508,326)
Net loss per share attributable to common stockholders, basic and diluted	$(0.19)	$(0.91)	$(0.50)	$(2.75)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	170,222,104	183,490,982	175,613,672	184,926,875

__________________________________
(1) Includes stock-based compensation expense as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
	(In thousands)
Cost of revenue	$5,503	$6,334	$11,394	$11,624
Research and development	80,790	74,576	162,139	152,669
Sales and marketing	33,449	42,869	68,104	90,998
General and administrative	27,915	29,019	62,178	57,973
Restructuring costs	—	296	2,448	10,629
Total	$147,657	$153,094	$306,263	$323,893
____________________________________
(2) Includes amortization of acquired intangibles as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
	(In thousands)
Cost of revenue	$15,682	$29,669	$31,364	$59,630
Research and development	747	420	1,867	840
Sales and marketing	11,755	20,101	23,892	40,494
Total	$28,184	$50,190	$57,123	$100,964
The following table sets forth our results of operations for each of the periods presented as a percentage of our total revenue:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Condensed Consolidated Statements of Operations, as a percentage of revenue: **
Revenue	100%	100%	100%	100%
Cost of revenue	49	51	48	51
Gross profit	51	49	52	49
Operating expenses:
Research and development	23	22	23	23
Sales and marketing	20	25	20	26
General and administrative	11	13	11	12
Restructuring costs	*	1	*	7
Impairment of long-lived assets	—	1	—	2
Total operating expenses	53	62	55	69
Loss from operations	(2)	(14)	(3)	(20)
Other expenses, net
Share of losses from equity method investment	(2)	(3)	(3)	(3)
Impairment of strategic investments	*	—	*	(2)
Other income, net	2	1	2	1
Total other expenses, net	(1)	(2)	*	(4)
Loss before provision for income taxes	(2)	(16)	(3)	(24)
Provision for income taxes	(1)	*	(1)	(1)
Net loss attributable to common stockholders	(3%)	(16%)	(4%)	(25%)
____________________________________
* Less than 0.5% of revenue.
** Columns may not add up to 100% due to rounding.

Comparison of Three Months Ended June 30, 2024 and 2023
Revenue

	Three Months Ended
	June 30,
	2024	2023	Change
	(Dollars in thousands)
Twilio Communications	$1,007,302	$964,535	$42,767	4%
Twilio Segment	75,200	73,226	1,974	3%
Consolidated total revenue	$1,082,502	$1,037,761	$44,741	4%
In the three months ended June 30, 2024, Communications revenue increased by $42.8 million, or 4%, compared to the same period last year. This increase was primarily attributable to the increased usage of our products by our existing customers, as reflected in our Communications Dollar‑Based Net Expansion Rate of 102%, as well as $48.6 million in revenue derived from our new Communications Active Customer Accounts. These increases were partially offset by a decrease of $24.8 million related to revenue from our Internet of Things and ValueFirst businesses which we divested during the second and third quarters of 2023, respectively.
In the three months ended June 30, 2024, Segment revenue increased by $2.0 million, or 3%, compared to the same period last year. This change was primarily attributable to $8.1 million in revenue derived from our new Segment Active Customer Accounts, partially offset by the decreased usage of our products due to churn and contraction affecting our existing customers in 2023, as reflected in our Segment Dollar‑Based Net Expansion Rate of 93%.
Cost of Revenue and Gross Profit

	Three Months Ended
	June 30,
	2024	2023	Change
	(Dollars in thousands)
Cost of revenue	$526,657	$532,006	$(5,349)	(1)%
Gross profit	$555,845	$505,755	$50,090	10%
In the three months ended June 30, 2024, cost of revenue decreased by $5.3 million, or 1%, compared to the same period last year. The decrease was primarily attributable to a $14.0 million decrease in amortization of intangible assets and a $4.8 million decrease in network service providers’ costs, net of the impact of hedging instruments. These decreases were partially offset by a $14.4 million increase in hosting fees.
In the three months ended June 30, 2024, gross profit increased by $50.1 million, or 10%, compared to the same period last year. This increase was attributable to the factors impacting our revenue and cost of revenue, as described above.

Operating Expenses

	Three Months Ended
	June 30,
	2024	2023	Change
	(Dollars in thousands)
Research and development	$243,652	$226,896	$16,756	7%
Sales and marketing	217,556	261,600	(44,044)	(17)%
General and administrative	113,984	134,852	(20,868)	(15)%
Restructuring costs	(310)	14,902	(15,212)	(102)%
Impairment of long-lived assets	—	9,332	(9,332)	(100)%
Total operating expenses	$574,882	$647,582	$(72,700)	(11)%
In the three months ended June 30, 2024, research and development expenses increased by $16.8 million, or 7%, compared to the same period last year. The increase was primarily attributable to a $17.3 million increase in total personnel costs, which was primarily driven by a $13.9 million increase in bonus expenses as a result of the introduction of our new cash bonus program, and a $7.4 million increase in stock-based compensation expense. These increases were partially offset by a $5.1 million decrease in salaries expense due to a 14% decrease in average research and development headcount compared to the same period last year.
In the three months ended June 30, 2024, sales and marketing expenses decreased by $44.0 million, or 17%, compared to the same period last year. The decrease was primarily attributable to a $25.1 million decrease in total personnel costs, which was primarily driven by a 19% decrease in average sales and marketing headcount compared to the same period last year. The decrease in headcount was primarily due to the restructuring of our workforce in December 2023. Sales and marketing expenses also decreased due to an $8.1 million decrease in amortization of intangible assets and a $5.1 million decrease in expenses related to corporate events.
In the three months ended June 30, 2024, general and administrative expenses decreased by $20.9 million, or 15%, compared to the same period last year. The decrease was primarily attributable to the $28.5 million loss on net assets held for sale recorded in the 2023 period related to the sale of our ValueFirst business. This decrease was partially offset by a $14.3 million increase in charitable contributions that we made through Twilio.org during the second quarter of 2024. Fluctuations in other general and administrative expense categories were not significant either individually or in the aggregate.
In the three months ended June 30, 2024, restructuring costs decreased by $15.2 million, or 102%, compared to the same period last year. The decrease was primarily attributable to the significant restructuring costs incurred in the 2023 period related to our February 2023 restructuring activities.
In the three months ended June 30, 2024, impairment of long-lived assets decreased by $9.3 million, or 100%, compared to the same period last year. The prior year charges were related to the impairment of certain of our operating leases and other long-lived assets as a result of permanent office closures in 2023. There were no such impairments in the current period.
Other Expenses, net

	Three Months Ended
	June 30,
	2024	2023	Change
	(Dollars in thousands)
Share of losses from equity method investment	$23,940	$32,361	$(8,421)	(26)%
Impairment of strategic investments	667	—	667	100%
Other income, net	(17,401)	(8,745)	(8,656)	(99)%
Total other expenses, net	$7,206	$23,616	$(16,410)	(69)%
In the three months ended June 30, 2024, other expenses, net, decreased by $16.4 million, or 69%, compared to the same period last year. The decrease was primarily attributable to an $8.4 million decrease in our share of losses from our equity method investment and an $8.7 million increase in other income, net, primarily related to the income earned on our debt securities in the current period. These increases were partially offset by unrealized losses related to fluctuations in foreign currency exchange rates.

Results of Operations by Segment
The following table presents the results for non-GAAP income (loss) from operations, as reviewed by our CODM, for each of our Communications and Segment reportable segments for the three months ended June 30, 2024 and 2023:

	Three Months Ended
	June 30,
	2024	2023	Change
	(Dollars in thousands)
Twilio Communications	$249,930	$192,524	$57,406	30%
Twilio Segment	$(15,815)	$(18,979)	$3,164	(17)%
In the three months ended June 30, 2024, Communications non-GAAP income from operations increased by $57.4 million, or 30%, compared to the same period last year. The increase was primarily driven by an increase in Communications revenue of $42.8 million, as described in the Revenue section above, a $10.1 million decrease in total Communications personnel costs as a result of a 17% decrease in average Communications headcount compared to the same period last year, a $6.8 million decrease in the provision for doubtful accounts and a $4.8 million decrease in network service providers’ costs, net of the impact of hedging instruments, partially offset by an $11.2 million increase in hosting fees.
In the three months ended June 30, 2024, Segment non-GAAP loss from operations decreased by $3.2 million, or 17%, compared to the same period last year. The decrease was driven by a decrease in Segment operating expenses of $5.3 million and an increase in Segment revenue of $2.0 million, as described in the Revenue section above, partially offset by an increase in hosting fees of $3.2 million.
Comparison of Six Months Ended June 30, 2024 and 2023
Revenue

	Six Months Ended
	June 30,
	2024	2023	Change
	(Dollars in thousands)
Twilio Communications	$1,979,308	$1,897,483	$81,825	4%
Twilio Segment	150,244	146,842	3,402	2%
Consolidated total revenue	$2,129,552	$2,044,325	$85,227	4%
In the six months ended June 30, 2024, Communications revenue increased by $81.8 million, or 4%, compared to the same period last year. This increase was primarily attributable to the increased usage of our products by our existing customers, as reflected in our Communications Dollar‑Based Net Expansion Rate of 103%, as well as $97.5 million in revenue derived from our new Communications Active Customer Accounts and new customer accounts from Zipwhip. These increases were partially offset by a decrease of $52.8 million related to revenue from our Internet of Things and ValueFirst businesses which we divested during the second and third quarters of 2023, respectively.
In the six months ended June 30, 2024, Segment revenue increased by $3.4 million, or 2%, compared to the same period last year. This change was primarily attributable to $16.6 million in revenue derived from our new Segment Active Customer Accounts, partially offset by the decreased usage of our products due to churn and contraction affecting our existing customers in 2023, as reflected in our Segment Dollar‑Based Net Expansion Rate of 92%.

Cost of Revenue and Gross Profit

	Six Months Ended
	June 30,
	2024	2023	Change
	(Dollars in thousands)
Cost of revenue	$1,029,666	$1,047,880	$(18,214)	(2)%
Gross profit	$1,099,886	$996,445	$103,441	10%
In the six months ended June 30, 2024, cost of revenue decreased by $18.2 million, or 2%, compared to the same period last year. The decrease was primarily attributable to a $28.3 million decrease in amortization of intangible assets and a $13.7 million decrease in network service providers’ costs, net of the impact of hedging instruments. These decreases were partially offset by a $21.0 million increase in hosting fees and a $4.2 million increase in amortization of internal-use software development costs.
In the six months ended June 30, 2024, gross profit increased by $103.4 million, or 10%, compared to the same period last year. This increase was attributable to the factors impacting our revenue and cost of revenue, as described above.
Operating Expenses

	Six Months Ended
	June 30,
	2024	2023	Change
	(Dollars in thousands)
Research and development	$495,267	$465,491	$29,776	6%
Sales and marketing	431,574	521,485	(89,911)	(17)%
General and administrative	225,950	247,420	(21,470)	(9)%
Restructuring costs	9,636	136,844	(127,208)	(93)%
Impairment of long-lived assets	—	31,116	(31,116)	(100)%
Total operating expenses	$1,162,427	$1,402,356	$(239,929)	(17)%
In the six months ended June 30, 2024, research and development expenses increased by $29.8 million, or 6%, compared to the same period last year. The increase was primarily attributable to a $23.7 million increase in total personnel costs, which was primarily driven by a $28.4 million increase in bonus expenses as a result of our new cash bonus program and an $11.2 million increase in stock-based compensation expense. These increases were partially offset by a $19.6 million decrease in salaries expense due to a 21% decrease in average research and development headcount compared to the same period last year as a result of the restructuring of our workforce in February 2023 and December 2023. The increase in research and development expenses was also attributable to a $6.2 million increase in hosting fees to support development and staging of our products.
In the six months ended June 30, 2024, sales and marketing expenses decreased by $89.9 million, or 17%, compared to the same period last year. The decrease was primarily attributable to a $59.0 million decrease in total personnel costs, which was primarily driven by a 23% decrease in average sales and marketing headcount compared to the same period last year. The decrease in headcount was primarily driven by the restructuring of our workforce in February 2023 and December 2023. Sales and marketing expenses also decreased due to a $16.4 million decrease in amortization of intangible assets and a $5.3 million decrease in advertising expenses.
In the six months ended June 30, 2024, general and administrative expenses decreased by $21.5 million, or 9%, compared to the same period last year. The decrease was primarily attributable to the $32.3 million loss on divested net assets recorded in the 2023 period related to the sale of our ValueFirst and Internet of Things businesses. This decrease was partially offset by a $14.0 million increase in charitable contributions that we made through Twilio.org during the first half of 2024.
In the six months ended June 30, 2024, restructuring costs decreased by $127.2 million, or 93%, compared to the same period last year. The decrease was primarily attributable to the significant restructuring costs incurred in the 2023 period related to our February 2023 restructuring activities.

In the six months ended June 30, 2024, impairment of long-lived assets decreased by $31.1 million, or 100%, compared to the same period last year. The prior year charges were related to the impairment of certain of our operating leases and other long-lived assets as a result of permanent office closures in the first half of 2023. There were no such impairments in the current period.
Other Expenses, net

	Six Months Ended
	June 30,
	2024	2023	Change
	(Dollars in thousands)
Share of losses from equity method investment	$53,515	$62,780	$(9,265)	(15)%
Impairment of strategic investments	667	46,154	(45,487)	(99)%
Other income, net	(45,319)	(17,730)	(27,589)	(156)%
Total other expenses, net	$8,863	$91,204	$(82,341)	(90)%
In the six months ended June 30, 2024, other expenses, net, decreased by $82.3 million, or 90%, compared to the same period last year. The decrease was primarily attributable to a $46.2 million impairment of a strategic investment that occurred during the first half of 2023, a $27.6 million increase in other income, net, primarily related to an increase in income earned on our debt securities, and a $9.3 million decrease in our share of losses from our equity method investment.
Results of Operations by Segment
The following table presents the results for non-GAAP income (loss) from operations, as reviewed by our CODM, for each of our Communications and Segment reportable segments for the six months ended June 30, 2024 and 2023:

	Six Months Ended
	June 30,
	2024	2023	Change
	(Dollars in thousands)
Twilio Communications	$498,940	$372,988	$125,952	34%
Twilio Segment	$(36,809)	$(36,196)	$(613)	2%
In the six months ended June 30, 2024, Communications non-GAAP income from operations increased by $126.0 million, or 34%, compared to the same period last year. The increase was primarily driven by an increase in Communications revenue of $81.8 million, as described in the Revenue section above, and a $33.4 million decrease in total Communications personnel costs, which was mainly due to the restructuring of our workforce in February 2023 and December 2023. These restructurings contributed to a 25% decrease in average Communications headcount compared to the same period last year. The increase was also due to a $9.2 million decrease in the provision for doubtful accounts and a $13.7 million decrease in network service providers’ costs, net of the impact of hedging instruments, which was partially offset by a $17.1 million increase in hosting fees.
In the six months ended June 30, 2024, Segment non-GAAP loss from operations increased by $0.6 million, or 2%, compared to the same period last year. The increase was driven by an increase in hosting fees of $3.9 million, partially offset by a decrease in Segment operating expenses of $1.8 million and an increase in Segment revenue of $3.4 million, as described in the Revenue section above.

Liquidity and Capital Resources
As of June 30, 2024, we had cash and cash equivalents of $755.1 million and short-term marketable securities of $2.4 billion. Cash equivalents consist of money market funds and commercial paper. Short-term marketable securities consist primarily of U.S. treasury securities, non-U.S. government securities, high credit quality corporate debt securities and commercial paper. The cash and cash equivalents and short-term marketable securities are held for working capital purposes.
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
Share Repurchase Programs
In February 2023, our board of directors authorized a share repurchase program pursuant to which we may repurchase up to $1.0 billion in aggregate value of our common stock. In March 2024, our board of directors authorized a second share repurchase program for an additional $2.0 billion in aggregate value of our common stock. As of June 30, 2024, we have repurchased approximately $2.0 billion of our common stock in the open market under these programs, and approximately $1.0 billion of the aggregate authorized amount remained available for future repurchases. Repurchases under these programs will be made through open market, private transactions or other means in compliance with applicable federal securities laws, and could include repurchases pursuant to Rule 10b5-1 trading plans. We have discretion in determining the conditions under which shares may be repurchased from time to time. The programs expire on December 31, 2024.
In the three and six months ended June 30, 2024, we repurchased $898.6 million in aggregate value, or 15.2 million shares, and $1.3 billion in aggregate value, or 21.4 million shares, respectively, of our common stock on the open market under these programs.
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

Cash Flows
The following table summarizes our cash flows:

	Six Months Ended
	June 30,
	2024	2023
	(In thousands)
Cash provided by (used in) operating activities	$403,466	$(14,220)
Cash provided by investing activities	974,384	509,777
Cash used in financing activities	(1,261,022)	(469,356)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	108
Net increase in cash, cash equivalents and restricted cash, including cash classified as held for sale	$116,828	$26,309
Cash, cash equivalents and restricted cash classified as held for sale	—	(7,306)
Net increase in cash, cash equivalents and restricted cash	$116,828	$19,003
Cash Flows from Operating Activities
In the six months ended June 30, 2024, cash provided by operating activities consisted primarily of our net loss of $87.2 million adjusted for non-cash items, including $306.3 million of stock-based compensation expense, $105.4 million of depreciation and amortization expense, $37.8 million amortization of deferred commissions, $53.5 million of share of losses from equity method investments and $32.7 million of cumulative changes in operating assets and liabilities. With respect to changes in operating assets and liabilities, accounts receivable and prepaid expenses decreased $30.8 million primarily due to timing of cash receipts and pre-payments of certain operating expenses. Accounts payable and other current liabilities decreased $35.4 million primarily driven by timing of payments to vendors. Operating lease liabilities decreased $24.2 million due to payments made against our operating lease obligations.
In the six months ended June 30, 2023, cash used in operating activities consisted primarily of our net loss of $508.3 million adjusted for non-cash items, including $323.9 million of stock-based compensation expense which included the impact of our February 2023 restructuring activities, $146.4 million of depreciation and amortization expense, $62.8 million of our share of losses from an equity method investment, $46.2 million of impairment of an investment that we acquired in 2021, $36.1 million amortization of deferred commissions, $31.1 million of impairment of operating lease assets and other long-lived assets, $32.3 million loss on net assets held for sale or divested, $16.1 million of non-cash reduction in our operating right-of-use asset, and $241.2 million of cumulative changes in operating assets and liabilities. With respect to changes in operating assets and liabilities, accounts receivable and prepaid expenses increased $137.2 million primarily due to revenue growth, timing of cash receipts and prepayments and certain operating expenses. Accounts payable and other current liabilities decreased $57.9 million primarily driven by an $18.1 million decrease in the sabbatical benefit accrual as a result of lower headcount and sunsetting of the program. Operating lease liabilities decreased $27.9 million due to payments made against our operating lease obligations. Other long-term assets increased $19.2 million primarily due to an increase in the sales commissions balances related to the growth of our business.
Cash Flows from Investing Activities
In the six months ended June 30, 2024, cash provided by investing activities was $974.4 million, primarily consisting of $1.0 billion of maturities and sales of marketable securities, net of purchases, partially offset by $25.8 million related to capitalized software development costs and $2.8 million related to purchases of long-lived assets.
In the six months ended June 30, 2023, cash provided by investing activities was $509.8 million primarily consisting of $538.3 million of proceeds from sales and maturities of marketable securities, net of purchases of marketable securities and other investments; $20.1 million related to capitalized software development costs and $8.3 million related to purchases of long-lived assets.
Cash Flows from Financing Activities
In the six months ended June 30, 2024, cash used in financing activities was $1.3 billion, primarily consisting of $1.3 billion of cash paid to repurchase 15.2 million shares of our common stock in the open market, including related costs.

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
Interest Rate Risk
We had cash and cash equivalents of $755.1 million and marketable securities of $2.4 billion as of June 30, 2024. In any given period, cash, cash equivalents and restricted cash may consist of bank deposits, money market funds, reverse repurchase agreements and commercial paper. Marketable securities consist primarily of U.S. treasury securities, non-U.S. government securities and high credit quality corporate debt securities. The cash and cash equivalents and marketable securities are held for working capital purposes. Such interest‑earning instruments carry a degree of interest rate risk. To date, fluctuations in interest income have not been significant. The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. In March 2021, we issued $1.0 billion aggregate principal amount of our 2029 Notes and 2031 Notes carrying fixed interest rates of 3.625% and 3.875%, respectively. Due to the short‑term nature of our investments and fixed rate nature of our debt, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. A hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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
Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2024, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
(b)    Changes in Internal Control
There were no changes in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended June 30, 2024, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Risks Related to Cybersecurity, Data Privacy and Intellectual Property
•any breaches of or incidents impacting our networks or systems, or those of our third-party service providers;
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
As a result of the reductions in force, we have incurred, and may continue to incur, additional costs in the short term, including cash expenditures for employee transitions, notice period and severance payments, employee benefits and related facilitation costs, as well as non-cash expenditures related to vesting of share-based awards. These additional cash and non-cash expenditures could have the effect of reducing our operating margins. Our reductions in force may result in unintended consequences, including employee attrition beyond our intended reduction in force; damage to our corporate culture and decreased employee morale among our remaining employees; diversion of management attention; damage to our reputation as an employer, which could make it more difficult for us to hire new employees in the future; and the loss of institutional knowledge and expertise of departing employees. If we experience any of these adverse consequences, our reductions in force and other restructuring efforts may not achieve or sustain their intended benefits, or the benefits, even if achieved, may not be adequate to meet our profitability and operational expectations, which could adversely affect our business, results of operations and financial condition. In addition, our reductions in force and other restructuring efforts could lead us to fail to meet, or cause delays in meeting, our operational and growth targets. While positions have been eliminated, functions that they performed remain necessary to our operations, and we may be unsuccessful in effectively and efficiently distributing the duties and obligations of departed employees among our remaining employees. The reduction in our workforce could also prevent us from pursuing new opportunities and initiatives or require us to adjust our growth strategy. As part of our reductions in force, we have reduced the size of our sales force to drive further efficiencies in our sales operations. With a smaller workforce, we are relying more heavily on our self-service model to drive sales of our Communications products to customers that do not require direct account coverage. Our self-service capabilities may not be as successful as we anticipate, and similarly, our efforts to accelerate Segment sales may not be effective or may take longer than we expect to drive growth. If we experience any of these adverse consequences, our reductions in force and other restructuring efforts may not achieve or sustain their intended benefits, or the benefits, even if achieved, may not be adequate to meet our profitability and operational expectations, which could adversely affect our business, results of operations and financial condition.
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
As we seek to increase the adoption of our products by enterprises, including our Segment product, which is primarily aimed at complex customer data platform implementations at larger companies, we expect to incur higher costs and longer sales cycles. In the enterprise market segment, the decision to adopt our products may require the approval of multiple technical and business decision makers, including legal, security, compliance, procurement, operations and information technology (“IT”). In addition, while enterprise customers may quickly deploy our products on a limited basis, before they will commit to deploying our products at scale, they often require extensive education about our products and significant customer support time and also engage in protracted pricing and contract negotiations, which may be exacerbated by changing inflationary pressure and reduced IT budgets and may result in higher costs and longer sales cycles. In addition, sales cycles for enterprises are inherently more complex and less predictable than the sales through our self-service model, and some enterprise customers may not use our products enough to generate revenue that justifies the cost to obtain such customers. These complex and resource-intensive sales efforts could place additional strain on our product and engineering resources. Further, enterprises, including some of our existing customers, may choose to develop their own solutions that do not include our products. They may also demand reductions in pricing as their usage of our products increases, notwithstanding increased costs incurred by us to provide such products, which could have an adverse impact on our gross margin. Additionally, we have experienced, and may continue to experience, certain of our customers failing to renew their contracts with us, reducing or limiting their contract values, and engaging in longer sales cycles as these customers focus on general cost reductions in the face of macroeconomic uncertainty. As a result of our limited experience selling and marketing to enterprises, our efforts to sell to these potential customers may not be successful. If we are unable to increase the revenue that we derive from enterprises, then our business, results of operations and financial condition may be adversely affected.

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
If we are unable to successfully and cost-effectively increase adoption and usage of our existing products, develop and drive adoption of new products, maintain integrations with third-party products, or anticipate and keep pace with changes in technology, customers’ needs and expectations, and industry standards, our business, results of operations and financial condition would be adversely affected.

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
We have incurred net losses in each year since our inception, including net losses of $87.2 million, $1.0 billion and $1.3 billion in the six months ended June 30, 2024 and the years ended December 31, 2023 and 2022, respectively. We had an accumulated deficit of $6.4 billion as of June 30, 2024. We will need to generate and sustain increased revenue levels, and manage our operating expenses, in future periods to become profitable and achieve our stated profitability goals and, even if we do, we may not be able to maintain or increase our level of profitability. We expect to continue to expend substantial financial and other resources on, among other things: investments in our engineering team; improvements in security and data protection; the development of new products, features and functionality and enhancements to our platform; sales and marketing; expansion of our operations and infrastructure, both domestically and internationally; and general administration, including legal, accounting and other expenses related to being a public company. Our efforts to grow our business may be more costly than we expect, and we may not be able to increase our revenue enough to offset our associated operating expenses. We may incur significant losses in the future for a number of reasons, including the other risks described herein, and unforeseen expenses, difficulties, complications and delays and other unknown events. If we are unable to achieve and sustain profitability, or if we incur significant losses, the value of our business and common stock may significantly decrease.
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
Additionally, loss of services of senior management or other key employees could significantly delay or prevent the achievement of our development and strategic objectives. In January 2024, our co-founder, Jeff Lawson, resigned as Chief Executive Officer and as a member of our board of directors, and Khozema Shipchandler, our former President, Twilio Communications, was appointed as Chief Executive Officer and as a member of our board of directors. We have incurred various expenses in connection with the transition and we may face challenges in connection with the transition, such as potential changes to our strategy, corporate culture, and other changes in our management structure or roles. Any of our executive officers may terminate employment with us at any time with no advance notice. We have experienced, and may continue to experience, high attrition among our senior management team and key employees. The replacement of any of our senior management or other key employees will involve significant time and costs, and any loss of services of any such key employee for any reason could significantly delay or prevent the achievement of our business objectives and could adversely affect our business, results of operations and financial condition.
The labor market for our business is subject to external factors that are beyond our control, including our industry’s highly competitive market for skilled workers and leaders. We must provide competitive compensation packages and a high-quality work environment to hire, retain and motivate employees. Volatility in, or the actual or perceived lack of performance of, our stock price may affect our ability to attract, motivate and retain key employees. We have also implemented reductions in force, which may have an impact on our ability to hire, retain and motivate employees. If we are unable to retain and motivate our existing employees and attract qualified employees to fill key positions, we may be unable to manage our business effectively, including the development, marketing and sale of our products, which could adversely affect our business, results of operations and financial condition.
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
To deliver our products, we rely on network service providers and internet service providers for our network service and connectivity, and disruption or deterioration in the quality of these services or changes in provider fees that we pay in connection with the delivery of communications on our platform could adversely affect our business, results of operations and financial condition.
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
Furthermore, many of these network service providers do not have long-term committed contracts with us and may interrupt services or terminate their agreements with us without notice. If a significant portion of our network service providers stop providing us with access to their infrastructure, fail to provide these services to us on a cost-effective basis, cease operations, or otherwise terminate these services, the delay caused by qualifying and switching to other network service providers could be time consuming and costly and could adversely affect our business, results of operations and financial condition. Further, if problems occur with our network service providers, such problems have in the past caused, and may in the future cause, errors, service outages, security incidents, or poor-quality communications on our products, and we could encounter difficulty identifying the source of the problem. The occurrence of errors, service outages, security incidents, or poor-quality communications on our products, whether caused by our platform or a network service provider, may result in the loss of our existing customers or the delay of adoption of our products by potential customers and may adversely affect our business, results of operations and financial condition.
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
In the six months ended June 30, 2024 and the years ended December 31, 2023 and 2022, we derived 35%, 34% and 34% of our revenue from customer accounts located outside the United States, respectively. The future success of our business will depend, in part, on our ability to strategically maintain and expand our customer base worldwide. Operating in international markets requires significant resources and management attention and subjects us to regulatory, economic and political risks in addition to those we face in the United States.

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
In the six months ended June 30, 2024 and the years ended December 31, 2023 and 2022, our 10 largest Active Customer Accounts generated an aggregate of 10%, 10% and 12% of our revenue, respectively. If any of these customers, or other large customers, do not continue to use our products, use fewer of our products, or use our products in a more limited capacity, or not at all, our business, results of operations and financial condition could be adversely affected. Additionally, the usage of our products by customers that do not have long-term contracts with us may change between periods. Those with no long-term contract with us may reduce or fully terminate their usage of our products at any time without notice, penalty or termination charges, which may adversely impact our results of operations.
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

From time to time we may also divest or stop investing in certain businesses or products. For example, in the second quarter of 2023, we sold our Internet of Things assets and liabilities, and in the third quarter of 2023, we sold our ValueFirst business. The sale of a business or product has in the past and may in the future require us to restructure operations and/or terminate employees, and could expose us to unanticipated ongoing obligations and liabilities, including as a result of our indemnification obligations. During the pendency of a divestiture, we may be subject to risks related to a decline in the business, loss of employees, customers, or suppliers, and that the transaction may not close, which could have an adverse effect on the business to be divested and on us. Additionally, we are winding down the software component of our Zipwhip business in 2024, which we expect will negatively impact revenue growth rates in 2024. Divestitures or winding down businesses or products could disrupt our customer, supplier and/or employee relationships and divert the time and attention of our management and employees. Additionally, we may experience harm to our financial results, including loss of revenue, and we may not realize the expected benefits and cost savings of these actions and our operating results may be adversely impacted.
Risks Related to Cybersecurity, Data Privacy and Intellectual Property
Breaches of or incidents impacting our networks or systems, or those of our third-party service providers, could degrade our ability to conduct our business, compromise the integrity of our products, platform and data, result in significant loss or unavailability of data and the theft of our intellectual property, damage our reputation, expose us to liability to third parties and require us to incur significant additional costs to maintain the security of our networks and data.
We depend upon our IT systems to conduct virtually all of our business operations, ranging from our internal operations and research and development activities to our marketing and sales efforts and communications with our customers and business partners. We have in the past and will in the future be subject to a variety of evolving threats, including but not limited to social-engineering attacks (including through phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks (such as credential stuffing), personnel or service provider misconduct or error, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss or unavailability of data or other information technology assets, adware, telecommunications failures, earthquakes, fires, floods, natural disasters, and other similar threats.
Individuals or entities have in the past attempted and will in the future attempt to penetrate the security of our platform, or of our network or systems, and to cause harm to our business operations, including by misappropriating our proprietary information or that of our customers, employees and business partners or to cause interruptions of our products and platform. In particular, cyberattacks and other malicious internet-based activity continue to increase in frequency and in magnitude generally, and cloud-based companies have been targeted in the past. In addition to threats from traditional computer hackers, malicious code, software vulnerabilities, supply chain attacks and vulnerabilities through our third-party partners, employees theft or misuse, password spraying, phishing, smishing, vishing, credential stuffing and denial-of-service attacks, we also face threats from sophisticated organized crime, nation-state, and nation-state supported actors who engage in attacks (including advanced persistent threat intrusions) that add to the risk to our systems (including those hosted on cloud services), internal networks, our customers’ systems, our service providers’ networks, and the information that they store and process. Ransomware and cyber extortion attacks, including those perpetrated by organized criminal threat actors, nation-states, and nation-state-supported actors, are becoming increasingly prevalent and severe and can lead to significant interruptions in our operations, loss of data and income, reputational harm, and diversion of funds. Extortion payments may alleviate or reduce the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments. Because the techniques used to access, disrupt or sabotage devices, systems and networks change frequently and may not be recognized until launched against a target, we expect to be required to make further investments over time to protect data and infrastructure as cybersecurity threats develop, evolve and grow more complex over time. We may also be unable to anticipate these techniques, and we may not become aware in a timely manner of any security breach or incident, which could exacerbate any damage we experience.
We depend upon our employees and contractors to appropriately handle confidential and sensitive data, including customer data, and to deploy our IT resources in a safe and secure manner that does not expose our network systems to security breaches or incidents or the loss, alteration, unavailability, or other unauthorized processing of data. We have been and expect to be subject to cybersecurity threats and incidents, including denial-of-service attacks, employee errors or individual attempts to gain unauthorized access to information systems. We also continue to incorporate AI solutions and features into our platform, which may result in security incidents or otherwise increase cybersecurity risks. Further, AI technologies may be used in connection with certain cybersecurity attacks, resulting in heightened risks of security breaches and incidents. Any data security incidents, including internal malfeasance or inadvertent disclosures by our employees or a third-party’s fraudulent inducement of our employees to disclose information, unauthorized access or usage, the introduction of viruses or other malicious code or any other breach or incident or disruption of our platform, systems, or networks or those of our service providers, could result in loss, corruption, unavailability, or other unauthorized processing of confidential information, and any such event, or the perception that it has occurred, may result in damage to our reputation, erosion of customer trust, loss of customers, litigation, regulatory investigations, fines, penalties and other liabilities. For example, in June and August 2022, we became aware that threat actors had conducted sophisticated social engineering campaigns against some of our employees after having obtained employee names and cell phone numbers from unknown sources. The attack identified in August 2022, which involved smishing text messages that purported to be from our IT department, resulted in the threat actor obtaining some of our employees’ credentials and access to certain data of approximately 209 customers out of our total customer base of approximately 270,000 at that time. We notified and worked with our affected customers. We also notified appropriate regulators and addressed their questions about the incident. We also took steps to remediate the incident, including enhancing our security training, improving our two factor authentication requirements, implementing additional layers of control within our VPN, reducing access to certain internal applications and tools, and increasing the refresh frequency for access to certain internal applications. Industry reports indicate that the threat actors also attacked other technology, telecommunication and cryptocurrency companies.
We also rely on various third-party service providers to operate our platform and deliver our products, including network service providers, internet service providers, telecommunications carriers, providers of cloud infrastructure and cloud communications, and third-party technology and intellectual property. Our service providers (or their sub-service providers) have in the past experienced, and may in the future experience, security breaches and incidents, including unauthorized access or inadvertent disclosures, that have exposed and may expose or make available to threat actors our data or that of our customers. Even when our systems are not compromised, if our service providers experience breaches or incidents that impact our data or our customers’ data, then our reputation, customer trust, business, results of operations and financial condition could be adversely affected.
Furthermore, we are required to comply with laws and regulations that require us to maintain the security of personal information and we may have contractual and other legal obligations to notify customers, regulators, government agencies, impacted individuals or other relevant stakeholders of security breaches. Such disclosures are costly, and the disclosures or the failure to comply with such requirements could lead to adverse consequences. If we (or a third party upon whom we rely) experience a security incident or are perceived to have experienced a security incident, we may experience adverse consequences. Consequences associated with such security incidents may include: government enforcement actions and other actions or proceedings (for example, investigations, audits, and inspections), and related fines, penalties, required remedial actions, or other obligations and liabilities; additional reporting requirements and/or oversight; restrictions on processing or transferring data (including personal data); claims, demands, and litigation (including class claims); indemnification obligations; monetary fund diversions; interruptions in our operations (including availability of data); financial loss and other similar harms. Actual and perceived security incidents and attendant consequences could also lead to negative publicity and reputational harm, may cause our customers to lose confidence in the effectiveness of our security measures and require us to expend significant capital and other resources to respond to and/or mitigate the security incident. Accordingly, if our cybersecurity measures or those of our service providers fail to protect against unauthorized access, attacks (which may include sophisticated cyberattacks), or if our employees or contractors compromise or mishandle data, then our reputation, customer trust, business, results of operations and financial condition could be adversely affected.
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
The CCPA (as amended by the California Privacy Rights Act of 2020) imposes obligations on businesses to which it applies. These obligations include, but are not limited to, providing specific disclosures in privacy notices and affording

California residents (both consumers and employees) certain rights related to their personal information. The CCPA allows for statutory fines for noncompliance. Similar laws have been enacted in 18 other states with 6 laws currently in effect and the remainder becoming effective later in 2024, 2025 and 2026, respectively. Numerous other states, and the U.S. federal government, also have proposed general privacy legislation recently. Additionally, other states have proposed, and in certain cases enacted, other laws and regulations addressing privacy and data security, such as Washington’s My Health, My Data Act, which includes a private right of action. If we become subject to new privacy, data protection and data security laws, the risk of enforcement action against us could increase because we may become subject to additional obligations, and the number of individuals or entities that can initiate actions against us may increase, including individuals, via a private right of action, and state actors.
Outside the United States, an increasing number of laws, regulations, and industry standards apply to privacy, data protection and data security. For example, the GDPR, the United Kingdom’s Data Protection Act 2018 (“UK GDPR”) and the new Swiss Federal Act on Data Protection, impose strict requirements for processing the personal information of individuals protected by the legislation, whether their data is processed within or outside the European Economic Area (“EEA”), the United Kingdom (“UK”) and Switzerland, respectively (such jurisdictions, collectively, “Europe”). For example, the GDPR imposes significant requirements regarding the processing of individuals’ personal information, including in relation to transparency, lawfulness of processing, individuals’ privacy rights, compliant contracting, data minimization, data breach notification, data re-usage, data retention, security of processing and international data transfers. Under the GDPR and UK GDPR, government regulators may impose temporary or definitive bans on data processing or data transfers, require a company to delete data, as well as impose significant fines, potentially ranging up to 20 million Euros under the GDPR, 17.5 million GBP under the UK GDPR, or 4% of a company’s worldwide revenue, whichever is higher. Further, individuals may initiate compensation claims or litigation related to our processing of their personal information. Other privacy laws in Europe impose strict requirements around marketing communications and the deployment of cookies on users’ devices. As another example, Brazil’s General Data Protection Law (Lei Geral de Proteção de Dados Pessoais, or “LGPD”) (Law No. 13,709/2018) may apply to our operations. The LGPD broadly regulates processing of personal information of individuals in Brazil and imposes compliance obligations and penalties comparable to those of the GDPR. Additionally, we expect an increase in the regulation of the use of AI and ML in products and services. For example, in Europe, the Artificial Intelligence Act (“AI Act”), once adopted, will impose onerous obligations related to the development, placing on the market and use of AI-related systems. We may have to change our business practices to comply with obligations under these or other new and evolving regimes.
Further, the interpretation and application of new domestic and foreign laws and regulations in many cases is uncertain, and our legal and regulatory obligations in such jurisdictions are subject to frequent and unexpected changes, including the potential for various regulatory or other governmental bodies to enact new or additional laws or regulations, to issue rulings that invalidate prior laws or regulations, or to increase penalties significantly. For example, the EU’s Digital Services Act, Digital Markets Act and Data Act recently entered into force. Also, the UK Parliament’s on-going debate of the Data Protection and Digital Information (No. 2) Bill which, if enacted, will introduce certain changes to the UK’s data protection laws.
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
As a cumulative example of these risks, because our primary data processing facilities are in the United States, we have experienced hesitancy, reluctance, or refusal by European or multinational customers to continue to use our services due to the potential risks posed as a result of the Court of Justice’s July 2020 ruling in the “Schrems II” case, as well as related guidance from regulators and enforcement action against Meta by the Irish Data Protection Commission. For example, absent appropriate safeguards or other circumstances, the GDPR and laws in Switzerland and the UK generally restrict the transfer of personal information to countries outside of the EEA, Switzerland and the UK such as the United States. On July 10, 2023, the European Commission adopted its adequacy decision for the EU-U.S. Data Privacy Framework. Based on this decision, personal information can flow from the EU to U.S. companies participating in the EU-U.S. Data Privacy Framework without having to put in place additional data protection safeguards. We are certified under the EU-U.S. Data Privacy Framework, the UK Extension to the EU-U.S. Data Privacy Framework, and the Swiss-U.S. Data Privacy Framework. If we cannot maintain a valid mechanism for cross-border data transfers, we and our customers may face increased exposure to regulatory actions, substantial fines, and injunctions against processing or transferring personal information from Europe or elsewhere. The inability to transfer personal information to the United States could significantly and negatively impact our business operations; limit our ability to collaborate with parties that are subject to data privacy and security laws; or require us to increase our personal information processing capabilities in Europe and/or elsewhere at significant expense. In addition, outside of Europe, other jurisdictions have proposed and enacted laws relating to cross-border data transfer or requiring personal information, or certain subcategories of personal information, to be stored in the jurisdiction of origin. If we are unable to increase our data processing capabilities and storage in Europe and other countries to limit or eliminate the need for data transfers out of Europe and other applicable countries quickly enough, and valid solutions for personal information transfers to the United States or other countries are not available or are difficult to implement in the interim, we will likely face continuing reluctance from European and multinational customers to use our services and increased exposure to regulatory actions, substantial fines and injunctions against processing or transferring personal information across borders.
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
Our products and platform incorporate open source software, and we expect to continue to incorporate open source software in our products and platform in the future. Few of the licenses applicable to open source software have been interpreted by courts, and there is a risk that these licenses could be construed in a manner that could impose unanticipated conditions or restrictions on our ability to commercialize our products and platform. Although we have implemented policies to regulate the use and incorporation of open source software into our products and platform, we cannot be certain that we have not incorporated open source software in our products or platform in a manner that is inconsistent with such policies. If we fail to comply with open source licenses, we may be subject to certain requirements, including requirements that we offer our products that incorporate the open source software for no cost, that we make available the source code for any modifications or derivative works we create based upon, incorporating or using the open source software and that we license such modifications or derivative works under the terms of applicable open source licenses. If an author or other third-party that distributes such open source software were to allege that we had not, or have not, complied with the terms and conditions of the license for such open source software, we could be required to incur significant legal expenses defending against such allegations and could be subject to significant damages, enjoined from generating revenue from customers using products that contained the open source software and required to comply with onerous conditions or restrictions on these products. In any of these events, we and our customers could be required to seek licenses from third parties in order to continue offering our products and platform and to re-engineer our products or platform or discontinue offering our products to customers in the event re-engineering cannot be accomplished on a timely basis. Any of the foregoing could require us to devote additional research and development resources to re-engineer our products or platform, damage our reputation, give rise to increased scrutiny regarding our use of open source software, result in customer dissatisfaction and may adversely affect our business, results of operations and financial condition.
We rely on technology and intellectual property of third parties, the loss of which could limit the functionality of our products and disrupt our business.
We use technology and intellectual property licensed from third parties in certain of our products and our platform, and we expect to license additional third-party technology and intellectual property in the future. Licensed technology and intellectual property may not continue to be available on commercially reasonable terms, or at all. The loss of the right to license and distribute third-party technology could limit the functionality of our products or platform and could require us to redesign our products or platform. In addition, if the third-party technology and intellectual property we use has errors, service outages, security vulnerabilities, or otherwise malfunctions, the functionality of our products and platform may be negatively impacted, our customers may experience outages or reduced service levels, and our business may be adversely affected.
For example, we outsource a substantial majority of our cloud infrastructure to Amazon Web Services (“AWS”), which hosts our products and platform. Our customers need to be able to reliably access our platform, without material interruption or degradation of performance. AWS runs its own platform that we access, and we are, therefore, vulnerable to service interruptions at AWS. We have experienced, and expect that we may experience interruptions, delays and outages in service and availability in the future due to a variety of factors, including infrastructure changes, human or software errors, website hosting disruptions and capacity constraints. Capacity constraints could be caused by a number of potential causes, including technical failures, natural disasters, public health epidemics or pandemics, fraud or security attacks. In addition, if our security, or that of AWS, is compromised, our products or platform become unavailable, or if our users are unable to use our products within a reasonable amount of time or at all, any one of which may be due to circumstances beyond our control, then our business, results of operations and financial condition could be adversely affected. In some instances, we may encounter difficulties or otherwise not be able to identify the cause or causes of these performance problems within a period of time acceptable to our customers. It may become increasingly difficult to maintain and improve our platform performance and to troubleshoot performance issues, especially during peak usage times, as our products become more complex and the usage of our products increases. To the extent that we do not effectively address capacity constraints, either through AWS or alternative providers of cloud infrastructure, or through other factors that may result in interruptions, delays and outages in service and availability of our products and/or services, our business, results of operations and financial condition may be adversely affected. In addition, if Amazon.com, Inc. (“Amazon”) requires that we comply with unfavorable terms in order to continue our use of AWS or if Amazon implements any changes in its service levels for AWS, the changes may adversely affect our ability to meet our customers’ requirements, result in negative publicity which could harm our reputation and brand and may adversely affect the usage of our platform.
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
We continue to incorporate additional AI solutions and features into our platform and our business, including CustomerAI, and these solutions and features may become more important to our operations or to our future growth over time. We expect to rely on AI solutions and features to help drive future growth in our business, but there can be no assurance that we will realize the desired or anticipated benefits from AI. Our investments in AI solutions and features have and may continue to negatively impact our cost of revenue and gross margins, particularly for our Segment business, until we are able to increase revenue enough to offset these investments. We may also fail to properly implement or market our AI solutions and features. Our competitors or other third parties may incorporate AI into their products, offerings, and solutions more quickly or more successfully than us, which could impair our ability to compete effectively and adversely affect our results of operations. Our ability to effectively implement and market our AI solutions and features will depend, in part, on our ability to attract and retain employees with AI expertise, and we expect significant competition for professionals with the skills and technical knowledge that we will require. Additionally, our offerings based on AI may expose us to additional claims, demands and proceedings by private parties and regulatory authorities and subject us to legal liability as well as brand and reputational harm. For example, our business, financial condition and results of operations may be adversely affected if content or recommendations that AI solutions or features assist in producing are or are alleged to be deficient, inaccurate, or biased, or if such content, recommendations, solutions, or features or their development or deployment (including the collection, use, or other processing of data used to train or create such AI solutions or features) are found to have or alleged to have infringed upon or misappropriated third-party intellectual property rights or violated applicable laws, regulations, or other actual or asserted legal or contractual obligations to which we are or may become subject. The legal, regulatory, and policy environments around AI are evolving rapidly, and we may become subject to new and evolving legal and other obligations. These and other developments may require us to make significant changes to our use of AI, including by limiting or restricting our use of AI, and which may require us to make significant changes to our policies and practices, which may necessitate expenditure of significant time, expense, and other resources. AI also presents emerging ethical issues, and if our use of AI becomes controversial, we may experience brand or reputational harm.
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
In addition, in order to obtain allocations of, assign and retain Numbering Resources in the EU or certain other regions, we are often required to be licensed by local telecommunications regulatory authorities, some of which have been increasingly monitoring and regulating the categories of Numbering Resources that are eligible for provisioning to our customers. We have obtained licenses and are in the process of obtaining licenses in various countries in which we do business, but in some countries, the regulatory regime around provisioning of Numbering Resources is unclear, subject to change over time, and sometimes may conflict from jurisdiction to jurisdiction. Furthermore, these regulations and governments’ approach to their enforcement, as well as our products and services, are still evolving and we may be unable to maintain compliance with applicable regulations, or enforce compliance by our customers, on a timely basis or without significant cost. Also, compliance with these types of regulation may require changes in products or business practices that result in reduced revenue. Due to our or our customers’ assignment and/or use of Numbering Resources in certain countries in a manner that may violate applicable rules and regulations, we have been subjected to government inquiries and audits, and may in the future be subject to significant penalties or further governmental action, and in extreme cases, may be precluded from doing business in that particular country. We have also been forced to reclaim Numbering Resources from our customers as a result of certain events of non-compliance. These reclamations result in loss of customers, loss of revenue, reputational harm, erosion of customer trust, and may also result in breach of contract claims, all of which could have an adverse effect on our business, results of operations and financial condition.
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
The actual or perceived improper sending of text messages or voice calls may subject us to potential risks, including liabilities or claims relating to consumer protection laws and regulatory enforcement, including fines. For example, the Telephone Consumer Protection Act of 1991 (“TCPA”) restricts telemarketing and the use of automatic SMS text messages without explicit customer consent. TCPA violations can result in significant financial penalties, as businesses can incur penalties or criminal fines imposed by the FCC or be fined up to $1,500 per violation through private litigation or state attorneys general or other state actor enforcement. Class action suits are the most common method for private enforcement. This has resulted in civil claims against our company and requests for information through third-party subpoenas. The scope and interpretation of the laws that are or may be applicable to the delivery of text messages or voice calls are continuously evolving and developing. If we do not comply with these laws or regulations or if we become liable under these laws or regulations due to the failure of our customers to comply with these laws, we could face direct liability.
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
The current legislative and regulatory landscape regarding the regulation of the Internet is subject to uncertainty. For example, in January 2018, the FCC released an order that repealed the “open Internet rules,” often known as “net neutrality,” which could affect the services used by us and our customers. In response to this decision California and a number of states implemented their own net neutrality rules which mirrored parts of the repealed federal regulations. In April 2024, the FCC voted to reinstate substantially all of the net neutrality rules that had been in place prior to the 2018 repeal. Those rules are under review by a federal appeals court. In addition, the results of the 2024 presidential election may influence whether the FCC maintains, modifies or, again, repeals these net neutrality rules. If the net neutrality rules are repealed, we cannot predict whether internet service providers may limit our users’ ability to access our platform or may make our platform a less attractive alternative compared to our competitors’ applications. In a related regulatory context, while the EU requires equal access to internet content, under its Digital Single Market initiative the EU may impose additional requirements that could increase our costs. If new FCC, EU, or other rules directly or inadvertently impose costs on online providers like our business, our expenses may rise. Were any of these outcomes to occur, our ability to retain existing users or attract new users may be impaired, our costs may increase, and our business may be significantly harmed.
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
As of June 30, 2024, we had $1.0 billion of indebtedness outstanding (excluding intercompany indebtedness). Our indebtedness may:
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
We review our intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. As of June 30, 2024, we carried a net $5.5 billion of goodwill and intangible assets. An adverse change in market conditions or significant changes in accounting conclusions, particularly if such changes have the effect of changing one of our critical assumptions or estimates, could result in a change to the estimation of fair value that could result in an impairment charge to our goodwill or intangible assets. For example, during the year ended December 31, 2023, we recorded an impairment of intangible assets related to Segment totaling approximately $285.7 million, as described in additional detail in Note 6 to our consolidated financial statements included in our Annual Report on Form 10-K filed with the SEC on February 27, 2024. Any such charges may adversely affect our results of operations.
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
Historically, we have not billed or collected taxes in certain jurisdictions and, in accordance with GAAP, we have recorded a provision for our tax exposure in these jurisdictions when it is both probable that a liability has been incurred and the amount of the exposure can be reasonably estimated. We reserved $18.6 million and $20.2 million for domestic jurisdictions and jurisdictions outside of the United States, respectively, on our June 30, 2024 balance sheet for these tax payments. These estimates include several key assumptions, including, but not limited to, the taxability of our products, the jurisdictions in which we believe we have nexus or a permanent establishment, and the sourcing of revenues to those jurisdictions. In the event these jurisdictions challenge our assumptions and analysis, our actual exposure could differ materially from our current estimates and reserves. If the actual payments we make to any jurisdiction exceed the accrual in our balance sheet, our results of operations would be harmed. In addition, some customers may question the incremental tax charges and seek to negotiate lower pricing from us, which could adversely affect our business, results of operations and financial condition.
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
In February 2023, our board of directors authorized the repurchase of up to $1.0 billion of our common stock from time to time through a share repurchase program. In March 2024, our board of directors authorized an additional $2.0 billion share repurchase program. Through June 30, 2024, we have repurchased $2.0 billion of our common stock on the open market under this program, such that up to $1.0 billion remained available for repurchase as of June 30, 2024. Under our share repurchase programs, we may make repurchases of stock through a variety of methods, including open share market purchases, privately negotiated purchases, entering into one or more confirmations or other contractual arrangements with a financial institution counterparty to effectuate one or more accelerated stock repurchase contracts, forward purchase contracts or similar derivative instruments, Dutch auction tender offers, or through a combination of any of the foregoing, in accordance with applicable federal securities laws. Our share repurchase programs terminate at 11:59 pm Pacific Time on December 31, 2024, do not obligate us to repurchase any specific number of shares, and may be suspended at any time at our discretion and without prior notice. The timing and amount of any repurchases, if any, will be subject to liquidity, stock price, market and economic conditions, compliance with applicable legal requirements such as Delaware surplus and solvency tests and other relevant factors. Any failure to repurchase stock after we have announced our intention to do so may negatively impact our reputation and investor confidence in us and may negatively impact our stock price.
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
During the three months ended June 30, 2024, we issued 22,102 shares of our common stock to an independent donor advised fund to further our Twilio.org philanthropic goals. The shares were “restricted securities” for purposes of Rule 144 under the Securities Act, and had an aggregate fair market value on the date of donation of $1.3 million. The foregoing transaction did not involve any underwriters, any underwriting discounts or commissions, or any public offering. We believe the offer, sale and issuance of the above shares were exempt from registration under the Securities Act by virtue of Section 4(a)(2) of the Securities Act because the issuance of the shares did not involve a public offering.
Issuer Purchases of Equity Securities
The following table summarizes the share repurchase activity for the three months ended June 30, 2024:

	Total Number of Shares Purchased(1)	Average Price Paid Per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
	(In thousands)		(In thousands)	(In millions)
April 1 - 30, 2024	6,054	$60.30	6,054	$1,579
May 1 - 31, 2024	4,745	$60.41	4,745	$1,292
June 1 - 30, 2024	4,431	$55.76	4,431	$1,045
	15,230		15,230
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
Item 5. Other Information

Securities Trading Plans of Directors and Executive Officers
During the three months ended June 30, 2024, the following “Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K) was adopted which was intended to satisfy the affirmative defense in Rule 10b5-1(c):
On May 21, 2024, Dana Wagner our Chief Legal Officer, adopted a Rule 10b5-1 trading plan providing for the sale of up to an aggregate of 104,525 shares of common stock held by Mr. Wagner, plus any shares acquired pursuant to equity awards granted after the adoption of the plan or purchased under our employee stock purchase plan prior to the termination of the plan. The number of shares listed above for Mr. Wagner includes performance-based awards presented at their target amounts and shares subject to limit orders that may or may not execute. The number of shares eligible for sale will also be reduced by shares sold in mandatory transactions to cover withholding taxes. The duration of the plan is until August 15, 2025 or earlier if all transactions under the plan have been completed.
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

EXHIBIT INDEX
Exhibit Number		Incorporated by Reference
	Description	Form	File No.	Exhibit	Filing Date

3.1+	Amended and Restated Certificate of Incorporation				Filed herewith

10.1*	Amended and Restated Non-Employee Director Compensation Policy	10-Q	001-37806	10.4	May 8, 2024

31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				Filed herewith

31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				Filed herewith

32.1**	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				Furnished herewith

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document				Filed herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document				Filed herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				Filed herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document				Filed herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				Filed herewith

104	Cover Page with Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)
__________________________________________
+    Refiling a version of the Amended and Restated Certificate of Incorporation that includes the correct name of the Company’s Delaware registered agent and a conformed signature of the authorized officer that executed the Amended and Restated Certificate of Incorporation. The Amended and Restated
Certificate of Incorporation otherwise matches the form previously filed as Exhibit 3.1 to Form S-1/A filed by the Company with the Securities and Exchange
Commission on June 13, 2016.
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

TWILIO INC.

August 1, 2024	/s/ KHOZEMA Z. SHIPCHANDLER
Khozema Z. Shipchandler Director and Chief Executive Officer (Principal Executive Officer)

August 1, 2024	/s/ AIDAN VIGGIANO
Aidan Viggiano Chief Financial Officer (Principal Accounting and Financial Officer)