Form 10-Q
period 2024-09-30
TWILIO INC
filed 2024-10-31
CIK 1447669

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________
FORM 10-Q
_____________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024

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

As of October 24, 2024, 153,383,697 shares of the registrant’s Class A common stock were outstanding.
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

TWILIO INC.
Quarterly Report on Form 10-Q
For the Three Months Ended September 30, 2024

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
TWILIO INC.
Condensed Consolidated Balance Sheets
(Unaudited)

	As of September 30,	As of December 31,
	2024	2023
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$583,969	$655,931
Short-term marketable securities	2,114,279	3,356,064
Accounts receivable, net	550,901	562,773
Prepaid expenses and other current assets	299,173	329,204
Total current assets	3,548,322	4,903,972
Property and equipment, net	194,677	209,639
Operating right-of-use assets	58,509	73,959
Equity method investment	514,977	593,582
Intangible assets, net	265,841	350,490
Goodwill	5,243,266	5,243,266
Other long-term assets	211,665	234,799
Total assets	$10,037,257	$11,609,707
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$71,320	$119,615
Accrued expenses and other current liabilities	452,343	424,311
Deferred revenue and customer deposits	138,752	144,499
Operating lease liability, current	38,322	49,872
Total current liabilities	700,737	738,297
Operating lease liability, noncurrent	94,762	120,770
Long-term debt, net	990,173	988,953
Other long-term liabilities	22,718	29,135
Total liabilities	1,808,390	1,877,155
Commitments and contingencies (Note 12)
Stockholders' equity:
Preferred stock	—	—
Class A common stock	155	182
Additional paid-in capital	15,299,179	14,797,723
Accumulated other comprehensive income	24,395	619
Accumulated deficit	(7,094,862)	(5,065,972)
Total stockholders’ equity	8,228,867	9,732,552
Total liabilities and stockholders’ equity	$10,037,257	$11,609,707
See accompanying notes to condensed consolidated financial statements.

TWILIO INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
	(In thousands, except share and per share amounts)
Revenue	$1,133,649	$1,033,670	$3,263,201	$3,077,995
Cost of revenue	555,020	517,351	1,584,686	1,565,231
Gross profit	578,629	516,319	1,678,515	1,512,764
Operating expenses:
Research and development	260,903	241,654	756,170	707,145
Sales and marketing	212,576	262,898	644,150	784,383
General and administrative	106,350	114,071	332,300	361,491
Restructuring costs	3,694	3,437	13,330	140,281
Impairment of long-lived assets	—	3,162	—	34,278
Total operating expenses	583,523	625,222	1,745,950	2,027,578
Loss from operations	(4,894)	(108,903)	(67,435)	(514,814)
Other income (expenses), net:
Share of losses from equity method investment	(25,279)	(31,058)	(78,794)	(93,838)
Impairment of strategic investments	(803)	—	(1,470)	(46,154)
Other income, net	27,325	1	72,644	17,731
Total other income (expenses), net	1,243	(31,057)	(7,620)	(122,261)
Loss before provision for income taxes	(3,651)	(139,960)	(75,055)	(637,075)
Provision for income taxes	(6,075)	(1,747)	(21,878)	(12,958)
Net loss attributable to common stockholders	$(9,726)	$(141,707)	$(96,933)	$(650,033)
Net loss per share attributable to common stockholders, basic and diluted	$(0.06)	$(0.78)	$(0.57)	$(3.54)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	159,091,110	181,749,309	170,063,452	183,854,526
See accompanying notes to condensed consolidated financial statements.

TWILIO INC.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
	(In thousands)
Net loss	$(9,726)	$(141,707)	$(96,933)	$(650,033)
Other comprehensive income:
Unrealized gain on marketable securities	29,317	13,921	22,303	53,276
Foreign currency translation	—	5,018	—	5,587
Net change in market value of effective foreign currency forward exchange contracts	6,613	(8,626)	1,285	(7,458)
Share of other comprehensive (loss) income from equity method investment	(864)	(2,764)	188	17,030
Total other comprehensive income	35,066	7,549	23,776	68,435
Comprehensive income (loss) attributable to common stockholders	$25,340	$(134,158)	$(73,157)	$(581,598)
See accompanying notes to condensed consolidated financial statements.

TWILIO INC.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)

Three Months Ended September 30, 2024

	Common Stock Class A		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
	(In thousands, except share amounts)
Balance as of June 30, 2024	164,150,089	$164	$15,136,786	$(10,671)	$(6,446,806)	$8,679,473
Net loss	—	—	—	—	(9,726)	(9,726)
Exercises of vested stock options	43,562	—	969	—	—	969
Vesting of restricted stock units	1,813,439	2	(2)	—	—	—
Value of equity awards withheld for tax liability	(302)	—	(18)	—	—	(18)
Shares of Class A common stock issued and donated to charity	22,102	—	1,301	—	—	1,301
Unrealized gain on marketable securities	—	—	—	29,317	—	29,317
Repurchases of shares of Class A common stock including related costs	(10,642,581)	(11)	—	—	(638,330)	(638,341)
Net change in market value of effective foreign currency forward exchange contracts	—	—	—	6,613	—	6,613
Share of other comprehensive loss from equity method investment	—	—	—	(864)	—	(864)
Stock-based compensation	—	—	159,413	—	—	159,413
Stock-based compensation - restructuring	—	—	730	—	—	730
Balance as of September 30, 2024	155,386,309	$155	$15,299,179	$24,395	$(7,094,862)	$8,228,867

See accompanying notes to condensed consolidated financial statements.

TWILIO INC.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)

Nine Months Ended September 30, 2024

	Common Stock Class A		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
	(In thousands, except share amounts)
Balance as of December 31, 2023	181,945,771	$182	$14,797,723	$619	$(5,065,972)	$9,732,552
Net loss	—	—	—	—	(96,933)	(96,933)
Exercises of vested stock options	114,995	—	2,068	—	—	2,068
Vesting of restricted stock units	4,893,903	5	(5)	—	—	—
Value of equity awards withheld for tax liability	(27,839)	—	(1,981)	—	—	(1,981)
Shares issued under ESPP	394,479	—	20,601	—	—	20,601
Shares of Class A common stock issued and donated to charity	66,306	—	3,911	—	—	3,911
Shares returned from escrow	(696)	—	(192)	—	—	(192)
Unrealized gain on marketable securities	—	—	—	22,303	—	22,303
Repurchases of shares of Class A common stock including related costs	(32,000,610)	(32)	—	—	(1,931,957)	(1,931,989)
Net change in market value of effective foreign currency forward exchange contracts	—	—	—	1,285	—	1,285
Share of other comprehensive income from equity method investment	—	—	—	188	—	188
Stock-based compensation	—	—	473,876	—	—	473,876
Stock-based compensation - restructuring	—	—	3,178	—	—	3,178
Balance as of September 30, 2024	155,386,309	$155	$15,299,179	$24,395	$(7,094,862)	$8,228,867
See accompanying notes to condensed consolidated financial statements.

TWILIO INC.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)

Three Months Ended September 30, 2023

	Common Stock Class A		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
	(In thousands, except share amounts)
Balance as of June 30, 2023	181,174,616	$181	$14,418,946	$(60,275)	$(4,382,293)	$9,976,559
Net loss	—	—	—	—	(141,707)	(141,707)
Exercises of vested stock options	100,000	—	871	—	—	871
Vesting of restricted stock units	1,669,596	2	(2)	—	—	—
Value of equity awards withheld for tax liability	(417)	—	(27)	—	—	(27)
Shares of Class A common stock issued and donated to charity	22,102	—	1,339	—	—	1,339
Unrealized gain on marketable securities	—	—	—	13,921	—	13,921
Repurchases of shares of Class A common stock including related costs	(899,799)	(1)	—	—	(54,962)	(54,963)
Foreign currency translation	—	—	—	5,018	—	5,018
Net change in market value of effective foreign currency forward exchange contracts	—	—	—	(8,626)	—	(8,626)
Share of other comprehensive loss from equity method investment	—	—	—	(2,764)	—	(2,764)
Stock-based compensation	—	—	189,293	—	—	189,293
Stock-based compensation - restructuring	—	—	467	—	—	467
Balance as of September 30, 2023	182,066,098	$182	$14,610,887	$(52,726)	$(4,578,962)	$9,979,381
See accompanying notes to condensed consolidated financial statements.

TWILIO INC.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)

Nine Months Ended September 30, 2023

	Common Stock Class A		Common Stock Class B		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
	(In thousands, except share amounts)
Balance as of December 31, 2022	176,358,104	$174	9,617,605	$12	$14,055,853	$(121,161)	$(3,375,836)	$10,559,042
Net loss	—	—	—	—	—	—	(650,033)	(650,033)
Exercises of vested stock options	200,406	—	127,982	—	5,612	—	—	5,612
Vesting of restricted stock units	4,330,342	5	—	—	(5)	—	—	—
Value of equity awards withheld for tax liability	(38,254)	—	—	—	(2,536)	—	—	(2,536)
Conversion of shares of Class B common stock into shares of Class A common stock	9,745,587	12	(9,745,587)	(12)	—	—	—	—
Shares issued under ESPP	579,857	—	—	—	23,337	—	—	23,337
Shares of Class A common stock issued and donated to charity	66,306	—	—	—	3,985	—	—	3,985
Unrealized gain on marketable securities	—	—	—	—	—	53,276	—	53,276
Repurchases of shares of Class A common stock including related costs	(9,176,250)	(9)	—	—	—	—	(553,093)	(553,102)
Foreign currency translation	—	—	—	—	—	5,587	—	5,587
Net change in market value of effective foreign currency forward exchange contracts	—	—	—	—	—	(7,458)	—	(7,458)
Share of other comprehensive income from equity method investment	—	—	—	—	—	17,030	—	17,030
Stock-based compensation	—	—	—	—	513,545	—	—	513,545
Stock-based compensation - restructuring	—	—	—	—	11,096	—	—	11,096
Balance as of September 30, 2023	182,066,098	$182	—	$—	$14,610,887	$(52,726)	$(4,578,962)	$9,979,381
See accompanying notes to condensed consolidated financial statements.

TWILIO INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:	(In thousands)
Net loss	$(96,933)	$(650,033)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	156,170	218,968
Non-cash reduction to the right-of-use asset	14,157	21,815
Net amortization of investment premium and discount	(18,100)	4,403
Impairment of long-lived assets	—	34,278
Stock-based compensation including restructuring	460,824	509,367
Amortization of deferred commissions	56,984	54,428
Unrealized loss on equity securities	2,641	9,750
Provision for doubtful accounts	18,123	41,454
Share of losses from equity method investment	78,794	93,838
Loss on net assets divested	—	32,277
Impairment of strategic investments	1,470	46,154
Other adjustments	7,673	15,807
Changes in operating assets and liabilities:
Accounts receivable	(12,646)	(69,116)
Prepaid expenses and other current assets	33,590	(56,506)
Other long-term assets	(19,443)	(15,367)
Accounts payable	(49,256)	(2,578)
Accrued expenses and other current liabilities	16,035	(59,677)
Deferred revenue and customer deposits	(5,748)	6,827
Operating lease liabilities	(35,391)	(41,446)
Other long-term liabilities	(1,149)	(2,436)
Net cash provided by operating activities	607,795	192,207
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions, net of cash acquired and payments related to prior period acquisitions	—	(5,770)
Divestitures, net of cash divested	—	38,194
Purchases of marketable securities and other investments	(739,721)	(1,391,975)
Proceeds from sales and maturities of marketable securities	2,025,267	1,764,841
Capitalized software development costs	(40,259)	(30,526)
Purchases of long-lived and intangible assets	(3,548)	(9,019)
Net cash provided by investing activities	1,241,739	365,745
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on debt and finance leases	(10,208)	(13,763)
Value of equity awards withheld for tax liabilities	(1,981)	(2,536)
Repurchases of shares of Class A common stock and related costs	(1,914,282)	(548,871)
Proceeds from exercises of stock options and shares of Class A common stock issued under ESPP	22,669	28,949
Net cash used in financing activities	(1,903,802)	(536,221)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	108
NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(54,268)	21,839
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—Beginning of period	655,931	656,078
CASH, CASH EQUIVALENTS AND RESTRICTED CASH —End of period	$601,663	$677,917
Cash paid for income taxes, net	$25,225	$22,916
Cash paid for interest	$37,842	$38,216

RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH TO THE CONDENSED CONSOLIDATED BALANCE SHEETS
Cash and cash equivalents	$583,969	$677,917
Restricted cash in other current assets	7,554	—
Restricted cash in other long-term assets	10,140	—
Total cash, cash equivalents and restricted cash	$601,663	$677,917
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

(d)Remaining Performance Obligations
Revenue allocated to remaining performance obligations for contracts with durations of more than one year was $148.1 million as of September 30, 2024, of which 65% is expected to be recognized over the next 12 months and 95% is expected to be recognized over the next 24 months.
(e)Deferred Revenue and Customer Deposits
As of September 30, 2024, and December 31, 2023, the Company recorded $138.8 million and $144.5 million, respectively, as its deferred revenue and customer deposits. During the three months ended September 30, 2024 and 2023, the Company recognized $16.3 million and $16.7 million of revenue, respectively, that was included in the deferred revenue and customer deposits balances as of the end of the previous year. During the nine months ended September 30, 2024 and 2023, the Company recognized $113.7 million and $115.3 million of revenue, respectively, that was included in the deferred revenue and customer deposits balances as of the end of the previous year.
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
The Company sells its services to a wide variety of customers. If the financial condition or results of operations of any significant customer deteriorates substantially, operating results could be adversely affected. To reduce credit risk, management performs credit evaluations of the financial condition of significant customers and periodic re-evaluations, as needed, of existing customers. The Company does not require collateral from its credit customers and maintains reserves for estimated credit losses on customer accounts when considered necessary. Actual credit losses may differ from the Company’s estimates. As of September 30, 2024, and December 31, 2023, the allowance for doubtful accounts was $26.7 million and $42.0 million, respectively, and is recorded in accounts receivable, net, in the accompanying condensed consolidated balance sheets.
In the three and nine months ended September 30, 2024 and 2023, no customer organization accounted for more than 10% of the Company’s total revenue.
As of September 30, 2024 and December 31, 2023, no customer organization represented more than 10% of the Company’s gross accounts receivable.
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
The Company enacted various workforce reduction plans in 2023 and 2024. In the nine months ended September 30, 2024, restructuring charges incurred, cash paid and the estimated remaining expenses related to these plans were not significant.
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
3. Fair Value Measurements
Financial Assets
The following tables provide the financial assets measured at fair value on a recurring basis:

	Amortized Cost or Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses Less Than 12 Months	Gross Unrealized Losses More Than 12 Months	Fair Value Hierarchy as of September 30, 2024			Aggregate Fair Value
					Level 1	Level 2	Level 3
Financial Assets:	(In thousands)
Cash and cash equivalents:
Money market funds	$380,767	$—	$—	$—	$380,767	$—	$—	$380,767
Commercial paper	1,400	—	—	—	1,400	—	—	1,400
U.S. Treasury bills	15,969	—	—	—	15,969	—	—	15,969
Total included in cash and cash equivalents	398,136	—	—	—	398,136	—	—	398,136
Marketable securities:
Debt securities:
U.S. Treasury securities	354,415	3,887	—	(70)	358,232	—	—	358,232
Non-U.S. government securities	6,643	56	—	(2)	6,697	—	—	6,697
Corporate debt securities and commercial paper	1,730,807	17,690	(1,011)	(396)	13,140	1,733,950	—	1,747,090
Total debt securities	2,091,865	21,633	(1,011)	(468)	378,069	1,733,950	—	2,112,019
Equity securities	2,260	—	—	—	2,260	—	—	2,260
Total marketable securities	2,094,125	21,633	(1,011)	(468)	380,329	1,733,950	—	2,114,279
Total financial assets	$2,492,261	$21,633	$(1,011)	$(468)	$778,465	$1,733,950	$—	$2,512,415

	Amortized Cost or Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses Less Than 12 Months	Gross Unrealized Losses More Than 12 Months	Fair Value Hierarchy as of December 31, 2023			Aggregate Fair Value
					Level 1	Level 2	Level 3
Financial Assets:	(In thousands)
Cash and cash equivalents:
Money market funds	$408,696	$—	$—	$—	$408,696	$—	$—	$408,696
Total included in cash and cash equivalents	408,696	—	—	—	408,696	—	—	408,696
Marketable securities:
Debt securities:
U.S. Treasury securities	410,665	2,162	(7)	(1,665)	411,155	—	—	411,155
Non-U.S. government securities	83,576	55	(111)	(1,209)	82,311	—	—	82,311
Corporate debt securities and commercial paper	2,859,071	15,366	(10,818)	(5,922)	16,690	2,841,007	—	2,857,697
Total debt securities	3,353,312	17,583	(10,936)	(8,796)	510,156	2,841,007	—	3,351,163
Equity securities	4,901	—	—	—	4,901	—	—	4,901
Total marketable securities	3,358,213	17,583	(10,936)	(8,796)	515,057	2,841,007	—	3,356,064
Total financial assets	$3,766,909	$17,583	$(10,936)	$(8,796)	$923,753	$2,841,007	$—	$3,764,760

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
Interest earned on debt securities was $20.1 million and $70.7 million in the three and nine months ended September 30, 2024, respectively, and $19.3 million and $53.2 million in the three and nine months ended September 30, 2023, respectively. The interest is recorded as other income, net, in the accompanying condensed consolidated statements of operations.
The following table summarizes the contractual maturities of debt securities:

	As of September 30,		As of December 31,
	2024		2023
	Amortized Cost	Aggregate Fair Value	Amortized Cost	Aggregate Fair Value
Financial Assets:	(In thousands)
Less than one year	$772,631	$773,324	$1,448,256	$1,434,149
One to three years	1,319,234	1,338,695	1,905,056	1,917,014
Total	$2,091,865	$2,112,019	$3,353,312	$3,351,163
Strategic Investments
As of September 30, 2024 and December 31, 2023, the Company held strategic investments with a carrying value of $30.3 million and $30.7 million, respectively, recorded as other long-term assets in the accompanying condensed consolidated balance sheets. The carrying value of these securities is determined under the measurement alternative on a non-recurring basis and adjusted for observable changes in fair value or impairment. There were no significant impairments or adjustments recorded in the nine months ended September 30, 2024 related to these investments. During the nine months ended September 30, 2023, the Company recorded an impairment loss of $46.2 million related to one of these investments in other income (expenses), net, in the accompanying condensed consolidated statement of operations.
Financial Liabilities
The Company’s financial liabilities that are measured at fair value on a recurring basis consist of foreign currency derivative liabilities and are classified as Level 2 financial instruments in the fair value hierarchy. As of September 30, 2024 and December 31, 2023, the aggregate fair value of these liabilities and the associated unrealized losses were not significant.
The Company’s financial liabilities that are not measured at fair value on a recurring basis are its Senior Notes due 2029 (“2029 Notes”) and its Senior Notes due 2031 (“2031 Notes”). As of September 30, 2024, the fair values of the 2029 Notes and 2031 Notes were $467.0 million and $462.4 million, respectively. As of December 31, 2023, the fair values of the 2029 Notes and 2031 Notes were $462.4 million and $452.3 million, respectively.

4. Property and Equipment
Property and equipment consisted of the following:

	As of September 30,	As of December 31,
	2024	2023
	(In thousands)
Capitalized internal-use software developments costs	$349,038	$297,655
Data center equipment (1)	104,583	104,543
Leasehold improvements	92,148	92,315
Office equipment	57,983	60,905
Furniture and fixtures	14,562	14,558
Software	14,639	14,639
Total property and equipment	632,953	584,615
Less: accumulated depreciation and amortization (1)	(438,276)	(374,976)
Total property and equipment, net	$194,677	$209,639
____________________________________
(1) Data center equipment contains $72.4 million in assets held under finance leases as of September 30, 2024 and December 31, 2023. Accumulated depreciation and amortization includes $65.5 million and $55.9 million of accumulated depreciation for assets held under finance leases as of September 30, 2024, and December 31, 2023, respectively.
Depreciation and amortization expense was $22.8 million and $23.2 million in the three months ended September 30, 2024 and 2023, respectively, and $70.0 million and $67.5 million in the nine months ended September 30, 2024 and 2023, respectively.
The Company capitalized $20.0 million and $14.7 million in internal‑use software development costs in the three months ended September 30, 2024 and 2023, respectively, and $56.5 million and $43.7 million in the nine months ended September 30, 2024 and 2023, respectively.
5. Divestitures
There were no divestitures in the three and nine months ended September 30, 2024.
In the three months ended September 30, 2023, the Company completed the sale of its ValueFirst business, which operated an enterprise communications platform in India, for a total cash sales price of $45.5 million, or $38.2 million in proceeds, net of cash divested. As part of the transaction, the Company divested $17.4 million of tangible net assets, $17.3 million of intangible assets and $34.6 million of goodwill. The sale resulted in a loss of $28.8 million. The loss was recorded within general and administrative expenses in the accompanying condensed consolidated statement of operations for the nine months ended September 30, 2023. No other significant divestitures were completed in the three and nine months ended September 30, 2023.
6. Segment Reporting
As of September 30, 2024, the Company had two operating and reportable segments: Twilio Communications (“Communications”) and Twilio Segment (“Segment”).
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

Presented below is the discrete financial information by reportable segment for the three and nine months ended September 30, 2024 and 2023, that is regularly reviewed by the CODM for performance assessment and resource allocation decisions. Prior period amounts were reclassified to conform to the current period’s presentation. Asset information is not presented below since it is not reviewed by the CODM on a segment by segment basis. Revenue, costs of revenue and operating expenses are generally directly attributable to each segment. Certain costs of revenue and operating expenses are allocated based on methodologies that best reflect the patterns of consumption of these costs. Corporate costs consist of costs that support company-wide processes and are managed on the company-wide level, and include costs related to corporate governance and communication, global brand awareness, information security, and certain legal, human resources, finance and accounting expenses.

	Three Months Ended September 30,		Nine Months Ended September 30,

	2024	2023	2024	2023
	(In thousands)
Revenue:
Communications	$1,060,250	$960,289	$3,039,558	$2,857,772
Segment	73,399	73,381	223,643	220,223
Total	$1,133,649	$1,033,670	$3,263,201	$3,077,995
Non-GAAP income (loss) from operations:
Communications	$267,773	$220,610	$766,713	$593,599
Segment	(15,805)	(17,740)	(52,613)	(53,937)
Corporate costs	(69,550)	(66,436)	(196,753)	(179,294)
Total	$182,418	$136,434	$517,347	$360,368

Reconciliation of non-GAAP income from operations to loss from operations:
Total non-GAAP income from operations	$182,418	$136,434	$517,347	$360,368
Stock-based compensation	(153,831)	(185,007)	(457,646)	(498,271)
Amortization of acquired intangibles	(27,437)	(48,872)	(84,560)	(149,836)
Acquisition and divestiture related expenses	—	(183)	—	(5,515)
Loss on net assets held for sale	—	—	—	(32,277)
Payroll taxes related to stock-based compensation	(1,049)	(3,337)	(11,335)	(10,739)
Charitable contributions	(1,301)	(1,339)	(17,911)	(3,985)
Restructuring costs	(3,694)	(3,437)	(13,330)	(140,281)
Impairment of long-lived assets	—	(3,162)	—	(34,278)
Loss from operations	(4,894)	(108,903)	(67,435)	(514,814)
Other income (expenses), net	1,243	(31,057)	(7,620)	(122,261)
Loss before provision for income taxes	$(3,651)	$(139,960)	$(75,055)	$(637,075)
7. Derivatives and Hedging
As of September 30, 2024, the Company had outstanding foreign currency forward contracts designated as cash flow hedges with a total sell notional value of $200.6 million. The notional value represents the amount that will be sold upon maturity of the forward contract. As of September 30, 2024, these contracts had maturities of up to 16 months. Gains and losses associated with these foreign currency forward contracts were not significant.
The Company is subject to master netting agreements with certain counterparties of the foreign exchange contracts, under which it is permitted to net settle transactions of the same currency with a single net amount payable by one party to the other. It is the Company’s policy to present the derivatives at gross in its condensed consolidated balance sheets. The Company’s foreign currency forward contracts are not subject to any credit contingent features or collateral requirements. The Company manages its exposure to counterparty risk by entering into contracts with a diversified group of major financial institutions and by actively monitoring its outstanding positions. As of September 30, 2024, the Company did not have any offsetting arrangements.

8. Goodwill and Intangible Assets
Goodwill
As of September 30, 2024 and December 31, 2023, the balance of the Company’s goodwill was $5.2 billion, of which $4.9 billion related to the Communications reportable segment and $306.1 million related to the Segment reportable segment. There was no goodwill activity during the nine months ended September 30, 2024.
Intangible assets
Intangible assets consisted of the following:

	As of September 30, 2024
	Cost	Accumulated Amortization	Net
Amortizable intangible assets:	(In thousands)
Developed technology	$388,341	$(292,649)	$95,692
Customer relationships	348,314	(204,186)	144,128
Supplier relationships	49,756	(33,092)	16,664
Trade names	25,968	(24,744)	1,224
Order backlog	10,000	(10,000)	—
Patent	3,968	(1,050)	2,918
Total amortizable intangible assets	826,347	(565,721)	260,626
Non-amortizable intangible assets:
Telecommunication licenses	4,920	—	4,920
Trademarks and other	295	—	295
Total	$831,562	$(565,721)	$265,841

	As of December 31, 2023
	Cost	Accumulated Amortization	Net
Amortizable intangible assets:	(In thousands)
Developed technology	$397,473	$(259,635)	$137,838
Customer relationships	349,074	(170,511)	178,563
Supplier relationships	49,756	(26,316)	23,440
Trade names	25,968	(23,600)	2,368
Order backlog	10,000	(10,000)	—
Patent	3,968	(902)	3,066
Total amortizable intangible assets	836,239	(490,964)	345,275
Non-amortizable intangible assets:
Telecommunication licenses	4,920	—	4,920
Trademarks and other	295	—	295
Total	$841,454	$(490,964)	$350,490
Amortization expense was $27.5 million and $48.9 million for the three months ended September 30, 2024 and 2023, respectively, and $84.7 million and $150.0 million for the nine months ended September 30, 2024 and 2023, respectively.

Total estimated future amortization expense is as follows:

As of September 30, 2024
Year Ended December 31,	(In thousands)
2024 (remaining three months)	$27,393
2025	107,862
2026	42,149
2027	25,330
2028	19,055
Thereafter	38,837
Total	$260,626
9. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

	As of September 30,	As of December 31,
	2024	2023
	(In thousands)
Accrued payroll and related	$63,660	$77,593
Corporate bonus program accrual	70,182	—
Accrued commission	18,024	17,345
Accrued cost of revenue	164,472	155,721
Sales and other taxes payable	73,408	70,913
ESPP contributions	11,205	6,130
Finance lease liability	2,678	8,489
Restructuring liability	1,606	29,086
Share repurchase costs payable	8,002	3,526
Accrued other expense	39,106	55,508
Total accrued expenses and other current liabilities	$452,343	$424,311
10. Long-Term Debt
Long-term debt, net, consisted of the following:

	As of September 30,	As of December 31,
	2024	2023
	(In thousands)
2029 Senior Notes
Principal	$500,000	$500,000
Unamortized discount	(3,710)	(4,274)
Unamortized issuance costs	(835)	(962)
Net carrying amount	495,455	494,764
2031 Senior Notes
Principal	500,000	500,000
Unamortized discount	(4,312)	(4,744)
Unamortized issuance costs	(970)	(1,067)
Net carrying amount	494,718	494,189
Total long-term debt, net	$990,173	$988,953
As of September 30, 2024, the Company was in compliance with all of its covenants under the related indentures.

11. Revenue by Geographic Area
Revenue by geographic area is based on the IP address or the mailing address of the customer at the time of registration. The following table sets forth revenue by geographic area:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue by geographic area:	(In thousands)
United States	$734,874	$688,121	$2,127,852	$2,042,857
International	398,775	345,549	1,135,349	1,035,138
Total	$1,133,649	$1,033,670	$3,263,201	$3,077,995

Percentage of revenue by geographic area:
United States	65%	67%	65%	66%
International	35%	33%	35%	34%
12. Commitments and Contingencies

(a)Lease and Other Commitments
The Company has entered into various non-cancelable operating lease agreements for its facilities. In the three and nine months ended September 30, 2024, the Company did not enter into any significant new lease agreements.
The Company has non-cancelable contractual commitments with its cloud infrastructure provider, network service providers and other vendors. In the three and nine months ended September 30, 2024, the Company entered into several such agreements with terms up to four years for a total purchase commitment of $14.4 million and $55.2 million, respectively.
(b)Legal Matters
From time to time, the Company may be subject to legal actions, claims, and government investigations or inquiries arising in the ordinary course of business. These matters may include, but are not limited to, matters involving privacy, data protection, data security, intellectual property, competition, telecommunications, consumer protection, taxation, securities, employment and contractual rights. While the Company currently believes that the final outcomes of these matters will not have a material adverse effect on its business, the results of any current or future litigation cannot be predicted with certainty, and regardless of the outcome, litigation can have an adverse impact on the Company because of defense and settlement costs, diversion of management resources and other factors.
The Company accrues for contingencies when it believes that a loss is probable and can be reasonably estimated. To the extent there is a reasonable possibility that a loss may be incurred that is in excess of the amounts already recognized and such additional loss amount may be material, the Company either discloses the estimated additional loss amount or states that such an estimate cannot be made. Significant judgment is required to determine the probability of a loss and to estimate the amount of any probable loss.
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

As of September 30, 2024, and December 31, 2023, no amounts were accrued related to any outstanding indemnification agreements.
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
As of September 30, 2024, the liabilities recorded for the non-income-based taxes were $18.5 million for domestic jurisdictions and $19.7 million for jurisdictions outside of the United States. As of December 31, 2023, these liabilities were $18.0 million and $22.2 million, respectively.
13. Stockholders' Equity
Preferred Stock
As of September 30, 2024, and December 31, 2023, the Company had authorized 100,000,000 shares of preferred stock, par value $0.001, of which no shares were issued and outstanding.
Common Stock
As of September 30, 2024, the Company had authorized 1,000,000,000 shares of Class A common stock and 3,170,181 shares of Class B common stock, each with a par value of $0.001 per share. As of September 30, 2024, 155,386,309 shares of Class A common stock and no shares of Class B common stock were issued and outstanding.
As of December 31, 2023, the Company had authorized 1,000,000,000 shares of Class A common stock and 3,170,181 shares of Class B common stock, each with a par value of $0.001 per share. As of December 31, 2023, 181,945,771 shares of Class A common stock and no shares of Class B common stock were issued and outstanding.
The Company had reserved shares of common stock for issuance as follows:

	As of September 30,	As of December 31,
	2024	2023
Stock options issued and outstanding	1,392,697	1,722,861
Unvested restricted stock units issued and outstanding	20,265,865	18,755,538
Shares of Class A common stock reserved for Twilio.org	375,735	442,041
Stock-based awards available for grant under 2016 Plan	23,045,368	19,869,260
Shares of Class A common stock reserved for issuance pursuant to ESPP	9,947,222	8,541,701
Total	55,026,887	49,331,401

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

In the three months ended September 30, 2024 and 2023, the Company repurchased 10.6 million and 0.9 million shares of its Class A common stock, respectively, for an aggregate purchase price of $633.0 million and $56.0 million, respectively. In the nine months ended September 30, 2024 and 2023, the Company repurchased 32.0 million and 9.2 million shares of its Class A common stock, respectively, for an aggregate purchase price of $1.9 billion and $551.0 million, respectively. As of September 30, 2024, approximately $412.0 million of the aggregate amount authorized under the stock repurchase programs remained available for future repurchases.
14. Stock-Based Compensation
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
In the second quarter of 2024, the Company granted certain of its executive employees performance-based restricted stock units (“PSUs”) covering 516,626 shares of Class A common stock that had an aggregate grant date fair value of $34.5 million. The PSUs will vest if certain operational performance or market conditions, as defined in the grant agreements, are met during the performance achievement period, which expires on December 31, 2026. The fair value of the portion of the PSUs with an operational performance target equals the closing price of the Company’s Class A common stock on the date of grant. The expense is recognized on a straight-line basis and only if it is probable that the performance target will be achieved during the performance period. The probability of achievement is assessed each reporting period and adjustments are recorded accordingly. The fair value of the portion of the PSUs with market conditions was determined using a Monte-Carlo simulation model and the expense is recognized on a straight-line basis over the performance achievement period. At the end of the vesting period the number of shares actually issued may range from 0% to 200% of the target based on levels of performance.
In addition, pursuant to the Company’s 2016 Employee Stock Purchase Plan (“ESPP”), eligible employees may purchase shares of the Company’s Class A common stock at a discount of 15% through payroll deductions of their eligible compensation. The ESPP provides for separate six-month offering periods beginning in May and November of each year.
As of September 30, 2024, total unrecognized compensation cost related to unvested restricted stock units was $1.4 billion which will be amortized over a weighted-average period of 2.7 years. As of September 30, 2024, total unrecognized compensation cost related to unvested stock options and the ESPP was not significant.

Stock-Based Compensation Expense
The Company recorded total stock-based compensation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In thousands)
Cost of revenue	$5,436	$7,053	$16,830	$18,677
Research and development	84,787	94,085	246,926	246,754
Sales and marketing	33,560	51,345	101,664	142,343
General and administrative	30,048	32,524	92,226	90,497
Restructuring costs	730	467	3,178	11,096
Total	$154,561	$185,474	$460,824	$509,367
15. Net Loss Per Share Attributable to Common Stockholders
The following table sets forth the calculation of basic and diluted net loss per share attributable to common stockholders during the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net loss attributable to common stockholders (in thousands)	$(9,726)	$(141,707)	$(96,933)	$(650,033)
Weighted-average shares used to compute net loss per share attributable to common stockholders, basic and diluted	159,091,110	181,749,309	170,063,452	183,854,526
Net loss per share attributable to common stockholders, basic and diluted	$(0.06)	$(0.78)	$(0.57)	$(3.54)
The following outstanding shares of common stock equivalents were excluded from the calculation of the diluted net loss per share attributable to common stockholders because their effect would have been anti-dilutive:

	As of September 30,
	2024	2023
Stock options issued and outstanding	1,392,697	1,778,852
Unvested restricted stock units issued and outstanding	20,265,865	20,263,588
Shares of Class A common stock reserved for Twilio.org	375,735	464,143
Shares of Class A common stock committed under ESPP	240,905	350,270
Shares of Class A common stock in escrow	—	31,503
Shares of Class A common stock in escrow and restricted stock awards subject to future vesting	—	3,771
Total	22,275,202	22,892,127
16. Income Taxes

The Company has historically computed its provision for income taxes for interim periods using a forecasted annual effective tax rate (“AETR”) based on anticipated annual pretax income or loss, which was adjusted for discrete items recorded in the period. However, due to the level of forecasted provision for income taxes relative to the forecasted pre-tax income used in computing the effective tax rate, the effective tax rate is highly sensitive to fluctuations in pre-tax income and does not provide a reasonable estimate for income taxes in the interim period. As such, the Company computed its provision for income taxes based on the year-to-date actual effective tax rate for the three and nine months ended September 30, 2024. The Company plans to revert to applying a forecasted annual effective tax rate to year-to-date earnings and adjusting for discrete items once that method produces more reasonable results. The primary difference between the Company’s effective tax rate and the federal statutory rate is the full valuation allowance the Company has established on its federal, state and certain foreign net operating losses and credits.

The provision for income taxes recorded in the three months ended September 30, 2024 consists primarily of federal, state and foreign income taxes and withholding taxes in foreign jurisdictions in which the Company conducts business. The provision for income taxes recorded in the nine months ended September 30, 2024 consists primarily of the same factors and also income tax expense from a foreign audit settlement.
The provision for income taxes recorded in the three and nine months ended September 30, 2023 consists primarily of income taxes and withholding taxes, partially offset by an income tax benefit from the release of tax liabilities related to uncertain tax positions for which the statute of limitation had lapsed.
The Company is subject to taxation in the U.S. and various other state and foreign jurisdictions. Because the Company has net operating loss carryforwards for U.S. federal and state jurisdictions, the statute of limitations is open for all tax years.
17. Related Party Transactions
In May 2022, the Company and Syniverse Corporation (“Syniverse”), an equity method investee, entered into a wholesale agreement pursuant to which Syniverse would process, route and deliver application-to-person messages originating and/or terminating between the Company’s customers and mobile network operators. For the three and nine months ended September 30, 2024, the value of the transactions that occurred between the Company and Syniverse were $34.6 million and $103.8 million, respectively. For the three and nine months ended September 30, 2023, the value of the transactions that occurred between the Company and Syniverse were $40.1 million and $110.2 million, respectively. These transactions were recorded as cost of revenue in the accompanying condensed consolidated statements of operations.

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
•the benefits and efficiencies we expect to derive from workforce reductions and other cost-saving initiatives, and from our cash bonus program;
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
•our expectations regarding our Segment business, including the targets set as a result of our operational review of Segment, new product releases, the expected benefits and timeline of the migration to a new infrastructure provider, increased investment and go-to-market focus to capture market share, and increased revenue growth;
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

In the three months ended September 30, 2024 and 2023, our revenue was $1.13 billion and $1.03 billion, respectively, and our net loss was $9.7 million and $141.7 million, respectively. In both the three months ended September 30, 2024 and 2023, our 10 largest Active Customer Accounts generated an aggregate of 10% of our total quarterly revenue.
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
We are migrating part of Segment’s architecture to a new infrastructure provider, which we expect will allow us to recognize greater operational efficiency and scale up new AI-driven products and features. This migration will result in overlapping expenses with our original and new vendors for the fourth quarter of 2024, which we expect to negatively impact Segment gross margins in such quarter. We expect to complete the migration by the end of 2024.
We also expect that the wind-down of the software component of our Zipwhip business will negatively impact our revenue growth rates in the fourth quarter of 2024.
In 2024, we introduced a company-wide annual cash bonus program to reduce our use of equity compensation. The bonus payout amount for each eligible participant is determined based on Company and individual full year performance metrics. In the three and nine months ended September 30, 2024, we recorded $45.8 million and $94.4 million of expense related to the program, respectively. The third quarter of 2024 included an additional $17.9 million of expense due to a higher anticipated bonus payout as a result of an increased outlook for the Company’s full year performance metrics. The program also provided for a 25% mid-year bonus cash payment in its initial year only, which resulted in a $24.3 million payment in July 2024. As of September 30, 2024, the accrued bonus liability was $70.2 million recorded in the accrued expenses and other current liabilities in our condensed consolidated balance sheet included elsewhere in this Quarterly Report on Form 10-Q.
We expect our prior workforce restructurings to reduce our operating expenses in future periods. We also expect the new cash bonus program as described above to continue to increase our expenses in future periods.
In February 2023, one of our customers, Oi SA, a Brazilian telecom company, initiated reorganization proceedings in a Brazilian bankruptcy court and exposed us to risks on collections of pre-petition receivables and ongoing revenue. In April 2024, the creditors of Oi SA approved a Judicial Reorganization Plan (the “Oi Reorganization Plan”) that aims to ensure Oi SA’s operational feasibility and continuity of activities and further provides extended and discounted payment terms for pre-petition receivables. The Oi Reorganization Plan was subsequently ratified by the Brazilian bankruptcy court and contains various contingencies. As of September 30, 2024, we have $6.4 million in pre-petition receivables recorded in other long-term assets (net of $8.8 million in reserves) and $10.8 million in post-petition accounts receivable due from Oi SA. The customer has been making regular payments on post-petition receivables. If Oi SA fails to comply with its obligations under the Oi Reorganization Plan, if the contingencies contained in the Oi Reorganization Plan are not timely resolved, or if the customer ceases to make payment on post-petition receivables, we may incur additional bad debt expense or reductions in revenue in future periods.
Key Business Metrics
We review a number of operational and financial metrics, including Active Customer Accounts and Dollar-Based Net Expansion Rate, to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans and make strategic decisions.
The following table summarizes our year-over-year revenue growth and Dollar-Based Net Expansion Rate for the three months ended September 30, 2024 and 2023, and the number of Active Customer Accounts as of September 30, 2024 and 2023.

	Three Months Ended
	September 30,
	2024	2023
Active Customer Accounts	320,000	306,000
Total Revenue (in thousands)	$1,133,649	$1,033,670
Total Revenue Growth Rate	10%	5%
Dollar-Based Net Expansion Rate	105%	101%
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
Our business and customer relationships have grown since we began reporting the number of Active Customer Accounts using the above definition, which is anchored to a minimum $5 monthly revenue figure. We have a large number of Active Customer Accounts with relatively low individual spend that in the aggregate do not drive a significant portion of our revenue. Due to this dynamic, we believe that the number of Active Customer Accounts, as currently defined, is less informative now as an indicator of the growth of our business and future revenue trends than it has been in prior periods. In the three months ended September 30, 2024 and 2023, revenue from Active Customer Accounts represented over 99% of total revenue in each period.
Dollar‑Based Net Expansion Rate
Our Dollar-Based Net Expansion Rate compares the total revenue from all Active Customer Accounts and customer accounts from Zipwhip in a quarter to the same quarter in the prior year. To calculate the Dollar-Based Net Expansion Rate, we first identify the cohort of Active Customer Accounts and customer accounts from Zipwhip that were Active Customer Accounts or customer accounts from Zipwhip in the same quarter of the prior year. The Dollar-Based Net Expansion Rate is the quotient obtained by dividing the revenue generated from that cohort in a quarter, by the revenue generated from that same cohort in the corresponding quarter in the prior year. When we calculate Dollar-Based Net Expansion Rate for periods longer than one quarter, we use the average of the applicable quarterly Dollar-Based Net Expansion Rates for each of the quarters in such period. Revenue from acquisitions does not impact the Dollar-Based Net Expansion Rate calculation until the quarter following the one-year anniversary of the applicable acquisition, unless the acquisition closing date is the first day of a quarter. As a result, for the quarter ended September 30, 2024, our Dollar-Based Net Expansion Rate excludes the contributions from any acquisitions made after July 1, 2023. Revenue from divestitures does not impact the Dollar-Based Net Expansion Rate calculation beginning in the quarter the divestiture closed, unless the divestiture closing date is the last day of a quarter. As a result, for the quarter ended September 30, 2024, our Dollar-Based Net Expansion Rate excludes the contributions from any divestitures made after September 30, 2023. Communications Dollar-Based Net Expansion Rate and Segment Dollar-Based Net Expansion Rate are calculated using the same methodology, but using only revenue attributable to the respective segment and Active Customer Accounts and customer accounts from Zipwhip for that respective segment.

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
Most of our usage-based customers gain access to our products and solutions through our e-commerce self-service sign-up format, which requires an upfront prepayment via credit card that is drawn down as they use our products. Pricing is generally based on a publicly available, self-serve pricing matrix that generally allows customers to receive tiered discounts as their usage of our products increases. Many of our larger usage-based customers enter into contractual arrangements with us for a period of at least 12 months. These contracts may include negotiated terms and typically include minimum revenue commitments of varying durations. Usage-based customers subject to such contracts are typically invoiced monthly in arrears for the products used. In the three months ended September 30, 2024 and 2023, we generated 72% and 71% of our revenue, respectively, from usage-based fees.
Subscription-based fees are earned in accordance with subscription pricing terms. For our subscription-based products, customers generally enter into negotiated contracts, which are typically one to three years in duration. Subscription customers are generally invoiced in advance at the start of the contract term. In the three months ended September 30, 2024 and 2023, we generated 28% and 29% of our revenue, respectively, from non-usage‑based fees.
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
Operating Expenses
The most significant components of operating expenses are personnel costs, which consist of salaries, benefits, sales commissions, bonuses and stock‑based compensation. We also incur other non‑personnel costs related to our general overhead expenses.
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
Non‑GAAP Gross Profit and Non‑GAAP Gross Margin
For the periods presented, we define non‑GAAP gross profit and non‑GAAP gross margin as GAAP gross profit and GAAP gross margin, respectively, adjusted to exclude, as applicable, certain expenses as presented in the table below:

	Three Months Ended
	September 30,
	2024	2023
Reconciliation:	(In thousands)
GAAP gross profit	$578,629	$516,319
GAAP gross margin	51%	50%
Non-GAAP adjustments:
Stock-based compensation	5,436	7,053
Amortization of acquired intangibles	15,682	29,045
Payroll taxes related to stock-based compensation	257	181
Non-GAAP gross profit	$600,004	$552,598
Non-GAAP gross margin	53%	53%

Non‑GAAP Operating Expenses
For the periods presented, we define non‑GAAP operating expenses (including categories of operating expenses) as GAAP operating expenses (and categories of operating expenses) adjusted to exclude, as applicable, certain expenses as presented in the table below:

	Three Months Ended
	September 30,
	2024	2023
Reconciliation:	(In thousands)
GAAP operating expenses	$583,523	$625,222
Non-GAAP adjustments:
Stock-based compensation	(148,395)	(177,954)
Amortization of acquired intangibles	(11,755)	(19,827)
Acquisition and divestiture related expenses	—	(183)
Payroll taxes related to stock-based compensation	(792)	(3,156)
Charitable contributions	(1,301)	(1,339)
Restructuring costs	(3,694)	(3,437)
Impairment of long-lived assets	—	(3,162)
Non-GAAP operating expenses	$417,586	$416,164
Non‑GAAP Income from Operations and Non‑GAAP Operating Margin
For the periods presented, we define non‑GAAP income from operations and non‑GAAP operating margin as GAAP income (loss) from operations and GAAP operating margin, respectively, adjusted to exclude, as applicable, certain expenses as presented in the table below:

	Three Months Ended
	September 30,
	2024	2023
Reconciliation:	(In thousands)
GAAP loss from operations	$(4,894)	$(108,903)
GAAP operating margin	—%	(11)%
Non-GAAP adjustments:
Stock-based compensation	153,831	185,007
Amortization of acquired intangibles	27,437	48,872
Acquisition and divestiture related expenses	—	183
Payroll taxes related to stock-based compensation	1,049	3,337
Charitable contributions	1,301	1,339
Restructuring costs	3,694	3,437
Impairment of long-lived assets	—	3,162
Non-GAAP income from operations	$182,418	$136,434
Non-GAAP operating margin	16%	13%

Free Cash Flow and Free Cash Flow Margin
For the periods presented, we define free cash flow and free cash flow margin as net cash provided by operating activities and operating cash flow margin, respectively, less capitalized software development costs and purchases of long-lived and intangible assets, as presented in the table below:

	Three Months Ended
	September 30,
	2024	2023
Reconciliation:	(In thousands)
Net cash provided by operating activities	$204,329	$206,427
Operating cash flow margin	18%	20%
Non-GAAP adjustments:
Capitalized software development costs	(14,424)	(10,451)
Purchases of long-lived and intangible assets	(792)	(765)
Free cash flow	$189,113	$195,211
Free cash flow margin	17%	19%
Net cash provided by (used in) investing activities	$267,355	$(144,032)
Net cash used in financing activities	$(642,780)	$(66,865)
Results of Operations
The following table sets forth our results of operations for the periods presented. The period-to-period comparison of our historical results are not indicative of the results that may be expected in the future.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Condensed Consolidated Statements of Operations Data:	(In thousands, except share and per share amounts)
Revenue	$1,133,649	$1,033,670	$3,263,201	$3,077,995
Cost of revenue (1) (2)	555,020	517,351	1,584,686	1,565,231
Gross profit	578,629	516,319	1,678,515	1,512,764
Operating expenses:
Research and development (1) (2)	260,903	241,654	756,170	707,145
Sales and marketing (1) (2)	212,576	262,898	644,150	784,383
General and administrative (1) (2)	106,350	114,071	332,300	361,491
Restructuring costs (1)	3,694	3,437	13,330	140,281
Impairment of long-lived assets	—	3,162	—	34,278
Total operating expenses	583,523	625,222	1,745,950	2,027,578
Loss from operations	(4,894)	(108,903)	(67,435)	(514,814)
Other income (expenses), net:
Share of losses from equity method investment	(25,279)	(31,058)	(78,794)	(93,838)
Impairment of strategic investments	(803)	—	(1,470)	(46,154)
Other income, net	27,325	1	72,644	17,731
Total other income (expenses), net	1,243	(31,057)	(7,620)	(122,261)
Loss before provision for income taxes	(3,651)	(139,960)	(75,055)	(637,075)
Provision for income taxes	(6,075)	(1,747)	(21,878)	(12,958)
Net loss attributable to common stockholders	$(9,726)	$(141,707)	$(96,933)	$(650,033)
Net loss per share attributable to common stockholders, basic and diluted	$(0.06)	$(0.78)	$(0.57)	$(3.54)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	159,091,110	181,749,309	170,063,452	183,854,526

__________________________________
(1) Includes stock-based compensation expense as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
	(In thousands)
Cost of revenue	$5,436	$7,053	$16,830	$18,677
Research and development	84,787	94,085	246,926	246,754
Sales and marketing	33,560	51,345	101,664	142,343
General and administrative	30,048	32,524	92,226	90,497
Restructuring costs	730	467	3,178	11,096
Total	$154,561	$185,474	$460,824	$509,367
____________________________________
(2) Includes amortization of acquired intangibles as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
	(In thousands)
Cost of revenue	$15,682	$29,045	$47,046	$88,675
Research and development	—	420	1,867	1,260
Sales and marketing	11,755	19,407	35,647	59,901
Total	$27,437	$48,872	$84,560	$149,836
The following table sets forth our results of operations for each of the periods presented as a percentage of our total revenue:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Condensed Consolidated Statements of Operations, as a percentage of revenue: **
Revenue	100%	100%	100%	100%
Cost of revenue	49	50	49	51
Gross profit	51	50	51	49
Operating expenses:
Research and development	23	23	23	23
Sales and marketing	19	25	20	25
General and administrative	9	11	10	12
Restructuring costs	*	*	*	5
Impairment of long-lived assets	—	*	—	1
Total operating expenses	51	60	54	66
Loss from operations	*	(11)	(2)	(17)
Other income (expenses), net
Share of losses from equity method investment	(2)	(3)	(2)	(3)
Impairment of strategic investments	*	—	*	(1)
Other income, net	2	*	2	1
Total other income (expenses), net	*	(3)	*	(4)
Loss before provision for income taxes	*	(14)	(2)	(21)
Provision for income taxes	(1)	*	(1)	*
Net loss attributable to common stockholders	(1%)	(14%)	(3%)	(21%)
____________________________________
* Less than 0.5% of revenue.
** Columns may not add up to 100% due to rounding.

Comparison of Three Months Ended September 30, 2024 and 2023
Revenue

	Three Months Ended
	September 30,
	2024	2023	Change
	(Dollars in thousands)
Twilio Communications	$1,060,250	$960,289	$99,961	10%
Twilio Segment	73,399	73,381	18	—%
Consolidated total revenue	$1,133,649	$1,033,670	$99,979	10%
In the three months ended September 30, 2024, Communications revenue increased by $100.0 million, or 10%, compared to the same period last year. This increase was primarily attributable to the increased usage of our products by our existing customers, as reflected in our Communications Dollar‑Based Net Expansion Rate of 106%, as well as $51.1 million in revenue derived from our new Communications Active Customer Accounts.
In the three months ended September 30, 2024, Segment revenue remained unchanged compared to the same period last year. We recognized $6.9 million in revenue derived from our new Segment Active Customer Accounts, offset by the decreased usage of our products due to churn and contraction affecting our existing customers, as reflected in our Segment Dollar‑Based Net Expansion Rate of 91%.
Cost of Revenue and Gross Profit

	Three Months Ended
	September 30,
	2024	2023	Change
	(Dollars in thousands)
Cost of revenue	$555,020	$517,351	$37,669	7%
Gross profit	$578,629	$516,319	$62,310	12%
In the three months ended September 30, 2024, cost of revenue increased by $37.7 million, or 7%, compared to the same period last year. The increase was primarily attributable to a $43.9 million increase in network service providers’ costs, net of the impact of hedging instruments, and a $9.1 million increase in hosting fees. These increases were partially offset by a $13.4 million decrease in amortization of intangible assets.
In the three months ended September 30, 2024, gross profit increased by $62.3 million, or 12%, compared to the same period last year. This increase was attributable to the factors impacting our revenue and cost of revenue, as described above.

Operating Expenses

	Three Months Ended
	September 30,
	2024	2023	Change
	(Dollars in thousands)
Research and development	$260,903	$241,654	$19,249	8%
Sales and marketing	212,576	262,898	(50,322)	(19)%
General and administrative	106,350	114,071	(7,721)	(7)%
Restructuring costs	3,694	3,437	257	7%
Impairment of long-lived assets	—	3,162	(3,162)	(100)%
Total operating expenses	$583,523	$625,222	$(41,699)	(7)%
In the three months ended September 30, 2024, research and development expenses increased by $19.2 million, or 8%, compared to the same period last year. The increase was primarily attributable to a $14.6 million increase in total personnel costs, net of capitalized costs, despite a 6% decrease in average research and development headcount compared to the same period last year. The increase in personnel costs was primarily driven by a $27.2 million increase in bonus expenses as a result of the introduction of our new cash bonus program, partially offset by a $5.3 million increase in capitalized costs and an $8.0 million decrease in stock-based compensation expense. The increase in research and development expenses was also attributable to a $4.6 million increase in hosting fees to support development and staging of our products.
In the three months ended September 30, 2024, sales and marketing expenses decreased by $50.3 million, or 19%, compared to the same period last year. The decrease was primarily attributable to a $20.6 million decrease in total personnel costs, which was primarily driven by a 16% decrease in average sales and marketing headcount compared to the same period last year. The decrease in headcount was primarily due to the restructuring of our workforce in December 2023. Sales and marketing expenses also decreased due to an $8.1 million decrease in advertising expenses, a $7.7 million decrease in amortization of intangible assets and a $6.7 million decrease in expenses related to corporate events.
In the three months ended September 30, 2024, general and administrative expenses decreased by $7.7 million, or 7%, compared to the same period last year. The decrease was primarily attributable to a $15.8 million decrease in the provision for doubtful accounts, partially offset by a $7.0 million increase in professional services fees.
In the three months ended September 30, 2024, restructuring costs increased by $0.3 million, or 7%, compared to the same period last year. Restructuring costs and related fluctuations were not significant.
In the three months ended September 30, 2024, impairment of long-lived assets decreased by $3.2 million, or 100%, compared to the same period last year. The prior year charges were related to the impairment of certain of our operating leases and other long-lived assets as a result of permanent office closures in 2023. There were no such impairments in the current period.
Other (Income) Expenses, net

	Three Months Ended
	September 30,
	2024	2023	Change
	(Dollars in thousands)
Share of losses from equity method investment	$25,279	$31,058	$(5,779)	(19)%
Impairment of strategic investments	803	—	803	100%
Other income, net	(27,325)	(1)	(27,324)	(100)%
Total other (income) expenses, net	$(1,243)	$31,057	$(32,300)	(104)%
In the three months ended September 30, 2024, other (income) expenses, net, increased by $32.3 million, or 104%, compared to the same period last year. The decrease was primarily attributable to a $27.3 million increase in other income, net, primarily related to the income earned on our securities in the current period and unrealized gains related to fluctuations in foreign currency exchange rates, and a $5.8 million decrease in our share of losses from our equity method investment.

Results of Operations by Segment
The following table presents the results for non-GAAP income (loss) from operations, as reviewed by our CODM, for each of our Communications and Segment reportable segments for the three months ended September 30, 2024 and 2023:

	Three Months Ended
	September 30,
	2024	2023	Change
	(Dollars in thousands)
Twilio Communications non-GAAP income from operations	$267,773	$220,610	$47,163	21%
Twilio Segment non-GAAP loss from operations	$(15,805)	$(17,740)	$1,935	(11)%
In the three months ended September 30, 2024, Communications non-GAAP income from operations increased by $47.2 million, or 21%, compared to the same period last year. The increase was primarily driven by an increase in Communications revenue of $100.0 million, as described in the Revenue section above, and a $15.6 million decrease in the provision for doubtful accounts. This increase was partially offset by a $43.9 million increase in network service providers’ costs, net of the impact of hedging instruments, and a $22.5 million increase in total Communications personnel costs, despite a 9% decrease in average Communications headcount during the period. The $22.5 million increase in total Communications personnel costs was primarily driven by a $26.8 million increase in bonus expenses as a result of the introduction of our new cash bonus program.
In the three months ended September 30, 2024, Segment non-GAAP loss from operations decreased by $1.9 million, or 11%, compared to the same period last year. The decrease was driven by a decrease in Segment operating expenses of $5.8 million, partially offset by an increase in hosting fees of $3.0 million.
Comparison of Nine Months Ended September 30, 2024 and 2023
Revenue

	Nine Months Ended
	September 30,
	2024	2023	Change
	(Dollars in thousands)
Twilio Communications	$3,039,558	$2,857,772	$181,786	6%
Twilio Segment	223,643	220,223	3,420	2%
Consolidated total revenue	$3,263,201	$3,077,995	$185,206	6%
In the nine months ended September 30, 2024, Communications revenue increased by $181.8 million, or 6%, compared to the same period last year. This increase was primarily attributable to the increased usage of our products by our existing customers, as reflected in our Communications Dollar‑Based Net Expansion Rate of 104%, as well as $148.6 million in revenue derived from our new Communications Active Customer Accounts and new customer accounts from Zipwhip. These increases were partially offset by a decrease of $52.8 million related to revenue from our Internet of Things and ValueFirst businesses which we divested during the second and third quarters of 2023, respectively.
In the nine months ended September 30, 2024, Segment revenue increased by $3.4 million, or 2%, compared to the same period last year. This change was primarily attributable to $23.5 million in revenue derived from our new Segment Active Customer Accounts, partially offset by the decreased usage of our products due to churn and contraction affecting our existing customers, as reflected in our Segment Dollar‑Based Net Expansion Rate of 92%.

Cost of Revenue and Gross Profit

	Nine Months Ended
	September 30,
	2024	2023	Change
	(Dollars in thousands)
Cost of revenue	$1,584,686	$1,565,231	$19,455	1%
Gross profit	$1,678,515	$1,512,764	$165,751	11%
In the nine months ended September 30, 2024, cost of revenue increased by $19.5 million, or 1%, compared to the same period last year. The increase was primarily attributable to a $30.2 million increase in network service providers’ costs, net of the impact of hedging instruments, and a $30.0 million increase in hosting fees. These increases were partially offset by a $41.6 million decrease in amortization of intangible assets.
In the nine months ended September 30, 2024, gross profit increased by $165.8 million, or 11%, compared to the same period last year. This increase was attributable to the factors impacting our revenue and cost of revenue, as described above.
Operating Expenses

	Nine Months Ended
	September 30,
	2024	2023	Change
	(Dollars in thousands)
Research and development	$756,170	$707,145	$49,025	7%
Sales and marketing	644,150	784,383	(140,233)	(18)%
General and administrative	332,300	361,491	(29,191)	(8)%
Restructuring costs	13,330	140,281	(126,951)	(90)%
Impairment of long-lived assets	—	34,278	(34,278)	(100)%
Total operating expenses	$1,745,950	$2,027,578	$(281,628)	(14)%
In the nine months ended September 30, 2024, research and development expenses increased by $49.0 million, or 7%, compared to the same period last year. The increase was primarily attributable to a $30.7 million increase in total personnel costs, net of capitalized costs, which was primarily driven by a $55.6 million increase in bonus expenses as a result of our new cash bonus program, partially offset by a $20.3 million decrease in salaries expense due to a 17% decrease in average research and development headcount compared to the same period last year as a result of the restructuring of our workforce in February 2023 and December 2023. The increase in research and development expenses was also attributable to a $10.7 million increase in hosting fees to support development and staging of our products and an $8.8 million increase in software subscription expenses.
In the nine months ended September 30, 2024, sales and marketing expenses decreased by $140.2 million, or 18%, compared to the same period last year. The decrease was primarily attributable to a $79.4 million decrease in total personnel costs, which was primarily driven by a 21% decrease in average sales and marketing headcount compared to the same period last year. The decrease in headcount was primarily driven by the restructuring of our workforce in February 2023 and December 2023. Sales and marketing expenses also decreased due to a $24.0 million decrease in amortization of intangible assets, a $13.4 million decrease in advertising expenses and an $8.5 million decrease in expenses related to corporate events.
In the nine months ended September 30, 2024, general and administrative expenses decreased by $29.2 million, or 8%, compared to the same period last year. The decrease was primarily attributable to the $32.3 million loss on divested net assets recorded in the 2023 period related to the sale of our ValueFirst and Internet of Things businesses and a $22.7 million decrease in the provision for doubtful accounts. The decrease in general and administrative expenses was partially offset by a $14.0 million increase in professional services fees and a $13.9 million increase in charitable contributions that we made through Twilio.org during the first nine months of 2024.
In the nine months ended September 30, 2024, restructuring costs decreased by $127.0 million, or 90%, compared to the same period last year. The decrease was primarily attributable to the significant restructuring costs incurred in the 2023 period related to our February 2023 restructuring activities.

In the nine months ended September 30, 2024, impairment of long-lived assets decreased by $34.3 million, or 100%, compared to the same period last year. The prior year charges were related to the impairment of certain of our operating leases and other long-lived assets as a result of permanent office closures in the first half of 2023. There were no such impairments in the current period.
Other Expenses, net

	Nine Months Ended
	September 30,
	2024	2023	Change
	(Dollars in thousands)
Share of losses from equity method investment	$78,794	$93,838	$(15,044)	(16)%
Impairment of strategic investments	1,470	46,154	(44,684)	(97)%
Other income, net	(72,644)	(17,731)	(54,913)	(310)%
Total other expenses, net	$7,620	$122,261	$(114,641)	(94)%
In the nine months ended September 30, 2024, other expenses, net, decreased by $114.6 million, or 94%, compared to the same period last year. The decrease was primarily attributable to a $46.2 million impairment of a strategic investment that occurred during the nine months ended September 30, 2023, a $54.9 million increase in other income, net, primarily related to an increase in income earned on our debt securities, and a $15.0 million decrease in our share of losses from our equity method investment.
Results of Operations by Segment
The following table presents the results for non-GAAP income (loss) from operations, as reviewed by our CODM, for each of our Communications and Segment reportable segments for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended
	September 30,
	2024	2023	Change
	(Dollars in thousands)
Twilio Communications non-GAAP income from operations	$766,713	$593,599	$173,114	29%
Twilio Segment non-GAAP loss from operations	$(52,613)	$(53,937)	$1,324	(2)%
In the nine months ended September 30, 2024, Communications non-GAAP income from operations increased by $173.1 million, or 29%, compared to the same period last year. The increase was primarily driven by an increase in Communications revenue of $181.8 million, as described in the Revenue section above, a $24.8 million decrease in the provision for doubtful accounts and a $10.9 million decrease in total Communications personnel costs, which was mainly due to the restructuring of our workforce in February 2023 and December 2023. These restructurings contributed to a 21% decrease in average Communications headcount compared to the same period last year. These drivers were partially offset by a $30.2 million increase in network service providers’ costs, net of the impact of hedging instruments, and a $23.1 million increase in hosting fees.
In the nine months ended September 30, 2024, Segment non-GAAP loss from operations decreased by $1.3 million, or 2%, compared to the same period last year. The decrease was driven by a decrease in Segment operating expenses of $7.6 million and an increase in Segment revenue of $3.4 million, as described in the Revenue section above, partially offset by a $9.7 million increase in cost of revenue.

Liquidity and Capital Resources
As of September 30, 2024, we had cash and cash equivalents of $584.0 million and short-term marketable securities of $2.1 billion. Cash equivalents consist of money market funds and commercial paper. Short-term marketable securities consist primarily of U.S. treasury securities, non-U.S. government securities, high credit quality corporate debt securities and commercial paper. The cash and cash equivalents and short-term marketable securities are held for working capital purposes.
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
Our primary uses of cash include operating costs, such as personnel-related costs, network service provider costs, cloud infrastructure costs, facility-related spending, as well as, from time to time, acquisitions, investments and share repurchases. Our principal contractual and other commitments consist of obligations under our 2029 Notes and 2031 Notes, our operating leases for office space that we occupy, sublease or hold to sublease, and contractual commitments to our cloud infrastructure and network service providers. Refer to Note 10 and Note 12(a) to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for discussions of our obligations and commitments related to leases, debt and other purchase obligations.
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
Share Repurchase Programs
In February 2023, our board of directors authorized a share repurchase program pursuant to which we may repurchase up to $1.0 billion in aggregate value of our common stock. In March 2024, our board of directors authorized a second share repurchase program for an additional $2.0 billion in aggregate value of our common stock. As of September 30, 2024, we have repurchased approximately $2.6 billion of our common stock in the open market under these programs, and approximately $412.0 million of the aggregate authorized amount remained available for future repurchases. Repurchases under these programs will be made through open market, private transactions or other means in compliance with applicable federal securities laws, and could include repurchases pursuant to Rule 10b5-1 trading plans. We have discretion in determining the conditions under which shares may be repurchased from time to time. The programs expire on December 31, 2024.
In the three and nine months ended September 30, 2024, we repurchased $633.0 million in aggregate value, or 10.6 million shares, and $1.9 billion in aggregate value, or 32.0 million shares, respectively, of our common stock on the open market under these programs.
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

Cash Flows
The following table summarizes our cash flows:

	Nine Months Ended
	September 30,
	2024	2023
	(In thousands)
Cash provided by operating activities	$607,795	$192,207
Cash provided by investing activities	1,241,739	365,745
Cash used in financing activities	(1,903,802)	(536,221)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	108
Net (decrease) increase in cash, cash equivalents and restricted cash	$(54,268)	$21,839
Cash Flows from Operating Activities
In the nine months ended September 30, 2024, cash provided by operating activities consisted primarily of our net loss of $96.9 million adjusted for non-cash items, including $460.8 million of stock-based compensation expense, $156.2 million of depreciation and amortization expense, $57.0 million amortization of deferred commissions, $78.8 million of share of losses from equity method investments and $74.0 million of cumulative changes in operating assets and liabilities. With respect to changes in operating assets and liabilities, accounts receivable and prepaid expenses decreased $20.9 million primarily due to timing of cash receipts and pre-payments of certain operating expenses. Accounts payable and other current liabilities decreased $33.2 million, primarily driven by timing of payments to vendors. Operating lease liabilities decreased $35.4 million due to payments made against our operating lease obligations.
In the nine months ended September 30, 2023, cash provided by operating activities consisted primarily of our net loss of $650.0 million adjusted for non-cash items, including $509.4 million of stock-based compensation expense which included the impact of our February 2023 restructuring activities, $219.0 million of depreciation and amortization expense, $93.8 million of our share of losses from an equity method investment, $54.4 million of amortization of deferred commissions, $46.2 million of impairment of an investment that we acquired in 2021, $34.3 million of impairment of operating lease assets and other long-lived assets, $32.3 million loss on net assets divested, $21.8 million of non-cash reduction in our operating right-of-use asset, and $240.3 million of cumulative changes in operating assets and liabilities. With respect to changes in operating assets and liabilities, accounts receivable and prepaid expenses increased $125.6 million primarily due to revenue growth, timing of cash receipts and prepayments and certain operating expenses. Accounts payable and other current liabilities decreased $62.3 million, primarily driven by a $22.3 million decrease in the sabbatical benefit accrual as a result of lower headcount and sunsetting of the program and a decrease in personnel-related accruals due to lower headcount. Operating lease liabilities decreased $41.4 million due to payments made against our operating lease obligations. Other long-term assets increased $15.4 million primarily due to an increase in the sales commissions balances related to the growth of our business.
Cash Flows from Investing Activities
In the nine months ended September 30, 2024, cash provided by investing activities was $1.2 billion, primarily consisting of $1.3 billion of maturities and sales of marketable securities, net of purchases, partially offset by $40.3 million related to capitalized software development costs and $3.5 million related to purchases of long-lived assets.
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
Cash Flows from Financing Activities
In the nine months ended September 30, 2024, cash used in financing activities was $1.9 billion, primarily consisting of $1.9 billion of cash paid to repurchase 10.6 million shares of our common stock in the open market, including related costs.

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
Interest Rate Risk
We had cash and cash equivalents of $584.0 million and marketable securities of $2.1 billion as of September 30, 2024. In any given period, cash, cash equivalents and restricted cash may consist of bank deposits, money market funds, reverse repurchase agreements and commercial paper. Marketable securities consist primarily of U.S. treasury securities, non-U.S. government securities, high credit quality corporate debt securities and commercial paper. The cash and cash equivalents and marketable securities are held for working capital purposes. Such interest‑earning instruments carry a degree of interest rate risk. To date, fluctuations in interest income have not been significant. The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. In March 2021, we issued $1.0 billion aggregate principal amount of our 2029 Notes and 2031 Notes carrying fixed interest rates of 3.625% and 3.875%, respectively. Due to the short‑term nature of our investments and fixed rate nature of our debt, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. A hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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
Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2024, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
(b)    Changes in Internal Control
There were no changes in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended September 30, 2024, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
Refer to Note 12(b) to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for a description of our current material legal proceedings.
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
Global economic and business activities continue to face widespread macroeconomic uncertainties, including changes in the labor market and supply chain disruptions, inflation and monetary supply shifts, volatility in the banking and financial services sectors, and recession risks, which may continue for an extended period. Additionally, the instability in the geopolitical environment in many parts of the world, including from the war in Ukraine and conflict in the Middle East, may continue to cause or exacerbate uncertain economic conditions. These macroeconomic conditions have resulted in, and may continue to result in, decreased business spending by our current and prospective customers and business partners, reduced demand for or usage of our products, lower renewal rates by our customers, longer or delayed sales cycles, including current and prospective customers delaying contract signing or contract renewals, reduced budgets or minimum commitments related to the products that we offer, or delays in customer payments or our ability to collect accounts receivable, all of which could have an adverse impact on our business, results of operations and financial condition. Additionally, the results of the 2024 U.S. presidential election could lead to changes in macroeconomic conditions and to the legal and regulatory environment in the United States and globally, including changes to international trade relations, economic and monetary policies or other legislation and regulations, any of which could have an adverse impact on the global economy and/or our business.

The current macroeconomic environment has constrained the budgets and financial resources of some of our current and prospective customers, which has caused them to become more budget-conscious and to delay and/or reduce spending. Given that a majority of our revenue is usage-based and impacted by general consumer sentiment and activity, our business may be more immediately and severely impacted by adverse macroeconomic conditions than those that rely primarily on software-as-a-service (“SaaS”) subscription revenue. The current macroeconomic environment has caused certain of our usage-based customers to reduce or terminate their usage of our products without notice or termination charges, which has negatively impacted, and, despite recent stabilization in usage volumes, may in the future negatively impact, our usage-based revenue. Similarly, the current macroeconomic environment has caused certain of our subscription-based customers to renegotiate existing contracts on less advantageous terms to us than those currently in place, reduce or limit their contract value, default on payments due on existing contracts, or fail to renew at the end of their current contract term, which has had, and may continue to have, a negative impact on our subscription-based revenue. A prolonged economic slowdown could exacerbate these negative effects on revenue and revenue growth in both our Communications and Segment business units. Additionally, when customers fail to pay us or reduce their spending with us, we may be adversely affected by an inability to collect amounts due, the costs of enforcing the terms of our contracts, including through litigation, and/or a reduction in revenue. For example, in February 2023, one of our customers, Oi SA, a Brazilian telecom company, initiated reorganization proceedings in a Brazilian bankruptcy court as well as a secondary proceeding under Chapter 15 in the United States and exposed us to risks on collections of pre-petition receivables and ongoing revenue, as detailed in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors Affecting Our Results of Operations.” If the effects of the current macroeconomic environment continue to adversely affect our business and the businesses of our current and prospective customers, our results of operations and financial condition may continue to be harmed, and many of the other risks described in this “Risk Factors” section will be exacerbated.
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
•general economic conditions, including a downturn or recession, heightened inflation and interest rates, and geopolitical uncertainty and instability;
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
•our ability to control costs, including our operating expenses;
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
Our business unit reorganization and changes in our segment reporting structure have required, and will continue to require, significant expenditures, allocation of valuable management resources, and significant demands on our operational and financial infrastructure. This could lead to a number of risks, including: actual or perceived disruption of service or reduction in service standards to our customers; the failure to preserve adequate internal controls as we reorganize our general and administrative functions, including our information technology and financial reporting infrastructure; the failure to preserve partnership, sales and other important relationships and to resolve conflicts that may arise; loss of sales as we eliminate certain sales positions, reorganize our sales teams, and improve and expand our use of self-service capabilities; failure to develop effective cross-selling motions between the businesses; failure of the business units to drive efficiencies and leverage; diversion of management attention from ongoing business activities and core business objectives in order to manage operational changes; and the failure to maintain our corporate culture, employee morale and productivity, and to retain highly skilled employees due to reductions in our workforce and changes in leadership structure. Because of these and other factors, we cannot predict whether we will realize the purpose and anticipated benefits of our business reorganizations and segment reporting changes, and any similar changes in the future, and if we do not, our business, results of operations and financial condition could be adversely affected.
In the first quarter of 2024, we conducted an operational review of Segment and developed a plan that we believe will deliver a more effective Segment business. As we announced in March 2024, we are targeting break-even non-GAAP income from operations for Segment by the second quarter of 2025. There is no guarantee that we will achieve our announced operational and financial targets, and if we do not, it could negatively impact the trust of investors or securities analysts, and our results of operations and stock price could be adversely affected.
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
The markets for our products, including the market for communications in general and cloud communications in particular, are subject to rapid technological change, evolving industry standards, and changing regulations, as well as changing customer needs, requirements and preferences. These are all uncertain and we cannot predict the consequences, effects, or introduction of new, disruptive, emerging technologies or the manner and pace at which our markets develop over time, and our ability to compete in these markets depends on predicting and adapting to these changing circumstances. The success of our business will depend, in part, on our ability to adapt and respond effectively to these changes on a timely basis, and anticipating these factors requires that we allocate significant resources without any guarantee that any such investments and efforts will result in initial or enhanced adoption of our products in the marketplace. For example, with the development of next-generation solutions that utilize new and advanced features, including AI and ML, we expect to commit significant resources to developing new products and enhancements and there is no guarantee that our investments and efforts will result in wider adoption of our products in the marketplace. If new technologies emerge that are able to deliver competitive products and services at lower prices, more efficiently, more conveniently or more securely or if new products are introduced into the market that could render our existing products obsolete, such technologies and products could adversely impact our ability to compete effectively and may lead to customers reducing or terminating their usage of our products. For example, if user authentication practices evolve to reduce or eliminate the use of one-time passwords, our revenue could be adversely affected.
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
Some of our competitors and potential competitors are larger and have greater name recognition, longer operating histories, more established customer relationships, larger budgets, lower operating costs, and significantly greater resources than we do. As a result, our competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards, customer requirements or changing economic conditions. Our competitors may also offer products or services that address one or a limited number of functions at lower prices, with greater depth than our products or in different geographies. Our current and potential competitors may develop and market new products and services with comparable functionality to our products, and this could lead us to decrease prices in order to remain competitive.
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
We have incurred net losses in each year since our inception, including net losses of $96.9 million, $1.0 billion and $1.3 billion in the nine months ended September 30, 2024 and the years ended December 31, 2023 and 2022, respectively. We had an accumulated deficit of $7.1 billion as of September 30, 2024. We will need to generate and sustain increased revenue levels, and manage our operating expenses, in future periods to become profitable and achieve our stated profitability goals and, even if we do, we may not be able to maintain or increase our level of profitability. We expect to continue to expend substantial financial and other resources on, among other things: investments in our engineering team; improvements in security and data protection; the development of new products, features and functionality and enhancements to our platform; sales and marketing; expansion of our operations and infrastructure, both domestically and internationally; and general administration, including legal, accounting and other expenses related to being a public company. Our efforts to grow our business may be more costly than we expect, and we may not be able to increase our revenue enough to offset our associated operating expenses. We may incur significant losses in the future for a number of reasons, including the other risks described herein, and unforeseen expenses, difficulties, complications and delays and other unknown events. If we are unable to achieve and sustain profitability, or if we incur significant losses, the value of our business and common stock may significantly decrease.
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
We currently interconnect with fixed and mobile network service providers around the world to enable our customers to use our products over their networks. Although we are in the process of acquiring authorization in many countries for direct access to phone numbers and for the provision of voice and messaging services on the networks of fixed and mobile network service providers, we expect that we will continue to rely on network service providers for these services. Where we do not have direct access to phone numbers, our reliance on network service providers has reduced our operating flexibility, ability to make timely service changes and control quality of service. In addition, the fees that we are charged by network service providers may change daily or weekly and we can be subject to the imposition of additional fees, penalties, or other administrative or technical requirements, and even service interruption, due to regulatory, competitive, or other industry related changes over which we have little to no control. We typically do not change our customers’ pricing as rapidly and, as a result, such fee increases could adversely affect our business and results of operations.
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
In the nine months ended September 30, 2024 and the years ended December 31, 2023 and 2022, we derived 35%, 34% and 34% of our revenue from customer accounts located outside the United States, respectively. The future success of our business will depend, in part, on our ability to strategically maintain and expand our customer base worldwide. Operating in international markets requires significant resources and management attention and subjects us to regulatory, economic and political risks in addition to those we face in the United States.

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
•fluctuations in inflation and interest rates;
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

Also, due to costs from our international operations and network service provider fees outside of the United States, which generally are higher than domestic rates, our gross margin for messages terminating internationally is typically lower than our gross margin for messages terminating domestically. As a result, our Communications gross margin has been, and may continue to be, adversely impacted by our international operations. Our failure to manage any of these risks successfully could harm our international operations, and adversely affect our business, results of operations and financial condition.
We currently generate significant revenue from our largest customers, and the loss or decline in revenue from any of these customers could harm our business, results of operations and financial condition.
In the nine months ended September 30, 2024 and the years ended December 31, 2023 and 2022, our 10 largest Active Customer Accounts generated an aggregate of 10%, 10% and 12% of our revenue, respectively. If any of these customers, or other large customers, do not continue to use our products, use fewer of our products, or use our products in a more limited capacity, or not at all, our business, results of operations and financial condition could be adversely affected. Additionally, the usage of our products by customers that do not have long-term contracts with us may change between periods. Those with no long-term contract with us may reduce or fully terminate their usage of our products at any time without notice, penalty or termination charges, which may adversely impact our results of operations.
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

From time to time we may also divest or stop investing in certain businesses or products. For example, in the second quarter of 2023, we sold our Internet of Things assets and liabilities, and in the third quarter of 2023, we sold our ValueFirst business. The sale of a business or product has in the past and may in the future require us to restructure operations and/or terminate employees, and could expose us to unanticipated ongoing obligations and liabilities, including as a result of our indemnification obligations. During the pendency of a divestiture, we may be subject to risks related to a decline in the business, loss of employees, customers, or suppliers, and that the transaction may not close, which could have an adverse effect on the business to be divested and on us. Additionally, we expect that the wind-down of the software component of our Zipwhip business in 2024 will negatively impact our revenue growth rates in the fourth quarter of 2024. Divestitures or winding down businesses or products could disrupt our customer, supplier and/or employee relationships and divert the time and attention of our management and employees. Additionally, we may experience harm to our financial results, including loss of revenue, and we may not realize the expected benefits and cost savings of these actions and our operating results may be adversely impacted.
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
We and our customers are subject to numerous domestic (for example, the California Consumer Privacy Act (“CCPA”)) and foreign (for example, the General Data Protection Regulation (“GDPR”) in the European Union (“EU”)) privacy, data protection and data security laws and regulations that restrict the collection, use, disclosure and processing of personal information, including financial and health data. These laws and regulations are expanding globally, evolving, and being tested in courts, may result in increasing regulatory and public scrutiny of our practices relating to personal information and may increase our exposure to regulatory enforcement action, sanctions and litigation. The breadth and depth of changes in data protection obligations has required significant time and resources, including a review of our technology and systems currently in use against the requirements of GDPR.

The CCPA (as amended by the California Privacy Rights Act of 2020) imposes obligations on businesses to which it applies. These obligations include, but are not limited to, providing specific disclosures in privacy notices and affording California residents (both consumers and employees) certain rights related to their personal information. The CCPA allows for statutory fines for noncompliance. Similar laws have been enacted in 18 other states with 7 laws currently in effect and the remainder becoming effective later in 2024, 2025 and 2026. Numerous other states, and the U.S. federal government, also have proposed general privacy legislation recently. Additionally, other states have proposed, and in certain cases enacted, other laws and regulations addressing privacy and data security, such as Washington’s My Health, My Data Act, which includes a private right of action. If we become subject to new privacy, data protection and data security laws, the risk of enforcement action against us could increase because we may become subject to additional obligations, and the number of individuals or entities that can initiate actions against us may increase, including individuals, via a private right of action, and state actors.
Outside the United States, an increasing number of laws, regulations, and industry standards apply to privacy, data protection and data security. For example, the GDPR, the United Kingdom’s General Data Protection Regulation and Data Protection Act 2018 (“UK GDPR”) and the new Swiss Federal Act on Data Protection, impose strict requirements for processing the personal information of individuals protected by the legislation, whether their data is processed within or outside the European Economic Area (“EEA”), the United Kingdom (“UK”) and Switzerland, respectively (such jurisdictions, collectively, “Europe”). For example, the GDPR imposes significant requirements regarding the processing of individuals’ personal information, including in relation to transparency, lawfulness of processing, individuals’ privacy rights, compliant contracting, data minimization, data breach notification, data re-usage, data retention, security of processing and international data transfers. Under the GDPR and UK GDPR, government regulators may impose temporary or definitive bans on data processing or data transfers, require a company to delete data, as well as impose significant fines, potentially ranging up to 20 million Euros under the GDPR, 17.5 million GBP under the UK GDPR, or 4% of a company’s worldwide revenue, whichever is higher. Further, individuals may initiate compensation claims or litigation related to our processing of their personal information. Other privacy laws in Europe impose strict requirements around marketing communications and the deployment of cookies on users’ devices. As another example, Brazil’s General Data Protection Law (Lei Geral de Proteção de Dados Pessoais, or “LGPD”) (Law No. 13,709/2018) may apply to our operations. The LGPD broadly regulates processing of personal information of individuals in Brazil and imposes compliance obligations and penalties comparable to those of the GDPR. Additionally, we expect an increase in the regulation of the use of AI and ML in products and services. For example, in Europe, the Artificial Intelligence Act (“AI Act”), once in force, will impose onerous obligations related to the development, placing on the market and use of AI-related systems. We may have to change our business practices to comply with obligations under these or other new and evolving regimes.
Further, the interpretation and application of new domestic and foreign laws and regulations in many cases is uncertain, and our legal and regulatory obligations in such jurisdictions are subject to frequent and unexpected changes, including the potential for various regulatory or other governmental bodies to enact new or additional laws or regulations, to issue rulings that invalidate prior laws or regulations, or to increase penalties significantly. For example, the EU’s Digital Services Act, Digital Markets Act and Data Act entered into force in 2024.
Similarly, with our registration as an interconnected VoIP provider for certain products with the Federal Communications Commission (“FCC”), we also must comply with privacy laws associated with customer proprietary network information rules in the United States. If we fail or are perceived to have failed to maintain compliance with these requirements, we could be subject to regulatory audits or inquiries, civil and criminal penalties, fines and breach of contract claims, as well as reputational damage, which could impact the willingness of customers to do business with us.
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
For example, we outsource a substantial majority of our cloud infrastructure to Amazon Web Services (“AWS”), which hosts our products and platform. Our customers need to be able to reliably access our platform, without material interruption or degradation of performance. AWS runs its own platform that we access, and we are, therefore, vulnerable to service interruptions at AWS. We have experienced, and expect that we may experience interruptions, delays and outages in service and availability in the future due to a variety of factors, including infrastructure changes, human or software errors, website hosting disruptions and capacity constraints. Capacity constraints could be caused by a number of potential causes, including technical failures, natural disasters, public health epidemics or pandemics, fraud or security attacks. In addition, if our security, or that of AWS, is compromised, if our products, platform or customer data become unavailable, or if our users are unable to use our products within a reasonable amount of time or at all, any one of which may be due to circumstances beyond our control, then our business, results of operations and financial condition could be adversely affected. In some instances, we may encounter difficulties or otherwise not be able to identify the cause or causes of these performance problems within a period of time acceptable to our customers. It may become increasingly difficult to maintain and improve our platform performance and to troubleshoot performance issues, especially during peak usage times, as our products become more complex and the usage of our products increases. To the extent that we do not effectively address capacity constraints, either through AWS or alternative providers of cloud infrastructure, or through other factors that may result in interruptions, delays and outages in service and availability of our products and/or services, our business, results of operations and financial condition may be adversely affected. In addition, if Amazon.com, Inc. (“Amazon”) requires that we comply with unfavorable terms in order to continue our use of AWS or if Amazon implements any changes in its service levels for AWS, the changes may adversely affect our ability to meet our customers’ requirements, result in negative publicity which could harm our reputation and brand and may adversely affect the usage of our platform.
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
We continue to incorporate additional AI solutions and features into our platform and our business, and these solutions and features may become more important to our operations or to our future growth over time. We expect to rely on AI solutions and features to help drive future growth in our business, but there can be no assurance that we will realize the desired or anticipated benefits from AI. Our investments in AI solutions and features have and may continue to negatively impact our cost of revenue and gross margins until we are able to increase revenue enough to offset these investments. We may also fail to properly implement or market our AI solutions and features. Our competitors or other third parties may incorporate AI into their products, offerings, and solutions more quickly or more successfully than us, which could impair our ability to compete effectively and adversely affect our results of operations. Our ability to effectively implement and market our AI solutions and features will depend, in part, on our ability to attract and retain employees with AI expertise, and we expect significant competition for professionals with the skills and technical knowledge that we will require. Additionally, our offerings based on AI may expose us to additional claims, demands and proceedings by private parties and regulatory authorities and subject us to legal liability as well as brand and reputational harm. For example, our business, financial condition and results of operations may be adversely affected if content or recommendations that AI solutions or features assist in producing are or are alleged to be deficient, inaccurate, or biased, or if such content, recommendations, solutions, or features or their development or deployment (including the collection, use, or other processing of data used to train or create such AI solutions or features) are found to have or alleged to have infringed upon or misappropriated third-party intellectual property rights or violated applicable laws, regulations, or other actual or asserted legal or contractual obligations to which we are or may become subject. The legal, regulatory, and policy environments around AI are evolving rapidly, and we may become subject to new and evolving legal and other obligations. These and other developments may require us to make significant changes to our use of AI, including by limiting or restricting our use of AI, and which may require us to make significant changes to our policies and practices, which may necessitate expenditure of significant time, expense, and other resources. AI also presents emerging ethical issues, and if our use of AI becomes controversial, we may experience brand or reputational harm.
Risks Related to Legal and Regulatory Matters
Certain of our products are subject to telecommunications-related regulations, and future legislative or regulatory actions could adversely affect our business, results of operations and financial condition.
As a provider of communications products, we are subject to existing or potential FCC and state regulations relating to privacy, telecommunications, consumer protection and other requirements. In addition, the extension of telecommunications regulations to our non-interconnected VoIP services could result in additional federal and state regulatory obligations and taxes. We are also in discussions with certain jurisdictions regarding potential sales and other taxes for prior periods that we may owe. In the event any of these jurisdictions disagree with management’s assumptions and analysis, the assessment of our tax exposure could differ materially from management's current estimates, which may increase our costs of doing business and negatively affect the prices our customers pay for our services. If we do not comply with FCC rules and regulations, we could be subject to FCC enforcement actions, fines, loss of licenses and possibly restrictions on our ability to operate or offer certain of our products. For example, on January 25, 2023, we received a “cease-and-desist” letter from the FCC related to reported fraudulent traffic on our messaging platform. We subsequently removed the identified traffic. In response to written questions from the FCC, we sent a follow-up letter to the agency on February 10, 2023 detailing our fraud mitigation practices and various planned improvements to reduce future risks. There has been no further communication from the agency on this matter. Any enforcement action by the FCC, which may be a public process, would hurt our reputation in the industry, could erode customer trust, possibly impair our ability to sell our VoIP, other telecommunications products and/or other services to customers and could adversely affect our business, results of operations and financial condition.
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
•the Pallone-Thune Telephone Robocall Abuse Criminal Enforcement and Deterrence Act (“TRACED”);
•requirements to safeguard the privacy of certain customer information;
•payment of annual FCC regulatory fees and contributions to FCC-administered funds based on our interstate and international revenues; and
•rules pertaining to access to our services by people with disabilities and contributions to the Telecommunications Relay Services fund.
In addition, Congress and the FCC are attempting to mitigate the prevalence of robocalls by requiring participation in a technical standard called Signature-based Handling of Asserted Information Using toKENs (“SHAKEN”) and Secure Telephone Identity Revisited (“STIR”) (together, “SHAKEN/STIR”), which allows voice carriers to authenticate caller ID, prohibiting malicious spoofing. The FCC has implemented orders and has open proceedings relating to robocalls and robotexts. While we do not currently expect the FCC to require more than the robocall and robotexting measures that we have started to implement, if the FCC were to implement new regulations or requirements that limited the types of customers allowed to use our platform or overly burdensome requirements for our customers, those actions could limit the customers that we are able to serve.

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
Our international operations are subject to country-specific governmental regulation and related actions that have increased and will continue to increase our compliance costs or impact our products and platform or prevent us from offering or providing our products in certain countries. Moreover, the regulation of CPaaS companies like us is continuing to evolve internationally and many existing regulations may not fully contemplate the CPaaS business model or how they fit into the communications regulatory framework. As a result, interpretation and enforcement of regulations often involve significant uncertainties. In many countries, including those in the European Union, a number of our products or services are subject to licensing and communications regulatory requirements which increases the level of scrutiny and enforcement by regulators. Future legislative, regulatory or judicial actions impacting CPaaS services could also increase the cost and complexity of compliance and expose us to liability. For example, in some countries, some or all of the services we offer are not considered regulated telecommunications services, while in other countries they are subject to telecommunications regulations, including but not limited to payment into universal service funds, licensing fees, provision of emergency services, provision of information to support emergency services and number portability as well as requirements to combat scams and fraud. Failure to comply with these regulations could result in our Company being issued remedial directions to undertake independent audits and implement effective systems, processes and practices to ensure compliance, significant fines or being prohibited from providing telecommunications services in a jurisdiction.
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
In addition, in order to obtain allocations of, assign and retain Numbering Resources in the EU or certain other regions, we are often required to be licensed by local telecommunications regulatory authorities, some of which have been increasingly monitoring and regulating the categories of Numbering Resources that are eligible for provisioning to our customers, including restricting the use of types of numbers for particular use cases. We have obtained licenses and are in the process of obtaining licenses in various countries in which we do business, but in some countries, the regulatory regime around provisioning of Numbering Resources is unclear, subject to change over time, and sometimes may conflict from jurisdiction to jurisdiction. Furthermore, these regulations and governments’ approach to their enforcement, as well as our products and services, are still evolving and we may be unable to maintain compliance with applicable regulations, or enforce compliance by our customers, on a timely basis or without significant cost. Also, compliance with these types of regulation may require changes in products or business practices that result in reduced revenue. Due to our or our customers’ assignment and/or use of Numbering Resources in certain countries in a manner that may violate applicable rules and regulations, we have been subjected to government inquiries and audits, and may in the future be subject to significant penalties or further governmental action, and in extreme cases, may be precluded from doing business in that particular country. We have also been forced to reclaim Numbering Resources from our customers as a result of certain events of non-compliance. These reclamations result in loss of customers, loss of revenue, reputational harm, erosion of customer trust, and may also result in breach of contract claims, all of which could have an adverse effect on our business, results of operations and financial condition.
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
Our customers’ and other users’ violation of our policies or other misuse of our platform to transmit unwanted, offensive or illegal messages, spam, phishing scams, and website links to harmful applications or for other fraudulent or illegal activity could damage our reputation, and we may face a risk of litigation and liability for illegal activities on our platform and unauthorized, inaccurate, or fraudulent information distributed via our platform.
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
Moreover, certain customers may use our platform to transmit unwanted, offensive or illegal messages, calls, spam, phishing scams, and website links to harmful applications, reproduce and distribute copyrighted material or the trademarks of others without permission, and report inaccurate or fraudulent data or information. These issues also arise with respect to a portion of those users who use our platform on a free trial basis or upon initial use. These actions are in violation of our policies, in particular, our Acceptable Use Policy. For example, on January 25, 2023, we received a cease-and-desist letter from the FCC alleging that we were transmitting illegal robocall traffic that originated from an independent software vendor customer and their end user customer. In response, we suspended the customers’ accounts and sent the FCC a follow-up letter on February 10, 2023 detailing our fraud mitigation practices and various planned improvements to reduce future risks. There has been no further communication from the agency on this matter. Failure to respond appropriately to the FCC’s allegations could allow domestic carriers to begin blocking all voice traffic transmitting from our network. However, our efforts to defeat spamming attacks, illegal robocalls and other fraudulent activity will not prevent all such attacks and activity. Such use of our platform could damage our reputation and we could face claims for damages, regulatory enforcement, copyright or trademark infringement, defamation, negligence, or fraud. Furthermore, enacting more stringent controls on our customers’ use of our platform to combat such violations of our Acceptable Use Policy could increase friction for our legitimate customers and decrease their use of our platform.
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
The current legislative and regulatory landscape regarding the regulation of the Internet is subject to uncertainty. For example, in January 2018, the FCC released an order that repealed the “open Internet rules,” often known as “net neutrality,” which could affect the services used by us and our customers. In response to this decision California and a number of states implemented their own net neutrality rules which mirrored parts of the repealed federal regulations. In April 2024, the FCC voted to reinstate substantially all of the net neutrality rules that had been in place prior to the 2018 repeal. Those rules have temporarily been blocked and remain under review by a federal appeals court. In addition, the results of the 2024 presidential election may influence whether the FCC maintains, modifies or, again, repeals these net neutrality rules. If the net neutrality rules are repealed, we cannot predict whether internet service providers may increase fees, limit our users’ ability to access our platform or may make our platform a less attractive alternative compared to our competitors’ applications. In a related regulatory context, while the EU requires equal access to internet content, under its Digital Single Market initiative the EU may impose additional requirements that could increase our costs. If new FCC, EU, or other rules directly or inadvertently impose costs on online providers like our business, our expenses may rise. Were any of these outcomes to occur, our ability to retain existing users or attract new users may be impaired, our costs may increase, and our business may be significantly harmed.
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
We are also subject to U.S. and foreign anti-corruption and anti-bribery laws, including the FCPA, the UK Bribery Act 2010, and other anti-corruption laws and regulations in the countries in which we conduct activities. Anti-corruption laws are interpreted broadly and generally prohibit companies, their employees, agents, representatives, business partners, and third-party intermediaries from directly or indirectly authorizing, offering, or providing, improper payments or things of value to recipients in the public or private sector, and also require that we maintain accurate books and records and adequate internal controls and compliance procedures designed to prevent violations. We sometimes leverage third parties to sell our products and conduct our business abroad. We, our employees, agents, representatives, business partners and third-party intermediaries may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities and we may be held liable for the corrupt or other illegal activities of these employees, agents, representatives, business partners or third-party intermediaries even if we do not explicitly authorize such activities. It is possible that our employees, agents, representatives, business partners or third-party intermediaries could fail to comply with our policies and applicable laws and regulations, for which we may ultimately be held responsible. Any allegations or violation of the FCPA or other applicable anti-bribery and anti-corruption laws and anti-money laundering laws could result in whistleblower complaints, sanctions, settlements, prosecution, enforcement actions, significant fines and penalties, damages, adverse media coverage, investigations, loss of export privileges, severe criminal or civil sanctions, or suspension or debarment from government contracts, all of which may have an adverse effect on our reputation, business, results of operations, and prospects. Responding to any investigation or action would likely result in a materially significant diversion of management’s attention and resources, significant defense costs and other professional fees.
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
As of September 30, 2024, we had $1.0 billion of indebtedness outstanding (excluding intercompany indebtedness). Our indebtedness may:
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
We review our intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. As of September 30, 2024, we carried a net $5.5 billion of goodwill and intangible assets. An adverse change in market conditions or significant changes in accounting conclusions, particularly if such changes have the effect of changing one of our critical assumptions or estimates, could result in a change to the estimation of fair value that could result in an impairment charge to our goodwill or intangible assets. For example, during the year ended December 31, 2023, we recorded an impairment of intangible assets related to Segment totaling approximately $285.7 million, as described in additional detail in Note 6 to our consolidated financial statements included in our Annual Report on Form 10-K filed with the SEC on February 27, 2024. Any such charges may adversely affect our results of operations.
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
Historically, we have not billed or collected taxes in certain jurisdictions and, in accordance with GAAP, we have recorded a provision for our tax exposure in these jurisdictions when it is both probable that a liability has been incurred and the amount of the exposure can be reasonably estimated. We reserved $18.5 million and $19.7 million for domestic jurisdictions and jurisdictions outside of the United States, respectively, on our September 30, 2024 balance sheet for these tax payments. These estimates include several key assumptions, including, but not limited to, the taxability of our products, the jurisdictions in which we believe we have nexus or a permanent establishment, and the sourcing of revenues to those jurisdictions. In the event these jurisdictions challenge our assumptions and analysis, our actual exposure could differ materially from our current estimates and reserves. If the actual payments we make to any jurisdiction exceed the accrual in our balance sheet, our results of operations would be harmed. In addition, some customers may question the incremental tax charges and seek to negotiate lower pricing from us, which could adversely affect our business, results of operations and financial condition.
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
We are subject to income taxes in both the United States and numerous international jurisdictions. Significant judgment is required in determining our worldwide provision for income taxes. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. Our effective tax rates may fluctuate significantly on a quarterly basis because of a variety of factors, including changes in the mix of earnings and losses in countries with differing statutory tax rates, changes in our business or structure, changes in tax laws that could adversely impact our income or non-income taxes or the expiration of or disputes about certain tax agreements in a particular country. We are subject to audit by various tax authorities. In accordance with GAAP, we recognize income tax benefits, net of required valuation allowances and accrual for uncertain tax positions. Although we believe our tax estimates are reasonable, the final determination of tax audits and any related litigation could be materially different than that which is reflected in historical income tax provisions and accruals. Should additional taxes be assessed as a result of an audit or litigation, an adverse effect on our results of operations, financial condition and cash flows in the period or periods for which that determination is made could result.
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
•any significant change in our management, including changes in the pace of hiring; and
•general political, social, economic and market conditions, in both domestic and foreign markets, including the effects of the war in Ukraine and conflict in the Middle East on the global economy, changes in the labor market, supply chain disruptions, heightened inflation or interest rates, instability and volatility in the banking and financial services sector, and slow or negative growth of our markets.
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
In February 2023, our board of directors authorized the repurchase of up to $1.0 billion of our common stock from time to time through a share repurchase program. In March 2024, our board of directors authorized an additional $2.0 billion share repurchase program. Through September 30, 2024, we have repurchased $2.6 billion of our common stock on the open market under this program, such that up to $412.0 million remained available for repurchase as of September 30, 2024. Under our share repurchase programs, we may make repurchases of stock through a variety of methods, including open share market purchases, privately negotiated purchases, entering into one or more confirmations or other contractual arrangements with a financial institution counterparty to effectuate one or more accelerated stock repurchase contracts, forward purchase contracts or similar derivative instruments, Dutch auction tender offers, or through a combination of any of the foregoing, in accordance with applicable federal securities laws. Our share repurchase programs terminate at 11:59 pm Pacific Time on December 31, 2024, do not obligate us to repurchase any specific number of shares, and may be suspended at any time at our discretion and without prior notice. The timing and amount of any repurchases, if any, will be subject to liquidity, stock price, market and economic conditions, compliance with applicable legal requirements such as Delaware surplus and solvency tests and other relevant factors. Any failure to repurchase stock after we have announced our intention to do so may negatively impact our reputation and investor confidence in us and may negatively impact our stock price.
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
During the three months ended September 30, 2024, we issued 22,102 shares of our common stock to an independent donor advised fund to further our Twilio.org philanthropic goals. The shares were “restricted securities” for purposes of Rule 144 under the Securities Act, and had an aggregate fair market value on the date of donation of $1.3 million. The foregoing transaction did not involve any underwriters, any underwriting discounts or commissions, or any public offering. We believe the offer, sale and issuance of the above shares were exempt from registration under the Securities Act by virtue of Section 4(a)(2) of the Securities Act because the issuance of the shares did not involve a public offering.
Issuer Purchases of Equity Securities
The following table summarizes the share repurchase activity for the three months ended September 30, 2024:

	Total Number of Shares Purchased(1)	Average Price Paid Per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
	(In thousands)		(In thousands)	(In millions)
July 1 - 31, 2024	4,892	$57.97	4,892	$762
August 1 - 31, 2024	3,085	$60.48	3,085	$575
September 1 - 30, 2024	2,666	$64.11	2,666	$412
	10,643		10,643
_____________________________
(1) In February 2023, our board of directors authorized a share repurchase program to repurchase up to $1.0 billion in aggregate value of our Class A common stock. In March 2024, our board of directors authorized an additional $2.0 billion share repurchase program. Repurchases under these programs can be made through open market transactions, privately negotiated transactions and other means in compliance with applicable federal securities laws, including through Rule 10b5-1 plans. We have discretion in determining the conditions under which shares may be repurchased from time to time. The programs expire on December 31, 2024. Refer to Note 13 — Stockholders' Equity in Part I, Item 1, of this Quarterly Report on Form 10-Q for additional information related to share repurchases.

(2) Average price paid per share includes costs associated with the repurchases.
Item 5. Other Information

Securities Trading Plans of Directors and Executive Officers
During the three months ended September 30, 2024, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (each as defined in Item 408 of Regulation S-K).

Item 6.     Exhibits
The documents listed in the Exhibit Index of this Quarterly Report on Form 10-Q are incorporated by reference or are filed with this Quarterly Report on Form 10-Q, in each case as indicated therein.

EXHIBIT INDEX
Exhibit Number		Incorporated by Reference
	Description	Form	File No.	Exhibit	Filing Date

10.1*	Amended Chief Executive Officer Severance Plan	8-K	001-37806	10.1	October 4, 2024

10.2*	Amended Senior Executive Severance Plan	8-K	001-37806	10.2	October 4, 2024

31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				Filed herewith

31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				Filed herewith

32.1**	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				Furnished herewith

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document				Filed herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document				Filed herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				Filed herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document				Filed herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				Filed herewith

104	Cover Page with Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)
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

TWILIO INC.

October 31, 2024	/s/ KHOZEMA Z. SHIPCHANDLER
Khozema Z. Shipchandler Director and Chief Executive Officer (Principal Executive Officer)

October 31, 2024	/s/ AIDAN VIGGIANO
Aidan Viggiano Chief Financial Officer (Principal Accounting and Financial Officer)