Form 10-K
period 2024-12-31
TWILIO INC
filed 2025-02-26
CIK 1447669

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________
FORM 10-K
_____________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934
For the fiscal year ended December 31, 2024

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
The aggregate market value of stock held by non-affiliates as of June 30, 2024 (the last business day of the registrant's most recently completed second quarter) was $9.1 billion based upon $56.81 per share, the closing price of the registrant’s Class A common stock on that date on the New York Stock Exchange. Determination of stock ownership by non-affiliates was made solely for the purpose of responding to this requirement and the registrant is not bound by this determination for any other purpose.

    As of February 14, 2025, 152,633,605 shares of the registrant’s Class A common stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive Proxy Statement for the 2025 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant's fiscal year ended December 31, 2024.

TWILIO INC.
Annual Report on Form 10-K
For the Year Ended December 31, 2024

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
•the realignment of our business unit structure, including its expected costs and benefits and the related accounting determinations;
•our ability to execute on our vision for our platform, including delivering new product releases and enhancements, reducing friction across our platform and streamlining cross-channel orchestration;
•our ability to successfully deliver an interoperable platform that allows businesses to harness the power of customer data and consumer insights to improve customer engagement;
•our ability to leverage artificial intelligence and machine learning, including to develop products and features for our customers and internal applications for our own operational efficiency;
•our ability to drive revenue growth, improve profitability and increase our market share, including by forming and expanding partnerships with independent software vendors and other partners, improving our self-service capabilities, cross-selling our products and expanding internationally;
•our ability to simplify and modernize our business processes and improve our overall operating efficiency;
•our ability to compete effectively in an intensely competitive market, including our ability to set optimal prices for our products and adapt and respond effectively to rising costs, competing offerings, rapidly changing technology and technology trends, and evolving customer needs and preferences;
•our anticipated investments in sales and marketing, research and development and additional systems and processes to support our growth;
•our ability to maintain reliable service levels for our customers;
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

•the impact of global economic and political conditions and uncertainties on our business, customers and partners;
•the sufficiency of our cash and cash equivalents to meet our liquidity needs;
•our expectations regarding share repurchases;
•our ability to successfully defend litigation brought against us;
•the anticipated results of our foreign currency hedging activities;
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

PART I
Item 1. Business
Overview

We envision a world in which every digital interaction between businesses and their customers is amazing. By combining our leading communications capabilities, plus rich contextual data, plus generative and predictive artificial intelligence (“AI”), we enable businesses of all sizes to revolutionize how they engage with their customers by delivering seamless, trusted, and personalized customer experiences at scale. We offer communications application programming interfaces (“APIs”) that enable developers to embed numerous forms of messaging, voice, email, and video interactions into their customer-facing applications, as well as software products that target specific engagement needs, including our customer data platform, digital engagement centers, marketing campaigns, and user authentication and identity solutions. This combination of flexible APIs and software solutions helps businesses of all sizes and across numerous industries to benefit from smarter and more streamlined engagement at every step of the customer journey, including reduced customer acquisition costs, lasting loyalty, and increased customer value. Our platform, which combines our highly customizable communications APIs with customer data management capabilities and AI-powered predictions and recommendations, allows businesses to break down data silos and build a comprehensive single source for their customer data that is organized into unique profiles that are easily accessible by all their business teams. Empowered with this information and the insights it enables, businesses using our platform can provide robust, personalized, and effective communications to their customers at every stage of their customer relationships at scale. The value proposition of our offerings has become stronger and our products have become more strategic to our customers as businesses are increasingly prioritizing building more personalized and differentiated customer engagement experiences through digital channels.

On January 1, 2025, we realigned our business unit structure into a functional support model under one organization. We believe that operating as one organization best positions us as we seek to deliver one trusted, smart and integrated platform that enables more personalized communications and engagements for customers. Despite realigning our organizational structure, we continue to have two reportable segments. Our Communications reportable segment consists of a variety of APIs and software solutions to optimize communications between our customers and their end users. Our key offerings in our Communications reportable segment include Messaging, Voice, Email (which includes Marketing Campaigns), Flex, and User Authentication and Identity. Our Segment reportable segment consists of software products that enable businesses to leverage their contextual data to create unique customer profiles and achieve more effective customer engagement. Our key offering in our Segment reportable segment is our Segment product.

We have experienced substantial growth in our business since inception, and as of December 31, 2024, we had over 325,000 Active Customer Accounts representing organizations from small and medium-sized businesses to large enterprises across a broad range of industries. Our growth has predominantly been organic as a result of new customer acquisition, as well as customers increasing their usage of our products, extending their usage of our products to new applications, or adopting new products that we offer. We have also fueled our growth through strategic acquisitions and integrations of businesses that complemented our pre-existing products and allowed us to expand our platform and to add new customer accounts.

Our Platform

We aim to deliver the leading customer engagement platform that intelligently orchestrates customer engagement across the entire customer life cycle by combining our communications capabilities with rich contextual data and AI. Our trusted, simple, and smart platform provides developers with tools to build, scale, and deploy real-time communications within software applications, while simultaneously offering technology that allows businesses to harness the power of contextual data to develop more informed insights about their customers. The data that our platform securely collects, supported by our AI-powered predictions and recommendations, can inform interactions across the customer journey to achieve more personalized, timely, and impactful customer engagement. This in turn empowers businesses to build more productive and personalized one-to-one relationships, at scale, through both easy-to-use APIs and extensible software products. Trust in our platform is a top priority as we continue to innovate, and we prioritize trust through investments in system availability and security.

We offer highly customizable APIs and products to build rich contextual communications within applications, allowing developers to build orchestrated engagements with customers worldwide. We also offer solutions for user authentication and identity, and advanced compliance and regulatory management software to support success within a changing ecosystem of regulations. Additionally, our customer data platform enables businesses to collect, contextualize, and leverage first-party and real-time customer data to create highly personalized experiences and campaigns across multiple channels. It also allows businesses to break down data silos across their organizations and to leverage a single unified source of customer data for their various business teams. Our products can be used individually or in combination to enable more personalized, timely, and impactful communications and engagements across the customer journey.
Our platform is connected to our Super Network (“Super Network”), a software layer that enables our customers’ applications to communicate with devices globally. The Super Network interconnects communications networks and inbox services providers around the world and continually analyzes billions of data points to optimize the quality and cost of communications that flow through our platform. The Super Network also contains a set of APIs that gives our customers access to additional foundational components offered through our platform, such as phone numbers and session initiation protocol trunking.
Our key products include:
•Messaging. Twilio Programmable Messaging and Conversations (“Messaging”) are APIs to send and receive SMS, MMS, RCS, and over-the-top (e.g., WhatsApp and Facebook Messenger) messages globally over a variety of sender types. Messaging uses intelligent sending features to ensure messages reliably reach end users wherever they are. Our customers use these APIs to address numerous use cases, including account notifications, marketing, mass alerts, and order confirmations, as well as multi-party and conversational use cases, such as conversational marketing, sales support, and customer care.
•Voice. Twilio Programmable Voice (“Voice”) is an API that allows developers to build solutions to make, manage, and receive phone calls globally through a browser, application, phone, or other methods. Our voice software, which works over both the traditional public switched telephone network and over Internet Protocol (“VoIP”), allows developers to incorporate advanced voice functionality such as integrations with AI-based virtual agents, text-to-speech, global conferencing, emergency calling, call recording, and media streams, as well as address use cases such as contact centers, interactive voice response systems, call tracking, analytics solutions and anonymized communications.
•Email. Twilio SendGrid Email (“Email”) is an API and no-code user interface that solves email delivery challenges at scale. Built on our proprietary mail transfer agent, Email enables customers to build customized solutions and optimize for inbox placement. Our Email API allows businesses to integrate with multiple leading development frameworks and client libraries in multiple languages as well as customize content. It also provides sender authentication, security, mailbox compliance, and delivery dashboards. Our Marketing Campaigns product, which features a no-code user interface and is built on top of our Email infrastructure, enables email campaign sending at scale. Marketing Campaigns includes email design and templates, list management, dynamic content and email testing. Businesses use our Email products for both marketing messages and transactional emails, including promotional offers, newsletters, shipping notifications, password resets, and sign-up confirmations.
•Flex. Twilio Flex (“Flex”) is a digital engagement center for the entire customer journey—a sales tool for pre-purchase conversations, a cloud-based contact center, and an in-app digital concierge. Flex is built for the new world of tailored customer experiences and omnichannel communications, allowing businesses to deploy a broad array of personalized, data-driven customer engagement channels while providing the tools to easily create, change or extend any part of their custom solutions. With Flex, businesses can rapidly deploy a tailored cloud-based engagement center that addresses their specific needs.
•User Authentication and Identity. Our User Authentication and Identity solutions enable registering, onboarding, and recognizing customers. Twilio Verify (“Verify”) is a managed solution for multi-channel user verification, which effectively adds security at the point of new user activation and onwards, providing a low-friction and secure login experience. Using Verify for two-factor authentication, businesses can add an extra layer of security to their applications with passwords sent to users via SMS, voice, email, or push notifications, as well as passkeys. Verify includes Fraud Guard, which is aimed at automatically blocking fraudulent messages resulting from artificially inflated traffic or SMS pumping. Additionally, Twilio Lookup API provides real-time mobile-based identity intelligence that can reduce fraud risks and improve message delivery.

•Segment. Twilio Segment is a leading customer data platform that provides businesses with the tools to harness the power of contextual data by unifying real-time information collected throughout each customer’s journey into a unique profile. Segment helps businesses create precise audiences, continuous experiences, and contextual personalization with a unified view of the customer, seamless journey orchestration, and easy-to-use AI based on data that can be trusted to save time and achieve results. The components of our customer data platform include:
•Connections for integrating web and mobile app data with a single API, easily transforming and loading customer data into cloud data warehouses, activating data from the warehouse with Reverse ETL (Extract, Transform, Load), and customizing data pipelines. Segment Connections supports over 700 data sources and destinations out of the box.
•Protocols to protect the integrity of data and user privacy and help businesses comply with various privacy laws, including the General Data Protection Regulation, the California Consumer Privacy Act, and the Health Insurance Portability and Accountability Act.
•Unify for combining customer data from across every channel into trusted customer profiles, and syncing those profiles to the cloud data warehouse for enrichment and machine learning (“ML”) modeling.
•Engage to deepen customer relationships by personalizing customer interactions on every channel, build dynamic audiences from complete, real-time, profiles and orchestrate cross-channel customer journeys.
•AI capabilities to provide 1:1 interactions at scale, including the utilization of generative AI to create targeted audiences and launch personalized customer journeys using simple text prompts, and predictive AI to predict customer behavior, build targeted audiences and deliver more personalized campaigns.

We generate revenue from our platform through a combination of usage-based and subscription-based fees. Revenue generated from Messaging, Voice, and User Authentication and Identity is primarily recognized on a usage basis. Revenue generated from Email (which includes Marketing Campaigns), Flex, and Segment is primarily recognized on a subscription basis. We experience seasonal trends due to increased consumer activity in the fourth quarter.
Our Strategy

Our strategy is rooted in simplifying our offerings to deliver a trusted, intuitive customer and end-consumer experience. By enhancing the capabilities we already have and building new ones, we plan to offer our customers a more powerful, cohesive platform that continues to set us apart in the market. Our goal is to offer one trusted, simple, and smart platform that enables more personalized, timely, and impactful communications and engagements across the customer journey. We are combining our leading communications capabilities, plus rich contextual data, plus the power of AI. This powerful combination positions us to unlock smarter and more personalized interactions for businesses. We are concentrating on the highest-impact product areas for our future, and we intend to pursue the following strategies:

•One Trusted, Simple, and Smart Platform. We are harnessing Twilio’s foundational strengths in communication channel offerings, global scale, developer loyalty, and contextual data assets to deliver a more holistic, trusted, simple, and smart platform. Our investments in innovation now include vertical products along with the components and characteristics of a horizontal platform, including cross-channel orchestration capabilities. Our aim for our platform innovation is to help customers reduce friction and streamline how customers add communication channels, enabling more personalized interactions and deeper engagement with their end customers.

•Winning in Customer Data. We are focused on Segment’s interoperability across the data ecosystem to support growth in our Segment business. We also continue to innovate with predictive and generative AI to help customers increase the value and impact of Segment in customer engagement. We believe we can improve engagement using insights from communications data and consumer insights to offer more proactive and personalized experiences, resulting in more effective marketing, sales, and customer support.

•Leveraging AI. We believe AI and ML have the potential to increase the value and reach of our platform capabilities, and make every customer interaction more personalized and intelligent. We are continuing to invest in AI-enabled products and features for our customers, as well as internal applications to automate processes and help our business run more efficiently.

•Efficient Go-to-Market Execution. We are focused on improving profitability and growing our market share. To achieve this, we are focused on bolstering our independent software vendor (“ISV”) and other partner relationships, improving our self-service capabilities, cross-selling our products, and expanding internationally.

•Driving Operating Leverage Across our Business. We are implementing several organizational initiatives targeted at simplifying, modernizing and improving the efficiency of our business processes, introducing automation and AI into our internal operations, enhancing our fiscal discipline on all levels, and enacting workforce planning initiatives.
Competition

The markets for our products are rapidly evolving and are increasingly competitive. Our competitors are primarily (i) communications platform-as-a-service (“CPaaS”) companies that offer communications products and applications, (ii) other software companies that compete with portions of our communications product line, (iii) regional network service providers that offer limited developer functionality on top of their own physical infrastructure, (iv) customer relationship management and customer experience vendors and (v) standalone customer data platform vendors.

The principal competitive factors in these markets include completeness of offering, credibility with customers, ability to differentiate our products against competing offerings, global reach, ease of integration and programmability, product features, platform scalability, reliability, deliverability, security and performance, brand awareness and reputation, the strength of sales and marketing efforts, customer support, and the cost of deploying and using products.
We believe that we compete favorably on the basis of the factors listed above and that none of our competitors currently compete directly with us across all of our product offerings. With the introduction of new products and services and new market entrants, we expect competition to intensify in the future.
Research and Development
Our research and development efforts are focused on building one holistic trusted, simple, and smart customer engagement platform while enhancing our existing products and developing new products and features.
Our research and development organization is predominantly built around small development teams. Our small development teams foster greater agility, which enables us to develop new, innovative products and make rapid changes to our infrastructure that increase resiliency and operational efficiency. Our development teams designed and built much of our customer engagement platform and our core platforms stack. These teams continue to focus on the highest impact product areas for our future, which includes focusing on continued innovation in the face of rapid technological change and changing industry practices. We are continuing to invest in AI-powered capabilities, which we believe have the potential to enhance our offerings’ value to customers, as well as to automate processes and help our business run more efficiently.
As of December 31, 2024, we had 2,581 employees in our research and development organization.
Sales and Marketing
Our sales and marketing teams work closely together to drive awareness and adoption of our platform. We leverage our brand, marketing programs, developer network, and conferences, such as SIGNAL, to expand our go-to-market motions. Our go-to-market model has three motions: self-service, sales-led, and partner-led.
Developers, marketers, and other technical users are able to access our easy-to-configure APIs and tools along with our extensive self-service documentation and customer support team, to embed our products into their applications. These self-service customers can then provide their billing information to either make an upfront prepayment that is drawn down as they use our products, or subscribe to a plan, depending on the product they deploy.
Our enterprise and commercial customers have access to our sales and solutions team to support their businesses across their customer journey. This is a direct sales motion and is supported by sales development, field marketing, and solution engineers. This model emphasizes value-based discovery, technical proof of concept, and building strong customer relationships. Our sales organization targets technical, marketing, and business leaders who are seeking to leverage software to drive superior customer engagement and competitive differentiation. Our sales and solutions teams also support our ISV partners, who leverage our APIs to build software and services that they can resell to their customers across a varying number of use cases and verticals.

When potential customers do not have the available developer resources or expertise to build our products into their own applications, we refer them to one of our partners to help deliver their solution. Depending on their use case and available resources, we may refer them to an ISV partner who offers the solution, a consulting partner or a systems integrator who provides consulting and development services to build their solution, or our professional services team who can provide expert guidance on achieving their solution.
As of December 31, 2024, we had 2,294 employees in our sales and marketing organization.
Customer Support and Services
To make learning how to use our products straightforward, we provide all users with comprehensive documentation, how-to guides, and tutorials. These resources are further enriched by contributions from our active customer community. Additionally, we offer support options tailored to meet individual customer needs including both free and paid personalized plans.

All customers receive free support through our chatbots, Help Center Assistant, and access to technical documentation. We also maintain a status page on our website that provides real-time updates on any known incidents, outages or degradation on our API platform and external carrier connections. Customers can also sign up to receive automatic updates and notifications without needing to contact customer support. Furthermore, customers can engage with the wider Twilio community for guidance and assistance in resolving API-related issues.
For our Communications products, we generally offer three paid tiers of support with increasing levels of availability and guaranteed response times. Our highest tier plan, intended for our largest customers, includes a technical account manager, duty manager coverage, and quarterly status reviews. Similarly, our subscription products generally feature a base level of customer support plus premium, paid support options. Our support model is global, with coverage available 24x7. We currently derive an insignificant amount of revenue from fees for customer support.
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
As of December 31, 2024, in the United States, we have been issued 320 patents, which expire between 2029 and 2043. As of such date, we also had 40 issued patents in foreign jurisdictions, all of which are related to our U.S. patents and patent applications. We have also filed various applications for protection of certain aspects of our intellectual property in the United States and internationally. In addition, as of December 31, 2024, we had 54 registered trademarks in the United States and 569 registered trademarks in foreign jurisdictions.
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
Compliance with current and future laws and regulations, and changes in their enforcement and interpretation, may significantly increase our compliance costs and otherwise adversely affect our business and results of operations. For additional information about laws and regulations applicable to our business, see Part I, Item 1A, “Risk Factors-Risks Related to Cybersecurity, Data Privacy and Intellectual Property” and “Risk Factors-Risks Related to Legal and Regulatory Matters” in this Annual Report on Form 10-K.
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

We are Builders. We are Owners. We are Curious. We are Positrons.
Twilio.org
Communications play a critical role in solving some of the world’s toughest social challenges—it is the foundation for engaging individuals or communities and guiding them toward the resources they need. From empowering people affected by violence with critical resources, to streamlining staff and volunteer coordination, nonprofits leverage communication technology to help individuals build long term well-being and to help communities recover from humanitarian crises. Through Twilio.org, which is a part of our company and not a separate legal entity, we donate and sell our products at a reduced rate to nonprofits and offer grant funding to help scale these organizations’ missions. In 2015, we reserved 1% of Twilio's common stock to fund Twilio.org. As of December 31, 2024, 353,633 shares of Twilio Class A common stock were set aside for Twilio.org charitable activities. In 2024, over 25,000 social impact customers used Twilio products and funding to reach more than 716 million people worldwide.
Our Employees and Human Capital Resources
We believe that our employees are critical to our success, and in the importance of making sure they are equipped, enabled and empowered to have an impact. As of December 31, 2024, we had a total of 5,535 employees, including 2,470 employees located outside of the United States.
We are committed to delivering a comprehensive compensation and benefits program that provides support for all of our employees’ well-being. We provide competitive compensation to attract and retain talented employees, including market-competitive pay, incentive compensation in the form of bonuses or sales commissions, and equity compensation for certain employees. In addition, we offer competitive benefits packages to our full-time employees, subject to the satisfaction of certain eligibility requirements, that are aligned with industry standards and local market practices in each of the countries in which we operate. We ensure that our compensation is fair for all employees, regardless of background. We routinely run a rigorous statistical analysis to ensure compensation is fair, taking into account factors that should impact pay, like role, level, location, and performance. Twilio is an equal opportunity employer, and we are committed to ensuring that Twilio is an inclusive workplace where everyone, regardless of background, is treated fairly and has access to the opportunities, systems, and resources to do their best work.
Although we have works council, statutory and/or collective bargaining employee representation obligations in certain countries outside of the United States, none of our U.S. employees are represented by a labor union with respect to their employment. Employees in certain of our non-U.S. subsidiaries have the benefits of collective bargaining arrangements at the national level. We consider our relations with our employees to be good and have not experienced interruptions of operations or work stoppages due to labor disagreements.

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
We webcast our earnings calls and certain events we participate in or host with members of the investment community on our investor relations website. Additionally, we provide notifications of news or announcements regarding our financial performance, including SEC filings, investor events, press and earnings releases, and blogs as part of our investor relations website. Further corporate governance information, including our corporate governance guidelines and code of business conduct and ethics, is also available on our investor relations website under the heading “Governance.” The contents of our websites are not intended to be incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file with the SEC, and any references to our websites herein are provided for convenience only and intended to be inactive textual references only.
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
Risks Related to Our Business and Industry
•our ability to increase our customers’ usage of our platform;
•our ability to attract new customers effectively and in a cost-efficient manner;
•our ability to increase adoption of our products by new customers, including enterprises;
•our ability to develop new products and enhancements that achieve market acceptance and adapt to changing technology, regulations, and industry standards;
•our ability to integrate our products with third-party products and ensure they operate effectively;
•the impact of global economic and political conditions, including macroeconomic and political uncertainties;

•fluctuations in our quarterly results and our ability to meet securities analysts’ and investors’ expectations;
•our ability to effectively manage our growth and strategic changes to our business;
•our ability to compete effectively in intensely competitive markets;
•the evolution of the markets for our products;
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
•our actual or perceived failure to comply with increasingly stringent laws, regulations and obligations relating to privacy, data protection and cybersecurity;
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
•unwanted, fraudulent or illegal usage of or activity relating to our products;
•changes in laws and regulations related to the internet or its infrastructure;
•compliance with applicable laws and regulations, including export controls, economic sanctions, customs and anti-corruption regulations;
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
•additional tax liabilities or potentially adverse tax consequences of our global operations and structure;
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
General Risks
•the occurrence of natural catastrophic events and other events beyond our control; and
•environmental, social and governance (“ESG”) matters.
Risks Related to Our Business and Our Industry
If our customers terminate or reduce their usage of our products, our business, results of operations and financial condition would be adversely affected.
Our revenue grows as customers increase their usage of a product, extend their usage of a product to new applications or adopt a new product that we offer. The majority of our revenue is usage-based, and if our customers do not increase their use of our products or maintain their usage of our products at existing levels, then our revenue may decline or grow at rates lower than expected. Most of our usage-based customers do not have long-term contractual financial commitments to us and, therefore, may reduce or cease their use of our products at any time without penalty or termination charges. Our subscription-based customers generally base their contract value on anticipated usage, and if their anticipated levels of usage are not met, they may reduce their contract value or choose not to renew their contract upon its expiration.
Customers may terminate or reduce their use of our products, or we may fail to attract new customers, for any number of reasons, including dissatisfaction with our products or with the value proposition of our products, our inability to meet their needs and expectations, our failure to maintain performance, reliability, security, integrity or availability of our products and infrastructure to the satisfaction of our customers, or customers’ use of competitors’ products. For example, prior instances of disruptions in our cloud communications platform have impacted our customers’ ability to use products on our platform for up to several hours at a time. Issues with our products have had, and in the future may have, an adverse impact on customer satisfaction and our ability to retain or attract customers and have caused, and may in the future cause, us to incur certain costs associated with offering credits to our affected customers.
Additionally, we believe our ability to provide customers with high-quality, effective customer support services is a crucial component of maintaining customer satisfaction, generating increased customer usage of our products and ultimately retaining customers. If we are unable to effectively assist our customers, it could adversely affect our ability to retain existing customers and could disincentivize prospective customers from adopting our products. The resources we dedicate to customer service at a particular time may prove insufficient, such as in the event we are unable to respond quickly enough to accommodate short-term increases in demand for customer support. We also may be unable to modify the nature, scope and delivery of our customer support in order to compete with changes in the support services provided by our competitors. Our sales are highly dependent on our business reputation and on positive recommendations from our customers. If we are unable to provide high-quality customer support, or if there is a market perception that we do not maintain high-quality customer support, it could erode the trust of current and potential customers and adversely affect our reputation. Moreover, even if we succeed in providing and maintaining high-quality customer support, there is no guarantee that it will generate increased customer usage of our products or lead to long-term or meaningful customer retention.
Customer usage of our products depends on factors generally outside of our control, so it is difficult to accurately predict customers’ usage levels. Our Dollar-Based Net Expansion Rate may decline for a number of reasons, including if customers are not satisfied with our products and related customer service experience, the value proposition of our products or our ability to meet their needs and expectations, due to reductions in customers’ budgets or as a result of adverse macroeconomic conditions. If we lose customers, or if our customers reduce their usage levels of our products, our business, results of operations and financial condition could be adversely affected.
If our sales and marketing efforts do not attract new customers or we are unable to sell additional products to our existing customers effectively and in a cost-efficient manner, our business, results of operations and financial condition would be adversely affected.
To grow our business, we must continue to attract new customers, increase usage of our existing products and new product adoption by existing customers, and successfully market new products, including products with higher gross margins, in a cost-effective manner. Our sales and marketing teams work closely together to drive awareness and adoption of our platform. We leverage our brand, marketing programs, developer network and conferences, such as SIGNAL, to expand our go-

to-market motions. Our go-to-market model has three motions: our self-service platform, primarily aimed at developers, marketers, and other technical users; our direct sales motion, primarily aimed at enterprise and commercial customers; and our partner-led motion, including resellers, distributors, and strategic partners, such as independent software vendors, technology partners and systems integrators, which is primarily aimed at customers who do not have the available developer resources to build their own applications. If the costs of the marketing channels we use increase, then we may choose to use alternative or less expensive channels, which may not be as effective as the channels we currently use. We have made in the past, and may make in the future, significant expenditures and investments of time and resources in new marketing campaigns and sales motions, and changes to the organization of our sales force, and we cannot guarantee that any such investments or changes will lead to wider adoption of our products or to the cost-effective acquisition of additional customers or increased revenue from existing customers as quickly or to the extent that we expect, or at all. In addition, new products that we develop or markets that we pursue may require increasingly sophisticated and more costly sales efforts and result in a longer sales cycle. If we are unable to maintain effective sales and marketing programs, our ability to efficiently attract new customers and increase revenue from existing customers could be adversely affected.

In addition, in recent years, we have reduced the size of our sales force to drive further efficiencies in our sales operations. With a more streamlined workforce, we are continuing to improve and rely more heavily on our use of self-service capabilities to drive sales of our products to customers that do not require direct account coverage. Additionally, we are introducing AI and automation in our self-service platform aimed at improving sales and customer support. Our self-service capabilities may not be as effective as we anticipate in driving adoption or increased usage of our products, or may take longer than we expect to drive growth.

If our efforts to increase the adoption and usage of our products or sell additional products to existing customers are more expensive or time-consuming than we expect or otherwise ineffective, then our business, results of operations and financial condition would be adversely affected.
If we are unable to increase adoption of our products by new customers, including enterprises, our business, results of operations and financial condition may be adversely affected.
Historically, a majority of our Active Customer Accounts have been acquired through the adoption of our Communications API products by software developers using our self-service model.

As our platform and market evolves and we seek to increase our customer base and achieve broader market acceptance of our products, we must effectively adapt our sales motions and navigate challenges presented by these customers and markets. In addition to continuing to improve our self-service platform aimed at developers, marketers, and other technical users, we are also focusing increasingly on sales to enterprises, such as through our Segment product, which is primarily aimed at complex customer data platform implementations at larger companies, and additional product innovations combining our communications products with contextual data and AI. As we seek to increase the adoption of our products by enterprises, we expect to encounter higher costs and more complex sales efforts for these customers.

Our ability to expand our customer base, including among enterprises, and to succeed in evolving markets will also depend, in part, on our ability to effectively attract and retain sales employees with relevant experience and organize, focus and train our sales, marketing and other employees. We have made, and may in the future make, changes to the organization of our sales force and sales motions in response to changes in company strategy, new market opportunities, new products or features, sales performance or effectiveness, changes in sales headcount, changes to the compensation structure of our sales organization, or other factors. Such changes have resulted, and may in the future result, in a reduction of productivity, which could negatively impact our growth rate and results of operations.

For enterprises, the decision to adopt our products may require the approval of multiple technical and business decision makers, including legal, security, compliance, procurement, operations and information technology (“IT”). In addition, while enterprise customers may quickly deploy our products on a limited basis, before they will commit to deploying our products at scale, they often require extensive education about our products and significant customer support time and also engage in protracted pricing and contract negotiations, which may result in higher costs and longer sales cycles. In addition, some enterprise customers may not use our products enough for us to generate revenue that justifies our cost to obtain such customers. These complex and resource-intensive sales efforts could place additional strain on our product and engineering resources. Further, enterprises, including some of our existing customers or partners, may choose to develop their own solutions that do not include our products. They may also demand reductions in pricing as their usage of our products increases, notwithstanding increased costs incurred by us to provide such products, which could have an adverse impact on our gross margin. If we are unable to successfully navigate the challenges posed by enterprise customers, our ability to acquire or benefit from enterprise customer relationships may be undermined and our business, results of operations and financial condition may be adversely affected.

Our future success depends, in part, on our ability to develop new products and product enhancements that achieve market acceptance, as well as adapt and respond effectively to rapidly changing technology, regulations, and industry standards.
Our ability to attract new customers and increase revenue from existing customers depends in large part on our ability to enhance and improve our existing products and to introduce compelling new products and enhancements that reflect the changing nature of our markets, technology, industry standards, and customer needs and preferences. For example, we are focused on continued product innovations to combine our communications products with contextual data and AI in order to address evolving customer needs and expectations. The success of any enhancements or new products we introduce depends on several factors, including timely completion, adequate quality testing, actual performance quality, market-accepted pricing levels, the ability to provide rapid time-to-value for our customers, and overall market acceptance. Enhancements and new products that we develop may not be introduced in a timely or cost-effective manner, may contain errors or defects, may require reworking features and capabilities, may have interoperability difficulties with our platform or other products or may not achieve the broad market acceptance necessary to generate significant revenue or increase our gross profits. Furthermore, our ability to increase the usage of our products depends, in part, on the development of new use cases for our products, which is at times driven by our developer community and may be outside of our control.
The current and prospective markets for our products are subject to rapid technological change, evolving industry standards, and changing regulations, as well as changing customer needs, requirements and preferences. These are all uncertain and we cannot predict the consequences, effects, or introduction of new, disruptive, emerging technologies or the manner and pace at which our markets develop over time, and our ability to compete in these markets depends on predicting and adapting to these changing circumstances to meet current and prospective customer needs. The success of our business will depend, in part, on our ability to adapt and respond effectively to these changes on a timely basis, and anticipating these factors requires that we allocate significant resources without any guarantee that any such investments and efforts will result in increased adoption of our products in the marketplace. For example, with the development of next-generation solutions that utilize new and advanced features, including AI and ML, we have committed, and expect to continue to commit, significant resources to developing new products and enhancements and there is no guarantee that our investments and efforts will result in wider adoption of our products in the marketplace. If new technologies emerge that are able to deliver competitive products and services at lower prices, or more efficiently, quickly, conveniently or securely, or if new products are introduced into the market that could render our existing products obsolete, such technologies and products could adversely impact our ability to compete effectively and may lead to customers reducing or terminating their usage of our products. For example, if user authentication practices evolve to reduce or eliminate the use of one-time passwords, our revenue could be adversely affected.
If we are unable to successfully and cost-effectively increase adoption and usage of our existing products, develop and drive adoption of new products, anticipate and keep pace with changes in technology, customers’ needs and expectations, and industry standards, or provide rapid time-to-value to our current and prospective customers, our business, results of operations and financial condition would be adversely affected.
The success of our products depends, in part, on our ability to integrate them with third-party products used by us or our customers and to ensure that they operate effectively with evolving platforms and technologies.
The providers of third-party products with which our products are integrated may modify the features, functionality, pricing, and other terms and conditions with respect to such products in a manner adverse to us and to our customers. If we are unable to maintain the integrations between our products and such third-party products, our ability to meet the needs and expectations of our customers could be adversely affected, which could adversely affect our business. Our platform must integrate with and leverage a variety of infrastructure, network, hardware, mobile and software platforms and technologies, and we need to continuously modify and enhance our products and platform to adapt to changes and innovation in these technologies. For example, last year we launched a new channel using Rich Communication Services (“RCS”) and we are working on a channel for Apple Messages for Business. We are also focused on Segment’s interoperability across the data ecosystem. Third-party platforms may also implement changes to their policies or practices regarding privacy or other matters that may adversely impact us or our customers. In addition, our network service providers, mobile device operating system providers or inbox service providers may adopt new filtering technologies in an effort to combat spam or robocalling. For example, Apple, Google, Yahoo and other mobile device operating system providers or inbox service providers have developed, and may in the future develop, new applications or functions intended to filter spam and unwanted phone calls, messages or emails. Such technologies may inadvertently filter desired messages or calls to or from our customers. If mobile device operating system providers, inbox service providers or network service providers, our customers or their end users adopt new software platforms or infrastructure, we may be required to develop new versions of our products to work with those new platforms or infrastructure. This development effort may require significant resources, which would adversely affect our business, results of operations and financial condition. Any failure of our products and platform to operate effectively with evolving or new platforms and technologies could reduce the demand for our products. If we are unable to respond to these changes in a cost-effective manner, our products may become less marketable and less competitive or obsolete, and our business, results of operations and financial condition could be adversely affected.

Global economic and political conditions, including macroeconomic and political uncertainties, have had, and may continue to have, an adverse impact on our business, results of operations and financial condition.

Global economic and business activities continue to face widespread macroeconomic uncertainties, including changes in the labor market and supply chain disruptions, inflation and monetary supply shifts, volatility in the banking and financial services sectors, and recession risks, which may continue for an extended period. Additionally, the instability in the geopolitical environment in many parts of the world, changes in public policy, international trade relations, actual or potential tariffs, and other disruptions to global and regional economies and markets may continue to cause or exacerbate uncertain economic conditions. Given that a majority of our revenue is usage-based and impacted by general consumer sentiment and activity, our business may be more immediately and severely impacted by adverse macroeconomic conditions than those that rely primarily on subscription revenue.
Adverse macroeconomic conditions have resulted in, and may continue to result in, decreased or delayed business spending by our current and prospective customers and business partners, reduced demand for or usage of our products, lower renewal rates by our customers, longer or delayed sales cycles, including current and prospective customers delaying contract signing or contract renewals, reduced budgets or minimum commitments related to the products that we offer, or delays in customer payments or our ability to collect accounts receivable, all of which could negatively affect revenue and revenue growth. Additionally, changes in the U.S. political environment could lead to changes in macroeconomic conditions and to the legal and regulatory environment in the United States and globally, including changes to international trade relations, economic and monetary policies or other legislation, regulations, executive orders, directives or enforcement priorities, any of which could have an adverse impact on the global economy and/or our business.
If customers fail to pay us or reduce their spending with us as a result of adverse macroeconomic or geopolitical conditions or otherwise, we may be required to take steps to enforce the terms of our contracts and collect amounts due, including through litigation, which could increase our operating expenses. For example, in February 2023, one of our customers, Oi SA, a Brazilian telecom company, initiated reorganization proceedings in a Brazilian bankruptcy court as well as a secondary proceeding under Chapter 15 in the United States and exposed us to risks on collections of pre-petition receivables and ongoing revenue, as detailed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors Affecting Our Results of Operations.” If macroeconomic and geopolitical conditions and uncertainties adversely affect our business and the businesses of our current and prospective customers, our results of operations and financial condition may continue to be harmed, and many of the other risks described in this “Risk Factors” section will be exacerbated.
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
Our quarterly and annual results of operations have fluctuated in the past and may continue to do so in the future due to a variety of factors, many of which are outside of our control. These fluctuations and the related impacts to any earnings guidance we may issue from time to time could cause the price of our common stock to change significantly or experience declines. In addition to the other risks described in this “Risk Factors” section, some of the factors that may result in fluctuations to our results of operations include:
•fluctuations in demand for, pricing of, or usage of, our products;
•our ability to introduce new products, features and enhancements;
•our ability to attract and retain new customers, obtain renewals from existing customers and cross-sell or otherwise increase revenue from existing customers;
•our ability to improve, automate, and leverage more of our self-service capabilities for customers;
•our ability to maintain and expand relationships with resellers, distributors, and strategic partners, including independent software vendors, technology partners, and systems integrators;

•our ability to expand our customer base and the markets that our products address;
•our ability to combine our communications products with contextual data and AI and introduce compelling new products and enhancements that address the changing nature of our markets and customer needs and preferences;
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
•the effectiveness of our sales and marketing efforts and the productivity of our sales force;
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
•our ability to control costs, including our operating expenses;
•the timing of customer payments and our ability to collect accounts receivable from customers;
•the amount and timing of costs associated with recruiting, training and integrating new employees, and retaining existing employees;
•expenses in connection with mergers, acquisitions, dispositions, or other strategic transactions;
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
•fluctuations in stock-based compensation expenses; and
•general economic conditions, including heightened inflation or interest rates, and geopolitical uncertainty or instability.

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

If we fail to effectively manage our growth and strategic changes to our business, then our business, results of operations and financial condition could be adversely affected.
We have experienced substantial growth in our business and operations, which has placed, and may continue to place, significant demands on our management, operational and financial resources and systems, especially as we continue to focus on improving our operating efficiency. Although we have conducted workforce reductions in the past, we may experience employee growth in the future. We have also experienced significant growth in the number of customers, usage and amount of data that our platform and associated infrastructure support. To manage our current and anticipated future growth effectively, we must continue to improve our operational, financial and management controls as well as our reporting systems and procedures, which has required, and will continue to require, us to commit substantial financial, operational, and technical resources.

As part of our growth strategy, we have in the past reorganized, and may in the future reorganize, our business or change our reporting structure, which requires significant expenditures, allocation of valuable management resources and significant demands on our operational and financial infrastructure. Any anticipated benefits from any restructuring initiatives we may take may be realized later than expected or not at all, and the ongoing costs of implementing these measures may be greater than anticipated. Additionally, if we are unable to maintain reliable service levels for our customers or if the level of efficiency in our organization suffers as we grow and transform our business and operating model, then our business, results of operations and financial condition could also be adversely affected.

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
The current and prospective markets for our products are rapidly evolving, significantly fragmented and highly competitive, with relatively low barriers to entry in some segments. The principal competitive factors these markets include completeness of offering, credibility with customers, ability to differentiate our products against competing offerings, global reach, ease of integration and programmability, product features, platform scalability, reliability, deliverability, security and performance, brand awareness and reputation, the strength of sales and marketing efforts, customer support, and the cost of deploying and using products. Our competitors are primarily (i) CPaaS companies that offer communications products and applications, (ii) other software companies that compete with portions of our communications product line, (iii) regional network service providers that offer limited developer functionality on top of their own physical infrastructure, (iv) customer relationship management and customer experience vendors and (v) standalone customer data platform vendors.
Some of our competitors and potential competitors are larger and have greater name recognition, longer operating histories, more established customer relationships, larger budgets, lower operating costs, and significantly greater resources than we do. As a result, our competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards, customer requirements or changing economic conditions. Our competitors may also offer products or services that address one or a limited number of functions at lower prices, with greater depth than our products or in different geographies. Our current and potential competitors have in the past and may in the future develop and market products and services with comparable functionality to our products, and this could lead us to decrease prices in order to remain competitive.
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

Our business, results of operations and financial condition also depends, in part, on our ability to establish, maintain and expand relationships through resellers, distributors, and strategic partners, including independent software vendors, technology partners and systems integrators. A portion of our revenue is derived from sales made by these partners and any one of them may later decide to sell their own products or those of third parties that may be competitive with our products. A loss or reduction in sales of our products through these third parties could adversely affect our revenue and other results of operations.
The markets for our products continue to evolve and may decline or experience limited growth.
The markets for our products continue to evolve, which makes our business and future prospects difficult to evaluate. If current and prospective customers do not recognize the need for and benefits of our products and platform, they may decide to adopt alternative products and services to satisfy some portion of their business needs. In order to grow our business and extend our market position, we intend to focus on educating customers about the benefits of our products and platform, expanding and improving the functionality of our products and bringing new technologies to market to increase market acceptance and use of our platform. Our growth will depend, in part, on our ability to expand the markets that our products address and to enter into new markets. Our ability to do so depends upon a number of factors, including the cost, performance and perceived value associated with our products and platform. The markets for our products and platform could fail to grow significantly, or at all, or there could be a reduction in demand for our products as a result of any number of factors, including a lack of customer acceptance, technological challenges, competing products and services, decreases in spending by current and prospective customers, weakening macroeconomic conditions, and other causes. If these markets do not grow or demand for our products decreases, then our business, results of operations and financial condition could be adversely affected.
We have a history of losses and may not achieve or sustain profitability in the future.
We have incurred net losses in each year since our inception, including net losses of $109.4 million, $1.0 billion and $1.3 billion in the years ended December 31, 2024, 2023 and 2022, respectively. We had an accumulated deficit of $7.5 billion as of December 31, 2024. In addition, while we have experienced revenue growth in prior periods, it is not indicative of future revenue growth, and our revenue and revenue growth for any quarterly or annual period should not be relied upon as an indication of our future revenue or revenue growth for any future period. If we are unable to generate and sustain increased revenue levels and manage our operating expenses, we may not become profitable and achieve our stated profitability goals and, even if we do, we may not be able to maintain or increase our level of profitability. As we implement additional initiatives to increase revenue, our operating expenses may continue to rise over the long term, potentially including, among other things: investments in our engineering team; improvements in security and data protection; the development of new products, features and functionality and enhancements to our platform; sales and marketing; expansion of our operations and infrastructure, both domestically and internationally; and general administration, including legal, accounting and other expenses related to being a public company. Our efforts to grow our business may be more costly than we expect, and if our revenue growth does not meet estimates, we may not be able to offset our associated operating expenses, which could prevent us from achieving and sustaining profitability, or maintaining or increasing cash flow. We may incur significant losses in the future for a number of reasons, including the other risks described herein, and unforeseen expenses, difficulties, complications and delays and other unknown events. If we are unable to achieve and sustain profitability, or if we incur significant losses, the value of our business and common stock may significantly decrease.
We depend largely on the continued services of highly skilled personnel, including our senior management and other key employees, and the inability to attract, integrate or retain such employees could adversely affect our business, results of operations and financial condition.
Our future performance depends on the continued services and contributions of highly skilled personnel, including our senior management and other key employees, to execute on our business plan, to develop our products and platform, to deliver our products to customers, to attract and retain customers and to identify and pursue opportunities to expand our business. We believe that there is, and will continue to be, intense competition for highly skilled management, technical, sales and other employees with experience in our industry. In addition, we have experienced and may in the future experience employee attrition, which could significantly delay or prevent the achievement of our business objectives, and any resulting influx of new employees may require us to expend time, attention and resources to recruit and retain employees, restructure parts of our organization and train and integrate new personnel. If we fail to effectively manage attrition, and to hire, integrate and adequately incentivize our personnel, our efficiency and ability to meet our financial and operational targets, as well as our corporate culture, employee morale, productivity and retention, could suffer, and our business and operating results would be adversely impacted.
Any of our executive officers may terminate employment with us at any time with no advance notice. We have experienced, and may continue to experience, high attrition among our senior management team and key employees. The replacement of any of our senior management or other key employees will involve significant time and costs, and any loss of services of any such key employee for any reason could significantly delay or prevent the achievement of our business objectives and our financial and operational targets, and could adversely affect our business, results of operations and financial condition.
Additionally, we have implemented several reductions in workforce and efforts to restructure our business in the past and may in the future implement other reductions in force. Our reductions in force may result in unintended consequences, including employee attrition beyond the intended reduction in force, damage to our corporate culture and decreased employee morale among remaining employees, diversion of management attention, damage to our reputation as an employer, which could make it more difficult for us to hire new employees in the future, delays in meeting our financial and operational targets, and the loss of institutional knowledge and expertise of departing employees.
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
We believe that maintaining and enhancing our brand identity and increasing market awareness of our company and products, particularly among developers and enterprises, is critical to achieving widespread acceptance of our platform, to strengthening our relationships with our existing customers and to our ability to attract new customers. The successful promotion of our brand will depend largely on our continued marketing efforts, our ability to continue to offer high-quality products, and our ability to successfully differentiate our products and platform from competing products and services. Our brand promotion and thought leadership activities may not be successful or yield increased revenue. In addition, independent industry analysts often provide reviews of our products and competing products and services, which may significantly influence the perception of our products in the marketplace. If these reviews are negative or not as strong as reviews of our competitors’ products and services, then our brand may be harmed.
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
For example, in recent years, multiple major U.S. mobile carriers have introduced A2P SMS service offerings that added a new fee for A2P SMS messages delivered to their respective subscribers, and, from time to time, other U.S. mobile carriers have added similar fees. While we have historically responded to these types of fee increases through a combination of further negotiating efforts with our network service providers, absorbing the increased costs or passing the fees through to customers, there is no guarantee that we will continue to be able to respond in these ways in the future without a material negative impact to our business. We typically do not change our customers’ pricing as rapidly and, as a result, such fee increases could adversely affect our business and results of operations. In addition, passing these fees through to our customers typically has the effect of increasing our revenue and cost of revenue, but typically does not impact the gross profit dollars received for sending these messages and, as a result, has a negative impact on our gross margins. Additionally, our ability to respond to any new fees may be constrained if all network service providers in a particular market impose equivalent fee structures, if the magnitude of the fees is disproportionately large when compared to the underlying prices paid by our customers, or if the market conditions limit our ability to increase the prices we charge our customers.
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
For certain of our products, we primarily charge our customers based on their usage of such products. One of the challenges of this usage-based pricing model is the variability of the fees that we pay to network service providers over whose networks we transmit communications. Such network fees can vary daily or weekly, differ across countries, and are affected by volume and other factors that may be outside of our control and which are difficult to predict. This can result in us incurring increased costs that we may be unable or unwilling to pass through to our customers, which could adversely impact our business, results of operations and financial condition. If we elect to pass through increased fees to our customers, it could adversely affect our relationship with our customers and our customers may look for lower cost alternatives.
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
In the years ended December 31, 2024, 2023 and 2022, we derived 35%, 34% and 34% of our revenue from customer accounts located outside the United States, respectively. The future success of our business will depend, in part, on our ability to strategically maintain and expand our customer base worldwide. Operating in international markets requires significant resources and management attention and subjects us to regulatory, economic and political risks in addition to those we face in the United States.

In addition, we face risks in doing business internationally that could adversely affect our business, including:
•the difficulty of managing and staffing international operations and the increased operations, travel and infrastructure and other costs associated with servicing international customers and operating numerous international locations, including collecting accounts receivable and having longer payment cycles, higher or more variable network service provider fees and other costs associated with the need to adapt and localize our products and support for foreign countries;
•new and different sources of global competition affecting our ability to effectively price our products in competitive international markets;
•implementing and reconciling technical controls to address different technical standards, data privacy, data protection and telecommunications regulations, and registration and certification requirements outside the United States, which could prevent customers from deploying our products or limit their usage;
•our ability to comply with laws, regulations, customs and industry standards in countries and other regions in which we operate or do business, and the associated costs and management attention required to support such compliance, including with respect to data privacy, data protection, data localization, cybersecurity, intellectual property rights, environmental and sustainability matters, as well as export controls, sanctions, anti-bribery and anti-corruption matters;
•international tax and trade policies, tariffs, and other non-tariff barriers;
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
Also, due to costs from our international operations and network service provider fees outside of the United States, which generally are higher than domestic rates, our gross margin for messages terminating internationally is typically lower than our gross margin for messages terminating domestically. As a result, our gross margin has been, and may continue to be, adversely impacted by our international operations. Our failure to manage any of these risks successfully could harm our international operations, and adversely affect our business, results of operations and financial condition.
We may not realize potential benefits from our acquisitions, partnerships and investments because of difficulties related to integration, the achievement of synergies, and other challenges.
Our success will depend, in part, on our ability to expand our products and grow our business to meet the needs of current and prospective customers. In some circumstances, we may determine to do so through acquisitions, partnerships or investments in businesses and technologies that are complementary to our business. There can be no assurances that such acquisitions will result in the anticipated benefits and it is possible that there could be a loss of our key employees and customers, disruption of ongoing businesses or unexpected issues, higher than expected costs, the diversion of management attention and resources from day-to-day business operations and an overall post-completion process that takes longer than originally anticipated. In addition, the following issues, among others, may need to be addressed in order to realize the anticipated benefits of any acquisitions, partnerships or investments:
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
•integrating the companies’ product, compliance, administrative and IT infrastructure;
•developing products and technology that allow value to be unlocked in the future;
•incurring significant, nonrecurring costs to integrate our operations with those of acquired businesses, including the costs to maintain employee morale and retain key employees;
•evaluating and forecasting the financial impact of such acquisitions, partnerships and investments, including accounting charges; and
•effecting potential actions that may be required in connection with obtaining regulatory approvals.
From time to time, we may also divest or stop investing in certain businesses or products. For example, in 2023 we divested our Internet of Things and ValueFirst businesses, and in 2024 we wound down the software component of our Zipwhip business. The sale of a business or product has in the past and may in the future require us to restructure operations and/or terminate employees, and could expose us to unanticipated ongoing obligations and liabilities, including as a result of our indemnification obligations. During the pendency of a divestiture, we may be subject to risks related to a decline in the business, loss of employees, customers, or suppliers, and that the transaction may not close, which could have an adverse effect on the business to be divested and on us. Divestitures or winding down businesses or products can also disrupt our customer, supplier and/or employee relationships and divert the time and attention of our management and employees. Additionally, we may experience harm to our financial results, including loss of revenue, and we may not realize the expected benefits and cost savings of these actions and our operating results may be adversely impacted.
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
Individuals or entities have in the past attempted and will in the future attempt to penetrate the security of our platform, or of our network or systems, and to cause harm to our business operations, including by misappropriating our proprietary information or that of our customers, employees and business partners or to cause interruptions of our products and platform. In particular, cyberattacks and other malicious internet-based activity continue to increase in frequency and in magnitude generally, and cloud-based companies have been targeted in the past. In addition to threats from traditional computer hackers, malicious code, software vulnerabilities, supply chain attacks and vulnerabilities through our third-party partners, employee theft or misuse, password spraying, phishing, smishing, vishing, credential stuffing and denial-of-service attacks, we also face threats from sophisticated organized crime, nation-state, and nation-state supported actors who engage in attacks (including advanced persistent threat intrusions) that add to the risk to our systems (including those hosted on cloud services), internal networks, our customers’ systems, our service providers’ networks, and the information that they store and process. Ransomware and cyber extortion attacks, including those perpetrated by organized criminal threat actors, nation-states, and nation-state-supported actors, are becoming increasingly prevalent and severe and can lead to significant interruptions in our operations, loss of data and income, reputational harm, and diversion of funds. Extortion payments may alleviate or reduce the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments. Geopolitical tensions and events may further heighten risks we and our service providers face from these and other types of attacks. Because the techniques used to access, disrupt or sabotage devices, systems and networks change frequently and may not be recognized until launched against a target, we expect to be required to make further investments over time to protect data and infrastructure as cybersecurity threats develop, evolve and grow more complex over time. We may also be unable to anticipate these techniques, and we may not become aware in a timely manner of any security breach or incident, which could exacerbate any damage we experience.
We depend upon our employees and contractors to appropriately handle confidential and sensitive data, including customer data, and to deploy our IT resources in a safe and secure manner that does not expose our network systems to security breaches or incidents or the loss, alteration, unavailability, or other unauthorized processing of data. We have been and expect to be subject to cybersecurity threats and incidents, including denial-of-service attacks, employee errors or individual attempts to gain unauthorized access to information systems. We also continue to incorporate AI solutions and features into our platform, which may result in security incidents or otherwise increase cybersecurity risks. Further, AI technologies may be used in connection with certain cybersecurity attacks, resulting in heightened risks of security breaches and incidents. Any security incidents, including internal malfeasance or inadvertent disclosures by our employees or a third-party’s fraudulent inducement of our employees to disclose information, unauthorized access or usage, the introduction of viruses or other malicious code or any other breach or incident or disruption of our platform, systems, or networks or those of our service providers, could result in loss, corruption, unavailability, or other unauthorized processing of confidential information, and any such event, or the perception that it has occurred, may result in damage to our reputation, erosion of customer trust, loss of customers, litigation, regulatory investigations, fines, penalties and other liabilities. For example, in June and August 2022, we became aware that threat actors had conducted sophisticated social engineering campaigns against some of our employees after having obtained employee names and mobile phone numbers from unknown sources. The attack identified in August 2022, which involved smishing text messages that purported to be from our IT department, resulted in the threat actor obtaining some of our employees’ credentials and access to certain data of approximately 209 customers out of our total customer base of approximately 270,000 at that time. We notified and worked with our affected customers. We also notified appropriate regulators and addressed their questions about the incident. We also took steps to remediate the incident, including enhancing our security training, improving our two factor authentication requirements, implementing additional layers of control within our VPN, reducing access to certain internal applications and tools, running simulated phishing attempts to increase employee security awareness, and increasing the refresh frequency for access to certain internal applications. Industry reports indicate that the threat actors also attacked other technology, telecommunication and cryptocurrency companies.
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
Furthermore, we are required to comply with laws and regulations that require us to maintain security measures designed to protect personal information and we may have contractual and other legal obligations to notify customers, regulators, government agencies, impacted individuals or other relevant stakeholders of security breaches. Such disclosures are costly, and the disclosures or the failure to comply with such requirements could lead to adverse consequences. If we (or a third party upon whom we rely) experience a security incident or are perceived to have experienced a security incident, we may experience adverse consequences. Consequences associated with such security incidents may include: government enforcement actions and other actions or proceedings (for example, investigations, audits, and inspections), and related fines, penalties, required remedial actions, or other obligations and liabilities; additional reporting requirements and/or oversight; restrictions on processing or transferring data (including personal data); claims, demands, and litigation (including class claims); indemnification obligations; monetary fund diversions; interruptions in our operations (including availability of data); financial loss and other similar harms. Actual and perceived security incidents and attendant consequences could also lead to negative publicity and reputational harm, may cause our customers to lose confidence in the effectiveness of our security measures and require us to expend significant capital and other resources to respond to and/or mitigate the security incident. Accordingly, if our cybersecurity measures or those of our third-party service providers fail to protect against unauthorized access, attacks (which may include sophisticated cyberattacks), or if our employees or contractors compromise or mishandle data, then our reputation, customer trust, business, results of operations and financial condition could be adversely affected.
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
Our actual or perceived failure to comply with increasingly stringent laws, regulations and contractual obligations relating to privacy, data protection and cybersecurity could harm our reputation and subject us to significant fines and liability or loss of business.
We and our customers are subject to numerous domestic (for example, the California Consumer Privacy Act (“CCPA”)) and foreign (for example, the General Data Protection Regulation (“GDPR”) in the European Union (“EU”)) privacy, data protection and cybersecurity laws and regulations that restrict the collection, use, disclosure and processing of personal information, including financial and health data. These laws and regulations are expanding globally, evolving, and being tested in courts, may result in increasing regulatory and public scrutiny of our practices relating to personal information and may increase our exposure to regulatory enforcement action, sanctions and litigation. The breadth and depth of changes in data protection obligations has required significant time and resources, including a review of our technology and systems against the requirements of the GDPR.
The CCPA (as amended by the California Privacy Rights Act of 2020) imposes obligations on businesses to which it applies. These obligations include, but are not limited to, providing specific disclosures in privacy notices and affording California residents (both consumers and employees) certain rights related to their personal information. The CCPA allows for statutory fines for noncompliance. Similar laws have been enacted in 18 other states with 13 laws currently in effect and the remainder becoming effective later in 2025 and 2026. Numerous other states, and the U.S. federal government, also have proposed general privacy legislation recently. Additionally, other states have proposed, and in certain cases enacted, other laws and regulations addressing privacy and cybersecurity, such as Washington’s My Health, My Data Act, which includes a private right of action. If we become subject to new privacy, data protection or cybersecurity laws, the risk of enforcement action against us could increase because we may become subject to additional obligations, and the number of individuals or entities that can initiate actions against us may increase, including individuals, via a private right of action, and state actors.
Outside the United States, an increasing number of laws, regulations, and industry standards apply to privacy, data protection and cybersecurity. For example, the GDPR, the United Kingdom’s General Data Protection Regulation and Data Protection Act 2018 (“UK GDPR”) and the Swiss Federal Act on Data Protection, impose strict requirements for processing the personal information of individuals protected by the legislation, whether their data is processed within or outside the European Economic Area (“EEA”), the United Kingdom (“UK”) and Switzerland, respectively (such jurisdictions, collectively, “Europe”). For example, the GDPR imposes significant requirements regarding the processing of individuals’ personal information, including in relation to transparency, lawfulness of processing, individuals’ privacy rights, compliant contracting, data minimization, data breach notification, data re-usage, data retention, security of processing and international data transfers. Under the GDPR and UK GDPR, government regulators may impose temporary or definitive bans on data processing or data transfers, require a company to delete data, as well as impose significant fines, potentially ranging up to 20 million Euros under the GDPR, 17.5 million GBP under the UK GDPR, or 4% of a company’s worldwide revenue, whichever is higher. Further, individuals may initiate compensation claims or litigation related to our processing of their personal information. Other privacy and data protection laws in Europe impose strict requirements around marketing communications and the deployment of cookies on users’ devices. As another example, Brazil’s General Data Protection Law (Lei Geral de Proteção de Dados Pessoais, or “LGPD”) (Law No. 13,709/2018) may apply to our operations. The LGPD broadly regulates processing of personal information of individuals in Brazil and imposes compliance obligations and penalties comparable to those of the GDPR. Additionally, we expect an increase in the regulation of the use of AI and ML in products and services. For example, in Europe, the Artificial Intelligence Act (“AI Act”), once effective, will impose onerous obligations related to the development, placing on the market and use of AI-related systems. In the United States, numerous states have established study commissions that could lead to regulation of AI, and certain states have enacted legislation regulating aspects of AI. Other countries also are contemplating laws regulating AI and ML. We may have to change our business practices to comply with obligations under these or other new and evolving regimes.
Further, the interpretation and application of new domestic and foreign laws and regulations in many cases is uncertain, and our legal and regulatory obligations in such jurisdictions are subject to frequent and unexpected changes, including the potential for various regulatory or other governmental bodies to enact new or additional laws or regulations, to issue rulings that invalidate prior laws or regulations, or to increase penalties significantly. For example, the EU’s Digital Services Act, Digital Markets Act and Data Act entered into force in 2024, and the EU’s Network and Information Security Directive II, adopted in 2023, provides for EU member states to have issued implementing legislation by October 2024. Additionally, the EU’s Digital Operational Resiliency Act entered into force on January 17, 2025.

Similarly, with our registration as an interconnected VoIP provider for certain products with the Federal Communications Commission (“FCC”), we also must comply with privacy laws associated with customer proprietary network information rules in the United States. In addition, states such as California have increasingly adopted or proposed, or may propose, regulations that may classify our services in such a manner as to subject us to additional privacy-related compliance obligations under state law. If we fail or are perceived to have failed to maintain compliance with these requirements, we could be subject to regulatory audits or inquiries, civil and criminal penalties, fines and breach of contract claims, as well as reputational damage, which could impact the willingness of customers to do business with us.
In addition to our legal obligations, our contractual obligations relating to privacy, data protection and cybersecurity have become increasingly stringent due to changes in laws and regulations and the expansion of our offerings. Certain privacy, data protection and cybersecurity laws, such as the GDPR and the CCPA, require our customers to impose specific contractual restrictions on their service providers. In addition, we support customer workloads that involve the processing of protected health information and are required to sign business associate agreements with customers that subject us to requirements under the federal Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, as well as state laws that govern health information.
Our actual or perceived failure to comply with laws, regulations, contractual commitments, or other actual or asserted obligations, including certain industry standards, regarding privacy, data protection and cybersecurity could lead to costly legal action, adverse publicity, significant liability, inability to process data, and decreased demand for our services, which could adversely affect our business, results of operations and financial condition.
As a cumulative example of these risks, because our primary data processing facilities are in the United States, we have experienced hesitancy, reluctance, or refusal by European or multinational customers to continue to use our services due to potential risks arising from the Court of Justice’s July 2020 ruling in the “Schrems II” case, as well as related guidance from regulators and enforcement action against Meta by the Irish Data Protection Commission. For example, absent appropriate safeguards or other circumstances, the GDPR and laws in Switzerland and the UK generally restrict the transfer of personal information to many countries outside of such jurisdictions, such as the United States. On July 10, 2023, the European Commission adopted its adequacy decision for the EU-U.S. Data Privacy Framework. Based on this decision, personal information can flow from the EU to U.S. companies participating in the EU-U.S. Data Privacy Framework without having to put in place additional data protection safeguards. We are certified under the EU-U.S. Data Privacy Framework, the UK Extension to the EU-U.S. Data Privacy Framework, and the Swiss-U.S. Data Privacy Framework. If we cannot maintain a valid mechanism for cross-border data transfers, we and our customers may face increased exposure to regulatory actions, substantial fines, and injunctions against processing or transferring personal information from Europe or elsewhere. The inability to transfer personal information to the United States could significantly and negatively impact our business operations; limit our ability to collaborate with parties that are subject to data privacy and security laws; or require us to increase our personal information processing capabilities in Europe and/or elsewhere at significant expense. In addition, outside of Europe, other jurisdictions have proposed and enacted laws relating to cross-border data transfer or requiring personal information, or certain subcategories of personal information, to be stored in the jurisdiction of origin. If we are unable to increase our data processing capabilities and storage in Europe and other countries to limit or eliminate the need for data transfers out of Europe and other applicable countries quickly enough, and valid solutions for personal information transfers to the United States or other countries are not available or are difficult to implement in the interim, we will likely face continuing reluctance from European and multinational customers to use our services and increased exposure to regulatory actions, substantial fines and injunctions against processing or transferring personal information across borders.
Evolving laws, regulations, and other actual and asserted obligations relating to privacy, data protection, and cybersecurity, as well as any new or evolving obligations relating to the use of AI and ML technologies, could reduce demand for our platform, increase our costs, impair our ability to grow our business, or restrict our ability to store and process data or, in some cases, impact our ability to offer our service in some locations and may subject us to liability. Further, in view of new or modified federal, state or foreign laws and regulations, industry standards, contractual obligations and other actual and asserted obligations, or any changes in their interpretation, we may find it necessary or desirable to fundamentally change our business activities and practices or to expend significant resources to modify our practices and platform and otherwise adapt to these changes. We may be unable to make such changes and modifications in a commercially reasonable manner or at all, and our ability to develop new products and features could be limited.
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
We have deployed, and continue to develop and incorporate, AI solutions and features into our platform and our business, and these solutions and features may become more important to our operations or to our future growth over time. We expect to rely on AI solutions and features to help drive future growth in our business, but there can be no assurance that we will realize the desired or anticipated benefits from AI. For example, we are focused on continued product innovations to combine our communications products with contextual data and AI to address evolving customer needs and expectations. We are also building out new AI capabilities internally, including AI automation and agents in our self-service platform and in our internal operations. Our investments in AI solutions and features have and may continue to negatively impact our cost of revenue and gross margins until we are able to increase revenue enough to offset these investments. We may also fail to properly implement or market our AI solutions and features. Our competitors or other third parties may incorporate AI into their products, offerings, and solutions more quickly or more successfully than us, which could impair our ability to compete effectively and adversely affect our results of operations. Our ability to effectively implement and market our AI solutions and features will depend, in part, on our ability to attract and retain employees with AI expertise, and we expect significant competition for professionals with the skills and technical knowledge that we will require. Additionally, our offerings based on AI may expose us to additional claims, demands and proceedings by private parties and regulatory authorities and subject us to legal liability as well as brand and reputational harm. For example, our business, financial condition and results of operations may be adversely affected if content or recommendations that AI solutions or features assist in producing are or are alleged to be deficient, inaccurate, or biased, or if such content, recommendations, solutions, or features or their development or deployment (including the collection, use, or other processing of data used to train or create such AI solutions or features) are found to have or alleged to have infringed upon or misappropriated third-party intellectual property rights or violated applicable laws, regulations, or other actual or asserted legal or contractual obligations to which we are or may become subject. The legal, regulatory, and policy environments around AI are evolving rapidly, and we may become subject to new and evolving legal and other obligations. More recently, the FCC applied restrictions in the Telephone Consumer Protection Act of 1991 (“TCPA”) on AI-generated voices. These and other developments may require us to make significant changes to our use of AI, including by limiting or restricting our use of AI, and which may require us to make significant changes to our policies and practices, which may necessitate expenditure of significant time, expense, and other resources. AI also presents emerging ethical issues, and if our use of AI becomes controversial, we may experience brand or reputational harm.
Risks Related to Legal and Regulatory Matters
Certain of our products are subject to telecommunications-related regulations, and future legislative or regulatory actions could adversely affect our business, results of operations and financial condition.
As a provider of communications products, we are subject to existing or potential FCC and state regulations relating to privacy, telecommunications, consumer protection and other requirements. In addition, the extension of telecommunications regulations to our non-interconnected VoIP services could result in additional federal and state regulatory obligations and taxes. We are also in discussions with certain jurisdictions regarding potential sales and other taxes for prior periods that we may owe. In the event any of these jurisdictions disagree with management’s assumptions and analysis, the assessment of our tax exposure could differ materially from management's current estimates, which may increase our costs of doing business and negatively affect the prices our customers pay for our services. If we do not comply with FCC rules and regulations, we could be subject to FCC enforcement actions, fines, loss of licenses and possibly restrictions on our ability to operate or offer certain of our products. For example, in 2023, we received a “cease-and-desist” letter from the FCC related to reported fraudulent traffic on our messaging platform. We subsequently removed the identified traffic and sent a follow-up letter to the agency detailing our fraud mitigation practices and various planned improvements to reduce future risks. Any enforcement action by the FCC, which may be a public process, would hurt our reputation in the industry, could erode customer trust, possibly impair our ability to sell our VoIP, other telecommunications products and/or other services to customers and could adversely affect our business, results of operations and financial condition.
In addition, states such as California have increasingly adopted or proposed, or may propose, regulations that may subject us to additional registration, reporting, resiliency and/or compliance obligations. If we become subject to several new and/or different interconnected and/or non-interconnected VoIP regulations at the state level, it may increase our compliance costs and the risk of enforcement action against us, which in turn could adversely affect our business, results of operations and financial condition.

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
In addition, Congress and the FCC are attempting to mitigate the prevalence of robocalls by requiring participation in a technical standard called Signature-based Handling of Asserted Information Using toKENs (“SHAKEN”) and Secure Telephone Identity Revisited (“STIR”) (together, “SHAKEN/STIR”), which allows voice carriers to authenticate caller ID, prohibiting malicious spoofing. The FCC continues to increase its focus on robocall mitigation, including by implementing orders and holding open proceedings related to robocalls and robotexts. We cannot predict whether the FCC will require more than the robocall and robotexting measures that we have started to implement. If the FCC were to implement new regulations or requirements that limited the types of customers allowed to use our platform or overly burdensome requirements for our customers, those actions could limit the customers that we are able to serve.
Similarly, in May 2021, the Biden administration issued an Executive Order requiring federal agencies to implement additional information technology security measures, including, among other things, requiring agencies to adopt multifactor authentication and encryption for data at rest and in transit to the maximum extent consistent with federal records laws and other applicable laws. Due to this Executive Order, federal agencies may require us to modify our cybersecurity practices and policies, thereby increasing our compliance costs. If we are unable to meet the requirements of the Executive Order, our ability to work with the U.S. government, whether directly or indirectly, may be impaired and may result in a loss of revenue.
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
As we continue to expand internationally, we have become subject to telecommunications laws and regulations in the foreign countries where we offer our products. Internationally, we currently offer our products in more than 180 countries and territories. Our international regulatory and business obligations, and the related challenges and resources involved, increase when we enter new countries and as our presence and market share in such countries grow.
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
In addition, in order to obtain allocations of, assign and retain Numbering Resources in the EU or certain other regions, we are often required to be licensed by local telecommunications regulatory authorities, some of which have been increasingly monitoring and regulating the categories of Numbering Resources that are eligible for provisioning to us or our customers, including restricting the use of types of numbers for particular use cases. For example, France has prohibited the use of mobile numbers for certain use cases, and Spain is considering similar rules. We have obtained licenses and are in the process of obtaining licenses in various countries in which we do business, but in some countries, the regulatory regime around provisioning of Numbering Resources is unclear, subject to change over time, and sometimes may conflict from jurisdiction to jurisdiction. Furthermore, these regulations and governments’ approach to their enforcement, as well as our products and services, are still evolving and we may be unable to maintain compliance with applicable regulations, or enforce compliance by our customers, on a timely basis or without significant cost. Also, compliance with these types of regulation may require changes in products or business practices that result in reduced revenue. Due to our or our customers’ assignment and/or use of Numbering Resources in certain countries in a manner that may violate applicable rules and regulations, we have been subjected to government inquiries and audits, and may in the future be subject to significant penalties or further governmental action, and in extreme cases, may be precluded from doing business in that particular country. We have also been forced to reclaim Numbering Resources from our customers as a result of certain events of non-compliance. These reclamations result in loss of customers, loss of revenue, reputational harm, erosion of customer trust, and may also result in breach of contract claims, all of which could have an adverse effect on our business, results of operations and financial condition.
Due to their limited availability, there are certain popular area code prefixes that we generally cannot obtain. Our inability to acquire or retain Numbering Resources for our operations may make our voice and messaging products less attractive to potential customers in the affected local geographic areas. In addition, future growth in our customer base, together with growth in the customer bases of other providers of cloud communications, has increased, which increases our dependence on needing sufficiently large quantities of Numbering Resources. It may become increasingly difficult to source larger quantities of Numbering Resources as we scale and we may need to pay higher costs for Numbering Resources, and Numbering Resources may become subject to more stringent regulation or conditions of usage such as the registration and ongoing compliance requirements discussed above.

Additionally, in some geographies, we support number portability, which allows our customers to transfer their existing phone numbers to us and thereby retain their existing phone numbers when subscribing to our voice and messaging products. Transferring existing numbers is a manual process that can take up to 15 business days or longer to complete. Any delay that we experience in transferring these numbers typically results from the fact that we depend on network service providers to transfer these numbers, a process that we do not control, and these network service providers may refuse or substantially delay the transfer of these numbers to us. Number portability is considered an important feature by many potential customers, and if we fail to reduce any related delays, then we may experience increased difficulty in acquiring new customers. We may also be required to compensate customers for certain failures in the porting process.
United States federal and state legislation and international laws impose certain obligations on the senders of commercial emails, which could minimize the effectiveness of our platform, and establish financial penalties for non-compliance, which could increase the costs of our business.
The Federal Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003 (the “CAN-SPAM Act”) establishes certain requirements for commercial email messages and transactional email messages and specifies penalties for the transmission of email messages that are intended to deceive the recipient as to source or content. Among other things, the CAN-SPAM Act, obligates the sender of commercial emails to provide recipients with the ability to “opt-out” of receiving future commercial emails from the sender. In addition, some states have passed laws regulating commercial email practices that are significantly more restrictive and difficult to comply with than the CAN-SPAM Act. For example, certain states prohibit the sending of email messages that advertise products or services that minors are prohibited by law from purchasing or that contain content harmful to minors to email addresses listed on specified child protection registries. Some portions of these state laws may not be preempted by the CAN-SPAM Act. In addition, certain non-U.S. jurisdictions in which we operate have enacted laws regulating the sending of email that are more restrictive than U.S. laws. For example, some foreign laws prohibit sending broad categories of email unless the recipient has provided the sender advance consent (or “opted-in”) to receipt of such email. If we were found to be in violation of the CAN-SPAM Act, applicable state laws governing email not preempted by the CAN-SPAM Act or foreign laws regulating the distribution of email, whether as a result of violations by our customers or our own acts or omissions, we could be required to pay large penalties, which would adversely affect our financial condition, significantly harm our business, injure our reputation and erode customer trust. The terms of any injunctions, judgments, consent decrees or settlement agreements entered into in connection with enforcement actions or investigations against our company in connection with any of the foregoing laws may also require us to change one or more aspects of the way we operate our business, which could impair our ability to attract and retain customers or could increase our operating costs.
Our customers’ and other users’ violation of our policies or other misuse of our platform to transmit unwanted, offensive or illegal messages, spam, phishing scams, links to harmful applications or for other fraudulent or illegal activity could damage our reputation, and we may face a risk of regulatory penalties, litigation and liability for illegal activities on our platform and unauthorized, inaccurate, or fraudulent information distributed via our platform.
The actual or perceived improper sending of text messages or voice calls may subject us to potential risks, including liabilities or claims relating to consumer protection laws and regulatory enforcement, including fines. For example, the TCPA restricts telemarketing and the use of automatic SMS text messages without prior express consent. TCPA violations can result in significant financial penalties, as businesses can incur penalties or criminal fines imposed by the FCC or be fined up to $1,500 per violation through private litigation or state attorneys general or other state actor enforcement. Class action suits are the most common method for private enforcement. This has resulted in civil claims against our company and requests for information through third-party subpoenas. The scope and interpretation of the laws that are or may be applicable to the delivery of text messages or voice calls are continuously evolving and developing. If we do not comply with these laws or regulations or if we become liable under these laws or regulations due to the failure of our customers to comply with these laws, we could face direct liability.
Moreover, certain customers may use our platform to transmit unwanted, offensive or illegal messages, calls, spam, phishing scams, and website links to harmful applications, reproduce and distribute copyrighted material or the trademarks of others without permission, and report inaccurate or fraudulent data or information. These issues also arise with respect to a portion of those users who use our platform on a free trial basis or upon initial use. These actions are in violation of our policies and in particular, our Acceptable Use Policy. For example, in 2023, we received a cease-and-desist letter from the FCC alleging that we were transmitting illegal robocall traffic that originated from an independent software vendor customer and their end user customer. In response, we suspended the customers’ accounts and sent the FCC a follow-up letter detailing our fraud mitigation practices and various planned improvements to reduce future risks. However, our efforts to defeat spamming attacks, illegal robocalls and other fraudulent activity will not prevent all such attacks and activity. Such use of our platform could damage our reputation and we could face claims for damages, regulatory enforcement, copyright or trademark infringement, defamation, negligence, or fraud. Furthermore, enacting more stringent controls on our customers’ use of our platform to combat such violations of our Acceptable Use Policy could increase friction for our legitimate customers and decrease their use of our platform.
Our customers’ and other users’ promotion of their products and services through our platform might not comply with federal, state, and foreign laws or of contractual requirements imposed by carriers, such as the CTIA Shortcode Agreement, The Campaign Registry, and similar policies. We rely on contractual representations made to us by our customers that their use of our platform will comply with our policies and applicable law, including, without limitation, our email and messaging policies. Although we retain the right to verify that customers and other users are abiding by certain contractual terms, our Acceptable Use Policy and our email and messaging policies and, in certain circumstances, to review their email, messages and distribution lists, our customers and other users are ultimately responsible for compliance with our policies, and we do not systematically audit our customers or other users to confirm compliance with our policies. We cannot predict whether our role in facilitating our customers’ or other users’ activities will result in violations of carrier policies which could result in fines, administrative delays, or service interruptions. We also cannot predict whether our role in facilitating our customers’ or other users’ activities would expose us to liability under applicable state or federal law, or whether that possibility could become more likely if changes to current laws regulating content moderation, such as Section 230 of the Communications Decency Act, are enacted. If we are found liable for our customers’ or other users’ activities, we could be required to pay fines or penalties, redesign business methods or otherwise expend resources to remedy any damages caused by such actions and to avoid future liability.
Additionally, our products may be subject to fraudulent usage, including but not limited to revenue share fraud, domestic traffic pumping, subscription fraud, premium text message scams and other fraudulent schemes, such as phishing. Although our customers are required to set passwords or personal identification numbers to protect their accounts, third parties have in the past been, and may in the future be, able to access and use their accounts through fraudulent means. Furthermore, spammers attempt to use our products to send targeted and untargeted spam messages. We cannot be certain that our efforts to defeat spamming attacks will be successful in eliminating all spam messages from being sent using our platform. In addition, a security breach of, or security incident impacting, our customers’ systems could result in exposure of their authentication credentials, unauthorized access to their accounts or fraudulent calls on their accounts, any of which could adversely affect our business, results of operations and financial condition.
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
The current legislative and regulatory landscape regarding the regulation of the internet is subject to uncertainty. For example, in January 2025, the U.S. Court of Appeals for the Sixth Circuit struck down the FCC’s net neutrality rules, and it is unlikely that similar federal rules will be adopted beyond those intended to preempt state regulation. Without federal net neutrality rules, we cannot predict whether internet access service providers may be able to limit our users’ ability to access our platform or make our platform a less attractive alternative to our competitors’ applications. Moreover, several states such as California have enacted or are considering state-level legislation or executive action that would implement certain net neutrality protections. State broadband regulations have been upheld by courts in certain jurisdictions, creating the potential for a patchwork of disparate regulatory regimes.
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
Our global operations subject us to potential liability under export controls, economic sanctions, customs, anti-corruption, and other laws and regulations, and violating these laws could subject us to liability and impair our ability to compete in international markets.
Certain of our products and services may be subject to international trade laws, including the U.S. Export Administration Regulations, U.S. customs laws, and U.S. economic and trade sanctions as well as similar laws and regulations in other countries in which we do business. Exports and imports of our products and the provision of our services must be made in compliance with these laws. We take precautions to prevent our products from being imported or exported and our services from being provided in violation of these laws; however, we are aware of certain of our products and services being provided to a small number of individuals and entities that are the subject of, or are located in countries or regions subject to, sanctions regulations administered by U.S. and foreign governmental authorities. If we fail to comply with these laws, we and certain of our employees could be subject to substantial civil or criminal penalties, including: the possible loss of export privileges; fines, which may be imposed on us and responsible employees or managers; criminal liability, which may be imposed on us and responsible employees or managers; and, in extreme cases, the incarceration of responsible employees or managers.
Any change in these laws or other regulatory requirements affecting trade and investments, shift in the enforcement or scope of existing laws, or change in the countries, governments, persons or technologies targeted by such regulations, could also result in decreased use of our products and services, or in our decreased ability to export our products or provide our services to existing or prospective customers outside of the United States. Any decreased use of our products and services or limitations on our ability to export our products and provide our services could adversely affect our business, results of operations and financial condition.
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
We are also subject to U.S. and foreign anti-corruption and anti-bribery laws, including the Foreign Corrupt Practices Act, as amended (“FCPA”), the UK Bribery Act 2010, and other anti-corruption laws and regulations in the countries in which we conduct activities. Anti-corruption laws are interpreted broadly and generally prohibit companies, their employees, agents, representatives, business partners, and third-party intermediaries from directly or indirectly authorizing, offering, or providing, improper payments or things of value to recipients in the public or private sector, and also require that we maintain accurate books and records and adequate internal controls and compliance procedures designed to prevent violations. We sometimes leverage third parties to sell our products and conduct our business abroad. We, our employees, agents, representatives, business partners and third-party intermediaries may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities and we may be held liable for the corrupt or other illegal activities of these employees, agents, representatives, business partners or third-party intermediaries even if we do not explicitly authorize such activities. It is possible that our employees, agents, representatives, business partners or third-party intermediaries could fail to comply with our policies and applicable laws and regulations, for which we may ultimately be held responsible. Any allegations or violation of the FCPA or other applicable anti-bribery and anti-corruption laws and anti-money laundering laws could result in whistleblower complaints, sanctions, settlements, prosecution, enforcement actions, significant fines and penalties, damages, adverse media coverage, investigations, loss of export privileges, severe criminal or civil sanctions, or suspension or debarment from government contracts, all of which may have an adverse effect on our reputation, business, results of operations, and prospects. Responding to any investigation or action would likely result in a materially significant diversion of management’s attention and resources, significant defense costs and other professional fees.

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
As our international operations expand, our exposure to the effects of fluctuations in currency exchange rates grows. For example, global geopolitical events, economic events, public health epidemics and pandemics, actual or potential tariffs and other events have caused global economic uncertainty and variability in foreign currency exchange rates. While we have primarily transacted with customers and business partners in U.S. dollars, we have also conducted business in currencies other than the U.S. dollar. We expect to expand the number of transactions with customers that are denominated in foreign currencies in the future as we continue to expand our business internationally. We also incur expenses for some of our network service provider costs outside of the United States in local currencies and for employee compensation and other operating expenses at our non-U.S. locations in the respective local currency. Fluctuations in the exchange rates between the U.S. dollar and other currencies could result in an increase to the U.S. dollar equivalent of such expenses.
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
As of December 31, 2024, we had $1.0 billion of indebtedness outstanding (excluding intercompany indebtedness). Our indebtedness may:
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
We rely on assumptions and estimates to calculate certain of our business metrics that we disclose in SEC filings, press releases and other materials, including Active Customer Accounts and Dollar-Based Net Expansion Rate. Our metrics are not based on any standardized industry methodology and are not necessarily calculated in the same manner or comparable to similarly titled measures presented by other companies. Similarly, our metrics may differ from estimates published by third parties or from similarly titled metrics of our competitors due to differences in methodology. The numbers that we use to calculate our metrics are based on internal data and may be compiled from multiple systems, including systems that are organically developed or acquired through business combinations. While these numbers are based on what we believe to be reasonable judgments and estimates for the applicable period of measurement, there are inherent challenges in measuring our business or components of our business. We regularly review our processes for calculating these metrics, and from time to time we may make adjustments to improve their accuracy or relevance. Further, as our business develops, we may revise or cease reporting metrics if we determine that such metrics are no longer appropriate measures of our performance. If investors or analysts do not perceive our metrics to be accurate representations of our business, or if they disagree with our methodologies, or if we discover material inaccuracies in our metrics, our reputation, business, results of operations, and financial condition would be harmed.
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
We review our intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. As of December 31, 2024, we carried a net $5.5 billion of goodwill and intangible assets. An adverse change in market conditions or significant changes in accounting conclusions, particularly if such changes have the effect of changing one of our critical assumptions or estimates, could result in a change to the estimation of fair value that could result in an impairment charge to our goodwill or intangible assets. For example, during the year ended December 31, 2023, we recorded an impairment of intangible assets related to Segment totaling approximately $285.7 million, as described in additional detail in Note 6 to our consolidated financial statements included in our Annual Report on Form 10-K filed with the SEC on February 27, 2024. Any such charges may adversely affect our results of operations.
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
As of December 31, 2024, we had U.S. federal, state and foreign net operating loss carryforwards (“NOLs”), of $2.8 billion, $2.4 billion and $0.8 billion, respectively. Utilization of these NOL carryforwards depends on our future taxable income, and there is risk that a portion of our existing NOLs could expire unused, and that even if we achieve profitability, the use of our unexpired NOLs would be subject to limitations, which could materially and adversely affect our operating results. U.S. federal NOLs generated in taxable years beginning before January 1, 2018, may be carried forward only 20 years to offset future taxable income, if any. Under current law, U.S. federal NOLs generated in taxable years beginning after December 31, 2017 can be carried forward indefinitely, but the deductibility of such U.S. federal NOLs is generally limited to 80% of taxable income. Our state NOLs may also be subject to limitations, including periods during which the use of state NOL carryforwards is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. For example, California recently enacted legislation that limits the use of state NOLs for taxable years beginning on or after January 1, 2024 and before January 1, 2027.
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
Historically, we have not billed or collected taxes in certain jurisdictions and, in accordance with GAAP, we have recorded a provision for our tax exposure in these jurisdictions when it is both probable that a liability has been incurred and the amount of the exposure can be reasonably estimated. We reserved $41.4 million on our December 31, 2024 balance sheet for these tax payments. These estimates include several key assumptions, including, but not limited to, the taxability of our products, the jurisdictions in which we believe we have nexus or a permanent establishment, and the sourcing of revenues to those jurisdictions. In the event these jurisdictions challenge our assumptions and analysis, our actual exposure could differ materially from our current estimates and reserves. If the actual payments we make to any jurisdiction exceed the accrual in our balance sheet, our results of operations would be harmed. In addition, some customers may question the incremental tax charges and seek to negotiate lower pricing from us, which could adversely affect our business, results of operations and financial condition.
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
•the financial projections or targets we may provide to the public, any changes in those projections or targets, or our failure to meet those projections or targets;
•announcements by us or our competitors of new products or services or related to acquisitions of businesses, products or technologies;
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
•any significant change in our management, including changes in the pace of hiring; and
•general political, social, economic and market conditions, in both domestic and foreign markets, and slow or negative growth of our markets.
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
In January 2025, our board of directors authorized the repurchase of up to $2.0 billion of our common stock from time to time through a share repurchase program. As of December 31, 2024, we had repurchased $3.0 billion of outstanding shares of our common stock under prior authorizations that expired on December 31, 2024. Under our share repurchase program, we may make repurchases of stock through a variety of methods, including open share market purchases, privately negotiated purchases, entering into one or more confirmations or other contractual arrangements with a financial institution counterparty to effectuate one or more accelerated stock repurchase contracts, forward purchase contracts or similar derivative instruments, Dutch auction tender offers, or through a combination of any of the foregoing, in accordance with applicable federal securities laws. Our share repurchase program terminates at 11:59 pm Pacific Time on December 31, 2027, does not obligate us to repurchase any specific number of shares, and may be suspended at any time at our discretion and without prior notice. The timing and amount of any repurchases, if any, will be subject to liquidity, stock price, market and economic conditions, compliance with applicable legal requirements such as Delaware surplus and solvency tests and other relevant factors. Any failure to repurchase stock after we have announced our intention to do so may negatively impact our reputation and investor confidence in us and may negatively impact our stock price.
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
General Risks
Our business is subject to the risks of pandemics, earthquakes, fire, floods and other natural catastrophic events, and to interruption by man-made problems such as power disruptions, computer viruses, security breaches and incidents, terrorism or war.
Our business operations are subject to interruption by natural disasters, flooding, fire, power shortages, public health epidemics or pandemics, terrorism, political unrest, cyber-attacks, geopolitical instability, war, the effects of climate change and other events beyond our control. For example, our corporate headquarters are located in the San Francisco Bay Area, a region known for seismic activity. A significant natural disaster, such as an earthquake, fire or flood, occurring at our headquarters, at one of our other facilities or where a business partner is located could adversely affect our business, results of operations and financial condition. Further, if a natural disaster or man-made problem were to affect our service providers, this could adversely affect the ability of our customers to use our products and platform. Natural disasters, public health epidemics or pandemics, such as the COVID-19 pandemic, and geopolitical events could cause disruptions in our or our customers’ businesses, national economies or the world economy as a whole.

We also rely on our network and third-party infrastructure and enterprise applications and internal technology systems for our engineering, sales and marketing, and operations activities. Although we maintain incident management and disaster response plans, in the event of a major disruption caused by a natural disaster or man-made problem, we may be unable to continue our operations and may endure system interruptions and outages, reputational harm, delays in our development activities, lengthy interruptions in service, security breaches and incidents and loss or unavailability of critical data, any of which could adversely affect our business, results of operations and financial condition.
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
There is an increasing focus on ESG matters from governmental authorities, investors, customers and other stakeholders, whose expectations are evolving and may be contradictory. Our decisions regarding ESG-related initiatives, goals, or commitments, including whether to pursue them, and/or the extent to which we achieve them, may be scrutinized and could negatively impact our reputation, result in reduced customer demand or certain investors not purchasing or holding our stock, harm our ability to attract and retain qualified employees, or otherwise materially harm our business. Additionally, compliance with current or future legal requirements or stakeholder expectations regarding ESG matters, including disclosure and reporting obligations, may result in increased costs, and legal and operational risks.
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
•Risk Assessment. We devote significant resources and designate high-level personnel, including our ERC, which includes our CDO, our CISO, our Chief Legal Officer (“CLO”), our Vice President of Internal Audit, and our Vice President of Ethics, Compliance and Risk Management, to manage the cybersecurity risk assessment and mitigation process. We conduct security assessments both internally and with the assistance of third parties to identify cybersecurity threats periodically and to identify any potentially material changes in our business practices that may affect information systems that are vulnerable to such cybersecurity threats. These security assessments include identification of reasonably foreseeable internal and external risks, the likelihood and potential impact of such risks, and the sufficiency and effectiveness of existing policies, procedures, systems, and controls to manage such risks. Risk themes identified during our risk assessments guide annual cybersecurity planning activities and investments to improve security coverage, technology capabilities and processes.
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

Our board of directors administers its cybersecurity risk oversight function as a whole, as well as through our audit committee. Our audit committee receives regular presentations and reports on cybersecurity risks, which address a wide range of topics including recent developments, evolving standards, vulnerability assessments, third-party and independent reviews, the threat environment, technological trends and information security considerations arising with respect to our peers and third parties, and risks relating to cybersecurity incidents. Our board of directors has previously received quarterly updates from our audit committee on ERM and cybersecurity risks after the audit committee is updated by management but, as a reflection of the importance we place on managing and overseeing cybersecurity risk, management expects to provide quarterly updates directly to the board of directors beginning in 2025.
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
Our CDO has over 25 years of experience at technology companies and has been in the security space for over 18 years, including serving as chief security officer at a public company and leading security engineering at another public company. Our CDO also serves on the board of directors of a publicly traded cybersecurity company. Our CDO holds an undergraduate degree in electronics engineering and a graduate degree in business administration and management. Our CISO has over 18 years of experience managing cybersecurity risks in the technology industry, including serving as the acting chief security officer at a public company and holding other senior cybersecurity leadership and operational roles at other companies. Our CISO holds an undergraduate degree in computer engineering and graduate degrees in electrical engineering and business administration. Our CFO, VP of Internal Audit, and VP of Ethics, Compliance and Risk Management each hold undergraduate and/or graduate degrees in their respective fields, and have over 10 years of experience managing risks at the Company and at similar companies, including risks arising from cybersecurity threats.
If one of the roles described in this Item 1C is vacant, another senior member of the applicable functional team is selected to serve on our ERC, CITF, or any other applicable committees or task forces on an interim basis, as needed.
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
We believe that our facilities are adequate and suitable for our current needs and that, should it be needed, suitable additional or alternative space will be available to accommodate our operations.
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
Holders of Record
As of January 31, 2025, we had 225 holders of record of our Class A common stock. There are no holders of record of our Class B common stock. The actual number of stockholders is greater than this number of holders of record and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.
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
We have presented below the cumulative five-year total return to our stockholders in comparison to the S&P 500 Index and S&P 500 Information Technology Index. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock and in each respective index at the market closing price on the last trading day for the fiscal year ended December 31, 2019, and its relative performance is tracked through the last trading day for the fiscal year ended December 31, 2024. The comparisons are based on historical data and are not indicative of, nor intended to forecast, the future performance of our common stock.

Sales of Unregistered Securities
During the year ended December 31, 2024, we issued 88,408 shares of our unregistered common stock to an independent donor advised fund to further our Twilio.org philanthropic goals. The shares were “restricted securities” for purposes of Rule 144 under the Securities Act, and had an aggregate fair market value on the date of donation of $5.9 million. The foregoing transaction did not involve any underwriters, any underwriting discounts or commissions, or any public offering. We believe the offer, sale and issuance of the above shares were exempt from registration under the Securities Act by virtue of Section 4(a)(2) of the Securities Act because the issuance of the shares did not involve a public offering.
Issuer Purchases of Equity Securities
The following table summarizes the share repurchase activity for the three months ended December 31, 2024:

	Total Number of Shares Purchased(1)	Average Price Paid Per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
	(In thousands)		(In thousands)	(In millions)
October 1 - 31, 2024	2,527	$69.85	2,527	$236
November 1 - 30, 2024	1,405	$96.12	1,405	$101
December 1 - 31, 2024	916	$109.77	916	$—
	4,848		4,848
_____________________________
(1) In February 2023, our board of directors authorized the repurchase of up to $1.0 billion in aggregate value of our Class A common stock. In March 2024, our board of directors authorized the repurchase of an additional $2.0 billion in aggregate value of our Class A common stock. As of December 31, 2024, we repurchased $3.0 billion of outstanding shares of our Class A common stock under these prior authorizations, which expired on December 31, 2024. In January 2025, our board of directors authorized a new program to repurchase up to $2.0 billion in aggregate value of our Class A common stock, which expires on December 31, 2027. Repurchases under this program can be made through open market transactions, privately negotiated transactions and other means in compliance with applicable federal securities laws, including through Rule 10b5-1 plans. We have discretion in determining the conditions under which shares may be repurchased from time to time. Refer to Note 18 — Stockholders' Equity in Part II, Item 8, of this Annual Report on Form 10-K for additional information related to share repurchases.

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
Overview
We envision a world in which every digital interaction between businesses and their customers is amazing. By combining our leading communications capabilities, plus rich contextual data, plus generative and predictive AI, we enable businesses of all sizes to revolutionize how they engage with their customers by delivering seamless, trusted and personalized customer experiences at scale. We offer communications APIs that enable developers to embed numerous forms of messaging, voice, email and video interactions into their customer-facing applications, as well as software products that target specific engagement needs, including our customer data platform, digital engagement centers, marketing campaigns, and user authentication and identity solutions. This combination of flexible APIs and software solutions helps businesses of all sizes and across numerous industries to benefit from smarter and more streamlined engagement at every step of the customer journey, including reduced customer acquisition costs, lasting loyalty and increased customer value. Our platform, which combines our highly customizable communications APIs with customer data management capabilities and AI-powered predictions and recommendations, allows businesses to break down data silos and build a comprehensive single source for their customer data that is organized into unique profiles that are easily accessible by all their business teams. Empowered with this information and the insights it enables, businesses using our platform can provide robust, personalized and effective communications to their customers at every stage of their customer relationships at scale. The value proposition of our offerings has become stronger and our products have become more strategic to our customers as businesses are increasingly prioritizing building more personalized and differentiated customer engagement experiences through digital channels.
On January 1, 2025, we realigned our business unit structure into a functional support model under one organization. We believe that operating as one organization best positions us as we seek to deliver one trusted, smart and integrated platform that enables more personalized communications and engagements for customers. Despite realigning our organizational structure, we continue to have two reportable segments. Our Communications reportable segment consists of a variety of APIs and software solutions to optimize communications between our customers and their end users. Our key offerings in our Communications reportable segment include Messaging, Voice, Email (which includes Marketing Campaigns), Flex, and User Authentication and Identity. Our Segment reportable segment consists of software products that enable businesses to leverage their contextual data to create unique customer profiles and achieve more effective customer engagement. Our key offering in our Segment reportable segment is our Segment product.

For a comprehensive overview of our business, our platform and our products refer to Part I, Item 1, “Business,” included elsewhere in this Annual Report on Form 10-K.

In the years ended December 31, 2024, 2023, and 2022, our revenue was $4.5 billion, $4.2 billion and $3.8 billion, respectively, and our net loss was $109.4 million, $1.0 billion and $1.3 billion, respectively. In the years ended December 31, 2024, 2023, and 2022, our 10 largest Active Customer Accounts generated an aggregate of 10%, 10% and 12% of our total revenue, respectively.
Factors Affecting Our Results of Operations
We are focused on innovation, profit, and growth. To increase revenue and grow market share, we intend to drive product innovation, leverage predictive and generative AI, further enhance our ISV, reseller and other partner relationships, improve our self-service capabilities, cross-sell our products, expand internationally, enhance Segment data warehouse interoperability, and reduce time to value for Segment. We also intend to optimize our business and take measures to reduce costs, including simplifying and further automating our business processes, modernizing our infrastructure, focusing on self-service, leveraging AI, enacting certain workforce planning initiatives, optimizing utilization of our distributed workforce and implementing other initiatives targeted at improving efficiencies in our business.
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
Our gross profit and gross margin are impacted by a number of factors, including our product mix; our ability to manage our cloud infrastructure‑related and network service provider fees, including A2P SMS fees; changes in foreign exchange rates; the timing of amortization of capitalized software development costs and acquired intangibles; the extent to which we periodically choose to adjust prices of our products; and the timing and extent of our investments in our operations. Our gross margin is also impacted by the mix of U.S. messaging termination compared to international messaging termination, as international messaging has lower gross margins.
We migrated part of Segment’s architecture to a new infrastructure provider in 2024, which we expect will allow us to recognize greater operational efficiency and scale up new AI-driven products and features. This migration resulted in overlapping expenses with our original and new vendors for much of 2024, which negatively impacted Segment gross margins. The migration was largely completed as of December 31, 2024.
In 2024, we introduced a company-wide annual cash bonus program to reduce our use of equity compensation. The bonus payout amount for each eligible participant is determined based on the Company and the individual full year performance metrics. In the year ended December 31, 2024, we recorded $134.1 million of expense related to this program. The program provided for a 25% mid-year bonus cash payment in its initial year only, which resulted in a $24.3 million cash payment in July 2024. As of December 31, 2024, the accrued bonus liability was $109.8 million recorded in the accrued expenses and other current liabilities in our consolidated balance sheet included elsewhere in this Annual Report on Form 10-K. The bonus will be paid in March of 2025. The introduction of this bonus program and reduction of our use of equity compensation impacted our expenses commencing in 2024. We expect that the reduction of our use of equity compensation will reduce our operating expenses in future periods.
In February 2023, one of our customers, Oi SA, a Brazilian telecom company, initiated reorganization proceedings in a Brazilian bankruptcy court and exposed us to risks on collections of pre-petition receivables and ongoing revenue. In April 2024, the creditors of Oi SA approved a Judicial Reorganization Plan (the “Oi Reorganization Plan”) that aims to ensure Oi SA’s operational feasibility and continuity of activities and further provides extended and discounted payment terms for pre-petition receivables. The Oi Reorganization Plan was subsequently ratified by the Brazilian bankruptcy court and contains various contingencies. As a result of a reduction in ongoing payment activity from this customer, as of December 31, 2024, we have fully reserved the pre-petition and post-petition accounts receivable due from Oi SA of $15.2 million and $13.5 million, respectively.
Key Business Metrics
We review a number of operational and financial metrics, including Active Customer Accounts and Dollar-Based Net Expansion Rate, to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans and make strategic decisions.
The following table summarizes our year-over-year revenue growth and Dollar-Based Net Expansion Rate for the years ended December 31, 2024, 2023 and 2022, and the number of Active Customer Accounts as of December 31, 2024, 2023 and 2022.

	Year Ended
	December 31,
	2024	2023	2022
Active Customer Accounts	325,000	305,000	290,000
Total Revenue (in thousands)	$4,458,036	$4,153,945	$3,826,321
Total Revenue Growth Rate	7%	9%	35%
Dollar-Based Net Expansion Rate	104%	103%	121%

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
Our business and customer relationships have grown since we began reporting the number of Active Customer Accounts using the above definition, which is anchored to a minimum $5 monthly revenue figure. We have a large number of Active Customer Accounts with relatively low individual spend that in the aggregate do not drive a significant portion of our revenue. Due to this dynamic, we believe that the number of Active Customer Accounts, as currently defined, is less informative now as an indicator of the growth of our business and future revenue trends than it has been in prior periods. In the three years ended December 31, 2024, 2023 and 2022, revenue from Active Customer Accounts represented over 99% of total revenue in each period.
Dollar‑Based Net Expansion Rate
Our Dollar-Based Net Expansion Rate compares the total revenue from all Active Customer Accounts and customer accounts from Zipwhip in a quarter to the same quarter in the prior year. To calculate the Dollar-Based Net Expansion Rate, we first identify the cohort of Active Customer Accounts and customer accounts from Zipwhip that were Active Customer Accounts or customer accounts from Zipwhip in the same quarter of the prior year. The Dollar-Based Net Expansion Rate is the quotient obtained by dividing the revenue generated from that cohort in a quarter, by the revenue generated from that same cohort in the corresponding quarter in the prior year. When we calculate Dollar-Based Net Expansion Rate for periods longer than one quarter, we use the average of the applicable quarterly Dollar-Based Net Expansion Rates for each of the quarters in such period. Revenue from acquisitions does not impact the Dollar-Based Net Expansion Rate calculation until the quarter following the one-year anniversary of the applicable acquisition, unless the acquisition closing date is the first day of a quarter. As a result, for the year ended December 31, 2024, our Dollar-Based Net Expansion Rate excludes the contributions from acquisitions made after October 1, 2023. Revenue from divestitures does not impact the Dollar-Based Net Expansion Rate calculation beginning in the quarter the divestiture closed, unless the divestiture closing date is the last day of a quarter. As a result, for the year ended December 31, 2024, our Dollar-Based Net Expansion Rate excludes the contributions from divestitures made after December 31, 2023. Communications Dollar-Based Net Expansion Rate and Segment Dollar-Based Net Expansion Rate are calculated using the same methodology, but using only revenue attributable to the respective segment and Active Customer Accounts and customer accounts from Zipwhip for that respective segment.
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

The majority of our Communications reportable segment revenue is derived from usage-based fees. The usage-based fees are earned when customers access our cloud-based platform and start using our products. Examples of our primarily usage-based Communications products are Messaging and Voice. For Messaging products, we primarily charge fees related to the number of text messages sent or received. For Voice products, we primarily charge fees for minutes of call duration. Examples of our primarily subscription-based Communications products are Email (which includes Marketing Campaigns) and Flex. For these products, we recognize revenue evenly over the contract term.
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
Most of our usage-based customers gain access to our platform through our self-service sign-up format, which requires an upfront prepayment via credit card that is drawn down as they use our products. Pricing is generally based on a publicly available, self-serve pricing matrix that generally allows customers to receive tiered discounts as their usage of our products increases. Many of our larger usage-based customers enter into contractual arrangements with us for a period of at least 12 months. These contracts may include negotiated terms and typically include minimum revenue commitments of varying durations. Usage-based customers subject to such contracts are typically invoiced monthly in arrears for products used. In the years ended December 31, 2024, 2023 and 2022, we generated 72%, 71% and 73% of our revenue, respectively, from usage-based fees.
Subscription-based fees are earned in accordance with subscription pricing terms. For our subscription-based products, customers generally enter into negotiated contracts, which are typically one to three years in duration. Subscription customers are generally invoiced in advance at the start of the contract term. In the years ended December 31, 2024, 2023 and 2022, we generated 28%, 29% and 27% of our revenue, respectively, from non-usage‑based fees.
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
General and Administrative. General and administrative expenses consist primarily of personnel costs for our accounting, finance, legal, human resources and administrative support personnel. General and administrative expenses also include costs related to business acquisitions and dispositions, legal and other professional services fees, certain taxes, depreciation and amortization, charitable contributions and an allocation of our general overhead expenses. General and administrative expenses are allocated to each segment when they are directly attributable to each segment or are allocated to segments based on methodologies that best reflect the patterns of consumption of these costs. A significant portion of general and administrative costs, such as costs related to corporate governance and certain costs related to legal, human resources, finance and accounting functions, are not allocated to segments because they support company-wide processes and are managed on a company-wide level.
Restructuring Costs. Restructuring costs consist primarily of personnel costs, such as employee severance payments, benefits and certain facilitation costs, associated with our workforce reductions. Restructuring costs also include stock-based compensation expense related to vesting of stock-based awards of the impacted employees.
Impairment of Long-Lived Assets. Impairment of long-lived assets consists of impairment of intangible assets and certain operating right-of-use assets and the associated leasehold improvements and property and equipment when the carrying amounts of these assets exceed their respective fair values.
Other Expenses, Net
Our other expenses, net, consist primarily of our share of losses from our equity method investment, impairment charges and gains and losses related to our strategic investments, realized gains and losses from marketable securities, interest income and expense and debt-related costs.
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

Non-GAAP Financial Measures
We use the following non‑GAAP financial information to evaluate our ongoing operations and for internal planning and forecasting purposes. We believe that non‑GAAP financial information may be helpful to investors because it provides consistency and comparability with past financial performance, facilitates period‑to‑period comparisons of results of operations and assists in comparisons with other companies, many of which use similar non‑GAAP financial information to supplement their results of operations reported in accordance with generally accepted accounting principles (“GAAP”). We believe free cash flow and free cash flow margin provide useful supplemental information to help investors understand underlying trends in our business and our liquidity.
Non‑GAAP financial information is presented for supplemental informational purposes only, should not be considered a substitute for financial information presented in accordance with GAAP, and may be different from similarly‑titled non‑GAAP measures used by other companies. Whenever we use a non‑GAAP financial measure, a reconciliation is provided to the most closely applicable financial measure stated in accordance with GAAP. The users of our consolidated financial statements are encouraged to review the related GAAP financial measures and the reconciliation of these non‑GAAP financial measures to their most directly comparable GAAP financial measures.
Non‑GAAP Gross Profit and Non‑GAAP Gross Margin
For the periods presented, we define non‑GAAP gross profit and non‑GAAP gross margin as GAAP gross profit and GAAP gross margin, respectively, adjusted to exclude, as applicable, certain expenses as presented in the table below:

	Year Ended December 31,
	2024	2023	2022
Reconciliation:	(In thousands)
GAAP gross profit	$2,278,212	$2,043,930	$1,813,577
GAAP gross margin	51%	49%	47%
Non-GAAP adjustments:
Stock-based compensation	22,001	26,343	21,136
Amortization of acquired intangibles	62,728	113,266	122,653
Payroll taxes related to stock-based compensation	1,133	699	539
Non-GAAP gross profit	$2,364,074	$2,184,238	$1,957,905
Non-GAAP gross margin	53%	53%	51%

Non‑GAAP Operating Expenses
For the periods presented, we define non‑GAAP operating expenses (including categories of operating expenses) as GAAP operating expenses (and categories of operating expenses) adjusted to exclude, as applicable, certain expenses as presented in the table below:

	Year Ended December 31,
	2024	2023	2022
Reconciliation:	(In thousands)
GAAP operating expenses	$2,331,920	$2,920,471	$3,018,885
Non-GAAP adjustments:
Stock-based compensation	(591,428)	(636,499)	(763,149)
Amortization of acquired intangibles	(49,123)	(79,041)	(83,528)
Acquisition and divestiture related expenses	—	(5,555)	(2,621)
Loss on net assets divested	—	(32,277)	—
Payroll taxes related to stock-based compensation	(8,509)	(12,286)	(23,293)
Charitable contributions	(19,907)	(17,346)	(9,541)
Restructuring costs	(13,273)	(165,733)	(76,636)
Impairment of long-lived assets	—	(320,504)	(97,722)
Non-GAAP operating expenses	$1,649,680	$1,651,230	$1,962,395
Non‑GAAP Income (Loss) from Operations and Non‑GAAP Operating Margin
For the periods presented, we define non‑GAAP income (loss) from operations and non‑GAAP operating margin as GAAP loss from operations and GAAP operating margin, respectively, adjusted to exclude, as applicable, certain expenses as presented in the table below:

	Year Ended December 31,
	2024	2023	2022
Reconciliation:	(In thousands)
GAAP loss from operations	$(53,708)	$(876,541)	$(1,205,308)
GAAP operating margin	(1)%	(21)%	(32)%
Non-GAAP adjustments:
Stock-based compensation	613,429	662,842	784,285
Amortization of acquired intangibles	111,851	192,307	206,181
Acquisition and divestiture related expenses	—	5,555	2,621
Loss on net assets divested	—	32,277	—
Payroll taxes related to stock-based compensation	9,642	12,985	23,832
Charitable contributions	19,907	17,346	9,541
Restructuring costs	13,273	165,733	76,636
Impairment of long-lived assets	—	320,504	97,722
Non-GAAP income (loss) from operations	$714,394	$533,008	$(4,490)
Non-GAAP operating margin	16%	13%	—%

Free Cash Flow and Free Cash Flow Margin
For the periods presented, we define free cash flow as net cash provided by (used in) operating activities less capitalized software development costs and purchases of long-lived and intangible assets, and we define free cash flow margin as free cash flow divided by revenue, as presented in the table below:

	Year Ended December 31,
	2024	2023	2022
Reconciliation:	(In thousands)
Net cash provided by (used in) operating activities	$716,241	$414,752	$(254,368)
Operating cash flow margin	16%	10%	(7)%
Non-GAAP adjustments:
Capitalized software development costs	(51,808)	(39,925)	(45,761)
Purchases of long-lived and intangible assets	(6,978)	(11,310)	(34,421)
Free cash flow	$657,455	$363,517	$(334,550)
Free cash flow margin	15%	9%	(9)%
Net cash provided by (used in) investing activities	$1,370,837	$228,603	$(616,452)
Net cash (used in) provided by financing activities	$(2,311,572)	$(643,610)	$45,007

Results of Operations
The following table sets forth our results of operations for the periods presented. The period-to-period comparison of our historical results are not indicative of the results that may be expected in the future.

	Year Ended December 31,
	2024	2023	2022
Consolidated Statements of Operations Data:	(In thousands, except share and per share amounts)
Revenue	$4,458,036	$4,153,945	$3,826,321
Cost of revenue (1) (2)	2,179,824	2,110,015	2,012,744
Gross profit	2,278,212	2,043,930	1,813,577
Operating expenses:
Research and development (1) (2)	1,008,747	942,790	1,079,081
Sales and marketing (1) (2)	860,821	1,022,985	1,248,032
General and administrative (1) (2)	449,079	468,459	517,414
Restructuring costs (1)	13,273	165,733	76,636
Impairment of long-lived assets	—	320,504	97,722
Total operating expenses	2,331,920	2,920,471	3,018,885
Loss from operations	(53,708)	(876,541)	(1,205,308)
Other expenses, net:
Share of losses from equity method investment	(108,481)	(121,897)	(35,315)
Impairment of strategic investments	(8,220)	(46,154)	—
Other income (expenses), net	81,796	47,863	(3,009)
Total other expenses, net	(34,905)	(120,188)	(38,324)
Loss before provision for from income taxes	(88,613)	(996,729)	(1,243,632)
Provision for income taxes	(20,790)	(18,712)	(12,513)
Net loss attributable to common stockholders	$(109,403)	$(1,015,441)	$(1,256,145)
Net loss per share attributable to common stockholders, basic and diluted	$(0.66)	$(5.54)	$(6.86)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	165,925,128	183,327,844	182,994,038
__________________________________
(1) Includes stock-based compensation expense as follows:

	Year Ended December 31,
	2024	2023	2022
	(In thousands)
Cost of revenue	$22,001	$26,343	$21,136
Research and development	330,933	331,526	374,846
Sales and marketing	135,331	183,389	240,109
General and administrative	125,164	121,584	148,194
Restructuring costs	3,178	13,015	14,275
Total	$616,607	$675,857	$798,560
____________________________________
(2) Includes amortization of acquired intangibles as follows:

	Year Ended December 31,
	2024	2023	2022
	(In thousands)
Cost of revenue	$62,728	$113,266	$122,653
Research and development	1,867	1,913	1,680
Sales and marketing	47,248	77,128	81,841
General and administrative	8	—	7
Total	$111,851	$192,307	$206,181

The following table sets forth our results of operations for each of the periods presented as a percentage of our total revenue:

	Year Ended December 31,
	2024	2023	2022
Consolidated Statements of Operations, as a percentage of revenue: **
Revenue	100%	100%	100%
Cost of revenue	49	51	53
Gross profit	51	49	47
Operating expenses:
Research and development	23	23	28
Sales and marketing	19	25	33
General and administrative	10	11	14
Restructuring costs	*	4	2
Impairment of long-lived assets	—	8	3
Total operating expenses	52	70	79
Loss from operations	(1)	(21)	(32)
Other expenses, net
Share of losses from equity method investment	(2)	(3)	(1)
Impairment of strategic investments	*	(1)	—
Other income (expenses), net	2	1	*
Total other expenses, net	(1)	(3)	(1)
Loss before provision for income taxes	(2)	(24)	(33)
Provision for income taxes	*	*	*
Net loss attributable to common stockholders	(2%)	(24%)	(33%)

____________________________________
* Less than 0.5% of revenue.
** Columns may not add up to 100% due to rounding.

Comparison of Fiscal Years Ended December 31, 2024, 2023 and 2022
Revenue

	Year Ended December 31,
	2024	2023	2022	2023 to 2024 Change		2022 to 2023 Change
	(Dollars in thousands)
Twilio Communications	$4,160,340	$3,858,693	$3,550,087	$301,647	8%	$308,606	9%
Twilio Segment	297,696	295,252	276,234	2,444	1%	19,018	7%
Consolidated total revenue	$4,458,036	$4,153,945	$3,826,321	$304,091	7%	$327,624	9%
2024 compared to 2023
In 2024, Communications revenue increased by $301.6 million, or 8%, compared to the same period last year. This increase was primarily attributable to the increased usage of our products by our existing customers, as reflected in our Communications Dollar‑Based Net Expansion Rate of 105%, as well as $201.6 million in revenue derived from our new Communications Active Customer Accounts. These increases were partially offset by a decrease of $52.8 million related to revenue from our ValueFirst and Internet of Things (“IoT”) businesses, which we divested during 2023.
In 2024, Segment revenue increased by $2.4 million, or 1%, compared to the same period last year. This increase was primarily attributable to $28.9 million in revenue derived from our new Segment Active Customer Accounts, partially offset by the decreased usage of our products due to churn and contraction affecting our existing customers, as reflected in our Segment Dollar-Based Net Expansion Rate of 92%.
2023 compared to 2022
In 2023, Communications revenue increased by $308.6 million, or 9%, compared to the same period in the prior year. This increase was primarily attributable to a 5% increase in the number of Communications Active Customer Accounts from over 282,000 as of December 31, 2022, to over 297,000 as of December 31, 2023, as well as the increased usage of our products by our existing customers, as reflected in our Communications Dollar‑Based Net Expansion Rate of 103%. These increases were offset by a decrease of $59.8 million related to revenue from our ValueFirst and IoT businesses, which we divested during 2023.
In 2023, Segment revenue increased by $19.0 million, or 7%, compared to the same period in the prior year. This increase was primarily attributable to a 4% increase in the number of Segment Active Customer Accounts from over 7,700 as of December 31, 2022 to over 8,000 as of December 31, 2023. Our Segment Dollar‑Based Net Expansion Rate was 97% for the year ended December 31, 2023, due to higher contraction and customer churn compared to the same period in the prior year.
Cost of Revenue and Gross Profit

	Year Ended December 31,
	2024	2023	2022	2023 to 2024 Change		2022 to 2023 Change
	(Dollars in thousands)
Cost of revenue	$2,179,824	$2,110,015	$2,012,744	$69,809	3%	$97,271	5%
Gross profit	$2,278,212	$2,043,930	$1,813,577	$234,282	11%	$230,353	13%
2024 compared to 2023
In 2024, cost of revenue increased by $69.8 million, or 3%, compared to the same period last year. This increase was primarily attributable to an $87.8 million increase in network service providers’ costs, net of the impact of the hedging instruments, and a $34.7 million increase in hosting fees, which support the growth in usage of our products by our new and existing customers. The increase was partially offset by a $50.5 million decrease in amortization of intangible assets.
In 2024, gross profit increased by $234.3 million, or 11%, compared to the same period last year. This increase was attributable to the factors impacting our revenue and cost of revenue, as described above.

2023 compared to 2022
In 2023, cost of revenue increased by $97.3 million, or 5%, compared to the same period in the prior year. This increase was primarily attributable to a $51.4 million increase in network service providers’ costs, net of the impact of the hedging instruments, and a $28.7 million increase in hosting fees, which support the growth in usage of our products by our new and existing customers. The increase was also attributable to a $20.3 million increase in amortization of capitalized internal-use software development costs due to additional internal-use software projects placed in service in 2023.
In 2023, gross profit increased by $230.4 million, or 13%, compared to the same period in the prior year. This increase was attributable to the factors impacting our revenue and cost of revenue, as described above.
Operating Expenses

	Year Ended December 31,
	2024	2023	2022	2023 to 2024 Change		2022 to 2023 Change
	(Dollars in thousands)
Research and development	$1,008,747	$942,790	$1,079,081	$65,957	7%	$(136,291)	(13)%
Sales and marketing	860,821	1,022,985	1,248,032	(162,164)	(16)%	(225,047)	(18)%
General and administrative	449,079	468,459	517,414	(19,380)	(4)%	(48,955)	(9)%
Restructuring costs	13,273	165,733	76,636	(152,460)	(92)%	89,097	116%
Impairment of long-lived assets	—	320,504	97,722	(320,504)	(100)%	222,782	228%
Total operating expenses	$2,331,920	$2,920,471	$3,018,885	$(588,551)	(20)%	$(98,414)	(3)%
2024 compared to 2023
In 2024, research and development expenses increased by $66.0 million, or 7%, compared to the same period last year. The increase was primarily attributable to a $53.6 million increase in total personnel costs despite a 16% decrease in average research and development headcount compared to the same period last year. The increase in personnel costs was primarily driven by an $80.1 million increase in bonus expenses as a result of the introduction of our new cash bonus program, partially offset by a $20.0 million decrease in salaries expense. The increase in research and development expenses was also attributable to a $14.9 million increase in hosting fees to support development and staging of our products and a $7.0 million increase in software subscription expenses. These increases were partially offset by an $11.9 million increase in capitalized internal-use software development costs.
In 2024, sales and marketing expenses decreased by $162.2 million, or 16%, compared to the same period last year. The decrease was primarily attributable to an $86.8 million decrease in total personnel costs, which was primarily driven by a 21% decrease in average sales and marketing headcount compared to the same period last year. The decrease in headcount was primarily driven by the restructuring of our workforce in February 2023 and December 2023. Sales and marketing expenses also decreased due to a $29.6 million decrease in amortization of intangible assets, a $22.3 million decrease in advertising expenses and a $9.7 million decrease in expenses related to corporate events.
In 2024, general and administrative expenses decreased by $19.4 million, or 4%, compared to the same period last year. The decrease was primarily attributable to the $32.3 million loss on divested net assets recorded in the 2023 period related to the sale of our ValueFirst and Internet of Things businesses and a $15.8 million decrease in the provision for doubtful accounts. The decrease in general and administrative expenses was partially offset by an $18.3 million increase in professional services fees and an $11.9 million increase in bonus expenses as a result of the introduction of our new cash bonus program.
In 2024, restructuring costs decreased by $152.5 million, or 92%, compared to the same period last year. The decrease was primarily attributable to the significant restructuring costs incurred in the 2023 period related to our February 2023 and December 2023 restructuring activities.
In 2024, impairment of long-lived assets decreased by $320.5 million, or 100%, compared to the same period last year. The prior year charges were related to the impairment of Segment intangible assets and the impairment of certain of our operating leases and other long-lived assets as a result of permanent office closures in 2023. There were no such impairments in the current period.

2023 compared to 2022
In 2023, research and development expenses decreased by $136.3 million, or 13%, compared to the same period in the prior year. The decrease was primarily attributable to a $140.7 million decrease in total personnel costs, which was mostly driven by the restructuring of our workforce in September 2022, February 2023 and December 2023, that contributed to an 8% decrease in average research and development headcount in 2023.
In 2023, sales and marketing expenses decreased by $225.0 million, or 18%, compared to the same period in the prior year. The decrease was primarily attributable to a $183.2 million decrease in total personnel costs, which was mostly driven by the restructuring of our workforce in September 2022, February 2023 and December 2023, that contributed to a 14% decrease in average sales and marketing headcount in 2023. Sales and marketing expenses also decreased due to a $21.5 million decrease in advertising expenses.
In 2023, general and administrative expenses decreased by $49.0 million, or 9%, compared to the same period in the prior year. The decrease was primarily attributable to a $78.1 million decrease in total personnel costs, which was mostly driven by the restructuring of our workforce in September 2022, February 2023 and December 2023, that contributed to a 21% decrease in average general and administrative headcount in 2023. These decreases were partially offset by a $32.3 million loss on divestiture related to the sale of our ValueFirst business and our IoT asset group. For further detail on the restructuring plans and divestitures, refer to Note 7 and Note 5, respectively, to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
In 2023, restructuring costs increased by $89.1 million, or 116%, compared to the same period in the prior year. The increase was primarily attributable to our restructuring activities under the February 2023 Plan and December 2023 Plan, which collectively had a more substantial financial impact than our restructuring activities undertaken in September 2022.
In 2023, impairment of long-lived assets increased by $222.8 million, or 228%, compared to the same period in the prior year. The increase was primarily attributable to the impairment of Segment intangible assets of $285.7 million in 2023, as a result of the performance of our Segment reportable segment. This increase was partially offset by a $62.9 million decrease in impairments of operating right-of-use assets and property and equipment due to fewer office closures in 2023 compared to 2022.
Other Expenses, net

	Year Ended December 31,
	2024	2023	2022	2023 to 2024 Change		2022 to 2023 Change
	(Dollars in thousands)
Share of losses from equity method investment	$108,481	$121,897	$35,315	$(13,416)	(11)%	$86,582	245%
Impairment of strategic investments	8,220	46,154	—	(37,934)	(82)%	46,154	100%
Other (income) expenses, net	(81,796)	(47,863)	3,009	(33,933)	71%	(50,872)	(1691)%
Total other expenses, net	$34,905	$120,188	$38,324	$(85,283)	(71)%	$81,864	214%
2024 compared to 2023
In 2024, other expenses, net, decreased by $85.3 million, or 71%, compared to the same period last year. The decrease was primarily attributable to a $37.9 million decrease related to impairment of strategic investments due to a $46.2 million impairment of a strategic investment recorded in 2023 and less significant impairments recorded in 2024, an increase of $33.9 million in other (income) expenses, net, primarily related to an increase in income earned on our debt securities and a $13.4 million decrease in our share of losses from our equity method investment.
2023 compared to 2022
In 2023, other expenses, net, increased by $81.9 million, or 214%, compared to the same period in the prior year. The increase was primarily attributable to a $86.6 million increase in our share of losses from our equity method investment and a $46.2 million increase related to an impairment of a strategic investment, partially offset by a $53.8 million increase in income related to our investments.

Segment Results of Operations
The following table presents the results for non-GAAP operating income (loss), as reviewed by our CODM, for each of our Communications and Segment reportable segments for the years ended December 31, 2024, 2023 and 2022:

	Year Ended December 31,
	2024	2023	2022	2023 to 2024 Change		2022 to 2023 Change
	(Dollars in thousands)
Twilio Communications	$1,042,049	$841,990	$318,680	$200,059	24%	$523,310	164%
Twilio Segment	$(62,655)	$(72,430)	$(29,695)	$9,775	(13)%	$(42,735)	144%
2024 compared to 2023
In 2024, Communications non-GAAP income from operations increased by $200.1 million, or 24%, compared to the same period last year. The increase was driven by an increase in Communications revenue of $301.6 million, as described in the Revenue section above, and a $16.8 million decrease in the provision for doubtful accounts. These drivers were partially offset by an $87.8 million increase in network service providers’ costs, net of the impact of hedging instruments, and a $27.3 million increase in hosting fees.
In 2024, Segment non-GAAP loss from operations decreased by $9.8 million, or 13%, compared to the same period last year. The decrease was driven by a decrease in Segment operating expenses of $18.4 million primarily attributable to a decrease in total personnel costs and an increase in Segment revenue of $2.4 million, as described in the Revenue section above, partially offset by a $7.4 million increase in hosting fees and a $5.2 million increase in amortization of capitalized internal-use software development costs.
2023 compared to 2022
In 2023, Communications non-GAAP income from operations increased by $523.3 million, or 164%, compared to the same period in the prior year. The increase was driven by an increase in Communications revenue of $308.6 million, as described in the Revenue section above, and a decrease in Communications operating expenses, partially offset by an increase in Communications cost of revenue. The decrease in operating expenses was primarily attributable to a $254.1 million decrease in total Communications personnel costs, which was mainly due to the restructuring of our workforce in September 2022, February 2023 and December 2023, that contributed to a 16% decrease in average Communications headcount in 2023. The increase in Communications cost of revenue was primarily attributable to a $19.5 million increase in hosting fees and a $51.3 million increase in network service providers’ costs, net of the impact of hedging instruments, to support the increase in revenue due to the growth in usage of our products by our new and existing customers.
In 2023, Segment non-GAAP loss from operations increased by $42.7 million, or 144%, compared to the same period in the prior year. The increase was driven by an increase in Segment operating expenses and cost of revenue, partially offset by an increase in Segment revenue of $19.0 million, as described in the Revenue section above. The increase in operating expenses was primarily attributable to a $25.2 million increase in total Segment personnel costs, which was mainly due to a 12% increase in average Segment headcount in 2023, as we continued to focus on enhancing our Segment product and expanding our sales efforts. The increase in Segment cost of revenue was primarily attributable to a $9.2 million increase in hosting fees and a $4.9 million increase in amortization of capitalized internal-use software development costs.
Liquidity and Capital Resources
As of December 31, 2024, we had cash and cash equivalents of $421.3 million and short-term marketable securities of $2.0 billion. Cash equivalents consist of money market funds, commercial paper and U.S. treasury bills. Short-term marketable securities consist primarily of U.S. treasury securities, non-U.S. government securities, high credit quality corporate debt securities and commercial paper. The cash and cash equivalents and short-term marketable securities are held for working capital purposes.
Our principal sources of liquidity have been (i) the payments received from customers using our products; (ii) public equity offerings, most recently in February 2021; and (iii) debt financings, most recently the issuance of our 2029 Notes and 2031 Notes (each, as defined below) in March 2021.

Our primary uses of cash include operating costs, such as personnel-related costs, network service provider costs, cloud infrastructure costs, facility-related spending, acquisitions and investments we may make from time to time, and repurchases of common stock under our share repurchase program. Our principal contractual and other commitments consist of obligations under our 2029 Notes and 2031 Notes, our operating leases for office space that we occupy, sublease or hold to sublease, and contractual commitments to our cloud infrastructure and network service providers. Refer to Note 10, Note 14 and Note 17(a) to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for discussions of our obligations and commitments related to leases, debt and other purchase obligations.
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
Share Repurchase Programs
In February 2023, our board of directors authorized the repurchase of up to $1.0 billion in aggregate value of our Class A common stock. In March 2024, our board of directors authorized the repurchase of an additional $2.0 billion in aggregate value of our Class A common stock. As of December 31, 2024, we had repurchased $3.0 billion in aggregate value of our common stock in the open market under these prior authorizations, which expired on December 31, 2024.
In the year ended December 31, 2024, we repurchased $2.3 billion in aggregate value, or 36.8 million shares, of our Class A common stock on the open market.
In January 2025, our board of directors authorized the repurchase of up to $2.0 billion in aggregate value of our Class A common stock, with such program expiring on December 31, 2027. Repurchases under this program can be made through open market, private transactions or other means, in compliance with applicable federal securities laws, and could include repurchases pursuant to Rule 10b5-1 trading plans. We have discretion in determining the conditions under which shares may be repurchased from time to time.
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

Cash Flows
The following table summarizes our cash flows:

	Year Ended December 31,
	2024	2023	2022
	(In thousands)
Cash provided by (used in) operating activities	$716,241	$414,752	$(254,368)
Cash provided by (used in) investing activities	1,370,837	228,603	(616,452)
Cash (used in) provided by financing activities	(2,311,572)	(643,610)	45,007
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	108	60
Net decrease in cash, cash equivalents and restricted cash	$(224,494)	$(147)	$(825,753)
Cash Flows from Operating Activities
In 2024, cash provided by operating activities consisted primarily of our net loss of $109.4 million adjusted for non-cash items, including $616.6 million of stock-based compensation expense, $206.0 million of depreciation and amortization expense, $76.3 million amortization of deferred commissions, $19.1 million of non-cash reduction in our operating right-of-use asset, $108.5 million of share of losses from equity method investments, $35.4 million of provision for doubtful accounts and $234.1 million of cumulative changes in operating assets and liabilities. With respect to changes in operating assets and liabilities, accounts receivable and prepaid expenses increased $214.6 million primarily due to revenue growth, timing of cash receipts and pre-payments of our cloud infrastructure fees and certain operating expenses. Accrued expenses and other current liabilities increased $87.4 million primarily driven by a $109.8 million accrual related to our company-wide bonus program introduced in 2024, offset by a $28.8 million decrease in our restructuring liability. Operating lease liabilities decreased $48.8 million due to payments made against our operating lease obligations.
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
Cash Flows from Investing Activities
In 2024, cash provided by investing activities was $1.4 billion primarily consisting of $1.4 billion of maturities and sales of marketable securities and other investments, net of purchases, partially offset by $51.8 million related to capitalized software development costs and $7.0 million related to purchases of long-lived assets.
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
Cash Flows from Financing Activities
In 2024, cash used in financing activities was $2.3 billion primarily consisting of $2.3 billion of cash paid to repurchase 36.8 million shares of our common stock in the open market, including related costs, offset by $37.4 million in proceeds from stock options exercised by our employees and shares issued under our employee stock purchase plan.
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
Our subscription-based fees are derived from our software products, such as Segment, Flex, Email and Marketing Campaigns, and certain other non-usage-based contracts, such as with the sales of short codes and customer support. Non-usage-based contracts revenue is recognized on a ratable basis over the contractual term which is generally from one to three years.
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
Interest Rate Risk
We had cash and cash equivalents of $421.3 million and marketable securities of $2.0 billion as of December 31, 2024. In any given period, cash, cash equivalents and restricted cash may consist of bank deposits, money market funds, reverse repurchase agreements and commercial paper. Marketable securities consist primarily of U.S. treasury securities, non-U.S. government securities, high credit quality corporate debt securities and commercial paper. The cash and cash equivalents and marketable securities are held for working capital purposes. Such interest‑earning instruments carry a degree of interest rate risk. To date, fluctuations in interest income have not been significant. The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. In March 2021, we issued $1.0 billion aggregate principal amount of our 2029 Notes and 2031 Notes carrying fixed interest rates of 3.625% and 3.875%, respectively. Due to the short‑term nature of our investments and fixed rate nature of our debt, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. A hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
Currency Exchange Risks
The functional currency of most of our foreign subsidiaries is the U.S. dollar. The local currencies of our foreign subsidiaries are the Australian dollar, the Brazilian real, the British pound, the Canadian dollar, the Colombian peso, the Euro, the Hong Kong dollar, the Indian rupee, the Japanese yen, the Mexican peso, the Polish zloty, the Serbian dinar, the Singapore dollar and the Swedish krona.
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
Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of Twilio Inc. and subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Basis for Opinions
The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Evaluation of the sufficiency of audit evidence over revenue recognition
As discussed in Note 2(e) to the consolidated financial statements, the Company's revenue is derived from usage and non-usage-based fees earned from customers accessing the Company's cloud-based platform. As of December 31, 2024, the Company recorded $4.5 billion in revenues, a portion of which related to Programmable Messaging and Programmable Voice APIs. The Company’s revenue recognition process is highly automated, and revenue is recorded within the Company’s general ledger through reliance on customized and proprietary information technology (IT) systems.
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
San Francisco, California
February 26, 2025

TWILIO INC.
Consolidated Balance Sheets

	As of December 31,
	2024	2023
	(In thousands, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$421,297	$655,931
Short-term marketable securities	1,963,102	3,356,064
Accounts receivable, net	588,540	562,773
Prepaid expenses and other current assets	474,360	329,204
Total current assets	3,447,299	4,903,972
Property and equipment, net	191,042	209,639
Operating right-of-use assets	53,405	73,959
Equity method investment	485,835	593,582
Intangible assets, net	238,503	350,490
Goodwill	5,243,266	5,243,266
Other long-term assets	206,122	234,799
Total assets	$9,865,472	$11,609,707
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$100,169	$119,615
Accrued expenses and other current liabilities	530,686	424,311
Deferred revenue and customer deposits	155,680	144,499
Operating lease liability, current	33,685	49,872
Total current liabilities	820,220	738,297
Operating lease liability, noncurrent	85,875	120,770
Long-term debt, net	990,587	988,953
Other long-term liabilities	15,824	29,135
Total liabilities	1,912,506	1,877,155
Commitments and contingencies (Note 17)
Stockholders' equity:
Preferred stock, $0.001 par value, 100,000,000 shares authorized, none issued	—	—
Class A common stock, $0.001 par value per share
Authorized shares 1,000,000,000 as of December 31, 2024 and 2023; Issued and outstanding shares 152,610,697 and 181,945,771 as of December 31, 2024 and 2023	153	182
Additional paid-in capital	15,476,124	14,797,723
Accumulated other comprehensive (loss) income	(1,301)	619
Accumulated deficit	(7,522,010)	(5,065,972)
Total stockholders’ equity	7,952,966	9,732,552
Total liabilities and stockholders’ equity	$9,865,472	$11,609,707
See accompanying notes to consolidated financial statements.

TWILIO INC.
Consolidated Statements of Operations

	Year Ended December 31,
	2024	2023	2022
	(In thousands, except share and per share amounts)
Revenue	$4,458,036	$4,153,945	$3,826,321
Cost of revenue	2,179,824	2,110,015	2,012,744
Gross profit	2,278,212	2,043,930	1,813,577
Operating expenses:
Research and development	1,008,747	942,790	1,079,081
Sales and marketing	860,821	1,022,985	1,248,032
General and administrative	449,079	468,459	517,414
Restructuring costs	13,273	165,733	76,636
Impairment of long-lived assets	—	320,504	97,722
Total operating expenses	2,331,920	2,920,471	3,018,885
Loss from operations	(53,708)	(876,541)	(1,205,308)
Other expenses, net:
Share of losses from equity method investment	(108,481)	(121,897)	(35,315)
Impairment of strategic investments	(8,220)	(46,154)	—
Other income (expenses), net	81,796	47,863	(3,009)
Total other expenses, net	(34,905)	(120,188)	(38,324)
Loss before provision for income taxes	(88,613)	(996,729)	(1,243,632)
Provision for income taxes	(20,790)	(18,712)	(12,513)
Net loss attributable to common stockholders	$(109,403)	$(1,015,441)	$(1,256,145)
Net loss per share attributable to common stockholders, basic and diluted	$(0.66)	$(5.54)	$(6.86)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	165,925,128	183,327,844	182,994,038
See accompanying notes to consolidated financial statements.

TWILIO INC.
Consolidated Statements of Comprehensive Loss

	Year Ended December 31,
	2024	2023	2022
	(In thousands)
Net loss	$(109,403)	$(1,015,441)	$(1,256,145)
Other comprehensive (loss) income:
Unrealized gain (loss) on marketable securities	7,332	99,742	(83,049)
Foreign currency translation	—	5,587	(5,587)
Net change in market value of effective foreign currency forward exchange contracts	(9,986)	898	556
Share of other comprehensive income (loss) from equity method investment	734	15,553	(14,940)
Total other comprehensive (loss) income	(1,920)	121,780	(103,020)
Comprehensive loss attributable to common stockholders	$(111,323)	$(893,661)	$(1,359,165)
See accompanying notes to consolidated financial statements.

TWILIO INC.
Consolidated Statements of Stockholders’ Equity

	Common Stock Class A		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
	(In thousands, except share amounts)
Balance as of December 31, 2023	181,945,771	$182	$14,797,723	$619	$(5,065,972)	$9,732,552
Net loss	—	—	—	—	(109,403)	(109,403)
Exercises of vested stock options	181,818	—	4,341	—	—	4,341
Vesting of restricted stock units	6,639,672	7	(7)	—	—	—
Value of equity awards withheld for tax liability	(28,006)	—	(2,000)	—	—	(2,000)
Shares of Class A common stock issued and donated to charity	88,408	—	5,907	—	—	5,907
Unrealized gain on marketable securities	—	—	—	7,332	—	7,332
Repurchases of shares of Class A common stock including related costs	(36,848,645)	(36)	—	—	(2,346,635)	(2,346,671)
Shares returned from escrow	(696)	—	(192)	—	—	(192)
Shares issued under ESPP	632,375	—	33,045	—	—	33,045
Net change in market value of effective foreign currency forward exchange contracts	—	—	—	(9,986)	—	(9,986)
Share of other comprehensive income from equity method investment	—	—	—	734	—	734
Stock-based compensation	—	—	634,129	—	—	634,129
Stock-based compensation - restructuring	—	—	3,178	—	—	3,178
Balance as of December 31, 2024	152,610,697	$153	$15,476,124	$(1,301)	$(7,522,010)	$7,952,966
See accompanying notes to consolidated financial statements.

TWILIO INC.
Consolidated Statements of Stockholders’ Equity

	Common Stock Class A		Common Stock Class B		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
	(In thousands, except share amounts)
Balance as of December 31, 2022	176,358,104	$174	9,617,605	$12	$14,055,853	$(121,161)	$(3,375,836)	$10,559,042
Net loss	—	—	—	—	—	—	(1,015,441)	(1,015,441)
Exercises of vested stock options	238,474	—	127,982	—	7,344	—	—	7,344
Vesting of restricted stock units	5,939,641	7	—	—	(7)	—	—	—
Value of equity awards withheld for tax liability	(38,655)	—	—	—	(2,565)	—	—	(2,565)
Conversion of shares of Class B common stock into shares of Class A common stock	9,745,587	12	(9,745,587)	(12)	—	—	—	—
Shares of Class A common stock issued and donated to charity	88,408	—	—	—	5,346	—	—	5,346
Unrealized gain on marketable securities	—	—	—	—	—	99,742	—	99,742
Repurchases of shares of Class A common stock including related costs	(11,292,516)	(11)	—	—	—	—	(674,695)	(674,706)
Foreign currency translation	—	—	—	—	—	5,587	—	5,587
Shares issued under ESPP	906,728	—	—	—	36,496	—	—	36,496
Net change in market value of effective foreign currency forward exchange contracts	—	—	—	—	—	898	—	898
Share of other comprehensive income from equity method investment	—	—	—	—	—	15,553	—	15,553
Stock-based compensation	—	—	—	—	682,241	—	—	682,241
Stock-based compensation - restructuring	—	—	—	—	13,015	—	—	13,015
Balance as of December 31, 2023	181,945,771	$182	—	$—	$14,797,723	$619	$(5,065,972)	$9,732,552
See accompanying notes to consolidated financial statements.

TWILIO INC.
Consolidated Statements of Stockholders’ Equity

	Common Stock Class A		Common Stock Class B		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
	(In thousands, except share amounts)
Balance as of December 31, 2021	170,625,994	$168	9,842,105	$12	$13,169,118	$(18,141)	$(2,119,691)	$11,031,466
Net loss	—	—	—	—	—	—	(1,256,145)	(1,256,145)
Exercises of vested stock options	373,793	—	392,231	—	22,500	—	—	22,500
Vesting of restricted stock units	4,277,266	4	—	—	(4)	—	—	—
Value of equity awards withheld for tax liability	(6,250)	—	—	—	(1,098)	—	—	(1,098)
Conversion of shares of Class B common stock into shares of Class A common stock	616,731	—	(616,731)	—	—	—	—	—
Shares of Class A common stock issued and donated to charity	88,408	—	—	—	9,541	—	—	9,541
Unrealized loss on marketable securities	—	—	—	—	—	(83,049)	—	(83,049)
Foreign currency translation	—	—	—	—	—	(5,587)	—	(5,587)
Shares returned from escrow	(152,239)	—	—	—	(387)	—	—	(387)
Shares issued under ESPP	534,401	2	—	—	37,063	—	—	37,065
Net change in market value of effective foreign currency forward exchange contracts	—	—	—	—	—	556	—	556
Share of other comprehensive loss from equity method investment	—	—	—	—	—	(14,940)	—	(14,940)
Stock-based compensation	—	—	—	—	804,845	—	—	804,845
Stock-based compensation - restructuring	—	—	—	—	14,275	—	—	14,275
Balance as of December 31, 2022	176,358,104	$174	9,617,605	$12	$14,055,853	$(121,161)	$(3,375,836)	$10,559,042
See accompanying notes to consolidated financial statements.

TWILIO INC.
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2024	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:	(In thousands)
Net loss	$(109,403)	$(1,015,441)	$(1,256,145)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	205,984	284,413	279,127
Non-cash reduction to the right-of-use asset	19,095	26,971	47,160
Net amortization of investment premium and discount	(22,940)	(44)	33,165
Impairment of long-lived assets	—	320,504	97,722
Stock-based compensation including restructuring	616,607	675,857	798,560
Amortization of deferred commissions	76,348	72,892	57,913
Realized and unrealized losses on equity securities	1,681	8,043	—
Provision for doubtful accounts	35,393	51,859	35,012
Value of shares of Class A common stock issued and donated to charity	5,907	5,346	9,541
Share of losses from equity method investment	108,481	121,897	35,315
Impairment of strategic investments	8,220	46,154	—
Loss on net assets divested	—	32,277	—
Other adjustments	5,009	14,669	4,905
Changes in operating assets and liabilities:
Accounts receivable	(61,160)	(85,093)	(194,655)
Prepaid expenses and other current assets	(153,470)	(56,283)	(94,326)
Other long-term assets	(47,077)	(2,328)	(146,458)
Accounts payable	(20,256)	12,370	30,336
Accrued expenses and other current liabilities	87,434	(51,816)	75,430
Deferred revenue and customer deposits	11,181	5,371	(2,688)
Operating lease liabilities	(48,759)	(56,340)	(54,450)
Other long-term liabilities	(2,034)	3,474	(9,832)
Net cash provided by (used in) operating activities	716,241	414,752	(254,368)
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions, net of cash acquired and payments related to prior period acquisitions	—	(5,770)	(37,410)
Divestitures, net of cash divested	—	38,194	—
Purchases of marketable securities and other investments	(923,863)	(1,953,003)	(1,938,337)
Proceeds from sales and maturities of marketable securities	2,353,486	2,200,417	1,439,477
Capitalized software development costs	(51,808)	(39,925)	(45,761)
Purchases of long-lived and intangible assets	(6,978)	(11,310)	(34,421)
Net cash provided by (used in) investing activities	1,370,837	228,603	(616,452)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of costs related to public offerings	—	—	(35)
Principal payments on finance leases	(12,558)	(16,134)	(13,423)
Value of equity awards withheld for tax liabilities	(2,000)	(2,565)	(1,098)
Repurchases of shares of Class A common stock and related costs	(2,334,400)	(668,751)	—
Proceeds from exercises of stock options and shares of Class A common stock issued under ESPP	37,386	43,840	59,563
Net cash (used in) provided by financing activities	(2,311,572)	(643,610)	45,007
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	108	60
NET DECREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(224,494)	(147)	(825,753)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—Beginning of period	655,931	656,078	1,481,831
CASH, CASH EQUIVALENTS AND RESTRICTED CASH —End of period	$431,437	$655,931	$656,078
Cash paid for income taxes, net	$36,547	$37,818	$7,413
Cash paid for interest	$37,904	$38,389	$37,500

RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH TO THE CONSOLIDATED BALANCE SHEETS
Cash and cash equivalents	$421,297	$655,931	$651,752
Restricted cash in other current assets	—	—	4,314
Restricted cash in other long-term assets	10,140	—	12
Total cash, cash equivalents and restricted cash	$431,437	$655,931	$656,078
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
The Company sells its services to a wide variety of customers. If the financial condition or results of operations of any significant customer deteriorate substantially, operating results could be adversely affected. To reduce credit risk, management performs credit evaluations of the financial condition of significant customers and periodic re-evaluations, as needed, of existing customers. The Company does not require collateral from its credit customers and maintains reserves for estimated credit losses on customer accounts when considered necessary. Actual credit losses may differ from the Company’s estimates.
During the years ended December 31, 2024, 2023 and 2022, no customer organization accounted for more than 10% of the Company’s total revenue.
As of December 31, 2024 and 2023, no customer organization represented more than 10% of the Company’s gross accounts receivable.

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
The majority of the revenue in the Communications segment is derived from usage‑based fees. These fees are earned when customers access the Company’s cloud-based platform and start using the Company’s products. Platform access is considered a monthly series comprised of one performance obligation and usage-based fees are recognized as revenue in the period in which the usage occurs. Some examples of the usage-based products are Messaging and Voice. For the Messaging products, the fees relate to the number of text messages sent or received. For the Voice products, the fees primarily relate to minutes of call duration. In the years ended December 31, 2024, 2023 and 2022, the revenue from usage-based fees represented 72%, 71%, and 73% of total revenue, respectively.
Subscription-based fees are derived from various products in both the Communications and Segment segments. Subscription-based products include products such as Segment, Flex, Email and others. Subscription-based contracts revenue is recognized on a ratable basis over the contractual term which is generally between one to three years. In the years ended December 31, 2024, 2023 and 2022, the revenue from non-usage-based fees represented 28%, 29%, and 27% of total revenue, respectively.
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

Remaining Performance Obligations
Revenue allocated to remaining performance obligations represents deferred revenue and amounts that were and will be invoiced and recognized as revenue in future periods for non-cancelable subscription arrangements with terms greater than one year. The Company applies the optional exemption of not disclosing the transaction price allocated to the remaining performance obligations for its usage-based contracts and contracts with original duration of less than one year. Revenue allocated to remaining performance obligations for contracts with durations of greater than one year was $182.3 million as of December 31, 2024, of which 59% is expected to be recognized over the next 12 months and 91% is expected to be recognized over the next 24 months.
(f)Deferred Revenue and Customer Deposits
Deferred revenue is recorded when a non-cancellable contractual right to bill exists or when cash payments are received in advance of future usage on non-cancelable contracts. Customer refundable prepayments are recorded as customer deposits. As of December 31, 2024 and 2023, the Company recorded $155.7 million and $144.5 million as its deferred revenue and customer deposits, respectively, that are included in deferred revenue and customer deposits in the accompanying consolidated balance sheets. During the years ended December 31, 2024, 2023 and 2022, the Company recognized $120.7 million, $120.5 million, and $124.9 million of revenue, respectively, that was included in the deferred revenue and customer deposits balance as of the end of the previous year.
(g)Deferred Sales Commissions
The Company records an asset for the incremental costs of obtaining a contract with a customer, for example, sales commissions that are earned upon execution of contracts. The Company uses the portfolio of data method to determine the estimated period of benefit of capitalized commissions which is generally determined to be up to five years. Amortization expense related to these capitalized costs are recognized on a straight line basis over the estimated period of benefit. The Company applies the optional exemption of expensing these costs as incurred with amortization periods of one year or less.
Total net capitalized commission costs as of December 31, 2024 and 2023, were $166.0 million and $200.1 million, respectively, and are included in prepaid expenses and other current assets and other long‑term assets in the accompanying consolidated balance sheets. Amortization of these assets was $76.3 million, $72.9 million and $57.9 million in the years ended December 31, 2024, 2023 and 2022, respectively, and is included in sales and marketing expense in the accompanying consolidated statements of operations.
(h)Cost of Revenue

Cost of revenue consists primarily of fees paid to network service providers. Cost of revenue also includes cloud infrastructure fees, direct costs of personnel, such as salaries and stock‑based compensation for customer support employees, and other non‑personnel costs, such as depreciation and amortization expense related to data centers and hosting equipment, amortization of capitalized internal-use software development costs and acquired intangible assets. Costs of revenue are generally directly attributable to each segment. Certain costs of revenue are allocated to segments based on methodologies that best reflect the patterns of consumptions of these costs.
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
(k)Advertising Costs
Advertising costs are expensed as incurred and were $48.7 million, $71.1 million and $92.6 million in the years ended December 31, 2024, 2023 and 2022, respectively. Advertising costs are included in sales and marketing expenses in the accompanying consolidated statements of operations.
(l)Restructuring Costs
The Company records restructuring expenses when management commits to a restructuring plan, the restructuring plan identifies all significant actions, the period of time to complete the restructuring plan indicates that significant changes to the plan are not likely and employees who are impacted have been notified of the pending involuntary termination.
(m)Stock-Based Compensation
All stock-based compensation to employees is measured on the grant date based on the fair value of the awards on the date of grant. These costs are recognized as an expense following straight-line attribution method over the requisite service period. For performance-based restricted stock units (“PSUs”) with operational performance targets, the grant date fair value is the closing price of the Company’s Class A common stock on the date of grant. The expense is recognized on a straight-line basis over the performance period only if it is probable that the performance target will be achieved. The probability of achievement is assessed each reporting period and adjustments are recorded accordingly. For PSUs with market conditions, the grant date fair value is determined using a Monte-Carlo simulation model and the expense is recognized on a straight-line basis over the performance period.
The Company uses the Black-Scholes option pricing model to measure the fair value of its stock options and the purchase rights issued under the Company's 2016 Employee Stock Purchase Plan, as amended (the “ESPP”). The grant date fair value of the restricted stock units (“RSUs”) is the closing price of the Company's Class A common stock on the date of grant. The expense for options, purchase rights issued under the ESPP and RSUs is recognized on a straight-line basis over the requisite service period. Forfeitures are recorded in the period in which they occur.
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

•Expected volatility. The expected volatility is derived from the average of the historical volatilities of the Class A common stock of the Company.
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
(n)Income Taxes
The Company accounts for income taxes using the asset and liability approach. Deferred tax assets and liabilities are recognized for future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, as well as net operating losses and tax credit carry-forwards. Deferred tax amounts are determined by using the enacted tax rates expected to be in effect when the temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance reduces the deferred tax assets to the amount that is more likely than not to be realized.
The Company recognizes the effect of uncertain income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is more than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs.
The Company records interest and penalties related to uncertain tax positions in the provision for income taxes in the consolidated statements of operations. As of December 31, 2024, 2023 and 2022, these amounts were not significant.
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
(q)Net Loss Per Share Attributable to Common Stockholders
The Company calculates its basic and diluted net loss per share attributable to common stockholders in conformity with the two-class method required for companies with participating securities. The Company has 100,000,000 shares of preferred stock that are authorized but none are issued or outstanding.
Class A common stock was the only outstanding class of equity securities of the Company as of December 31, 2024 and 2023. Each share of Class A common stock is entitled to one vote per share.

Prior to June 28, 2023, the Company had outstanding equity securities of Class B common stock. On June 28, 2023, each outstanding share of the Company’s Class B common stock automatically converted (the “Conversion”) into one share of the Company’s Class A common stock pursuant to the terms of the Company’s certificate of incorporation. In addition, upon the Conversion, all outstanding stock options that were exercisable for shares of Class B common stock prior to the Conversion became exercisable for shares of Class A common stock. The Company retired all of the shares of its Class B common stock that were issued but not outstanding following the Conversion.
The Company also has dilutive securities, such as potential or restricted common shares or common stock equivalents, that were excluded from the calculation of diluted net loss per share attributable to common stockholders as their effect was antidilutive in all periods presented. These securities are presented in Note 20 to these consolidated financial statements.
(r)Cash and Cash Equivalents
The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Cash equivalents may consist of cash deposited into money market funds, U.S. treasury bills and commercial paper. All credit and debit card transactions that process as of the last day of each month and settle within the first few days of the subsequent month are also classified as cash and cash equivalents as of the end of the month in which they were processed.
(s)Accounts Receivable and Allowance for Doubtful Accounts
Accounts receivable are recorded net of the allowance for doubtful accounts. The allowance for doubtful accounts is estimated based on the Company's assessment of its ability to collect on customer accounts receivable. The Company regularly reviews the allowance by considering certain factors such as historical experience, credit quality, age of accounts receivable balances and other known conditions that may affect a customer's ability to pay. In cases where the Company is aware of circumstances that may impair a specific customer's ability to meet their financial obligations, a specific allowance is recorded against amounts due from the customer which reduces the net recognized receivable to the amount the Company reasonably believes will be collected. The Company writes-off accounts receivable against the allowance when a determination is made that the balance is uncollectible and collection of the receivable is no longer being actively pursued. As of December 31, 2024 and 2023, the allowance for doubtful accounts was $27.5 million and $42.0 million, respectively, and is recorded in accounts receivable, net, in the accompanying consolidated balance sheets.
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
(u)Leases
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
(v)Equity Method Investments
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
(w)Segment Information
The Company determines its operating and reportable segments in accordance with Accounting Standards Codification 280 Segment Reporting (“ASC 280”), which requires financial information to be reported based on how the chief operating decision maker (“CODM”), who is the Company's Chief Executive Officer (“CEO”), reviews and manages the business, and establishes criteria for aggregating operating segments into reportable segments. The Company operates in and reports its results in two reportable segments.
(x)Business Combinations
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
Goodwill is allocated within the operating segments of the Company to the reporting units. Prior to 2023, the Company had one reporting unit. During 2023, as a result of restructuring activities, the Company shifted to a multiple reporting unit structure. The Company reassigned its assets and liabilities to the reporting units based on which reporting units’ operations the assets and liabilities were employed in or were related to. Goodwill was reassigned using a relative fair value allocation approach.
The Company historically evaluated goodwill for impairment annually as of November 30 or when an indicator of impairment existed. During the year ended December 31, 2024, the Company voluntarily changed the date of the annual goodwill impairment assessment for all of its reporting units from November 30 to October 1 and, therefore, evaluated goodwill for impairment on October 1, 2024. This voluntary change in the annual goodwill assessment date is a change in accounting principle, which the Company believes is preferable as it provides the Company additional time to complete the annual assessment in advance of its year-end reporting, especially in periods when complex fair value measurement is required. This change in the annual assessment date does not delay, accelerate or avoid an impairment charge. This change was not applied retrospectively as it was impracticable to do so because retrospective application would require application of significant estimates and assumptions with the use of hindsight. Accordingly, the change has been applied prospectively. This change in the assessment date is not a material change to the Company’s financial statements. The Company has internal controls in place to identify any triggering events subsequent to this assessment date.
(z)Intangible Assets
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
The useful lives of the intangible assets are as follows:

Developed technology	4 - 7 years
Customer relationships	6 - 10 years
Supplier relationships	5 years
Trade names	5 years
Patents	20 years
Telecommunication licenses	Indefinite
Trademarks	Indefinite
Domain names	Indefinite

(aa)Impairment of Long-Lived Assets
The Company evaluates its long-lived assets, including property, equipment and intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets held and used is measured by a comparison of the carrying amount of an asset or an asset group to estimated undiscounted future net cash flows expected to be generated by the asset or asset group. If such evaluation indicates that the carrying amount of the asset or the asset group is not recoverable, an impairment loss would be equal to the amount the carrying value exceeds the fair value. The impairment is allocated to the long-lived assets within the asset group on a pro-rata basis using the relative carrying amounts of the assets. Carrying amounts of individual long-lived assets are not reduced below their respective fair values.
In the valuation of an asset or an asset group, management must make assumptions regarding estimated future revenue and cash flows to be derived from the respective asset or asset group, discount rates used and other assumptions. If these estimates or their related assumptions change in the future, the Company may be required to record impairment of these assets.
(ab)Derivatives and Hedging
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
(ac)Share Repurchases
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
The Company applies fair value accounting for all financial instruments measured at fair value on a recurring basis. The Company's financial instruments, which include cash, restricted cash, cash equivalents, accounts receivable and accounts payable are recorded at their carrying amounts, which approximate their fair values due to their short-term nature. Marketable securities consist of U.S. treasury securities, non-U.S. government securities, high credit quality corporate debt securities and commercial paper. All marketable securities are considered to be available-for-sale and recorded at their estimated fair values. Unrealized gains and losses for available-for-sale securities are recorded in other comprehensive loss. In valuing these items, the Company uses inputs and assumptions that market participants would use to determine their fair value, utilizing valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs.
The fair values of the senior notes due 2029 and 2031 (“2029 Notes” and “2031 Notes,” respectively) are determined based on their respective closing prices on the last trading day of the reporting period. These financial liabilities are not measured at fair value on a recurring basis.
The carrying value of the strategic investments, which consist of restricted equity securities of a publicly held company and equity securities of privately held companies, is determined under the measurement alternative on a non-recurring basis adjusting for observable changes in fair value or impairment. The Company does not have a controlling interest nor can it exercise significant influence over any of these entities.
The Company regularly reviews changes to the rating of its debt securities by rating agencies and monitors the surrounding economic conditions to assess the risk of expected credit losses. As of December 31, 2024, the risk of expected credit losses was not significant.
Impairments are considered to be other than temporary if they are related to deterioration in credit risk or if it is likely that the security will be sold before the recovery of its cost basis. Realized gains and losses and declines in value deemed to be other than temporary are determined based on the specific identification method and are reported in other (income) expenses, net.
(ae)Recently Adopted Accounting Guidance
In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. (“ASU”) 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures,” which is intended to improve reportable segment disclosures. The ASU expands segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the Chief Operating Decision Maker (“CODM”) and included within each reported measure of segment profit or loss. It also requires disclosure of the amount and description of the composition of other segment items and interim disclosures of a reportable segment's profit or loss and assets. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with retrospective application required. Early adoption is permitted. The Company adopted ASU 2023-07 in the fourth quarter of 2024. The adoption required certain additional disclosure that the Company made in Note 8 to these consolidated financial statements.

(af)Recently Issued Accounting Guidance, Not yet Adopted
In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” which requires disclosure of disaggregated income taxes paid, prescribes standard categories for the components of the effective tax rate reconciliation and modifies other income tax related disclosures. ASU 2023-09 is effective for annual periods beginning after December 15, 2024, and may be applied on a prospective basis. Early adoption is permitted. The Company expects to adopt ASU 2023-09 upon its effective date. The adoption will require certain additional disclosure in the notes to the Company’s consolidated financial statements.
In November 2024, the FASB issued ASU 2024-03, “Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses,” which requires the disaggregation of certain expenses in the notes of the financial statements to provide enhanced transparency into the expense captions presented on the face of the statements of operations. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027, and may be applied either prospectively or retrospectively. The adoption will require certain additional disclosure in the notes to the Company’s consolidated financial statements.
3. Fair Value Measurements
Financial Assets
The following tables provide the financial assets measured at fair value on a recurring basis:

	Amortized Cost or Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses Less Than 12 Months	Gross Unrealized Losses More Than 12 Months	Fair Value Hierarchy as of December 31, 2024			Aggregate Fair Value
					Level 1	Level 2	Level 3
Financial Assets:	(In thousands)
Cash and cash equivalents:
Money market funds	$207,323	$—	$—	$—	$207,323	$—	$—	$207,323
Commercial paper	15,059	—	—	—	—	15,059	—	15,059
U.S. Treasury bills	2,748	—	—	—	2,748	—	—	2,748
Total included in cash and cash equivalents	225,130	—	—	—	210,071	15,059	—	225,130
Marketable securities:
Debt securities:
U.S. Treasury securities	379,846	1,243	(296)	(55)	380,738	—	—	380,738
Non-U.S. government securities	2,909	27	—	—	2,936	—	—	2,936
Corporate debt securities and commercial paper	1,571,944	6,415	(1,594)	(557)	16,890	1,559,318	—	1,576,208
Total debt securities	1,954,699	7,685	(1,890)	(612)	400,564	1,559,318	—	1,959,882
Equity securities	3,220	—	—	—	3,220	—	—	3,220
Total marketable securities	1,957,919	7,685	(1,890)	(612)	403,784	1,559,318	—	1,963,102
Total financial assets	$2,183,049	$7,685	$(1,890)	$(612)	$613,855	$1,574,377	$—	$2,188,232

	Amortized Cost or Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses Less Than 12 Months	Gross Unrealized Losses More Than 12 Months	Fair Value Hierarchy as of December 31, 2023			Aggregate Fair Value
					Level 1	Level 2	Level 3
Financial Assets:	(In thousands)
Cash and cash equivalents:
Money market funds	$408,696	$—	$—	$—	$408,696	$—	$—	$408,696
Total included in cash and cash equivalents	408,696	—	—	—	408,696	—	—	408,696
Marketable securities:
Debt securities:
U.S. Treasury securities	410,665	2,162	(7)	(1,665)	411,155	—	—	411,155
Non-U.S. government securities	83,576	55	(111)	(1,209)	82,311	—	—	82,311
Corporate debt securities and commercial paper	2,859,071	15,366	(10,818)	(5,922)	16,690	2,841,007	—	2,857,697
Total debt securities	3,353,312	17,583	(10,936)	(8,796)	510,156	2,841,007	—	3,351,163
Equity securities	4,901	—	—	—	4,901	—	—	4,901
Total marketable securities	3,358,213	17,583	(10,936)	(8,796)	515,057	2,841,007	—	3,356,064
Total financial assets	$3,766,909	$17,583	$(10,936)	$(8,796)	$923,753	$2,841,007	$—	$3,764,760
Debt Securities
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
Interest earned on marketable securities was $90.2 million, $77.7 million and $64.6 million in the years ended December 31, 2024, 2023 and 2022, respectively. The interest is recorded as other income (expenses), net, in the accompanying consolidated statements of operations.
The following table summarizes the contractual maturities of marketable securities:

	As of December 31,
	2024		2023
	Amortized Cost	Aggregate Fair Value	Amortized Cost	Aggregate Fair Value
Financial Assets:	(In thousands)
Less than one year	$684,294	$685,091	$1,448,256	$1,434,149
One to three years	1,270,405	1,274,791	1,905,056	1,917,014
Total	$1,954,699	$1,959,882	$3,353,312	$3,351,163
Equity Securities
The equity securities consist of shares of a publicly traded company that were received as consideration in a divestiture transaction described in Note 5 to these consolidated financial statements.
Strategic Investments
As of December 31, 2024 and 2023, the Company held strategic investments with an aggregate carrying value of $23.5 million and $30.7 million, respectively, recorded as other long-term assets in the accompanying consolidated balance sheets. There were no significant impairments or adjustments recorded in the years ended December 31, 2024 and 2022, related to these securities. In the year ended December 31, 2023, the Company remeasured to fair value one of its strategic investments acquired in 2021 due to an assessed impairment. The fair value measurement of the strategic investment is classified as Level 2 in the fair value hierarchy and the primary input used in the fair value measurement was the publicly available stock price of the issuer’s unrestricted security of the same class. The impairment loss of $46.2 million is recorded in other expenses, net, in the accompanying consolidated statement of operations for the year ended December 31, 2023.

Financial Liabilities
The Company’s financial liabilities that are measured at fair value on a recurring basis consist of foreign currency derivative liabilities and are classified as Level 2 financial instruments in the fair value hierarchy. As of December 31, 2024 and 2023, the aggregate fair value of these liabilities and the associated unrealized losses were not significant.
The Company’s financial liabilities that are not measured at fair value on a recurring basis are its 2029 Notes and its 2031 Notes. As of December 31, 2024, the fair value of the 2029 Notes and 2031 Notes were $464.9 million and $453.9 million, respectively. As of December 31, 2023, the fair value of the 2029 Notes and 2031 Notes were $462.4 million and $452.3 million, respectively. These fair values are classified as Level 2 in the fair value hierarchy.

4. Property and Equipment
Property and equipment consist of the following:

	As of December 31,
	2024	2023
	(In thousands)
Capitalized internal-use software developments costs	$357,334	$297,655
Data center equipment (1)	63,672	104,543
Leasehold improvements	78,104	92,315
Office equipment	50,659	60,905
Furniture and fixtures	12,618	14,558
Software	14,143	14,639
Total property and equipment	576,530	584,615
Less: accumulated depreciation and amortization (1)	(385,488)	(374,976)
Total property and equipment, net	$191,042	$209,639
____________________________________
(1) Data center equipment includes $33.5 million and $72.4 million in assets held under finance leases as of December 31, 2024 and 2023, respectively. Accumulated depreciation and amortization includes $28.6 million and $55.9 million of accumulated depreciation for assets held under finance leases as of December 31, 2024 and 2023, respectively.
Depreciation and amortization expense was $91.9 million, $89.9 million and $71.7 million for the years ended December 31, 2024, 2023 and 2022, respectively.
The Company capitalized $72.5 million, $57.2 million and $65.4 million in internal‑use software development costs in the years ended December 31, 2024, 2023 and 2022, respectively.
5. Divestitures
There were no divestitures in the year ended December 31, 2024.
In 2023, the Company sold its ValueFirst business, which operated an enterprise communications platform in India, for a total cash sales price of $45.5 million, or $38.2 million in proceeds, net of cash divested. As part of the transaction, the Company divested $17.4 million of tangible net assets, $17.3 million of intangible assets and $34.6 million of goodwill. The sale resulted in a loss of $28.8 million, which is recorded within general and administrative expenses in the accompanying consolidated statement of operations for the year ended December 31, 2023. The Company also recorded an additional $3.3 million of divestiture-related expenses in the same period.
Separately, in 2023, the Company sold its Internet of Things (“IoT”) asset group for stock consideration of $15.8 million. The loss on divestiture and related expenses were not significant.

6. Impairment
Operating right-of-use assets
In 2022, the Company adopted a remote-first operating strategy whereby employees work remotely on a permanent basis. As a result, the Company permanently closed several of its offices in 2023 and 2022, which required reassessment of the operating right-of-use (“ROU”) assets and the associated leasehold improvements and property and equipment for impairment. The Company determined that the carrying amounts of these assets exceeded their respective fair values. The Company engaged a third‑party expert to assist with the valuation analysis. The Company regularly assesses recoverability of its ROU assets and the related long-lived asset categories for indicators of impairment. In the years ended December 31, 2023 and 2022, the Company recorded $34.8 million and $97.7 million of impairment, respectively, related to its permanently closed offices. The impairment is recorded in the impairment of long-lived assets line item in the accompanying consolidated statements of operations for the years ended December 31, 2023 and 2022.
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
No other significant impairments were recorded during the years ended December 31, 2024, 2023 or 2022.
7. Restructuring Activities
No significant restructuring activities occurred in the year ended December 31, 2024.
In February 2023, the Company announced a workforce reduction plan (the “February 2023 Plan”) that was designed to reduce operating costs, improve operating margins and accelerate profitability. The February 2023 Plan eliminated approximately 17% of the Company’s workforce. The execution of the February 2023 Plan was substantially completed in the first quarter of 2023. For the year ended December 31, 2023, restructuring charges related to the February 2023 Plan were $141.1 million, which consisted of $130.0 million related to employee severance, benefits and facilitation costs, and $11.1 million related to vesting of employee stock based compensation awards. $108.9 million of the restructuring charges related to the Communications reportable segment, $9.4 million related to the Segment reportable segment and $22.8 million was included in corporate costs.
The following table summarizes the Company’s restructuring liability related to the February 2023 Plan that is included in accrued expenses and other current liabilities in the accompanying consolidated balance sheet as of December 31, 2023:

	Workforce Reduction Costs	Facilitation Costs	Total
	(In thousands)
Balance as of December 31, 2022	$—	$—	$—
Restructuring charges	120,711	9,289	130,000
Cash payments	(111,852)	(8,895)	(120,747)
Balance as of December 31, 2023	$8,859	$394	$9,253
February 2023 Plan restructuring charges incurred in 2024 were not significant. No amounts were outstanding as of December 31, 2024 related to this plan.
In December 2023, the Company announced a workforce restructuring plan that was designed to streamline operations and accelerate the Company’s path to profitable growth (the “December 2023 Plan”). The December 2023 Plan eliminated approximately 5% of the Company’s workforce. Restructuring charges related to the December 2023 Plan were not significant.
In September 2022, the Company announced a workforce restructuring plan that was designed to reduce operating costs and improve operating margins (the “September 2022 Plan”). The September 2022 Plan eliminated approximately 11% of the Company’s workforce. In the year ended December 31, 2022, the Company recorded $76.6 million of restructuring charges, including a $14.3 million expense related to vesting of the employee stock-based compensation awards, in its accompanying consolidated statement of operations. $67.4 million of the restructuring charges related to the Communications reportable segment, $1.6 million related to the Segment reportable segment and $7.6 million was included in corporate costs.
8. Segment Reporting
As of December 31, 2024, the Company had two operating and reportable segments: Twilio Communications (“Communications”) and Twilio Segment (“Segment”).
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
The Company’s CEO, who is also the CODM, reviews the operating results by segment using non-GAAP income (loss) from operations as the measure of segment profitability. The CODM uses this measure of segment profitability to allocate resources and assess performance of each segment by comparing the segment actual results to the comparable results in prior periods and to any internally or externally set expectations. Presented below is the discrete financial information by reportable segment for the years ended December 31, 2024, 2023, and 2022, that reflects management’s current view of the business and that is regularly provided to the CODM. Prior period amounts were reclassified to conform to the current period’s presentation. Asset information is not reviewed by the CODM on a segment basis. Revenue, costs of revenue and operating expenses are generally directly attributable to each segment. Certain costs of revenue and operating expenses are allocated based on methodologies that best reflect the patterns of consumption of these costs. Corporate costs are not allocated to operating segments. Corporate costs consist of costs that support company-wide processes, are managed on the company-wide level, and include costs related to corporate governance and communication, global brand awareness, information security, and certain legal, human resources, finance and accounting expenses. In addition to corporate costs, cost of revenue and operating expenses not allocated to operating segments include stock-based compensation, amortization of acquired intangibles, payroll taxes related to stock-based compensation, charitable contributions and restructuring costs.

	Year Ended December 31, 2024
	Communications	Segment	Total
	(In thousands)
Revenue	$4,160,340	$297,696	$4,458,036
Cost of revenue attributable to segments	2,014,491	79,469	2,093,960
Operating expenses attributable to segments	1,103,800	280,882	1,384,682
Segment non-GAAP income (loss) from operations	$1,042,049	$(62,655)	$979,394

Reconciliation of total segment non-GAAP income from operations to loss from operations:
Total segment non-GAAP income from operations			$979,394
Corporate costs not allocated to segments			(265,000)
Stock-based compensation			(613,429)
Amortization of acquired intangibles			(111,851)
Payroll taxes related to stock-based compensation			(9,642)
Charitable contributions			(19,907)
Restructuring costs			(13,273)
Loss from operations			(53,708)
Other expenses, net			(34,905)
Loss before provision for income taxes			$(88,613)

	Year Ended December 31, 2023
	Communications	Segment	Total
	(In thousands)
Revenue	$3,858,693	$295,252	$4,153,945
Cost of revenue attributable to segments	1,901,275	68,433	1,969,708
Operating expenses attributable to segments	1,115,428	299,249	1,414,677
Segment non-GAAP income (loss) from operations	$841,990	$(72,430)	$769,560

Reconciliation of total segment non-GAAP income from operations to loss from operations:
Total segment non-GAAP income from operations			$769,560
Corporate costs not allocated to segments			(236,552)
Stock-based compensation			(662,842)
Amortization of acquired intangibles			(192,307)
Acquisition and divestiture related expenses			(5,555)
Loss on net assets divested			(32,277)
Payroll taxes related to stock-based compensation			(12,985)
Charitable contributions			(17,346)
Restructuring costs			(165,733)
Impairment of long-lived assets			(320,504)
Loss from operations			(876,541)
Other expenses, net			(120,188)
Loss before provision for income taxes			$(996,729)

	Year Ended December 31, 2022
	Communications	Segment	Total
	(In thousands)
Revenue	$3,550,087	$276,234	$3,826,321
Cost of revenue attributable to segments	1,817,019	51,396	1,868,415
Operating expenses attributable to segments	1,414,388	254,533	1,668,921
Segment non-GAAP income (loss) from operations	$318,680	$(29,695)	$288,985

Reconciliation of total segment non-GAAP loss from operations to loss from operations:
Total segment non-GAAP loss from operations			$288,985
Corporate costs not allocated to segments			(293,475)
Stock-based compensation			(784,285)
Amortization of acquired intangibles			(206,181)
Acquisition and divestiture related expenses			(2,621)
Payroll taxes related to stock-based compensation			(23,832)
Charitable contributions			(9,541)
Restructuring costs			(76,636)
Impairment of long-lived assets			(97,722)
Loss from operations			(1,205,308)
Other expenses, net			(38,324)
Loss before provision for income taxes			$(1,243,632)

Depreciation and amortization expenses, except for amortization of acquired intangibles, that are included in non-GAAP income from operations for the Communications reportable segment was $71.9 million, $74.1 million and $61.9 million in the years ended December 31, 2024, 2023 and 2022, respectively. Amortization of deferred commissions included in non-GAAP income from operations for the Communications reportable segment was $60.7 million, $60.0 million and $47.7 million in the years ended December 31, 2024, 2023 and 2022, respectively.

Depreciation and amortization expenses, except for amortization of acquired intangibles, that are included in non-GAAP loss from operations for the Segment reportable segment was $18.1 million, $13.7 million and $6.1 million in the years ended December 31, 2024, 2023 and 2022, respectively. Amortization of deferred commissions included in non-GAAP loss from operations for the Segment reportable segment was $15.7 million, $12.9 million and $10.3 million in the years ended December 31, 2024, 2023 and 2022, respectively.
9. Derivatives and Hedging
As of December 31, 2024, the Company had outstanding foreign currency forward contracts designated as cash flow hedges with a total sell notional value of $216.4 million. The notional value represents the amount that will be sold upon maturity of the forward contract. As of December 31, 2024, these contracts had maturities of up to 1.4 years. Gains and losses associated with these foreign currency forward contracts were not significant.
The Company is subject to master netting agreements with certain counterparties of the foreign exchange contracts, under which it is permitted to net settle transactions of the same currency with a single net amount payable by one party to the other. It is the Company’s policy to present the derivatives at gross in its consolidated balance sheets. The Company’s foreign currency forward contracts are not subject to any credit contingent features or collateral requirements. The Company manages its exposure to counterparty risk by entering into contracts with a diversified group of major financial institutions and by actively monitoring its outstanding positions. As of December 31, 2024, the Company did not have any offsetting arrangements.
10. Right-of-Use Assets and Lease Liabilities
The Company has entered into various operating lease agreements for office space and finance lease agreements for data centers, office equipment and furniture.
As of December 31, 2024, the Company had various leased properties with remaining lease terms from 0.1 years to 4.8 years, some of which include options to extend the leases for up to 5.0 years.

During 2023 and 2022, as a result of the office closures described in Note 6, the Company impaired several of its ROU assets related to office leases that would no longer be used to support its ongoing operations. In the years ended December 31, 2023 and 2022, the Company recorded $34.8 million and $97.7 million impairment expense, respectively, related to these office closures, of which $24.8 million and $72.8 million, respectively, related to the ROU assets. The remaining impairment expense related to the associated assets in the property, plant and equipment categories. In the year ended December 31, 2024, there was no impairment expense related to office closures. For the years ended December 31, 2024, 2023 and 2022, the Company did not have significant sublease income related to any of its subleased offices.
Operating lease costs recorded in the accompanying consolidated statements of operations were $25.4 million, $35.7 million and $57.8 million for the years ended December 31, 2024, 2023 and 2022, respectively. Lease costs associated with short-term leases, variable leases and finance leases were not significant.
Supplemental cash flow and other information related to operating leases are as follows:

	Year Ended
	December 31,
	2024	2023
Operating cash flows paid for amounts included in operating lease liabilities (in thousands)	$54,376	$65,494
Weighted average remaining lease term (in years)	3.6	4.1
Weighted average discount rate	4.6%	4.5%
Maturities of operating lease liabilities are as follows:

As of December 31, 2024
Year Ended December 31,	(In thousands)
2025	$38,474
2026	35,035
2027	27,565
2028	22,588
2029	5,897
Total lease payments	129,559
Less: imputed interest	(9,999)
Total operating lease obligations	119,560
Less: current obligations	(33,685)
Long-term operating lease obligations	$85,875
11. Equity Method Investment
In May 2022, the Company acquired 44.6% of the equity interests in Syniverse Corporation (“Syniverse”) for $750.0 million in cash. The Company determined that it does not have a controlling financial interest in Syniverse but does exercise significant influence and, therefore, the investment was accounted for under the equity method. The Company estimated that on the investment closing date there was an excess investment basis of $530.7 million related to its proportionate share of the identifiable intangible assets and $41.3 million related to the associated deferred tax liability. The equity method goodwill was estimated at $623.8 million.
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

In the years ended December 31, 2024, 2023 and 2022, the Company recorded $108.5 million, $121.9 million and $35.3 million, respectively, of its proportionate share of the investee's net operating results, the amortization of the basis difference and dilution loss as part of other expenses, net, in the accompanying consolidated statements of operations. The Company also recorded $0.7 million and $15.6 million of its proportionate share of the investee’s other comprehensive income for the years ended December 31, 2024 and 2023, respectively, and $14.9 million of its proportionate share of the investee’s other comprehensive loss for the year ended December 31, 2022, in the accompanying consolidated statements of other comprehensive loss. Results of operations and other comprehensive loss were recorded on a 90-day lag.
As of December 31, 2024 and 2023, the Company held 43.8% and 44.0%, respectively, of the equity interests in Syniverse. The unamortized net excess investment basis was $353.3 million and $410.4 million, respectively. The carrying amount of the investment in the accompanying consolidated balance sheets was $485.8 million and $593.6 million as of December 31, 2024 and 2023, respectively.
In conjunction with this investment, the Company and Syniverse entered into a wholesale agreement, pursuant to which Syniverse would process, route and deliver application-to-person messages originating and/or terminating between the Company’s customers and mobile network operators. The values of the transactions that occurred between the Company and Syniverse were $145.0 million and $143.7 million for the years ended December 31, 2024 and 2023, respectively, and $89.6 million for the period from the investment closing date on May 13, 2022, through December 31, 2022. These transactions were recorded as cost of revenue in the accompanying consolidated statements of operations.
Summarized financial information of Syniverse is presented below on a one-month lag. The investee’s fiscal year end is November 30.

	As of November 30,
	2024	2023
	(In thousands)
Current assets	$225,975	$195,426
Noncurrent assets	$2,344,658	$2,368,645
Current liabilities	$232,522	$200,541
Noncurrent liabilities	$1,176,332	$1,153,801
Non controlling interest	$6,027	$6,380

	Year Ended November 30,
	2024	2023	2022(1)
	(In thousands)
Revenue	$819,164	$739,317	$753,913
Cost of operations (excluding depreciation and amortization)	$474,081	$430,140	$466,340
Income (loss) from operations	$113,950	$67,870	$(147,166)
Net loss	$(38,849)	$(89,096)	$(312,773)
Net loss attributable to Syniverse Corporation	$(40,917)	$(90,770)	$(314,379)
____________________________________
(1) The Company invested in the investee in May 2022. It is impracticable to provide audited financial information for a partial fiscal year due to its unavailability.
12. Goodwill and Intangible Assets
Goodwill
During 2023, as a result of business reorganization events, the Company shifted from a single reporting unit structure to a multiple reporting unit structure. The Company reallocated goodwill to its newly formed reporting units and tested goodwill for impairment on the reporting unit level immediately before and immediately after each reorganization. The Company engaged a third-party expert to assist in the valuation analysis. The Company concluded that its goodwill was not impaired immediately before and immediately after each reorganization.

To allocate goodwill to the newly formed reporting units in 2023, the Company estimated the fair value of its reporting units using a weighting of fair values derived from an income and a market approach. Estimating the fair value by these methods involves the use of various assumptions that the Company believes were reasonable under then current circumstances. Under the income approach, the Company determined the fair value of a reporting unit based on the present value of estimated future cash flows using the cash flow projections prepared by management. The market approach estimates the fair value based on market multiples of revenue or adjusted EBITDA, as applicable, derived from comparable publicly traded companies with similar operating and investment characteristics as the reporting unit. While these assumptions reflect management’s best estimates of future performance at that time, the estimates are inherently complex and uncertain and the Company’s actual results could differ materially from the estimates.

The following table presents the goodwill allocated to the Company’s reportable segments as of December 31, 2024 and 2023, and the changes during the period:

	Twilio Communications	Twilio Segment	Total
	(In thousands)
Balance as of December 31, 2022	$—	$—	$5,284,153
Foreign currency adjustments			26
Reallocation to segments in 2023(1)	$4,978,094	$306,085	—
Foreign currency adjustments	251	—	251
Goodwill divested(2)	(41,164)	—	(41,164)
Balance as of December 31, 2023	$4,937,181	$306,085	$5,243,266
____________________________________
(1) Represents reallocation of goodwill as a result of the change in reporting unit structure in 2023.
(2) Represents goodwill related to the divestitures of the ValueFirst business and IoT asset group in 2023, as described in Note 5.
There was no goodwill activity during the year ended December 31, 2024. As of December 31, 2024, the balance of the Company’s goodwill was $5.2 billion, of which $4.9 billion relates to the Communications reportable segment and $306.1 million relates to the Segment reportable segment.
Intangible assets
Intangible assets consist of the following:

	As of December 31, 2024
	Cost	Accumulated Amortization	Net
Amortizable intangible assets:	(In thousands)
Developed technology	$388,341	$(306,063)	$82,278
Customer relationships	348,314	(215,523)	132,791
Supplier relationships	49,756	(35,363)	14,393
Trade names	25,968	(25,014)	954
Patent	3,968	(1,096)	2,872
Total amortizable intangible assets	816,347	(583,059)	233,288
Non-amortizable intangible assets:
Telecommunication licenses	4,920	—	4,920
Trademarks and other	295	—	295
Total	$821,562	$(583,059)	$238,503

	As of December 31, 2023
	Cost	Accumulated Amortization	Net
Amortizable intangible assets:	(In thousands)
Developed technology	$397,473	$(259,635)	$137,838
Customer relationships	349,074	(170,511)	178,563
Supplier relationships	49,756	(26,316)	23,440
Trade names	25,968	(23,600)	2,368
Order backlog	10,000	(10,000)	—
Patent	3,968	(902)	3,066
Total amortizable intangible assets	836,239	(490,964)	345,275
Non-amortizable intangible assets:
Telecommunication licenses	4,920	—	4,920
Trademarks and other	295	—	295
Total	$841,454	$(490,964)	$350,490
Amortization expense was $112.0 million, $192.5 million and $206.4 million for the years ended December 31, 2024, 2023 and 2022, respectively.
There was no impairment related to intangible assets in the year ended December 31, 2024. In the year ended December 31, 2023, the Company recorded an impairment charge related to certain of its intangible assets, as described in Note 6.
Total estimated future amortization expense is as follows:

As of December 31, 2024
Year Ended December 31,	(In thousands)
2025	$107,862
2026	42,149
2027	25,330
2028	19,055
2029	14,970
Thereafter	23,922
Total	$233,288

13. Balance Sheet Components
Prepaid expenses and other current assets consist of the following:

	As of December 31,
	2024	2023
	(In thousands)
Prepaid expenses	$333,911	$196,850
Other current assets	140,449	132,354
Total prepaid expenses and other current assets	$474,360	$329,204
Accrued expenses and other current liabilities consist of the following:

	As of December 31,
	2024	2023
	(In thousands)
Accrued payroll and related	$76,708	$77,593
Company-wide bonus program liability	109,776	—
Accrued bonus and commission	21,585	17,345
Accrued cost of revenue	173,739	155,721
Sales and other taxes payable	79,731	70,913
Restructuring liability	318	29,086
Accrued other expense	68,829	73,653
Total accrued expenses and other current liabilities	$530,686	$424,311
14. Long-Term Debt
Long-term debt, net, consists of the following:

	As of December 31,
	2024	2023
	(In thousands)
2029 Senior Notes
Principal	$500,000	$500,000
Unamortized discount	(3,518)	(4,274)
Unamortized issuance costs	(792)	(962)
Net carrying amount	495,690	494,764
2031 Senior Notes
Principal	500,000	500,000
Unamortized discount	(4,166)	(4,744)
Unamortized issuance costs	(937)	(1,067)
Net carrying amount	494,897	494,189
Total long-term debt, net	$990,587	$988,953

2029 and 2031 Senior Notes
In March 2021, the Company issued $1.0 billion aggregate principal amount of senior notes, consisting of $500.0 million principal amount of 3.625% notes due 2029 (the “2029 Notes”) and $500.0 million principal amount of 3.875% notes due 2031 (the “2031 Notes” and together with the 2029 Notes, the “Notes”). Initially, none of the Company’s subsidiaries guaranteed the Notes. However, under certain circumstances in the future the Notes can be guaranteed by each of the Company’s material domestic subsidiaries. The 2029 Notes and 2031 Notes will mature on March 15, 2029 and March 15, 2031, respectively. Interest payments are payable semi-annually in arrears on March 15 and September 15 of each year.
The aggregate net proceeds from offering of the Notes were approximately $984.7 million after deducting underwriting discounts and issuance costs paid by the Company.
As of December 31, 2024, the Company may voluntarily redeem the 2029 Notes, in whole or in part, under the following circumstances:
(1)at any time on or after March 15, 2024 at a prepayment price equal to 101.813% of the principal amount;
(2)at any time on or after March 15, 2025 at a prepayment price equal to 100.906% of the principal amount; and
(3)at any time on or after March 15, 2026 at a prepayment price equal to 100.000% of the principal amount;
in each case, the redemption will include the accrued and unpaid interest, as applicable.
As of December 31, 2024, the Company may voluntarily redeem the 2031 Notes, in whole or in part, under the following circumstances:
(1)at any time prior to March 15, 2026 at 100% of the principal amount, plus a “make-whole” premium;
(2)at any time on or after March 15, 2026 at a prepayment price equal to 101.938% of the principal amount;
(3)at any time on or after March 15, 2027 at a prepayment price equal to 101.292% of the principal amount;
(4)at any time on or after March 15, 2028 at a prepayment price equal to 100.646% of the principal amount; and
(5)at any time on or after March 15, 2029 at a prepayment price equal to 100.000% of the principal amount;
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
As of December 31, 2024, the Company was in compliance with all of its covenants under the Indenture.

15. Supplemental Balance Sheet Information
A roll‑forward of the Company’s customer credit reserve is as follows:

	As of December 31,
	2024	2023	2022
	(In thousands)
Balance, beginning of period	$33,594	$33,124	$18,577
Additions	81,695	167,044	86,303
Deductions against reserve	(95,948)	(166,574)	(71,756)
Balance, end of period	$19,341	$33,594	$33,124

16. Revenue by Geographic Area and Groups of Similar Products
Revenue by geographic area is based on the IP address or the mailing address of the customer at the time of registration. The following table sets forth revenue by geographic area:

	Year Ended December 31,
	2024	2023	2022
Revenue by geographic area:	(In thousands)
United States	$2,898,056	$2,757,470	$2,510,525
International	1,559,980	1,396,475	1,315,796
Total	$4,458,036	$4,153,945	$3,826,321

Percentage of revenue by geographic area:
United States	65%	66%	66%
International	35%	34%	34%
The following table sets forth long-lived assets by geographic area:

	As of December 31,
	2024	2023
Long-lived assets by geographic area:	(In thousands)
United States	$65,782	$99,368
International	25,676	39,644
Total	$91,458	$139,012
Percentage of long-lived assets by geographic area:
United States	72%	71%
International	28%	29%

The following table sets forth revenue by groups of similar products:

	Year Ended December 31,
	2024	2023	2022
Revenue by groups of similar products:	(In thousands)
Twilio Communications:
Messaging	$2,358,767	$2,184,752	$2,066,300
Voice	543,117	511,728	474,790
Email	488,271	440,185	399,314
Other	770,185	722,028	609,683
Total Twilio Communications	4,160,340	3,858,693	3,550,087
Twilio Segment	297,696	295,252	276,234
Total	$4,458,036	$4,153,945	$3,826,321
17. Commitments and Contingencies

(a)Lease and Other Commitments
The Company entered into various non-cancelable operating lease agreements for its facilities. Refer to Note 10 for additional detail on the Company's operating lease commitments.
Additionally, the Company has contractual commitments with its cloud infrastructure providers, network service providers and other vendors that are noncancellable and expire within one to four years. In the year ended December 31, 2024, the Company entered into several such agreements with terms of up to four years for a total purchase commitment of $182.5 million. Future minimum payments under these noncancellable purchase commitments are summarized in the table below. Unrecognized tax benefits are not included in these amounts because any amounts expected to be settled in cash are not significant:

As of December 31, 2024
Year Ending December 31,	(In thousands)
2025	$405,331
2026	245,946
2027	3,831
2028	220
Total payments	$655,328
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
As of December 31, 2024 and 2023, no amounts were accrued related to any outstanding indemnification agreements.
(d)Other Taxes
The Company conducts operations in many tax jurisdictions within and outside the United States. In many of these jurisdictions, non-income-based taxes, such as sales, use, telecommunications and other local taxes are assessed on the Company’s operations. The Company carries reserves for certain of its non-income-based tax exposures in certain jurisdictions when it is both probable that a liability was incurred and the amount of the exposure can be reasonably estimated. These reserves are based on estimates which include several key assumptions including, but not limited to, the taxability of the Company’s services, the jurisdictions in which management believes it had nexus and the sourcing of revenues to those jurisdictions.
The Company continues to remain in discussions with certain jurisdictions regarding its prior sales and other taxes that it may owe. In the event any of these jurisdictions disagree with management’s assumptions and analysis, the assessment of the Company’s tax exposure could differ materially from management’s current estimates.
As of December 31, 2024, the liabilities recorded for non-income-based taxes were $19.3 million for domestic jurisdictions and $22.0 million for jurisdictions outside of the United States. As of December 31, 2023, these liabilities were $18.0 million and $22.2 million, respectively.
18. Stockholders' Equity
Preferred Stock
As of December 31, 2024 and 2023, the Company had authorized 100,000,000 shares of preferred stock, par value $0.001, of which no shares were issued and outstanding.
Common Stock
As of December 31, 2024 and 2023, the Company had authorized 1,000,000,000 shares of Class A common stock and 3,170,181 shares of Class B common stock, each par value of $0.001 per share. As of December 31, 2024 and 2023, 152,610,697 and 181,945,771 shares of Class A common stock, respectively, and no shares of Class B common stock were issued and outstanding.
The Company had reserved shares of common stock for issuance as follows:

	As of December 31,
	2024	2023
Stock options issued and outstanding	1,322,176	1,722,861
Unvested restricted stock units issued and outstanding	18,386,271	18,755,538
Shares of Class A common stock reserved for Twilio.org	353,633	442,041
Stock-based awards available for grant under 2016 Plan	23,292,678	19,869,260
Shares of Class A common stock reserved for issuance pursuant to ESPP	9,709,326	8,541,701
Total	53,064,084	49,331,401

Share Repurchase Programs
In February 2023, the board of directors of the Company authorized the repurchase of up to $1.0 billion in aggregate value of the Company’s outstanding Class A common stock, and in March 2024, the board of directors authorized the repurchase of an additional $2.0 billion in aggregate value of the Company’s outstanding Class A common stock. Repurchases under this program could be made through open market, private transactions or other means, in compliance with applicable federal securities laws, and could include repurchases pursuant to Rule 10b5-1 trading plans. The Company had discretion in determining the conditions under which shares may be repurchased from time to time. This repurchase program expired on December 31, 2024.
During the years ended December 31, 2024 and 2023, the Company repurchased 36.8 million shares and 11.3 million shares of its Class A common stock, respectively, for an aggregate purchase price of $2.3 billion and $672.1 million, respectively. As of December 31, 2024, the Company completed repurchases of $3.0 billion in aggregate value of its Class A common stock, as originally authorized.
In January 2025, the board of directors of the Company authorized a new share repurchase program to repurchase up to $2.0 billion in aggregate value of the Company’s outstanding Class A common stock with the repurchase terms similar to the previous program. The new program expires on December 31, 2027.
19. Stock-Based Compensation
The following are descriptions for stock plans that govern a significant amount of outstanding equity awards as of December 31, 2024:
2008 Stock Option Plan
In connection with the Company’s initial public offering on June 22, 2016, the 2008 Stock Option Plan, as amended and restated (the “2008 Plan”), was terminated and, accordingly, no shares were available for issuance after the termination. As of December 31, 2024 and 2023, all remaining outstanding stock options granted under the 2008 Plan were vested and exercisable and continue to be governed by the provisions of this plan.
2016 Stock Option Plan
The Company’s 2016 Stock Option and Incentive Plan (the “2016 Plan”) became effective on June 21, 2016. The 2016 Plan provides for the grant of ISOs, NSOs, restricted stock awards, RSUs, stock appreciation rights, unrestricted stock awards, performance share awards, dividend equivalent rights and cash-based awards to employees, directors and consultants of the Company. A total of 11,500,000 shares of the Company’s Class A common stock were initially reserved for issuance under the 2016 Plan. These available shares automatically increase each January 1, beginning on January 1, 2017, by 5% of the number of shares of the Company’s Class A and Class B common stock outstanding on the immediately preceding December 31, or such lesser number of shares as determined by the Company’s compensation committee. On January 1, 2024 and 2023, the shares available for grant under the 2016 Plan were automatically increased by 9,097,289 shares and 9,298,785 shares, respectively.
Under the 2016 Plan, the stock options are granted at a price per share not less than 100% of the fair market value per share of the underlying common stock on the date of grant.
2016 Employee Stock Purchase Plan
The Company’s 2016 ESPP was effective on June 21, 2016. A total of 2,400,000 shares of the Company’s Class A common stock were initially reserved for issuance under the 2016 ESPP. These available shares automatically increase each January 1, beginning on January 1, 2017, by the lesser of 1,800,000 shares of the Company's Class A common stock, 1% of the number of shares of the Company’s Class A and Class B common stock outstanding on the immediately preceding December 31 or such lesser number of shares as determined by the Company’s compensation committee. On January 1, 2024 and 2023, the shares available for grant under the 2016 ESPP were automatically increased by 1,800,000 shares.
The 2016 ESPP allows eligible employees to purchase shares of the Company’s Class A common stock at a discount of 15% through payroll deductions of their eligible compensation, subject to any plan limitations. The 2016 ESPP provides for separate six-month offering periods beginning in May and November of each year.

On each purchase date, eligible employees purchase shares of the Company’s Class A common stock at a price per share equal to 85% of the lesser of (i) the fair market value of the Company’s Class A common stock on the offering date or (ii) the fair market value of the Company’s Class A common stock on the purchase date.
As of December 31, 2024, total unrecognized compensation cost related to the 2016 ESPP was not significant.
Stock-options and restricted stock units and awards activity under the Company’s equity incentive plans is as follows:
Stock Options

	Number of options outstanding	Weighted- average exercise price (Per share)	Weighted- average remaining contractual term (In years)	Aggregate intrinsic value (In thousands)
Outstanding options as of December 31, 2023	1,722,861	$71.13	4.45	$56,007
Exercised	(181,818)	$23.88
Forfeited and canceled	(218,867)	$92.18
Outstanding options as of December 31, 2024	1,322,176	$74.15	3.05	$74,838
Options vested and exercisable as of December 31, 2024	1,317,265	$73.30	3.03	$74,838

	Year Ended December 31,
	2024	2023	2022
	(In thousands, except per share amounts)
Aggregate intrinsic value of stock options exercised (1)	$8,649	$15,242	$80,839
Total estimated grant date fair value of options vested	$9,351	$28,619	$77,403
Weighted-average grant date fair value per share of options granted	$—	$—	$50.66
____________________________________
(1) Aggregate intrinsic value represents the difference between the fair value of the Company’s Class A common stock as reported on the New York Stock Exchange and the exercise price of outstanding “in-the-money” options.
As of December 31, 2024, total unrecognized compensation cost related to all unvested stock options was not significant.
Restricted Stock Units

	Number of awards outstanding	Weighted- average grant date fair value (Per share)	Aggregate intrinsic value (In thousands)
Unvested RSUs as of December 31, 2023	18,755,538	$87.56	$1,422,983
Granted	10,584,021	$61.86
Vested	(6,639,672)	$92.70
Forfeited and canceled	(4,313,616)	$83.09
Unvested RSUs as of December 31, 2024	18,386,271	$71.96	$1,394,966
In 2024, the Company granted 516,626 shares of PSUs to certain of its executive employees. These awards are included in the table above. The awards had an aggregate grant date fair value of $34.5 million. The PSUs will vest if certain operational performance or market conditions, as defined in the grant agreements, are met during the performance period, which expires on December 31, 2026. The final vesting determination will be made by the Company’s Compensation Committee subsequent to the completion of the performance period. At the end of the vesting period the number of shares actually issued may range from 0% to 200% of the target based on levels of performance.

In March 2022, the Company granted 919,289 shares of PSUs to certain of its executive employees. These awards are included in the table above. The PSUs were granted with a grant date fair value per share of $157.44 and an aggregate grant date fair value of $144.7 million. Each PSU award consisted of three tranches that would vest separately over distinct service periods if the respective performance conditions, as defined in the grant agreements, were met. The final vesting determination is made by the Company’s Compensation Committee subsequent to the completion of the performance period. The vesting of the first tranche was based on achievement of revenue growth targets with respect to the year ended December 31, 2022. The vesting of the second and third tranches was based on both (a) revenue growth targets and (b) profitability targets achievement with respect to each of the years ended December 31, 2023 and 2024. If performance targets are not achieved, the related tranches are forfeited. Vesting of these PSUs can range up to 100% above the target based on levels of performance and is recorded in stock-based compensation expense in the year during which each tranche vests.
As of December 31, 2024, total unrecognized compensation cost related to unvested RSUs was $1.2 billion, which will be amortized over a weighted-average period of 2.5 years.
Valuation Assumptions
The Company used the following assumptions in the Black-Scholes option pricing model to estimate the fair value of the purchase rights issued under the 2016 ESPP:

	Year Ended December 31,
Employee Stock Purchase Plan:	2024	2023	2022
Fair value of common stock	$61.54 - $96.41	$47.36 - $61.55	$50.81 - $99.68
Expected term (in years)	0.50	0.50	0.50
Expected volatility	38.6% - 41.8%	45.8% - 57.1%	73.2% - 97.3%
Risk-free interest rate	4.4% - 5.4%	5.3% - 5.4%	1.5% - 4.5%
Dividend rate	—%	—%	—%
Stock-Based Compensation Expense
The Company recorded stock-based compensation expense as follows:

	Year Ended December 31,
	2024	2023	2022
	(In thousands)
Cost of revenue	$22,001	$26,343	$21,136
Research and development	330,933	331,526	374,846
Sales and marketing	135,331	183,389	240,109
General and administrative	125,164	121,584	148,194
Restructuring costs	3,178	13,015	14,275
Total	$616,607	$675,857	$798,560
20. Net Loss Per Share Attributable to Common Stockholders
The following table sets forth the calculation of basic and diluted net loss per share attributable to common stockholders during the periods presented:

	Year Ended December 31,
	2024	2023	2022
Net loss attributable to common stockholders (in thousands)	$(109,403)	$(1,015,441)	$(1,256,145)
Weighted-average shares used to compute net loss per share attributable to common stockholders, basic and diluted	165,925,128	183,327,844	182,994,038
Net loss per share attributable to common stockholders, basic and diluted	$(0.66)	$(5.54)	$(6.86)

The following outstanding shares of common stock equivalents were excluded from the calculation of the diluted net loss per share attributable to common stockholders because their effect would have been anti-dilutive:

	As of December 31,
	2024	2023	2022
Stock options issued and outstanding	1,322,176	1,722,861	2,277,379
Unvested restricted stock units issued and outstanding(1)	18,386,271	18,755,538	15,414,997
Shares of Class A common stock reserved for Twilio.org	353,633	442,041	530,449
Shares of Class A common stock committed under ESPP	265,698	426,199	766,334
Shares of Class A common stock in escrow	—	31,503	31,503
Shares of Class A common stock in escrow and restricted stock awards subject to future vesting	—	3,771	56,237
Total	20,327,778	21,381,913	19,076,899

____________________________________
(1) The number of PSUs that will ultimately vest may increase or decrease the number of shares that will be issued at the end of the performance period.
21. Income Taxes
The following table presents domestic and foreign components of loss before provision for income taxes for the periods presented:

	Year Ended December 31,
	2024	2023	2022
	(In thousands)
United States	$40,982	$(816,089)	$(1,021,208)
International	(129,595)	(180,640)	(222,424)
Loss before provision for income taxes	$(88,613)	$(996,729)	$(1,243,632)
Provision for income taxes consists of the following:

	Year Ended December 31,
	2024	2023	2022
Current:	(In thousands)
Federal	$5,617	$2,567	$3,928
State	2,305	1,533	4,100
Foreign	14,850	31,354	17,450
Total	22,772	35,454	25,478
Deferred:
Federal	196	(1,337)	(5,155)
State	149	(208)	(818)
Foreign	(2,327)	(15,197)	(6,992)
Total	(1,982)	(16,742)	(12,965)
Provision for income taxes	$20,790	$18,712	$12,513

The following table presents a reconciliation of the statutory federal tax rate and the Company's effective tax rate:

	Year Ended December 31,
	2024	2023	2022
Tax at federal statutory rate	21%	21%	21%
State tax, net of federal benefit	1	3	3
Stock-based compensation	(40)	(7)	(7)
Credits	20	2	1
Foreign rate differential	(67)	1	(2)
Permanent book vs. tax differences	8	—	—
Change in valuation allowance	32	(23)	(17)
Other	2	1	(1)
Effective tax rate	(23)%	(2)%	(2)%
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The following table presents the significant components of the Company's deferred tax assets and liabilities:

	As of December 31,
	2024	2023
Deferred tax assets:	(In thousands)
Net operating loss carryforwards	$810,278	$983,652
Accruals and reserves	73,535	52,750
Stock-based compensation	28,238	29,572
Research and development credits	175,746	177,109
Intangibles	135,500	135,564
Capitalized research and development expenses	299,061	231,819
Lease liability	30,697	44,682
Investments and other basis differences	81,248	51,368
Other	18,139	31,852
Gross deferred tax assets	1,652,442	1,738,368
Valuation allowance	(1,488,328)	(1,533,933)
Net deferred tax assets	164,114	204,435
Deferred tax liabilities:
Capitalized software	(38,394)	(36,109)
Prepaid expenses	(900)	(1,073)
Acquired intangibles	(55,283)	(81,415)
Right-of-use asset	(13,112)	(19,964)
Deferred commissions	(42,313)	(50,703)
Net deferred tax asset	$14,112	$15,171
The following table summarizes the Company’s tax carryforwards, carryovers and credits:

	As of December 31, 2024	Expiration Date (If not utilized)
	(In thousands)
Federal tax credits	$151,594	Various dates beginning in 2038
Federal net operating loss carryforwards	$2,826,042	Indefinite
State net operating loss carryforwards	$2,390,636	Various dates beginning in 2026
State tax credits	$125,282	Various dates beginning in 2029
Foreign net operating loss carryforwards	$846,118	Indefinite

A limitation may apply to the use of the federal and state net operating loss and credit carryforwards, under provisions of the Internal Revenue Code of 1986, as amended, and similar state tax provisions that are applicable if the Company experiences an “ownership change.” An ownership change may occur, for example, as a result of issuance of new equity. Should these limitations apply, the carryforwards would be subject to an annual limitation, resulting in a potential reduction in the gross deferred tax assets before considering the valuation allowance.
The Company's accounting for deferred taxes involves the evaluation of a number of factors related to the realizability of its net deferred tax assets. The Company primarily considered such factors as its history of operating losses, the nature of the Company's deferred tax assets, and the timing, likelihood and amount, if any, of future taxable income during the periods in which those temporary differences and carryforwards become deductible.
At present, the Company does not believe that it is more likely than not that the federal, state and certain foreign net deferred tax assets will be realized, and accordingly, a valuation allowance has been established. The valuation allowance decreased by approximately $45.6 million during the year ended December 31, 2024, and increased by approximately $176.6 million during the year ended December 31, 2023.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Year Ended December 31,
	2024	2023	2022
	(In thousands)
Unrecognized tax benefit, beginning of year	$233,778	$228,966	$223,380
Gross increases for tax positions of prior years	7,476	3,427	3,250
Gross decreases for tax positions of prior years	(198)	(5,130)	(705)
Gross increases for tax positions of current year	13,253	7,754	4,081
Lapse of statute of limitations	(2,101)	(1,239)	(1,040)
Unrecognized tax benefit, end of year	$252,208	$233,778	$228,966
As of December 31, 2024, the Company had approximately $252.2 million of unrecognized tax benefits. If the $252.2 million is recognized, $3.1 million would affect the effective tax rate. The remaining amount would be offset by the reversal of related deferred tax assets which are subject to a full valuation allowance.
The Company does not anticipate any significant changes within 12 months of December 31, 2024, in its uncertain tax positions that would be material to its consolidated financial statements taken as a whole because nearly all of the unrecognized tax benefit has been offset by a deferred tax asset, which has been reduced by a valuation allowance.
The Company files U.S. federal income tax returns as well as income tax returns in many U.S. states and foreign jurisdictions. As of December 31, 2024, the tax years 2008 through the current period remain open to examination by the major jurisdictions in which the Company is subject to tax. Fiscal years outside the normal statute of limitation remain open to audit by tax authorities due to tax attributes generated in those early years, which have been carried forward and may be audited in subsequent years when utilized. The Company is fully reserved for all open U.S. federal, state and local, or non-U.S. income tax examinations by any tax authorities.
On June 7, 2019, a three-judge panel from the U.S. Court of Appeals for the Ninth Circuit overturned the U.S. Tax Court's decision in Altera Corp. v. Commissioner and upheld the portion of the Treasury regulations under Section 482 of the Internal Revenue Code that requires related parties in a cost-sharing arrangement to share expenses related to share-based compensation. As a result of this decision, the Company's gross unrecognized tax benefits increased to reflect the impact of including share-based compensation in cost-sharing arrangements. The Company will continue to monitor future developments related to this matter and their potential effects on its consolidated financial statements. There is no impact on the Company’s effective tax rate for years ended December 31, 2024 and 2023 due to a full valuation allowance against its deferred tax assets.
The provision for income taxes recorded in the years ended December 31, 2024 and 2023, respectively, consists primarily of income taxes and withholding taxes in jurisdictions in which the Company conducts business. Due to a history of losses in the U.S., the Company maintains a full valuation allowance against its U.S. deferred tax assets.

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
Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of December 31, 2024, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
Management's Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting is a process designed under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.
Under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer and oversight of the board of directors, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2024, based on the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2024.
The effectiveness of our internal control over financial reporting as of December 31, 2024, has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included in Part II, Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended December 31, 2024, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Item 9B. Other Information
Securities Trading Plans of Directors and Executive Officers
During the three months ended December 31, 2024, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (each as defined in Item 408 of Regulation S-K).
Disclosure Pursuant to Section 13(r) of the Exchange Act
Section 13(r) of the Exchange Act requires an issuer to disclose certain information in its periodic reports if it or any of its affiliates knowingly engaged in certain activities, transactions or dealings with individuals or entities subject to specific U.S. economic sanctions during the reporting period, even when the activities, transactions or dealings are conducted in compliance with applicable law.

The Company, through one of its non-U.S. subsidiaries, is party to service agreements with a non-affiliated Swiss entity, pursuant to which the non-affiliated Swiss entity delivers SMS messages terminating in Iran through Mobile Telecommunication Company of Iran, Rightel Telecommunications Services Co. and MTN Irancell (collectively, the “Iranian Entities”). The Iranian Entities may be considered “Government of Iran” entities (as defined by Section 560.304 of title 31, Code of Federal Regulations). For the year ended December 31, 2024, the Company’s non-U.S. subsidiaries made payments to the non-affiliated Swiss entity to deliver SMS messages terminating in Iran but did not receive any gross revenue or net profits from the Iranian Entities associated with these services. These services are in the process of being terminated.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated by reference to our Proxy Statement relating to our 2025 Annual Meeting of Stockholders (the “Proxy Statement”). The Proxy Statement will be filed with the SEC within 120 days of the year ended December 31, 2024.
Our board of directors has adopted a code of conduct that applies to all officers, directors and employees, which is available on our website at http://investors.twilio.com under “Governance.” We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding amendments to, or waiver from, a provision of our code of conduct by posting such information on the website address and location specified above.
Item 11. Executive Compensation
The information required by this item is incorporated by reference to the Proxy Statement to be filed with the SEC within 120 days of the year ended December 31, 2024.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated by reference to the Proxy Statement to be filed with the SEC within 120 days of the year ended December 31, 2024.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference to the Proxy Statement to be filed with the SEC within 120 days of the year ended December 31, 2024.
Item 14. Principal Accountant Fees and Services
The information required by this item is incorporated by reference to the Proxy Statement to be filed with the SEC within 120 days of the year ended December 31, 2024.

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

EXHIBIT INDEX

Exhibit Number		Incorporated by Reference
	Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of Twilio Inc.	10-Q	001-37806	3.1	August 1, 2024
3.2	Fourth Amended and Restated Bylaws of Twilio Inc.	8-K	001-37806	3.1	January 23, 2025
3.3	Certificate of Retirement of Class B Common Stock of Twilio Inc, dated as of June 28, 2023	8-K	001-37806	3.1	June 29, 2023
4.1	Indenture, dated as of March 9, 2021 by and between Twilio Inc. and U.S. Bank National Association, as Trustee	8-K	001-37806	4.1	March 9, 2021
4.2	First Supplemental Indenture, dated as of March 9, 2021, between Twilio Inc. and U.S. Bank National Association, as Trustee	8-K	001-37806	4.2	March 9, 2021
4.3	Form of 3.625% Senior Notes due 2029	8-K	001-37806	4.3	March 9, 2021
4.4	Form of 3.875% Senior Notes due 2031	8-K	001-37806	4.4	March 9, 2021
4.5	Description of the Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934				Filed herewith
10.1*	Form of Indemnification Agreement	10-K	001-37806	10.1	February 26, 2021
10.2*	Twilio Inc. Amended and Restated 2008 Stock Option Plan and forms of Stock Option Agreement and form of Stock Option Grant Notice	10-K	001-37806	10.2	February 26, 2021
10.3*	Twilio Inc. Amended and Restated 2016 Stock Option and Incentive Plan, and forms of agreements thereunder	10-K	001-37806	10.3	February 26, 2021
10.4*	Twilio Inc. 2019 France Sub-Plan to the 2016 Stock Option and Incentive Plan	10-Q	001-37806	10.2	October 31, 2019
10.5*	Cash-Based Award Agreement for Company Employees under the Twilio Inc. 2016 Stock Option and Incentive Plan	8-K	001-37806	10.1	February 22, 2023
10.6*	Twilio Inc. Amended and Restated Non-Employee Director Compensation Policy	10-Q	001-37806	10.4	May 8, 2024
10.7*	Twilio Inc. Amended and Restated 2016 Employee Stock Purchase Plan	10-Q	001-37806	10.1	October 31, 2019
10.8*	Twilio Inc. Amended Chief Executive Officer Severance Plan	8-K	001-37806	10.1	October 4, 2024
10.9*	Twilio Inc. Senior Executive Severance Plan	8-K	001-37806	10.2	October 4, 2024
10.10*	Twilio Inc. Non-Employee Directors’ Deferred Compensation Program and forms thereunder	10-Q	001-37806	10.6	May 10, 2023
10.11*	Twilio Inc. Executive Incentive Compensation Plan	8-K	001-37806	10.1	December 1, 2023
10.12*	Offer Letter with Dana Wagner, dated as of October 7, 2021	10-K	001-37806	10.17	February 22, 2022
10.13*	Offer Letter with Aidan Viggiano, dated February 10, 2023	10-K	001-37806	10.14	February 27, 2023
10.14*	Separation Agreement and Release with Jeff Lawson, dated as of January 7, 2024	8-K	001-37806	10.2	January 8, 2024
10.15*	Offer Letter with Khozema Shipchandler, dated as of January 7, 2024	8-K	001-37806	10.1	January 8, 2024
10.16	Cooperation Agreement, dated March 30, 2024	8-K	001-37806	10.1	April 1, 2024
10.17	Sublease, dated as of August 30, 2018, by and between Salesforce.com, Inc. and Twilio Inc.	10-Q	001-37806	10.1	November 8, 2018
10.18	Consent to Sublease Agreement, dated as of September 25, 2018, by and among Hudson Rincon Center, LLC, Salesforce.com Inc. and Twilio Inc.	10-Q	001-37806	10.2	November 8, 2018
10.19†	Framework Agreement, dated as of February 26, 2021, by and among Twilio Inc., Carlyle Partners V Holdings, L.P. and Syniverse Corporation	10-Q	001-37806	10.1	May 6, 2021
10.20	Framework Agreement Letter Agreement, dated as of August 16, 2021, by and among Twilio Inc., Carlyle Partners V Holdings, L.P. and Syniverse Corporation	8-K	001-37806	2.1	August 17, 2021
10.21	Second Framework Agreement Letter Agreement, dated as of May 13, 2022, by and among Twilio Inc., Carlyle Partners V Holdings, L.P. and Syniverse Corporation	8-K	001-37806	2.1	May 16, 2022
19.1	Policy on Insider Trading and Disclosure				Filed herewith
19.2	Special Trading Procedures for Designated Persons				Filed herewith
19.3	Requirements for 10b5-1 Trading Plans				Filed herewith
21.1	List of Subsidiaries of Twilio Inc.				Filed herewith
23.1	Consent of KPMG, LLP, Independent Registered Public Accounting Firm				Filed herewith
24.1	Power of Attorney (included in signature page hereto)				Filed herewith
31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				Filed herewith
31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				Filed herewith

Exhibit Number		Incorporated by Reference
	Description	Form	File No.	Exhibit	Filing Date
32.1**	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				Furnished herewith
97.1	Twilio Inc. Compensation Recovery Policy	10-K	001-37806	97.1	February 27, 2024
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document				Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document.				Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.				Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.				Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.				Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.				Filed herewith
104	Cover Page with Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101).
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
Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TWILIO INC.
Date: February 26, 2025	/s/ KHOZEMA Z. SHIPCHANDLER
Khozema Z. Shipchandler Chief Executive Officer

POWER OF ATTORNEY
Each person whose signature appears below constitutes and appoints Khozema Z. Shipchandler and Aidan Viggiano, and each of them, as his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his or her substitutes, may lawfully do or cause to be done by virtue thereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

February 26, 2025	/s/ KHOZEMA Z. SHIPCHANDLER
Khozema Z. Shipchandler Director and Chief Executive Officer (Principal Executive Officer)

February 26, 2025	/s/ AIDAN VIGGIANO
Aidan Viggiano Chief Financial Officer (Principal Accounting and Financial Officer)

February 26, 2025	/s/ CHARLIE BELL
Charlie Bell Director

February 26, 2025	/s/ DONNA L. DUBINSKY
Donna L. Dubinsky Director

February 26, 2025	/s/ JEFF EPSTEIN
Jeff Epstein Director

February 26, 2025	/s/ JEFFREY R. IMMELT
Jeffrey R. Immelt Director

February 26, 2025	/s/ DEVAL L. PATRICK
Deval L. Patrick Director

February 26, 2025	/s/ ERIKA ROTTENBERG
Erika Rottenberg Director

February 26, 2025	/s/ ANDY STAFMAN
Andy Stafman Director

February 26, 2025	/s/ MIYUKI SUZUKI
Miyuki Suzuki Director