Form 10-Q
period 2025-03-31
TWILIO INC
filed 2025-05-02
CIK 1447669

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________
FORM 10-Q
_____________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025

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

As of April 15, 2025, 152,674,214 shares of the registrant’s Class A common stock were outstanding.
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

TWILIO INC.
Quarterly Report on Form 10-Q
For the Three Months Ended March 31, 2025

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
TWILIO INC.
Condensed Consolidated Balance Sheets
(Unaudited)

	As of March 31,	As of December 31,
	2025	2024
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$467,094	$421,297
Short-term marketable securities	1,980,983	1,963,102
Accounts receivable, net	577,624	588,540
Prepaid expenses and other current assets	442,155	474,360
Total current assets	3,467,856	3,447,299
Property and equipment, net	183,613	191,042
Operating right-of-use assets	48,914	53,405
Equity method investment	464,580	485,835
Intangible assets, net	211,315	238,503
Goodwill	5,243,266	5,243,266
Other long-term assets	195,171	206,122
Total assets	$9,814,715	$9,865,472
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$107,707	$100,169
Accrued expenses and other current liabilities	432,300	530,686
Deferred revenue and customer deposits	154,047	155,680
Operating lease liability, current	31,886	33,685
Total current liabilities	725,940	820,220
Operating lease liability, noncurrent	78,048	85,875
Long-term debt, net	991,006	990,587
Other long-term liabilities	15,430	15,824
Total liabilities	1,810,424	1,912,506
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock	—	—
Class A common stock	153	153
Additional paid-in capital	15,625,545	15,476,124
Accumulated other comprehensive income (loss)	10,358	(1,301)
Accumulated deficit	(7,631,765)	(7,522,010)
Total stockholders’ equity	8,004,291	7,952,966
Total liabilities and stockholders’ equity	$9,814,715	$9,865,472
See accompanying notes to condensed consolidated financial statements.

TWILIO INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
	March 31,
	2025	2024
	(In thousands, except share and per share amounts)
Revenue	$1,172,463	$1,047,050
Cost of revenue	590,896	503,009
Gross profit	581,567	544,041
Operating expenses:
Research and development	254,295	260,457
Sales and marketing	212,113	214,503
General and administrative	92,077	112,585
Total operating expenses	558,485	587,545
Income (loss) from operations	23,082	(43,504)
Other income (expenses), net:
Share of losses from equity method investment	(19,471)	(29,575)
Other income, net	22,973	27,918
Total other income (expenses), net	3,502	(1,657)
Income (loss) before provision for income taxes	26,584	(45,161)
Provision for income taxes	(6,567)	(10,188)
Net income (loss) attributable to common stockholders	$20,017	$(55,349)
Net income (loss) per share attributable to common stockholders:
Basic	$0.13	$(0.31)
Diluted	$0.12	$(0.31)
Weighted-average shares used to compute net income (loss) per share attributable to common stockholders:
Basic	153,345,192	181,017,726
Diluted	161,794,287	181,017,726
See accompanying notes to condensed consolidated financial statements.

TWILIO INC.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended
	March 31,
	2025	2024
	(In thousands)
Net income (loss)	$20,017	$(55,349)
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities	5,058	(5,193)
Net change in market value of effective foreign currency forward exchange contracts	8,386	(4,505)
Share of other comprehensive (loss) income from equity method investment	(1,785)	4,138
Total other comprehensive income (loss)	11,659	(5,560)
Comprehensive income (loss) attributable to common stockholders	$31,676	$(60,909)
See accompanying notes to condensed consolidated financial statements.

TWILIO INC.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Common Stock Class A		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
	(In thousands, except share amounts)
Balance as of December 31, 2024	152,610,697	$153	$15,476,124	$(1,301)	$(7,522,010)	$7,952,966
Net income	—	—	—	—	20,017	20,017
Exercises of vested stock options	131,515	—	2,766	—	—	2,766
Vesting of restricted stock units	1,712,644	2	(2)	—	—	—
Value of equity awards withheld for tax liability	(423)	—	(53)	—	—	(53)
Shares of Class A common stock issued and donated to charity	22,102	—	2,776	—	—	2,776
Unrealized gain on marketable securities	—	—	—	5,058	—	5,058
Repurchases of shares of Class A common stock including related costs	(1,222,193)	(2)	—	—	(129,772)	(129,774)
Net change in market value of effective foreign currency forward exchange contracts	—	—	—	8,386	—	8,386
Share of other comprehensive loss from equity method investment	—	—	—	(1,785)	—	(1,785)
Stock-based compensation	—	—	143,934	—	—	143,934
Balance as of March 31, 2025	153,254,342	$153	$15,625,545	$10,358	$(7,631,765)	$8,004,291
See accompanying notes to condensed consolidated financial statements.

TWILIO INC.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Common Stock Class A		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
	(In thousands, except share amounts)
Balance as of December 31, 2023	181,945,771	$182	$14,797,723	$619	$(5,065,972)	$9,732,552
Net loss	—	—	—	—	(55,349)	(55,349)
Exercises of vested stock options	43,835	—	421	—	—	421
Vesting of restricted stock units	1,615,930	1	(1)	—	—	—
Value of equity awards withheld for tax liability	(26,757)	—	(1,918)	—	—	(1,918)
Shares of Class A common stock issued and donated to charity	22,102	—	1,295	—	—	1,295
Shares returned from escrow	(696)	—	(192)	—	—	(192)
Unrealized loss on marketable securities	—	—	—	(5,193)	—	(5,193)
Repurchases of shares of Class A common stock including related costs	(6,128,298)	(6)	—	—	(387,022)	(387,028)
Net change in market value of effective foreign currency forward exchange contracts	—	—	—	(4,505)	—	(4,505)
Share of other comprehensive income from equity method investment	—	—	—	4,138	—	4,138
Stock-based compensation	—	—	163,509	—	—	163,509
Balance as of March 31, 2024	177,471,887	$177	$14,960,837	$(4,941)	$(5,508,343)	$9,447,730
See accompanying notes to condensed consolidated financial statements.

TWILIO INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:	(In thousands)
Net income (loss)	$20,017	$(55,349)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	49,565	53,318
Non-cash reduction to the right-of-use asset	5,170	5,076
Net amortization of investment premium and discount	(4,314)	(6,029)
Stock-based compensation	139,273	158,606
Amortization of deferred commissions	19,265	18,829
Provision for doubtful accounts	2,453	6,204
Share of losses from equity method investment	19,471	29,575
Other adjustments	5,846	4,996
Changes in operating assets and liabilities:
Accounts receivable	8,463	15,637
Prepaid expenses and other current assets	33,519	16,901
Other long-term assets	(9,416)	6,859
Accounts payable	7,853	(37,762)
Accrued expenses and other current liabilities	(94,262)	(12,447)
Deferred revenue and customer deposits	(1,634)	(2,127)
Operating lease liabilities	(10,306)	(12,470)
Other long-term liabilities	79	306
Net cash provided by operating activities	191,042	190,123
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities and other investments	(213,844)	(435,590)
Proceeds from sales and maturities of marketable securities	207,431	638,185
Capitalized software development costs	(11,564)	(11,154)
Purchases of long-lived and intangible assets	(1,163)	(1,671)
Net cash (used in) provided by investing activities	(19,140)	189,770
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on finance leases	(2,251)	(4,832)
Value of equity awards withheld for tax liabilities	(53)	(1,918)
Repurchases of shares of Class A common stock and related costs	(126,256)	(356,900)
Proceeds from exercises of stock options	2,766	421
Net cash used in financing activities	(125,794)	(363,229)
NET INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	46,108	16,664
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—Beginning of period	431,437	655,931
CASH, CASH EQUIVALENTS AND RESTRICTED CASH —End of period	$477,545	$672,595
Cash paid for income taxes, net	$5,257	$10,761
Cash paid for interest	$18,791	$18,893

RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH TO THE CONDENSED CONSOLIDATED BALANCE SHEETS
Cash and cash equivalents	$467,094	$672,595
Restricted cash in other long-term assets	10,451	—
Total cash, cash equivalents and restricted cash	$477,545	$672,595
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
2. Summary of Significant Accounting Policies
(a)Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K filed with the SEC on February 26, 2025 (“Annual Report”).
The condensed consolidated balance sheet as of December 31, 2024, included herein, was derived from the audited financial statements as of that date, but may not include all disclosures including certain notes required by U.S. GAAP on an annual reporting basis.
In the opinion of management, the accompanying condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, comprehensive income (loss), stockholders’ equity and cash flows for the interim periods, but are not necessarily indicative of the results of operations to be anticipated for the full year 2025 or any future period.
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
(d)Remaining Performance Obligations
Revenue allocated to remaining performance obligations for contracts with durations of more than one year was $169.4 million as of March 31, 2025, of which 61% is expected to be recognized over the next 12 months and 92% is expected to be recognized over the next 24 months.

(e)Deferred Revenue and Customer Deposits
As of March 31, 2025, and December 31, 2024, the Company recorded $154.0 million and $155.7 million as its deferred revenue and customer deposits, respectively, that are included in deferred revenue and customer deposits and other long-term liabilities in the accompanying condensed consolidated balance sheets. During the three months ended March 31, 2025 and 2024, the Company recognized $70.1 million and $65.4 million of revenue, respectively, that was included in the deferred revenue and customer deposits balances as of the end of the previous year.
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
The Company sells its services to a wide variety of customers. If the financial condition or results of operations of any significant customer deteriorates substantially, operating results could be adversely affected. To reduce credit risk, management performs credit evaluations of the financial condition of significant customers and periodic re-evaluations, as needed, of existing customers. The Company does not require collateral from its credit customers and maintains reserves for estimated credit losses on customer accounts when considered necessary. Actual credit losses may differ from the Company’s estimates. As of March 31, 2025, and December 31, 2024, the allowance for doubtful accounts was $26.6 million and $27.5 million, respectively, and is recorded in accounts receivable, net, in the accompanying condensed consolidated balance sheets.
In the three months ended March 31, 2025 and 2024, no customer organization accounted for more than 10% of the Company’s total revenue.
As of March 31, 2025, and December 31, 2024, no customer organization represented more than 10% of the Company’s gross accounts receivable.
(g)Recently Issued Accounting Guidance, Not yet Adopted
In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” which requires disclosure of disaggregated income taxes paid, prescribes standard categories for the components of the effective tax rate reconciliation and modifies other income tax related disclosures. ASU 2023-09 is effective for annual periods beginning after December 15, 2024, and may be applied on a prospective basis. Early adoption is permitted. The Company expects to adopt ASU 2023-09 in its consolidated financial statements for the year ended December 31, 2025. The adoption will require certain additional disclosure in the notes to the Company’s consolidated financial statements.
In November 2024, the FASB issued ASU 2024-03, “Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses,” which requires the disaggregation of certain expenses in the notes of the financial statements to provide enhanced transparency into the expense captions presented on the face of the statements of operations. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027, and may be applied either prospectively or retrospectively. Early adoption is permitted. The adoption will require certain additional disclosure in the notes to the Company’s consolidated financial statements.

3. Fair Value Measurements
Financial Assets
The following tables provide the financial assets measured at fair value on a recurring basis:

	Amortized Cost or Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses Less Than 12 Months	Gross Unrealized Losses More Than 12 Months	Fair Value Hierarchy as of March 31, 2025			Aggregate Fair Value
					Level 1	Level 2	Level 3
Financial Assets:	(In thousands)
Cash and cash equivalents:
Money market funds	$216,560	$—	$—	$—	$216,560	$—	$—	$216,560
Commercial paper	6,752	—	—	—	—	6,752	—	6,752
U.S. Treasury bills	22,995	—	—	—	22,995	—	—	22,995
Total included in cash and cash equivalents	246,307	—	—	—	239,555	6,752	—	246,307
Marketable securities:
Debt securities:
U.S. Treasury securities	370,611	1,653	(8)	(31)	372,225	—	—	372,225
Non-U.S. government securities	2,909	30	—	—	2,939	—	—	2,939
Corporate debt securities and commercial paper	1,594,751	9,337	(560)	(179)	21,049	1,582,300	—	1,603,349
Total debt securities	1,968,271	11,020	(568)	(210)	396,213	1,582,300	—	1,978,513
Equity securities	2,470	—	—	—	2,470	—	—	2,470
Total marketable securities	1,970,741	11,020	(568)	(210)	398,683	1,582,300	—	1,980,983
Total financial assets	$2,217,048	$11,020	$(568)	$(210)	$638,238	$1,589,052	$—	$2,227,290

	Amortized Cost or Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses Less Than 12 Months	Gross Unrealized Losses More Than 12 Months	Fair Value Hierarchy as of December 31, 2024			Aggregate Fair Value
					Level 1	Level 2	Level 3
Financial Assets:	(In thousands)
Cash and cash equivalents:
Money market funds	$207,323	$—	$—	$—	$207,323	$—	$—	$207,323
Commercial paper	15,059	—	—	—		15,059		15,059
U.S. Treasury bills	2,748	—	—	—	2,748	—	—	2,748
Total included in cash and cash equivalents	225,130	—	—	—	210,071	15,059	—	225,130
Marketable securities:
Debt securities:
U.S. Treasury securities	379,846	1,243	(296)	(55)	380,738	—	—	380,738
Non-U.S. government securities	2,909	27	—	—	2,936	—	—	2,936
Corporate debt securities and commercial paper	1,571,944	6,415	(1,594)	(557)	16,890	1,559,318	—	1,576,208
Total debt securities	1,954,699	7,685	(1,890)	(612)	400,564	1,559,318	—	1,959,882
Equity securities	3,220	—	—	—	3,220	—	—	3,220
Total marketable securities	1,957,919	7,685	(1,890)	(612)	403,784	1,559,318	—	1,963,102
Total financial assets	$2,183,049	$7,685	$(1,890)	$(612)	$613,855	$1,574,377	$—	$2,188,232

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
Interest earned on debt securities was $18.9 million and $27.2 million in the three months ended March 31, 2025 and 2024, respectively. The interest is recorded as other income, net, in the accompanying condensed consolidated statements of operations.
The following table summarizes the contractual maturities of debt securities:

	As of March 31,		As of December 31,
	2025		2024
	Amortized Cost	Aggregate Fair Value	Amortized Cost	Aggregate Fair Value
Financial Assets:	(In thousands)
Less than one year	$783,522	$785,570	$684,294	$685,091
One to three years	1,184,749	1,192,943	1,270,405	1,274,791
Total	$1,968,271	$1,978,513	$1,954,699	$1,959,882
Strategic Investments
As of March 31, 2025 and December 31, 2024, the Company held strategic investments with a carrying value of $22.2 million and $23.5 million, respectively, recorded as other long-term assets in the accompanying condensed consolidated balance sheets. There were no significant impairments or adjustments recorded in the three months ended March 31, 2025 and 2024, related to these securities.
Financial Liabilities
The Company’s financial liabilities that are measured at fair value on a recurring basis consist of foreign currency derivative liabilities and are classified as Level 2 financial instruments in the fair value hierarchy. As of March 31, 2025 and December 31, 2024, the aggregate fair value of these liabilities and the associated unrealized losses were not significant.
The Company’s financial liabilities that are not measured at fair value on a recurring basis are its Senior Notes due 2029 (“2029 Notes”) and its Senior Notes due 2031 (“2031 Notes”). As of March 31, 2025, the fair values of the 2029 Notes and 2031 Notes were $465.5 million and $451.4 million, respectively. As of December 31, 2024, the fair values of the 2029 Notes and 2031 Notes were $464.9 million and $453.9 million, respectively.

4. Property and Equipment
Property and equipment consist of the following:

	As of March 31,	As of December 31,
	2025	2024
	(In thousands)
Capitalized internal-use software developments costs	$370,727	$357,334
Data center equipment (1)	58,588	63,672
Leasehold improvements	78,100	78,104
Office equipment	50,859	50,659
Furniture and fixtures	12,618	12,618
Software	14,143	14,143
Total property and equipment	585,035	576,530
Less: accumulated depreciation and amortization (1)	(401,422)	(385,488)
Total property and equipment, net	$183,613	$191,042
____________________________________
(1) Data center equipment includes $28.3 million and $33.5 million in assets held under finance leases as of March 31, 2025, and December 31, 2024, respectively. Accumulated depreciation and amortization includes $25.5 million and $28.6 million of accumulated depreciation for assets held under finance leases as of March 31, 2025, and December 31, 2024, respectively.
Depreciation and amortization expense was $21.9 million and $23.8 million in the three months ended March 31, 2025 and 2024, respectively.
The Company capitalized $16.2 million and $16.1 million in internal‑use software development costs in the three months ended March 31, 2025 and 2024, respectively.
5. Segment Reporting
As of March 31, 2025, the Company had two operating and reportable segments: Twilio Communications (“Communications”) and Twilio Segment (“Segment”).
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
The Company’s Chief Executive Officer, who is also the Chief Operating Decision Maker (“CODM”), reviews the operating results by segment using non-GAAP income (loss) from operations as the measure of segment profitability. The CODM uses this measure of segment profitability to allocate resources and assess performance of each segment by comparing each segment’s actual results to the comparable results in prior periods and to any internally or externally set expectations. Presented below is the discrete financial information by reportable segment for the three months ended March 31, 2025 and 2024, that reflects management’s current view of the business and that is regularly provided to the CODM. Asset information is not reviewed by the CODM on a segment basis. Revenue, costs of revenue and operating expenses are generally directly attributable to each segment. Certain costs of revenue and operating expenses are allocated based on methodologies that best reflect the patterns of consumption of these costs. Corporate costs are not allocated to operating segments. Corporate costs consist of costs that support company-wide processes, are managed on the company-wide level, and include costs related to corporate governance and communication, global brand awareness, information security, and certain legal, human resources, finance and accounting expenses. In addition to corporate costs, cost of revenue and operating expenses not allocated to operating segments include stock-based compensation, amortization of acquired intangibles, payroll taxes related to stock-based compensation, charitable contributions and restructuring costs.

	Three Months Ended March 31, 2025
	Communications	Segment	Total
	(In thousands)
Revenue	$1,096,806	$75,657	$1,172,463
Cost of revenue attributable to segments	550,780	19,681	570,461
Operating expenses attributable to segments	268,564	57,494	326,058
Segment non-GAAP income (loss) from operations	$277,462	$(1,518)	$275,944

Reconciliation of total segment non-GAAP income from operations to income from operations:
Total segment non-GAAP income from operations			$275,944
Corporate costs not allocated to segments			(62,536)
Stock-based compensation			(137,520)
Amortization of acquired intangibles			(27,139)
Payroll taxes related to stock-based compensation			(11,200)
Charitable contributions			(2,776)
Restructuring costs			(11,691)
Income from operations			23,082
Other income, net			3,502
Income before provision for income taxes			$26,584

	Three Months Ended March 31, 2024
	Communications	Segment	Total
	(In thousands)
Revenue	$972,005	$75,045	$1,047,050
Cost of revenue attributable to segments	464,299	16,792	481,091
Operating expenses attributable to segments	258,696	79,247	337,943
Segment non-GAAP income (loss) from operations	$249,010	$(20,994)	$228,016

Reconciliation of total segment non-GAAP income from operations to loss from operations:
Total segment non-GAAP income from operations			$228,016
Corporate costs not allocated to segments			(68,406)
Stock-based compensation			(156,158)
Amortization of acquired intangibles			(28,939)
Payroll taxes related to stock-based compensation			(6,776)
Charitable contributions			(1,295)
Restructuring costs			(9,946)
Loss from operations			(43,504)
Other expenses, net			(1,657)
Loss before provision for income taxes			$(45,161)
Depreciation and amortization expenses, except for amortization of acquired intangibles, that are included in non-GAAP income from operations for the Communications reportable segment were $16.7 million and $19.3 million in the three months ended March 31, 2025 and 2024, respectively. Amortization of deferred commissions included in non-GAAP income from operations for the Communications reportable segment was $15.2 million in each of the three months ended March 31, 2025 and 2024, respectively.

Depreciation and amortization expenses, except for amortization of acquired intangibles, that are included in non-GAAP loss from operations for the Segment reportable segment were $4.9 million and $4.1 million in the three months ended March 31, 2025 and 2024, respectively. Amortization of deferred commissions included in non-GAAP loss from operations for the Segment reportable segment was $4.0 million and $3.6 million in the three months ended March 31, 2025 and 2024, respectively.

6. Derivatives and Hedging
As of March 31, 2025, the Company had outstanding foreign currency forward contracts designated as cash flow hedges with a total sell notional value of $218.7 million. The notional value represents the amount that will be sold upon maturity of the forward contract. As of March 31, 2025, these contracts had maturities of up to seventeen months. Gains and losses associated with these foreign currency forward contracts were not significant.
The Company is subject to master netting agreements with certain counterparties of the foreign exchange contracts, under which it is permitted to net settle transactions of the same currency with a single net amount payable by one party to the other. It is the Company’s policy to present the derivatives at gross in its condensed consolidated balance sheets. The Company’s foreign currency forward contracts are not subject to any credit contingent features or collateral requirements. The Company manages its exposure to counterparty risk by entering into contracts with a diversified group of major financial institutions and by actively monitoring its outstanding positions. As of March 31, 2025, the Company did not have any offsetting arrangements.
7. Goodwill and Intangible Assets
Goodwill
As of March 31, 2025 and December 31, 2024, the balance of the Company’s goodwill was $5.2 billion, of which $4.9 billion related to the Communications reportable segment and $306.1 million related to the Segment reportable segment. There was no goodwill activity during the three months ended March 31, 2025.
Intangible assets
Intangible assets consist of the following:

	As of March 31, 2025
	Cost	Accumulated Amortization	Net
Amortizable intangible assets:	(In thousands)
Developed technology	$388,341	$(319,476)	$68,865
Customer relationships	348,314	(226,709)	121,605
Supplier relationships	49,756	(37,633)	12,123
Trade names	25,968	(25,284)	684
Patent	3,968	(1,145)	2,823
Total amortizable intangible assets	816,347	(610,247)	206,100
Non-amortizable intangible assets:
Telecommunication licenses	4,920	—	4,920
Trademarks and other	295	—	295
Total	$821,562	$(610,247)	$211,315

	As of December 31, 2024
	Cost	Accumulated Amortization	Net
Amortizable intangible assets:	(In thousands)
Developed technology	$388,341	$(306,063)	$82,278
Customer relationships	348,314	(215,523)	132,791
Supplier relationships	49,756	(35,363)	14,393
Trade names	25,968	(25,014)	954
Patent	3,968	(1,096)	2,872
Total amortizable intangible assets	816,347	(583,059)	233,288
Non-amortizable intangible assets:
Telecommunication licenses	4,920	—	4,920
Trademarks and other	295	—	295
Total	$821,562	$(583,059)	$238,503
Amortization expense was $27.2 million and $29.0 million for the three months ended March 31, 2025 and 2024, respectively.
Total estimated future amortization expense is as follows:

As of March 31, 2025
Year Ended December 31,	(In thousands)
2025 (remaining nine months)	$80,674
2026	42,149
2027	25,330
2028	19,055
2029	14,970
Thereafter	23,922
Total	$206,100
8. Balance Sheet Components
Prepaid expenses and other current assets consist of the following:

	As of March 31,	As of	As of December 31,
	2025		2024
	(In thousands)
Prepaid expenses	$321,312		$333,911
Other current assets	120,843		140,449
Total prepaid expenses and other current assets	$442,155		$474,360

Accrued expenses and other current liabilities consist of the following:

	As of March 31,	As of December 31,
	2025	2024
	(In thousands)
Accrued payroll and related	$56,733	$76,708
Company-wide bonus program liability	25,386	109,776
Accrued sales bonus and commissions	22,265	21,585
Accrued cost of revenue	173,372	173,739
Sales and other taxes payable	81,047	79,731
ESPP contributions	16,935	5,745
Accrued other expense	56,562	63,402
Total accrued expenses and other current liabilities	$432,300	$530,686
9. Long-Term Debt
Long-term debt, net, consists of the following:

	As of March 31,	As of December 31,
	2025	2024
	(In thousands)
2029 Senior Notes
Principal	$500,000	$500,000
Unamortized discount	(3,325)	(3,518)
Unamortized issuance costs	(748)	(792)
Net carrying amount	495,927	495,690
2031 Senior Notes
Principal	500,000	500,000
Unamortized discount	(4,017)	(4,166)
Unamortized issuance costs	(904)	(937)
Net carrying amount	495,079	494,897
Total long-term debt, net	$991,006	$990,587
As of March 31, 2025, the Company was in compliance with all of its covenants under the related indentures.
10. Revenue by Geographic Area
Revenue by geographic area is based on the IP address or the mailing address of the customer at the time of registration. The following table sets forth revenue by geographic area:

	Three Months Ended March 31,
	2025	2024
Revenue by geographic area:	(In thousands)
United States	$749,440	$686,527
International	423,023	360,523
Total	$1,172,463	$1,047,050

Percentage of revenue by geographic area:
United States	64%	66%
International	36%	34%

11. Commitments and Contingencies

(a)Lease and Other Commitments
The Company leases its facilities under various non-cancelable operating lease agreements. In the three months ended March 31, 2025, the Company did not enter into any significant new lease agreements.
The Company has non-cancelable contractual commitments with its cloud infrastructure provider, network service providers and other vendors. In the three months ended March 31, 2025, the Company entered into several new agreements with terms up to three years for a total purchase commitment of $18.3 million.
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
The Company accrues for contingencies when it believes that a loss is probable and that it can be reasonably estimated. To the extent there is a reasonable possibility that a loss may be incurred that is in excess of amounts already recognized and such additional loss amount may be material, the Company either discloses the estimated additional loss amount or states that such an estimate cannot be made. Significant judgment is required to determine the probability of a loss and to estimate the amount of any probable loss.
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
As of March 31, 2025, and December 31, 2024, no amounts were accrued related to any outstanding indemnification agreements.
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

As of March 31, 2025, the liabilities accrued for non-income-based taxes were $19.4 million for domestic jurisdictions and $22.8 million for jurisdictions outside of the United States. As of December 31, 2024, these liabilities were $19.3 million and $22.0 million, respectively.
12. Stockholders' Equity
Preferred Stock
As of March 31, 2025, and December 31, 2024, the Company had authorized 100,000,000 shares of preferred stock, par value $0.001, of which no shares were issued and outstanding in either period.
Common Stock
As of March 31, 2025 and December 31, 2024, the Company had authorized 1,000,000,000 shares of Class A common stock and 3,170,181 shares of Class B common stock, each with a par value of $0.001 per share. As of March 31, 2025 and December 31, 2024, 153,254,342 and 152,610,697 shares of Class A common stock, respectively, and no shares of Class B common stock were issued and outstanding.
The Company had reserved shares of common stock for issuance as follows:

	As of March 31,	As of December 31,
	2025	2024
Stock options issued and outstanding	1,190,661	1,322,176
Unvested restricted stock units issued and outstanding	15,963,772	18,386,271
Shares of Class A common stock reserved for Twilio.org	331,531	353,633
Stock-based awards available for grant under 2016 Plan	31,234,619	23,292,678
Shares of Class A common stock reserved for issuance pursuant to ESPP	11,235,432	9,709,326
Total	59,956,015	53,064,084

Share Repurchase Program
In January 2025, the board of directors of the Company authorized a share repurchase program to repurchase up to $2.0 billion in aggregate value of the Company’s outstanding Class A common stock. Repurchases under this program can be made through open market, private transactions or other means, in compliance with applicable federal securities laws, and can include repurchases pursuant to Rule 10b5-1 trading plans. The Company has discretion in determining the conditions under which shares may be repurchased from time to time. The program expires on December 31, 2027. The Company’s previous share repurchase authorizations expired on December 31, 2024.

In the three months ended March 31, 2025 and 2024, the Company repurchased 1.2 million and 6.1 million shares of its Class A common stock, respectively, for an aggregate purchase price of $130.2 million and $384.3 million, respectively. As of March 31, 2025, approximately $1.9 billion of the amount originally authorized for share repurchases in January 2025 remained available for future repurchases.
13. Stock-Based Compensation
The Company’s 2016 Stock Option and Incentive Plan (the “2016 Plan”) provides for the grant of stock options, restricted stock units, restricted stock awards, stock appreciation rights, unrestricted stock awards, performance share awards, dividend equivalent rights and cash-based awards by the Company to its employees, directors and consultants. Certain of the Company’s outstanding equity awards were granted under equity incentive plans that are no longer active but continue to govern the outstanding equity awards granted thereunder.
In the first quarter of 2025, the Company granted to certain of its executive employees performance-based restricted stock units (“PSUs”) covering 185,899 shares of Class A common stock that had an aggregate grant date fair value of $27.1 million. The PSUs will vest if certain operational performance or market conditions, as defined in the grant agreements, are met during the performance achievement period, which expires on December 31, 2027. The fair value of the portion of the PSUs with an operational performance target equals the closing price of the Company’s Class A common stock on the date of grant. For this portion, the expense is recognized on a straight-line basis and only if it is probable that the performance target will be achieved during the performance period. The probability of achievement is assessed each reporting period and cumulative adjustments are recorded in the period in which the probability assessment changes. The fair value of the portion of the PSUs with market conditions was determined using a Monte-Carlo simulation model, and the expense is recognized on a straight-line basis over the performance achievement period. At the end of the vesting period, the number of shares actually issued may range from 0% to 200% of the target based on levels of performance.
In addition, pursuant to the Company’s 2016 Employee Stock Purchase Plan (“ESPP”), eligible employees may purchase shares of the Company’s Class A common stock at a discount of 15% through payroll deductions of their eligible compensation. The ESPP provides for separate six-month offering periods beginning in May and November of each year.
As of March 31, 2025, total unrecognized compensation cost related to unvested restricted stock units (“RSUs”) was $1.1 billion which will be amortized over a weighted-average period of 2.4 years. As of March 31, 2025, total unrecognized compensation cost related to unvested stock options and the ESPP was not significant.
Stock-Based Compensation Expense
The Company recorded total stock-based compensation expense as follows:

	Three Months Ended March 31,
	2025	2024
	(In thousands)
Cost of revenue	$4,271	$5,891
Research and development	78,066	83,560
Sales and marketing	31,359	34,866
General and administrative	25,577	34,289
Total	$139,273	$158,606
14. Net Income (Loss) Per Share Attributable to Common Stockholders
The Company computes net income (loss) per share in accordance with ASC 260 “Earnings per Share”. Basic net income (loss) per share attributable to common stockholders is computed by dividing net income (loss) attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted net income (loss) per share gives effect to all dilutive potential common shares outstanding during the period, such as stock options, RSUs, including PSUs, and shares partially paid for under ESPP, using the treasury stock method; PSUs follow the contingently issuable shares guidance. Diluted net income (loss) per share excludes all dilutive potential common shares if their effect is anti-dilutive.
The following table sets forth the calculation of basic and diluted net income (loss) per share attributable to common stockholders during the periods presented:

	Three Months Ended March 31,
	2025	2024
Numerator:
Net income (loss) attributable to common stockholders (in thousands)	$20,017	$(55,349)
Denominator:
Weighted-average shares outstanding, basic	153,345,192	181,017,726
Dilutive effect of outstanding stock options, RSUs and stock committed under ESPP	8,449,095	—
Weighted-average shares outstanding, diluted	161,794,287	181,017,726
Net income (loss) per share attributable to common stockholders:
Basic	$0.13	$(0.31)
Diluted	$0.12	$(0.31)

The following outstanding shares of common stock equivalents were excluded from the calculation of the diluted net loss per share attributable to common stockholders because their effect would have been anti-dilutive:

	As of March 31,
	2025	2024
Stock options issued and outstanding	145,350	1,584,426
Unvested restricted stock units issued and outstanding(1)	1,384,775	16,173,773
Shares of Class A common stock reserved for Twilio.org	—	419,939
Shares of Class A common stock committed under ESPP	—	396,611
Shares of Class A common stock in escrow subject to future vesting	—	3,771
Total	1,530,125	18,578,520
____________________________________
(1) A portion of these unvested restricted stock units are PSUs. The number of PSUs that will ultimately vest may increase or decrease the number of shares that will be issued at the end of the performance period.
15. Income Taxes
The Company computes its provision for income taxes for interim periods using an estimated annual effective tax rate based on anticipated annual pretax income or loss. The estimated annual effective tax rate is applied to the Company’s year-to-date income or loss, and is adjusted for discrete items recorded in the period. The primary difference between the Company’s effective tax rate and the federal statutory rate is the full valuation allowance the Company has established on its federal, state and certain foreign net operating losses and credits.
The provision for income taxes recorded in the three months ended March 31, 2025 and 2024 consist primarily of federal, state and foreign income taxes and withholding taxes in foreign jurisdictions in which the Company conducts business. The provision for income taxes recorded in the three months ended March 31, 2024 also consists of income tax expense from a foreign audit settlement.
The Company is subject to taxation in the U.S. and various other state and foreign jurisdictions. Because the Company has net operating loss carryforwards for U.S. federal and state jurisdictions, the statute of limitations is open for all tax years.

16. Related Party Transactions
In May 2022, the Company and Syniverse Corporation (“Syniverse”), an equity method investee, entered into a wholesale agreement pursuant to which Syniverse would process, route and deliver application-to-person messages originating and/or terminating between the Company’s customers and mobile network operators. For the three months ended March 31, 2025 and 2024, the value of the transactions that occurred between the Company and Syniverse were $38.7 million and $34.0 million, respectively. These transactions were recorded as cost of revenue in the accompanying condensed consolidated statements of operations.

Special Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “can,” “will,” “would,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “forecasts,” “potential,” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:
•the impact of global economic and political conditions and uncertainty and significant market volatility on our business, customers and partners;
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
•our ability to leverage artificial intelligence and machine learning, including to develop and commercialize products and features for our customers and deploy internal applications for our own operational efficiency;
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
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2024. In addition to historical financial information, the following discussion contains forward-looking statements that are based upon current plans, expectations and beliefs that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under Part II, Item 1A, “Risk Factors” in this Quarterly Report on Form 10-Q.

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
In the three months ended March 31, 2025 and 2024, our revenue was $1.17 billion and $1.05 billion, respectively, and our net income (loss) was $20.0 million and $(55.3) million, respectively. In the three months ended March 31, 2025 and 2024, our 10 largest Active Customer Accounts generated an aggregate of 9% and 10% of our total revenue, respectively.
Factors Affecting Our Results of Operations
We are focused on innovation, profit, and growth. To increase revenue and grow market share, we intend to drive product innovation, leverage predictive and generative AI, further enhance our independent software vendor (“ISV”), reseller and other partner relationships, improve our self-service capabilities, cross-sell our products, expand internationally, enhance Segment data warehouse interoperability, and reduce time to value for Segment. We also intend to optimize our business and take measures to reduce costs, including simplifying and further automating our business processes, modernizing our infrastructure, focusing on self-service, leveraging AI, enacting certain workforce planning initiatives, optimizing utilization of our distributed workforce and implementing other initiatives targeted at improving efficiencies in our business.
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
Our results of operations have in the past been, and could in the future be, impacted by adverse macroeconomic conditions. We are continuing to monitor actual and potential effects of recent macroeconomic and political conditions and uncertainty on our business. For additional details, see Part II, Item 1A, “Risk Factors.”

Key Business Metrics
We review a number of operational and financial metrics, including Active Customer Accounts and Dollar-Based Net Expansion Rate, to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans and make strategic decisions.
The following table summarizes our year-over-year revenue growth and Dollar-Based Net Expansion Rate for the three months ended March 31, 2025 and 2024, and the number of Active Customer Accounts as of March 31, 2025 and 2024.

	Three Months Ended
	March 31,
	2025	2024
Active Customer Accounts	335,000	313,000
Total Revenue (in thousands)	$1,172,463	$1,047,050
Total Revenue Growth Rate	12%	4%
Dollar-Based Net Expansion Rate	107%	102%
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
Our business and customer relationships have grown since we began reporting the number of Active Customer Accounts using the above definition, which is anchored to a minimum $5 monthly revenue figure. We have a large number of Active Customer Accounts with relatively low individual spend that in the aggregate do not drive a significant portion of our revenue. Due to this dynamic, we believe that the number of Active Customer Accounts, as currently defined, is less informative now as an indicator of the growth of our business and future revenue trends than it has been in prior periods. In the three months ended March 31, 2025 and 2024, revenue from Active Customer Accounts represented over 99% of total revenue in each period.
Dollar‑Based Net Expansion Rate
Our Dollar-Based Net Expansion Rate compares the total revenue from all Active Customer Accounts and customer accounts from Zipwhip in a quarter to the same quarter in the prior year. To calculate the Dollar-Based Net Expansion Rate, we first identify the cohort of Active Customer Accounts and customer accounts from Zipwhip that were Active Customer Accounts or customer accounts from Zipwhip in the same quarter of the prior year. The Dollar-Based Net Expansion Rate is the quotient obtained by dividing the revenue generated from that cohort in a quarter, by the revenue generated from that same cohort in the corresponding quarter in the prior year. When we calculate Dollar-Based Net Expansion Rate for periods longer than one quarter, we use the average of the applicable quarterly Dollar-Based Net Expansion Rates for each of the quarters in such period. Revenue from acquisitions does not impact the Dollar-Based Net Expansion Rate calculation until the quarter following the one-year anniversary of the applicable acquisition, unless the acquisition closing date is the first day of a quarter. Revenue from divestitures does not impact the Dollar-Based Net Expansion Rate calculation beginning in the quarter the divestiture closed, unless the divestiture closing date is the last day of a quarter. Communications Dollar-Based Net Expansion Rate and Segment Dollar-Based Net Expansion Rate are calculated using the same methodology, but using only revenue attributable to the respective segment and Active Customer Accounts and customer accounts from Zipwhip.
We believe that measuring Dollar-Based Net Expansion Rate, on an aggregate basis and at the segment level, provides an important indication of the performance of our efforts to increase revenue from existing customers. Our ability to drive growth and generate incremental revenue depends, in part, on our ability to maintain and grow our relationships with existing Active Customer Accounts and to increase their use of the platform. An important way in which we have historically tracked performance in this area is by measuring the Dollar-Based Net Expansion Rate for Active Customer Accounts. Our Dollar-

Based Net Expansion Rate increases when such Active Customer Accounts increase their usage of a product, extend their usage of a product to new applications or adopt a new product. Our Dollar-Based Net Expansion Rate decreases when such Active Customer Accounts cease or reduce their usage of a product or when we lower usage prices on a product. As our customers grow their businesses and extend the use of our platform, they sometimes create multiple customer accounts with us for operational or other reasons. As such, when we identify a significant customer organization (defined as a single customer organization generating more than 1% of revenue in a quarterly reporting period) that has created a new Active Customer Account, this new Active Customer Account is tied to, and revenue from this new Active Customer Account is included with, the original Active Customer Account for the purposes of calculating this metric.
Key Components of Statements of Operations
Revenue
Revenue. We recognize revenue from our products on either a usage basis or a subscription basis, depending on the nature of the product and the type of customer contract.
The majority of our Communications reportable segment revenue is derived from usage-based fees. The usage-based fees are earned when customers access our cloud-based platform and start using our products. Examples of our primarily usage-based Communications products are Messaging and Voice. For Messaging products, we primarily charge fees related to the number of text messages sent or received. For Voice products, we primarily charge fees for minutes of call duration. Examples of our primarily subscription-based Communications products are Email and Flex. For these products, we recognize revenue evenly over the contract term.
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
Most of our usage-based customers gain access to our platform through our self-service sign-up format, which requires an upfront prepayment via credit card that is drawn down as they use our products. Pricing is generally based on a publicly available, self-serve pricing matrix that generally allows customers to receive tiered discounts as their usage of our products increases. Many of our larger usage-based customers enter into contractual arrangements with us for a period of at least 12 months. These contracts may include negotiated terms and typically include minimum revenue commitments of varying durations. Usage-based customers subject to such contracts are typically invoiced monthly in arrears for products used. In the three months ended March 31, 2025 and 2024, we generated 73% and 71% of our revenue, respectively, from usage-based fees.
Subscription-based fees are earned in accordance with subscription pricing terms. For our subscription-based products, customers generally enter into negotiated contracts, which are typically one to three years in duration. Subscription customers are generally invoiced in advance at the start of the contract term. In the three months ended March 31, 2025 and 2024, we generated 27% and 29% of our revenue, respectively, from non-usage‑based fees.
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

Other Income (Expenses), Net
Our other income (expenses), net, consist primarily of our share of losses from our equity method investment, impairment charges and gains and losses related to our strategic investments, realized gains and losses from marketable securities, interest income and expense and debt-related costs.
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
Non‑GAAP Gross Profit and Non‑GAAP Gross Margin
For the periods presented, we define non‑GAAP gross profit and non‑GAAP gross margin as GAAP gross profit and GAAP gross margin, respectively, adjusted to exclude, as applicable, certain expenses as presented in the table below:

	Three Months Ended
	March 31,
	2025	2024
Reconciliation:	(In thousands)
GAAP gross profit	$581,567	$544,041
GAAP gross margin	50%	52%
Non-GAAP adjustments:
Stock-based compensation	4,271	5,891
Amortization of acquired intangibles	15,682	15,682
Payroll taxes related to stock-based compensation	482	345
Non-GAAP gross profit	$602,002	$565,959
Non-GAAP gross margin	51%	54%

Non‑GAAP Operating Expenses
For the periods presented, we define non‑GAAP operating expenses (including categories of operating expenses) as GAAP operating expenses (and categories of operating expenses) adjusted to exclude, as applicable, certain expenses as presented in the table below:

	Three Months Ended
	March 31,
	2025	2024
Reconciliation:	(In thousands)
GAAP operating expenses	$558,485	$587,545
Non-GAAP adjustments:
Stock-based compensation	(133,249)	(150,267)
Amortization of acquired intangibles	(11,457)	(13,257)
Payroll taxes related to stock-based compensation	(10,718)	(6,431)
Charitable contributions	(2,776)	(1,295)
Restructuring costs	(11,691)	(9,946)
Non-GAAP operating expenses	$388,594	$406,349
Non‑GAAP Income from Operations and Non‑GAAP Operating Margin
For the periods presented, we define non‑GAAP income from operations and non‑GAAP operating margin as GAAP income (loss) from operations and GAAP operating margin, respectively, adjusted to exclude, as applicable, certain expenses as presented in the table below:

	Three Months Ended
	March 31,
	2025	2024
Reconciliation:	(In thousands)
GAAP income (loss) from operations	$23,082	$(43,504)
GAAP operating margin	2%	(4)%
Non-GAAP adjustments:
Stock-based compensation	137,520	156,158
Amortization of acquired intangibles	27,139	28,939
Payroll taxes related to stock-based compensation	11,200	6,776
Charitable contributions	2,776	1,295
Restructuring costs	11,691	9,946
Non-GAAP income from operations	$213,408	$159,610
Non-GAAP operating margin	18%	15%

Free Cash Flow and Free Cash Flow Margin
For the periods presented, we define free cash flow as net cash provided by operating activities less capitalized software development costs and purchases of long-lived and intangible assets, and we define free cash flow margin as free cash flow divided by revenue, as presented in the table below:

	Three Months Ended
	March 31,
	2025	2024
Reconciliation:	(In thousands)
Net cash provided by operating activities	$191,042	$190,123
Operating cash flow margin	16%	18%
Non-GAAP adjustments:
Capitalized software development costs	(11,564)	(11,154)
Purchases of long-lived and intangible assets	(1,163)	(1,671)
Free cash flow	$178,315	$177,298
Free cash flow margin	15%	17%
Net cash (used in) provided by investing activities	$(19,140)	$189,770
Net cash used in financing activities	$(125,794)	$(363,229)

Results of Operations
The following table sets forth our results of operations for the periods presented. The period-to-period comparisons of our historical results are not indicative of the results that may be expected in the future.

	Three Months Ended
	March 31,
	2025	2024
Condensed Consolidated Statements of Operations Data:	(In thousands, except share and per share amounts)
Revenue	$1,172,463	$1,047,050
Cost of revenue (1) (2)	590,896	503,009
Gross profit	581,567	544,041
Operating expenses:
Research and development (1) (2)	254,295	260,457
Sales and marketing (1) (2)	212,113	214,503
General and administrative (1) (2)	92,077	112,585
Total operating expenses	558,485	587,545
Income (loss) from operations	23,082	(43,504)
Other income (expenses), net:
Share of losses from equity method investment	(19,471)	(29,575)
Other income, net	22,973	27,918
Total other income (expenses), net	3,502	(1,657)
Income (loss) before provision for income taxes	26,584	(45,161)
Provision for income taxes	(6,567)	(10,188)
Net income (loss) attributable to common stockholders	$20,017	$(55,349)
Net income (loss) per share:
Basic	$0.13	$(0.31)
Diluted	$0.12	$(0.31)
Weighted-average shares used to compute net income (loss) per share:
Basic	153,345,192	181,017,726
Diluted	161,794,287	181,017,726
__________________________________
(1) Includes stock-based compensation expense as follows:

	Three Months Ended
	March 31,
	2025	2024
	(In thousands)
Cost of revenue	$4,271	$5,891
Research and development	78,066	83,560
Sales and marketing	31,359	34,866
General and administrative	25,577	34,289
Total	$139,273	$158,606
____________________________________
(2) Includes amortization of acquired intangibles as follows:

	Three Months Ended
	March 31,
	2025	2024
	(In thousands)
Cost of revenue	$15,682	$15,682
Research and development	—	1,120
Sales and marketing	11,457	12,137
Total	$27,139	$28,939

The following table sets forth our results of operations for each of the periods presented as a percentage of our total revenue:

	Three Months Ended
	March 31,
	2025	2024
Condensed Consolidated Statements of Operations, as a percentage of revenue: **
Revenue	100%	100%
Cost of revenue	50	48
Gross profit	50	52
Operating expenses:
Research and development	22	25
Sales and marketing	18	20
General and administrative	8	11
Total operating expenses	48	56
Income (loss) from operations	2	(4)
Other income (expenses), net
Share of losses from equity method investment	(2)	(3)
Other income, net	2	3
Total other income (expenses), net	*	*
Income (loss) before provision for income taxes	2	(4)
Provision for income taxes	(1)	(1)
Net income (loss) attributable to common stockholders	2%	(5%)
____________________________________
* Less than 0.5% of revenue.
** Columns may not sum due to rounding.
Comparison of the Three Months Ended March 31, 2025 and 2024
Revenue

	Three Months Ended
	March 31,
	2025	2024	Change
	(Dollars in thousands)
Twilio Communications	$1,096,806	$972,005	$124,801	13%
Twilio Segment	75,657	75,045	612	1%
Consolidated total revenue	$1,172,463	$1,047,050	$125,413	12%
In the three months ended March 31, 2025, Communications revenue increased by $124.8 million, or 13%, compared to the same period last year. This increase was primarily attributable to the increased usage of our Communications products by our existing customers, as reflected in our Communications Dollar‑Based Net Expansion Rate of 108%, as well as an increase of $50.9 million in revenue derived from our new Communications Active Customer Accounts.
In the three months ended March 31, 2025, Segment revenue increased by $0.6 million, or 1%, compared to the same period last year. This increase was primarily attributable to an increase of $5.0 million in revenue derived from our new Segment Active Customer Accounts, partially offset by the decreased usage of our Segment products due to churn and contraction affecting our existing customers, as reflected in our Segment Dollar-Based Net Expansion Rate of 94%.

Cost of Revenue and Gross Profit

	Three Months Ended
	March 31,
	2025	2024	Change
	(Dollars in thousands)
Cost of revenue	$590,896	$503,009	$87,887	17%
Gross profit	$581,567	$544,041	$37,526	7%
In the three months ended March 31, 2025, cost of revenue increased by $87.9 million, or 17%, compared to the same period last year. The increase was primarily attributable to a $76.7 million increase in network service provider costs, net of the impact of hedging instruments.
In the three months ended March 31, 2025, gross profit increased by $37.5 million, or 7%, compared to the same period last year. This increase was attributable to the factors impacting our revenue and cost of revenue, as described above.
Operating Expenses

	Three Months Ended
	March 31,
	2025	2024	Change
	(Dollars in thousands)
Research and development	$254,295	$260,457	$(6,162)	(2)%
Sales and marketing	212,113	214,503	(2,390)	(1)%
General and administrative	92,077	112,585	(20,508)	(18)%
Total operating expenses	$558,485	$587,545	$(29,060)	(5)%
In the three months ended March 31, 2025, research and development expenses decreased by $6.2 million, or 2%, compared to the same period last year. Fluctuations in the various research and development expense categories were not significant either individually or in the aggregate.
In the three months ended March 31, 2025, sales and marketing expenses decreased by $2.4 million, or 1%, compared to the same period last year. Fluctuations in the various sales and marketing expense categories were not significant either individually or in the aggregate.
In the three months ended March 31, 2025, general and administrative expenses decreased by $20.5 million, or 18%, compared to the same period last year. The decrease was primarily attributable to an $8.7 million decrease in stock-based compensation expense, a $6.3 million decrease in professional services fees and a $3.8 million decrease in the provision for doubtful accounts.
Other Income (Expenses), net

	Three Months Ended
	March 31,
	2025	2024	Change
	(Dollars in thousands)
Share of losses from equity method investment	$(19,471)	$(29,575)	$10,104	(34)%
Other income, net	22,973	27,918	(4,945)	(18)%
Total other income (expenses), net	$3,502	$(1,657)	$5,159	(311)%
In the three months ended March 31, 2025, other income (expenses), net, increased by $5.2 million, or 311%, compared to the same period last year. The increase was primarily attributable to a $10.1 million decrease in our share of losses from our equity method investment, partially offset by a $4.9 million decrease in other income, net, primarily related to the income earned on our debt securities.

Segment Results of Operations
The following table presents the results for non-GAAP income (loss) from operations, as reviewed by our CODM, for each of our Communications and Segment reportable segments for the three months ended March 31, 2025 and 2024:

	Three Months Ended
	March 31,
	2025	2024	Change
	(Dollars in thousands)
Twilio Communications	$277,462	$249,010	$28,452	11%
Twilio Segment	$(1,518)	$(20,994)	19,476	(93)%
In the three months ended March 31, 2025, Communications non-GAAP income from operations increased by $28.5 million, or 11%, compared to the same period last year. The increase was driven by an increase in Communications revenue of $124.8 million, as described in the Revenue section above, and was partially offset by a $76.7 million increase in network service provider costs, net of the impact of hedging instruments, a $13.4 million increase in hosting fees, and an $8.1 million increase in total personnel costs.
In the three months ended March 31, 2025, Segment non-GAAP loss from operations decreased by $19.5 million, or 93%, compared to the same period last year. The decrease was driven by a decrease in Segment operating expenses of $21.8 million primarily attributable to a decrease in total personnel costs and an increase in Segment revenue of $0.6 million, as described in the Revenue section above, partially offset by a $3.0 million increase in hosting fees.
Liquidity and Capital Resources
As of March 31, 2025, we had cash and cash equivalents of $467.1 million and short-term marketable securities of $2.0 billion. Cash equivalents consist of money market funds, commercial paper and U.S. treasury bills. Short-term marketable securities consist primarily of U.S. treasury securities, non-U.S. government securities, high credit quality corporate debt securities and commercial paper. The cash and cash equivalents and short-term marketable securities are held for working capital purposes.
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

Share Repurchase Program
In January 2025, our board of directors authorized a share repurchase program to repurchase up to $2.0 billion in aggregate value of our Class A common stock. Repurchases under this program can be made through open market, private transactions or other means, in compliance with applicable federal securities laws, and can include repurchases pursuant to Rule 10b5-1 trading plans. We have discretion in determining the conditions under which shares may be repurchased from time to time. The program expires on December 31, 2027.
In the three months ended March 31, 2025, we purchased $130.2 million in aggregate value, or 1.2 million shares, of our Class A common stock on the open market.
2029 Notes and 2031 Notes
In March 2021, we issued and sold $1.0 billion in aggregate principal amount of senior notes, consisting of $500.0 million principal amount of 3.625% notes due 2029 (the “2029 Notes”) and $500.0 million principal amount of 3.875% notes due 2031 (the “2031 Notes,” and together with the 2029 Notes, the “Notes”). The Notes are described in detail in Note 14 to our Annual Report on Form 10-K filed with the SEC on February 26, 2025.
Cash Flows
The following table summarizes our cash flows:

	Three Months Ended
	March 31,
	2025	2024
	(In thousands)
Cash provided by operating activities	$191,042	$190,123
Cash (used in) provided by investing activities	(19,140)	189,770
Cash used in financing activities	(125,794)	(363,229)
Net increase in cash, cash equivalents and restricted cash	$46,108	$16,664
Cash Flows from Operating Activities
In the three months ended March 31, 2025, cash provided by operating activities consisted primarily of our net income of $20.0 million adjusted for non-cash items, including $139.3 million of stock-based compensation expense, $49.6 million of depreciation and amortization expense, $19.5 million of our share of losses from an equity method investment, $19.3 million of amortization of deferred commissions, $5.2 million of non-cash reduction in our operating right-of-use asset, and $65.7 million of cumulative changes in operating assets and liabilities. With respect to changes in operating assets and liabilities, accounts receivable and prepaid expenses decreased $42.0 million primarily due to timing of cash receipts and prepayments of certain operating expenses. Accounts payable and other current liabilities decreased $86.4 million primarily driven by the payment of the 2024 company-wide bonus in the three months ended March 31, 2025. Operating lease liabilities decreased $10.3 million due to payments made against our operating lease obligations.
In the three months ended March 31, 2024, cash provided by operating activities consisted primarily of our net loss of $55.3 million adjusted for non-cash items, including $158.6 million of stock-based compensation expense, $53.3 million of depreciation and amortization expense, $18.8 million of amortization of deferred commissions, $29.6 million of share of losses from equity method investments and $25.1 million of cumulative changes in operating assets and liabilities. With respect to changes in operating assets and liabilities, accounts receivable and prepaid expenses decreased $32.5 million primarily due to timing of cash receipts and pre-payments of certain operating expenses. Accounts payable and other current liabilities decreased $50.2 million primarily driven by timing of payments to vendors.
Cash Flows from Investing Activities
In the three months ended March 31, 2025, cash used in investing activities was $19.1 million consisting of $11.6 million related to capitalized software development costs, $6.4 million of purchases of marketable securities and other investments, net of proceeds from sales and maturities of marketable securities, and $1.2 million related to purchases of long-lived assets.

In the three months ended March 31, 2024, cash provided by investing activities was $189.8 million, primarily consisting of $202.6 million of maturities and sales of marketable securities, net of purchases, partially offset by $11.2 million related to capitalized software development costs and $1.7 million related to purchases of long-lived assets.
Cash Flows from Financing Activities
In the three months ended March 31, 2025, cash used in financing activities was $125.8 million primarily consisting of $126.3 million of cash paid to repurchase 1.2 million shares of our Class A common stock in the open market, including related costs.
In the three months ended March 31, 2024, cash used in financing activities was $363.2 million, primarily consisting of $356.9 million of cash paid to repurchase 6.1 million shares of our Class A common stock in the open market, including related costs.
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
There have been no changes to our critical accounting policies as described in our Annual Report on Form 10-K filed with the SEC on February 26, 2025.
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
Interest Rate Risk
We had cash and cash equivalents of $467.1 million and marketable securities of $2.0 billion as of March 31, 2025. In any given period, cash, cash equivalents and restricted cash may consist of bank deposits, money market funds, reverse repurchase agreements, commercial paper and U.S. Treasury bills. Marketable securities consist primarily of U.S. treasury securities, non-U.S. government securities, high credit quality corporate debt securities and commercial paper. The cash and cash equivalents and marketable securities are held for working capital purposes. Such interest‑earning instruments carry a degree of interest rate risk. To date, fluctuations in interest income have not been significant. The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. In March 2021, we issued $1.0 billion aggregate principal amount of our 2029 Notes and 2031 Notes carrying fixed interest rates of 3.625% and 3.875%, respectively. Due to the short‑term nature of our investments and fixed rate nature of our debt, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. A hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Currency Exchange Risks
The functional currency of most of our foreign subsidiaries is the U.S. dollar. The local currencies of our foreign subsidiaries are the Australian dollar, the Brazilian real, the British pound, the Canadian dollar, the Colombian peso, the Euro, the Hong Kong dollar, the Indian rupee, the Japanese yen, the Mexican peso, the Polish zloty, the Singapore dollar and the Swedish krona.
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
Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2025, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

(b)    Changes in Internal Control
There were no changes in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended March 31, 2025, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
•fluctuations in the levels of our customers’ usage of our platform;
•our ability to attract new customers and increase usage of our products by existing customers effectively and in a cost-efficient manner;
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
•our ability to obtain, assign or retain geographical, mobile, regional, local or toll-free numbers and to effectively process requests to port such numbers in a timely manner due to industry regulations;
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
Global economic and business activities continue to face widespread macroeconomic uncertainties, including market volatility, changes in international economic and trade relations, supply chain disruptions, changes in the labor market, elevated interest rates and potential increases in inflation, foreign currency exchange rate fluctuations and recession risks, which may continue for an extended period. Additionally, the instability in the political environment in many parts of the world, including in the United States, and changes and uncertainty with respect to trade policies, actual or threatened tariffs, treaties, government regulations, executive orders, directives and enforcement priorities could have an adverse effect on the global economy and/or our business. Given that a majority of our revenue is usage-based and therefore impacted by general consumer sentiment and activity, our business may be more immediately and severely impacted by adverse macroeconomic conditions than those that rely primarily on subscription revenue. Additionally, increased prices resulting from the effects of tariffs and inflation could increase our operating expenses.
Adverse macroeconomic conditions have in the past resulted in, and may in the future result in, decreased or delayed business spending by our current and prospective customers and business partners, reduced demand for or usage of our products, lower renewal rates by our customers, longer or delayed sales cycles, including current and prospective customers delaying contract signing or contract renewals, reduced budgets or minimum commitments related to the products that we offer, or delays in customer payments or our ability to collect accounts receivable, all of which could negatively affect revenue and revenue growth. Additionally, our customers may be affected by changes and uncertainty in the global political environment with respect to trade and other policies. For example, uncertainty regarding the impact of tariffs on certain countries by the U.S. administration, as well as potential or actual retaliatory measures taken by trade partners, have adversely affected trade relations, put increased pressure on supply chains, and led to increased market volatility, and such effects may continue. Any resulting harm to our customers’ businesses could depress their usage levels and/or purchasing power and lead them to reduce their spending with us.
If customers fail to pay us as a result of adverse macroeconomic or geopolitical conditions or otherwise, we may be required to take steps to enforce the terms of our contracts and collect amounts due, which may not succeed. For example, in 2023, one of our customers in Brazil initiated reorganization proceedings exposing us to risks on collections of pre-petition receivables and ongoing revenue, and in 2024 its creditors approved a reorganization plan providing extended and discounted payment terms for pre-petition receivables. As a result of a reduction in ongoing payment activity from this customer, as of December 31, 2024, we fully reserved accounts receivable balances for this customer.
Macroeconomic and political conditions and uncertainties have in the past and may in the future adversely affect our business, results of operations and financial condition, and exacerbate many of the other risks described in this “Risk Factors” section.
Our quarterly and annual results of operations have fluctuated in the past and may continue to do so in the future. As a result, we may fail to meet securities analysts’ and investors’ expectations, which could cause the price of our common stock to decline.
Our quarterly and annual results of operations have fluctuated in the past and may continue to do so in the future due to a variety of factors, many of which are outside of our control. These fluctuations and the related impacts to any earnings guidance we may issue from time to time could cause the price of our common stock to change significantly or decline. In addition to the other risks described in this “Risk Factors” section, some of the factors that may result in fluctuations to our results of operations include:
•fluctuations in demand for, pricing of, or usage of, our products;
•our ability to introduce new products, features and enhancements;
•our ability to attract and retain new customers, obtain renewals from existing customers and cross-sell or otherwise increase revenue from existing customers;
•our ability to improve, automate, and leverage more of our self-service capabilities for customers;
•our ability to maintain and expand relationships with resellers, distributors, and strategic partners, including ISVs, technology partners, and systems integrators;

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
•seasonal trends, including due to increased consumer activity in the fourth quarter;
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
If we are unable to attract new customers or increase usage of our products by existing customers effectively and in a cost-efficient manner, our business, results of operations and financial condition would be adversely affected.
To grow our business, we must continue to attract new customers, increase usage of our existing products and new product adoption by existing customers, and successfully market new products, including products with higher gross margins, in a cost-effective manner. Our sales and marketing teams work closely together to drive awareness and adoption of our platform. We leverage our brand, marketing programs, developer network and conferences, such as SIGNAL, to expand our go-to-market motions. Our go-to-market model has three motions: our self-service platform, primarily aimed at developers, marketers, and other technical users; our direct sales motion, primarily aimed at enterprise and commercial customers; and our partner-led motion, including resellers, distributors, and strategic partners, such as ISVs, technology partners and systems integrators, which is primarily aimed at customers who do not have the available developer resources to build their own applications.

Our sales and marketing strategies, and their effectiveness, are influenced by numerous factors. We have made, and may in the future make, changes to the organization of our sales force and sales motions in response to changes in company strategy, new market opportunities, new products or features, sales performance or effectiveness, changes in sales headcount, changes to the compensation structure of our sales organization, or other factors. Such changes may not lead to wider adoption of our products or to the cost-effective acquisition of additional customers or increased revenue from existing customers as quickly or to the extent we expect, or at all, and have resulted, and may in the future result, in a reduction of productivity, which could negatively impact our growth rate and results of operations. For example, in recent years, we have reduced the size of our sales force to drive further efficiencies in our sales operations and are continuing to improve and rely more heavily on our use of self-service capabilities to drive sales of our products to customers that do not require direct account coverage. We are also introducing AI and automation in our self-service platform aimed at improving sales and customer support. These efforts may not continue to be as effective as we anticipate in driving adoption or increased usage of our products, or may take longer than we expect to drive growth. In addition, if the costs of the marketing channels we use increase, then we may choose to use alternative or less expensive channels, which may not be as effective as the channels we currently use.

New products that we develop or markets that we pursue may require increasingly sophisticated and more costly sales efforts and result in longer sales cycles. For example, we are focusing increasingly on sales to enterprises, such as through our Segment product, which is primarily aimed at complex customer data platform implementations at larger companies, and additional product innovations combining our communications products with contextual data and AI. As we seek to increase the adoption of our products by enterprises, we expect to encounter higher costs and more complex sales efforts for these customers. For enterprises, the decision to adopt our products may require the approval of multiple technical and business decision makers, and enterprise customers may require extensive education about our products and significant customer support before they will commit to deploying our products at scale, which may place additional strain on our product and engineering resources. Enterprises may also engage in protracted pricing and contract negotiations, leading to higher costs and longer sales cycles. Enterprise customers may not use our products enough for us to generate revenue that justifies our cost to obtain such customers, or may choose to develop their own solutions that do not include our products. They may also demand reductions in pricing as their usage of our products increases, notwithstanding increased costs incurred by us to provide such products, which could have an adverse impact on our gross margin.

If our efforts to increase the adoption and usage of our products or sell additional products to existing customers are more expensive or time-consuming than we expect or are otherwise ineffective, then our business, results of operations and financial condition would be adversely affected.
We may not be able to develop new products or product enhancements that achieve market acceptance, or adapt and respond effectively to rapidly changing technology, regulations, industry standards, or customer needs and preferences.
Our ability to attract new customers and increase revenue from existing customers depends in large part on our ability to enhance and improve our existing products and to introduce compelling new products and enhancements that reflect the changing nature of our markets, technology, industry standards, and customer needs and preferences. Anticipating these factors requires that we allocate significant resources without any guarantee that our investments of these resources will result in increased adoption of our products by current and prospective customers. For example, we have committed, and expect to continue to commit, significant resources towards developing new products and enhancements by combining our communications products with contextual data and AI in order to address evolving customer needs and expectations. The success of any enhancements or new products depends on several factors, including timely completion, adequate quality testing, actual performance quality, market-accepted pricing levels, customer value and the ability to provide rapid time-to-value for our customers, and the emergence of competing products and services that may be delivered at lower prices, more efficiently, conveniently or securely, or render our products obsolete. For example, if user authentication practices evolve to reduce or eliminate the use of one-time passwords, our revenue could be adversely affected. Enhancements and new products that we develop may not be introduced in a timely or cost-effective manner, may contain errors or defects, may require reworking features and capabilities, may have interoperability difficulties with our platform or other products or may not achieve the broad market acceptance necessary to generate significant revenue or increase our gross profits. Furthermore, our ability to increase the usage of our products depends, in part, on the development of new use cases for our products, which is at times driven by our developer community and may be outside of our control.
If we are unable to successfully and cost-effectively develop and drive adoption of new products, anticipate and keep pace with changes in technology, customers’ needs and expectations, and industry standards, or provide rapid time-to-value to our current and prospective customers, our business, results of operations and financial condition would be adversely affected.
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
The current and prospective markets for our products are rapidly evolving, significantly fragmented and highly competitive, with relatively low barriers to entry in some segments. The principal competitive factors of these markets include completeness of offering, credibility with customers, ability to differentiate our products against competing offerings, global reach, ease of integration and programmability, product features, platform scalability, reliability, deliverability, security and performance, brand awareness and reputation, the strength of sales and marketing efforts, customer support, and the cost of deploying and using products. Our competitors are primarily (i) CPaaS companies that offer communications products and applications, (ii) other software companies that compete with portions of our communications product line, (iii) regional network service providers that offer limited developer functionality on top of their own physical infrastructure, (iv) customer relationship management and customer experience vendors and (v) standalone customer data platform vendors.
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
With the introduction of new products and services and new market entrants, we expect competition to intensify in the future. As we expand the scope of our products, we may face additional competition and, in some cases, may find our products in competition with those of our customers, which could cause them to replace our products with competitive offerings. If one or more of our competitors were to merge or partner with another of our competitors or our suppliers, the change in the competitive landscape could also adversely affect our ability to compete effectively. For example, certain of our competitors have engaged in acquisition activity, and we expect that our competitors will continue to evaluate the acquisition of companies and technologies that could increase competition with our products in the future. In addition, some of our competitors have lower list prices than us, which may be attractive to certain customers even if those products have different or lesser functionality. Pricing pressures and increased competition generally could result in reduced revenue, reduced margins, increased losses or the failure of our products to achieve or maintain widespread market acceptance, any of which could harm our business, results of operations and financial condition.
Our business, results of operations and financial condition also depends, in part, on our ability to establish, maintain and expand relationships through resellers, distributors, and strategic partners, including ISVs, technology partners and systems integrators. A portion of our revenue is derived from sales made by these partners and any one of them may later decide to sell their own products or those of third parties that may be competitive with our products. A loss or reduction in sales of our products through these third parties could adversely affect our revenue and other results of operations.
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
We have incurred net losses in each year since our inception, including net losses of $109.4 million and $1.0 billion in the years ended December 31, 2024 and 2023, respectively. In addition, while we have experienced revenue growth in prior periods, it is not indicative of future revenue growth, and our revenue and revenue growth for any quarterly or annual period should not be relied upon as an indication of our future revenue or revenue growth for any future period. If we are unable to generate and sustain increased revenue levels and manage our operating expenses, we may not become profitable and achieve our stated profitability goals and, even if we do, we may not be able to maintain or increase our level of profitability. As we implement additional initiatives to increase revenue, our operating expenses may continue to rise over the long term, potentially including, among other things: investments in our engineering team; improvements in security and data protection; the development of new products, features and functionality and enhancements to our platform; sales and marketing; expansion of our operations and infrastructure, both domestically and internationally; and general administration, including legal, accounting and other expenses related to being a public company. Our efforts to grow our business may be more costly than we expect, and if our revenue growth does not meet estimates, we may not be able to offset our associated operating expenses, which could prevent us from achieving and sustaining profitability, or maintaining or increasing cash flow. We may incur significant losses in the future for a number of reasons, including the other risks described herein, and unforeseen expenses, difficulties, complications and delays and other unknown events. If we are unable to achieve and sustain profitability, or if we incur significant losses, the value of our business and common stock may significantly decrease.

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
In the three months ended March 31, 2025 and the years ended December 31, 2024 and 2023, we derived 36%, 35% and 34% of our revenue from customer accounts located outside the United States, respectively. The future success of our business will depend, in part, on our ability to strategically maintain and expand our customer base worldwide. Operating in international markets requires significant resources and management attention and subjects us to regulatory, economic and political risks in addition to those we face in the United States.
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
Our success will depend, in part, on our ability to expand our products and grow our business to meet the needs of current and prospective customers. In some circumstances, we may determine to do so through acquisitions, partnerships or investments in businesses and technologies that are complementary to our business. There can be no assurances that such acquisitions will result in the anticipated benefits, and it is possible that there could be a loss of our key employees and customers, disruption of ongoing businesses or unexpected issues, higher than expected costs, the diversion of management attention and resources from day-to-day business operations and an overall post-completion process that takes longer than originally anticipated. In addition, the following issues, among others, may need to be addressed in order to realize the anticipated benefits of any acquisitions, partnerships or investments:
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
From time to time, we may also divest or stop investing in certain businesses or products. For example, in 2023 we divested our Internet of Things and ValueFirst businesses, and in 2024 we wound down the software component of our Zipwhip business. The sale of a business or product has in the past and may in the future require us to restructure operations and/or terminate employees and could expose us to unanticipated ongoing obligations and liabilities, including as a result of our indemnification obligations. During the pendency of a divestiture, we may be subject to risks related to a decline in the business, loss of employees, customers, or suppliers, and that the transaction may not close, which could have an adverse effect on the business to be divested and on us. Divestitures or winding down businesses or products can also disrupt our customer, supplier and/or employee relationships and divert the time and attention of our management and employees. Additionally, we may experience harm to our financial results, including loss of revenue, and we may not realize the expected benefits and cost savings of these actions and our operating results may be adversely impacted.

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
Individuals or entities have in the past attempted and will in the future attempt to penetrate the security of our platform, or of our network or systems, and to cause harm to our business operations, including by misappropriating our proprietary information or that of our customers, employees and business partners or to cause interruptions of our products and platform. In particular, cyberattacks and other malicious internet-based activity continue to increase in frequency and magnitude, and cloud-based companies have been targeted in the past. In addition to threats from traditional computer hackers, malicious code, software vulnerabilities, supply chain attacks and vulnerabilities through our third-party partners, employee theft or misuse, password spraying, phishing, smishing, vishing, credential stuffing and denial-of-service attacks, we also face threats from sophisticated organized crime, nation-state, and nation-state supported actors who engage in attacks (including advanced persistent threat intrusions) that add to the risk to our systems (including those hosted on cloud services), internal networks, our customers’ systems, our service providers’ networks, and the information that they store and process. Ransomware and cyber extortion attacks, including those perpetrated by organized criminal threat actors, nation-states, and nation-state-supported actors, are becoming increasingly prevalent and severe and can lead to significant interruptions in our operations, loss of data and income, reputational harm, and diversion of funds. Extortion payments may alleviate or reduce the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments. Geopolitical tensions and events may further heighten risks we and our service providers face from these and other attacks. Because the techniques used to access, disrupt or sabotage devices, systems and networks change frequently and may not be recognized until launched against a target, we expect to be required to make further investments over time to protect data and infrastructure as cybersecurity threats develop, evolve and grow more complex over time. We may also be unable to anticipate these techniques, and we may not become aware in a timely manner of any security breach or incident, which could exacerbate any damage we experience.
We depend upon our employees and contractors to appropriately handle confidential and sensitive data, including customer data, and to deploy our IT resources in a safe and secure manner that does not expose our network systems to security breaches or incidents or the loss, alteration, unavailability, or other unauthorized processing of data. We have been and expect to be subject to cybersecurity threats and incidents, including denial-of-service attacks, employee errors or individual attempts to gain unauthorized access to information systems. We also have deployed, and continue to develop and incorporate, AI solutions and features into our platform and our business, which may result in security incidents or otherwise increase cybersecurity risks. Further, AI technologies may be used in connection with certain cybersecurity attacks, resulting in heightened risks of security breaches and incidents. Any security incidents, including internal malfeasance or inadvertent disclosures by our employees or a third-party’s fraudulent inducement of our employees to disclose information, unauthorized access or usage, the introduction of viruses or other malicious code or any other breach or incident or disruption of our platform, systems, or networks or those of our service providers, could result in loss, corruption, unavailability, or other unauthorized processing of confidential information, and any such event, or the perception that it has occurred, may result in damage to our reputation, erosion of customer trust, loss of customers, litigation, regulatory investigations, fines, penalties and other liabilities. For example, in June and August 2022, we became aware that threat actors had conducted sophisticated social engineering campaigns against some of our employees after having obtained employee names and mobile phone numbers from unknown sources. The attack identified in August 2022, which involved smishing text messages that purported to be from our IT department, resulted in the threat actor obtaining some of our employees’ credentials and access to certain data of approximately 209 customers out of our total customer base of approximately 270,000 at that time. We notified and worked with our affected customers. We also notified appropriate regulators and addressed their questions about the incident. We took steps to remediate the incident, including enhancing our security training, improving our two factor authentication requirements, implementing additional layers of control within our VPN, reducing access to certain internal applications and tools, running simulated phishing attempts to increase employee security awareness, and increasing the refresh frequency for access to certain internal applications. Industry reports indicate that the threat actors also attacked other technology, telecommunication and cryptocurrency companies.
We also rely on various third-party service providers to operate our platform and deliver our products, including network service providers, internet service providers, telecommunications carriers, and providers of cloud infrastructure and cloud communications, as well as third-party technology and intellectual property. Our service providers (or their sub-service providers) have in the past experienced, and may in the future experience, security breaches and incidents, including unauthorized access or inadvertent disclosures, that have exposed and may expose or make available to threat actors our data or that of our customers. Even when our systems are not compromised, if our service providers experience breaches or incidents that impact our data or our customers’ data, then our reputation, customer trust, business, results of operations and financial condition could be adversely affected.
Furthermore, we are required to comply with laws and regulations that require us to maintain security measures designed to protect personal information and we may have contractual and other obligations to notify customers, regulators, government agencies, impacted individuals or other relevant stakeholders of security breaches. Such disclosures are costly, and the disclosures or the failure to comply with such requirements could lead to adverse consequences. If we or a third party upon whom we rely experiences a security incident or is perceived to have experienced a security incident, we may experience adverse consequences. Consequences associated with such security incidents may include: government enforcement actions and other actions or proceedings (for example, investigations, audits, and inspections), and related fines, penalties, required remedial actions, or other obligations and liabilities; additional reporting requirements and/or oversight; restrictions on processing or transferring data (including personal data); claims, demands, and litigation (including class claims); indemnification obligations; monetary fund diversions; interruptions in our operations (including availability of data); financial loss and other similar harms. Actual and perceived security incidents and attendant consequences could also lead to negative publicity and reputational harm, may cause our customers to lose confidence in the effectiveness of our security measures and require us to expend significant capital and other resources to respond to and/or mitigate the security incident. Accordingly, if our cybersecurity measures or those of our third-party service providers fail to protect against unauthorized access, attacks (which may include sophisticated cyberattacks), or if our employees or contractors compromise or mishandle data, then our reputation, customer trust, business, results of operations and financial condition could be adversely affected.
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
The CCPA (as amended by the California Privacy Rights Act of 2020) imposes obligations on businesses to which it applies. These obligations include, but are not limited to, providing specific disclosures in privacy notices and affording California residents (both consumers and employees) certain rights related to their personal information. The CCPA allows for statutory fines for noncompliance. Similar laws have been enacted in 20 other states with 13 laws currently in effect and the remainder becoming effective later in 2025 and 2026. Numerous other states, and the U.S. federal government, also have proposed general privacy legislation. Additionally, other states have proposed, and in certain cases enacted, other laws and regulations addressing privacy and cybersecurity, such as Washington’s My Health, My Data Act, which includes a private right of action. If we become subject to new privacy, data protection or cybersecurity laws, the risk of enforcement action against us could increase because we may become subject to additional obligations, and the number of individuals or entities that can initiate actions against us may increase, including individuals, via a private right of action, and state actors.

Outside the United States, an increasing number of laws, regulations, and industry standards apply to privacy, data protection and cybersecurity. For example, the GDPR, the United Kingdom’s General Data Protection Regulation and Data Protection Act 2018 (“UK GDPR”) and the Swiss Federal Act on Data Protection, impose strict requirements for processing the personal information of individuals protected by the legislation, whether their data is processed within or outside the European Economic Area (“EEA”), the United Kingdom (“UK”) and Switzerland, respectively (such jurisdictions, collectively, “Europe”). For example, the GDPR imposes significant requirements regarding the processing of individuals’ personal information, including in relation to transparency, lawfulness of processing, individuals’ privacy rights, compliant contracting, data minimization, data breach notification, data re-usage, data retention, security of processing and international data transfers. Under the GDPR and UK GDPR, government regulators may impose temporary or definitive bans on data processing or data transfers, require a company to delete data, as well as impose significant fines, potentially ranging up to 20 million Euros under the GDPR, 17.5 million GBP under the UK GDPR, or 4% of a company’s worldwide revenue, whichever is higher. Further, individuals may initiate compensation claims or litigation related to our processing of their personal information. Other privacy and data protection laws in Europe impose strict requirements around marketing communications and the deployment of cookies on users’ devices. As another example, Brazil’s General Data Protection Law (Lei Geral de Proteção de Dados Pessoais, or “LGPD”) (Law No. 13,709/2018) may apply to our operations. The LGPD broadly regulates processing of personal information of individuals in Brazil and imposes compliance obligations and penalties comparable to the GDPR. Additionally, we expect an increase in regulation of the use of AI and ML in products and services. For example, in Europe, the Artificial Intelligence Act, once effective, will impose onerous obligations related to the development, placement on the market and use of AI-related systems. In the United States, numerous states have established study commissions that could lead to regulation of AI, and certain states have enacted legislation regulating aspects of AI. Other countries also are contemplating laws regulating AI and ML. We may have to change our business practices to comply with obligations under these or other new and evolving regimes.
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
As a cumulative example of these risks, because our primary data processing facilities are in the United States, we have experienced hesitancy, reluctance, or refusal by European or multinational customers to continue to use our services due to potential risks arising from the Court of Justice’s July 2020 ruling in the “Schrems II” case, as well as related guidance from regulators and enforcement action against Meta by the Irish Data Protection Commission. For example, absent appropriate safeguards or other circumstances, the GDPR and laws in Switzerland and the UK generally restrict the transfer of personal information to many outside jurisdictions, such as the United States. On July 10, 2023, the European Commission adopted its adequacy decision for the EU-U.S. Data Privacy Framework. Based on this decision, personal information can flow from the

EU to U.S. companies participating in the EU-U.S. Data Privacy Framework without having to put in place additional data protection safeguards. We are certified under the EU-U.S. Data Privacy Framework, the UK Extension to the EU-U.S. Data Privacy Framework, and the Swiss-U.S. Data Privacy Framework. If we cannot maintain valid mechanisms for cross-border data transfers, we and our customers may face increased exposure to regulatory actions, substantial fines, and injunctions against processing or transferring personal information from Europe or elsewhere. Any inability to transfer personal information to the United States or other jurisdictions could significantly and negatively impact our business operations; limit our ability to collaborate with parties that are subject to data privacy and security laws; or require us to increase our personal information processing capabilities in Europe and/or elsewhere at significant expense. In addition, outside of Europe, other jurisdictions have proposed and enacted laws relating to cross-border data transfer or requiring personal information, or certain subcategories of personal information, to be stored in the jurisdiction of origin. If we are unable to increase our data processing capabilities and storage in Europe and other jurisdictions to limit or eliminate the need for data transfers out of Europe and other applicable jurisdictions quickly enough, and valid solutions for personal information transfers to the United States or other jurisdictions are not available or are difficult to implement in the interim, we will likely face continuing reluctance from European and multinational customers to use our services and increased exposure to regulatory actions, substantial fines and injunctions against processing or transferring personal information across borders.
Evolving laws, regulations, and other actual and asserted obligations relating to privacy, data protection, and cybersecurity, as well as any new or evolving obligations relating to AI and ML technologies, could reduce demand for our platform, increase our costs, impair our ability to grow our business, or restrict our ability to store and process data or, in some cases, impact our ability to offer our service in some locations and may subject us to liability. Further, in view of new or modified federal, state or foreign laws and regulations, industry standards, contractual obligations and other actual and asserted obligations, or any changes in their interpretation, we may find it necessary or desirable to fundamentally change our business activities and practices or to expend significant resources to modify our practices and platform and otherwise adapt to these changes. We may be unable to make such changes and modifications in a commercially reasonable manner or at all, and our ability to develop new products and features could be limited.
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
As a provider of communications products and a licensed telecommunications provider, we are subject to existing or potential FCC and state regulations relating to privacy, telecommunications, consumer protection and other requirements. If we do not comply with FCC rules and regulations, or other communications laws and regulations, we could be subject to enforcement actions, fines, loss of licenses and possibly restrictions on our ability to operate or offer certain of our products. For example, in early 2023, we received a “cease-and-desist” letter from the FCC related to reported fraudulent traffic on our messaging platform, and in response we undertook certain mitigation efforts and other improvements to reduce future risks. Any enforcement action by the FCC or another regulatory authority, which may be a public process, would hurt our reputation in the industry, could erode customer trust, possibly impair our ability to sell our VoIP, other telecommunications products and/or other services to customers and could adversely affect our business, results of operations and financial condition.
Certain of our products are subject to a number of regulations and laws that are administered by the FCC. Among others, we must comply (in whole or in part) with:
•the Communications Act of 1934, as amended, which regulates communications services and the provision of such services;
•the Telephone Consumer Protection Act of 1991 (“TCPA”), which limits the use of automatic dialing systems for calls and texts, artificial or prerecorded voice messages and fax machines;
•the Communications Assistance for Law Enforcement Act, which requires covered entities to assist law enforcement in undertaking electronic surveillance;
•the Pallone-Thune Telephone Robocall Abuse Criminal Enforcement and Deterrence Act (“TRACED”);
•requirements to safeguard the privacy of certain customer information;
•payment of annual FCC regulatory fees and contributions to FCC-administered funds based on our interstate and international revenues, as well as to the Universal Service Fund; and
•rules pertaining to access to our services by people with disabilities and contributions to the Telecommunications Relay Services fund.
In addition, Congress and the FCC continue to focus on mitigating the prevalence of robocalls and robotexts, including by requiring providers to implement call authentication technologies such as Signature-based Handling of Asserted Information Using toKENs (“SHAKEN”) and Secure Telephone Identity Revisited (“STIR”), which together establish a set of technical standards and protocols that allow for the authentication and verification of caller ID information for calls carried over IP networks. Combating illegal calls has long been one of the FCC’s top consumer protection priorities, and the FCC continues to take steps to strengthen and expand its call blocking and robocall and robotext mitigation rules, including those related to the STIR/SHAKEN framework. We cannot predict whether the FCC will require more or different robocall and robotext mitigation measures than those we have or are planning to implement. New regulations or requirements that restrict the types of customers allowed to use our platform or impose overly burdensome requirements for our customers could limit the customers that we are able to serve. In addition, the extension of telecommunications regulations to our non-interconnected VoIP services could result in additional federal and state regulatory obligations and taxes.
Additionally, states such as California have increasingly adopted or proposed, or may propose, regulations that may subject us to additional registration, reporting, resiliency and/or compliance obligations. If we become subject to several new and/or different interconnected and/or non-interconnected VoIP regulations at the state level, it would increase our compliance costs and the risk of enforcement action against us, which in turn could adversely affect our business, results of operations and financial condition.
Internationally, we currently offer our products in more than 180 countries and territories, and continue to expand. When we enter new countries and as our presence and market share in such countries grow, our regulatory obligations and scrutiny increase, which increases our compliance costs and could impact our products and platform, create operational challenges, or prevent us from offering or providing our products in certain countries.
Moreover, the regulation of CPaaS companies continues to evolve internationally and many existing regulations may not fully contemplate the CPaaS business model or how it fits into the communications regulatory framework. As a result, the application, interpretation or enforcement of regulations often involve significant uncertainties. In many countries, a number of our products or services are subject to licensing and communications regulatory requirements which increases the level of scrutiny and enforcement by regulators. Future legislative, regulatory or judicial actions impacting CPaaS services could also increase the cost and complexity of compliance and expose us to liability. For example, in some countries, some or all of the services we offer are not considered regulated telecommunications services, while in other countries they are subject to telecommunications regulations, including but not limited to payment into universal service funds, licensing fees, reporting requirements, provision of emergency services, provision of information to support emergency services and number portability as well as requirements to combat scams and fraud. Failure to comply with these regulations could result in our company being issued remedial directions to undertake independent audits and implement effective systems, processes and practices to ensure compliance, significant fines or being prohibited from providing telecommunications services in a jurisdiction.
In addition, we implement Know-Your-Customer and/or Know-Your-Traffic related processes in the jurisdictions in which we operate. Related obligations can vary across jurisdictions, and such processes may create onboarding delays and friction for our customers, as well as other operational and compliance challenges requiring management attention, and increase our compliance costs.
Moreover, certain of our products may be used by customers located in countries where voice and other forms of Internet Protocol (“IP”) communications may be illegal or require special licensing or in countries on a U.S. embargo list. Users in such countries may continue to use our products in those countries notwithstanding the illegality or embargo, or a local partner that we use to provide services may not comply with applicable governmental regulations, subjecting us to potential penalties or governmental actions that may be costly, harm our business and damage our brand and reputation. We may be required to incur additional expenses to meet applicable international regulatory requirements or be required to raise the prices of services, or restructure or discontinue those services if required by law or if we cannot or will not meet those requirements. Any of the foregoing could adversely affect our business, results of operations and financial condition.
If we are unable to obtain, assign or retain geographical, mobile, regional, local or toll-free numbers, or to effectively process requests to port such numbers in a timely manner due to industry regulations, our business and results of operations may be adversely affected.
Our future success depends in part on our ability to obtain allocations of geographical, mobile, regional, local and toll-free direct inward dialing numbers or phone numbers as well as short codes and alphanumeric sender IDs (collectively, “Numbering Resources”) in the United States and foreign countries at a reasonable cost and without overly burdensome restrictions. Our ability to obtain allocations of, assign and retain Numbering Resources depends on factors outside of our control, such as applicable regulations, the practices of authorities that administer national numbering plans and the requirements of network service providers from whom we can provision Numbering Resources, such as conditional minimum volume call level requirements, as well as related costs and competitive demand.
In addition, in order to obtain allocations of, assign and retain Numbering Resources in many international jurisdictions, we are often required to be licensed by local telecommunications regulatory authorities. We have obtained licenses and are in the process of obtaining licenses in various countries in which we do business, but in some countries, the regulatory regime around provisioning of Numbering Resources is unclear, subject to change over time, and sometimes may conflict from jurisdiction to jurisdiction. These regulations and governments’ approach to their enforcement, as well as our products and services, are evolving and we may be unable to maintain compliance with applicable regulations, or enforce compliance by our customers, on a timely basis or without significant cost or changes in products or business practices that result in reduced revenue. In some countries where our or our customers’ assignment and/or use of Numbering Resources in certain ways may violate applicable rules and regulations, we have been subjected to government inquiries and audits, and may in the future be subject to significant penalties or further governmental action, and in extreme cases, may be precluded from doing business in that particular country. We have also been required to reclaim Numbering Resources from our customers as a result of certain events of non-compliance. These reclamations result in loss of customers, loss of revenue, reputational harm, erosion of customer trust, and may also result in breach of contract claims, all of which could have an adverse effect on our business, results of operations and financial condition.
Due to their limited availability, there are certain popular area code prefixes that we generally cannot obtain. Our inability to acquire or retain Numbering Resources for our operations may make our voice and messaging products less attractive to potential customers in these geographic areas. In addition, future growth in our customer base and those of other CPaaS providers may make it increasingly difficult to source larger quantities of Numbering Resources, and Numbering Resources may become more expensive or subject to more stringent regulation or conditions of usage.
Additionally, in some geographies, we support number portability, which allows our customers to transfer their existing phone numbers to us and thereby retain their existing phone numbers when subscribing to our voice and messaging products. Transferring existing numbers is a manual process that can take up to 15 business days or longer to complete. Any delay that we experience in transferring these numbers typically results from our dependency on network service providers to transfer these numbers, and these network service providers may refuse or substantially delay the transfer of these numbers to us. Number portability is an important feature to many potential customers, and failure to reduce delays may result in adverse regulatory enforcement, increased difficulty in acquiring new customers, or costs to compensate customers for certain failures in the porting process.
United States federal and state legislation and international laws impose certain obligations on the senders of commercial emails, which could minimize the effectiveness of our platform, and establish financial penalties for non-compliance, which could increase the costs of our business.
The Federal Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003 (the “CAN-SPAM Act”) establishes certain requirements for commercial email messages and transactional email messages and specifies penalties for the transmission of email messages that are intended to deceive the recipient as to source or content. Among other things, the CAN-SPAM Act, obligates the sender of commercial emails to provide recipients with the ability to “opt-out” of receiving future commercial emails from the sender. In addition, some states have passed laws regulating commercial email practices that are significantly more restrictive and difficult to comply with than the CAN-SPAM Act. For example, certain states prohibit the sending of email messages that advertise products or services that minors are prohibited by law from purchasing or that contain content harmful to minors to email addresses listed on specified registries. Some portions of these state laws may not be preempted by the CAN-SPAM Act. In addition, certain non-U.S. jurisdictions in which we operate have enacted laws regulating the sending of email that are more restrictive than U.S. laws. For example, some foreign laws prohibit sending broad categories of email unless the recipient has provided the sender advance consent (or “opted-in”) to receipt of such email. If we were found to be in violation of the CAN-SPAM Act, applicable state laws governing email not preempted by the CAN-SPAM Act or foreign laws regulating the distribution of email, whether as a result of violations by our customers or our own acts or omissions, we could be required to pay large penalties, which would adversely affect our financial condition, significantly harm our business, injure our reputation and erode customer trust. The terms of any injunctions, judgments, consent decrees or settlement agreements entered into in connection with enforcement actions or investigations against our company in connection with any of the foregoing laws may also require us to change one or more aspects of the way we operate our business, which could impair our ability to attract and retain customers or could increase our operating costs.

Our customers’ and others’ violation of our policies or other misuse of our platform to transmit unwanted, offensive or illegal messages, spam, phishing scams, links to harmful applications or for other fraudulent or illegal activity could damage our reputation, and we may face a risk of regulatory penalties, litigation and liability for illegal activities on our platform and unauthorized, inaccurate, or fraudulent information distributed via our platform.
The actual or perceived improper sending of text messages or voice calls may subject us to potential risks, including liabilities or claims relating to consumer protection laws and regulatory enforcement, including fines. For example, the TCPA restricts telemarketing and the use of automatic SMS text messages without prior express consent. TCPA violations can result in significant financial penalties, as businesses can incur penalties or criminal fines up to $1,500 per violation imposed by the FCC, state attorneys general or other state actors or through private litigation. Regulatory enforcement is often public, which would result in reputational harm.
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
Our customers’ and other users’ promotion of their products and services through our platform might not comply with federal, state, and foreign laws or of contractual requirements imposed by carriers, such as the CTIA Shortcode Agreement, The Campaign Registry, carrier codes of conduct and similar policies. We rely on contractual representations made to us by our customers that their use of our platform will comply with our policies and applicable law, including, without limitation, our email and messaging policies. Although we retain the right to verify that customers and other users are abiding by certain contractual terms, our Acceptable Use Policy and our email and messaging policies and, in certain circumstances, to review their email, messages and distribution lists, our customers and other users are ultimately responsible for compliance with our policies, and we do not systematically audit our customers or other users to confirm compliance with our policies. We cannot predict whether our role in facilitating our customers’ or other users’ activities will result in violations of carrier policies which could result in fines, administrative delays, or service interruptions. We also cannot predict whether our role in facilitating our customers’ or other users’ activities would expose us to liability under applicable state or federal law, or whether that possibility could become more likely if changes to current laws regulating content moderation, such as Section 230 of the Communications Decency Act, are enacted. If we are found liable for our customers’ or other users’ activities, we could be required to pay fines or penalties, redesign business methods or otherwise expend resources to remedy any damages caused by such actions and to avoid future liability.
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
The current legislative and regulatory landscape regarding the regulation of the internet is subject to uncertainty. For example, in January 2025, the U.S. Court of Appeals for the Sixth Circuit struck down the FCC’s net neutrality rules, and it is unlikely that similar federal rules will be adopted. Without federal net neutrality rules, we cannot predict whether internet access service providers may be able to limit our users’ ability to access our platform or make our platform a less attractive alternative to our competitors’ applications. Moreover, several states such as California have enacted or are considering state-level legislation or executive action that would implement certain net neutrality protections. State broadband regulations have been upheld by courts in certain jurisdictions, creating the potential for a patchwork of disparate regulatory regimes and operational challenges.
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
As of March 31, 2025, we had $1.0 billion of indebtedness outstanding (excluding intercompany indebtedness). Our indebtedness may:
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
We review our intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. As of March 31, 2025, we carried a net $5.5 billion of goodwill and intangible assets. An adverse change in market conditions or significant changes in accounting conclusions, particularly if such changes have the effect of changing one of our critical assumptions or estimates, could result in a change to the estimation of fair value that could result in an impairment charge to our goodwill or intangible assets. For example, during the year ended December 31, 2023, we recorded an impairment of intangible assets related to Segment totaling approximately $285.7 million, as described in additional detail in Note 6 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2023. Any such charges may adversely affect our results of operations.
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
As of December 31, 2024, we had U.S. federal, state and foreign net operating loss carryforwards (“NOLs”), of $2.8 billion, $2.4 billion and $0.8 billion, respectively. Utilization of these NOL carryforwards depends on our future taxable income, and there is risk that a portion of our existing NOLs could expire unused and the use of our unexpired NOLs could be subject to limitations, which could materially and adversely affect our operating results. Under current law, our U.S. federal NOLs can generally be carried forward indefinitely, but the deductibility of such NOLs is generally limited to 80% of taxable income. Our state NOLs may also be subject to limitations, including periods during which the use of state NOL carryforwards is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. For example, California recently enacted legislation that limits the use of state NOLs for taxable years beginning on or after January 1, 2024 and before January 1, 2027.
Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “Code”), and corresponding provisions of state law, a corporation that undergoes an “ownership change” (generally defined as a greater than 50-percentage-point cumulative change (by value) in the equity ownership of certain stockholders over a rolling three-year period) is subject to limitations on its ability to utilize its pre-change NOLs and other pre-change tax attributes to offset post-change taxable income and taxes. Our existing NOLs and other tax attributes may be subject to limitations arising from previous ownership changes, and if we undergo an ownership change in the future (which may be outside of our control), our ability to utilize NOLs and other tax attributes could be further limited.
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
We conduct operations in many tax jurisdictions throughout the United States and internationally. In many of these jurisdictions, non-income-based taxes, such as sales tax, value-added tax, goods and services tax, and telecommunications taxes, are assessed on our operations or our sales to customers. We are subject to indirect taxes, and may be subject to certain other taxes, in some of these jurisdictions. We collect certain telecommunications-based taxes from our customers in certain jurisdictions, and we expect to continue expanding the number of jurisdictions in which we will collect these taxes in the future.
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
Historically, we have not billed or collected taxes in certain jurisdictions and, in accordance with GAAP, we have recorded a provision for our tax exposure in these jurisdictions when it is both probable that a liability has been incurred and the amount of the exposure can be reasonably estimated. We reserved $42.2 million on our March 31, 2025 balance sheet for these tax payments. These estimates include several key assumptions, including, but not limited to, the taxability of our products, the jurisdictions in which we believe we have nexus or a permanent establishment, and the sourcing of revenues to those jurisdictions. In the event these jurisdictions challenge our assumptions and analysis, our actual exposure could differ materially from our current estimates and reserves. If the actual payments we make to any jurisdiction exceed the accrual in our balance sheet, our results of operations would be harmed. In addition, some customers may question the incremental tax charges and seek to negotiate lower pricing from us, which could adversely affect our business, results of operations and financial condition.
We are in discussions with certain jurisdictions regarding potential sales and other indirect taxes for prior periods that we may owe. If any of these jurisdictions disagree with management’s assumptions and analysis, the assessment of our tax exposure could differ materially from management’s current estimates, which may increase our costs of doing business and negatively affect the prices our customers pay for our products.
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
As another example, beginning in 2022, the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) eliminates the option to deduct research and development expenditures currently and requires taxpayers to capitalize and amortize them over five or fifteen years pursuant to Section 174 of the Code, which impacts our effective tax rate and our cash tax liability.

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

Changes to these and other areas in relation to potential U.S. and international tax reform could increase uncertainty and may adversely affect our tax rate and cash flow in future years.
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
In January 2025, our board of directors authorized the repurchase of up to $2.0 billion of our common stock from time to time through a share repurchase program. As of March 31, 2025, we had repurchased $130.2 million of outstanding shares of our common stock under this program, such that approximately $1.9 billion remained available for purchase as of such date. Under our share repurchase program, we may make repurchases of stock through a variety of methods, including open share market purchases, privately negotiated purchases, entering into one or more confirmations or other contractual arrangements with a financial institution counterparty to effectuate one or more accelerated stock repurchase contracts, forward purchase contracts or similar derivative instruments, Dutch auction tender offers, or through a combination of any of the foregoing, in accordance with applicable federal securities laws. Our share repurchase program terminates at 11:59 pm Pacific Time on December 31, 2027, does not obligate us to repurchase any specific number of shares, and may be suspended at any time at our discretion and without prior notice. The timing and amount of any repurchases, if any, will be subject to liquidity, stock price, market and economic conditions, compliance with applicable legal requirements such as Delaware surplus and solvency tests and other relevant factors. Any failure to repurchase stock after we have announced our intention to do so may negatively impact our reputation and investor confidence in us and may negatively impact our stock price.
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
During the three months ended March 31, 2025, we issued 22,102 shares of our Class A common stock to an independent donor advised fund to further our Twilio.org philanthropic goals. The shares were “restricted securities” for purposes of Rule 144 under the Securities Act, and had an aggregate fair market value on the date of donation of $2.8 million. The foregoing transaction did not involve any underwriters, any underwriting discounts or commissions, or any public offering. We believe the offer, sale and issuance of the above shares were exempt from registration under the Securities Act by virtue of Section 4(a)(2) of the Securities Act because the issuance of the shares did not involve a public offering.
Issuer Purchases of Equity Securities
The following table summarizes the share repurchase activity for the three months ended March 31, 2025:

	Total Number of Shares Purchased(1)	Average Price Paid Per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
	(In thousands)		(In thousands)	(In millions)
January 1 - 31, 2025	—	$—	—	$—
February 1 - 28, 2025	314	$119.39	314	$1,963
March 1 - 31, 2025	908	$102.12	908	$1,870
	1,222		1,222
_____________________________
(1) In January 2025, our board of directors authorized a new program to repurchase up to $2.0 billion in aggregate value of our Class A common stock, which expires on December 31, 2027. Repurchases under this program can be made through open market transactions, privately negotiated transactions and other means in compliance with applicable federal securities laws, including through Rule 10b5-1 plans. We have discretion in determining the conditions under which shares may be repurchased from time to time. Refer to Note 12 — Stockholders' Equity in Part I, Item 1, of this Quarterly Report on Form 10-Q for additional information related to share repurchases.

(2) Average price paid per share includes costs associated with the repurchases.

Item 5. Other Information

Securities Trading Plans of Directors and Executive Officers

During the three months ended March 31, 2025, the following “Rule 10b5-1 trading arrangements” (as defined in Item 408 of Regulation S-K) were adopted or terminated by our directors and officers, each of which was intended to satisfy the affirmative defense in Rule 10b5-1(c):

On February 24, 2025, Khozema Shipchandler, our Chief Executive Officer and a member of our board of directors, adopted a Rule 10b5-1 trading plan providing for the sale of (i) up to an aggregate of 7,000 shares of our common stock held by Mr. Shipchandler, plus (ii) shares of our common stock issuable upon the vesting and settlement of 102,306 RSUs outstanding prior to the adoption of the plan, in addition to certain shares Mr. Shipchandler acquires upon the vesting and settlement of any RSUs that may be granted after the adoption of the plan, in each case, net of shares sold in mandatory transactions to cover withholding taxes, plus (iii) the exercise and sale of up to an aggregate of 76,316 shares of common stock subject to vested stock options. The number of shares listed above for Mr. Shipchandler includes shares subject to limit orders that may or may not execute. The duration of the plan is until April 10, 2026 or earlier if all transactions under the plan have been completed.

On February 27, 2025, Erika Rottenberg, a member of our board of directors, as trustee of the Erika Rottenberg Revocable Trust dated 1/28/2016 (the “Trust”), adopted a Rule 10b5-1 trading plan providing for the sale of (i) up to an aggregate of 10,600 shares of common stock held by the Trust, plus (ii) a number of additional shares corresponding to a portion of equity awards granted after the adoption of the plan. The number of shares listed above for Ms. Rottenberg includes shares subject to limit orders that may or may not execute. The duration of the plan is until February 27, 2026 or earlier if all transactions under the plan have been completed.
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

The Company, through one of its non-U.S. subsidiaries, is party to service agreements with a non-affiliated Swiss entity, pursuant to which the non-affiliated Swiss entity delivered SMS messages terminating in Iran through Mobile Telecommunication Company of Iran, Rightel Telecommunications Services Co. and MTN Irancell (collectively, the “Iranian Entities”). The Iranian Entities may be considered “Government of Iran” entities (as defined by Section 560.304 of title 31, Code of Federal Regulations). For the quarter ended March 31, 2025, the Company’s non-U.S. subsidiaries made payments to the non-affiliated Swiss entity to deliver SMS messages terminating in Iran but did not receive any gross revenue or net profits from the Iranian Entities associated with these services. These services have been terminated.

Item 6.     Exhibits
The documents listed in the Exhibit Index of this Quarterly Report on Form 10-Q are incorporated by reference or are filed with this Quarterly Report on Form 10-Q, in each case as indicated therein.

EXHIBIT INDEX
Exhibit Number		Incorporated by Reference
	Description	Form	File No.	Exhibit	Filing Date
10.1*	Amended and Restated Non-Employee Director Compensation Policy				Filed herewith

31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				Filed herewith

31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				Filed herewith

32.1**	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				Furnished herewith

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document				Filed herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document				Filed herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				Filed herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document				Filed herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				Filed herewith

104	Cover Page with Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)
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

TWILIO INC.

May 2, 2025	/s/ KHOZEMA Z. SHIPCHANDLER
Khozema Z. Shipchandler Director and Chief Executive Officer (Principal Executive Officer)

May 2, 2025	/s/ AIDAN VIGGIANO
Aidan Viggiano Chief Financial Officer (Principal Accounting and Financial Officer)