Form 10-Q
period 2025-06-30
TWILIO INC
filed 2025-08-08
CIK 1447669

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________
FORM 10-Q
_____________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025

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

As of July 25, 2025, 153,433,606 shares of the registrant’s Class A common stock were outstanding.
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

TWILIO INC.
Quarterly Report on Form 10-Q
For the Three Months Ended June 30, 2025

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
TWILIO INC.
Condensed Consolidated Balance Sheets
(Unaudited)

	As of June 30,	As of December 31,
	2025	2024
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$969,229	$421,297
Short-term marketable securities	1,573,371	1,963,102
Accounts receivable, net	587,966	588,540
Prepaid expenses and other current assets	401,071	474,360
Total current assets	3,531,637	3,447,299
Property and equipment, net	177,957	191,042
Operating right-of-use assets	53,174	53,405
Equity method investment	439,011	485,835
Intangible assets, net	184,260	238,503
Goodwill	5,243,266	5,243,266
Other long-term assets	218,987	206,122
Total assets	$9,848,292	$9,865,472
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$76,181	$100,169
Accrued expenses and other current liabilities	461,527	530,686
Deferred revenue and customer deposits	148,009	155,680
Operating lease liability, current	34,342	33,685
Total current liabilities	720,059	820,220
Operating lease liability, noncurrent	76,819	85,875
Long-term debt, net	991,429	990,587
Other long-term liabilities	16,063	15,824
Total liabilities	1,804,370	1,912,506
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock	—	—
Class A common stock	154	153
Additional paid-in capital	15,805,141	15,476,124
Accumulated other comprehensive income (loss)	24,716	(1,301)
Accumulated deficit	(7,786,089)	(7,522,010)
Total stockholders’ equity	8,043,922	7,952,966
Total liabilities and stockholders’ equity	$9,848,292	$9,865,472
See accompanying notes to condensed consolidated financial statements.

TWILIO INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
	(In thousands, except share and per share amounts)
Revenue	$1,228,425	$1,082,502	$2,400,888	$2,129,552
Cost of revenue	625,685	526,657	1,216,581	1,029,666
Gross profit	602,740	555,845	1,184,307	1,099,886
Operating expenses:
Research and development	243,495	242,785	497,790	503,242
Sales and marketing	220,724	217,825	432,837	432,328
General and administrative	101,532	114,272	193,609	226,857
Total operating expenses	565,751	574,882	1,124,236	1,162,427
Income (loss) from operations	36,989	(19,037)	60,071	(62,541)
Other (expenses) income, net:
Share of losses from equity method investment	(25,222)	(23,940)	(44,693)	(53,515)
Other income, net	21,825	16,734	44,798	44,652
Total other (expenses) income, net	(3,397)	(7,206)	105	(8,863)
Income (loss) before provision for income taxes	33,592	(26,243)	60,176	(71,404)
Provision for income taxes	(11,169)	(5,615)	(17,736)	(15,803)
Net income (loss) attributable to common stockholders	$22,423	$(31,858)	$42,440	$(87,207)
Net income (loss) per share attributable to common stockholders:
Basic	$0.15	$(0.19)	$0.28	$(0.50)
Diluted	$0.14	$(0.19)	$0.26	$(0.50)
Weighted-average shares used to compute net income (loss) per share attributable to common stockholders:
Basic	153,228,766	170,222,104	153,273,594	175,613,672
Diluted	159,691,758	170,222,104	160,729,638	175,613,672
See accompanying notes to condensed consolidated financial statements.

TWILIO INC.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
	(In thousands)
Net income (loss)	$22,423	$(31,858)	$42,440	$(87,207)
Other comprehensive income (loss):
Unrealized (loss) gain on marketable securities	(1,116)	(1,821)	3,942	(7,014)
Net change in market value of effective foreign currency forward exchange contracts	15,821	(823)	24,207	(5,328)
Share of other comprehensive (loss) income from equity method investment	(347)	(3,086)	(2,132)	1,052
Total other comprehensive income (loss)	14,358	(5,730)	26,017	(11,290)
Comprehensive income (loss) attributable to common stockholders	$36,781	$(37,588)	$68,457	$(98,497)
See accompanying notes to condensed consolidated financial statements.

TWILIO INC.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)

Three Months Ended June 30, 2025

	Common Stock Class A		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
	(In thousands, except share amounts)
Balance as of March 31, 2025	153,254,342	$153	$15,625,545	$10,358	$(7,631,765)	$8,004,291
Net income	—	—	—	—	22,423	22,423
Exercises of vested stock options	225,709	—	2,384	—	—	2,384
Vesting of restricted stock units	1,631,186	2	(2)	—	—	—
Value of equity awards withheld for tax liability	(661)	—	(85)	—	—	(85)
Shares issued under ESPP	253,298	—	20,757	—	—	20,757
Shares of Class A common stock issued and donated to charity	22,102	—	2,237	—	—	2,237
Unrealized loss on marketable securities	—	—	—	(1,116)	—	(1,116)
Repurchases of shares of Class A common stock including related costs	(1,809,818)	(1)	—	—	(176,747)	(176,748)
Net change in market value of effective foreign currency forward exchange contracts	—	—	—	15,821	—	15,821
Share of other comprehensive loss from equity method investment	—	—	—	(347)	—	(347)
Stock-based compensation	—	—	154,305	—	—	154,305
Balance as of June 30, 2025	153,576,158	$154	$15,805,141	$24,716	$(7,786,089)	$8,043,922
See accompanying notes to condensed consolidated financial statements.

TWILIO INC.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
Six Months Ended June 30, 2025

	Common Stock Class A		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
	(In thousands, except share amounts)
Balance as of December 31, 2024	152,610,697	$153	$15,476,124	$(1,301)	$(7,522,010)	$7,952,966
Net income	—	—	—	—	42,440	42,440
Exercises of vested stock options	357,224	—	5,150	—	—	5,150
Vesting of restricted stock units	3,343,830	4	(4)	—	—	—
Value of equity awards withheld for tax liability	(1,084)	—	(138)	—	—	(138)
Shares issued under ESPP	253,298	—	20,757	—	—	20,757
Shares of Class A common stock issued and donated to charity	44,204	—	5,013	—	—	5,013
Unrealized gain on marketable securities	—	—	—	3,942	—	3,942
Repurchases of shares of Class A common stock including related costs	(3,032,011)	(3)	—	—	(306,519)	(306,522)
Net change in market value of effective foreign currency forward exchange contracts	—	—	—	24,207	—	24,207
Share of other comprehensive loss from equity method investment	—	—	—	(2,132)	—	(2,132)
Stock-based compensation	—	—	298,239	—	—	298,239
Balance as of June 30, 2025	153,576,158	$154	$15,805,141	$24,716	$(7,786,089)	$8,043,922
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

TWILIO INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:	(In thousands)
Net income (loss)	$42,440	$(87,207)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	99,403	105,383
Non-cash reduction to the right-of-use asset	10,516	10,064
Net amortization of investment premium and discount	(8,182)	(12,572)
Stock-based compensation	288,524	306,263
Amortization of deferred commissions	38,387	37,788
Provision for doubtful accounts	3,686	14,365
Share of losses from equity method investment	44,693	53,515
Other adjustments	8,500	8,591
Changes in operating assets and liabilities:
Accounts receivable	(3,112)	11,094
Prepaid expenses and other current assets	84,662	19,752
Other long-term assets	(51,420)	2,396
Accounts payable	(24,323)	(59,027)
Accrued expenses and other current liabilities	(40,086)	23,655
Deferred revenue and customer deposits	(7,671)	(5,755)
Operating lease liabilities	(18,693)	(24,177)
Other long-term liabilities	802	(662)
Net cash provided by operating activities	468,126	403,466
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities and other investments	(408,836)	(589,995)
Proceeds from sales and maturities of marketable securities	818,034	1,592,970
Capitalized software development costs	(24,152)	(25,835)
Purchases of long-lived and intangible assets	(2,167)	(2,756)
Net cash provided by investing activities	382,879	974,384
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on finance leases	(4,228)	(7,060)
Value of equity awards withheld for tax liabilities	(138)	(1,963)
Repurchases of shares of Class A common stock and related costs	(323,249)	(1,273,699)
Proceeds from exercises of stock options and shares of Class A common stock issued under ESPP	25,907	21,700
Net cash used in financing activities	(301,708)	(1,261,022)
NET INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	549,297	116,828
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—Beginning of period	431,437	655,931
CASH, CASH EQUIVALENTS AND RESTRICTED CASH —End of period	$980,734	$772,759
Cash paid for income taxes, net	$13,088	$19,473
Cash paid for interest	$18,813	$19,007

RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH TO THE CONDENSED CONSOLIDATED BALANCE SHEETS
Cash and cash equivalents	$969,229	$755,065
Restricted cash in other current assets	—	7,554
Restricted cash in other long-term assets	11,505	10,140
Total cash, cash equivalents and restricted cash	$980,734	$772,759

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
(b)Principles of Consolidation
The unaudited condensed consolidated financial statements include the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated.
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
(d)Remaining Performance Obligations
Revenue allocated to remaining performance obligations for contracts with durations of more than one year was $158.8 million as of June 30, 2025, of which 63% is expected to be recognized over the next 12 months and 93% is expected to be recognized over the next 24 months.

(e)Deferred Revenue and Customer Deposits
As of June 30, 2025, and December 31, 2024, the Company recorded $148.0 million and $155.7 million as its deferred revenue and customer deposits, respectively, that are included in deferred revenue and customer deposits and other long-term liabilities in the accompanying unaudited condensed consolidated balance sheets. During the three months ended June 30, 2025 and 2024, the Company recognized $35.0 million and $32.1 million of revenue, respectively, that was included in the deferred revenue and customer deposits balances as of the end of the previous year. During the six months ended June 30, 2025 and 2024, the Company recognized $105.1 million and $97.4 million of revenue, respectively, that was included in the deferred revenue and customer deposits balances as of the end of the previous year.
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
The Company sells its services to a wide variety of customers. If the financial condition or results of operations of any significant customer deteriorates substantially, operating results could be adversely affected. To reduce credit risk, management performs credit evaluations of the financial condition of significant customers and periodic re-evaluations, as needed, of existing customers. The Company does not require collateral from its credit customers and maintains reserves for estimated credit losses on customer accounts when considered necessary. Actual credit losses may differ from the Company’s estimates. As of June 30, 2025, and December 31, 2024, the allowance for doubtful accounts was $22.3 million and $27.5 million, respectively, and is recorded in accounts receivable, net, in the accompanying unaudited condensed consolidated balance sheets.
In the three and six months ended June 30, 2025 and 2024, no customer organization accounted for more than 10% of the Company’s total revenue.
As of June 30, 2025, and December 31, 2024, no customer organization represented more than 10% of the Company’s gross accounts receivable.
(g)Recently Issued Accounting Guidance, Not yet Adopted
In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” which requires disclosure of disaggregated income taxes paid, prescribes standard categories for the components of the effective tax rate reconciliation and modifies other income tax related disclosures. ASU 2023-09 is effective for annual reporting periods beginning after December 15, 2024, and may be applied on a prospective basis. Early adoption is permitted. The Company expects to adopt ASU 2023-09 in its consolidated financial statements for the year ended December 31, 2025. The adoption will require certain additional disclosure in the notes to the Company’s consolidated financial statements.
In November 2024, the FASB issued ASU 2024-03, “Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses,” which requires disaggregation of certain expenses in the notes to the financial statements to provide enhanced transparency into the expense captions presented on the face of the statements of operations. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027, and may be applied either prospectively or retrospectively. Early adoption is permitted. The adoption will require certain additional disclosure in the notes to the Company’s consolidated financial statements.

3. Fair Value Measurements
Financial Assets
The following tables provide the financial assets measured at fair value on a recurring basis:

	Amortized Cost or Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses Less Than 12 Months	Gross Unrealized Losses More Than 12 Months	Fair Value Hierarchy as of June 30, 2025			Aggregate Fair Value
					Level 1	Level 2	Level 3
Financial Assets:	(In thousands)
Cash and cash equivalents:
Money market funds	$715,048	$—	$—	$—	$715,048	$—	$—	$715,048
Commercial paper	12,305	—	—	—	—	12,305	—	12,305
U.S. Treasury bills	22,748	—	—	—	22,748	—	—	22,748
Total included in cash and cash equivalents	750,101	—	—	—	737,796	12,305	—	750,101
Marketable securities:
Debt securities:
U.S. Treasury securities	285,864	1,066	—	—	286,930	—	—	286,930
Corporate debt securities and commercial paper	1,275,992	8,253	(180)	(14)	—	1,284,051	—	1,284,051
Total debt securities	1,561,856	9,319	(180)	(14)	286,930	1,284,051	—	1,570,981
Equity securities	2,390	—	—	—	2,390	—	—	2,390
Total marketable securities	1,564,246	9,319	(180)	(14)	289,320	1,284,051	—	1,573,371
Total financial assets	$2,314,347	$9,319	$(180)	$(14)	$1,027,116	$1,296,356	$—	$2,323,472

	Amortized Cost or Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses Less Than 12 Months	Gross Unrealized Losses More Than 12 Months	Fair Value Hierarchy as of December 31, 2024			Aggregate Fair Value
					Level 1	Level 2	Level 3
Financial Assets:	(In thousands)
Cash and cash equivalents:
Money market funds	$207,323	$—	$—	$—	$207,323	$—	$—	$207,323
Commercial paper	15,059	—	—	—		15,059		15,059
U.S. Treasury bills	2,748	—	—	—	2,748	—	—	2,748
Total included in cash and cash equivalents	225,130	—	—	—	210,071	15,059	—	225,130
Marketable securities:
Debt securities:
U.S. Treasury securities	379,846	1,243	(296)	(55)	380,738	—	—	380,738
Non-U.S. government securities	2,909	27	—	—	2,936	—	—	2,936
Corporate debt securities and commercial paper	1,571,944	6,415	(1,594)	(557)	16,890	1,559,318	—	1,576,208
Total debt securities	1,954,699	7,685	(1,890)	(612)	400,564	1,559,318	—	1,959,882
Equity securities	3,220	—	—	—	3,220	—	—	3,220
Total marketable securities	1,957,919	7,685	(1,890)	(612)	403,784	1,559,318	—	1,963,102
Total financial assets	$2,183,049	$7,685	$(1,890)	$(612)	$613,855	$1,574,377	$—	$2,188,232
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
Interest earned on debt securities was $17.9 million and $36.8 million in the three and six months ended June 30, 2025, respectively, and $23.5 million and $50.6 million in the three and six months ended June 30, 2024, respectively. The interest is recorded as other (expenses) income, net, in the accompanying unaudited condensed consolidated statements of operations.

The following table summarizes the contractual maturities of debt securities:

	As of June 30,		As of December 31,
	2025		2024
	Amortized Cost	Aggregate Fair Value	Amortized Cost	Aggregate Fair Value
Financial Assets:	(In thousands)
Less than one year	$601,214	$602,947	$684,294	$685,091
One to three years	960,642	968,034	1,270,405	1,274,791
Total	$1,561,856	$1,570,981	$1,954,699	$1,959,882
Strategic Investments
As of June 30, 2025 and December 31, 2024, the Company held strategic investments with a carrying value of $22.2 million and $23.5 million, respectively, recorded as other long-term assets in the accompanying unaudited condensed consolidated balance sheets. There were no significant impairments or adjustments recorded in the three and six months ended June 30, 2025 and 2024 related to these securities.
Financial Liabilities
The Company’s financial liabilities that are measured at fair value on a recurring basis consist of foreign currency derivative liabilities and are classified as Level 2 financial instruments in the fair value hierarchy. As of June 30, 2025 and December 31, 2024, the aggregate fair value of these liabilities and the associated unrealized losses were not significant.
The Company’s financial liabilities that are not measured at fair value on a recurring basis are its Senior Notes due 2029 (“2029 Notes”) and its Senior Notes due 2031 (“2031 Notes”). As of June 30, 2025, the fair values of the 2029 Notes and 2031 Notes were $481.7 million and $473.7 million, respectively. As of December 31, 2024, the fair values of the 2029 Notes and 2031 Notes were $464.9 million and $453.9 million, respectively.
4. Property and Equipment
Property and equipment consist of the following:

	As of June 30,	As of December 31,
	2025	2024
	(In thousands)
Capitalized internal-use software developments costs	$387,454	$357,334
Data center equipment (1)	47,384	63,672
Leasehold improvements	61,980	78,104
Office equipment	46,856	50,659
Furniture and fixtures	10,370	12,618
Software	14,143	14,143
Total property and equipment	568,187	576,530
Less: accumulated depreciation and amortization (1)	(390,230)	(385,488)
Total property and equipment, net	$177,957	$191,042
____________________________________
(1) Data center equipment includes $21.4 million and $33.5 million in assets held under finance leases as of June 30, 2025, and December 31, 2024, respectively. Accumulated depreciation and amortization includes $20.4 million and $28.6 million of accumulated depreciation for assets held under finance leases as of June 30, 2025, and December 31, 2024, respectively.
Depreciation and amortization expense was $22.3 million and $23.3 million in the three months ended June 30, 2025 and 2024, respectively, and $44.1 million and $47.2 million in the six months ended June 30, 2025 and 2024, respectively.
The Company capitalized $17.6 million and $20.4 million in internal‑use software development costs in the three months ended June 30, 2025 and 2024, respectively, and $33.9 million and $36.5 million in the six months ended June 30, 2025 and 2024, respectively.

5. Segment Reporting
As of June 30, 2025, the Company had two operating and reportable segments: Twilio Communications (“Communications”) and Twilio Segment (“Segment”).
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
The Company’s Chief Executive Officer, who is also the Chief Operating Decision Maker (“CODM”), reviews the operating results by segment using non-GAAP income (loss) from operations as the measure of segment profitability. The CODM uses this measure of segment profitability to allocate resources and assess performance of each segment by comparing each segment’s actual results to the comparable results in prior periods and to any internally or externally set expectations. Presented below is the discrete financial information by reportable segment for the three and six months ended June 30, 2025 and 2024, that reflects management’s current view of the business and that is regularly provided to the CODM. Asset information is not reviewed by the CODM on a segment basis. Revenue, costs of revenue and operating expenses are generally directly attributable to each segment. Certain costs of revenue and operating expenses are allocated based on methodologies that best reflect the patterns of consumption of these costs. Corporate costs are not allocated to operating segments. Corporate costs consist of costs that support company-wide processes, are managed on the company-wide level, and include costs related to corporate governance and communication, global brand awareness, information security, and certain legal, human resources, finance and accounting expenses. In addition to corporate costs, cost of revenue and operating expenses not allocated to operating segments include stock-based compensation, amortization of acquired intangibles, payroll taxes related to stock-based compensation, charitable contributions and restructuring costs.

	Three Months Ended June 30, 2025
	Communications	Segment	Total
	(In thousands)
Revenue	$1,152,955	$75,470	$1,228,425
Cost of revenue attributable to segments	586,146	19,377	605,523
Operating expenses attributable to segments	286,196	50,084	336,280
Segment non-GAAP income from operations	$280,613	$6,009	$286,622

Reconciliation of total segment non-GAAP income from operations to income from operations:
Total segment non-GAAP income from operations			$286,622
Corporate costs not allocated to segments			(66,079)
Stock-based compensation			(149,251)
Amortization of acquired intangibles			(27,005)
Payroll taxes related to stock-based compensation			(4,921)
Charitable contributions			(2,237)
Restructuring costs			(140)
Income from operations			36,989
Other expenses, net			(3,397)
Income before provision for income taxes			$33,592

	Three Months Ended June 30, 2024
	Communications	Segment	Total
	(In thousands)
Revenue	$1,007,302	$75,200	$1,082,502
Cost of revenue attributable to segments	485,155	20,034	505,189
Operating expenses attributable to segments	272,217	70,981	343,198
Segment non-GAAP income (loss) from operations	$249,930	$(15,815)	$234,115

Reconciliation of total segment non-GAAP income from operations to loss from operations:
Total segment non-GAAP income from operations			$234,115
Corporate costs not allocated to segments			(58,796)
Stock-based compensation			(147,657)
Amortization of acquired intangibles			(28,184)
Payroll taxes related to stock-based compensation			(3,510)
Charitable contributions			(15,315)
Restructuring costs			310
Loss from operations			(19,037)
Other expenses, net			(7,206)
Loss before provision for income taxes			$(26,243)

	Six Months Ended June 30, 2025
	Communications	Segment	Total
	(In thousands)
Revenue	$2,249,762	$151,126	$2,400,888
Cost of revenue attributable to segments	1,136,925	39,059	1,175,984
Operating expenses attributable to segments	554,760	107,576	662,336
Segment non-GAAP income from operations	$558,077	$4,491	$562,568

Reconciliation of total segment non-GAAP income from operations to income from operations:
Total segment non-GAAP income from operations			$562,568
Corporate costs not allocated to segments			(128,617)
Stock-based compensation			(286,771)
Amortization of acquired intangibles			(54,144)
Payroll taxes related to stock-based compensation			(16,121)
Charitable contributions			(5,013)
Restructuring costs			(11,831)
Income from operations			60,071
Other income, net			105
Income before provision for income taxes			$60,176

	Six Months Ended June 30, 2024
	Communications	Segment	Total
	(In thousands)
Revenue	$1,979,308	$150,244	$2,129,552
Cost of revenue attributable to segments	949,455	36,825	986,280
Operating expenses attributable to segments	530,913	150,228	681,141
Segment non-GAAP income (loss) from operations	$498,940	$(36,809)	$462,131

Reconciliation of total segment non-GAAP income from operations to income from operations:
Total segment non-GAAP income from operations			$462,131
Corporate costs not allocated to segments			(127,202)
Stock-based compensation			(303,815)
Amortization of acquired intangibles			(57,123)
Payroll taxes related to stock-based compensation			(10,286)
Charitable contributions			(16,610)
Restructuring costs			(9,636)
Loss from operations			(62,541)
Other expenses, net			(8,863)
Loss before provision for income taxes			$(71,404)
Depreciation and amortization expenses, except for amortization of acquired intangibles, that are included in non-GAAP income from operations for the Communications reportable segment were $16.7 million and $18.5 million in the three months ended June 30, 2025 and 2024, respectively, and $33.4 million and $37.8 million in the six months ended June 30, 2025 and 2024, respectively. Amortization of deferred commissions included in non-GAAP income from operations for the Communications reportable segment was $15.1 million in each of the three months ended June 30, 2025 and 2024, respectively, and $30.4 million and $30.3 million in the six months ended June 30, 2025 and 2024, respectively.
Depreciation and amortization expenses, except for amortization of acquired intangibles, that are included in non-GAAP income (loss) from operations for the Segment reportable segment were $5.2 million and $4.4 million in the three months ended June 30, 2025 and 2024, respectively, and $10.1 million and $8.5 million in the six months ended June 30, 2025 and 2024, respectively. Amortization of deferred commissions included in non-GAAP income (loss) from operations for the Segment reportable segment was $4.0 million and $3.8 million in the three months ended June 30, 2025 and 2024, respectively, and $8.0 million and $7.5 million in the six months ended June 30, 2025 and 2024, respectively.
6. Derivatives and Hedging
As of June 30, 2025, the Company had outstanding foreign currency forward contracts designated as cash flow hedges with a total sell notional value of $308.8 million. The notional value represents the amount that will be sold upon maturity of the forward contract. As of June 30, 2025, these contracts had maturities of up to seventeen months. Gains and losses associated with these foreign currency forward contracts were not significant.
The Company is subject to master netting agreements with certain counterparties of the foreign exchange contracts, under which it is permitted to net settle transactions of the same currency with a single net amount payable by one party to the other. It is the Company’s policy to present the derivatives at gross in its unaudited condensed consolidated balance sheets. The Company’s foreign currency forward contracts are not subject to any credit contingent features or collateral requirements. The Company manages its exposure to counterparty risk by entering into contracts with a diversified group of major financial institutions and by actively monitoring its outstanding positions. As of June 30, 2025, the Company did not have any offsetting arrangements.

7. Goodwill and Intangible Assets
Goodwill
As of June 30, 2025, and December 31, 2024, the balance of the Company’s goodwill was $5.2 billion, of which $4.9 billion related to the Communications reportable segment and $306.1 million related to the Segment reportable segment. There was no goodwill activity during the six months ended June 30, 2025.
Intangible assets
Intangible assets consist of the following:

	As of June 30, 2025
	Cost	Accumulated Amortization	Net
Amortizable intangible assets:	(In thousands)
Developed technology	$388,341	$(332,799)	$55,542
Customer relationships	348,314	(237,851)	110,463
Supplier relationships	49,756	(39,903)	9,853
Trade names	25,968	(25,554)	414
Patent	3,968	(1,195)	2,773
Total amortizable intangible assets	816,347	(637,302)	179,045
Non-amortizable intangible assets:
Telecommunication licenses	4,920	—	4,920
Trademarks and other	295	—	295
Total	$821,562	$(637,302)	$184,260

	As of December 31, 2024
	Cost	Accumulated Amortization	Net
Amortizable intangible assets:	(In thousands)
Developed technology	$388,341	$(306,063)	$82,278
Customer relationships	348,314	(215,523)	132,791
Supplier relationships	49,756	(35,363)	14,393
Trade names	25,968	(25,014)	954
Patent	3,968	(1,096)	2,872
Total amortizable intangible assets	816,347	(583,059)	233,288
Non-amortizable intangible assets:
Telecommunication licenses	4,920	—	4,920
Trademarks and other	295	—	295
Total	$821,562	$(583,059)	$238,503
Amortization expense was $27.1 million and $28.2 million for the three months ended June 30, 2025 and 2024, respectively, and $54.2 million and $57.2 million for the six months ended June 30, 2025 and 2024, respectively.

Total estimated future amortization expense is as follows:

As of June 30, 2025
Year Ended December 31,	(In thousands)
2025 (remaining six months)	$53,619
2026	42,149
2027	25,330
2028	19,055
2029	14,970
Thereafter	23,922
Total	$179,045
8. Balance Sheet Components
Prepaid expenses and other current assets consist of the following:

	As of June 30,	As of December 31,
	2025	2024
	(In thousands)
Prepaid expenses	$262,421	$333,911
Other current assets	138,650	140,449
Total prepaid expenses and other current assets	$401,071	$474,360
Accrued expenses and other current liabilities consist of the following:

	As of June 30,	As of December 31,
	2025	2024
	(In thousands)
Accrued payroll and related liabilities	$72,170	$76,708
Company-wide bonus program liability	54,357	109,776
Accrued sales bonus and commissions	20,431	21,585
Accrued cost of revenue	194,775	173,739
Sales and other taxes payable	68,681	79,731
ESPP contributions	5,210	5,745
Accrued other expense	45,903	63,402
Total accrued expenses and other current liabilities	$461,527	$530,686

9. Long-Term Debt
Long-term debt, net, consists of the following:

	As of June 30,	As of December 31,
	2025	2024
	(In thousands)
2029 Senior Notes
Principal	$500,000	$500,000
Unamortized discount	(3,130)	(3,518)
Unamortized issuance costs	(704)	(792)
Net carrying amount	496,166	495,690
2031 Senior Notes
Principal	500,000	500,000
Unamortized discount	(3,867)	(4,166)
Unamortized issuance costs	(870)	(937)
Net carrying amount	495,263	494,897
Total long-term debt, net	$991,429	$990,587
As of June 30, 2025, the Company was in compliance with all of its covenants under the related indentures.
10. Revenue by Geographic Area
Revenue by geographic area is based on the IP address or the mailing address of the customer at the time of registration. The following table sets forth revenue by geographic area:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue by geographic area:	(In thousands)
United States	$786,974	$706,451	$1,536,414	$1,392,978
International	441,451	376,051	864,474	736,574
Total	$1,228,425	$1,082,502	$2,400,888	$2,129,552

Percentage of revenue by geographic area:
United States	64%	65%	64%	65%
International	36%	35%	36%	35%
11. Commitments and Contingencies

(a)Lease and Other Commitments
The Company leases its facilities under various non-cancelable operating lease agreements. In the three and six months ended June 30, 2025, the Company did not enter into any significant new lease agreements.
The Company has non-cancelable contractual commitments with its cloud infrastructure provider, network service providers and other vendors. In the three and six months ended June 30, 2025, the Company entered into several new agreements with terms up to three years for a total purchase commitment of $21.7 million and $40.0 million, respectively.

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
Legal fees and other costs related to litigation and other legal proceedings are expensed as incurred and are included in general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations.
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
As of June 30, 2025, and December 31, 2024, no amounts were accrued related to any outstanding indemnification agreements.
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
As of June 30, 2025, the liabilities accrued for non-income-based taxes were $20.3 million for domestic jurisdictions and $23.2 million for jurisdictions outside of the United States. As of December 31, 2024, these liabilities were $19.3 million and $22.0 million, respectively.
12. Stockholders' Equity
Preferred Stock
As of June 30, 2025, and December 31, 2024, the Company had authorized 100,000,000 shares of preferred stock, par value $0.001 per share, of which no shares were issued and outstanding in either period.

Common Stock
As of June 30, 2025 and December 31, 2024, the Company had authorized 1,000,000,000 shares of Class A common stock, par value $0.001 per share. As of June 30, 2025 and December 31, 2024, the Company had authorized 0 and 3,170,181 shares of Class B common stock, par value $0.001 per share, respectively. As of June 30, 2025 and December 31, 2024, 153,576,158 and 152,610,697 shares of Class A common stock were issued and outstanding, respectively, and no shares of Class B common stock were issued and outstanding.
The Company had reserved shares of common stock for issuance as follows:

	As of June 30,	As of December 31,
	2025	2024
Stock options issued and outstanding	964,952	1,322,176
Unvested restricted stock units issued and outstanding	17,300,882	18,386,271
Shares of Class A common stock reserved for Twilio.org	309,429	353,633
Stock-based awards available for grant under 2016 Plan	28,518,814	23,292,678
Shares of Class A common stock reserved for issuance pursuant to ESPP	10,982,134	9,709,326
Total	58,076,211	53,064,084

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

In the three months ended June 30, 2025 and 2024, the Company repurchased 1.8 million and 15.2 million shares of its Class A common stock, respectively, for an aggregate purchase price of $176.7 million and $898.6 million, respectively. In the six months ended June 30, 2025 and 2024, the Company repurchased 3.0 million and 21.4 million shares of its Class A common stock, respectively, for an aggregate purchase price of $306.9 million and $1.3 billion, respectively. As of June 30, 2025, approximately $1.7 billion of the amount originally authorized for share repurchases in January 2025 remained available for future repurchases.
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
In the first quarter of 2025, the Company granted to certain of its executive employees performance-based restricted stock units (“PSUs”) covering 185,899 shares of Class A common stock that had an aggregate grant date fair value of $27.1 million. The PSUs will vest if certain operational performance or market conditions, as defined in the grant agreements, are met during the performance achievement period, which expires on December 31, 2027. The fair value of the portion of the PSUs with an operational performance target equals the closing price of the Company’s Class A common stock on the date of grant. For this portion, the expense is recognized on a straight-line basis when it is probable that the performance target will be achieved during the performance period. The probability of achievement is assessed each reporting period and cumulative adjustments are recorded in periods in which the probability assessment changes. The fair value of the portion of the PSUs with market conditions was determined using a Monte-Carlo simulation model, and the expense is recognized on a straight-line basis over the performance achievement period. At the end of the vesting period, the number of shares actually issued may range from 0% to 200% of the target based on levels of performance.
In addition, pursuant to the Company’s 2016 Employee Stock Purchase Plan (“ESPP”), eligible employees may purchase shares of the Company’s Class A common stock at a discount of 15% through payroll deductions of their eligible compensation. The ESPP provides for separate six-month offering periods beginning in May and November of each year.

As of June 30, 2025, total unrecognized compensation cost related to unvested restricted stock units (“RSUs”) was $1.3 billion, which will be amortized over a weighted-average period of 2.4 years. As of June 30, 2025, total unrecognized compensation cost related to unvested stock options and the ESPP was not significant.
Stock-Based Compensation Expense
The Company recorded total stock-based compensation expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In thousands)
Cost of revenue	$4,087	$5,503	$8,358	$11,394
Research and development	80,590	80,790	158,656	164,351
Sales and marketing	34,413	33,449	65,772	68,315
General and administrative	30,161	27,915	55,738	62,203
Total	$149,251	$147,657	$288,524	$306,263
14. Net Income (Loss) Per Share Attributable to Common Stockholders
The Company computes net income (loss) per share in accordance with ASC 260 “Earnings per Share.” Basic net income (loss) per share attributable to common stockholders is computed by dividing net income (loss) attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted net income (loss) per share gives effect to all dilutive potential common shares outstanding during the period, such as stock options, RSUs, and shares partially paid for under ESPP, using the treasury stock method as well as PSUs using the contingently issuable shares guidance. Diluted net income (loss) per share excludes all dilutive potential common shares if their effect is anti-dilutive.
The following table sets forth the calculation of basic and diluted net income (loss) per share attributable to common stockholders during the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Numerator:
Net income (loss) attributable to common stockholders (in thousands)	$22,423	$(31,858)	$42,440	$(87,207)
Denominator:
Weighted-average shares outstanding, basic	153,228,766	170,222,104	153,273,594	175,613,672
Dilutive effect of outstanding stock options, RSUs, PSUs and stock committed under ESPP	6,462,992	—	7,456,044	—
Weighted-average shares outstanding, diluted	159,691,758	170,222,104	160,729,638	175,613,672
Net income (loss) per share attributable to common stockholders:
Basic	$0.15	$(0.19)	$0.28	$(0.50)
Diluted	$0.14	$(0.19)	$0.26	$(0.50)

The following outstanding shares of common stock equivalents were excluded from the calculation of the diluted net loss per share attributable to common stockholders because their effect would have been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Stock options issued and outstanding	414,972	1,529,641	145,350	1,529,641
Unvested restricted stock units issued and outstanding(1)	4,458,044	22,542,340	4,261,767	22,542,340
Shares of Class A common stock reserved for Twilio.org	—	397,837	—	397,837
Shares of Class A common stock committed under ESPP	148,220	251,810	148,220	251,810
Shares of Class A common stock in escrow subject to future vesting	—	3,771	—	3,771
Total	5,021,236	24,725,399	4,555,337	24,725,399
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
The provision for income taxes recorded in the three and six months ended June 30, 2025 and 2024 consist primarily of federal, state and foreign income taxes and withholding taxes in foreign jurisdictions in which the Company conducts business. The provision for income taxes recorded in the three and six months ended June 30, 2024 also includes income tax expense from a foreign audit settlement.
The Company is subject to taxation in the U.S. and various other state and foreign jurisdictions. Because the Company has net operating loss carryforwards for U.S. federal and state jurisdictions, the statute of limitations is open for all tax years.
On July 4, 2025, the United States enacted tax reform legislation through the One Big Beautiful Bill Act. Included in this legislation are provisions that restore the immediate expensing of certain domestic research and development expenses, reinstate immediate expensing of certain capital expenditures, and make other changes to the U.S. taxation of profits derived from foreign operations. The Company is currently assessing the impact of the legislation on its future consolidated financial statements.

16. Related Party Transactions
In May 2022, the Company and Syniverse Corporation (“Syniverse”), an equity method investee, entered into a wholesale agreement pursuant to which Syniverse would process, route and deliver application-to-person messages originating and/or terminating between the Company’s customers and mobile network operators. For the three and six months ended June 30, 2025, the value of the transactions that occurred between the Company and Syniverse were $30.3 million and $69.0 million, respectively. For the three and six months ended June 30, 2024, the value of the transactions that occurred between the Company and Syniverse were $35.2 million and $69.2 million, respectively. These transactions were recorded as cost of revenue in the accompanying unaudited condensed consolidated statements of operations.

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
•our future financial performance, including expectations regarding our revenue, revenue growth, cost of revenue, gross profit, gross margin, operating expenses, and stock-based compensation, our ability to generate positive cash flow and our ability to achieve, improve and sustain profitability;
•our expectations regarding the factors affecting our results of operations, the timing of future expenses, and the assumptions underlying such expectations;
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
•our ability to drive durable, profitable growth and increase our market share, including through product innovation, leveraging artificial intelligence, forming and enhancing relationships with independent software vendors and other partners, improving our self-service capabilities, cross-selling our products and expanding internationally;
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
•the impact of, and our ability to comply with, modified or new industry standards, laws and regulations applying to our business, including legislative developments that may affect our tax obligations or tax expense;
•our expectations regarding changes in network service provider fees that we pay in connection with the delivery of communications on our platform, including A2P messaging fees, our ability to manage such fees and their impact on our financial results;

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
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2024. In addition to historical financial information, the following discussion contains forward-looking statements that are based upon current plans, expectations and beliefs that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under Part II, Item 1A, “Risk Factors” in this Quarterly Report on Form 10-Q.

Overview
We envision a world in which every digital interaction between businesses and their customers is amazing. By combining our leading communications capabilities, plus rich contextual data, plus generative and predictive AI we enable businesses of all sizes to revolutionize how they engage with their customers by delivering seamless, trusted and personalized customer experiences at scale. We offer communications APIs that enable developers to embed numerous forms of messaging, voice, email and video interactions into their customer-facing applications, as well as software products that target specific engagement needs, including our customer data platform, digital engagement centers, marketing campaigns, and user authentication and identity solutions. This combination of flexible APIs and software solutions helps businesses of all sizes and across numerous industries benefit from smarter and more streamlined engagement at every step of the customer journey, including reduced customer acquisition costs, lasting loyalty and increased customer value. Our platform, which combines our highly customizable communications APIs with customer data management capabilities and AI-powered predictions and recommendations, allows businesses to break down data silos and build a comprehensive single source for their customer data that is organized into unique profiles that are easily accessible by all their business teams. Empowered with this information and the insights it enables, businesses using our platform can provide robust, personalized and effective communications to their customers at every stage of their customer relationships at scale. The value proposition of our offerings has become stronger and our products have become more strategic to our customers as businesses are increasingly prioritizing building more personalized and differentiated customer engagement experiences through digital channels.
On January 1, 2025, we realigned our business unit structure into a functional support model under one organization. We believe that operating as one organization best positions us as we seek to deliver one trusted, smart and integrated platform that enables more personalized communications and engagements for customers. Despite realigning our organizational structure, we have continued to have two reportable segments. Our Communications reportable segment consists of a variety of APIs and software solutions to optimize communications between our customers and their end users. Our key offerings in our Communications reportable segment include Messaging, Voice, Email (which includes Marketing Campaigns), Flex, and User Authentication and Identity. Our Segment reportable segment consists of software products that enable businesses to leverage their contextual data to create unique customer profiles and achieve more effective customer engagement. Our key offering in our Segment reportable segment is our Segment product.
In the three months ended June 30, 2025 and 2024, our revenue was $1.23 billion and $1.08 billion, respectively, and our net income (loss) was $22.4 million and $(31.9) million, respectively. In the three months ended June 30, 2025 and 2024, our 10 largest Active Customer Accounts generated an aggregate of 9% and 10% of our total revenue, respectively.
Factors Affecting Our Results of Operations
We are focused on innovation and durable, profitable growth. To increase revenue and grow market share, we intend to drive product innovation, leverage predictive and generative AI, further enhance our independent software vendor (“ISV”), reseller and other partner relationships, improve our self-service capabilities, cross-sell our products, and expand internationally. We also intend to optimize our business and take measures to reduce costs, including simplifying and further automating our business processes, modernizing our infrastructure, focusing on self-service, leveraging AI, enacting certain workforce planning initiatives, optimizing utilization of our distributed workforce and implementing other initiatives targeted at improving efficiencies in our business.
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
Our gross profit and gross margin are impacted by a number of factors, including our product mix; our ability to manage our cloud infrastructure‑related and network service provider fees, including A2P messaging fees; changes in foreign exchange rates; the timing of amortization of capitalized software development costs and acquired intangibles; the extent to which we periodically choose to adjust prices of our products; and the timing and extent of our investments in our operations. Our gross margin is also impacted by the mix of U.S. messaging termination compared to international messaging termination, as international messaging has lower gross margins.
In June 2025, a major U.S. mobile carrier increased network service provider fees for A2P messages delivered to its subscribers. We pass these fees through to our customers at cost. As a result, we recognize an equal amount of revenue and cost of revenue related to these fees. The increased fees do not impact our gross profit, but they will create a modest headwind to our gross margins going forward. Other U.S. mobile carriers may follow suit, and such fees may increase over time.
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
The following table summarizes our year-over-year revenue growth and Dollar-Based Net Expansion Rate for the three months ended June 30, 2025 and 2024, and the number of Active Customer Accounts as of June 30, 2025 and 2024.

	Three Months Ended
	June 30,
	2025	2024
Active Customer Accounts	349,000	316,000
Total Revenue (in thousands)	$1,228,425	$1,082,502
Total Revenue Growth Rate	13%	4%
Dollar-Based Net Expansion Rate	108%	102%
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
Our business and customer relationships have grown since we began reporting the number of Active Customer Accounts using the above definition, which is anchored to a minimum $5 monthly revenue figure. We have a large number of Active Customer Accounts with relatively low individual spend that in the aggregate do not drive a significant portion of our revenue. Due to this dynamic, we believe that the number of Active Customer Accounts, as currently defined, is less informative now as an indicator of the growth of our business and future revenue trends than it has been in prior periods. In the three months ended June 30, 2025 and 2024, revenue from Active Customer Accounts represented over 99% of total revenue in each period.

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
Most of our usage-based customers gain access to our platform through our self-service sign-up format, which requires an upfront prepayment via credit card that is drawn down as they use our products. Pricing is generally based on a publicly available, self-serve pricing matrix that generally allows customers to receive tiered discounts as their usage of our products increases. Many of our larger usage-based customers enter into contractual arrangements with us for a period of at least 12 months. These contracts may include negotiated terms and typically include minimum revenue commitments of varying durations. Usage-based customers subject to such contracts are typically invoiced monthly in arrears for products used. In the three months ended June 30, 2025 and 2024, we generated 74% and 71% of our revenue, respectively, from usage-based fees.

Subscription-based fees are earned in accordance with subscription pricing terms. For our subscription-based products, customers generally enter into negotiated contracts, which are typically one to three years in duration. Subscription customers are generally invoiced in advance at the start of the contract term. In the three months ended June 30, 2025 and 2024, we generated 26% and 29% of our revenue, respectively, from non-usage‑based fees.
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
Our arrangements with network service providers require us to pay fees, including based on the volume of phone calls initiated or text messages sent, as well as the number of telephone numbers acquired by us to service our customers. Our arrangements with our cloud infrastructure providers require us to pay fees based on our server capacity consumption.
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
Other (Expenses) Income, Net
Our other (expenses) income, net, consist primarily of our share of losses from our equity method investment, impairment charges and gains and losses related to our strategic investments, realized gains and losses from marketable securities, interest income and expense and debt-related costs.
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

Non‑GAAP Gross Profit and Non‑GAAP Gross Margin
For the periods presented, we define non‑GAAP gross profit and non‑GAAP gross margin as GAAP gross profit and GAAP gross margin, respectively, adjusted to exclude, as applicable, certain expenses as presented in the table below:

	Three Months Ended
	June 30,
	2025	2024
Reconciliation:	(In thousands)
GAAP gross profit	$602,740	$555,845
GAAP gross margin	49%	51%
Non-GAAP adjustments:
Stock-based compensation	4,087	5,503
Amortization of acquired intangibles	15,594	15,682
Payroll taxes related to stock-based compensation	481	283
Non-GAAP gross profit	$622,902	$577,313
Non-GAAP gross margin	51%	53%
Non‑GAAP Operating Expenses
For the periods presented, we define non‑GAAP operating expenses (including categories of operating expenses) as GAAP operating expenses (and categories of operating expenses) adjusted to exclude, as applicable, certain expenses as presented in the table below:

	Three Months Ended
	June 30,
	2025	2024
Reconciliation:	(In thousands)
GAAP operating expenses	$565,751	$574,882
Non-GAAP adjustments:
Stock-based compensation	(145,164)	(142,154)
Amortization of acquired intangibles	(11,411)	(12,502)
Payroll taxes related to stock-based compensation	(4,440)	(3,227)
Charitable contributions	(2,237)	(15,315)
Restructuring costs	(140)	310
Non-GAAP operating expenses	$402,359	$401,994

Non‑GAAP Income from Operations and Non‑GAAP Operating Margin
For the periods presented, we define non‑GAAP income from operations and non‑GAAP operating margin as GAAP income (loss) from operations and GAAP operating margin, respectively, adjusted to exclude, as applicable, certain expenses as presented in the table below:

	Three Months Ended
	June 30,
	2025	2024
Reconciliation:	(In thousands)
GAAP income (loss) from operations	$36,989	$(19,037)
GAAP operating margin	3%	(2)%
Non-GAAP adjustments:
Stock-based compensation	149,251	147,657
Amortization of acquired intangibles	27,005	28,184
Payroll taxes related to stock-based compensation	4,921	3,510
Charitable contributions	2,237	15,315
Restructuring costs	140	(310)
Non-GAAP income from operations	$220,543	$175,319
Non-GAAP operating margin	18%	16%
Free Cash Flow and Free Cash Flow Margin
For the periods presented, we define free cash flow as net cash provided by operating activities less capitalized software development costs and purchases of long-lived and intangible assets, and we define free cash flow margin as free cash flow divided by revenue, as presented in the table below:

	Three Months Ended
	June 30,
	2025	2024
Reconciliation:	(In thousands)
Net cash provided by operating activities	$277,084	$213,343
Operating cash flow margin	23%	20%
Non-GAAP adjustments:
Capitalized software development costs	(12,588)	(14,681)
Purchases of long-lived and intangible assets	(1,004)	(1,085)
Free cash flow	$263,492	$197,577
Free cash flow margin	21%	18%
Net cash provided by investing activities	$402,019	$784,614
Net cash used in financing activities	$(175,914)	$(897,793)

Results of Operations
The following table sets forth our results of operations for the periods presented. The period-to-period comparisons of our historical results are not indicative of the results that may be expected in the future.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Condensed Consolidated Statements of Operations Data:	(In thousands, except share and per share amounts)
Revenue	$1,228,425	$1,082,502	$2,400,888	$2,129,552
Cost of revenue (1) (2)	625,685	526,657	1,216,581	1,029,666
Gross profit	602,740	555,845	1,184,307	1,099,886
Operating expenses:
Research and development (1) (2)	243,495	242,785	497,790	503,242
Sales and marketing (1) (2)	220,724	217,825	432,837	432,328
General and administrative (1) (2)	101,532	114,272	193,609	226,857
Total operating expenses	565,751	574,882	1,124,236	1,162,427
Income (loss) from operations	36,989	(19,037)	60,071	(62,541)
Other (expenses) income, net:
Share of losses from equity method investment	(25,222)	(23,940)	(44,693)	(53,515)
Other income, net	21,825	16,734	44,798	44,652
Total other (expenses) income, net	(3,397)	(7,206)	105	(8,863)
Income (loss) before provision for income taxes	33,592	(26,243)	60,176	(71,404)
Provision for income taxes	(11,169)	(5,615)	(17,736)	(15,803)
Net income (loss) attributable to common stockholders	$22,423	$(31,858)	$42,440	$(87,207)
Net income (loss) per share:
Basic	$0.15	$(0.19)	$0.28	$(0.50)
Diluted	$0.14	$(0.19)	$0.26	$(0.50)
Weighted-average shares used to compute net income (loss) per share:
Basic	153,228,766	170,222,104	153,273,594	175,613,672
Diluted	159,691,758	170,222,104	160,729,638	175,613,672
__________________________________
(1) Includes stock-based compensation expense as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
	(In thousands)
Cost of revenue	$4,087	$5,503	$8,358	$11,394
Research and development	80,590	80,790	158,656	164,351
Sales and marketing	34,413	33,449	65,772	68,315
General and administrative	30,161	27,915	55,738	62,203
Total	$149,251	$147,657	$288,524	$306,263
____________________________________
(2) Includes amortization of acquired intangibles as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
	(In thousands)
Cost of revenue	$15,594	$15,682	$31,276	$31,364
Research and development	—	747	—	1,867
Sales and marketing	11,411	11,755	22,868	23,892
Total	$27,005	$28,184	$54,144	$57,123

The following table sets forth our results of operations for each of the periods presented as a percentage of our total revenue:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Condensed Consolidated Statements of Operations, as a percentage of revenue: **
Revenue	100%	100%	100%	100%
Cost of revenue	51	49	51	48
Gross profit	49	51	49	52
Operating expenses:
Research and development	20	22	21	24
Sales and marketing	18	20	18	20
General and administrative	8	11	8	11
Total operating expenses	46	53	47	55
Income (loss) from operations	3	(2)	3	(3)
Other (expenses) income, net
Share of losses from equity method investment	(2)	(2)	(2)	(3)
Other income, net	2	2	2	2
Total other (expenses) income, net	*	(1)	*	*
Income (loss) before provision for income taxes	3	(2)	3	(3)
Provision for income taxes	(1)	(1)	(1)	(1)
Net income (loss) attributable to common stockholders	2%	(3%)	2%	(4%)
____________________________________
* Less than 0.5% of revenue.
** Columns may not sum due to rounding.
Comparison of the Three Months Ended June 30, 2025 and 2024
Revenue

	Three Months Ended
	June 30,
	2025	2024	Change
	(Dollars in thousands)
Twilio Communications	$1,152,955	$1,007,302	$145,653	14%
Twilio Segment	75,470	75,200	270	0%
Consolidated total revenue	$1,228,425	$1,082,502	$145,923	13%
In the three months ended June 30, 2025, Communications revenue increased by $145.7 million, or 14%, compared to the same period last year. This increase was primarily attributable to the increased usage of our Communications products by our existing customers, as reflected in our Communications Dollar‑Based Net Expansion Rate of 109%, as well as an increase of $55.2 million in revenue derived from our new Communications Active Customer Accounts.
In the three months ended June 30, 2025, Segment revenue increased by $0.3 million, or nearly flat, compared to the same period last year. This increase was primarily attributable to an increase of $4.0 million in revenue derived from our new Segment Active Customer Accounts, partially offset by the decreased usage of our Segment products due to churn and contraction affecting our existing customers, as reflected in our Segment Dollar-Based Net Expansion Rate of 95%.

Cost of Revenue and Gross Profit

	Three Months Ended
	June 30,
	2025	2024	Change
	(Dollars in thousands)
Cost of revenue	$625,685	$526,657	$99,028	19%
Gross profit	$602,740	$555,845	$46,895	8%
In the three months ended June 30, 2025, cost of revenue increased by $99.0 million, or 19%, compared to the same period last year. The increase was primarily attributable to a $94.5 million increase in network service provider costs, net of the impact of hedging instruments.
In the three months ended June 30, 2025, gross profit increased by $46.9 million, or 8%, compared to the same period last year. This increase was attributable to the factors impacting our revenue and cost of revenue, as described above.
Operating Expenses

	Three Months Ended
	June 30,
	2025	2024	Change
	(Dollars in thousands)
Research and development	$243,495	$242,785	$710	0%
Sales and marketing	220,724	217,825	2,899	1%
General and administrative	101,532	114,272	(12,740)	(11)%
Total operating expenses	$565,751	$574,882	$(9,131)	(2)%
In the three months ended June 30, 2025, research and development expenses increased by $0.7 million, or nearly flat, compared to the same period last year. Fluctuations in the various research and development expense categories were not significant either individually or in the aggregate.
In the three months ended June 30, 2025, sales and marketing expenses increased by $2.9 million, or 1%, compared to the same period last year. Fluctuations in the various sales and marketing expense categories were not significant either individually or in the aggregate.
In the three months ended June 30, 2025, general and administrative expenses decreased by $12.7 million, or 11%, compared to the same period last year. The decrease was primarily attributable to a $13.1 million decrease in charitable contributions that we made through Twilio.org.
Other Expenses, net

	Three Months Ended
	June 30,
	2025	2024	Change
	(Dollars in thousands)
Share of losses from equity method investment	$(25,222)	$(23,940)	$(1,282)	5%
Other income, net	21,825	16,734	5,091	30%
Total other expenses, net	$(3,397)	$(7,206)	$3,809	(53)%
In the three months ended June 30, 2025, other expenses, net, decreased by $3.8 million, or 53%, compared to the same period last year. The decrease was primarily attributable to a $5.1 million increase in other income, net, primarily driven by unrealized gains from fluctuations in foreign currency exchange rates, partially offset by a $1.3 million increase in our share of losses from our equity method investment.

Segment Results of Operations
The following table presents the results for non-GAAP income (loss) from operations, as reviewed by our CODM, for each of our Communications and Segment reportable segments for the three months ended June 30, 2025 and 2024:

	Three Months Ended
	June 30,
	2025	2024	Change
	(Dollars in thousands)
Twilio Communications	$280,613	$249,930	$30,683	12%
Twilio Segment	$6,009	$(15,815)	21,824	138%
In the three months ended June 30, 2025, Communications non-GAAP income from operations increased by $30.7 million, or 12%, compared to the same period last year. The increase was driven by an increase in Communications revenue of $145.7 million, as described in the Revenue section above, and was partially offset by a $94.5 million increase in network service provider costs, net of the impact of hedging instruments, a $10.5 million increase in hosting fees, which support the growth in usage of our products by our new and existing customers, and a $14.6 million increase in total personnel costs.
In the three months ended June 30, 2025, Segment non-GAAP income from operations increased by $21.8 million, or 138%, compared to the same period last year. The increase was driven by a decrease in Segment operating expenses of $20.9 million primarily attributable to a decrease in total personnel costs.
Comparison of the Six Months Ended June 30, 2025 and 2024
Revenue

	Six Months Ended
	June 30,
	2025	2024	Change
	(Dollars in thousands)
Twilio Communications	$2,249,762	$1,979,308	$270,454	14%
Twilio Segment	151,126	150,244	882	1%
Consolidated total revenue	$2,400,888	$2,129,552	$271,336	13%
In the six months ended June 30, 2025, Communications revenue increased by $270.5 million, or 14%, compared to the same period last year. This increase was primarily attributable to the increased usage of our Communications products by our existing customers, as reflected in our Communications Dollar‑Based Net Expansion Rate of 108%, as well as an increase of $106.2 million in revenue derived from our new Communications Active Customer Accounts.
In the six months ended June 30, 2025, Segment revenue increased by $0.9 million, or 1%, compared to the same period last year. This increase was primarily attributable to an increase of $9.0 million in revenue derived from our new Segment Active Customer Accounts, partially offset by the decreased usage of our Segment products due to churn and contraction affecting our existing customers, as reflected in our Segment Dollar‑Based Net Expansion Rate of 95%.

Cost of Revenue and Gross Profit

	Six Months Ended
	June 30,
	2025	2024	Change
	(Dollars in thousands)
Cost of revenue	$1,216,581	$1,029,666	$186,915	18%
Gross profit	$1,184,307	$1,099,886	$84,421	8%
In the six months ended June 30, 2025, cost of revenue increased by $186.9 million, or 18%, compared to the same period last year. This increase was primarily attributable to a $171.2 million increase in network service providers’ costs, net of the impact of hedging instruments and a $27.0 million increase in hosting fees, which support the growth in usage of our products by our new and existing customers, partially offset by an $8.1 million decrease in customer support costs primarily attributable to a decrease in personnel costs.
In the six months ended June 30, 2025, gross profit increased by $84.4 million, or 8%, compared to the same period last year. The increase was attributable to the factors impacting our revenue and cost of revenue, as described above.
Operating Expenses

	Six Months Ended
	June 30,
	2025	2024	Change
	(Dollars in thousands)
Research and development	$497,790	$503,242	$(5,452)	(1)%
Sales and marketing	432,837	432,328	509	—%
General and administrative	193,609	226,857	(33,248)	(15)%
Total operating expenses	$1,124,236	$1,162,427	$(38,191)	(3)%
In the six months ended June 30, 2025, research and development expenses decreased by $5.5 million, or 1%, compared to the same period last year. Fluctuations in the various research and development expense categories were not significant either individually or in the aggregate.
In the six months ended June 30, 2025, sales and marketing expenses increased by $0.5 million, flat compared to the same period last year. Fluctuations in the various sales and marketing expense categories were not significant either individually or in the aggregate.
In the six months ended June 30, 2025, general and administrative expenses decreased by $33.2 million, or 15%, compared to the same period last year. The decrease was primarily attributable to an $11.6 million decrease in charitable contributions that we made through Twilio.org, a $10.7 million decrease in the provision for doubtful accounts and a $9.8 million decrease in professional services fees.

Other Income (Expenses), net

	Six Months Ended
	June 30,
	2025	2024	Change
	(Dollars in thousands)
Share of losses from equity method investment	$(44,693)	$(53,515)	$8,822	(16)%
Other income, net	44,798	44,652	$146	—%
Total other income (expenses), net	$105	$(8,863)	$8,968	101%
In the six months ended June 30, 2025, other income (expenses), net increased by $9.0 million, or 101%, compared to the same period last year. The increase is primarily attributable to a decrease of $8.8 million in our share of losses from our equity method investment.
Segment Results of Operations
The following table presents the results for non-GAAP income (loss) from operations, as reviewed by our CODM, for each of our Communications and Segment reportable segments for the six months ended June 30, 2025 and 2024:

	Six Months Ended
	June 30,
	2025	2024	Change
	(Dollars in thousands)
Twilio Communications	$558,077	$498,940	$59,137	12%
Twilio Segment	$4,491	$(36,809)	$41,300	112%
In the six months ended June 30, 2025, Communications non-GAAP income from operations increased by $59.1 million, or 12%, compared to the same period last year. The increase was driven by an increase in Communications revenue of $270.5 million, or 14%, as described in the Revenue section above, and was partially offset by a $171.2 million increase in network service provider costs, net of the impact of hedging instruments, a $22.7 million increase in total personnel costs, and a $23.9 million increase in hosting fees, which support the growth in usage of our products by our new and existing customers.
In the six months ended June 30, 2025, Segment non-GAAP income from operations increased by $41.3 million, or 112%, compared to the same period last year. The increase was driven by a decrease in Segment operating expenses of $42.7 million primarily attributable to a decrease in total personnel costs.
Liquidity and Capital Resources
As of June 30, 2025, we had cash and cash equivalents of $969.2 million and short-term marketable securities of $1.6 billion. Cash equivalents consist of money market funds, commercial paper and U.S. treasury bills. Short-term marketable securities consist primarily of U.S. treasury securities, high credit quality corporate debt securities and commercial paper. The cash and cash equivalents and short-term marketable securities are held for working capital purposes.
Our principal sources of liquidity have been (i) the payments received from customers using our products; (ii) public equity offerings, most recently in February 2021; and (iii) debt financings, most recently the issuance of our 2029 Notes and 2031 Notes (each, as defined below) in March 2021.
Our primary uses of cash include operating costs, such as personnel-related costs, network service provider costs, cloud infrastructure costs, facility-related spending, acquisitions and investments we may make from time to time, and repurchases of common stock under our share repurchase program. Our principal contractual and other commitments consist of obligations under our 2029 Notes and 2031 Notes, our operating leases for office space that we occupy, sublease or hold to sublease, and contractual commitments to our cloud infrastructure and network service providers. Refer to Note 9 and Note 11(a) to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for discussions of our obligations and commitments related to leases, debt and other purchase obligations.

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
In the three and six months ended June 30, 2025, we purchased $176.7 million in aggregate value, or 1.8 million shares, and $306.9 million in aggregate value, or 3.0 million shares, respectively, of our Class A common stock on the open market.
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
Cash Flows
The following table summarizes our cash flows:

	Six Months Ended
	June 30,
	2025	2024
	(In thousands)
Cash provided by operating activities	$468,126	$403,466
Cash provided by investing activities	382,879	974,384
Cash used in financing activities	(301,708)	(1,261,022)
Net increase in cash, cash equivalents and restricted cash	$549,297	$116,828

Cash Flows from Operating Activities
In the six months ended June 30, 2025, cash provided by operating activities consisted primarily of our net income of $42.4 million adjusted for non-cash items, including $288.5 million of stock-based compensation expense, $99.4 million of depreciation and amortization expense, $44.7 million of our share of losses from an equity method investment, $38.4 million of amortization of deferred commissions, $10.5 million of non-cash reduction in our operating right-of-use asset, and $59.8 million of cumulative changes in operating assets and liabilities. With respect to changes in operating assets and liabilities, accounts receivable and prepaid expenses decreased $81.6 million primarily due to timing of cash receipts and prepayments of certain operating expenses. Accounts payable and other current liabilities decreased $64.4 million primarily driven by the payment of the 2024 company-wide bonus in the six months ended June 30, 2025. Other long-term assets increased $51.4 million primarily due to an increase in long-term prepayments to support our business. Operating lease liabilities decreased $18.7 million due to payments made against our operating lease obligations.
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
Cash Flows from Investing Activities
In the six months ended June 30, 2025, cash provided by investing activities was $382.9 million, primarily consisting of $409.2 million of maturities and sales of marketable securities, net of purchases, partially offset by $24.2 million related to capitalized software development costs, and $2.2 million related to purchases of long-lived assets.
In the six months ended June 30, 2024, cash provided by investing activities was $974.4 million, primarily consisting of $1.0 billion of maturities and sales of marketable securities, net of purchases, partially offset by $25.8 million related to capitalized software development costs and $2.8 million related to purchases of long-lived assets.
Cash Flows from Financing Activities
In the six months ended June 30, 2025, cash used in financing activities was $301.7 million primarily consisting of $323.2 million of cash paid to repurchase 3.0 million shares of our Class A common stock in the open market, including related costs, offset by $25.9 million in proceeds from exercises of stock options and shares of Class A common stock issued under the Company’s ESPP.
In the six months ended June 30, 2024, cash used in financing activities was $1.3 billion, primarily consisting of $1.3 billion of cash paid to repurchase 21.4 million shares of our Class A common stock in the open market, including related costs.
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
Interest Rate Risk
We had cash and cash equivalents of $969.2 million and marketable securities of $1.6 billion as of June 30, 2025. In any given period, cash, cash equivalents and restricted cash may consist of bank deposits, money market funds, reverse repurchase agreements, commercial paper and U.S. Treasury bills. Marketable securities consist primarily of U.S. treasury securities, non-U.S. government securities, high credit quality corporate debt securities and commercial paper. The cash and cash equivalents and marketable securities are held for working capital purposes. Such interest‑earning instruments carry a degree of interest rate risk. To date, fluctuations in interest income have not been significant. The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. In March 2021, we issued $1.0 billion aggregate principal amount of our 2029 Notes and 2031 Notes carrying fixed interest rates of 3.625% and 3.875%, respectively. Due to the short‑term nature of our investments and fixed rate nature of our debt, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. A hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
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
Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2025, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
(b)    Changes in Internal Control
There were no changes in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended June 30, 2025, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
•our reliance on network service providers and internet service providers for network service and connectivity;
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
If customers fail to pay us as a result of adverse macroeconomic or geopolitical conditions or otherwise, we may be required to take steps to enforce the terms of our contracts and collect amounts due, which may not succeed. For example, in 2023, one of our former customers in Brazil initiated reorganization proceedings exposing us to risks on collections of pre-petition receivables and ongoing revenue, and in 2024 its creditors approved a reorganization plan providing extended and discounted payment terms for pre-petition receivables. As a result of a reduction in ongoing payment activity, as of December 31, 2024, we fully reserved accounts receivable balances for this former customer.
Macroeconomic and political conditions and uncertainties have in the past adversely affected, and may in the future adversely affect, our business, results of operations and financial condition, and could exacerbate many of the other risks described in this “Risk Factors” section.

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

Our sales and marketing strategies, and their effectiveness, are influenced by numerous factors. We have made, and may in the future make, changes to the organization of our sales force and sales motions in response to changes in company strategy, new market opportunities, new products or features, sales performance or effectiveness, changes in sales headcount, changes to the compensation structure of our sales organization, or other factors. Such changes may not lead to wider adoption of our products or to the cost-effective acquisition of additional customers or increased revenue from existing customers as quickly or to the extent we expect, or at all, and have resulted, and may in the future result, in a reduction of productivity, which could negatively impact our growth rate and results of operations. For example, in recent years, we have reduced the size of our sales force to drive further efficiencies in our sales operations and are continuing to improve and rely more heavily on our use of self-service capabilities to drive sales of our products to customers that do not require direct account coverage. We are also introducing AI and automation in our self-service platform aimed at improving sales and customer support. These efforts may not continue to be as effective as we anticipate in driving adoption or increased usage of our products, or may take longer than we expect to drive growth or increase efficiency. In addition, if the costs of the marketing channels we use increase, then we may choose to use alternative or less expensive channels, which may not be as effective as the channels we currently use.

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
While we achieved net income of $42.4 million in the six months ended June 30, 2025, we have incurred net losses in each preceding year since our inception, including net losses of $109.4 million and $1.0 billion in the years ended December 31, 2024 and 2023, respectively. In addition, while we have experienced revenue growth in prior periods, it is not indicative of future revenue growth, and our revenue and revenue growth for any quarterly or annual period should not be relied upon as an indication of our future revenue or revenue growth for any future period. If we are unable to generate and sustain increased revenue levels and manage our operating expenses, we may not achieve and sustain profitability and, even if we do, we may not be able increase our level of profitability or achieve our stated profitability goals. As we implement additional initiatives to increase revenue, our operating expenses may continue to rise over the long term, potentially including, among other things: investments in our engineering team; improvements in security and data protection; the development of new products, features and functionality and enhancements to our platform; sales and marketing; expansion of our operations and infrastructure, both domestically and internationally; and general administration, including legal, accounting and other expenses related to being a public company. Our efforts to grow our business may be more costly than we expect, and if our revenue growth does not meet estimates, we may not be able to offset our associated operating expenses, which could prevent us from achieving and sustaining profitability, or maintaining or increasing cash flow. We may incur significant losses in the future for a number of reasons, including the other risks described herein, and unforeseen expenses, difficulties, complications and delays and other unknown events. If we are unable to achieve and sustain profitability, or if we incur significant losses, the value of our business and common stock may significantly decrease.
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
We interconnect with fixed and mobile network service providers around the world to enable our customers to use our products over their networks. Although we currently hold or are in the process of acquiring authorization in many countries for direct access to phone numbers and for the provision of voice and messaging services on the networks of fixed and mobile network service providers, we expect that we will continue to rely on network service providers for these services. Where we do not have direct access to phone numbers, our reliance on network service providers has reduced our operating flexibility, ability to make timely service changes and control quality of service. In addition, the fees that we are charged by network service providers are subject to change and we can be subject to the imposition of additional fees, penalties, or other administrative or technical requirements, and even service interruption, due to regulatory, competitive, or other industry related changes over which we have little to no control.
From time to time, network service providers have instituted additional or increased fees that increase our network costs. For example, in June 2025, a major U.S. mobile carrier increased its fees for A2P SMS messages delivered to its subscribers, which will create a modest headwind to our gross margins going forward. Other U.S. mobile carriers may follow suit and such fees may increase over time. While we have historically responded to these types of fee increases through a combination of further negotiating efforts with our network service providers, absorbing the increased costs or passing the fees through to customers, there is no guarantee that we will continue to be able to respond in these ways in the future without a material negative impact to our business. The fees charged by our network service providers are subject to change, in some markets daily or weekly, and we may not change our customers’ pricing as rapidly and, as a result, such fee increases could adversely affect our business and results of operations. In addition, passing these fees through to our customers typically has the effect of increasing our revenue and cost of revenue, but typically does not impact the gross profit dollars received for sending these messages and, as a result, has a negative impact on our gross margins. Additionally, our ability to respond to any new fees may be constrained if all network service providers in a particular market impose equivalent fee structures, if the magnitude of the fees is disproportionately large when compared to the underlying prices paid by our customers, or if the market conditions limit our ability to increase the prices we charge our customers.
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

Further, in cases where we do not have direct access to network service providers, we access network services through intermediaries. Although we are in the process of securing additional direct connections with network service providers in many countries, we expect that we will continue to rely on intermediaries for these services for some period of time. These intermediaries sometimes have offerings that directly compete with our products and may stop providing services to us on a cost-effective basis. If a significant portion of these intermediaries stop providing services or stop providing services on a cost-effective basis, our business could be adversely affected.
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
For certain of our products, we primarily charge our customers based on their usage of such products. One of the challenges of this usage-based pricing model is the variability of the fees that we pay to network service providers over whose networks we transmit communications. Such network fees can vary, in some markets daily or weekly, differ across countries, and are affected by volume and other factors that may be outside of our control and which are difficult to predict. This can result in us incurring increased costs that we may be unable or unwilling to pass through to our customers, which could adversely impact our business, results of operations and financial condition. If we elect to pass through increased fees to our customers, it could adversely affect our relationship with our customers and our customers may look for lower cost alternatives.
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
In the six months ended June 30, 2025 and the years ended December 31, 2024 and 2023, we derived 36%, 35% and 34% of our revenue from customer accounts located outside the United States, respectively. The future success of our business will depend, in part, on our ability to strategically maintain and expand our customer base worldwide. Operating in international markets requires significant resources and management attention and subjects us to regulatory, economic and political risks in addition to those we face in the United States.
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
Individuals or entities have in the past attempted and will in the future attempt to penetrate the security of our platform, or of our network or systems, and to cause harm to our business operations, including by misappropriating our proprietary information or that of our customers, employees and business partners or to cause interruptions of our products and platform. In particular, cyberattacks and other malicious internet-based activity continue to increase in frequency and magnitude, and cloud-based companies have been targeted in the past. We face various threats from traditional computer hackers, sophisticated organized crime, nation-state and nation-state supported actors, malicious code, software vulnerabilities, supply chain attacks and vulnerabilities through our third-party partners, employee theft or misuse, attempts to bribe, extort, or compromise our employees or infiltrate our workforce, password spraying, phishing, smishing, vishing, credential stuffing, denial-of-service attacks, and advanced persistent threat intrusions, which threaten our systems (including those hosted on cloud services), internal networks, our customers’ systems, our service providers’ networks, and the information that they store and process. Ransomware and cyber extortion attacks, including those perpetrated by organized criminal threat actors, nation-states, and nation-state-supported actors, are becoming increasingly prevalent and severe and can lead to significant interruptions in our operations, loss of data and income, reputational harm, and diversion of funds. Extortion payments may alleviate or reduce the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments. Geopolitical tensions and events may further heighten risks we and our service providers face from these and other attacks. Because the techniques used to access, disrupt or sabotage devices, systems and networks change frequently and may not be recognized until launched against a target, we expect to be required to make further investments over time to protect data and infrastructure as cybersecurity threats develop, evolve and grow more complex over time. We may also be unable to anticipate these techniques, and we may not become aware in a timely manner of any security breach or incident, which could exacerbate any damage we experience.
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

In the United States, the CCPA (as amended by the California Privacy Rights Act of 2020) imposes obligations on businesses to which it applies. These obligations include, but are not limited to, providing specific disclosures in privacy notices and affording California residents (both consumers and employees) certain rights related to their personal information. The CCPA allows for statutory fines for noncompliance. Numerous other states have enacted or are considering laws and regulations addressing privacy and cybersecurity, such as Washington’s My Health, My Data Act, which includes a private right of action, and laws in several states relating to the provision of individual home address or telephone directory information. States and the U.S. federal government have also proposed general privacy legislation.
Outside the United States, an increasing number of laws, regulations, and industry standards apply to privacy, data protection and cybersecurity. For example, the GDPR, the United Kingdom’s General Data Protection Regulation and Data Protection Act 2018 (“UK GDPR”) and the Swiss Federal Act on Data Protection impose strict requirements for processing personal information of covered individuals, whether within or outside the European Economic Area (“EEA”), the United Kingdom (“UK”) and Switzerland, respectively (such jurisdictions, collectively, “Europe”). For example, the GDPR imposes significant requirements regarding the processing of individuals’ personal information, including in relation to transparency, lawfulness of processing, individuals’ privacy rights, compliant contracting, data minimization, data breach notification, data retention, security, and international data transfers. Under the GDPR and UK GDPR, government regulators may impose temporary or definitive bans on data transfers or other processing, require data deletion, and impose significant fines, potentially ranging up to the greater of 4% of a company’s worldwide revenue or 20 million Euros or 17.5 million GBP, respectively. Individuals also may initiate compensation claims or litigation related to our processing of their personal information. Other privacy and data protection laws in Europe impose strict requirements around marketing communications and the deployment of cookies. As another example, Brazil’s General Data Protection Law (Lei Geral de Proteção de Dados Pessoais, or “LGPD”) (Law No. 13,709/2018) may apply to our operations. The LGPD broadly regulates processing of personal information of individuals in Brazil and imposes compliance obligations and penalties comparable to the GDPR.
Additionally, we expect an increase in regulation of the use of AI and ML in products and services. For example, in Europe, the Artificial Intelligence Act, once effective, will impose onerous obligations related to the development, placement on the market and use of AI-related systems. A growing number of U.S. states are enacting legislation regulating aspects of AI or AI generally. Other countries are also contemplating laws regulating AI and ML. We may have to change our business practices to comply with obligations under these or other new and evolving regimes.
The interpretation and application of laws and regulations are in many cases uncertain, and our legal and regulatory obligations are subject to frequent and unexpected changes, including the potential for new or additional laws or regulations, rulings that invalidate prior laws or regulations, or significant increases in penalties. Recent examples include the EU’s Digital Services Act, Digital Markets Act and Data Act effective in 2024, EU member state legislation implementing the EU’s Network and Information Security Directive II and the EU’s Digital Operational Resiliency Act effective in January 2025. New and changing privacy, data protection or cybersecurity laws and regulations may result in additional obligations, increase the risk of enforcement action against us, and increase the types and numbers of individuals or entities that can initiate actions against us.
Similarly, with our registration as an interconnected VoIP provider for certain products with the Federal Communications Commission (“FCC”), we must comply with privacy laws associated with customer proprietary network information rules in the United States. In addition, some states have adopted, proposed, or may propose, regulations that may classify our services in such a manner as to subject us to additional privacy-related compliance obligations under state law. If we fail or are perceived to have failed to maintain compliance with these requirements, we could be subject to regulatory audits or inquiries, civil and criminal penalties, fines and breach of contract claims, as well as reputational damage, which could impact the willingness of customers to do business with us.
In addition, our contractual obligations relating to privacy, data protection and cybersecurity have become increasingly stringent due to changes in laws and regulations and expansion of our offerings. Certain privacy, data protection and cybersecurity laws, such as the GDPR and the CCPA, require our customers to impose specific contractual restrictions on their service providers. In addition, we support customer workloads that involve the processing of protected health information and are required to sign business associate agreements with customers that subject us to requirements under the federal Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, as well as state laws that govern health information.
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

As a cumulative example of these risks, because our primary data processing facilities are in the United States, we have experienced hesitancy, reluctance, or refusal by European or multinational customers to continue to use our services due to potential risks arising from the Court of Justice’s July 2020 ruling in the “Schrems II” case, as well as related guidance from regulators and enforcement action against Meta by the Irish Data Protection Commission. For example, absent appropriate safeguards or other circumstances, the GDPR and laws in Switzerland and the UK generally restrict the transfer of personal information to many outside jurisdictions, such as the United States. On July 10, 2023, the European Commission adopted its adequacy decision for the EU-U.S. Data Privacy Framework. Based on this decision, personal information can flow from the EU to U.S. companies participating in the EU-U.S. Data Privacy Framework without additional data protection safeguards. We are certified under the EU-U.S. Data Privacy Framework, the UK Extension to the EU-U.S. Data Privacy Framework, and the Swiss-U.S. Data Privacy Framework. If we cannot maintain valid mechanisms for cross-border data transfers, we and our customers may face increased exposure to regulatory actions, substantial fines, and injunctions against processing or transferring personal information from Europe or elsewhere. Any inability to transfer personal information to the United States or other jurisdictions could significantly and negatively impact our business operations; limit our ability to collaborate with parties that are subject to data privacy and security laws; or require us to increase our personal information processing capabilities in Europe and/or elsewhere at significant expense. In addition, outside of Europe, other jurisdictions have proposed and enacted laws relating to cross-border data transfer or requiring personal information, or certain subcategories of personal information, to be stored in the jurisdiction of origin. If we are unable to increase our data processing capabilities and storage in Europe and other jurisdictions to limit or eliminate the need for relevant data transfers quickly enough, and valid solutions for relevant personal information are not available or are difficult to implement in the interim, we will likely face continuing reluctance from European and multinational customers to use our services and increased exposure to regulatory actions, substantial fines and injunctions against processing or transferring personal information across borders.
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
Our products and platform incorporate open source software, and we expect to continue to incorporate open source software in our products and platform in the future. Open source software presents certain risks in addition to those of third-party technology and intellectual property generally. Few of the licenses applicable to open source software have been interpreted by courts, and there is a risk that these licenses could be construed in a manner that could impose unanticipated conditions or restrictions on our ability to commercialize our products and platform. Although we have implemented policies to regulate the use and incorporation of open source software into our products and platform, we cannot be certain that we have not incorporated open source software in our products or platform in a manner that is inconsistent with such policies. If we fail to comply with open source licenses, we may be subject to certain requirements, including requirements that we offer our products that incorporate the open source software for no cost, that we make available the source code for any modifications or derivative works we create based upon, incorporating or using the open source software and that we license such modifications or derivative works under the terms of applicable open source licenses. If an author or other third-party that distributes such open source software were to allege that we had not, or have not, complied with the terms and conditions of the license for such open source software, we could be required to incur significant legal expenses defending against such allegations and could be subject to significant damages, enjoined from generating revenue from customers using products that contained the open source software and required to comply with onerous conditions or restrictions on these products. In any of these events, we and our customers could be required to seek licenses from third parties in order to continue offering our products and platform and to re-engineer our products or platform or discontinue offering our products to customers in the event re-engineering cannot be accomplished on a timely basis. Any of the foregoing could require us to devote additional research and development resources to re-engineer our products or platform, damage our reputation, give rise to increased scrutiny regarding our use of open source software, result in customer dissatisfaction and may adversely affect our business, results of operations and financial condition.

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
We have deployed, and continue to develop and incorporate, AI solutions and features into our platform and our business, and these solutions and features may become more important to our operations or to our future growth over time. We expect to rely on AI solutions and features to help drive future growth and efficiency in our business, but there can be no assurance that we will realize the desired or anticipated benefits from AI in a timely or cost-effective manner. For example, we are focused on continued product innovations to combine our communications products with contextual data and AI to address evolving customer needs and expectations. We are also building out new AI capabilities internally, including AI automation and agents in our self-service platform and in our internal operations. We may also fail to properly implement or market our AI solutions and features. Our competitors or other third parties may incorporate AI into their products, offerings, and solutions more quickly or more successfully than us, which could impair our ability to compete effectively and adversely affect our results of operations. Our ability to effectively implement and market our AI solutions and features will depend, in part, on our ability to attract and retain employees with AI expertise, and we expect significant competition for professionals with the skills and technical knowledge that we will require. Additionally, our offerings based on AI may expose us to additional claims, demands and proceedings by private parties and regulatory authorities and subject us to legal liability as well as brand and reputational harm. For example, our business, financial condition and results of operations may be adversely affected if content or recommendations that AI solutions or features assist in producing are or are alleged to be deficient, inaccurate, harmful, or biased, or if such content, recommendations, solutions, or features or their development or deployment (including the collection, use, or other processing of data used to train or create such AI solutions or features) are found to have or alleged to have infringed upon or misappropriated third-party intellectual property rights or violated applicable laws, regulations, or other actual or asserted legal or contractual obligations to which we are or may become subject. If we fail to obtain any required permissions to collect, use, or otherwise process data, including personal information, in relation to AI solutions or features, or if we jeopardize the privacy or security of such information, it could adversely affect our business, results of operations and financial condition. The legal, regulatory, and policy environments around AI are evolving rapidly, and we may become subject to new and evolving legal and other obligations. These and other developments may require us to make significant changes to our use of AI, including by limiting or restricting our use of AI, and which may require us to make significant changes to our policies and practices, which may necessitate expenditure of significant time, expense, and other resources. AI also presents emerging ethical issues, and if our use of AI becomes controversial, we may experience brand or reputational harm.
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
•the Telephone Consumer Protection Act of 1991 (“TCPA”), which limits the use of automatic dialing systems for calls and texts, artificial or prerecorded voice messages and fax machines and establishes quiet hours for solicitations;
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
In addition, Congress and the FCC continue to focus on mitigating the prevalence of robocalls and robotexts, including by requiring providers to implement call authentication technologies such as Signature-based Handling of Asserted Information Using toKENs and Secure Telephone Identity Revisited, which together establish a set of technical standards and protocols that allow for the authentication and verification of caller ID information, adopting stricter Robocall Mitigation Database (“RMD”) filing requirements and increasing the base forfeiture amount for submitting false or inaccurate statements to the RMD. Combating illegal calls is one of the FCC’s top consumer protection priorities, and the FCC continues to take steps to strengthen, expand and enforce its rules against the origination and carrying of illegal robocalls and robotexts. We cannot predict whether the FCC will require more or different robocall and robotext mitigation measures than those we have or are planning to implement. New regulations or requirements that restrict the types of customers allowed to use our platform or impose overly burdensome requirements for our customers could limit the customers that we are able to serve. In addition, the extension of telecommunications regulations to our non-interconnected VoIP services could result in additional federal and state regulatory obligations and taxes.
Additionally, some states have adopted, proposed or may propose, regulations that may subject us to additional registration, reporting, resiliency and/or compliance obligations. If we become subject to several new and/or different interconnected and/or non-interconnected VoIP regulations at the state level, it would increase our compliance costs and the risk of enforcement action against us, which in turn could adversely affect our business, results of operations and financial condition.
Internationally, we currently offer our products in more than 180 countries and territories and continue to expand. When we enter new countries and as our presence and market share in such countries grow, our regulatory obligations and scrutiny increase, which increases our compliance costs and could impact our products and platform, create operational challenges, or prevent us from offering or providing our products in certain countries.
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
If we are unable to acquire or retain Numbering Resources, our voice and messaging products may be less attractive to potential customers. Certain popular area code prefixes have limited availability, and restrictive rules generally prevent us from obtaining or assigning certain number types. In addition, future growth in our customer base and those of other CPaaS providers may make it increasingly difficult to source larger quantities of Numbering Resources, and Numbering Resources may become more expensive or subject to more stringent regulation or conditions of usage.
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
The actual or perceived improper sending of text messages or voice calls may subject us to potential risks, including liabilities or claims relating to consumer protection laws and regulatory enforcement, including fines. For example, the TCPA restricts telemarketing and the use of automatic SMS text messages without prior express consent. TCPA violations can result in significant financial penalties, as businesses can incur civil or criminal penalties imposed by the FCC, state attorneys general or other state actors or through private litigation. Regulatory enforcement is often public, which would result in reputational harm.
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
The current legislative and regulatory landscape regarding the regulation of the internet is subject to uncertainty. For example, in January 2025, the U.S. Court of Appeals for the Sixth Circuit struck down the FCC’s net neutrality rules, and it is unlikely that similar federal rules will be adopted. Without federal net neutrality rules, we cannot predict whether internet access service providers may be able to limit our users’ ability to access our platform or make our platform a less attractive alternative to our competitors’ applications. Moreover, several states have enacted or are considering state-level legislation or executive action that would implement certain net neutrality protections. State broadband regulations have been upheld by courts in certain jurisdictions, creating the potential for a patchwork of disparate regulatory regimes and operational challenges.
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
Certain of our products and services may be subject to international trade laws, including the U.S. Export Administration Regulations, U.S. customs laws, and U.S. economic and trade sanctions as well as similar laws and regulations in other countries in which we do business. Exports and imports of our products and the provision of our services must be made in compliance with these laws. We take precautions to prevent our products from being imported or exported and our services from being provided in violation of these laws; however, we are aware of certain of our products and services being provided to, procured from, or that involve dealings with, a small number of individuals and entities that are the subject of, or are located in countries or regions subject to, sanctions regulations administered by U.S. and foreign governmental authorities. If we fail to comply with these laws, we and certain of our employees could be subject to substantial civil or criminal penalties, including: the possible loss of export privileges; fines, which may be imposed on us and responsible employees or managers; criminal liability, which may be imposed on us and responsible employees or managers; and, in extreme cases, the incarceration of responsible employees or managers.
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
From time to time, private entities and inbox service providers impose requirements that impact our and our customers’ ability to use and deliver email. For example, some of our IP addresses have become, and we expect will continue to be, listed with one or more denylisting entities due to the messaging practices of our customers and other users. We may be at an increased risk of having our IP addresses denylisted due to our scale and volume of email processed, compared to our smaller competitors. There can be no guarantee that we will be able to successfully remove ourselves from those lists. Because we fulfill email delivery on behalf of our customers, denylisting of this type could undermine the effectiveness of our customers’ transactional email, email marketing programs and other email communications, all of which could have a material negative impact on our business, financial condition and results of operations. For example, in 2024 and 2025, Google, Yahoo and Microsoft began enforcing new email sender requirements aimed at sender authentication, including Domain-based Message Authentication, Reporting and Conformance (“DMARC”) record requirements, requiring us to devote time and resources toward compliance efforts. These or similar authentication requirements imposed in the future could result in reduced volumes for our email products and could adversely affect our business, financial condition and results of operations.
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
As of June 30, 2025, we had $1.0 billion of indebtedness outstanding (excluding intercompany indebtedness). Our indebtedness may:
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
We review our intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. As of June 30, 2025, we carried a net $5.4 billion of goodwill and intangible assets. An adverse change in market conditions or significant changes in accounting conclusions, particularly if such changes have the effect of changing one of our critical assumptions or estimates, could result in a change to the estimation of fair value that could result in an impairment charge to our goodwill or intangible assets. For example, during the year ended December 31, 2023, we recorded an impairment of intangible assets related to Segment totaling approximately $285.7 million, as described in additional detail in Note 6 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2023. Any such charges may adversely affect our results of operations.
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
As of December 31, 2024, we had U.S. federal, state and foreign net operating loss carryforwards (“NOLs”), of $2.8 billion, $2.4 billion and $0.8 billion, respectively. Utilization of these NOLs depends on our future taxable income, and there is risk that a portion of our existing NOLs could expire unused and the use of our unexpired NOLs could be subject to limitations, which could materially and adversely affect our operating results. Under current law, our U.S. federal NOLs can generally be carried forward indefinitely, but the deductibility of such NOLs is generally limited to 80% of taxable income. Our state NOLs may also be subject to limitations, including periods during which the use of state NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. For example, in June 2024, California enacted legislation that limits the use of state NOLs for taxable years beginning on or after January 1, 2024 and before January 1, 2027.
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
Historically, we have not billed or collected taxes in certain jurisdictions and, in accordance with GAAP, we have recorded a provision for our tax exposure in these jurisdictions when it is both probable that a liability has been incurred and the amount of the exposure can be reasonably estimated. We reserved $43.6 million on our June 30, 2025 balance sheet for these tax payments. These estimates include several key assumptions, including, but not limited to, the taxability of our products, the jurisdictions in which we believe we have nexus or a permanent establishment, and the sourcing of revenues to those jurisdictions. In the event these jurisdictions challenge our assumptions and analysis, our actual exposure could differ materially from our current estimates and reserves. If the actual payments we make to any jurisdiction exceed the accrual in our balance sheet, our results of operations would be harmed. In addition, some customers may question the incremental tax charges and seek to negotiate lower pricing from us, which could adversely affect our business, results of operations and financial condition.
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
We are subject to income taxes in both the United States and numerous international jurisdictions. Significant judgment is required in determining our worldwide provision for income taxes. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. Our effective tax rates may fluctuate significantly on a quarterly basis because of a variety of factors, including changes in the mix of earnings and losses in countries with differing statutory tax rates, changes in our business or structure, changes in tax laws that could adversely impact our income or non-income taxes or the expiration of or disputes about certain tax agreements in a particular country. We are subject to audit by various tax authorities. In accordance with GAAP, we recognize income tax benefits, net of required valuation allowances and accrual for uncertain tax positions. Although we believe our tax estimates are reasonable, the final determination of tax audits and any related litigation could be materially different than that which is reflected in our historical income tax provisions and accruals. Should additional taxes be assessed as a result of an audit or litigation, an adverse effect on our results of operations, financial condition and cash flows in the period or periods for which that determination is made could result.
Changes in tax laws, including recently enacted U.S. federal tax legislation commonly referred to as the One Big Beautiful Bill Act (the “OBBB Act”), or tax rulings, or changes in interpretations of existing laws, could cause us to be subject to additional income-based taxes and non-income taxes (such as payroll, sales, use, value-added, digital tax, net worth, property, and goods and services taxes), which in turn could materially affect our financial position and results of operations. The OBBB Act could potentially increase our effective tax rate as we continue to expand our international operations in the coming years. Additionally, new, changed, modified, or newly interpreted or applied tax laws could increase our customers’ and our compliance, operating and other costs, as well as the costs of our products. For example, on August 16, 2022, the Inflation Reduction Act of 2022 was signed into law, with tax provisions primarily focused on implementing a 15% minimum tax on global adjusted financial statement income of corporations with adjusted financial statement income exceeding $1.0 billion, effective for tax years beginning after December 31, 2022, and a 1% excise tax on share repurchases occurring after December 31, 2022, which resulted in an excise tax payable calculated on our 2023 and 2024 share repurchases.
As another example, in 2021, the Organization for Economic Co-operation and Development (the “OECD”) announced the OECD/G20 Inclusive Framework on Base Erosion and Profit Shifting (the “Framework”) and released Pillar Two Model Rules defining global minimum tax rules (“Pillar Two”), contemplating a minimum tax rate of 15% for large multinational companies. In 2022, the European Union (EU) Member States adopted the EU’s Pillar Two Directive, and various other countries have proposed or enacted similar legislation that may increase our taxes in these countries. On June 28, 2025, the G7 released a joint statement that it had reached an understanding with the United States for a side-by-side system based on certain accepted principles, including that U.S.-parented groups, such as ours, would be exempt from certain provisions of Pillar Two. However, this statement has not yet been incorporated into the Framework.
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
In January 2025, our board of directors authorized the repurchase of up to $2.0 billion of our common stock from time to time through a share repurchase program. As of June 30, 2025, we had repurchased $306.9 million of outstanding shares of our common stock under this program, such that approximately $1.7 billion remained available for purchase as of such date. Under our share repurchase program, we may make repurchases of stock through a variety of methods, including open share market purchases, privately negotiated purchases, entering into one or more confirmations or other contractual arrangements with a financial institution counterparty to effectuate one or more accelerated stock repurchase contracts, forward purchase contracts or similar derivative instruments, Dutch auction tender offers, or through a combination of any of the foregoing, in accordance with applicable federal securities laws. Our share repurchase program terminates at 11:59 pm Pacific Time on December 31, 2027, does not obligate us to repurchase any specific number of shares, and may be suspended at any time at our discretion and without prior notice. The timing and amount of any repurchases, if any, will be subject to liquidity, stock price, market and economic conditions, compliance with applicable legal requirements such as Delaware surplus and solvency tests and other relevant factors. Any failure to repurchase stock after we have announced our intention to do so may negatively impact our reputation and investor confidence in us and may negatively impact our stock price.
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
During the three months ended June 30, 2025, we issued 22,102 shares of our Class A common stock to an independent donor advised fund to further our Twilio.org philanthropic goals. The shares were “restricted securities” for purposes of Rule 144 under the Securities Act, and had an aggregate fair market value on the date of donation of $2.2 million. The foregoing transaction did not involve any underwriters, any underwriting discounts or commissions, or any public offering. We believe the offer, sale and issuance of the above shares were exempt from registration under the Securities Act by virtue of Section 4(a)(2) of the Securities Act because the issuance of the shares did not involve a public offering.
Issuer Purchases of Equity Securities
The following table summarizes the share repurchase activity for the three months ended June 30, 2025:

	Total Number of Shares Purchased(1)	Average Price Paid Per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
	(In thousands)		(In thousands)	(In millions)
April 1 - 30, 2025	1,089	$87.99	1,089	$1,774
May 1 - 31, 2025	469	$108.66	469	$1,723
June 1 - 30, 2025	252	$118.96	252	$1,693
	1,810		1,810
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
Item 5. Other Information

Securities Trading Plans of Directors and Executive Officers

During the three months ended June 30, 2025, the following “Rule 10b5-1 trading arrangements” (as defined in Item 408 of Regulation S-K) were adopted or terminated by our directors and officers, each of which was intended to satisfy the affirmative defense in Rule 10b5-1(c):

On June 6, 2025, Aidan Viggiano, our Chief Financial Officer, adopted a Rule 10b5-1 trading plan providing for the sale of (i) shares of our common stock issuable upon the vesting and settlement of up to 68,226 RSUs outstanding prior to the adoption of the plan and (ii) certain shares of our common stock that Ms. Viggiano will acquire upon the vesting and settlement of any RSUs that may be granted after the adoption of the plan, and in each case, net of shares sold in mandatory transactions to cover withholding taxes. The shares listed above for Ms. Viggiano include shares subject to limit orders that may or may not execute. The duration of the plan is until July 31, 2026 or earlier if all transactions under the plan have been completed.

Item 6.     Exhibits
The documents listed in the Exhibit Index of this Quarterly Report on Form 10-Q are incorporated by reference or are filed with this Quarterly Report on Form 10-Q, in each case as indicated therein.

EXHIBIT INDEX
Exhibit Number		Incorporated by Reference
	Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of Twilio Inc.	8-K	001-37806	3.1	June 11, 2025

31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				Filed herewith

31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				Filed herewith

32.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				Furnished herewith

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document				Filed herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document				Filed herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				Filed herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document				Filed herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				Filed herewith

104	Cover Page with Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)
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

TWILIO INC.

August 8, 2025	/s/ KHOZEMA Z. SHIPCHANDLER
Khozema Z. Shipchandler Director and Chief Executive Officer (Principal Executive Officer)

August 8, 2025	/s/ AIDAN VIGGIANO
Aidan Viggiano Chief Financial Officer (Principal Accounting and Financial Officer)