Form 10-Q
period 2025-09-30
TWILIO INC
filed 2025-10-31
CIK 1447669

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________
FORM 10-Q
_____________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025

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

As of October 17, 2025, 151,612,818 shares of the registrant’s Class A common stock were outstanding.
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

TWILIO INC.
Quarterly Report on Form 10-Q
For the Three Months Ended September 30, 2025

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
TWILIO INC.
Condensed Consolidated Balance Sheets
(Unaudited)

	As of September 30,	As of December 31,
	2025	2024
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$734,843	$421,297
Short-term marketable securities	1,724,068	1,963,102
Accounts receivable, net	613,120	588,540
Prepaid expenses and other current assets	405,295	474,360
Total current assets	3,477,326	3,447,299
Property and equipment, net	175,702	191,042
Operating right-of-use assets	46,944	53,405
Equity method investment	413,030	485,835
Intangible assets, net	157,353	238,503
Goodwill	5,243,266	5,243,266
Other long-term assets	198,698	206,122
Total assets	$9,712,319	$9,865,472
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$40,321	$100,169
Accrued expenses and other current liabilities	507,815	530,686
Deferred revenue and customer deposits	159,165	155,680
Operating lease liability, current	34,987	33,685
Total current liabilities	742,288	820,220
Operating lease liability, noncurrent	68,000	85,875
Long-term debt, net	991,856	990,587
Other long-term liabilities	14,886	15,824
Total liabilities	1,817,030	1,912,506
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock	—	—
Class A common stock	152	153
Additional paid-in capital	15,971,163	15,476,124
Accumulated other comprehensive income (loss)	22,606	(1,301)
Accumulated deficit	(8,098,632)	(7,522,010)
Total stockholders’ equity	7,895,289	7,952,966
Total liabilities and stockholders’ equity	$9,712,319	$9,865,472
See accompanying notes to condensed consolidated financial statements.

TWILIO INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
	(In thousands, except share and per share amounts)
Revenue	$1,300,402	$1,133,649	$3,701,290	$3,263,201
Cost of revenue	668,325	555,020	1,884,906	1,584,686
Gross profit	632,077	578,629	1,816,384	1,678,515
Operating expenses:
Research and development	262,311	261,511	760,101	764,753
Sales and marketing	220,627	215,560	653,464	647,888
General and administrative	108,191	106,452	301,800	333,309
Total operating expenses	591,129	583,523	1,715,365	1,745,950
Income (loss) from operations	40,948	(4,894)	101,019	(67,435)
Other (expenses) income, net:
Share of losses from equity method investment	(27,506)	(25,279)	(72,199)	(78,794)
Other income, net	19,242	26,522	64,040	71,174
Total other (expenses) income, net	(8,264)	1,243	(8,159)	(7,620)
Income (loss) before benefit from (provision for) income taxes	32,684	(3,651)	92,860	(75,055)
Benefit from (provision for) income taxes	4,564	(6,075)	(13,172)	(21,878)
Net income (loss) attributable to common stockholders	$37,248	$(9,726)	$79,688	$(96,933)
Net income (loss) per share attributable to common stockholders:
Basic	$0.24	$(0.06)	$0.52	$(0.57)
Diluted	$0.23	$(0.06)	$0.50	$(0.57)
Weighted-average shares used to compute net income (loss) per share attributable to common stockholders:
Basic	153,119,639	159,091,110	153,211,538	170,063,452
Diluted	159,209,951	159,091,110	160,212,338	170,063,452
See accompanying notes to condensed consolidated financial statements.

TWILIO INC.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
	(In thousands)
Net income (loss)	$37,248	$(9,726)	$79,688	$(96,933)
Other comprehensive (loss) income:
Unrealized gain on marketable securities	1,999	29,317	5,941	22,303
Net change in market value of effective foreign currency forward exchange contracts	(5,634)	6,613	18,573	1,285
Share of other comprehensive income (loss) from equity method investment	1,525	(864)	(607)	188
Total other comprehensive (loss) income	(2,110)	35,066	23,907	23,776
Comprehensive income (loss) attributable to common stockholders	$35,138	$25,340	$103,595	$(73,157)
See accompanying notes to condensed consolidated financial statements.

TWILIO INC.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)

Three Months Ended September 30, 2025

	Common Stock Class A		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
	(In thousands, except share amounts)
Balance as of June 30, 2025	153,576,158	$154	$15,805,141	$24,716	$(7,786,089)	$8,043,922
Net income	—	—	—	—	37,248	37,248
Exercises of vested stock options	27,071	—	373	—	—	373
Vesting of restricted stock units	1,832,097	2	(2)	—	—	—
Value of equity awards withheld for tax liability	(581)	—	(75)	—	—	(75)
Shares of Class A common stock issued and donated to charity	22,102	—	2,105	—	—	2,105
Unrealized gain on marketable securities	—	—	—	1,999	—	1,999
Repurchases of shares of Class A common stock including related costs	(3,389,028)	(4)	—	—	(349,791)	(349,795)
Net change in market value of effective foreign currency forward exchange contracts	—	—	—	(5,634)	—	(5,634)
Share of other comprehensive income from equity method investment	—	—	—	1,525	—	1,525
Stock-based compensation	—	—	163,621	—	—	163,621
Balance as of September 30, 2025	152,067,819	$152	$15,971,163	$22,606	$(8,098,632)	$7,895,289
See accompanying notes to condensed consolidated financial statements.

TWILIO INC.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
Nine Months Ended September 30, 2025

	Common Stock Class A		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
	(In thousands, except share amounts)
Balance as of December 31, 2024	152,610,697	$153	$15,476,124	$(1,301)	$(7,522,010)	$7,952,966
Net income	—	—	—	—	79,688	79,688
Exercises of vested stock options	384,295	—	5,523	—	—	5,523
Vesting of restricted stock units	5,175,927	6	(6)	—	—	—
Value of equity awards withheld for tax liability	(1,665)	—	(213)	—	—	(213)
Shares issued under ESPP	253,298	—	20,757	—	—	20,757
Shares of Class A common stock issued and donated to charity	66,306	—	7,118	—	—	7,118
Unrealized gain on marketable securities	—	—	—	5,941	—	5,941
Repurchases of shares of Class A common stock including related costs	(6,421,039)	(7)	—	—	(656,310)	(656,317)
Net change in market value of effective foreign currency forward exchange contracts	—	—	—	18,573	—	18,573
Share of other comprehensive loss from equity method investment	—	—	—	(607)	—	(607)
Stock-based compensation	—	—	461,860	—	—	461,860
Balance as of September 30, 2025	152,067,819	$152	$15,971,163	$22,606	$(8,098,632)	$7,895,289
See accompanying notes to condensed consolidated financial statements.

TWILIO INC.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)

Three Months Ended September 30, 2024

	Common Stock Class A		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
	(In thousands, except share amounts)
Balance as of June 30, 2024	164,150,089	$164	$15,136,786	$(10,671)	$(6,446,806)	$8,679,473
Net loss	—	—	—	—	(9,726)	(9,726)
Exercises of vested stock options	43,562	—	969	—	—	969
Vesting of restricted stock units	1,813,439	2	(2)	—	—	—
Value of equity awards withheld for tax liability	(302)	—	(18)	—	—	(18)
Shares of Class A common stock issued and donated to charity	22,102	—	1,301	—	—	1,301
Unrealized gain on marketable securities	—	—	—	29,317	—	29,317
Repurchases of shares of Class A common stock including related costs	(10,642,581)	(11)	—	—	(638,330)	(638,341)
Net change in market value of effective foreign currency forward exchange contracts	—	—	—	6,613	—	6,613
Share of other comprehensive loss from equity method investment	—	—	—	(864)	—	(864)
Stock-based compensation	—	—	160,143	—	—	160,143
Balance as of September 30, 2024	155,386,309	$155	$15,299,179	$24,395	$(7,094,862)	$8,228,867
See accompanying notes to condensed consolidated financial statements.

TWILIO INC.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)

Nine Months Ended September 30, 2024

	Common Stock Class A		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
	(In thousands, except share amounts)
Balance as of December 31, 2023	181,945,771	$182	$14,797,723	$619	$(5,065,972)	$9,732,552
Net loss	—	—	—	—	(96,933)	(96,933)
Exercises of vested stock options	114,995	—	2,068	—	—	2,068
Vesting of restricted stock units	4,893,903	5	(5)	—	—	—
Value of equity awards withheld for tax liability	(27,839)	—	(1,981)	—	—	(1,981)
Shares issued under ESPP	394,479	—	20,601	—	—	20,601
Shares of Class A common stock issued and donated to charity	66,306	—	3,911	—	—	3,911
Shares returned from escrow	(696)	—	(192)	—	—	(192)
Unrealized gain on marketable securities	—	—	—	22,303	—	22,303
Repurchases of shares of Class A common stock including related costs	(32,000,610)	(32)	—	—	(1,931,957)	(1,931,989)
Net change in market value of effective foreign currency forward exchange contracts	—	—	—	1,285	—	1,285
Share of other comprehensive income from equity method investment	—	—	—	188	—	188
Stock-based compensation	—	—	477,054	—	—	477,054
Balance as of September 30, 2024	155,386,309	$155	$15,299,179	$24,395	$(7,094,862)	$8,228,867
See accompanying notes to condensed consolidated financial statements.

TWILIO INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:	(In thousands)
Net income (loss)	$79,688	$(96,933)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	147,901	156,170
Non-cash reduction to the right-of-use asset	16,634	14,157
Net amortization of investment premium and discount	(11,473)	(18,100)
Stock-based compensation	446,693	460,824
Amortization of deferred commissions	56,895	56,984
Provision for doubtful accounts	6,361	18,123
Value of shares of Class A common stock issued and donated to charity	7,118	3,911
Share of losses from equity method investment	72,199	78,794
Other adjustments	6,846	7,873
Changes in operating assets and liabilities:
Accounts receivable	(30,942)	(12,646)
Prepaid expenses and other current assets	77,596	33,590
Other long-term assets	(64,259)	(19,443)
Accounts payable	(59,798)	(49,256)
Accrued expenses and other current liabilities	3,939	16,035
Deferred revenue and customer deposits	3,484	(5,748)
Operating lease liabilities	(26,868)	(35,391)
Other long-term liabilities	(325)	(1,149)
Net cash provided by operating activities	731,689	607,795
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities and other investments	(780,234)	(739,721)
Proceeds from sales and maturities of marketable securities	1,043,977	2,025,267
Capitalized software development costs	(37,964)	(40,259)
Purchases of long-lived and intangible assets	(4,402)	(3,548)
Net cash provided by investing activities	221,377	1,241,739
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on finance leases	(5,255)	(10,208)
Value of equity awards withheld for tax liabilities	(213)	(1,981)
Repurchases of shares of Class A common stock and related costs	(670,472)	(1,914,282)
Proceeds from exercises of stock options and shares of Class A common stock issued under ESPP	26,280	22,669
Net cash used in financing activities	(649,660)	(1,903,802)
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	303,406	(54,268)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—Beginning of period	431,437	655,931
CASH, CASH EQUIVALENTS AND RESTRICTED CASH —End of period	$734,843	$601,663
Cash paid for income taxes, net	$15,947	$25,225
Cash paid for interest	$37,571	$37,842

RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH TO THE CONDENSED CONSOLIDATED BALANCE SHEETS
Cash and cash equivalents	$734,843	$583,969
Restricted cash in other current assets	—	7,554
Restricted cash in other long-term assets	—	10,140
Total cash, cash equivalents and restricted cash	$734,843	$601,663

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
The unaudited condensed consolidated balance sheet as of December 31, 2024, included herein, was derived from the audited financial statements as of that date, but may not include all disclosures including certain notes required by U.S. GAAP on an annual reporting basis.
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
(d)Remaining Performance Obligations
Revenue allocated to remaining performance obligations for contracts with durations of more than one year was $168.7 million as of September 30, 2025, of which 64% is expected to be recognized over the next 12 months and 95% is expected to be recognized over the next 24 months.

(e)Deferred Revenue and Customer Deposits
As of September 30, 2025, and December 31, 2024, the Company recorded $159.2 million and $155.7 million as its deferred revenue and customer deposits, respectively, that are included in deferred revenue and customer deposits and other long-term liabilities in the accompanying unaudited condensed consolidated balance sheets. During the three months ended September 30, 2025 and 2024, the Company recognized $20.6 million and $16.3 million of revenue, respectively, that was included in the deferred revenue and customer deposits balances as of the end of the previous year. During the nine months ended September 30, 2025 and 2024, the Company recognized $125.8 million and $113.7 million of revenue, respectively, that was included in the deferred revenue and customer deposits balances as of the end of the previous year.
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
The Company sells its services to a wide variety of customers. If the financial condition or results of operations of any significant customer deteriorates substantially, operating results could be adversely affected. To reduce credit risk, management performs credit evaluations of the financial condition of significant customers and periodic re-evaluations, as needed, of existing customers. The Company does not require collateral from its credit customers and maintains reserves for estimated credit losses on customer accounts when considered necessary. Actual credit losses may differ from the Company’s estimates. As of September 30, 2025, and December 31, 2024, the allowance for doubtful accounts was $21.5 million and $27.5 million, respectively, and is recorded in accounts receivable, net, in the accompanying unaudited condensed consolidated balance sheets.
In the three and nine months ended September 30, 2025 and 2024, no customer organization accounted for more than 10% of the Company’s total revenue.
As of September 30, 2025, and December 31, 2024, no customer organization represented more than 10% of the Company’s gross accounts receivable.
(g)Recently Issued Accounting Guidance, Not yet Adopted
In September 2025, the Financial Accounting Standards Board (“FASB”) issued ASU 2025-06, “Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software,” which modernizes the accounting for internal-use software by replacing the previous stage-based model and aligning the capitalization process with current development practices, especially agile and iterative methods. ASU 2025-06 is effective for annual reporting periods beginning after December 15, 2027, and may be applied prospectively, retrospectively, or using a modified transition approach. Early adoption is permitted. The Company expects to adopt this ASU on its effective date. The Company is in process of evaluating the impact of the adoption of this ASU on its consolidated financial statements.
In November 2024, the FASB issued ASU 2024-03, “Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses,” which requires disaggregation of certain expenses in the notes to the financial statements to provide enhanced transparency into the expense captions presented on the face of the statements of operations. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027, and may be applied prospectively or retrospectively. Early adoption is permitted. The Company expects to adopt this ASU on its effective date.
In December 2023, the FASB issued Accounting Standards Update No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” which requires disclosure of disaggregated income taxes paid, prescribes standard categories for the components of the effective tax rate reconciliation and modifies other income tax related disclosures. ASU 2023-09 is effective for annual reporting periods beginning after December 15, 2024, and may be applied on a prospective basis. Early adoption is permitted. The Company expects to adopt this ASU on its effective date. The Company is in process of evaluating the impact of this ASU on its consolidated financial statements.

3. Fair Value Measurements
Financial Assets
The following tables provide the financial assets measured at fair value on a recurring basis:

	Amortized Cost or Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses Less Than 12 Months	Gross Unrealized Losses More Than 12 Months	Fair Value Hierarchy as of September 30, 2025			Aggregate Fair Value
					Level 1	Level 2	Level 3
Financial Assets:	(In thousands)
Cash and cash equivalents:
Money market funds	$443,814	$—	$—	$—	$443,814	$—	$—	$443,814
Commercial paper	65,711	—	—	—	—	65,711	—	65,711
U.S. Treasury bills	9,993	—	—	—	9,993	—	—	9,993
Total included in cash and cash equivalents	519,518	—	—	—	453,807	65,711	—	519,518
Marketable securities:
Debt securities:
U.S. Treasury securities	250,121	1,206	—	—	251,327	—	—	251,327
Corporate debt securities and commercial paper	1,460,402	9,998	(75)	(5)	—	1,470,321	—	1,470,321
Total debt securities	1,710,523	11,204	(75)	(5)	251,327	1,470,321	—	1,721,648
Equity securities	2,420	—	—	—	2,420	—	—	2,420
Total marketable securities	1,712,943	11,204	(75)	(5)	253,747	1,470,321	—	1,724,068
Total financial assets	$2,232,461	$11,204	$(75)	$(5)	$707,554	$1,536,032	$—	$2,243,586

	Amortized Cost or Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses Less Than 12 Months	Gross Unrealized Losses More Than 12 Months	Fair Value Hierarchy as of December 31, 2024			Aggregate Fair Value
					Level 1	Level 2	Level 3
Financial Assets:	(In thousands)
Cash and cash equivalents:
Money market funds	$207,323	$—	$—	$—	$207,323	$—	$—	$207,323
Commercial paper	15,059	—	—	—		15,059		15,059
U.S. Treasury bills	2,748	—	—	—	2,748	—	—	2,748
Total included in cash and cash equivalents	225,130	—	—	—	210,071	15,059	—	225,130
Marketable securities:
Debt securities:
U.S. Treasury securities	379,846	1,243	(296)	(55)	380,738	—	—	380,738
Non-U.S. government securities	2,909	27	—	—	2,936	—	—	2,936
Corporate debt securities and commercial paper	1,571,944	6,415	(1,594)	(557)	16,890	1,559,318	—	1,576,208
Total debt securities	1,954,699	7,685	(1,890)	(612)	400,564	1,559,318	—	1,959,882
Equity securities	3,220	—	—	—	3,220	—	—	3,220
Total marketable securities	1,957,919	7,685	(1,890)	(612)	403,784	1,559,318	—	1,963,102
Total financial assets	$2,183,049	$7,685	$(1,890)	$(612)	$613,855	$1,574,377	$—	$2,188,232

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
Interest earned on debt securities was $16.3 million and $53.2 million in the three and nine months ended September 30, 2025, respectively, and $20.1 million and $70.7 million in the three and nine months ended September 30, 2024, respectively. The interest is recorded as other (expenses) income, net, in the accompanying unaudited condensed consolidated statements of operations.
The following table summarizes the contractual maturities of debt securities:

	As of September 30,		As of December 31,
	2025		2024
	Amortized Cost	Aggregate Fair Value	Amortized Cost	Aggregate Fair Value
Financial Assets:	(In thousands)
Less than one year	$588,630	$591,492	$684,294	$685,091
One to three years	1,121,893	1,130,156	1,270,405	1,274,791
Total	$1,710,523	$1,721,648	$1,954,699	$1,959,882
Strategic Investments
As of September 30, 2025 and December 31, 2024, the Company held strategic investments with a carrying value of $20.3 million and $23.5 million, respectively, recorded as other long-term assets in the accompanying unaudited condensed consolidated balance sheets. There were no significant impairments or adjustments recorded in the three and nine months ended September 30, 2025 and 2024 related to these securities.
Financial Liabilities
The Company’s financial liabilities that are measured at fair value on a recurring basis consist of foreign currency derivative liabilities and are classified as Level 2 financial instruments in the fair value hierarchy. As of September 30, 2025 and December 31, 2024, the aggregate fair value of these liabilities and the associated unrealized losses were not significant.
The Company’s financial liabilities that are not measured at fair value on a recurring basis are its Senior Notes due 2029 (“2029 Notes”) and its Senior Notes due 2031 (“2031 Notes”). As of September 30, 2025, the fair values of the 2029 Notes and 2031 Notes were $477.3 million and $471.1 million, respectively. As of December 31, 2024, the fair values of the 2029 Notes and 2031 Notes were $464.9 million and $453.9 million, respectively.

4. Property and Equipment
Property and equipment consist of the following:

	As of September 30,	As of December 31,
	2025	2024
	(In thousands)
Capitalized internal-use software developments costs	$403,724	$357,334
Data center equipment (1)	27,468	63,672
Leasehold improvements	61,973	78,104
Office equipment	45,880	50,659
Furniture and fixtures	10,371	12,618
Software	13,110	14,143
Total property and equipment	562,526	576,530
Less: accumulated depreciation and amortization (1)	(386,824)	(385,488)
Total property and equipment, net	$175,702	$191,042
____________________________________
(1) Data center equipment includes $1.4 million and $33.5 million in assets held under finance leases as of September 30, 2025, and December 31, 2024, respectively. Accumulated depreciation and amortization includes $1.4 million and $28.6 million of accumulated depreciation for assets held under finance leases as of September 30, 2025, and December 31, 2024, respectively.
Depreciation and amortization expense was $21.1 million and $22.8 million in the three months ended September 30, 2025 and 2024, respectively, and $65.2 million and $70.0 million in the nine months ended September 30, 2025 and 2024, respectively.
The Company capitalized $19.3 million and $20.0 million in internal‑use software development costs in the three months ended September 30, 2025 and 2024, respectively, and $53.1 million and $56.5 million in the nine months ended September 30, 2025 and 2024, respectively.
5. Reorganization and Segment Reporting
As previously announced, on January 1, 2025, the Company realigned its organizational structure into a functional support model by dissolving its existing business unit components.
Despite the change in the organizational structure, until the end of the second quarter of 2025, the Company had two operating and reportable segments based on the manner in which the Company’s Chief Executive Officer, who is also its Chief Operating Decision Maker ("CODM"), reviewed financial information for purposes of assessing business performance and allocating resources. In the third quarter of 2025, the presentation of the financial information reviewed by the CODM was modified to reflect the change in the organizational structure. In conjunction with this change, the Company reevaluated its segment structure and concluded that as of September 30, 2025, it had one operating and reportable segment.
Effective September 30, 2025, the financial information of the Company regularly provided to the CODM was on a consolidated level and consolidated net income was its measure of profitability. This measure of profitability is used by the CODM to allocate resources and assess performance of the Company by comparing its actual results to the comparable results in prior periods and to any internally or externally set expectations. The consolidated financial information provided to the CODM, including significant expenses, is presented in a manner consistent with the information already disclosed in the accompanying unaudited condensed consolidated financial statements and the notes thereof.
6. Derivatives and Hedging
As of September 30, 2025, the Company had outstanding foreign currency forward contracts designated as cash flow hedges with a total sell notional value of $340.7 million. The notional value represents the amount that will be sold upon maturity of the forward contract. As of September 30, 2025, these contracts had maturities of up to seventeen months. Gains and losses associated with these foreign currency forward contracts were not significant.
The Company is subject to master netting agreements with certain counterparties of the foreign exchange contracts, under which it is permitted to net settle transactions of the same currency with a single net amount payable by one party to the other. It is the Company’s policy to present the derivatives at gross in its unaudited condensed consolidated balance sheets. The

Company’s foreign currency forward contracts are not subject to any credit contingent features or collateral requirements. The Company manages its exposure to counterparty risk by entering into contracts with a diversified group of major financial institutions and by actively monitoring its outstanding positions. As of September 30, 2025, the Company did not have any offsetting arrangements.
7. Goodwill and Intangible Assets
Goodwill
In connection with the change in the Company’s operating segment structure, as described in Note 5, the Company reevaluated its reporting unit structure and concluded that as of September 30, 2025, it had one reporting unit. The Company performed goodwill impairment assessments for each reporting unit immediately before and immediately after the change and concluded that goodwill was not impaired.
As of September 30, 2025, and December 31, 2024, the balance of goodwill was $5.2 billion. There was no goodwill activity during the nine months ended September 30, 2025.
Intangible assets
Intangible assets consist of the following:

	As of September 30, 2025
	Cost	Accumulated Amortization	Net
Amortizable intangible assets:	(In thousands)
Developed technology	$388,341	$(345,975)	$42,366
Customer relationships	348,314	(248,993)	99,321
Supplier relationships	49,756	(42,173)	7,583
Trade names	25,968	(25,825)	143
Patent	3,968	(1,243)	2,725
Total amortizable intangible assets	816,347	(664,209)	152,138
Non-amortizable intangible assets:
Telecommunication licenses	4,920	—	4,920
Trademarks and other	295	—	295
Total	$821,562	$(664,209)	$157,353

	As of December 31, 2024
	Cost	Accumulated Amortization	Net
Amortizable intangible assets:	(In thousands)
Developed technology	$388,341	$(306,063)	$82,278
Customer relationships	348,314	(215,523)	132,791
Supplier relationships	49,756	(35,363)	14,393
Trade names	25,968	(25,014)	954
Patent	3,968	(1,096)	2,872
Total amortizable intangible assets	816,347	(583,059)	233,288
Non-amortizable intangible assets:
Telecommunication licenses	4,920	—	4,920
Trademarks and other	295	—	295
Total	$821,562	$(583,059)	$238,503
Amortization expense was $26.9 million and $27.5 million for the three months ended September 30, 2025 and 2024, respectively, and $81.2 million and $84.7 million for the nine months ended September 30, 2025 and 2024, respectively.

Total estimated future amortization expense is as follows:

As of September 30, 2025
Year Ended December 31,	(In thousands)
2025 (remaining three months)	$26,712
2026	42,149
2027	25,330
2028	19,055
2029	14,970
Thereafter	23,922
Total	$152,138
8. Balance Sheet Components
Prepaid expenses and other current assets consist of the following:

	As of September 30,	As of December 31,
	2025	2024
	(In thousands)
Prepaid expenses	$280,600	$333,911
Other current assets	124,695	140,449
Total prepaid expenses and other current assets	$405,295	$474,360
Accrued expenses and other current liabilities consist of the following:

	As of September 30,	As of December 31,
	2025	2024
	(In thousands)
Accrued payroll and related liabilities	$67,931	$76,708
Company-wide bonus program liability	95,534	109,776
Accrued sales bonus and commissions	16,653	21,585
Accrued cost of revenue	202,220	173,739
Sales and other taxes payable	67,893	79,731
ESPP contributions	12,445	5,745
Accrued other expense	45,139	63,402
Total accrued expenses and other current liabilities	$507,815	$530,686

9. Long-Term Debt
Long-term debt, net, consists of the following:

	As of September 30,	As of December 31,
	2025	2024
	(In thousands)
2029 Senior Notes
Principal	$500,000	$500,000
Unamortized discount	(2,932)	(3,518)
Unamortized issuance costs	(660)	(792)
Net carrying amount	496,408	495,690
2031 Senior Notes
Principal	500,000	500,000
Unamortized discount	(3,716)	(4,166)
Unamortized issuance costs	(836)	(937)
Net carrying amount	495,448	494,897
Total long-term debt, net	$991,856	$990,587
As of September 30, 2025, the Company was in compliance with all of its covenants under the related indentures.
10. Revenue by Geographic Area
Revenue by geographic area is based on the IP address or the mailing address of the customer at the time of registration. The following table sets forth revenue by geographic area:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue by geographic area:	(In thousands)
United States	$830,665	$734,874	$2,367,079	$2,127,852
International	469,737	398,775	1,334,211	1,135,349
Total	$1,300,402	$1,133,649	$3,701,290	$3,263,201

Percentage of revenue by geographic area:
United States	64%	65%	64%	65%
International	36%	35%	36%	35%
11. Commitments and Contingencies

(a)Lease and Other Commitments
The Company leases its facilities under various non-cancelable operating lease agreements. In the three and nine months ended September 30, 2025, the Company did not enter into any significant new lease agreements.
The Company has non-cancelable contractual commitments with its cloud infrastructure provider, network service providers and other vendors. In the three and nine months ended September 30, 2025, the Company entered into several new agreements with terms up to three years for a total purchase commitment of $40.8 million and $80.7 million, respectively.

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
The Company accrues for contingencies associated with legal matters when it believes that a loss is probable and that it can be reasonably estimated. To the extent there is a reasonable possibility that a loss may be incurred that is in excess of amounts already recognized and such additional loss amount may be material, the Company either discloses the estimated additional loss amount or states that such an estimate cannot be made. Significant judgment is required to determine the probability of a loss and to estimate the amount of any probable loss.
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
As of September 30, 2025, and December 31, 2024, no amounts were accrued related to any outstanding indemnification agreements.
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
As of September 30, 2025, the liabilities accrued for non-income-based taxes were $20.8 million for domestic jurisdictions and $23.0 million for jurisdictions outside of the United States. As of December 31, 2024, these liabilities were $19.3 million and $22.0 million, respectively.
12. Stockholders' Equity
Preferred Stock
As of September 30, 2025, and December 31, 2024, the Company had authorized 100,000,000 shares of preferred stock, par value $0.001 per share, of which no shares were issued and outstanding.

Common Stock
As of September 30, 2025 and December 31, 2024, the Company had authorized 1,000,000,000 shares of Class A common stock, par value $0.001 per share. As of September 30, 2025 and December 31, 2024, the Company had authorized 0 and 3,170,181 shares of Class B common stock, par value $0.001 per share, respectively. As of September 30, 2025 and December 31, 2024, 152,067,819 and 152,610,697 shares of Class A common stock were issued and outstanding, respectively, and no shares of Class B common stock were issued and outstanding.
The Company had reserved shares of common stock for issuance as follows:

	As of September 30,	As of December 31,
	2025	2024
Stock options issued and outstanding	937,881	1,322,176
Unvested restricted stock units issued and outstanding	15,271,110	18,386,271
Shares of Class A common stock reserved for Twilio.org	287,327	353,633
Stock-based awards available for grant under 2016 Plan	28,721,606	23,292,678
Shares of Class A common stock reserved for issuance pursuant to ESPP	10,982,134	9,709,326
Total	56,200,058	53,064,084

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

In the three months ended September 30, 2025 and 2024, the Company repurchased 3.4 million and 10.6 million shares of its Class A common stock, respectively, for an aggregate purchase price of $349.7 million and $633.0 million, respectively. In the nine months ended September 30, 2025 and 2024, the Company repurchased 6.4 million and 32.0 million shares of its Class A common stock, respectively, for an aggregate purchase price of $656.7 million and $1.9 billion, respectively. As of September 30, 2025, approximately $1.3 billion of the amount authorized in January 2025 for share repurchases remained available for future repurchases.
13. Stock-Based Compensation
The Company’s 2016 Stock Option and Incentive Plan (the “2016 Plan”) provides for the grant of stock options, restricted stock units (“RSUs”), restricted stock awards, stock appreciation rights, unrestricted stock awards, performance share awards, dividend equivalent rights and cash-based awards by the Company to its employees, directors and consultants. Certain of the Company’s outstanding equity awards were granted under equity incentive plans that are no longer active but continue to govern the outstanding equity awards granted thereunder.
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
The Company’s 2016 Employee Stock Purchase Plan (“ESPP”) allows eligible employees to purchase shares of the Company’s Class A common stock at a discount of 15% through payroll deductions of their eligible compensation. The ESPP provides for separate six-month offering periods beginning in May and November of each year.

As of September 30, 2025, total unrecognized compensation cost related to unvested RSUs was $1.1 billion, which will be amortized over a weighted-average period of 2.3 years. As of September 30, 2025, total unrecognized compensation cost related to unvested stock options and the ESPP was not significant.
Stock-Based Compensation Expense
The Company recorded total stock-based compensation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In thousands)
Cost of revenue	$4,305	$5,436	$12,663	$16,830
Research and development	86,020	85,047	244,676	249,398
Sales and marketing	36,304	34,000	102,076	102,315
General and administrative	31,540	30,078	87,278	92,281
Total	$158,169	$154,561	$446,693	$460,824
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
The following table sets forth the calculation of basic and diluted net income (loss) per share attributable to common stockholders during the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator:
Net income (loss) attributable to common stockholders (in thousands)	$37,248	$(9,726)	$79,688	$(96,933)
Denominator:
Weighted-average shares outstanding, basic	153,119,639	159,091,110	153,211,538	170,063,452
Dilutive effect of outstanding stock options, RSUs, PSUs and stock committed under ESPP	6,090,312	—	7,000,800	—
Weighted-average shares outstanding, diluted	159,209,951	159,091,110	160,212,338	170,063,452
Net income (loss) per share attributable to common stockholders:
Basic	$0.24	$(0.06)	$0.52	$(0.57)
Diluted	$0.23	$(0.06)	$0.50	$(0.57)

The following outstanding shares of common stock equivalents were excluded from the calculation of the diluted net income (loss) per share attributable to common stockholders because their effect would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Stock options issued and outstanding	304,275	1,392,697	145,350	1,392,697
Unvested restricted stock units issued and outstanding(1)	3,910,813	20,265,865	3,712,970	20,265,865
Shares of Class A common stock reserved for Twilio.org	—	375,735	—	375,735
Shares of Class A common stock committed under ESPP	—	240,905	—	240,905
Total	4,215,088	22,275,202	3,858,320	22,275,202
____________________________________
(1) A portion of these unvested restricted stock units are PSUs. The number of PSUs that will ultimately vest may increase or decrease the number of shares that will be issued at the end of the performance period.
15. Income Taxes
The Company computes its benefit from (provision for) income taxes for interim periods using an estimated annual effective tax rate based on anticipated annual pretax income or loss. The estimated annual effective tax rate is applied to the Company’s year-to-date income or loss, and is adjusted for discrete items recorded in the period. The primary difference between the Company’s effective tax rate and the federal statutory rate is the full valuation allowance the Company has established on its federal, state and certain foreign net operating losses and credits.
The provision for income taxes recorded in the nine months ended September 30, 2025, and three and nine months ended September 30, 2024, consists primarily of federal, state and foreign income taxes and withholding taxes in foreign jurisdictions, in which the Company conducts business. The benefit for income taxes in the three months ended September 30, 2025, is primarily attributable to the offsetting impact of a newly enacted legislation, as described below.
The Company is subject to taxation in the U.S. and various other state and foreign jurisdictions. Because the Company has net operating loss carryforwards for U.S. federal and state jurisdictions, the statute of limitations is open for all tax years.
On July 4, 2025, the United States enacted tax reform legislation through the One Big Beautiful Bill Act. Included in this legislation are provisions that reinstate the immediate expensing of certain domestic research and development expenses and certain capital expenditures, and make other changes to the U.S. taxation of profits derived from foreign operations. As a result of the enactment of this legislation, the Company’s income tax provision decreased in the current period, primarily related to the immediate expensing of domestic research and development expenses. While the total impact was not significant to the Company’s results of operations in the quarter, it contributed to the $4.6 million benefit for income taxes in the three months ended September 30, 2025.

16. Related Party Transactions
In May 2022, the Company and Syniverse Corporation (“Syniverse”), an equity method investee, entered into a wholesale agreement pursuant to which Syniverse would process, route and deliver application-to-person messages originating and/or terminating between the Company’s customers and mobile network operators. For the three and nine months ended September 30, 2025, the value of transactions that occurred between the Company and Syniverse were $35.6 million and $104.6 million, respectively. For the three and nine months ended September 30, 2024, the value of the transactions that occurred between the Company and Syniverse were $34.6 million and $103.8 million, respectively. These transactions were recorded as cost of revenue in the accompanying unaudited condensed consolidated statements of operations.

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
•our customers’ and other platform users’ violation of our policies or other misuse of our platform; and
•the timing and completion of our proposed acquisition of Stytch, Inc., and our ability to successfully integrate acquired businesses and realize the benefits of our past or future strategic acquisitions, divestitures or investments.
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
On January 1, 2025, we realigned our business unit structure into a functional support model under one organization. We believe that operating as one organization best positions us as we seek to deliver one trusted, smart and integrated platform that enables more personalized communications and engagements for customers. In the third quarter of 2025, we modified the presentation of the financial information that is regularly reviewed by our Chief Executive Officer, who is also our Chief Operating Decision Maker (“CODM”), to reflect this realignment and the change in how management currently views and operates the business. These changes required us to re-evaluate our operating segment structure and resulted in the conclusion that as of September 30, 2025, we had one operating and reportable segment, which comprised all of the consolidated Company.
On October 30, 2025, we entered into a definitive agreement to acquire Stytch, Inc., an identity platform for AI agents. We expect the transaction to close in the fourth quarter of 2025, subject to customary closing conditions.
In the three months ended September 30, 2025 and 2024, our revenue was $1.30 billion and $1.13 billion, respectively, and our net income (loss) was $37.2 million and $(9.7) million, respectively. In the three months ended September 30, 2025 and 2024, our 10 largest Active Customer Accounts generated an aggregate of 9% and 10% of our total revenue, respectively.
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
The following table summarizes our year-over-year revenue growth and Dollar-Based Net Expansion Rate for the three months ended September 30, 2025 and 2024, and the number of Active Customer Accounts as of September 30, 2025 and 2024.

	Three Months Ended
	September 30,
	2025	2024
Active Customer Accounts	392,000	320,000
Total Revenue (in thousands)	$1,300,402	$1,133,649
Total Revenue Growth Rate	15%	10%
Dollar-Based Net Expansion Rate	109%	105%
Active Customer Accounts
We define an Active Customer Account at the end of any period as an individual account, as identified by a unique account identifier, for which we have recognized at least $5 of revenue in the last month of the period. A single organization may constitute multiple unique Active Customer Accounts if it has multiple account identifiers, each of which is treated as a separate Active Customer Account. Active Customer Accounts excludes customer accounts from Zipwhip, Inc. (“Zipwhip”). When presented in this Quarterly Report on Form 10-Q, the number of Active Customer Accounts is rounded down to the nearest thousand.
Our business and customer relationships have grown since we began reporting the number of Active Customer Accounts using the above definition, which is anchored to a minimum $5 monthly revenue figure. We have a large number of Active Customer Accounts with relatively low individual spend that in the aggregate do not drive a significant portion of our revenue. Due to this dynamic, we believe that the number of Active Customer Accounts, as currently defined, is less informative now as an indicator of the growth of our business and future revenue trends than it has been in prior periods. In the three months ended September 30, 2025 and 2024, revenue from Active Customer Accounts represented over 99% of total revenue in each period.

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
We believe that measuring Dollar-Based Net Expansion Rate provides an important indication of the performance of our efforts to increase revenue from existing customers. Our ability to drive growth and generate incremental revenue depends, in part, on our ability to maintain and grow our relationships with existing Active Customer Accounts and to increase their use of the platform. An important way in which we have historically tracked performance in this area is by measuring the Dollar-Based Net Expansion Rate for Active Customer Accounts. Our Dollar-Based Net Expansion Rate increases when such Active Customer Accounts increase their usage of a product, extend their usage of a product to new applications or adopt a new product. Our Dollar-Based Net Expansion Rate decreases when such Active Customer Accounts cease or reduce their usage of a product or when we lower usage prices on a product. As our customers grow their businesses and extend the use of our platform, they sometimes create multiple customer accounts with us for operational or other reasons. As such, when we identify a significant customer organization (defined as a single customer organization generating more than 1% of revenue in a quarterly reporting period) that has created a new Active Customer Account, this new Active Customer Account is tied to, and revenue from this new Active Customer Account is included with, the original Active Customer Account for the purposes of calculating this metric.
Key Components of Statements of Operations
Revenue
Revenue. We recognize revenue from our products on either a usage basis or a subscription basis, depending on the nature of the product and the type of customer contract.
The majority of our revenue is derived from usage-based fees. The usage-based fees are earned when customers access our cloud-based platform and start using our products. Examples of our primarily usage-based products are Messaging and Voice. For Messaging products, we primarily charge fees related to the number of text messages sent or received. For Voice products, we primarily charge fees for minutes of call duration. Examples of our primarily subscription-based products are Email, Segment and Flex. For subscription-based revenue derived from these products, we recognize revenue evenly over the contract term. When our usage-based products are embedded into our subscription-based products, or when multiple products are purchased together as a solution, we charge for each product separately on a usage or subscription basis, as applicable.
Most of our usage-based customers gain access to our platform through our self-service sign-up format, which requires an upfront prepayment via credit card that is drawn down as they use our products. Pricing is generally based on a publicly available, self-serve pricing matrix that generally allows customers to receive tiered discounts as their usage of our products increases. Many of our larger usage-based customers enter into contractual arrangements with us for a period of at least 12 months. These contracts may include negotiated terms and typically include minimum revenue commitments of varying durations. Usage-based customers subject to such contracts are typically invoiced monthly in arrears for products used. In the three months ended September 30, 2025 and 2024, we generated 75% and 72% of our revenue, respectively, from usage-based fees.
Subscription-based fees are earned in accordance with subscription pricing terms. For our subscription-based products, customers generally enter into negotiated contracts, which are typically one to three years in duration. Subscription customers are generally invoiced in advance at the start of the contract term. In the three months ended September 30, 2025 and 2024, we generated 25% and 28% of our revenue, respectively, from non-usage‑based fees.

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

Benefit from (Provision for) Income Taxes
Our provision for income taxes consists primarily of federal, state and foreign income taxes and withholding taxes in foreign jurisdictions in which the Company conducts business. From time to time, we may recognize tax benefits arising from various matters, including newly enacted legislations. Benefits from income taxes may fully or partially offset the provision for income taxes within a reporting period.
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
Non‑GAAP Gross Profit and Non‑GAAP Gross Margin
For the periods presented, we define non‑GAAP gross profit and non‑GAAP gross margin as GAAP gross profit and GAAP gross margin, respectively, adjusted to exclude, as applicable, certain expenses as presented in the table below:

	Three Months Ended
	September 30,
	2025	2024
Reconciliation:	(In thousands)
GAAP gross profit	$632,077	$578,629
GAAP gross margin	49%	51%
Non-GAAP adjustments:
Stock-based compensation	4,305	5,436
Amortization of acquired intangibles	15,446	15,682
Payroll taxes related to stock-based compensation	269	257
Non-GAAP gross profit	$652,097	$600,004
Non-GAAP gross margin	50%	53%

Non‑GAAP Operating Expenses
For the periods presented, we define non‑GAAP operating expenses (including categories of operating expenses) as GAAP operating expenses (and categories of operating expenses) adjusted to exclude, as applicable, certain expenses as presented in the table below:

	Three Months Ended
	September 30,
	2025	2024
Reconciliation:	(In thousands)
GAAP operating expenses	$591,129	$583,523
Non-GAAP adjustments:
Stock-based compensation	(153,864)	(148,395)
Amortization of acquired intangibles	(11,412)	(11,755)
Payroll taxes related to stock-based compensation	(3,160)	(792)
Charitable contributions	(5,104)	(1,301)
Restructuring costs	—	(3,694)
Non-GAAP operating expenses	$417,589	$417,586
Non‑GAAP Income from Operations and Non‑GAAP Operating Margin
For the periods presented, we define non‑GAAP income from operations and non‑GAAP operating margin as GAAP income (loss) from operations and GAAP operating margin, respectively, adjusted to exclude, as applicable, certain expenses as presented in the table below:

	Three Months Ended
	September 30,
	2025	2024
Reconciliation:	(In thousands)
GAAP income (loss) from operations	$40,948	$(4,894)
GAAP operating margin	3%	—%
Non-GAAP adjustments:
Stock-based compensation	158,169	153,831
Amortization of acquired intangibles	26,858	27,437
Payroll taxes related to stock-based compensation	3,429	1,049
Charitable contributions	5,104	1,301
Restructuring costs	—	3,694
Non-GAAP income from operations	$234,508	$182,418
Non-GAAP operating margin	18%	16%

Free Cash Flow and Free Cash Flow Margin
For the periods presented, we define free cash flow as net cash provided by operating activities less capitalized software development costs and purchases of long-lived and intangible assets, and we define free cash flow margin as free cash flow divided by revenue, as presented in the table below:

	Three Months Ended
	September 30,
	2025	2024
Reconciliation:	(In thousands)
Net cash provided by operating activities	$263,563	$204,329
Operating cash flow margin	20%	18%
Non-GAAP adjustments:
Capitalized software development costs	(13,812)	(14,424)
Purchases of long-lived and intangible assets	(2,235)	(792)
Free cash flow	$247,516	$189,113
Free cash flow margin	19%	17%
Net cash (used in) provided by investing activities	$(161,502)	$267,355
Net cash used in financing activities	$(347,952)	$(642,780)

Results of Operations
The following table sets forth our results of operations for the periods presented. The period-to-period comparisons of our historical results are not indicative of the results that may be expected in the future.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Condensed Consolidated Statements of Operations Data:	(In thousands, except share and per share amounts)
Revenue	$1,300,402	$1,133,649	$3,701,290	$3,263,201
Cost of revenue (1) (2)	668,325	555,020	1,884,906	1,584,686
Gross profit	632,077	578,629	1,816,384	1,678,515
Operating expenses:
Research and development (1) (2)	262,311	261,511	760,101	764,753
Sales and marketing (1) (2)	220,627	215,560	653,464	647,888
General and administrative (1) (2)	108,191	106,452	301,800	333,309
Total operating expenses	591,129	583,523	1,715,365	1,745,950
Income (loss) from operations	40,948	(4,894)	101,019	(67,435)
Other (expenses) income, net:
Share of losses from equity method investment	(27,506)	(25,279)	(72,199)	(78,794)
Other income, net	19,242	26,522	64,040	71,174
Total other (expenses) income, net	(8,264)	1,243	(8,159)	(7,620)
Income (loss) before benefit from (provision for) income taxes	32,684	(3,651)	92,860	(75,055)
Benefit from (provision for) income taxes	4,564	(6,075)	(13,172)	(21,878)
Net income (loss) attributable to common stockholders	$37,248	$(9,726)	$79,688	$(96,933)
Net income (loss) per share:
Basic	$0.24	$(0.06)	$0.52	$(0.57)
Diluted	$0.23	$(0.06)	$0.50	$(0.57)
Weighted-average shares used to compute net income (loss) per share:
Basic	153,119,639	159,091,110	153,211,538	170,063,452
Diluted	159,209,951	159,091,110	160,212,338	170,063,452
__________________________________
(1) Includes stock-based compensation expense as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
	(In thousands)
Cost of revenue	$4,305	$5,436	$12,663	$16,830
Research and development	86,020	85,047	244,676	249,398
Sales and marketing	36,304	34,000	102,076	102,315
General and administrative	31,540	30,078	87,278	92,281
Total	$158,169	$154,561	$446,693	$460,824
____________________________________
(2) Includes amortization of acquired intangibles as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
	(In thousands)
Cost of revenue	$15,446	$15,682	$46,722	$47,046
Research and development	—	—	—	1,867
Sales and marketing	11,412	11,755	34,280	35,647
Total	$26,858	$27,437	$81,002	$84,560

The following table sets forth our results of operations for each of the periods presented as a percentage of our total revenue:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Condensed Consolidated Statements of Operations, as a percentage of revenue: **
Revenue	100%	100%	100%	100%
Cost of revenue	51	49	51	49
Gross profit	49	51	49	51
Operating expenses:
Research and development	20	23	21	23
Sales and marketing	17	19	18	20
General and administrative	8	9	8	10
Total operating expenses	45	51	46	54
Income (loss) from operations	3	*	3	(2)
Other (expenses) income, net
Share of losses from equity method investment	(2)	(2)	(2)	(2)
Other income, net	1	2	2	2
Total other (expenses) income, net	(1)	*	*	*
Income (loss) before benefit from (provision for) income taxes	3	*	3	(2)
Benefit from (provision for) income taxes	*	(1)	*	(1)
Net income (loss) attributable to common stockholders	3%	(1%)	2%	(3%)
____________________________________
* Less than 0.5% of revenue.
** Columns may not sum due to rounding.
Comparison of the Three Months Ended September 30, 2025 and 2024
Revenue

	Three Months Ended
	September 30,
	2025	2024	Change
	(Dollars in thousands)
Revenue	$1,300,402	$1,133,649	$166,753	15%
In the three months ended September 30, 2025, revenue increased by $166.8 million, or 15%, compared to the same period last year. This increase was primarily attributable to the increased usage of our products by our existing customers, as reflected in our Dollar‑Based Net Expansion Rate of 109%, as well as an increase of $61.0 million in revenue derived from our new Active Customer Accounts. The increase also reflects $20.2 million in revenue related to the incremental A2P fees introduced by a major US carrier in the previous quarter.

Cost of Revenue and Gross Profit

	Three Months Ended
	September 30,
	2025	2024	Change
	(Dollars in thousands)
Cost of revenue	$668,325	$555,020	$113,305	20%
Gross profit	$632,077	$578,629	$53,448	9%
In the three months ended September 30, 2025, cost of revenue increased by $113.3 million, or 20%, compared to the same period last year. The increase was primarily attributable to a $101.2 million increase in network service provider costs, net of the impact of hedging instruments, which includes a $20.2 million increase due to the incremental A2P fees introduced by a major US carrier in the previous quarter.
In the three months ended September 30, 2025, gross profit increased by $53.4 million, or 9%, compared to the same period last year. This increase was attributable to the factors impacting our revenue and cost of revenue, as described above.
Operating Expenses

	Three Months Ended
	September 30,
	2025	2024	Change
	(Dollars in thousands)
Research and development	$262,311	$261,511	$800	0%
Sales and marketing	220,627	215,560	5,067	2%
General and administrative	108,191	106,452	1,739	2%
Total operating expenses	$591,129	$583,523	$7,606	1%
In the three months ended September 30, 2025, research and development expenses increased by $0.8 million, remaining nearly flat, compared to the same period last year. Fluctuations in the various research and development expense categories were not significant either individually or in the aggregate.
In the three months ended September 30, 2025, sales and marketing expenses increased by $5.1 million, or 2%, compared to the same period last year. Fluctuations in the various sales and marketing expense categories were not significant either individually or in the aggregate.
In the three months ended September 30, 2025, general and administrative expenses increased by $1.7 million, or 2%, compared to the same period last year. Fluctuations in the various general and administrative expense categories were not significant either individually or in the aggregate.
Other (Expenses) Income, net

	Three Months Ended
	September 30,
	2025	2024	Change
	(Dollars in thousands)
Share of losses from equity method investment	$(27,506)	$(25,279)	$(2,227)	9%
Other income, net	19,242	26,522	(7,280)	(27)%
Total other (expenses) income, net	$(8,264)	$1,243	$(9,507)	(765)%
In the three months ended September 30, 2025, other (expenses) income, net, decreased by $9.5 million, or 765%, compared to the same period last year. The decrease was primarily attributable to a $7.3 million decrease in other income, net, primarily driven by unrealized gains from fluctuations in foreign currency exchange rates and a $2.2 million increase in our share of losses from our equity method investment.

Comparison of the Nine Months Ended September 30, 2025 and 2024
Revenue

	Nine Months Ended
	September 30,
	2025	2024	Change
	(Dollars in thousands)
Revenue	$3,701,290	$3,263,201	$438,089	13%
In the nine months ended September 30, 2025, revenue increased by $438.1 million, or 13%, compared to the same period last year. This increase was primarily attributable to the increased usage of our products by our existing customers, as reflected in our Dollar‑Based Net Expansion Rate of 108%, as well as an increase of $176.2 million in revenue derived from our new Active Customer Accounts. The increase also reflects $26.4 million in revenue related to the incremental A2P fees introduced by a major US carrier in the previous quarter.
Cost of Revenue and Gross Profit

	Nine Months Ended
	September 30,
	2025	2024	Change
	(Dollars in thousands)
Cost of revenue	$1,884,906	$1,584,686	$300,220	19%
Gross profit	$1,816,384	$1,678,515	$137,869	8%
In the nine months ended September 30, 2025, cost of revenue increased by $300.2 million, or 19%, compared to the same period last year. This increase was primarily attributable to a $272.3 million increase in network service providers’ costs, net of the impact of hedging instruments, which includes a $26.4 million increase due to the incremental A2P fees introduced by a major US carrier in the previous quarter. The increase was also due to a $42.7 million increase in hosting fees, which support the growth in usage of our products by our new and existing customers. These increases were partially offset by an $11.1 million decrease in customer support costs primarily driven by a decrease in personnel costs.
In the nine months ended September 30, 2025, gross profit increased by $137.9 million, or 8%, compared to the same period last year. The increase was attributable to the factors impacting our revenue and cost of revenue, as described above.
Operating Expenses

	Nine Months Ended
	September 30,
	2025	2024	Change
	(Dollars in thousands)
Research and development	$760,101	$764,753	$(4,652)	(1)%
Sales and marketing	653,464	647,888	5,576	1%
General and administrative	301,800	333,309	(31,509)	(9)%
Total operating expenses	$1,715,365	$1,745,950	$(30,585)	(2)%
In the nine months ended September 30, 2025, research and development expenses decreased by $4.7 million, or 1%, compared to the same period last year. Fluctuations in the various research and development expense categories were not significant either individually or in the aggregate.
In the nine months ended September 30, 2025, sales and marketing expenses increased by $5.6 million, or 1%, compared to the same period last year. Fluctuations in the various sales and marketing expense categories were not significant either individually or in the aggregate.

In the nine months ended September 30, 2025, general and administrative expenses decreased by $31.5 million, or 9%, compared to the same period last year. The decrease was primarily attributable to a $15.3 million decrease in professional services fees, an $11.8 million decrease in the provision for doubtful accounts and a $7.8 million decrease in charitable contributions that we made through Twilio.org.
Other Expenses, net

	Nine Months Ended
	September 30,
	2025	2024	Change
	(Dollars in thousands)
Share of losses from equity method investment	$(72,199)	$(78,794)	$6,595	(8)%
Other income, net	64,040	71,174	(7,134)	(10)%
Total other expenses, net	$(8,159)	$(7,620)	$(539)	(7)%
In the nine months ended September 30, 2025, other expenses, net increased by $0.5 million, or 7%, compared to the same period last year. The increase is primarily attributable to a $7.1 million decrease in other income, net, primarily driven by the income earned on our debt securities, partially offset by a $6.6 million decrease in our share of losses from our equity method investment.
Liquidity and Capital Resources
As of September 30, 2025, we had cash and cash equivalents of $734.8 million and short-term marketable securities of $1.7 billion. Cash equivalents consist of money market funds, commercial paper and U.S. treasury bills. Short-term marketable securities consist primarily of U.S. treasury securities, high credit quality corporate debt securities and commercial paper. The cash and cash equivalents and short-term marketable securities are held for working capital purposes.
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
In the three and nine months ended September 30, 2025, we repurchased $349.7 million in aggregate value, or 3.4 million shares, and $656.7 million in aggregate value, or 6.4 million shares, respectively, of our Class A common stock.
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
Cash Flows
The following table summarizes our cash flows:

	Nine Months Ended
	September 30,
	2025	2024
	(In thousands)
Cash provided by operating activities	$731,689	$607,795
Cash provided by investing activities	221,377	1,241,739
Cash used in financing activities	(649,660)	(1,903,802)
Net increase (decrease) in cash, cash equivalents and restricted cash	$303,406	$(54,268)
Cash Flows from Operating Activities
In the nine months ended September 30, 2025, cash provided by operating activities consisted primarily of our net income of $79.7 million adjusted for non-cash items, including $446.7 million of stock-based compensation expense, $147.9 million of depreciation and amortization expense, $72.2 million of our share of losses from an equity method investment, $56.9 million of amortization of deferred commissions, $16.6 million of non-cash reduction in our operating right-of-use asset, and $97.2 million of cumulative changes in operating assets and liabilities. With respect to changes in operating assets and liabilities, accounts receivable and prepaid expenses decreased $46.7 million primarily due to timing of cash receipts and prepayments of certain operating expenses. Accounts payable and other current liabilities decreased $55.9 million primarily driven by timing of payments to vendors. Other long-term assets increased $64.3 million primarily due to an increase in long-term prepayments to support our business and an increase in deferred sales commissions related to the growth of our business. Operating lease liabilities decreased $26.9 million due to payments made against our operating lease obligations.
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

Cash Flows from Investing Activities
In the nine months ended September 30, 2025, cash provided by investing activities was $221.4 million, primarily consisting of $263.7 million of maturities and sales of marketable securities, net of purchases, partially offset by $38.0 million related to capitalized software development costs, and $4.4 million related to purchases of long-lived assets.
In the nine months ended September 30, 2024, cash provided by investing activities was $1.2 billion, primarily consisting of $1.3 billion of maturities and sales of marketable securities, net of purchases, partially offset by $40.3 million related to capitalized software development costs and $3.5 million related to purchases of long-lived assets.
Cash Flows from Financing Activities
In the nine months ended September 30, 2025, cash used in financing activities was $649.7 million primarily consisting of $670.5 million of cash paid to repurchase 6.4 million shares of our Class A common stock, including related costs, offset by $26.3 million in proceeds from exercises of stock options and shares of Class A common stock issued under the Company’s ESPP.
In the nine months ended September 30, 2024, cash used in financing activities was $1.9 billion, primarily consisting of $1.9 billion of cash paid to repurchase 10.6 million shares of our common stock, including related costs.
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
Interest Rate Risk
We had cash and cash equivalents of $734.8 million and marketable securities of $1.7 billion as of September 30, 2025. In any given period, cash, cash equivalents and restricted cash may consist of bank deposits, money market funds, reverse repurchase agreements, commercial paper and U.S. Treasury bills. Marketable securities consist primarily of U.S. treasury securities, non-U.S. government securities, high credit quality corporate debt securities and commercial paper. The cash and cash equivalents and marketable securities are held for working capital purposes. Such interest‑earning instruments carry a degree of interest rate risk. To date, fluctuations in interest income have not been significant. The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. In March 2021, we issued $1.0 billion aggregate principal amount of our 2029 Notes and 2031 Notes carrying fixed interest rates of 3.625% and 3.875%, respectively. Due to the short‑term nature of our investments and fixed rate nature of our debt, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. A hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
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
Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2025, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

(b)    Changes in Internal Control
There were no changes in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended September 30, 2025, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Global economic and business activities continue to face widespread macroeconomic uncertainties, including market volatility, changes in international economic and trade relations, supply chain disruptions, changes in the labor market, elevated interest rates and potential increases in inflation, foreign currency exchange rate fluctuations and recession risks, which may continue for an extended period. Additionally, the instability in the political environment in many parts of the world, including in the United States, and changes and uncertainty with respect to trade policies, actual or threatened tariffs, treaties, government regulations, executive orders, directives and enforcement priorities, as well as the extended U.S. federal government shutdown, could have an adverse effect on the global economy and/or our business. Given that a majority of our revenue is usage-based and therefore impacted by general consumer sentiment and activity, our business may be more immediately and severely impacted by adverse macroeconomic conditions than those that rely primarily on subscription revenue. Additionally, increased prices resulting from the effects of tariffs and inflation could increase our operating expenses.
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
Customers may terminate or reduce their use of our products, or we may fail to attract new customers, for any number of reasons, including dissatisfaction with our products or with the value proposition of our products, our inability to meet their needs and expectations, our failure to maintain performance, reliability, security, integrity or availability of our products and infrastructure to the satisfaction of our customers, or customers’ use of competitors’ products. For example, prior instances of disruptions in our networks or systems, or those of our third-party service providers, have impacted our customers’ ability to use products on our platform for up to several hours at a time. Such issues have had, and in the future may have, an adverse impact on customer satisfaction and our ability to retain or attract customers and have caused, and may in the future cause, us to incur certain costs associated with offering credits to our affected customers.
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
Our ability to attract new customers and increase revenue from existing customers depends in large part on our ability to enhance and improve our existing products and to introduce compelling new products and enhancements that reflect the changing nature of our markets, technology, industry standards, and customer needs and preferences. Anticipating these factors requires that we allocate significant resources without any guarantee that our investments of these resources will result in increased adoption of our products by current and prospective customers. For example, we have committed, and expect to continue to commit, significant resources towards developing new products and enhancements by combining our communications products with contextual data and AI. The success of any enhancements or new products depends on several factors, including timely completion, adequate quality testing, actual performance quality, market-accepted pricing levels, customer value and the ability to provide rapid time-to-value for our customers, and the emergence of competing products and services that may be delivered at lower prices, more efficiently, conveniently or securely, or render our products obsolete. For example, if user authentication practices evolve to reduce or eliminate the use of one-time passwords, our revenue could be adversely affected. Enhancements and new products that we develop may not be introduced in a timely or cost-effective manner, may contain errors or defects, may require reworking features and capabilities, may have interoperability difficulties with our platform or other products or may not achieve the broad market acceptance necessary to generate significant revenue or increase our gross profits. Furthermore, our ability to increase the usage of our products depends, in part, on the development of new use cases for our products, which is at times driven by our developer community and may be outside of our control.
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
The providers of third-party products with which our products are integrated may modify the features, functionality, pricing, and other terms and conditions with respect to such products in a manner adverse to us and to our customers. If we are unable to maintain the integrations between our products and such third-party products, our ability to meet the needs and expectations of our customers could be adversely affected, which could adversely affect our business. Our platform must integrate with and leverage a variety of infrastructure, network, hardware, mobile and software platforms and technologies, and we need to continuously modify and enhance our products and platform to adapt to new integrations and changes and innovation in integrated technologies which may present significant complexity, obstacles or other adverse impacts on our products or our business. For example, last year we launched a new channel using Rich Communication Services (“RCS”) and we are working on a channel for Apple Messages for Business. We are also focused on the interoperability of our products across the data ecosystem. Third-party platforms may also implement changes to their policies or practices regarding privacy or other matters that may adversely impact us or our customers. In addition, our network service providers, mobile device operating system providers or inbox service providers may adopt new filtering technologies in an effort to combat spam or robocalling. For example, Apple, Google, Yahoo and other mobile device operating system providers or inbox service providers have developed, and may in the future develop, new applications or functions intended to filter spam and unwanted phone calls, messages or emails. Such technologies may inadvertently filter desired messages or calls to or from our customers. If mobile device operating system providers, inbox service providers or network service providers, our customers or their end users adopt new software platforms or infrastructure, we may be required to develop new versions of our products to work with those new platforms or infrastructure. This development effort may require significant resources, which would adversely affect our business, results of operations and financial condition. Any failure of our products and platform to operate effectively with evolving or new platforms and technologies could reduce the demand for our products. If we are unable to respond to these changes in a cost-effective manner, our products may become less marketable and less competitive or obsolete, and our business, results of operations and financial condition could be adversely affected.
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
While we achieved net income of $79.7 million in the nine months ended September 30, 2025, we have incurred net losses in each preceding year since our inception, including net losses of $109.4 million and $1.0 billion in the years ended December 31, 2024 and 2023, respectively. In addition, while we have experienced revenue growth in prior periods, it is not indicative of future revenue growth, and our revenue and revenue growth for any quarterly or annual period should not be relied upon as an indication of our future revenue or revenue growth for any future period. If we are unable to generate and sustain increased revenue levels and manage our operating expenses, we may not achieve and sustain profitability and, even if we do, we may not be able to increase our level of profitability or achieve our stated profitability goals. As we implement additional initiatives to increase revenue, our operating expenses may continue to rise over the long term, potentially including, among other things: investments in our engineering team; improvements in security and data protection; the development of new products, features and functionality and enhancements to our platform; sales and marketing; expansion of our operations and infrastructure, both domestically and internationally; and general administration, including legal, accounting and other expenses related to being a public company. Our efforts to grow our business may be more costly than we expect, and if our revenue growth does not meet estimates, we may not be able to offset our associated operating expenses, which could prevent us from achieving and sustaining profitability, or maintaining or increasing cash flow. We may incur significant losses in the future for a number of reasons, including the other risks described herein, and unforeseen expenses, difficulties, complications and delays and other unknown events. If we are unable to achieve and sustain profitability, or if we incur significant losses, the value of our business and common stock may significantly decrease.
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
In the nine months ended September 30, 2025 and the years ended December 31, 2024 and 2023, we derived 36%, 35% and 34% of our revenue from customer accounts located outside the United States, respectively. The future success of our business will depend, in part, on our ability to strategically maintain and expand our customer base worldwide. Operating in international markets requires significant resources and management attention and subjects us to regulatory, economic and political risks in addition to those we face in the United States.
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
We depend upon our IT systems to conduct virtually all of our business operations, ranging from our internal operations and research and development activities to our marketing and sales efforts and communications with our customers and business partners. We have in the past and will in the future be subject to a variety of evolving threats, including but not limited to social-engineering attacks (such as phishing), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), attacks facilitated or enhanced by AI, denial-of-service attacks (such as credential stuffing), personnel or service provider misconduct or error, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss or unavailability of data or other information technology assets, adware, telecommunications failures, earthquakes, fires, floods, natural disasters, and other similar threats.
Individuals or entities have in the past attempted and will in the future attempt to penetrate the security of our platform, or of our network or systems, and to cause harm to our business operations, including by misappropriating our proprietary information or that of our customers, employees and business partners or to cause interruptions of our products and platform. In particular, cyberattacks and other malicious internet-based activity continue to increase in frequency and magnitude, and cloud-based companies have been targeted in the past. We face various threats from traditional computer hackers, sophisticated organized crime, nation-state and nation-state supported actors, malicious code, software vulnerabilities, supply chain attacks and vulnerabilities through our third-party partners, fraud, employee theft or misuse, attempts to bribe, extort, or compromise our employees or infiltrate our workforce, password spraying, deep fakes, phishing, smishing, vishing, credential stuffing, denial-of-service attacks, and advanced persistent threat intrusions, which threaten our systems (including those hosted on cloud services), internal networks, our customers’ systems, our service providers’ networks, and the information that they store and process. Ransomware and cyber extortion attacks, including those perpetrated by organized criminal threat actors, nation-states, and nation-state-supported actors, are becoming increasingly prevalent and severe and can lead to significant interruptions in our operations, loss of data and income, reputational harm, and diversion of funds. Extortion payments may alleviate or reduce the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments. Geopolitical tensions and events may further heighten risks we and our service providers face from these and other attacks. Because the techniques used to access, disrupt or sabotage devices, systems and networks change frequently and may not be recognized until launched against a target, we expect to be required to make further investments over time to protect data and infrastructure as cybersecurity threats develop, evolve and grow more complex over time. We may also be unable to anticipate these techniques, and we may not become aware in a timely manner of any security breach or incident, which could exacerbate any damage we experience.
We depend upon our employees and contractors to appropriately handle confidential and sensitive data, including customer data, and to deploy our IT resources in a safe and secure manner that does not expose our network systems to security breaches or incidents or the loss, alteration, unavailability, or other unauthorized processing of data. We have been and expect to be subject to cybersecurity threats and incidents, including denial-of-service attacks, employee errors or individual attempts to gain unauthorized access to information systems. We also have deployed, and continue to develop and incorporate, AI solutions and features into our platform and our business, which may result in security incidents or otherwise increase cybersecurity risks. Any security incidents, including internal malfeasance or inadvertent disclosures by our employees or a third-party’s fraudulent inducement of our employees to disclose information, unauthorized access or usage, the introduction of viruses or other malicious code or any other breach or incident or disruption of our platform, systems, or networks or those of our service providers, could result in loss, corruption, unavailability, or other unauthorized processing of confidential information and sensitive personal information, and any such event, or the perception that it has occurred, may result in damage to our reputation, erosion of customer trust, loss of customers, litigation, regulatory investigations, fines, penalties and other liabilities. For example, in June and August 2022, we became aware that threat actors had conducted sophisticated social engineering campaigns against some of our employees after having obtained employee names and mobile phone numbers from unknown sources. The attack identified in August 2022, which involved smishing text messages that purported to be from our IT department, resulted in the threat actor obtaining some of our employees’ credentials and access to certain data of approximately 209 customers out of our total customer base of approximately 270,000 at that time. We notified and worked with our affected customers. We also notified appropriate regulators and addressed their questions about the incident. We took steps to remediate the incident, including enhancing our security training, improving our two factor authentication requirements, implementing additional layers of control within our VPN, reducing access to certain internal applications and tools, running simulated phishing attempts to increase employee security awareness, and increasing the refresh frequency for access to certain internal applications. Industry reports indicate that the threat actors also attacked other technology, telecommunication and cryptocurrency companies.
We also rely on various third-party service providers for business operations, to operate our platform and deliver our products, including network service providers, internet service providers, telecommunications carriers, and providers of cloud infrastructure and cloud communications, as well as third-party technology and intellectual property. Our service providers (or their sub-service providers) have in the past experienced, and may in the future experience, security breaches and incidents, including unauthorized access or inadvertent disclosures, that have exposed and may expose or make available to threat actors our data or that of our customers. Even when our systems are not compromised, if our service providers experience breaches or incidents that impact our data or our customers’ data, or result in interruptions, delays or outages in service and availability, then our reputation, customer trust, business, results of operations and financial condition could be adversely affected.
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
We and our customers are subject to numerous domestic (for example, the California Consumer Privacy Act (“CCPA”)) and foreign (for example, the General Data Protection Regulation (“GDPR”) in the European Union (“EU”)) privacy, data protection and cybersecurity laws and regulations that restrict the collection, use, disclosure and processing of personal information, including financial and health data. These laws and regulations are expanding globally, evolving, and being tested in courts, may result in increasing regulatory and public scrutiny of our practices relating to personal information and may increase our exposure to regulatory enforcement action, sanctions and litigation. The breadth and depth of ongoing changes in data protection obligations will continue to require significant time and resources, including to review our technology, systems and processes against legal and regulatory requirements.
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
We use technology and intellectual property licensed from third parties in certain of our products and our platform, and for business operations, and we expect to license additional third-party technology and intellectual property in the future. Licensed technology and intellectual property may not continue to be available on commercially reasonable terms, or at all. The loss of the right to license and distribute third-party technology could limit the functionality of our products or platform and could require us to redesign our products or platform. In addition, if the third-party technology and intellectual property we use has errors, service outages, security vulnerabilities, or otherwise malfunctions, our business operations or the functionality of our products and platform may be negatively impacted, our customers may experience outages or reduced service levels, and our business may be adversely affected.
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
We have deployed, and continue to develop and incorporate, AI solutions and features into our platform and our business, and these solutions and features may become more important to our operations, future growth or competitiveness over time. We expect to rely on AI solutions and features to help drive future growth and efficiency in our business, but there can be no assurance that we will realize the desired or anticipated benefits from AI in a timely or cost-effective manner. For example, we are focused on continued product innovations to combine our communications products with contextual data and AI. We are also building out new AI capabilities internally, including AI automation and agents in our self-service platform and in our internal operations. We may also fail to properly implement or market our AI solutions and features. Our competitors or other third parties may incorporate AI into their products, offerings, and solutions more quickly or more successfully than us, which could impair our ability to compete effectively and adversely affect our results of operations. Our ability to effectively implement and market our AI solutions and features will depend, in part, on our ability to attract and retain employees with AI expertise, and we expect significant competition for professionals with the skills and technical knowledge that we will require. Additionally, our offerings based on AI may expose us to additional claims, demands and proceedings by private parties and regulatory authorities and subject us to legal liability as well as brand and reputational harm. For example, our business, financial condition and results of operations may be adversely affected if content or recommendations that AI solutions or features assist in producing are or are alleged to be deficient, inaccurate, harmful, or biased, or if such content, recommendations, solutions, or features or their development or deployment (including the collection, use, or other processing of data used to train or create such AI solutions or features) are found to have or alleged to have infringed upon or misappropriated third-party intellectual property rights or violated applicable laws, regulations, or other actual or asserted legal or contractual obligations to which we are or may become subject. If we fail to obtain any required permissions to collect, use, or otherwise process data, including personal information, in relation to AI solutions or features, or if we jeopardize the privacy or security of such information, it could adversely affect our business, results of operations and financial condition. The legal, regulatory, and policy environments around AI are evolving rapidly, and we may become subject to new and evolving legal and other obligations. These and other developments may require us to make significant changes to our use of AI, including by limiting or restricting our use of AI, require us to make significant changes to our policies and practices, and necessitate expenditure of significant time, expense, and other resources. AI also presents emerging ethical issues, and if our use of AI becomes controversial, we may experience brand or reputational harm.
Risks Related to Legal and Regulatory Matters
Certain of our products are subject to telecommunications-related regulations, and future legislative or regulatory actions could adversely affect our business, results of operations and financial condition.
As a provider of communications products and a licensed telecommunications provider, we are subject to evolving federal, state and international regulations relating to privacy, telecommunications, consumer protection and other requirements. If we do not comply with such requirements, we could be subject to enforcement actions, fines, loss of licenses and possibly restrictions on our ability to operate or offer certain of our products. Any enforcement action by the FCC or another regulatory authority, which may be a public process, would hurt our reputation in the industry, could erode customer trust, possibly impair our ability to sell our VoIP, other telecommunications products and/or other services to customers and could adversely affect our business, results of operations and financial condition.
Certain of our products are subject to a number of regulations and laws that are administered by the FCC and other federal authorities. Among others, we must comply (in whole or in part) with:
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
In addition, Congress and the FCC continue to focus on mitigating the prevalence of robocalls and robotexts, including by requiring providers to implement call authentication technologies such as Signature-based Handling of Asserted Information Using toKENs and Secure Telephone Identity Revisited, which together establish a set of technical standards and protocols that allow for the authentication and verification of caller ID information, adopting stricter Robocall Mitigation Database (“RMD”) filing requirements and increasing the base forfeiture amount for submitting false or inaccurate statements to the RMD. Combating illegal calls is one of the FCC’s top consumer protection priorities, and the FCC continues to take steps to strengthen, expand and enforce its rules against the origination and carrying of illegal robocalls and robotexts. We cannot predict whether the FCC will require more or different robocall and robotext mitigation measures than those we have or are planning to implement. New regulations or requirements that restrict the types of customers allowed to use our platform or impose overly burdensome requirements for our customers could limit the customers that we are able to serve. In addition, the extension of telecommunications regulations to our non-interconnected VoIP services or messaging products could result in additional federal and state regulatory obligations and taxes.
Additionally, some states have adopted, proposed or may propose, regulations that may subject us to additional registration, reporting, resiliency and/or compliance obligations, including laws similar to the TCPA. New and/or different state-level regulations increase our compliance costs and the risk of enforcement action against us, which in turn could adversely affect our business, results of operations and financial condition.
Internationally, we currently offer our products in more than 180 countries and territories and continue to expand. When we enter new countries and as our presence and market share in such countries grow, our potential regulatory and licensing obligations and scrutiny increase, which increases our compliance costs and could impact our products and platform, create operational challenges, or prevent us from offering or providing our products in certain countries.
Moreover, the regulation of CPaaS companies continues to evolve internationally and many existing regulations may not fully contemplate the CPaaS business model or how it fits into the communications regulatory framework. As a result, the application, interpretation or enforcement of regulations often involve significant uncertainties. In many countries, a number of our products or services are subject to licensing and communications regulatory requirements, which increases the level of scrutiny and enforcement by regulators. Future legislative, regulatory or judicial actions impacting CPaaS services could also increase the cost and complexity of compliance and expose us to liability. For example, in some countries, some or all of the services we offer are not considered regulated telecommunications services, while in other countries they are subject to telecommunications regulations, including but not limited to payment into universal service funds, licensing fees, reporting requirements, provision of emergency services, provision of information to support emergency services and number portability as well as requirements to combat scams and fraud. Failure to comply with these regulations could result in our company being issued remedial directions to undertake independent audits and implement effective systems, processes and practices to ensure compliance, significant fines or being prohibited from providing telecommunications services in a jurisdiction.
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
The actual or perceived improper sending of text messages or voice calls may subject us to potential risks, including liabilities or claims relating to consumer protection laws and regulatory enforcement, including fines. For example, the TCPA restricts telemarketing and the use of automatic SMS text messages without prior express consent. TCPA violations can result in significant financial penalties, as businesses can incur civil or criminal penalties imposed by the FCC, FTC, state attorneys general or other state actors or through private litigation. Regulatory enforcement is often public, which would result in reputational harm.

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
Moreover, certain customers may use our platform to transmit unwanted, offensive or illegal messages, calls, spam, phishing scams, and website links to harmful applications, reproduce and distribute copyrighted material or the trademarks of others without permission, and report inaccurate or fraudulent data or information. These issues also arise with respect to a portion of those users who use our platform on a free trial basis or upon initial use. These actions are in violation of our policies and in particular, our Acceptable Use Policy. Our efforts to defeat spamming attacks, illegal robocalls and other fraudulent activity will not prevent all such attacks and activity. These attacks and activity are also being facilitated or enhanced by evolving technologies, including AI. Such use of our platform could damage our reputation and we could face claims for damages, regulatory enforcement, copyright or trademark infringement, defamation, negligence, or fraud. Furthermore, enacting more stringent controls on our customers’ use of our platform to combat such violations of our Acceptable Use Policy could increase friction for our legitimate customers and decrease their use of our platform.
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
As of September 30, 2025, we had $1.0 billion of indebtedness outstanding (excluding intercompany indebtedness). Our indebtedness may:
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
We review our intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. As of September 30, 2025, we carried a net $5.4 billion of goodwill and intangible assets. An adverse change in market conditions or significant changes in accounting conclusions, particularly if such changes have the effect of changing one of our critical assumptions or estimates, could result in a change to the estimation of fair value that could result in an impairment charge to our goodwill or intangible assets. For example, during the year ended December 31, 2023, we recorded an impairment of intangible assets related to Segment totaling approximately $285.7 million, as described in additional detail in Note 6 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2023. Any such charges may adversely affect our results of operations.
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
Historically, we have not billed or collected taxes in certain jurisdictions and, in accordance with GAAP, we have recorded a provision for our tax exposure in these jurisdictions when it is both probable that a liability has been incurred and the amount of the exposure can be reasonably estimated. We reserved $43.8 million on our September 30, 2025 balance sheet for these tax payments. These estimates include several key assumptions, including, but not limited to, the taxability of our products, the jurisdictions in which we believe we have nexus or a permanent establishment, and the sourcing of revenues to those jurisdictions. In the event these jurisdictions challenge our assumptions and analysis, our actual exposure could differ materially from our current estimates and reserves. If the actual payments we make to any jurisdiction exceed the accrual in our balance sheet, our results of operations would be harmed. In addition, some customers may question the incremental tax charges and seek to negotiate lower pricing from us, which could adversely affect our business, results of operations and financial condition.
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
In January 2025, our board of directors authorized the repurchase of up to $2.0 billion of our common stock from time to time through a share repurchase program. As of September 30, 2025, we had repurchased $656.7 million of outstanding shares of our common stock under this program, such that approximately $1.3 billion remained available for purchase as of such date. Under our share repurchase program, we may make repurchases of stock through a variety of methods, including open share market purchases, privately negotiated purchases, entering into one or more confirmations or other contractual arrangements with a financial institution counterparty to effectuate one or more accelerated stock repurchase contracts, forward purchase contracts or similar derivative instruments, Dutch auction tender offers, or through a combination of any of the foregoing, in accordance with applicable federal securities laws. Our share repurchase program terminates at 11:59 pm Pacific Time on December 31, 2027, does not obligate us to repurchase any specific number of shares, and may be suspended at any time at our discretion and without prior notice. The timing and amount of any repurchases, if any, will be subject to liquidity, stock price, market and economic conditions, compliance with applicable legal requirements such as Delaware surplus and solvency tests and other relevant factors. Any failure to repurchase stock after we have announced our intention to do so may negatively impact our reputation and investor confidence in us and may negatively impact our stock price.

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
During the three months ended September 30, 2025, we issued 22,102 shares of our Class A common stock to an independent donor advised fund to further our Twilio.org philanthropic goals. The shares were “restricted securities” for purposes of Rule 144 under the Securities Act, and had an aggregate fair market value on the date of donation of $2.1 million. The foregoing transaction did not involve any underwriters, any underwriting discounts or commissions, or any public offering. We believe the offer, sale and issuance of the above shares were exempt from registration under the Securities Act by virtue of Section 4(a)(2) of the Securities Act because the issuance of the shares did not involve a public offering.
Issuer Purchases of Equity Securities
The following table summarizes the share repurchase activity for the three months ended September 30, 2025:

	Total Number of Shares Purchased(1)	Average Price Paid Per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
	(In thousands)		(In thousands)	(In millions)
July 1 - 31, 2025	185	$121.83	185	$1,671
August 1 - 31, 2025	2,456	$101.45	2,456	$1,422
September 1 - 30, 2025	748	$104.41	748	$1,343
	3,389		3,389
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
Item 5. Other Information

Securities Trading Plans of Directors and Executive Officers

During the three months ended September 30, 2025, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (each as defined in Item 408 of Regulation S-K).

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

TWILIO INC.

October 31, 2025	/s/ KHOZEMA Z. SHIPCHANDLER
Khozema Z. Shipchandler Director and Chief Executive Officer (Principal Executive Officer)

October 31, 2025	/s/ AIDAN VIGGIANO
Aidan Viggiano Chief Financial Officer (Principal Accounting and Financial Officer)