Form 10-K
period 2025-12-31
TWILIO INC
filed 2026-02-24
CIK 1447669

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________
FORM 10-K
_____________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934
For the fiscal year ended December 31, 2025

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
The aggregate market value of stock held by non-affiliates as of June 30, 2025 (the last business day of the registrant's most recently completed second quarter) was $18.7 billion based upon $124.36 per share, the closing price of the registrant’s Class A common stock on that date on the New York Stock Exchange. Determination of stock ownership by non-affiliates was made solely for the purpose of responding to this requirement and the registrant is not bound by this determination for any other purpose.
As of February 10, 2026, 151,513,999 shares of the registrant’s Class A common stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive Proxy Statement for the 2026 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant's fiscal year ended December 31, 2025.

TWILIO INC.
Annual Report on Form 10-K
For the Year Ended December 31, 2025

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
Unless otherwise indicated or the context otherwise requires, all references in this Annual Report on Form 10-K to “Twilio,” the “Company,” “we,” “our,” “us,” or similar terms are to Twilio Inc. and its consolidated subsidiaries.

PART I - FINANCIAL INFORMATION
Item 1. Business
Overview

We envision a world in which every digital interaction is amazing. By combining our leading communications capabilities with rich contextual data and artificial intelligence (“AI”), we provide the infrastructure for businesses of all sizes to revolutionize how they engage with their customers by delivering seamless, trusted, and personalized customer experiences at scale.

We offer highly customizable communications application programming interfaces (“APIs”) that enable developers to embed numerous forms of messaging, voice, email, and video interactions into their customer-facing applications, as well as software products that target specific engagement needs, including our digital engagement centers, marketing campaigns, and user authentication and identity solutions. This combination of flexible APIs and software solutions, together with our customer data capabilities, helps businesses of all sizes and across numerous industries to benefit from smarter and more streamlined engagement at every step of the customer journey, including reduced customer acquisition costs, lasting loyalty, and increased customer value. The value proposition of our offerings has become stronger and our products have become more strategic to our customers as businesses are increasingly prioritizing building more personalized and differentiated customer engagement experiences through digital channels.

We have experienced substantial growth in our business since inception, and as of December 31, 2025, we had over 402,000 Active Customer Accounts representing organizations from small and medium-sized businesses to large enterprises across a broad range of industries. Our growth has predominantly been organic as a result of new customer acquisition, as well as customers increasing their usage of our products, extending their usage of our products to new applications, or adopting new products that we offer. We have also fueled our growth through strategic acquisitions and integrations of businesses that complemented our pre-existing products and allowed us to expand our platform and to add new customer accounts.

Our Platform

The Twilio platform combines our communications channels and software solutions with contextual data and AI-powered orchestration, enabling businesses to deliver amazing customer engagement across the entire customer journey. Our platform provides a trusted, simple, and smart infrastructure foundation that customers can build on. We help enable conversations that are two-way and omnichannel by default, providing customers a tailored experience — at scale.

We offer highly customizable APIs and products to build rich contextual communications within applications, allowing developers to build orchestrated engagements with customers worldwide. We also offer solutions for user authentication and identity, and advanced compliance and regulatory management software to support success within a changing ecosystem of regulations. Additionally, our customer data capabilities enable businesses to collect, contextualize, and leverage first-party and real-time customer data to create highly personalized experiences and campaigns across multiple channels. They also allow businesses to break down data silos across their organizations and to leverage a single unified source of customer data for their various business teams. Our products can be used individually or in combination to enable more personalized, timely, and impactful communications and engagements across the customer journey.
Our platform is connected to our Super Network, a software layer that enables our customers’ applications to communicate with devices globally. The Super Network interconnects communications networks and inbox services providers around the world and continually analyzes billions of data points to optimize the quality and cost of communications that flow through our platform. The Super Network also contains a set of APIs that gives our customers access to additional foundational components offered through our platform, such as phone numbers and session initiation protocol trunking.
Our key products include:
•Messaging. Twilio Programmable Messaging (“Messaging”) is an API to send and receive SMS, MMS, RCS, and over-the-top (e.g., WhatsApp and Facebook Messenger) messages globally over a variety of sender types. Messaging uses intelligent sending features to ensure messages reliably reach end users wherever they are. Our customers use Messaging across numerous use cases, including account notifications, marketing, mass alerts, and order confirmations, as well as multi-party and conversational use cases, such as conversational marketing, sales support, and customer care.

•Voice. Twilio Programmable Voice (“Voice”) is an API that allows developers to build solutions to make, manage, and receive phone calls globally through a browser, application, phone, or other methods. Our voice software, which works over both the traditional public switched telephone network and over Internet Protocol (“VoIP”), allows developers to incorporate advanced voice functionality such as integrations with AI-based virtual agents, text-to-speech and speech-to-text, global conferencing, emergency calling, call recording, and media streams, as well as address use cases such as contact centers, interactive voice response systems, call tracking, analytics solutions and anonymized communications.
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
•User Authentication and Identity. Our User Authentication and Identity solutions enable businesses to verify, authenticate, and manage users. Twilio Verify (“Verify”) is a managed solution for multi-channel user verification, which effectively adds security at the point of new user activation and onwards, providing a low-friction and secure login experience. Using Verify, businesses can add an extra layer of security to their applications through a range of secure authentication methods, including one-time passwords over SMS, voice, email, push-based authentication, as well as phishing resistant authentication with passkeys. Verify includes Fraud Guard, which is aimed at automatically blocking fraudulent messages resulting from artificially inflated traffic or SMS pumping. Additionally, Twilio Lookup API provides real-time mobile-based identity intelligence that can reduce fraud risks and improve message delivery.
•Segment. Twilio Segment (“Segment”) is our customer data platform that provides businesses with the tools to harness the power of contextual data by unifying real-time information collected throughout each customer’s journey into a unique profile. Segment helps businesses create precise audiences, continuous experiences, and contextual personalization with a unified view of the customer, seamless journey orchestration, and easy-to-use AI based on trusted data to save time and achieve results. Segment offers hundreds of out-of-the-box connections to collect web and mobile app data via a single API, transform and load it into cloud warehouses, and activate it back to business tools with Reverse ETL (Extract, Transform, Load) and customizable pipelines. It also provides privacy and compliance tools, unifies cross-channel data into trusted customer profiles for enrichment and machine learning (“ML”), enables real-time personalization and journey orchestration, and uses generative and predictive AI to build targeted audiences and deliver 1:1 experiences at scale.

We generate revenue from our platform through a combination of usage-based and subscription-based fees. Revenue generated from Messaging, Voice, and User Authentication and Identity is primarily recognized on a usage basis. Revenue generated from Email and Segment is primarily recognized on a subscription basis. We experience seasonal trends due to increased consumer activity in the fourth quarter.
Our Strategy

Our strategy is rooted in streamlining our platform and delivering a trusted, intuitive customer experience. With the Twilio platform serving as the foundational infrastructure layer that embeds communications, contextual data, and AI in one place, we aim to help businesses engage more effectively with fast, relevant, and personalized interactions. We are concentrating on the highest-impact product areas for our future, and we intend to pursue the following strategies:

•One Platform to Enable Amazing Customer Engagement. We are focused on harnessing Twilio’s foundational strengths in communication channel offerings, global scale, developer loyalty, and contextual data assets to deliver a single cohesive platform for frictionless, context-driven interactions through trust at scale, simplified complexity, and smart engagement. Our investments in platform innovation include pre-built solutions and integrations, including cross-channel orchestration capabilities. These are designed to help customers reduce friction and streamline how they add communication channels, to deliver amazing customer engagement.

•Winning in Customer Data. The foundation of our platform is the real-time collection of customer interactions across channels, platforms, and systems. We aim to capitalize on communications data and contextual consumer insights to offer better engagement, with more proactive and personalized experiences, fueling more effective marketing, sales, and customer support.

•Enabling and Leveraging AI. We believe AI and ML have the potential to increase the value and reach of our platform capabilities, and make every customer interaction more personalized and intelligent. We are continuing to invest in AI-enabled products and features for our customers, as well as internal applications to automate processes and help our business run more efficiently. We are also focused on partnering with AI companies, capitalizing on the value of our communications capabilities for building AI solutions.

•Efficient Go-to-Market Execution. We are focused on improving profitability and growing our market share. To achieve this, we are focused on bolstering our independent software vendor (“ISV”) and other partner relationships, improving our self-service capabilities, cross-selling our products, and expanding internationally.

•Driving Operating Leverage Across our Business. We are implementing several organizational initiatives targeted at simplifying, modernizing, and improving the efficiency of our business processes, introducing automation and AI into our internal operations, enhancing our fiscal discipline on all levels, and enacting workforce planning initiatives.
Competition

The markets for our products are rapidly evolving and are increasingly competitive. Our competitors are primarily (i) communications platform-as-a-service (“CPaaS”) companies that offer communications products and applications, (ii) regional network service providers that offer limited developer functionality on top of their own physical infrastructure, (iii) customer relationship management and customer experience vendors, (iv) standalone customer data platform vendors and (v) other software companies that compete with portions of our product line.

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
Research and Development
Our research and development efforts are focused on bringing communications, data, and AI together into a single platform that enables fast, relevant, and personalized interactions.
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
As of December 31, 2025, we had 2,632 employees in our research and development organization.
Sales and Marketing
Our sales and marketing teams work closely together to drive awareness and adoption of our platform. We leverage our brand, marketing programs, and conferences, such as SIGNAL, to expand our go-to-market motions. Our go-to-market model has three motions: self-service, sales-led, and partner-led.

Developers and other technical customers are able to access our easy-to-configure APIs and tools along with our extensive self-service documentation and customer support team, to embed our products into their applications. These self-service customers can then provide their billing information to either make an upfront prepayment that is drawn down as they use our products, or subscribe to a plan, depending on the product they deploy.
Enterprises and other organizations with complex, high-scale business needs have access to our sales and solutions team to support their businesses across their customer journey. This is a direct sales motion and is supported by sales development, field marketing, solution engineers, and other specialized sales teams. This model emphasizes value-based discovery, technical proof of concept, and building strong customer relationships. Our sales organization targets technical, marketing, and business leaders who are seeking to leverage software to drive superior customer engagement and competitive differentiation. Our sales and specialist teams also support our ISV partners, who leverage our APIs to build software and services that they can resell to their customers across a varying number of use cases and verticals.
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
As of December 31, 2025, we had 2,265 employees in our sales and marketing organization.
Customer Support and Services
To make learning how to use our products straightforward, we provide all users with comprehensive documentation, how-to guides, and tutorials. These resources are further enriched by contributions from our active customer community. Additionally, we offer support options tailored to meet individual customer needs including both free and paid personalized plans.

All customers receive free support, including through our AI agents, Help Center Assistant, customer service representatives and access to technical documentation. We also maintain a status page on our website that provides real-time updates on any known incidents, outages or degradation on our API platform and external carrier connections. Customers can also sign up to receive automatic updates and notifications without needing to contact customer support. Furthermore, customers can engage with the wider Twilio community for guidance and assistance in resolving API-related issues.
Additionally, we generally offer three paid tiers of support for our communications products with increasing levels of availability and guaranteed response times. Our highest tier plan, intended for our largest customers, includes a technical account manager, duty manager coverage, and quarterly status reviews. Similarly, our subscription products generally feature a base level of customer support plus premium, paid support options. Our support model is global, with coverage available 24x7.
We also offer professional services which provide in-depth, hands-on, fee-based packages of advisory, software architecture, integration and coding services to existing and prospective customers and partners to optimize their use of the Twilio platform. For Segment, offerings include services for implementing digital engagement center solutions and customer data platform design. For other products, offerings include email implementation and deliverability, and configuration and integration of our communications channels.
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
As of December 31, 2025, in the United States, we have been issued 382 patents, which expire between 2029 and 2044. As of such date, we also had 49 issued patents in foreign jurisdictions, all of which are related to our U.S. patents and patent applications. We have also filed various applications for protection of certain aspects of our intellectual property in the United States and internationally. In addition, as of December 31, 2025, we had 53 registered trademarks in the United States and 749 registered trademarks in foreign jurisdictions.

We seek to protect our intellectual property and other proprietary rights by, among other things, implementing, maintaining, and enforcing a policy that requires our employees, independent contractors and certain suppliers involved in developing intellectual property for us or on our behalf to enter into agreements acknowledging that all work product or other forms of intellectual property generated, created, reduced to practice, conceived, or otherwise developed by them on our behalf are owned by us such that we can use the intellectual property they develop for our business purposes.
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
Compliance with current and future laws and regulations, and changes in their enforcement and interpretation, may significantly increase our compliance costs and otherwise adversely affect our business and results of operations. For additional information about laws and regulations applicable to our business, see Part I, Item 1A, “Risk Factors–Risks Related to Cybersecurity, Data Privacy and Intellectual Property” and “Risk Factors–Risks Related to Legal and Regulatory Matters” in this Annual Report on Form 10-K.
The Twilio Magic
We believe there is a unique spirit to Twilio, manifested in who we are and how we work together. We value and invest in a positive culture of optimism, innovation, and accountability. Our values, which we call the Twilio Magic, remind us every day who we are at our core and guide how we act and how we make decisions.
Twilio.org
Communications play a critical role in solving some of the world’s toughest social challenges—it is the foundation for engaging individuals or communities and guiding them toward the resources they need. From empowering people affected by violence with critical resources, to streamlining staff and volunteer coordination, nonprofits leverage communication technology to help individuals build long term well-being and to help communities recover from humanitarian crises. Through Twilio.org, which is a part of our company and not a separate legal entity, we donate and sell our products at a reduced rate to nonprofits and offer grant funding to help scale these organizations’ missions. In 2015, we reserved 1% of Twilio's common stock to fund Twilio.org. As of December 31, 2025, 265,225 shares of Twilio Class A common stock were set aside for Twilio.org charitable activities. In 2025, over 30,000 social impact customers used Twilio products and funding to reach more than 803 million people worldwide.
Our Employees and Human Capital Resources
We believe that our employees are critical to our success, and in the importance of making sure they are equipped, enabled and empowered to have an impact. As of December 31, 2025, we had a total of 5,587 employees, including 2,738 employees located outside of the United States.
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
Information about Geographic Revenue
Information about geographic revenue is set forth in Note 17 of our Notes to Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.
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
•our ability to compete effectively in intensely competitive and rapidly evolving markets;
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
Global economic and business activities continue to face widespread macroeconomic uncertainties, including market volatility, changes in international economic and trade relations, supply chain disruptions, changes in the labor market, elevated interest rates and potential increases in inflation, foreign currency exchange rate fluctuations and recession risks, which may continue for an extended period. Additionally, the instability in the political environment in many parts of the world, including in the United States, and changes and uncertainty with respect to trade policies, actual or threatened tariffs, treaties, government regulations, executive orders, directives and enforcement priorities, as well as any ongoing or potential U.S. federal government shutdown, may adversely affect the global economy and/or our business. Given that a majority of our revenue is usage-based and therefore impacted by general consumer sentiment and activity, our business may be more immediately and severely impacted by adverse macroeconomic conditions than those that rely primarily on subscription revenue. Additionally, increased prices resulting from the effects of tariffs and inflation could increase our operating expenses.
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
•our ability to expand our customer base and the markets that our products address, attract and retain new customers, obtain renewals from existing customers and cross-sell or otherwise increase revenue from existing customers;
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
•the effectiveness of our sales and marketing efforts, the productivity of our sales force, and the length and complexity of the sales cycle for certain of our products or customers;
•changes in the mix or amount of products that our customers use, and that are sold in the United States versus internationally, during a particular period;
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
To grow our business, we must continue to attract new customers, increase usage of our existing products and new product adoption by existing customers, and successfully market new products, including products with higher gross margins, and do so in a cost-effective manner. Our sales and marketing teams work closely together to drive awareness and adoption of our platform. We leverage our brand, marketing programs and conferences, such as SIGNAL, to expand our go-to-market motions. Our go-to-market model has three motions: our self-service platform, primarily aimed at developers and other technical customers; our direct sales motion, primarily aimed at enterprises and other organizations with complex, high-scale business needs; and our partner-led motion, including resellers, distributors, and strategic partners, such as ISVs, technology partners and systems integrators, which is primarily aimed at customers who do not have the available developer resources or expertise to build our products into their own applications.

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
The providers of third-party products with which our products are integrated may modify the features, functionality, pricing, and other terms and conditions with respect to such products in a manner adverse to us and to our customers. If we are unable to maintain the integrations between our products and such third-party products, our ability to meet the needs and expectations of our customers could be adversely affected, which could adversely affect our business. Our platform must integrate with and leverage a variety of infrastructure, network, hardware, mobile and software platforms and technologies, and we need to continuously modify and enhance our products and platform to adapt to new integrations and changes and innovation in integrated technologies which may present significant complexity, obstacles or other adverse impacts on our products or our business. For example, we recently launched a new channel using Rich Communication Services (“RCS”) and we are working on a channel for Apple Messages for Business. We are also focused on the interoperability of our products across the data ecosystem. Third-party platforms may also implement changes to their policies or practices regarding privacy or other matters that may adversely impact us or our customers. In addition, our network service providers, mobile device operating system providers or inbox service providers may adopt new filtering technologies in an effort to combat spam or robocalling. For example, Apple, Google, Yahoo and other mobile device operating system providers or inbox service providers have developed, and may in the future develop, new applications or functions intended to filter spam and unwanted phone calls, messages or emails. Such technologies may inadvertently filter desired messages or calls to or from our customers. If mobile device operating system providers, inbox service providers or network service providers, our customers or their end users adopt new software platforms or infrastructure, we may be required to develop new versions of our products to work with those new platforms or infrastructure. This development effort may require significant resources, which would adversely affect our business, results of operations and financial condition. Any failure of our products and platform to operate effectively with evolving or new platforms and technologies could reduce the demand for our products. If we are unable to respond to these changes in a cost-effective manner, our products may become less marketable and less competitive or obsolete, and our business, results of operations and financial condition could be adversely affected.
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

The current and prospective markets for our products are intensely competitive and rapidly evolving, and if we do not compete effectively or if these markets fail to grow as expected, our business, results of operations and financial condition could be harmed.
The current and prospective markets for our products are rapidly evolving, significantly fragmented and highly competitive, in some cases with relatively low barriers to entry, and may fail to grow as expected or decline over time. The principal competitive factors of these markets include completeness of offering, credibility with customers, ability to differentiate our products against competing offerings, global reach, ease of integration and programmability, product features, platform scalability, reliability, deliverability, security and performance, brand awareness and reputation, the strength of sales and marketing efforts, customer support, and the cost of deploying and using products, as well as our customers’ perception of the value and necessity of our products and platform. Our competitors are primarily (i) CPaaS companies that offer communications products and applications, (ii) regional network service providers that offer limited developer functionality on top of their own physical infrastructure, (iii) customer relationship management and customer experience vendors, (iv) standalone customer data platform vendors and (v) other software companies that compete with portions of our product line.
Some of our competitors and potential competitors are larger and have greater name recognition, longer operating histories, more established customer relationships, larger budgets, lower operating costs, and significantly greater resources than we do. As a result, our competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards, customer requirements or changing economic conditions. Our competitors may also offer products or services that address one or a limited number of functions at lower prices, with greater depth than our products or in different geographies. Our current and potential competitors have in the past and may in the future develop and market products and services with comparable functionality to our products, and this could lead us to decrease prices in order to remain competitive. In addition, customers may reduce or delay spending on our products or substitute alternative solutions in response to pricing pressures, budget constraints or changing business priorities.
With the introduction of new products and services and new market entrants, we expect competition to intensify in the future. Industry developments and evolving technology, such as AI, may also impact our competitive landscape and the factors required to compete effectively in current or prospective markets. Our ability to grow will depend in part on our success in expanding the scope of our products and entering new markets, and there can be no assurance that the markets will grow or that our products will achieve meaningful adoption within them. As we expand the scope of our products, we may face additional competition and, in some cases, may find our products in competition with those of our customers, which could cause them to replace our products with competitive offerings. If one or more of our competitors were to merge or partner with another of our competitors or our suppliers, the change in the competitive landscape could also adversely affect our ability to compete effectively. For example, certain of our competitors have engaged in acquisition activity, and we expect that our competitors will continue to evaluate the acquisition of companies and technologies that could increase competition with our products in the future. In addition, some of our competitors have lower list prices than us, which may be attractive to certain customers even if those products have different or lesser functionality. Pricing pressures and increased competition generally could result in reduced revenue, reduced margins, increased losses or the failure of our products to achieve or maintain widespread market acceptance, any of which could harm our business, results of operations and financial condition.
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
While we achieved net income of $33.8 million in the year ended December 31, 2025, we have incurred net losses in each preceding year since our inception, including net losses of $109.4 million and $1.0 billion in the years ended December 31, 2024 and 2023, respectively. In addition, while we have experienced revenue growth in prior periods, it is not indicative of future revenue growth, and our revenue and revenue growth for any quarterly or annual period should not be relied upon as an indication of our future revenue or revenue growth for any future period. If we are unable to generate and sustain increased revenue levels and manage our operating expenses, we may not achieve and sustain profitability and, even if we do, we may not be able to increase our level of profitability or achieve our stated profitability goals. As we implement additional initiatives to increase revenue, our operating expenses may continue to rise over the long term, potentially including, among other things: investments in our engineering team; improvements in security and data protection; the development of new products, features and functionality and enhancements to our platform; sales and marketing; expansion of our operations and infrastructure, both domestically and internationally; and general administration, including legal, accounting and other expenses related to being a public company. Our efforts to grow our business may be more costly than we expect, and if our revenue growth does not meet estimates, we may not be able to offset our associated operating expenses, which could prevent us from achieving and sustaining profitability, or maintaining or increasing cash flow. We may incur significant losses in the future for a number of reasons, including the other risks described herein, and unforeseen expenses, difficulties, complications and delays and other unknown events. If we are unable to achieve and sustain profitability, or if we incur significant losses, the value of our business and common stock may significantly decrease.
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
We interconnect with fixed and mobile network service providers around the world to deliver our products. Although we have, or are in the process of acquiring, authorization to provide voice and messaging services and for direct access to phone numbers in many countries, we expect to continue to rely to some extent on network service providers for these services. Reliance on network service providers subjects us to regulatory, competitive and other industry related changes over which we have little or no control. In addition, our reliance on network service providers subjects us to fees, penalties, administrative and technical requirements, each of which are subject to change. Similarly, in some cases, we utilize intermediaries for direct access to networks. Although we have, or are in the process of securing, direct connections with network service providers in many countries, we expect to continue to rely on intermediaries for these services to some extent. These intermediaries also charge us changing fees and at times have offerings that compete directly with our products. We also interconnect with internet service providers around the world to deliver our email products, and expect to continue to rely on such providers.

Reliance on these providers poses risks to the quality of our services, primarily by limiting our control, operating flexibility, and ability to timely identify and respond to necessary service changes, and by subjecting us to service interruptions or outages. Reliance on such providers in the past has caused, and may in the future cause, errors, service outages, security incidents, or poor-quality communications on our products, and we could encounter difficulty identifying the source of the problem. This has in the past, and may in the future, cause harm to our brand, result in lost revenue, and cause us to lose existing and prospective customers.

The fees we pay to these providers also subject us to risks. We are exposed to significant fluctuations in applicable fees paid to network service providers, intermediaries, and internet service providers. These fees are outside of our control and we are not able to predict the magnitude or timing of changes to such fees. Additional or increased fees charged by such providers have resulted, and could in the future result, in increases to our costs and other impacts on our financial results. For example, recent increases to A2P messaging fees charged by major U.S. mobile carriers are expected to create a modest headwind on our margins going forward, and such fees may increase further over time. In some markets, fees charged by our network service providers change daily or weekly. We may not be able to change our customer pricing as rapidly, and absorbing these costs could adversely affect our business and results of operations. Further, even when we do pass fee increases through to customers, it typically increases revenue and cost of revenue such that while gross profit dollars are not impacted, it has a negative impact on gross margins. While historically we have responded to many fee increases through negotiating efforts, absorbing increased costs or passing fees through to customers, we may be unable to respond in these ways in the future without a material negative impact to our business. Our ability to respond to fee increases may also be constrained by equivalent increases by other providers in a particular market, fees that are disproportionately large compared to underlying prices paid by our customers, or market or other conditions limiting our ability to increase the prices we charge for our products.

We also face risks related to losing access to these services. Many of these providers do not have long-term committed contracts with us and may interrupt services or terminate their agreements with us without notice. We may not be able to replace these services on a cost-effective basis, or at all, and even if we can, replacing providers may be time-consuming, costly and result in delays.

Any of the foregoing consequences of our reliance on network service providers, intermediaries and internet service providers to deliver our products could adversely impact our business, results of operations and financial condition.
Failure to set optimal prices for our products could adversely impact our business, results of operations and financial condition.

We face risks associated with optimally pricing our products, particularly given the dynamic nature of our usage-based pricing. The fees that we pay to network service providers can vary, in some markets daily or weekly, differ across countries, and are affected by volume and other factors that may be outside of our control and which are difficult to predict. As a result, we may incur increased costs that we may be unable or unwilling to pass through to our customers. If we do pass increased fees through to our customers, it could adversely affect customer relationships or cause customers to seek lower-cost alternatives.

We periodically adjust the pricing for our products and expect to continue to. Many of our usage-based customers have contracts with negotiated pricing, and our subscription contracts also have negotiated pricing. New products or price reductions by competitors may prevent us from retaining or attracting customers based on our historical pricing, and we may otherwise be required or choose to reduce our pricing. Any such price reductions, lost customers, or other failure to optimize our pricing could adversely impact our business, results of operations and financial condition.
Our international operations expose us to risks inherent in global operations.
In the years ended December 31, 2025, 2024 and 2023, we derived 36%, 35% and 34% of our revenue from customer accounts located outside the United States, respectively. The future success of our business will depend, in part, on our ability to strategically maintain and expand our customer base worldwide. Operating in international markets requires significant resources and management attention and subjects us to regulatory, economic and political risks in addition to those we face in the United States.
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
Also, due to costs from our international operations and network service provider fees outside of the United States, which generally are higher than domestic rates, our gross margin for messages terminating internationally is typically lower than our gross margin for messages terminating domestically. As a result, our gross margin has been, and may continue to be, adversely impacted by our international operations. If we, or our international business partners, fail to manage any of these risks successfully, it could harm our international operations and adversely affect our business, results of operations and financial condition.
We may not realize potential benefits from our acquisitions, partnerships and investments because of difficulties related to integration, the achievement of synergies, and other challenges.
Our success will depend, in part, on our ability to expand our products and grow our business to meet the needs of current and prospective customers. In some circumstances, we may determine to do so through acquisitions, partnerships or investments in businesses and technologies that are complementary to our business. There can be no assurances that such transactions will result in the anticipated benefits, and it is possible that there could be a loss of our key employees and customers, disruption of ongoing businesses or unexpected issues, higher than expected costs, the diversion of management attention and resources from day-to-day business operations and an overall post-completion process that takes longer than originally anticipated. In addition, the following issues, among others, may need to be addressed in order to realize the anticipated benefits of any acquisitions, partnerships or investments:
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

Risks Related to Cybersecurity, Data Privacy and Intellectual Property
Breaches of or other incidents impacting our networks or systems, or those of our third-party service providers, could degrade our ability to conduct our business, compromise the integrity of our products, platform and data, result in significant loss or unavailability of data and the theft of our intellectual property, damage our reputation, expose us to liability to third parties and require us to incur significant additional costs to maintain the security of our networks and data.

We depend upon our IT systems to conduct virtually all of our business operations, ranging from our internal operations and research and development activities to our marketing and sales efforts and communications with our customers, vendors and other business partners. Moreover, our platform stores, transmits, and otherwise processes our, our customers’ and our partners’ proprietary, confidential, and sensitive data. We also rely on various third-party service providers – including network service providers, internet service providers, telecommunications carriers, and providers of cloud infrastructure and cloud communications – for business operations, to operate our platform and to deliver our products, as well as third-party technology and intellectual property.

We have been targeted by threat actors seeking unauthorized access to our systems or data, or that of our customers or third-party service providers, or to disrupt our operations or ability to provide our services. Our third-party service providers have also been targeted. Our platform and our underlying infrastructure, the information we store and process, and those of our third-party service providers, are subject to evolving threats and have in the past and may in the future be subject to breaches, compromises, disruptions, or other incidents, including as a result of the following:
•fraud, social-engineering attacks (such as phishing) and other third-party attempts to induce our employees, customers or partners to disclose sensitive information to gain access to our customers’ data or systems, or our data or our systems;
•efforts by hackers or sophisticated groups, such as criminal organizations, state-sponsored organizations or nation-states, to launch coordinated cyberattacks on internally built infrastructure or on third-party cloud-computing platform providers, including malicious code, ransomware, destructive malware, supply chain attacks and distributed denial-of-service attacks;
•third-party attempts to abuse our marketing, advertising, messaging or products and functionalities to impersonate persons or organizations and disseminate information that is false, misleading or malicious;
•attacks on, malfunctions or unavailability of, or other vulnerabilities in, the underlying networks and services that power the internet or that our products otherwise depend on, many of which are not under our control or the control of our customers or partners;
•attacks facilitated or enhanced by AI, including deep fakes; and
•employee fraud, misconduct or error, including resulting from efforts to bribe, extort, infiltrate or otherwise compromise our or our service providers’ workforce.

Cyberattacks and other malicious activity continue to become more sophisticated, targeted and inexpensive to conduct, and to increase in frequency and magnitude. These include ransomware and cyber extortion attacks, which can lead to significant interruptions in our operations, loss of data and income, reputational harm, and diversion of funds. Extortion payments may reduce the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments, such as due to applicable laws or regulations prohibiting such payments. Geopolitical tensions and events may further heighten risks we and our service providers face from breaches and other incidents.

We make, and expect to continue to make, significant investments in processes and controls designed to mitigate risks associated with breaches and other incidents, including to evaluate and respond to known and potential risks. These investments are, and could increasingly be, costly, and may not be effective or prevent a material incident. Our ability to effectively mitigate these risks may be impacted by, among other factors:
•the rapidly evolving nature of techniques to breach, compromise, or disrupt IT systems and infrastructure, including increasing use of AI technologies, such that we may not be able to recognize such techniques until launched against a target, or anticipate, prevent, or timely respond to them, increasing the likelihood and magnitude of damage of a breach or other incident;

•the increasing complexity of our internal IT systems, including as we adopt new technologies, including AI solutions, and incorporate and secure IT environments from acquired companies;
•our reliance on third-party technology and service providers; and
•our limited control over customers and third-party providers (including those authorized by customers to access their data) and the processing of data by third-party providers, which may prevent us from maintaining the integrity or security of such data.

In the normal course of business, we experience, and have experienced, cyberattacks and other security incidents, which have in the past and may in the future cause harm to our business. For example, in 2022, one such incident resulted in threat actors obtaining employee credentials and accessing customer data, and required us to notify affected customers and regulators and take steps to remediate the incident. While to date the security events we have experienced have not had a material financial impact, we may experience significant and material future incidents. Any security incident can result in loss, corruption, unavailability, or other unauthorized processing of confidential information or sensitive personal information. Any such event, or the perception that it has occurred, may also result in damage to our reputation, erosion of customer trust, loss of customers, litigation, regulatory investigation, fines, penalties, and other consequences and liabilities that could adversely affect our business, results of operation and financial condition. Laws and regulations require us to maintain security measures, and we may have contractual or other legal obligations to notify customers, government agencies, impacted individuals or other relevant stakeholders of security breaches or other incidents, which disclosures are costly and may cause widespread negative publicity and resulting harm, among other adverse consequences. Further, the detection, prevention, and remediation of known and potential security incidents, including determining whether an incident is notifiable or reportable, may not be straightforward and result in additional direct or indirect costs to respond or alleviate the consequences of the actual or perceived incident, such as additional infrastructure capacity spending to mitigate system degradation or reallocation of resources from development activities. We maintain errors, omissions and cyber liability insurance policies covering certain security and privacy damages, but such insurance may not be sufficient to cover the potentially significant losses resulting from a security breach or other incident, may be denied with respect to a particular claim, or may not remain available in the future on acceptable terms or at all.
Our actual or perceived failure to comply with increasingly stringent laws, regulations and contractual obligations relating to privacy, data protection and cybersecurity could harm our reputation and subject us to significant fines and liability or loss of business.

We are subject to increasing legal, regulatory, and contractual obligations relating to privacy, data protection and cybersecurity that affect how we process personal data in the jurisdictions where we and our customers operate. Our obligations change frequently due to new or modified laws and regulations, as well as court rulings interpreting or invalidating them. These evolving obligations involve significant compliance costs and operational challenges, and increasingly expose us to enforcement actions and other proceedings or actions, sanctions, and litigation, as well as regulatory and public scrutiny of our practices relating to personal information. We expect the increasing breadth and depth, and changing nature of, these obligations to continue to require significant resources, including to review our technology, systems and processes against changing requirements. They may also limit our ability to use personal data for new products, including those relying on AI-related technologies.

In the United States, for example, the California Consumer Privacy Act (as amended by the California Privacy Rights Act of 2020, the “CCPA”) provides our customers, employees, and other individuals certain rights related to their personal information. The federal government has also proposed, and numerous other states are considering or have proposed and/or enacted, laws and regulations addressing privacy and cybersecurity. Internationally, the regulatory landscape is increasingly complex and fragmented and compliance increasingly financially burdensome. For example, in the European Union (“EU”), the General Data Protection Regulation (“GDPR”) imposes significant requirements regarding the processing of personal information, including related to transparency, individuals’ privacy rights, compliance contracting, data minimization, data breach notification, data retention, security, and international data transfers. Other international privacy and data protection laws also impose strict requirements, such as related to marketing communications and deployment of cookies. Together, this patchwork of global requirements presents significant compliance challenges, and subjects us to possible fines, sanctions, litigation, and other adverse consequences. For example, under the GDPR, regulators may impose temporary or definitive bans on data transfers or other processing, require deletion, and impose significant fines, potentially ranging up to 4% of our worldwide revenue.

We must also comply with increasing laws and regulations relating to data residency, data localization, and the transfer of data across territorial boundaries, arising from the fact that our primary data processing facilities are in the United States. For example, the GDPR restricts the transfer of personal data from the EU to the United States and other countries that are not deemed to have implemented adequate data protection measures, and other jurisdictions have proposed and enacted laws relating to cross-border data transfer or requiring personal information to be stored in the jurisdiction of origin. We use a variety of legal transfer mechanisms to transfer personal data across borders, including standard contractual clauses and the E.U.-U.S. Data Privacy Framework, whose use is subject to ongoing review and litigation, and we may not be able to continue to rely on these or other transfer mechanisms. As a result of this uncertainty, we have encountered hesitancy, reluctance or refusal by European and multinational customers to use our services. If we are unable to maintain valid mechanisms for cross-border data transfer, we and our customers may face increased exposure to regulatory actions, significant fines, or injunctions against processing or transferring personal information from Europe or elsewhere. Any inability to transfer personal information to the United States or other jurisdictions, or costly restrictions on such transfer, may also limit our ability to collaborate with partners and customers, require us to increase our data processing capabilities in Europe and/or other jurisdictions at significant expense, and/or otherwise negatively impact our business.

Additionally, as a provider of interconnected VoIP service, we must also comply with certain U.S. federal privacy laws and regulations, including Section 222 of the Communications Act of 1934, as amended, and the FCC’s customer proprietary network information rules. We are also subject to state rules and obligations that have been proposed or adopted, or may be in the future. We are also subject to other rapidly changing technology- and industry-specific laws, regulations and obligations. For example, we expect increased global regulation in the use of AI and ML such as the recent AI Act in Europe, which imposes onerous obligations related to the development, placement on the market and use of AI systems. Various countries and a growing number of U.S. states are also enacting legislation regulating aspects of AI or AI generally. We may need to change our business practices to comply with obligations under these or other new and evolving regimes, and face significant compliance challenges, liability, or other risks.

We also have contractual obligations relating to privacy, data protection and cybersecurity that are increasingly stringent due to related legal and regulatory changes and the expansion of our offerings. For example, certain laws and regulations, such as the GDPR and CCPA, require our customers to impose contractual restrictions on their service providers. In addition, we support customer workloads involving the processing of protected health information and are required to sign business associate agreements with customers that subject us to certain requirements under federal and state laws governing health information, such as the Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009.

Taken together, evolving legal, regulatory and contractual obligations pertaining to privacy, data protection, cybersecurity and AI may require us to expend resources to modify our practices and products, reduce demand for our platform, increase our costs, restrict our ability to store and process data, inhibit product functionality or the development of new products and features, or impact our ability to operate in certain locations, any of which could impair growth or otherwise harm our business. Further, any actual or perceived non-compliance with these laws, regulations, contractual commitments, or other actual or asserted obligations, including industry standards, pertaining to privacy, data protection , cybersecurity or AI could subject us to regulatory audits or inquiries, civil and criminal penalties, or significant fines, or lead to costly legal action, breach of contract claims, adverse publicity, significant liability, inability to process data, and decreased demand for our services, any of which could adversely affect our business, results of operations, and financial condition.
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
We may be required to spend significant resources to monitor, enforce, maintain, and protect our intellectual property and proprietary rights. Litigation brought to protect and enforce our intellectual property or proprietary rights could be costly, time-consuming and distracting to management, result in a diversion of significant resources, or the narrowing or invalidation of portions of our intellectual property. Our efforts to enforce our intellectual property or proprietary rights may be met with defenses, counterclaims and countersuits attacking the validity and enforceability of such rights. Our failure to meaningfully protect our intellectual property and proprietary rights could have an adverse effect on our business, results of operations and financial condition.
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
We have deployed, and continue to develop and incorporate, AI solutions and features in our platform and our business, and these solutions and features may become more important to our operations, future growth or competitiveness over time. We expect to rely on AI solutions and features to help drive future growth and efficiency in our business, but there can be no assurance that we will realize the desired or anticipated benefits from AI in a timely or cost-effective manner. For example, we are focused on continued product innovations to combine our communications products with contextual data and AI. We are also building out new AI capabilities internally, including AI automation and agents in our self-service platform and in our internal operations. We may also fail to properly implement or market our AI solutions and features. Our competitors or other third parties may incorporate AI into their products, offerings, and solutions more quickly or more successfully than us, which could impair our ability to compete effectively and adversely affect our results of operations. Our ability to effectively implement and market our AI solutions and features will depend, in part, on our ability to attract and retain employees with AI expertise, and we expect significant competition for professionals with the skills and technical knowledge that we will require. Additionally, our offerings based on AI may expose us to additional claims, demands and proceedings by private parties and regulatory authorities and subject us to legal liability as well as brand and reputational harm. For example, our business, financial condition and results of operations may be adversely affected if content or recommendations that AI solutions or features assist in producing are or are alleged to be deficient, inaccurate, harmful, or biased, or if such content, recommendations, solutions, or features or their development or deployment (including the collection, use, or other processing of data used to train or create such AI solutions or features) are found to have or alleged to have infringed upon or misappropriated third-party intellectual property rights or violated applicable laws, regulations, or other actual or asserted legal or contractual obligations to which we are or may become subject. If we fail to obtain any required permissions to collect, use, or otherwise process data, including personal information, in relation to AI solutions or features, or if we jeopardize the privacy or security of such information, it could adversely affect our business, results of operations and financial condition. The legal, regulatory, and policy environments around AI are evolving rapidly, and we may become subject to new and evolving legal and other obligations. These and other developments may require us to make significant changes to our use of AI, including by limiting or restricting our use of AI, require us to make significant changes to our policies and practices, and necessitate expenditure of significant time, expense, and other resources. AI also presents emerging ethical issues, and if our use of AI becomes controversial, we may experience brand or reputational harm.
Risks Related to Legal and Regulatory Matters
Certain of our products are subject to telecommunications-related regulations, and future legislative or regulatory actions could adversely affect our business, results of operations and financial condition.

As a provider of communications products and a licensed telecommunications provider, we are required to comply with many changing federal, state and international regulations, including relating to privacy, security, telecommunications, consumer protection, fraud and scam prevention, Know Your Customer and Know Your Traffic and other requirements and obligations, which often vary across the numerous jurisdictions in which we operate. Compliance with these requirements involves significant management attention and compliance costs, and can present operational challenges, onboarding delays and friction for our customers, require us to raise prices, restructure or discontinue our products, or limit our ability to expand into certain jurisdictions. If we do not comply with such requirements, we could face enforcement actions, significant fines, remedial directions to implement audits or new processes, loss of licenses, restrictions or prohibitions on our ability to operate or offer certain of our products, eroded customer trust, and damage to our brand and reputation, and other consequences. Any of the foregoing could adversely affect our business, results of operations and financial condition.

In the United States, at the federal level, we and/or our customers are required to comply with laws and regulations limiting telemarketing and certain technologies that enable automatic calling and/or messaging and establishing quiet hours for solicitations, such as the Telephone Consumer Protection Act of 1991 (“TCPA”), laws requiring assistance to law enforcement in electronic surveillance, requirements to pay regulatory fees and contributions to various federally administered funds, requirements to safeguard the privacy of certain customer information, and requirements aimed at mitigating illegal robocalls and robotexts, such as the implementation of call authentication technologies, and other compliance requirements. At the state level, some states have adopted, proposed or may propose, regulations that may subject us to additional registration, reporting, resiliency and/or compliance obligations, including laws similar to the TCPA.

We are also subject to varying international licensing obligations and communications regulations, including related to reporting requirements, provision of emergency services and of information to support emergency services, number portability, combatting scam and fraud, payment into universal service funds, and licensing fees, among others. As we expand into new countries, our potential regulatory and licensing obligations, and related scrutiny, increase. The international landscape continues to evolve, and in many cases involves significant uncertainties related to how the CPaaS business model fits into the communications regulatory framework. There is significant variation in requirements across international jurisdictions, including as to whether some or all of the services we offer are considered regulated telecommunications services. In addition, certain of our products may be used by customers located in countries where voice and other forms of Internet Protocol (“IP”) communications may be illegal or require special licensing or in countries on a U.S. embargo list, and users in such countries may continue to use our products in those countries notwithstanding the illegality or embargo, or a local partner that we use to provide services may not comply with applicable governmental regulations, subjecting us to potential penalties or governmental actions that may be costly, harm our business and damage our brand and reputation.

Both in the United States and internationally, these requirements continue to change. For example, new federal, state, or international requirements could impose more or different robocall or robotext mitigation measures, limit the customers we are able to serve, extend telecommunications regulations to our non-interconnected VoIP services or messaging products, subject us to additional registration, reporting or resiliency compliance obligations, or subject us to other fees, taxes or obligations. The changing nature of these requirements increases the associated compliance costs, operational challenges, possibility of enforcement actions and other associated risks, and new or changed requirements, or interpretations or judicial actions related to them, may also adversely affect our business, results of operations and financial condition.
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
The Federal Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003 (the “CAN-SPAM Act”) establishes certain requirements for commercial email messages and transactional email messages and specifies penalties for the transmission of email messages that are intended to deceive the recipient as to source or content. Among other things, the CAN-SPAM Act obligates the sender of commercial emails to provide recipients with the ability to “opt-out” of receiving future commercial emails from the sender. In addition, some states have passed laws regulating commercial email practices that are significantly more restrictive and difficult to comply with than the CAN-SPAM Act. For example, certain states prohibit the sending of email messages that advertise products or services that minors are prohibited by law from purchasing or that contain content harmful to minors to email addresses listed on specified registries. Some portions of these state laws may not be preempted by the CAN-SPAM Act. In addition, certain non-U.S. jurisdictions in which we operate have enacted laws regulating the sending of email that are more restrictive than U.S. laws. For example, some foreign laws prohibit sending broad categories of email unless the recipient has provided the sender advance consent (or “opted-in”) to receipt of such email. If we were found to be in violation of the CAN-SPAM Act, applicable state laws governing email not preempted by the CAN-SPAM Act or foreign laws regulating the distribution of email, whether as a result of violations by our customers or our own acts or omissions, we could be required to pay large penalties, which would adversely affect our financial condition, significantly harm our business, injure our reputation and erode customer trust. The terms of any injunctions, judgments, consent decrees or settlement agreements entered into in connection with enforcement actions or investigations against our company in connection with any of the foregoing laws may also require us to change one or more aspects of the way we operate our business, which could impair our ability to attract and retain customers or could increase our operating costs.
Our customers’ and others’ violation of our policies or other misuse of our platform to transmit unwanted, offensive or illegal communications, spam, social engineering scams, links to harmful applications or for other fraudulent or illegal activity could damage our reputation, and we may face a risk of regulatory penalties, litigation and liability for illegal activities on our platform and unauthorized, inaccurate, or fraudulent information distributed via our platform.
The actual or perceived improper sending of text messages, voice calls, or e-mail may subject us to potential risks, including liabilities or claims relating to consumer protection laws and regulatory enforcement, including fines. For example, the TCPA restricts telemarketing and the use of text messages without prior express consent. TCPA violations can result in significant financial penalties, as businesses can incur civil or criminal penalties imposed by the FCC, FTC, state attorneys general or other state actors or through private litigation. Regulatory enforcement is often public, which would result in reputational harm.
Class action suits are the most common method for private enforcement. This has resulted in civil claims against our company and requests for information through third-party subpoenas. The scope and interpretation of the laws that are or may be applicable to the delivery of text messages, voice calls, or e-mail are continuously evolving and developing. If we do not comply with these laws or regulations or if we become liable under these laws or regulations due to the failure of our customers to comply with these laws, we could face direct liability.
Moreover, certain customers and others have in the past, and despite our prevention efforts, may in the future, use our platform to transmit unwanted, offensive or illegal communications, spam, social engineering scams, and website links to harmful applications, reproduce and distribute copyrighted material or the trademarks of others without permission, and report inaccurate or fraudulent data or information. These actions violate our policies. Our efforts to defeat spamming attacks, illegal robocalls and other fraudulent activity will not prevent all such activity, particularly as it is facilitated or enhanced by evolving technologies, including AI. Such activity could damage our reputation and the effectiveness of our platform, and we could face claims for damages, regulatory enforcement, copyright or trademark infringement, defamation, negligence, or fraud. Furthermore, enacting more stringent controls on use of our platform to combat such activity could increase friction for our legitimate customers and decrease their use of our platform.

Similarly, our products may be subject to fraudulent usage, including but not limited to revenue share fraud, domestic traffic pumping, subscription fraud, premium text message scams and other fraudulent schemes, such as phishing. Although our customers are required to set passwords or personal identification numbers to protect their accounts, third parties have in the past been, and may in the future be, able to access customers’ accounts through fraudulent means and use the accounts for fraudulent activity. Furthermore, spammers attempt to use our products to send targeted and untargeted spam communications. We cannot be certain that our efforts to defeat spamming attacks will be successful in eliminating all spam communications from being sent using our platform. In addition, a security breach of, or security incident impacting, our customers’ systems could result in exposure of their authentication credentials, unauthorized access to their accounts or fraudulent calls on their accounts, any of which could adversely affect our business, results of operations and financial condition.
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
Certain aspects of our business are subject to international trade laws, including U.S. export control laws and regulations, U.S. customs laws and regulations, and U.S. economic sanctions laws and regulations, as well as other similar laws and regulations in other countries in which we do business. Exports and imports of our products and the provision of our services must be made in compliance with these laws, which include varying prohibitions on the sale, export, or supply of our products and services to certain sanctioned countries, regions, governments, entities, or individuals. We take precautions to prevent our products from being imported or exported and our services from being provided in violation of these laws; however, we are aware of certain of our products and services being provided to, procured from, or that involve dealings with, a small number of individuals and entities that are the subject of, or are located in countries or regions subject to, sanctions regulations administered by U.S. and foreign governmental authorities. If we fail to comply with these laws, we and certain of our employees could be subject to substantial civil or criminal penalties, including: the possible loss of export privileges; fines, which may be imposed on us and responsible employees or managers; criminal liability, which may be imposed on us and responsible employees or managers; and, in extreme cases, the incarceration of responsible employees or managers.
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
As of December 31, 2025, we had $1.0 billion of indebtedness outstanding (excluding intercompany indebtedness). Our indebtedness may:

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
Events or changes in circumstances may require us to record impairment charges related to our intangible assets, goodwill or investments.
We review our intangible assets, goodwill and equity method investment for impairment in accordance with applicable accounting requirements. As of December 31, 2025, we carried a net $5.4 billion of goodwill and intangible assets and $301.6 million related to our equity method investment. An adverse change in market conditions or significant changes in accounting conclusions, particularly if such changes have the effect of changing one of our critical assumptions or estimates, have in the past resulted, and could in the future result, in a change to the estimation of fair value resulting in an impairment charge to the underlying asset. Our results of operations may be adversely affected as a result of any such charges. For example, during the year ended December 31, 2025, we recorded an impairment of our equity method investment totaling approximately $80.6 million, as described in additional detail in Note 12 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
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
As of December 31, 2025, we had U.S. federal, state and foreign net operating loss carryforwards (“NOLs”), of $2.9 billion, $2.4 billion and $1.0 billion, respectively. Utilization of these NOLs depends on our future taxable income, and there is risk that a portion of our existing NOLs could expire unused and the use of our unexpired NOLs could be subject to limitations, which could materially and adversely affect our operating results. Under current law, our U.S. federal NOLs can generally be carried forward indefinitely, but the deductibility of such NOLs is generally limited to 80% of taxable income. Our state NOLs may also be subject to limitations, including periods during which the use of state NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. For example, California legislation limits the use of state NOLs for taxable years beginning on or after January 1, 2024 and before January 1, 2027.
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
In many of the jurisdictions in which we operate, non-income-based taxes, such as sales tax, value-added tax, goods and services tax, and telecommunications taxes, are assessed on our operations or our sales to customers. Such tax laws and rates vary by jurisdiction. One or more states or countries may seek to impose incremental or new indirect tax collection obligations on us. Any additional fees and taxes levied on our services by any state may adversely impact our results of operations.
Historically, we have not billed or collected indirect taxes in certain jurisdictions and, in accordance with GAAP, we have recorded a provision for our tax exposure in these jurisdictions when it is both probable that a liability has been incurred and the amount of the exposure can be reasonably estimated. We reserved $42.8 million on our December 31, 2025 balance sheet for these tax payments. These estimates include several key assumptions, including, but not limited to, the taxability of our products, the jurisdictions in which we believe we have nexus or a permanent establishment, and the sourcing of revenues to those jurisdictions. In the event these jurisdictions challenge our assumptions and analysis, our actual exposure could differ materially from our current estimates and reserves. If the actual payments we make to any jurisdiction exceed the accrual in our balance sheet, our results of operations would be harmed. In addition, some customers may question the incremental tax charges and seek to negotiate lower pricing from us, which could adversely affect our business, results of operations and financial condition.

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
Changes in, or interpretations of, tax rules and regulations or our tax positions may materially and adversely affect our taxes.
We are subject to taxes in both the United States and numerous international jurisdictions. Significant judgment is required in determining our worldwide provision for taxes. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. Our effective tax rates may fluctuate significantly on a quarterly basis because of a variety of factors, including changes in the mix of earnings and losses in countries with differing statutory tax rates, changes in our business or structure, or the expiration of or disputes about certain tax agreements in a particular country. We are subject to audit by various tax authorities. In accordance with GAAP, we recognize income tax benefits, net of required valuation allowances and accrual for uncertain tax positions. Although we believe our tax estimates are reasonable, the final determination of tax audits and any related litigation could be materially different than that which is reflected in our historical income tax provisions and accruals. Should additional taxes be assessed as a result of an audit or litigation, an adverse effect on our results of operations, financial condition and cash flows in the period or periods for which that determination is made could result.
Changes in tax laws, including recently enacted U.S. federal tax legislation commonly referred to as the One Big Beautiful Bill Act (the “OBBB Act”), or tax rulings, or changes in interpretations of existing laws, could cause us to be subject to additional taxes, which in turn could materially affect our financial position and results of operations. The OBBB Act could potentially increase our effective tax rate as we continue to expand our international operations in the coming years. Additionally, new, changed, modified, or newly interpreted or applied tax laws could increase our customers’ and our compliance, operating and other costs, as well as the costs of our products.
As another example, the Organization for Economic Co-operation and Development (the “OECD”) has proposed a global minimum tax (“Pillar Two”), contemplating a minimum tax rate of 15% for large multinational companies, and various countries have proposed or enacted implementing legislation. Notwithstanding the OECD’s side-by-side elective safe harbor announced in January 2026 for U.S. parented groups, we may still face increased tax rates, compliance complexity and tax provision volatility as a result of Pillar Two.
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
In January 2025, our board of directors authorized the repurchase of up to $2.0 billion of our common stock from time to time through a share repurchase program. As of December 31, 2025, we had repurchased $854.6 million of outstanding shares of our common stock under this program, such that approximately $1.1 billion remained available for purchase as of such date. Under our share repurchase program, we may make repurchases of stock through a variety of methods, including open share market purchases, privately negotiated purchases, entering into one or more confirmations or other contractual arrangements with a financial institution counterparty to effectuate one or more accelerated stock repurchase contracts, forward purchase contracts or similar derivative instruments, Dutch auction tender offers, or through a combination of any of the foregoing, in accordance with applicable federal securities laws. Our share repurchase program terminates at 11:59 pm Pacific Time on December 31, 2027, does not obligate us to repurchase any specific number of shares, and may be suspended at any time at our discretion and without prior notice. The timing and amount of any repurchases, if any, will be subject to liquidity, stock price, market and economic conditions, compliance with applicable legal requirements such as Delaware surplus and solvency tests and other relevant factors. Any failure to repurchase stock after we have announced our intention to do so may negatively impact our reputation and investor confidence in us and may negatively impact our stock price.
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
There has been a focus on ESG matters from governmental authorities, investors, customers and other stakeholders, whose expectations are evolving and may be contradictory. Our decisions regarding ESG-related initiatives, goals, or commitments, including whether to pursue them, and/or the extent to which we achieve them, may be scrutinized and could negatively impact our reputation, result in reduced customer demand or certain investors not purchasing or holding our stock, harm our ability to attract and retain qualified employees, or otherwise materially harm our business. Additionally, compliance with current or future legal requirements or stakeholder expectations regarding ESG matters, including disclosure and reporting obligations, may result in increased costs, and legal and operational risks.
Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
Our board of directors is actively involved in oversight of cybersecurity, recognizing the critical importance of maintaining the trust and confidence of our customers, clients, business partners and employees.
Risk Management and Strategy
We have policies, standards, processes and practices for assessing, identifying, and managing risk from cybersecurity threats that are integrated into our risk management systems and processes. Utilizing a cross-functional approach, we focus on preserving the confidentiality, integrity, and availability of our information systems by identifying, preventing and mitigating cybersecurity threats and effectively responding to cybersecurity incidents when they occur. As part of this approach, we have implemented controls and procedures that provide for the prompt escalation of certain cybersecurity incidents to enable timely decisions by management regarding the public disclosure and reporting of such incidents.
Our cybersecurity program is focused on the following key areas:
•Governance. As discussed in more detail under the heading “Governance” below, our board of directors oversees cybersecurity risk through regular interactions with our Chief Information Security Officer (“CISO”) and other members of management. In addition, our board of directors, supported by our audit committee, oversees the risk management systems and processes into which cybersecurity risk is integrated.
•Risk Assessment. We conduct security assessments both internally and with the assistance of third parties to identify cybersecurity threats periodically and to identify any potentially material changes in our business practices that may affect information systems that are vulnerable to such cybersecurity threats. These security assessments include identification of reasonably foreseeable internal and external risks, the likelihood and potential impact of such risks, and the sufficiency and effectiveness of existing policies, procedures, systems, and controls to manage such risks. Risk themes identified during our risk assessments guide annual cybersecurity planning activities and investments to improve security coverage, technology capabilities and processes.
•Technical Safeguards. We deploy, maintain, and regularly monitor the effectiveness of technical safeguards that are designed to protect our information systems from cybersecurity threats. We align our security program to recognized frameworks and industry standards. We make investments in core security capabilities, including awareness and training, identity and access, incident response, product security, cloud security, enterprise security, and risk management, in order to enable us to better identify, protect, detect, respond to, and recover from evolving security threats. Our technical safeguards include firewalls, intrusion prevention and detection systems, anti-malware functionality and access controls, which are evaluated and improved through internal and external security assessments and cybersecurity threat intelligence. We regularly assess our safeguards through internal testing by our assurance teams. We also leverage external third-party testing (e.g., penetration testing, attack surface mapping, and security maturity assessments) and seek third-party certifications (e.g., SOC2, ISO, and PCI DSS). Following our risk assessments, we evaluate whether and/or how to re-design and/or enhance our safeguards to reasonably address any identified risks or gaps.
•Incident Response and Recovery Planning. We have established comprehensive incident response and recovery plans that address the full lifecycle of our response to a cybersecurity incident. These plans are periodically tested and evaluated.
•Third-Party Risk Management. We identify and oversee cybersecurity risks presented by third parties and our supply chain, including vendors, service providers and other external users of our systems, as well as the systems of third parties that could adversely impact our business in the event of a cybersecurity incident affecting those third-party systems. As part of our risk-based approach, we perform due diligence on vendors, service providers and other third-party users of our systems at initial onboarding and periodically thereafter. We also require that third-party service providers have the ability to implement and maintain reasonable and appropriate security measures, consistent with applicable laws, in connection with their work with us, and to promptly report any actual or suspected breach of their security measures that may affect our company.
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
We engage in the periodic assessment and testing of our cybersecurity policies, standards, processes and practices, including through audits, assessments, tabletop exercises, threat modeling, vulnerability testing, and other exercises focused on evaluating their effectiveness and informing adjustments as necessary. To assist with these exercises, we engage assessors, consultants, auditors, and other third parties, including for third-party testing and certifications (as described above under “Technical Safeguards”), information security maturity assessments, customer audits, and independent reviews of our information security control environment and operating effectiveness.
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
Governance
Our board of directors, in coordination with our audit committee, oversees the management of cybersecurity risks, and is responsible for monitoring and assessing strategic risk exposure through our risk management processes. Our management team is responsible for the day-to-day management and mitigation of the material cybersecurity risks we face.
This is carried out under the leadership of our CISO, and involves our Security Incident Response Team (“SIRT”) and other core information security operational teams, in partnership with our engineering teams, as well as management committees, including our Cyber Incident Task Force (“CITF”). During 2025, our board of directors received quarterly updates directly from management on cybersecurity risks. Management’s presentations on cybersecurity risks address a wide range of topics including recent developments, evolving standards, vulnerability assessments, third-party and independent reviews, the threat environment, technological trends and information security considerations arising with respect to our peers and third parties, and risks relating to cybersecurity incidents.
Our CISO is primarily responsible for the assessment and management of our material risks from cybersecurity threats, working collaboratively and cross-functionally to design and implement our cybersecurity policies and processes, including those described in “Risk Management and Strategy” above, and for responding to any cybersecurity incidents. Our SIRT is primarily responsible for detecting, mitigating and remediating cybersecurity threats and incidents. In addition, our CITF (which includes our CISO and our Chief Financial Officer (“CFO”)) is primarily responsible for evaluating cybersecurity incidents, gathering and assessing facts relevant to applicable regulatory reporting and disclosure obligations, making recommendations to our Chief Executive Officer and CFO regarding such disclosure, and advising our board of directors and audit committee on the effectiveness of policies and procedures related to the disclosure of cybersecurity incidents.
To facilitate our cybersecurity risk management program, multidisciplinary teams throughout our company are deployed to address cybersecurity threats and to respond to cybersecurity incidents. Through ongoing communications with these teams, our CISO, and the SIRT monitor the detection, mitigation and remediation of cybersecurity threats and incidents in real time, and report such threats and incidents to the CITF when appropriate.
Our management team responsible for assessing and managing cybersecurity risks includes experienced professionals, with many years of relevant experience managing cybersecurity and other risks at the Company and at similar companies, and broad technological expertise. In particular, our CISO has over 20 years of experience managing cybersecurity risks in the technology industry, including serving as the acting chief security officer at a public company and holding other senior cybersecurity leadership and operational roles at other companies. Our CISO holds an undergraduate degree in computer engineering and graduate degrees in electrical engineering and business administration.
If one of the roles described in this Item 1C is vacant, another senior member of the applicable functional team is selected to serve on our CITF or any other applicable committees or task forces on an interim basis, as needed.
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
Item 3. Legal Proceedings
Refer to Note 18(b) to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for a description of our current material legal proceedings.
Item 4. Mine Safety Disclosures
Not applicable.
PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information for Common Stock
Our Class A common stock (“common stock”) is traded on the New York Stock Exchange under the symbol “TWLO.”
Holders of Record
As of January 31, 2026, we had 195 holders of record of our Class A common stock. The actual number of stockholders is greater than this number of holders of record and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.
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
We have presented below the cumulative five-year total return to our stockholders in comparison to the S&P 500 Index and S&P 500 Information Technology Index. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock and in each respective index at the market closing price on the last trading day for the fiscal year ended December 31, 2020, and its relative performance is tracked through the last trading day for the fiscal year ended December 31, 2025. The comparisons are based on historical data and are not indicative of, nor intended to forecast, the future performance of our common stock.
Sales of Unregistered Securities
During the year ended December 31, 2025, we issued 88,408 shares of our unregistered common stock to an independent donor advised fund to further our Twilio.org philanthropic goals. The shares were “restricted securities” for purposes of Rule 144 under the Securities Act, and had an aggregate fair market value on the date of donation of $9.9 million. The foregoing transaction did not involve any underwriters, any underwriting discounts or commissions, or any public offering. We believe the offer, sale and issuance of the above shares were exempt from registration under the Securities Act by virtue of Section 4(a)(2) of the Securities Act because the issuance of the shares did not involve a public offering.

Issuer Purchases of Equity Securities
The following table summarizes the share repurchase activity for the three months ended December 31, 2025:

	Total Number of Shares Purchased(1)	Average Price Paid Per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
	(In thousands)		(In thousands)	(In millions)
October 1 - 31, 2025	716	$109.03	716	$1,265
November 1 - 30, 2025	362	$124.98	362	$1,220
December 1 - 31, 2025	550	$135.84	550	$1,145
	1,628		1,628
_____________________________
(1) In January 2025, our board of directors authorized a new program to repurchase up to $2.0 billion in aggregate value of our Class A common stock, which expires on December 31, 2027. Repurchases under this program can be made through open market transactions, privately negotiated transactions and other means in compliance with applicable federal securities laws, including through Rule 10b5-1 plans. We have discretion in determining the conditions under which shares may be repurchased from time to time. Refer to Note 19 — Stockholders' Equity in Part II, Item 8, of this Annual Report on Form 10-K for additional information related to share repurchases.

(2) Average price paid per share includes costs associated with the repurchases.
Item 6. [Reserved]
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. In addition to historical financial information, the following discussion contains forward-looking statements that are based upon current plans, expectations and beliefs that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under Part I, Item 1A, “Risk Factors” in this Annual Report on Form 10-K. This Item generally discusses our results of operations for the year ended December 31, 2025, compared to the year ended December 31, 2024. For a discussion of our results of operations for the year ended December 31, 2024, compared to the year ended December 31, 2023, please refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 26, 2025, and incorporated herein by reference.

Overview
We envision a world in which every digital interaction is amazing. By combining our leading communications capabilities with rich contextual data and AI, we provide the infrastructure for businesses of all sizes to revolutionize how they engage with their customers by delivering seamless, trusted, and personalized customer experiences at scale.
We offer highly customizable communications APIs that enable developers to embed numerous forms of messaging, voice, email, and video interactions into their customer-facing applications, as well as software products that target specific engagement needs, including our digital engagement centers, marketing campaigns, and user authentication and identity solutions. This combination of flexible APIs and software solutions, together with our customer data capabilities, helps businesses of all sizes and across numerous industries to benefit from smarter and more streamlined engagement at every step of the customer journey, including reduced customer acquisition costs, lasting loyalty, and increased customer value. The value proposition of our offerings has become stronger and our products have become more strategic to our customers as businesses are increasingly prioritizing building more personalized and differentiated customer engagement experiences through digital channels.
On January 1, 2025, we realigned our business unit structure into a functional support model under one organization. We believe that operating as one organization best positions us as we seek to deliver one trusted, smart and integrated platform that enables more personalized communications and engagements for customers. In the third quarter of 2025, we modified the presentation of the financial information that is regularly reviewed by our Chief Executive Officer, who is also our Chief

Operating Decision Maker (“CODM”), to reflect this realignment and the change in how management currently views and operates the business. These changes required us to re-evaluate our operating segment structure and resulted in the conclusion that starting with the third quarter of 2025 and as of December 31, 2025, we had one operating and reportable segment, which comprised all of the consolidated Company.
For a comprehensive overview of our business, our platform and our products refer to Part I, Item 1, “Business,” included elsewhere in this Annual Report on Form 10-K.
Factors Affecting Our Results of Operations
We are focused on innovation and durable, profitable growth. To increase revenue and grow market share, we intend to drive product innovation, leverage predictive and generative AI, further enhance our independent software vendor (“ISV”), reseller and other partner relationships, improve our self-service capabilities, cross-sell our products, and expand internationally. We also intend to optimize our business and take measures to reduce costs, including simplifying and further automating our business processes, modernizing our infrastructure, leveraging AI, enacting certain workforce planning initiatives, optimizing utilization of our distributed workforce and implementing other initiatives targeted at improving efficiencies in our business. We are focused on driving leverage through these cost savings and efficiency initiatives, as well as efforts to drive growth in higher margin products.
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
In June 2025, a major U.S. mobile carrier increased network service provider fees for A2P messages delivered to its subscribers. Other major U.S. carriers have since followed suit, with fee increases effective in January and April 2026. We pass these fees through to our customers at cost. As a result, we recognize an equal amount of revenue and cost of revenue related to these fees. The increased fees do not impact our gross profit, but they will create a modest headwind to our gross margins going forward. Such fees may increase further over time.
As of December 31, 2025, we had an accrued bonus liability of $136.2 million related to our company-wide bonus program recorded in accrued expenses and other current liabilities in our consolidated balance sheet included elsewhere in this Annual Report on Form 10-K. The bonus payout will be determined for each eligible recipient based on Company and individual performance metrics and paid in March 2026, which we expect to impact our cash flows in the first quarter of 2026.
Given our recent history of generating net income in the U.S., we believe that there is a reasonable possibility that within the next twelve months sufficient positive evidence may become available to allow us to determine that a significant portion of the valuation allowance recorded against our U.S. deferred tax assets should be released. The reversal would result in a significant income tax benefit for the period when we release the valuation allowance in the U.S. However, the exact timing and amount of the valuation allowance release are subject to change based on our actual operating results.
Our results of operations have in the past been, and could in the future be, impacted by adverse macroeconomic conditions. We are continuing to monitor actual and potential effects of recent macroeconomic and political conditions and uncertainty on our business. For additional details, see Part I, Item 1A, “Risk Factors” in this Annual Report on Form 10-K.

Key Business Metrics
We review a number of operational and financial metrics, including Active Customer Accounts and Dollar-Based Net Expansion Rate, to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans and make strategic decisions.
The following table summarizes our year-over-year revenue growth and Dollar-Based Net Expansion Rate for the years ended December 31, 2025, 2024 and 2023, and the number of Active Customer Accounts as of December 31, 2025, 2024 and 2023.

	Year Ended
	December 31,
	2025	2024	2023
Active Customer Accounts	402,000	325,000	305,000
Total Revenue (in thousands)	$5,067,220	$4,458,036	$4,153,945
Total Revenue Growth Rate	14%	7%	9%
Dollar-Based Net Expansion Rate	108%	104%	103%
Active Customer Accounts
We define an Active Customer Account at the end of any period as an individual account, as identified by a unique account identifier, for which we have recognized at least $5 of revenue in the last month of the period. A single organization may constitute multiple unique Active Customer Accounts if it has multiple account identifiers, each of which is treated as a separate Active Customer Account. Active Customer Accounts excludes customer accounts from Zipwhip, Inc. (“Zipwhip”). When presented in this Annual Report on Form 10-K, the number of Active Customer Accounts is rounded down to the nearest thousand.
Our business and customer relationships have grown since we began reporting the number of Active Customer Accounts using the above definition, which is anchored to a minimum $5 monthly revenue figure. We have a large number of Active Customer Accounts with relatively low individual spend that in the aggregate do not drive a significant portion of our revenue. Due to this dynamic, we believe that the number of Active Customer Accounts, as currently defined, is less informative now as an indicator of the growth of our business and future revenue trends than it has been in prior periods. In the three years ended December 31, 2025, 2024 and 2023, revenue from Active Customer Accounts represented over 99% of total revenue in each period.
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
The majority of our revenue is derived from usage-based fees. The usage-based fees are earned when customers access our cloud-based platform and start using our products. Examples of our primarily usage-based products are Messaging and Voice. For Messaging products, we primarily charge fees related to the number of text messages sent or received. For Voice products, we primarily charge fees for minutes of call duration. Examples of our primarily subscription-based products are Email and Segment. For subscription-based revenue derived from these products, we recognize revenue evenly over the contract term. When our usage-based products are embedded into our subscription-based products, or when multiple products are purchased together as a solution, we charge for each product separately on a usage or subscription basis, as applicable.
Most of our usage-based customers gain access to our platform through a self-service process, which requires an upfront prepayment via credit card that is drawn down as they use our products. Pricing is generally based on a publicly available, self-serve pricing matrix that generally allows customers to receive tiered discounts as their usage of our products increases. Many of our larger usage-based customers enter into contractual arrangements with us for a period of at least 12 months. These contracts may include negotiated terms and typically include minimum revenue commitments of varying durations. Usage-based customers subject to such contracts are typically invoiced monthly in arrears for products used. In the years ended December 31, 2025, 2024 and 2023, we generated 74%, 72% and 71% of our revenue, respectively, from usage-based fees.
Subscription-based fees are earned in accordance with subscription pricing terms. For our subscription-based products, customers generally enter into negotiated contracts, which are typically one to three years in duration. Subscription customers are generally invoiced in advance at the start of the contract term. In the years ended December 31, 2025, 2024 and 2023, we generated 26%, 28% and 29% of our revenue, respectively, from non-usage‑based fees.
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
In the years ended December 31, 2025, 2024, and 2023, our 10 largest Active Customer Accounts generated an aggregate of 9%, 10% and 10% of our total revenue, respectively.
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
Our arrangements with network service providers require us to pay fees, including fees based on the volume of phone calls initiated or text messages sent, as well as the number of telephone numbers acquired by us to service our customers. Our arrangements with our cloud infrastructure providers require us to pay fees based on our server capacity consumption.
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
We are focusing our research and development investment in the highest impact product areas for our future. We are investing strategically in alignment with our focus on bringing communications, data and AI together into a single platform that enables fast, relevant and personalized interactions.
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
Impairment of Long-Lived Assets. Impairment of long-lived assets consists of impairments of intangible assets and certain operating right-of-use assets and the associated leasehold improvements and property and equipment when the carrying amounts of these assets exceed their respective fair values.
Other Expenses, Net
Our other expenses, net, consist primarily of our share of losses from our equity method investment, impairment charges related to our equity method investment, impairment charges and gains and losses related to our strategic investments, realized gains and losses from marketable securities, interest income and expense and debt-related costs.
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

	Year Ended December 31,
	2025	2024	2023
Consolidated Statements of Operations Data:	(In thousands, except share and per share amounts)
Revenue	$5,067,220	$4,458,036	$4,153,945
Cost of revenue (1) (2)	2,588,486	2,179,824	2,110,015
Gross profit	2,478,734	2,278,212	2,043,930
Operating expenses:
Research and development (1) (2)	1,020,159	1,008,747	942,790
Sales and marketing (1) (2)	873,216	860,821	1,022,985
General and administrative (1) (2)	410,678	449,079	468,459
Restructuring costs (1)	15,030	13,273	165,733
Impairment of long-lived assets	1,849	—	320,504
Total operating expenses	2,320,932	2,331,920	2,920,471
Income (loss) from operations	157,802	(53,708)	(876,541)
Other expenses, net:
Share of losses from equity method investment	(101,217)	(108,481)	(121,897)
Impairment of equity method investment	(80,629)	—	—
Impairment of strategic investments	—	(8,220)	(46,154)
Other income, net	79,138	81,796	47,863
Total other expenses, net	(102,708)	(34,905)	(120,188)
Income (loss) before provision for income taxes	55,094	(88,613)	(996,729)
Provision for income taxes	(21,260)	(20,790)	(18,712)
Net income (loss) attributable to common stockholders	$33,834	$(109,403)	$(1,015,441)
Net income (loss) per share:
Basic	$0.22	$(0.66)	$(5.54)
Diluted	$0.21	$(0.66)	$(5.54)
Weighted-average shares used to compute net income (loss) per share:
Basic	152,986,390	165,925,128	183,327,844
Diluted	159,788,944	165,925,128	183,327,844
__________________________________
(1) Includes stock-based compensation expense as follows:

	Year Ended December 31,
	2025	2024	2023
	(In thousands)
Cost of revenue	$16,570	$22,001	$26,343
Research and development	326,767	330,933	331,526
Sales and marketing	136,998	135,331	183,389
General and administrative	118,319	125,164	121,584
Restructuring costs	1,753	3,178	13,015
Total	$600,407	$616,607	$675,857
____________________________________
(2) Includes amortization of acquired intangibles as follows:

	Year Ended December 31,
	2025	2024	2023
	(In thousands)
Cost of revenue	$62,467	$62,728	$113,266
Research and development	—	1,867	1,913
Sales and marketing	45,607	47,248	77,128
General and administrative	—	8	—
Total	$108,074	$111,851	$192,307

The following table sets forth our results of operations for each of the periods presented as a percentage of our total revenue:

	Year Ended December 31,
	2025	2024	2023
Consolidated Statements of Operations, as a percentage of revenue: **
Revenue	100%	100%	100%
Cost of revenue	51	49	51
Gross profit	49	51	49
Operating expenses:
Research and development	20	23	23
Sales and marketing	17	19	25
General and administrative	8	10	11
Restructuring costs	*	*	4
Impairment of long-lived assets	*	—	8
Total operating expenses	46	52	70
Income (loss) from operations	3	(1)	(21)
Other expenses, net
Share of losses from equity method investment	(2)	(2)	(3)
Impairment of equity method investment	(2)	—	—
Impairment of strategic investments	—	*	(1)
Other income, net	2	2	1
Total other expenses, net	(2)	(1)	(3)
Income (loss) before provision for income taxes	1	(2)	(24)
Provision for income taxes	*	*	*
Net income (loss) attributable to common stockholders	1%	(2%)	(24%)
____________________________________
* Less than 0.5% of revenue.
** Columns may not add up to 100% due to rounding.

Comparison of Fiscal Years Ended December 31, 2025, 2024 and 2023
Revenue

	Year Ended December 31,
	2025	2024	2023	2024 to 2025 Change		2023 to 2024 Change
	(Dollars in thousands)
Revenue	$5,067,220	$4,458,036	$4,153,945	$609,184	14%	$304,091	7%
In 2025, revenue increased by $609.2 million, or 14%, compared to the same period last year. This increase was primarily attributable to the increased usage of our products by our existing customers, as reflected in our Dollar‑Based Net Expansion Rate of 108%, as well as an increase of $242.0 million in revenue derived from our new Active Customer Accounts. The increase also reflects $49.5 million in revenue related to the incremental A2P fees introduced by a major US carrier in June 2025.
Cost of Revenue and Gross Profit

	Year Ended December 31,
	2025	2024	2023	2024 to 2025 Change		2023 to 2024 Change
	(Dollars in thousands)
Cost of revenue	$2,588,486	$2,179,824	$2,110,015	$408,662	19%	$69,809	3%
Gross profit	$2,478,734	$2,278,212	$2,043,930	$200,522	9%	$234,282	11%

In 2025, cost of revenue increased by $408.7 million, or 19%, compared to the same period last year. This increase was primarily attributable to a $362.4 million increase in network service providers’ costs, net of the impact of the hedging instruments, which includes $49.5 million of the incremental A2P fees introduced by a major U.S. carrier during 2025.
In 2025, gross profit increased by $200.5 million, or 9%, compared to the same period last year. This increase was attributable to the factors impacting our revenue and cost of revenue, as described above.
Operating Expenses

	Year Ended December 31,
	2025	2024	2023	2024 to 2025 Change		2023 to 2024 Change
	(Dollars in thousands)
Research and development	$1,020,159	$1,008,747	$942,790	$11,412	1%	$65,957	7%
Sales and marketing	873,216	860,821	1,022,985	12,395	1%	(162,164)	(16)%
General and administrative	410,678	449,079	468,459	(38,401)	(9)%	(19,380)	(4)%
Restructuring costs	15,030	13,273	165,733	1,757	13%	(152,460)	(92)%
Impairment of long-lived assets	1,849	—	320,504	1,849	100%	(320,504)	(100)%
Total operating expenses	$2,320,932	$2,331,920	$2,920,471	$(10,988)	—%	$(588,551)	(20)%
In 2025, research and development expenses increased by $11.4 million, or 1%, compared to the same period last year. Fluctuations in the various research and development expense categories were not significant either individually or in the aggregate.
In 2025, sales and marketing expenses increased by $12.4 million, or 1%, compared to the same period last year. Fluctuations in the various sales and marketing expense categories were not significant either individually or in the aggregate.
In 2025, general and administrative expenses decreased by $38.4 million, or 9%, compared to the same period last year. The decrease was primarily attributable to a $27.2 million decrease in the provision for doubtful accounts due to strong collections and an improved aging profile of our accounts receivable, and a $13.2 million decrease in professional services fees.
In 2025, restructuring costs increased by $1.8 million, or 13%, compared to the same period last year. The restructuring activities in both periods were not significant.
In 2025, impairment of long-lived assets increased by $1.8 million, or 100%, compared to the same period last year. The impairment amount was not significant.
Other Expenses, net

	Year Ended December 31,
	2025	2024	2023	2024 to 2025 Change		2023 to 2024 Change
	(Dollars in thousands)
Share of losses from equity method investment	$101,217	$108,481	$121,897	$(7,264)	(7)%	$(13,416)	(11)%
Impairment of equity method investment	80,629	—	—	80,629	100%	—	—%
Impairment of strategic investments	—	8,220	$46,154	(8,220)	(100)%	(37,934)	(82)%
Other income, net	(79,138)	(81,796)	(47,863)	2,658	(3)%	(33,933)	71%
Total other expenses, net	$102,708	$34,905	$120,188	$67,803	194%	$(85,283)	(71)%
In 2025, other expenses, net, increased by $67.8 million, or 194%, compared to the same period last year. The increase was primarily attributable to an $80.6 million impairment of our equity method investment described in Note 12 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K. This increase was partially offset by an $8.2 million decrease in impairment of our strategic investments and a $7.3 million decrease in our share of losses from our equity method investment.

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
Non‑GAAP Gross Profit and Non‑GAAP Gross Margin
For the periods presented, we define non‑GAAP gross profit and non‑GAAP gross margin as GAAP gross profit and GAAP gross margin, respectively, adjusted to exclude, as applicable, certain expenses as presented in the table below:

	Year Ended December 31,
	2025	2024	2023
Reconciliation:	(In thousands)
GAAP gross profit	$2,478,734	$2,278,212	$2,043,930
GAAP gross margin	49%	51%	49%
Non-GAAP adjustments:
Stock-based compensation	16,570	22,001	26,343
Amortization of acquired intangibles	62,467	62,728	113,266
Payroll taxes related to stock-based compensation	1,466	1,133	699
Non-GAAP gross profit	$2,559,237	$2,364,074	$2,184,238
Non-GAAP gross margin	51%	53%	53%

Non‑GAAP Operating Expenses
For the periods presented, we define non‑GAAP operating expenses (including categories of operating expenses) as GAAP operating expenses (and categories of operating expenses) adjusted to exclude, as applicable, certain expenses as presented in the table below:

	Year Ended December 31,
	2025	2024	2023
Reconciliation:	(In thousands)
GAAP operating expenses	$2,320,932	$2,331,920	$2,920,471
Non-GAAP adjustments:
Stock-based compensation	(582,084)	(591,428)	(636,499)
Amortization of acquired intangibles	(45,607)	(49,123)	(79,041)
Acquisition and divestiture related expenses	(486)	—	(5,555)
Loss on net assets divested	—	—	(32,277)
Payroll taxes related to stock-based compensation	(23,288)	(8,509)	(12,286)
Charitable contributions	(18,940)	(19,907)	(17,346)
Restructuring costs	(15,030)	(13,273)	(165,733)
Impairment of long-lived assets	(1,849)	—	(320,504)
Gain on lease termination	1,556	—	—
Non-GAAP operating expenses	$1,635,204	$1,649,680	$1,651,230
Non‑GAAP Income from Operations and Non‑GAAP Operating Margin
For the periods presented, we define non‑GAAP income from operations and non‑GAAP operating margin as GAAP income (loss) from operations and GAAP operating margin, respectively, adjusted to exclude, as applicable, certain expenses as presented in the table below:

	Year Ended December 31,
	2025	2024	2023
Reconciliation:	(In thousands)
GAAP income (loss) from operations	$157,802	$(53,708)	$(876,541)
GAAP operating margin	3%	(1)%	(21)%
Non-GAAP adjustments:
Stock-based compensation	598,654	613,429	662,842
Amortization of acquired intangibles	108,074	111,851	192,307
Acquisition and divestiture related expenses	486	—	5,555
Loss on net assets divested	—	—	32,277
Payroll taxes related to stock-based compensation	24,754	9,642	12,985
Charitable contributions	18,940	19,907	17,346
Restructuring costs	15,030	13,273	165,733
Impairment of long-lived assets	1,849	—	320,504
Gain on lease termination	(1,556)	—	—
Non-GAAP income from operations	$924,033	$714,394	$533,008
Non-GAAP operating margin	18%	16%	13%

Free Cash Flow and Free Cash Flow Margin
For the periods presented, we define free cash flow as net cash provided by operating activities less capitalized software development costs and purchases of long-lived and intangible assets, and we define free cash flow margin as free cash flow divided by revenue, as presented in the table below:

	Year Ended December 31,
	2025	2024	2023
Reconciliation:	(In thousands)
Net cash provided by operating activities	$1,003,244	$716,241	$414,752
Operating cash flow margin	20%	16%	10%
Non-GAAP adjustments:
Capitalized software development costs	(51,969)	(51,808)	(39,925)
Purchases of long-lived and intangible assets	(5,848)	(6,978)	(11,310)
Free cash flow	$945,427	$657,455	$363,517
Free cash flow margin	19%	15%	9%
Net cash provided by investing activities	$80,948	$1,370,837	$228,603
Net cash used in financing activities	$(833,095)	$(2,311,572)	$(643,610)
Liquidity and Capital Resources
As of December 31, 2025, we had cash and cash equivalents of $682.3 million and short-term marketable securities of $1.8 billion. Cash equivalents consist of money market funds and commercial paper. Short-term marketable securities consist primarily of U.S. treasury securities, high credit quality corporate debt securities and commercial paper. The cash and cash equivalents and short-term marketable securities are held for working capital purposes.
Our principal sources of liquidity have been (i) the payments received from customers using our products; (ii) public equity offerings, most recently in February 2021; and (iii) debt financings, most recently the issuance of our 2029 Notes and 2031 Notes (each, as defined below) in March 2021.
Our primary uses of cash include operating costs, such as personnel-related costs, network service provider costs, cloud infrastructure costs, facility-related spending, acquisitions and investments we may make from time to time, and repurchases of common stock under our share repurchase program. Our principal contractual and other commitments consist of obligations under our 2029 Notes and 2031 Notes, our operating leases for office space that we occupy, sublease or hold to sublease, and contractual commitments to our cloud infrastructure and network service providers. Refer to Note 10, Note 15 and Note 18(a) to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for discussions of our obligations and commitments related to leases, debt and other purchase obligations.
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
We believe that our cash, cash equivalents and marketable securities balances, as well as the cash flows generated by our operations, will be sufficient to satisfy our anticipated cash needs for working capital, capital expenditures, and authorized share repurchases, for the next 12 months and beyond. However, our belief may prove to be incorrect, and we could utilize our available financial resources sooner than we currently expect. We may be required to seek additional equity or debt financing in order to meet our future capital requirements. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us, or at all. If we are unable to raise additional capital when desired, our business, results of operations and financial condition would be adversely affected. Our future capital requirements, the adequacy of our available funds and our cash from operations depend on many factors and are affected by various risks and uncertainties, including those set forth in Part I, Item 1A, “Risk Factors.”

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
In the year ended December 31, 2025, we repurchased $854.6 million in aggregate value, or 8.0 million shares, of our Class A common stock.
2029 Notes and 2031 Notes
In March 2021, we issued and sold $1.0 billion aggregate principal amount of senior notes, consisting of $500.0 million principal amount of 3.625% notes due 2029 (the “2029 Notes”) and $500.0 million principal amount of 3.875% notes due 2031 (the “2031 Notes,” and together with the 2029 Notes, the “Notes”). These Notes are described in detail in Note 15 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
Cash Flows
The following table summarizes our cash flows:

	Year Ended December 31,
	2025	2024	2023
	(In thousands)
Cash provided by operating activities	$1,003,244	$716,241	$414,752
Cash provided by investing activities	80,948	1,370,837	228,603
Cash used in financing activities	(833,095)	(2,311,572)	(643,610)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	—	108
Net increase (decrease) in cash, cash equivalents and restricted cash	$251,097	$(224,494)	$(147)
Cash Flows from Operating Activities
In 2025, cash provided by operating activities consisted primarily of our net income of $33.8 million adjusted for non-cash items, including $600.4 million of stock-based compensation expense, $195.4 million of depreciation and amortization expense, $101.2 million of our share of losses from equity method investment, $80.6 million of impairment related to our equity method investment, $74.5 million in amortization of deferred commissions, $22.0 million of non-cash reductions in our operating right-of-use asset and $113.9 million of cumulative changes in operating assets and liabilities. With respect to changes in operating assets and liabilities, accounts receivable and prepaid expenses increased $44.5 million primarily due to revenue growth, timing of cash receipts and pre-payments of our cloud infrastructure fees and certain operating expenses. Other long-term assets increased $122.2 million primarily due to an increase in long-term prepayments to support our business and an increase in deferred sales commissions related to the growth of our business. Accrued expenses and other current liabilities increased $102.7 million primarily driven by a $53.1 million increase related to our accrued network service providers’ costs and hosting fees and a $45.5 million increase in accruals related to payroll and our company-wide bonus program. Operating lease liabilities decreased $35.6 million due to payments made against our operating lease obligations.
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

Cash Flows from Investing Activities
In 2025, cash provided by investing activities was $80.9 million primarily consisting of $200.3 million of maturities and sales of marketable securities and other investments, net of purchases, partially offset by $61.5 million of net cash paid to acquire other businesses as described in Note 11 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K, $52.0 million related to capitalized software development costs and $5.8 million related to purchases of long-lived assets.
In 2024, cash provided by investing activities was $1.4 billion primarily consisting of $1.4 billion of maturities and sales of marketable securities and other investments, net of purchases, partially offset by $51.8 million related to capitalized software development costs and $7.0 million related to purchases of long-lived assets.
Cash Flows from Financing Activities
In 2025, cash used in financing activities was $833.1 million primarily consisting of $868.9 million of cash paid to repurchase 8.0 million shares of our common stock, including related costs, offset by $41.4 million in proceeds from stock options exercised by our employees and shares issued under our employee stock purchase plan.
In 2024, cash used in financing activities was $2.3 billion primarily consisting of $2.3 billion of cash paid to repurchase 36.8 million shares of our common stock, including related costs, offset by $37.4 million in proceeds from stock options exercised by our employees and shares issued under our employee stock purchase plan.
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
Our subscription-based fees are derived from our software products, such as Segment, Email and Marketing Campaigns, and certain other non-usage-based contracts, such as with the sales of short codes. Non-usage-based contracts revenue is recognized on a ratable basis over the contractual term which is generally from one to three years.
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
Interest Rate Risk
We had cash and cash equivalents of $682.3 million and marketable securities of $1.8 billion as of December 31, 2025. In any given period, cash, cash equivalents and restricted cash may consist of bank deposits, money market funds, reverse repurchase agreements and commercial paper. Marketable securities consist primarily of U.S. treasury securities, high credit quality corporate debt securities and commercial paper. The cash and cash equivalents and marketable securities are held for working capital purposes. Such interest‑earning instruments carry a degree of interest rate risk. To date, fluctuations in interest income have not been significant. The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. In March 2021, we issued $1.0 billion aggregate principal amount of our 2029 Notes and 2031 Notes carrying fixed interest rates of 3.625% and 3.875%, respectively. Due to the short‑term nature of our investments and fixed rate nature of our debt, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. A hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
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
Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of Twilio Inc. and subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
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
Evaluation of the sufficiency of audit evidence over revenue recognition
As discussed in Note 2(e) to the consolidated financial statements, the Company's revenue is derived from usage and non-usage-based fees earned from customers accessing the Company's cloud-based platform. As of December 31, 2025, the Company recorded $5.1 billion in revenues, a portion of which related to Messaging and Voice APIs. The Company’s revenue recognition process is highly automated, and revenue is recorded within the Company’s general ledger through reliance on customized and proprietary information technology (IT) systems.
We identified the evaluation of the sufficiency of audit evidence over revenue recognition related to the Company’s Messaging and Voice APIs as a critical audit matter. This matter required especially subjective auditor judgment because of the large number of information technology (IT) applications involved in the revenue recognition process. Auditor judgment was required in determining the nature and extent of audit evidence obtained over these information systems that process revenue transactions. Involvement of IT professionals with specialized skills and knowledge was required to assist with the performance and evaluation of certain procedures and determination of IT applications subject to testing.
The following are the primary procedures we performed to address this critical audit matter. We applied auditor judgment to determine the nature and extent of procedures to be performed over revenue recognition. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s Messaging and Voice revenue recognition process. We involved IT professionals with specialized skills and knowledge, who assisted in testing controls related to the Company’s general information technology and application controls related to the systems utilized within the Company’s Messaging and Voice revenue recognition process. For a sample of customer agreements, we compared the pricing reflected in the Company’s revenue IT system to the contractually agreed upon pricing with the customer. For a sample of revenue transactions, we compared the amounts recognized for consistency with underlying documentation, including contracts with customers. We assessed the recorded revenue by comparing revenue to underlying cash receipts. We evaluated credits issued after year end to assess the revenue recorded within the period. In addition, we evaluated the overall sufficiency of audit evidence obtained by assessing the results of procedures performed, including appropriateness of the nature and extent of such evidence.
/s/ KPMG LLP
We have served as the Company’s auditor since 2013.
San Francisco, California
February 24, 2026

TWILIO INC.
Consolidated Balance Sheets

	As of December 31,
	2025	2024
	(In thousands, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$682,335	$421,297
Short-term marketable securities	1,788,007	1,963,102
Accounts receivable, net	636,736	588,540
Prepaid expenses and other current assets	469,650	474,360
Total current assets	3,576,728	3,447,299
Property and equipment, net	176,963	191,042
Operating right-of-use assets	39,031	53,405
Equity method investment	301,642	485,835
Intangible assets, net	142,065	238,503
Goodwill	5,291,787	5,243,266
Other long-term assets	242,674	206,122
Total assets	$9,770,890	$9,865,472
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$85,089	$100,169
Accrued expenses and other current liabilities	608,119	530,686
Deferred revenue and customer deposits	158,677	155,680
Operating lease liability, current	35,123	33,685
Total current liabilities	887,008	820,220
Operating lease liability, noncurrent	54,162	85,875
Long-term debt, net	992,287	990,587
Other long-term liabilities	15,887	15,824
Total liabilities	1,949,344	1,912,506
Commitments and contingencies (Note 18)
Stockholders’ equity:
Preferred stock, $0.001 par value, 100,000,000 shares authorized, none issued	—	—
Class A common stock, $0.001 par value per share
Authorized shares 1,000,000,000 as of December 31, 2025 and 2024; Issued and outstanding shares 152,411,346 and 152,610,697 as of December 31, 2025 and 2024	152	153
Additional paid-in capital	16,148,190	15,476,124
Accumulated other comprehensive income (loss)	15,668	(1,301)
Accumulated deficit	(8,342,464)	(7,522,010)
Total stockholders’ equity	7,821,546	7,952,966
Total liabilities and stockholders’ equity	$9,770,890	$9,865,472
See accompanying notes to consolidated financial statements.

TWILIO INC.
Consolidated Statements of Operations

	Year Ended December 31,
	2025	2024	2023
	(In thousands, except share and per share amounts)
Revenue	$5,067,220	$4,458,036	$4,153,945
Cost of revenue	2,588,486	2,179,824	2,110,015
Gross profit	2,478,734	2,278,212	2,043,930
Operating expenses:
Research and development	1,020,159	1,008,747	942,790
Sales and marketing	873,216	860,821	1,022,985
General and administrative	410,678	449,079	468,459
Restructuring costs	15,030	13,273	165,733
Impairment of long-lived assets	1,849	—	320,504
Total operating expenses	2,320,932	2,331,920	2,920,471
Income (loss) from operations	157,802	(53,708)	(876,541)
Other expenses, net:
Share of losses from equity method investment	(101,217)	(108,481)	(121,897)
Impairment of equity method investment	(80,629)	—	—
Impairment of strategic investments	—	(8,220)	(46,154)
Other income, net	79,138	81,796	47,863
Total other expenses, net	(102,708)	(34,905)	(120,188)
Income (loss) before provision for income taxes	55,094	(88,613)	(996,729)
Provision for income taxes	(21,260)	(20,790)	(18,712)
Net income (loss) attributable to common stockholders	$33,834	$(109,403)	$(1,015,441)
Net income (loss) per share attributable to common stockholders:
Basic	$0.22	$(0.66)	$(5.54)
Diluted	$0.21	$(0.66)	$(5.54)
Weighted-average shares used to compute net income (loss) per share attributable to common stockholders:
Basic	152,986,390	165,925,128	183,327,844
Diluted	159,788,944	165,925,128	183,327,844
See accompanying notes to consolidated financial statements.

TWILIO INC.
Consolidated Statements of Comprehensive Income (Loss)

	Year Ended December 31,
	2025	2024	2023
	(In thousands)
Net income (loss)	$33,834	$(109,403)	$(1,015,441)
Other comprehensive income (loss):
Unrealized gain on marketable securities	5,273	7,332	99,742
Foreign currency translation	—	—	5,587
Net change in market value of effective foreign currency forward exchange contracts	14,043	(9,986)	898
Share of other comprehensive (loss) income from equity method investment	(2,347)	734	15,553
Total other comprehensive income (loss)	16,969	(1,920)	121,780
Comprehensive income (loss) attributable to common stockholders	$50,803	$(111,323)	$(893,661)
See accompanying notes to consolidated financial statements.

TWILIO INC.
Consolidated Statements of Stockholders’ Equity

	Common Stock Class A		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
	(In thousands, except share amounts)
Balance as of December 31, 2024	152,610,697	$153	$15,476,124	$(1,301)	$(7,522,010)	$7,952,966
Net income	—	—	—	—	33,834	33,834
Exercises of vested stock options	420,056	—	6,248	—	—	6,248
Vesting of restricted stock units	6,944,005	8	(8)	—	—	—
Value of equity awards withheld for tax liability	(1,665)	—	(213)	—	—	(213)
Shares of Class A common stock issued and donated to charity	88,408	—	9,935	—	—	9,935
Unrealized gain on marketable securities	—	—	—	5,273	—	5,273
Repurchases of shares of Class A common stock including related costs	(8,048,649)	(9)	—	—	(854,288)	(854,297)
Shares issued under ESPP	398,494	—	35,115	—	—	35,115
Net change in market value of effective foreign currency forward exchange contracts	—	—	—	14,043	—	14,043
Share of other comprehensive loss from equity method investment	—	—	—	(2,347)	—	(2,347)
Stock-based compensation	—	—	619,236	—	—	619,236
Stock-based compensation - restructuring	—	—	1,753	—	—	1,753
Balance as of December 31, 2025	152,411,346	$152	$16,148,190	$15,668	$(8,342,464)	$7,821,546
See accompanying notes to consolidated financial statements.

TWILIO INC.
Consolidated Statements of Stockholders’ Equity

	Common Stock Class A		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
	(In thousands, except share amounts)
Balance as of December 31, 2023	181,945,771	$182	$14,797,723	$619	$(5,065,972)	$9,732,552
Net loss	—	—	—	—	(109,403)	(109,403)
Exercises of vested stock options	181,818	—	4,341	—	—	4,341
Vesting of restricted stock units	6,639,672	7	(7)	—	—	—
Value of equity awards withheld for tax liability	(28,006)	—	(2,000)	—	—	(2,000)
Shares of Class A common stock issued and donated to charity	88,408	—	5,907	—	—	5,907
Unrealized gain on marketable securities	—	—	—	7,332	—	7,332
Repurchases of shares of Class A common stock including related costs	(36,848,645)	(36)	—	—	(2,346,635)	(2,346,671)
Shares returned from escrow	(696)	—	(192)	—	—	(192)
Shares issued under ESPP	632,375	—	33,045	—	—	33,045
Net change in market value of effective foreign currency forward exchange contracts	—	—	—	(9,986)	—	(9,986)
Share of other comprehensive income from equity method investment	—	—	—	734	—	734
Stock-based compensation	—	—	634,129	—	—	634,129
Stock-based compensation - restructuring	—	—	3,178	—	—	3,178
Balance as of December 31, 2024	152,610,697	$153	$15,476,124	$(1,301)	$(7,522,010)	$7,952,966
See accompanying notes to consolidated financial statements.

TWILIO INC.
Consolidated Statements of Stockholders’ Equity

	Common Stock Class A		Common Stock Class B		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
	(In thousands, except share amounts)
Balance as of December 31, 2022	176,358,104	$174	9,617,605	$12	$14,055,853	$(121,161)	$(3,375,836)	$10,559,042
Net loss	—	—	—	—	—	—	(1,015,441)	(1,015,441)
Exercises of vested stock options	238,474	—	127,982	—	7,344	—	—	7,344
Vesting of restricted stock units	5,939,641	7	—	—	(7)	—	—	—
Value of equity awards withheld for tax liability	(38,655)	—	—	—	(2,565)	—	—	(2,565)
Conversion of shares of Class B common stock into shares of Class A common stock	9,745,587	12	(9,745,587)	(12)	—	—	—	—
Shares of Class A common stock issued and donated to charity	88,408	—	—	—	5,346	—	—	5,346
Unrealized gain on marketable securities	—	—	—	—	—	99,742	—	99,742
Repurchases of shares of Class A common stock including related costs	(11,292,516)	(11)	—	—	—	—	(674,695)	(674,706)
Foreign currency translation	—	—	—	—	—	5,587	—	5,587
Shares issued under ESPP	906,728	—	—	—	36,496	—	—	36,496
Net change in market value of effective foreign currency forward exchange contracts	—	—	—	—	—	898	—	898
Share of other comprehensive income from equity method investment	—	—	—	—	—	15,553	—	15,553
Stock-based compensation	—	—	—	—	682,241	—	—	682,241
Stock-based compensation - restructuring	—	—	—	—	13,015	—	—	13,015
Balance as of December 31, 2023	181,945,771	$182	—	$—	$14,797,723	$619	$(5,065,972)	$9,732,552
See accompanying notes to consolidated financial statements.

TWILIO INC.
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2025	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:	(In thousands)
Net income (loss)	$33,834	$(109,403)	$(1,015,441)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	195,444	205,984	284,413
Non-cash reduction to the right-of-use asset	22,000	19,095	26,971
Net amortization of investment premium and discount	(14,132)	(22,940)	(44)
Impairment of long-lived assets	1,849	—	320,504
Stock-based compensation	600,407	616,607	675,857
Amortization of deferred commissions	74,533	76,348	72,892
Realized and unrealized (gains) losses on equity securities	(1,016)	1,681	8,043
Provision for doubtful accounts	8,230	35,393	51,859
Value of shares of Class A common stock issued and donated to charity	9,935	5,907	5,346
Share of losses from equity method investment	101,217	108,481	121,897
Impairment of equity method investment	80,629	—	—
Impairment of strategic investments	—	8,220	46,154
Loss on net assets divested	—	—	32,277
Other adjustments	4,182	5,009	14,669
Changes in operating assets and liabilities:
Accounts receivable	(55,067)	(61,160)	(85,093)
Prepaid expenses and other current assets	10,552	(153,470)	(56,283)
Other long-term assets	(122,203)	(47,077)	(2,328)
Accounts payable	(14,973)	(20,256)	12,370
Accrued expenses and other current liabilities	102,652	87,434	(51,816)
Deferred revenue and customer deposits	2,038	11,181	5,371
Operating lease liabilities	(35,592)	(48,759)	(56,340)
Other long-term liabilities	(1,275)	(2,034)	3,474
Net cash provided by operating activities	1,003,244	716,241	414,752
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions, net of cash acquired and payments related to prior period acquisitions	(61,496)	—	(5,770)
Divestitures, net of cash divested	—	—	38,194
Purchases of marketable securities and other investments	(1,050,858)	(923,863)	(1,953,003)
Proceeds from sales and maturities of marketable securities and other investments	1,251,119	2,353,486	2,200,417
Capitalized software development costs	(51,969)	(51,808)	(39,925)
Purchases of long-lived and intangible assets	(5,848)	(6,978)	(11,310)
Net cash provided by investing activities	80,948	1,370,837	228,603
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on finance leases	(5,306)	(12,558)	(16,134)
Value of equity awards withheld for tax liabilities	(213)	(2,000)	(2,565)
Repurchases of shares of Class A common stock and related costs	(868,939)	(2,334,400)	(668,751)
Proceeds from exercises of stock options and shares of Class A common stock issued under ESPP	41,363	37,386	43,840
Net cash used in financing activities	(833,095)	(2,311,572)	(643,610)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	—	108
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	251,097	(224,494)	(147)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—Beginning of period	431,437	655,931	656,078
CASH, CASH EQUIVALENTS AND RESTRICTED CASH —End of period	$682,534	$431,437	$655,931
Cash paid for income taxes, net	$17,711	$36,547	$37,818
Cash paid for interest	$37,578	$37,904	$38,389

RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH TO THE CONSOLIDATED BALANCE SHEETS
Cash and cash equivalents	$682,335	$421,297	$655,931
Restricted cash in other current assets	199	—	—
Restricted cash in other long-term assets	—	10,140	—
Total cash, cash equivalents and restricted cash	$682,534	$431,437	$655,931
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
(c)Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates are used for, but not limited to, revenue allowances and sales credit reserves; recoverability of long-lived and intangible assets; capitalization and useful life of the Company’s capitalized internal-use software development costs; fair values of acquired intangible assets, goodwill and equity method investments; accruals and contingencies. Estimates are based on historical experience and on various assumptions that the Company believes are reasonable under current circumstances. However, future events are subject to change and best estimates and judgments may require further adjustments, therefore, actual results could differ materially from those estimates. Management periodically evaluates such estimates and they are adjusted prospectively based upon such periodic evaluation.
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
During the years ended December 31, 2025, 2024 and 2023, no customer organization accounted for more than 10% of the Company’s total revenue.
As of December 31, 2025 and 2024, no customer organization represented more than 10% of the Company’s gross accounts receivable.

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
The majority of the Company’s revenue is derived from usage‑based fees. These fees are earned when customers access the Company’s cloud-based platform and start using the Company’s products. Platform access is considered a monthly series comprised of one performance obligation and usage-based fees are recognized as revenue in the period in which the usage occurs. Some examples of the usage-based products are Messaging and Voice. For the Messaging products, the fees relate to the number of text messages sent or received. For the Voice products, the fees primarily relate to minutes of call duration. In the years ended December 31, 2025, 2024 and 2023, the revenue from usage-based fees represented 74%, 72%, and 71% of total revenue, respectively.
Subscription-based fees are derived from various products such as Segment, Email and others. Subscription-based contracts revenue is recognized on a ratable basis over the contractual term which is generally between one to three years. In the years ended December 31, 2025, 2024 and 2023, the revenue from non-usage-based fees represented 26%, 28%, and 29% of total revenue, respectively.
When our usage-based products are embedded into our subscription-based products, or when multiple products are purchased together as a solution, we charge for each product separately on a usage or a subscription basis, as applicable.
No significant judgments are required in determining whether products and services are considered distinct performance obligations and should be accounted for separately versus together, or to determine the stand-alone selling price.
The Company's arrangements do not contain general rights of return. However, credits may be issued on a case-by-case basis. The contracts do not provide customers with the right to take possession of the software supporting the applications. Amounts that have been charged via credit card or invoiced are recorded in accounts receivable and in revenue or deferred revenue depending on whether the revenue recognition criteria have been met.
The Company defines U.S. revenue as revenue from customers with IP addresses or mailing addresses at the time of registration in the United States. The Company defines international revenue as revenue from customers with IP addresses or mailing addresses at the time of registration outside of the United States.

Remaining Performance Obligations
Revenue allocated to remaining performance obligations represents deferred revenue and amounts that were and will be invoiced and recognized as revenue in future periods for non-cancelable subscription arrangements with terms greater than one year. The Company applies the optional exemption of not disclosing the transaction price allocated to the remaining performance obligations for its usage-based contracts and contracts with original duration of less than one year. Revenue allocated to remaining performance obligations for contracts with durations of greater than one year was $175.2 million as of December 31, 2025, of which 65% is expected to be recognized over the next 12 months and 96% is expected to be recognized over the next 24 months.
(f)Deferred Revenue and Customer Deposits
Deferred revenue is recorded when a non-cancellable contractual right to bill exists or when cash payments are received in advance of future usage on non-cancelable contracts. Customer refundable prepayments are recorded as customer deposits. As of December 31, 2025 and 2024, the Company recorded $158.7 million and $155.7 million as its deferred revenue and customer deposits, respectively, that are included in deferred revenue and customer deposits in the accompanying consolidated balance sheets. During the years ended December 31, 2025, 2024 and 2023, the Company recognized $134.1 million, $120.7 million, and $120.5 million of revenue, respectively, that was included in its deferred revenue and customer deposits balances as of the end of the previous year.
(g)Deferred Sales Commissions
The Company records an asset for the incremental costs of obtaining a contract with a customer, such as sales commissions, that are earned upon execution of contracts. The Company uses the portfolio of data method to determine the estimated period of benefit of capitalized commissions which is generally determined to be up to five years. Amortization expense related to these capitalized costs are recognized on a straight line basis over the estimated period of benefit. The Company applies the optional exemption of expensing these costs as incurred with amortization periods of one year or less.
Total net capitalized commission costs as of December 31, 2025 and 2024 were $147.7 million and $166.0 million, respectively, and are included in prepaid expenses and other current assets and other long‑term assets in the accompanying consolidated balance sheets. Amortization of these assets was $74.5 million, $76.3 million and $72.9 million in the years ended December 31, 2025, 2024 and 2023, respectively, and is included in sales and marketing expense in the accompanying consolidated statements of operations.
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

Capitalized costs of platform and other software applications are included in property and equipment. These costs are amortized over the estimated useful life of the software on a straight-line basis over three years. Management periodically evaluates the useful life of these assets and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. The amortization of costs related to the platform applications is included in cost of revenue, while the amortization of costs related to software applications developed for internal use is included in operating expenses.
(k)Advertising Costs
Advertising costs are expensed as incurred and were $39.8 million, $48.7 million and $71.1 million in the years ended December 31, 2025, 2024 and 2023, respectively. Advertising costs are included in sales and marketing expenses in the accompanying consolidated statements of operations.
(l)Restructuring Costs
The Company records restructuring expenses when management commits to a restructuring plan, the restructuring plan identifies all significant actions, the period of time to complete the restructuring plan indicates that significant changes to the plan are not likely and employees who are impacted have been notified of the pending involuntary termination.
(m)Stock-Based Compensation
All stock-based compensation to employees is measured on the grant date based on the fair value of the awards on that date. These costs are recognized in expense following a straight-line attribution method over the requisite service period. For performance-based restricted stock units (“PSUs”) with operational performance targets, the grant date fair value is the closing price of the Company’s Class A common stock on the date of grant. The expense is recognized on a straight-line basis over the performance period only if it is probable that the performance target will be achieved. The probability of achievement is assessed each reporting period and adjustments are recorded accordingly. For PSUs with market conditions, the grant date fair value is determined using a Monte-Carlo simulation model and the expense is recognized on a straight-line basis over the performance period.
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
•Expected term. The expected term represents the period over which the stock option or the purchase right is expected to be outstanding. The Company uses a simplified calculation for the expected term, which reflects the weighted-average time-to-vest and the contractual life of the stock option or the purchase right;
•Expected volatility. The expected volatility is derived from the average of the historical volatilities of the Company’s Class A common stock.
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
The Company records interest and penalties related to uncertain tax positions in the provision for income taxes in the consolidated statements of operations. As of December 31, 2025, 2024 and 2023, these amounts were not significant.
(o)Foreign Currency
The functional currency of the Company's foreign subsidiaries is primarily the U.S. dollar. Accordingly, the subsidiaries remeasure monetary assets and liabilities at period-end exchange rates, while non-monetary items are remeasured at historical rates. Revenue and expense accounts are remeasured at the average exchange rate in effect during the month in which the transactions occur. Remeasurement adjustments are recognized in the consolidated statements of operations as other income, net, in the year of occurrence. Foreign currency transaction gains and losses are included in other income, net, in the accompanying consolidated statements of operations.
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
(p)Comprehensive Income (Loss)
Comprehensive income (loss) refers to net income (loss) and other revenue, expenses, gains and losses that, under U.S. GAAP, are recorded as an element of stockholders' equity but are excluded from the calculation of net income (loss).
(q)Net Income (Loss) Per Share Attributable to Common Stockholders
The Company computes net income (loss) per share in accordance with Accounting Standards Codification (“ASC”) 260 “Earnings per Share.” Basic net income (loss) per share attributable to common stockholders is computed by dividing net income (loss) attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted net income (loss) per share gives effect to all dilutive potential common shares outstanding during the period, such as stock options, RSUs and shares partially paid for under ESPP, using the treasury stock method; the contingently issuable shares guidance is applied to PSUs. Diluted net income (loss) per share excludes all dilutive potential common shares if their effect is anti-dilutive. The Company calculates its basic and diluted net income (loss) per share attributable to common stockholders in conformity with the two-class method required for companies with participating securities.
The Company has 100,000,000 shares of preferred stock that are authorized but none are issued or outstanding.
Class A common stock was the only outstanding class of equity securities of the Company as of December 31, 2025 and 2024. Each share of Class A common stock is entitled to one vote per share.
Prior to June 28, 2023, the Company’s outstanding equity securities included its Class B common stock. On June 28, 2023, each outstanding share of the Company’s Class B common stock automatically converted (the “Conversion”) into one share of the Company’s Class A common stock pursuant to the terms of the Company’s certificate of incorporation. In addition, upon the Conversion, all outstanding stock options that were exercisable for shares of Class B common stock prior to the

Conversion became exercisable for shares of Class A common stock. The Company retired all of the shares of its Class B common stock that were issued but not outstanding following the Conversion.
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
(s)Accounts Receivable and Allowance for Doubtful Accounts
Accounts receivable are recorded net of the allowance for doubtful accounts. The allowance for doubtful accounts is estimated based on the Company's assessment of its ability to collect on customer accounts receivable. The Company regularly reviews the allowance by considering certain factors such as historical experience, credit quality, age of accounts receivable balances and other known conditions that may affect a customer's ability to pay. In cases where the Company is aware of circumstances that may impair a specific customer's ability to meet their financial obligations, a specific allowance is recorded against amounts due from the customer which reduces the net recognized receivable to the amount the Company reasonably believes will be collected. The Company writes-off accounts receivable against the allowance when a determination is made that the balance is uncollectible and collection of the receivable is no longer being actively pursued. As of December 31, 2025 and 2024, the allowance for doubtful accounts was $21.5 million and $27.5 million, respectively, and is recorded in accounts receivable, net, in the accompanying consolidated balance sheets.
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
The Company determines the difference between its purchase price and its proportionate share of the net assets of the investee, which constitutes its excess basis in the investment. This excess basis is allocated to the identifiable assets and liabilities of the investee utilizing purchase accounting principles and is used to calculate the amortizable basis difference and the equity method goodwill. Basis differences attributed to intangible assets with determinable economic lives and liabilities are generally amortized on a straight-line basis over the useful lives of the associated assets and the expected term for the liabilities. Basis differences related to intangible assets without determinable economic lives are not amortized.
Equity method goodwill is not amortized or tested for impairment. Instead, the Company evaluates its equity method investments for impairment whenever events or changes in circumstance indicate that the carrying amounts of such investments may be in excess of their fair value. When such indicators exist, the other-than-temporary impairment model is utilized, which considers the severity and duration of a decline in fair value below book value and the Company’s ability and intent to hold the investment for a sufficient period of time to allow for recovery. If a decline in the value of an equity method investment is determined to be other than temporary, a loss is recorded in the period of such determination. When an impairment loss is recorded in the period, the Company allocates such loss to its overall basis difference in the following order: (a) reducing the equity method goodwill to zero, then (b) reducing the individual basis differences attributable to long-lived assets proportionately based on their amounts relative to the overall basis difference on the impairment date.
(w)Segment Information
The Company determines its operating and reportable segments in accordance with ASC 280 Segment Reporting, which requires financial information to be reported based on how the chief operating decision maker (“CODM”), who is the Company's Chief Executive Officer (“CEO”), reviews and manages the business, and establishes criteria for aggregating operating segments into reportable segments. The Company operates in and reports its results in a single operating and reportable segment.
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

(y)Goodwill
Goodwill represents the excess of the aggregate purchase price over the fair value of net identifiable assets acquired in a business combination. Goodwill is not amortized and is tested for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The Company operates as one reporting unit and has selected October 1 as the date of its annual impairment test.
The Company has the option to first perform a qualitative assessment to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount. However, the Company may elect to bypass the qualitative assessment and proceed directly to the quantitative impairment tests. The impairment test involves comparing the fair value of a reporting unit to its carrying amount, including goodwill. In the valuation of goodwill, management must make assumptions regarding estimated future cash flows to be derived from the reporting unit. Changes in these estimates or assumptions in future periods may result in the recognition of an impairment in the affected period. Goodwill impairment is calculated as the amount by which the reporting unit’s carrying amount exceeds its fair value, and is limited to the carrying amount of goodwill.
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
In the valuation of an asset or an asset group, management must make assumptions regarding estimated future revenue and cash flows to be derived from the respective asset or asset group, discount rates used and other assumptions. Changes in these estimates or their related assumptions in future periods may result in the recognition of an impairment of an asset or an asset group in the affected period..

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
The carrying values of the strategic investments, which consist of restricted equity securities of a publicly held company and equity securities of privately held companies, are determined under the measurement alternative on a non-recurring basis adjusting for observable changes in fair value or impairment. The Company does not have a controlling interest nor can it exercise significant influence over any of these entities.
The Company regularly reviews changes to the rating of its debt securities by rating agencies and monitors the surrounding economic conditions to assess the risk of expected credit losses. As of December 31, 2025, the risk of expected credit losses was not significant.
Impairments are considered to be other than temporary if they are related to deterioration in credit risk or if it is likely that the security will be sold before the recovery of its cost basis. Realized gains and losses and declines in value deemed to be other than temporary are determined based on the specific identification method and are reported in other income, net in the accompanying consolidated statements of operations.
(ae)Recently Adopted Accounting Guidance
In December 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” which requires disclosure of disaggregated income taxes paid, prescribes standard categories for the components of the effective tax rate reconciliation and modifies other income tax related disclosures. ASU 2023-09 is effective for annual periods beginning after December 15, 2024, and may be applied on a prospective basis. The Company adopted ASU 2023-09 on a prospective basis in 2025. Prior periods were not restated to conform to the new presentation.
(af)Recently Issued Accounting Guidance, Not yet Adopted
In September 2025, the FASB issued ASU 2025-06, “Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software,” which modernizes the accounting for internal-use software by replacing the previous stage-based model and aligning the capitalization process with current development practices, especially agile and iterative methods. ASU 2025-06 is effective for annual reporting periods beginning after December 15, 2027, and may be applied prospectively, retrospectively, or using a modified transition approach. Early adoption is permitted. The Company is in process of evaluating the impact of the adoption of this ASU on its consolidated financial statements.
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

3. Fair Value Measurements
Financial Assets
The following tables provide the financial assets measured at fair value on a recurring basis:

	Amortized Cost or Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses Less Than 12 Months	Gross Unrealized Losses More Than 12 Months	Fair Value Hierarchy as of December 31, 2025			Aggregate Fair Value
					Level 1	Level 2	Level 3
Financial Assets:	(In thousands)
Cash and cash equivalents:
Money market funds	$454,505	$—	$—	$—	$454,505	$—	$—	$454,505
Commercial paper	37,517	—	—	—	—	37,517	—	37,517
Total included in cash and cash equivalents	492,022	—	—	—	454,505	37,517	—	492,022
Marketable securities:
Debt securities:
U.S. Treasury securities	249,396	1,190	(9)	—	250,577	—	—	250,577
Corporate debt securities and commercial paper	1,523,935	9,360	(84)	(1)	—	1,533,210	—	1,533,210
Total debt securities	1,773,331	10,550	(93)	(1)	250,577	1,533,210	—	1,783,787
Equity securities	4,220	—	—	—	4,220	—	—	4,220
Total marketable securities	1,777,551	10,550	(93)	(1)	254,797	1,533,210	—	1,788,007
Total financial assets	$2,269,573	$10,550	$(93)	$(1)	$709,302	$1,570,727	$—	$2,280,029

	Amortized Cost or Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses Less Than 12 Months	Gross Unrealized Losses More Than 12 Months	Fair Value Hierarchy as of December 31, 2024			Aggregate Fair Value
					Level 1	Level 2	Level 3
Financial Assets:	(In thousands)
Cash and cash equivalents:
Money market funds	$207,323	$—	$—	$—	$207,323	$—	$—	$207,323
Commercial paper	15,059	—	—	—	—	15,059	—	15,059
U.S. Treasury bills	2,748	—	—	—	2,748	—	—	2,748
Total included in cash and cash equivalents	225,130	—	—	—	210,071	15,059	—	225,130
Marketable securities:
Debt securities:
U.S. Treasury securities	379,846	1,243	(296)	(55)	380,738	—	—	380,738
Non-U.S. government securities	2,909	27	—	—	2,936	—	—	2,936
Corporate debt securities and commercial paper	1,571,944	6,415	(1,594)	(557)	16,890	1,559,318	—	1,576,208
Total debt securities	1,954,699	7,685	(1,890)	(612)	400,564	1,559,318	—	1,959,882
Equity securities	3,220	—	—	—	3,220	—	—	3,220
Total marketable securities	1,957,919	7,685	(1,890)	(612)	403,784	1,559,318	—	1,963,102
Total financial assets	$2,183,049	$7,685	$(1,890)	$(612)	$613,855	$1,574,377	$—	$2,188,232
Debt Securities
The Company’s primary objective when investing excess cash is preservation of capital, hence the Company’s debt securities primarily consist of U.S. Treasury securities, non-U.S. government securities, high credit quality corporate debt securities and commercial paper. Because the Company views its debt securities as available to support its current operations, it has classified all available for sale securities as short-term.
Interest earned on marketable securities was $70.6 million, $90.2 million and $77.7 million in the years ended December 31, 2025, 2024 and 2023, respectively. The interest is recorded as other income, net, in the accompanying consolidated statements of operations.

The following table summarizes the contractual maturities of marketable securities:

	As of December 31,
	2025		2024
	Amortized Cost	Aggregate Fair Value	Amortized Cost	Aggregate Fair Value
Financial Assets:	(In thousands)
Less than one year	$588,022	$590,997	$684,294	$685,091
One to three years	1,185,309	1,192,790	1,270,405	1,274,791
Total	$1,773,331	$1,783,787	$1,954,699	$1,959,882
Strategic Investments
As of December 31, 2025 and 2024, the Company held strategic investments with an aggregate carrying value of $24.5 million and $23.5 million, respectively, recorded as other long-term assets in the accompanying consolidated balance sheets. There were no significant impairments or adjustments recorded in the years ended December 31, 2025 and 2024 related to these securities. In the year ended December 31, 2023, the Company remeasured to fair value one of its strategic investments acquired in 2021 due to an assessed impairment. The fair value measurement of the strategic investment is classified as Level 2 in the fair value hierarchy and the primary input used in the fair value measurement was the publicly available stock price of the issuer’s unrestricted security of the same class. The impairment loss of $46.2 million is recorded in other expenses, net, in the accompanying consolidated statement of operations for the year ended December 31, 2023.
Financial Liabilities
The Company’s financial liabilities that are measured at fair value on a recurring basis consist of foreign currency derivative liabilities and are classified as Level 2 financial instruments in the fair value hierarchy. As of December 31, 2025 and 2024, the aggregate fair value of these liabilities and the associated unrealized losses were not significant.
The Company’s financial liabilities that are not measured at fair value on a recurring basis are its 2029 Notes and its 2031 Notes. As of December 31, 2025, the fair value of the 2029 Notes and 2031 Notes were $489.7 million and $483.9 million, respectively. As of December 31, 2024, the fair value of the 2029 Notes and 2031 Notes were $464.9 million and $453.9 million, respectively. These fair values are classified as Level 2 in the fair value hierarchy.

4. Property and Equipment
Property and equipment consist of the following:

	As of December 31,
	2025	2024
	(In thousands)
Capitalized internal-use software developments costs	$421,795	$357,334
Data center equipment (1)	27,843	63,672
Leasehold improvements	62,143	78,104
Office equipment	46,709	50,659
Furniture and fixtures	10,399	12,618
Software	14,927	14,143
Total property and equipment	583,816	576,530
Less: accumulated depreciation and amortization (1)	(406,853)	(385,488)
Total property and equipment, net	$176,963	$191,042
____________________________________
(1) Data center equipment includes $1.4 million and $33.5 million in assets held under finance leases as of December 31, 2025 and 2024, respectively. Accumulated depreciation and amortization includes $1.4 million and $28.6 million of accumulated depreciation for assets held under finance leases as of December 31, 2025 and 2024, respectively.

Depreciation and amortization expense was $85.1 million, $91.9 million and $89.9 million for the years ended December 31, 2025, 2024 and 2023, respectively.
The Company capitalized $72.5 million, $72.5 million and $57.2 million in internal‑use software development costs in the years ended December 31, 2025, 2024 and 2023, respectively.
5. Divestitures
There were no divestitures in the years ended December 31, 2025 or 2024.
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
6. Impairment of Long-Lived Assets
No significant impairments of long-lived assets were recorded during the years ended December 31, 2025 or 2024.
Operating right-of-use assets
In 2023, the Company permanently closed several of its offices, which triggered reassessment for impairment of certain operating right-of-use (“ROU”) assets and related leasehold improvements and property and equipment. Based on the reassessment, the Company concluded that certain assets were impaired and recorded a $34.8 million impairment in the impairment of long-lived assets line item in the accompanying consolidated statement of operations for the year ended December 31, 2023.
Intangible assets
In the fourth quarter of 2023, the Company identified an indicator that the carrying amounts of certain long-lived assets within its then Segment reportable segment may not have been recoverable. The Company performed a fair value measurement of the impacted asset group and concluded that the asset group was impaired. The impairment was allocated to the assets within the impacted asset group reducing the respective carrying amounts of the assets as of the December 1, 2023, measurement date, as follows:

Total Impairment Allocation
(In thousands)
Developed technology	$209,350
Customer relationships	76,361
Total impairment	$285,711
The impairment is recorded within the impairment of long-lived assets line item in the accompanying consolidated statement of operations for the year ended December 31, 2023.
No other significant impairments were recorded during the year ended December 31, 2023.
7. Restructuring Activities
No significant restructuring activities occurred in the years ended December 31, 2025 or 2024.

In February 2023, the Company announced a workforce reduction plan (the “February 2023 Plan”) that was designed to reduce operating costs, improve operating margins and accelerate profitability. The February 2023 Plan eliminated approximately 17% of the Company’s workforce and was substantially completed in the first quarter of 2023. For the year ended December 31, 2023, restructuring charges related to the February 2023 Plan were $141.1 million, which consisted of $130.0 million related to employee severance, benefits and facilitation costs, and $11.1 million related to vesting of employee stock based compensation awards. These charges were recorded within restructuring costs in the accompanying consolidated statement of operations for the year ended December 31, 2023.
8. Reorganization and Segment Reporting
The Company announced on January 1, 2025, that it realigned its organizational structure into a functional support model by dissolving its previously existing business unit components.
Despite the change in the organizational structure on January 1, 2025, until the end of the second quarter of 2025, the Company had two operating and reportable segments based on the manner in which the CODM reviewed financial information for purposes of assessing business performance and allocating resources. In the third quarter of 2025, the presentation of the financial information reviewed by the CODM was modified to reflect the change in the organizational structure. In conjunction with this change, the Company reevaluated its segment structure and concluded that, as of the third quarter of 2025, it had one operating and reportable segment.
Commencing in the third quarter of 2025, the financial information of the Company regularly provided to the CODM was on a consolidated level and consolidated net income was its measure of profitability. This measure of profitability is used by the CODM to allocate resources and assess performance of the Company by comparing its actual results to the comparable results in prior periods and to any internally or externally set expectations. The consolidated financial information provided to the CODM, including significant expenses, is presented in a manner consistent with the information already disclosed in the accompanying consolidated financial statements and the notes thereof.
9. Derivatives and Hedging
As of December 31, 2025, the Company’s outstanding foreign currency forward contracts designated as cash flow hedges had a total sell notional value of $280.8 million. The notional value represents the amount that will be sold upon maturity of the forward contract. As of December 31, 2025, these contracts had maturities of up to seventeen months. Gains and losses associated with these foreign currency forward contracts were not significant.
The Company is subject to master netting agreements with certain counterparties of the foreign exchange contracts, under which it is permitted to net settle transactions of the same currency with a single net amount payable by one party to the other. It is the Company’s policy to present the derivatives at gross in its consolidated balance sheets. The Company’s foreign currency forward contracts are not subject to any credit contingent features or collateral requirements. The Company manages its exposure to counterparty risk by entering into contracts with a diversified group of major financial institutions and by actively monitoring its outstanding positions. As of December 31, 2025, the Company did not have any offsetting arrangements.
10. Right-of-Use Assets and Lease Liabilities
The Company has entered into various operating lease agreements for office space. As of December 31, 2025, the Company had various leased properties with remaining lease terms from 0.1 years to 5.0 years, some of which include options to extend the leases for up to 5.0 years.
In the years ended December 31, 2025 and 2024, there were no significant impairment charges related to office closures. During 2023, as a result of the office closures described in Note 6, the Company impaired several of its ROU assets related to office leases that would no longer be used to support its ongoing operations. Of the $34.8 million of impairment recorded in the year ended December 31, 2023, $24.8 million related to the ROU assets and the remaining amount related to the associated assets in the property, plant and equipment categories.
For the years ended December 31, 2025, 2024 and 2023, the Company did not have significant sublease income related to any of its subleased offices.

Operating lease costs recorded in the accompanying consolidated statements of operations were $27.0 million, $25.4 million and $35.7 million for the years ended December 31, 2025, 2024 and 2023, respectively. Lease costs associated with short-term leases, variable leases and finance leases were not significant.
Supplemental cash flow and other information related to operating leases are as follows:

	Year Ended
	December 31,
	2025	2024
Operating cash flows paid for amounts included in operating lease liabilities (in thousands)	$40,700	$54,376
Weighted average remaining lease term (in years)	2.9	3.6
Weighted average discount rate	4.7%	4.6%
Maturities of operating lease liabilities are as follows:

As of December 31, 2025
Year Ended December 31,	(In thousands)
2026	$38,557
2027	29,320
2028	22,445
2029	4,492
2030	554
Total lease payments	95,368
Less: imputed interest	(6,083)
Total operating lease obligations	89,285
Less: current obligations	(35,123)
Long-term operating lease obligations	$54,162
11. Business Combinations
On November 14, 2025, the Company acquired all outstanding shares of Stytch, Inc. (“Stytch”), an identity platform for AI agents based in San Francisco, California, for a purchase price of $104.1 million paid in cash, or $58.5 million net of cash acquired.
The acquisition was accounted for as a business combination and the total preliminary purchase price of $104.1 million was allocated to the net tangible and intangible assets and liabilities based on their fair values on the acquisition date with the excess recorded as goodwill. The acquired entities' results of operations have been included in the consolidated financial statements of the Company from the date of acquisition.
The following table presents the preliminary purchase price allocation:

Total
(In thousands)
Cash and cash equivalents	$45,565
Other tangible assets and liabilities, net	(1,844)
Intangible assets (1)	11,833
Goodwill	48,507
Total preliminary purchase price	$104,061
Less: cash and cash equivalents acquired	(45,565)
Total preliminary purchase price, net of cash acquired	$58,496
____________________________________
(1) Identifiable intangible assets were comprised of the following:

	Total	Estimated life
	(In thousands)	(In years)
Developed technology	$9,864	5
Customer relationships	1,969	4
Total intangible assets acquired	$11,833
12. Equity Method Investment
In 2022, the Company acquired 44.6% of the equity interests in Syniverse Corporation (“Syniverse”) for $750.0 million in cash. The Company determined that it did not have a controlling financial interest in Syniverse but did exercise significant influence and, therefore, the investment was accounted for under the equity method. The Company’s ownership percentage and other information related to the equity method investment, reported on a 90-day lag, are as follows:

	As of December 31,
	2025	2024
Ownership percentage	43.7%	43.8%
Basis difference attributable to intangible assets and deferred tax liability	$297,114	$353,307
Equity method goodwill	$543,157	$623,786
During 2025, the Company observed a change in the performance trend of its equity method investment, which it deemed an indicator that the carrying value of its equity method investment could be in excess of its fair value. The Company engaged a third-party expert to assist in performing a fair value assessment of the investment and concluded that as of December 31, 2025, its equity method investment was impaired. The Company recorded an impairment of $80.6 million in the impairment of equity method investment line item in the accompanying consolidated statement of operations for the year ended December 31, 2025. The Company allocated the full impairment amount to the equity method goodwill.
The Company estimated the fair value of its equity method investment using a weighting of fair values derived from an income and a market approach. Estimating the fair value by these methods involves the use of various assumptions that the Company believed were reasonable under the circumstances. Under the income approach, the Company determined the fair value of the investment based on the present value of estimated future cash flows using the cash flow projections prepared by the investee management. The market approach estimated the fair value based on market multiples of adjusted EBITDA derived from comparable publicly traded companies with similar operating and investment characteristics as the investment. While these assumptions reflect management’s best estimates at the time of the valuation, the estimates are inherently complex and uncertain and the actual results could differ materially from the estimates. The fair value measurement of the equity method investment is classified as Level 3 in the fair value hierarchy.
In conjunction with this investment, the Company and Syniverse entered into a wholesale agreement, pursuant to which Syniverse would process, route and deliver application-to-person messages originating and/or terminating between the Company’s customers and mobile network operators. The values of the transactions that occurred between the Company and Syniverse were $138.9 million, $145.0 million and $143.7 million for the years ended December 31, 2025, 2024 and 2023, respectively. These transactions were recorded as cost of revenue in the accompanying consolidated statements of operations.
Summarized financial information of Syniverse is presented below on a one-month lag. The investee’s fiscal year end is November 30.

	As of November 30,
	2025	2024
	(In thousands)
Current assets	$172,548	$225,975
Noncurrent assets	$2,365,336	$2,344,658
Current liabilities	$214,359	$232,522
Noncurrent liabilities	$1,198,196	$1,176,332
Non controlling interest	$5,068	$6,027

	Year Ended November 30,
	2025	2024	2023
	(In thousands)
Revenue	$795,749	$819,164	$739,317
Cost of operations (excluding depreciation and amortization)	$481,486	$474,081	$430,140
Income from operations	$92,701	$113,950	$67,870
Net loss	$(56,926)	$(38,849)	$(89,096)
Net loss attributable to Syniverse Corporation	$(59,338)	$(40,917)	$(90,770)
13. Goodwill and Intangible Assets
Goodwill
In connection with the change in the Company’s operating segment structure, as described in Note 8, the Company reevaluated its reporting unit structure and concluded that as of September 30, 2025, it had one reporting unit. The Company performed goodwill impairment assessments for each reporting unit immediately before and immediately after the change in structure and concluded that goodwill was not impaired.
The goodwill balance as of December 31, 2025 and 2024, and the changes during the period, were as follows:

Total
(In thousands)
Balance as of December 31, 2024 and 2023	$5,243,266
Goodwill additions related to 2025 acquisitions and other	48,521
Balance as of December 31, 2025	$5,291,787
Intangible assets
Intangible assets consist of the following:

	As of December 31, 2025
	Cost	Accumulated Amortization	Net
Amortizable intangible assets:	(In thousands)
Developed technology	$398,205	$(359,450)	$38,755
Customer relationships	350,283	(260,216)	90,067
Supplier relationships	49,756	(44,443)	5,313
Trade names	25,968	(25,928)	40
Patent	3,968	(1,293)	2,675
Total amortizable intangible assets	828,180	(691,330)	136,850
Non-amortizable intangible assets:
Telecommunication licenses	4,920	—	4,920
Trademarks and other	295	—	295
Total	$833,395	$(691,330)	$142,065

	As of December 31, 2024
	Cost	Accumulated Amortization	Net
Amortizable intangible assets:	(In thousands)
Developed technology	$388,341	$(306,063)	$82,278
Customer relationships	348,314	(215,523)	132,791
Supplier relationships	49,756	(35,363)	14,393
Trade names	25,968	(25,014)	954
Patent	3,968	(1,096)	2,872
Total amortizable intangible assets	816,347	(583,059)	233,288
Non-amortizable intangible assets:
Telecommunication licenses	4,920	—	4,920
Trademarks and other	295	—	295
Total	$821,562	$(583,059)	$238,503
Amortization expense was $108.3 million, $112.0 million and $192.5 million for the years ended December 31, 2025, 2024 and 2023, respectively.
Total estimated future amortization expense is as follows:

As of December 31, 2025
Year Ended December 31,	(In thousands)
2026	$44,615
2027	27,796
2028	21,520
2029	17,353
2030	16,614
Thereafter	8,952
Total	$136,850
14. Balance Sheet Components
Prepaid expenses and other current assets consist of the following:

	As of December 31,
	2025	2024
	(In thousands)
Prepaid expenses	$307,263	$333,911
Other current assets	162,387	140,449
Total prepaid expenses and other current assets	$469,650	$474,360

Accrued expenses and other current liabilities consist of the following:

	As of December 31,
	2025	2024
	(In thousands)
Accrued payroll and related liabilities	$95,795	$76,708
Company-wide bonus program liability	136,221	109,776
Accrued sales bonus and commissions	21,922	21,585
Accrued cost of revenue	226,878	173,739
Sales and other taxes payable	58,259	79,731
ESPP contributions	6,925	5,745
Accrued other expense	62,119	63,402
Total accrued expenses and other current liabilities	$608,119	$530,686
15. Long-Term Debt
Long-term debt, net, consists of the following:

	As of December 31,
	2025	2024
	(In thousands)
2029 Senior Notes
Principal	$500,000	$500,000
Unamortized discount	(2,733)	(3,518)
Unamortized issuance costs	(615)	(792)
Net carrying amount	496,652	495,690
2031 Senior Notes
Principal	500,000	500,000
Unamortized discount	(3,563)	(4,166)
Unamortized issuance costs	(802)	(937)
Net carrying amount	495,635	494,897
Total long-term debt, net	$992,287	$990,587
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
As of December 31, 2025, the Company may voluntarily redeem the 2029 Notes, in whole or in part, under the following circumstances:
(1)at any time on or after March 15, 2025 at a prepayment price equal to 100.906% of the principal amount; and
(2)at any time on or after March 15, 2026 at a prepayment price equal to 100.000% of the principal amount;
in each case, the redemption will include the accrued and unpaid interest, as applicable.

As of December 31, 2025, the Company may voluntarily redeem the 2031 Notes, in whole or in part, under the following circumstances:
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
As of December 31, 2025, the Company was in compliance with all of its covenants under the Indenture.
16. Supplemental Balance Sheet Information
A roll‑forward of the Company’s customer credit reserve is as follows:

	As of December 31,
	2025	2024	2023
	(In thousands)
Balance, beginning of period	$19,341	$33,594	$33,124
Additions	98,955	81,695	167,044
Deductions against reserve	(86,484)	(95,948)	(166,574)
Balance, end of period	$31,812	$19,341	$33,594

17. Revenue by Geographic Area and Groups of Similar Products
Revenue by geographic area is based on the IP address or the mailing address of the customer at the time of registration. The following table sets forth revenue by geographic area:

	Year Ended December 31,
	2025	2024	2023
Revenue by geographic area:	(In thousands)
United States	$3,246,863	$2,898,056	$2,757,470
International	1,820,357	1,559,980	1,396,475
Total	$5,067,220	$4,458,036	$4,153,945

Percentage of revenue by geographic area:
United States	64%	65%	66%
International	36%	35%	34%
The following table sets forth long-lived assets by geographic area:

	As of December 31,
	2025	2024
Long-lived assets by geographic area:	(In thousands)
United States	$43,491	$65,782
International	15,561	25,676
Total	$59,052	$91,458
Percentage of long-lived assets by geographic area:
United States	74%	72%
International	26%	28%
The following table sets forth revenue by groups of similar products:

	Year Ended December 31,
	2025	2024(1)	2023(1)
Revenue by groups of similar products:	(In thousands)
Messaging	$2,878,304	$2,435,462	$2,251,308
Voice	615,655	543,117	511,728
Email	523,470	488,271	440,185
Segment	303,250	297,696	295,252
Other	746,541	693,490	655,472
Total	$5,067,220	$4,458,036	$4,153,945
________________________________________
(1) Prior year amounts were reclassified to conform to the current year presentation. In 2025, RCS Messaging and WhatsApp Messaging were reclassified into Messaging. Previously, revenue related to these products was presented within Other. As a result, $76.7 million and $66.6 million were reclassified out of Other and into Messaging for the years ended December 31, 2024 and 2023, respectively.

18. Commitments and Contingencies

(a)Lease and Other Commitments
The Company entered into various non-cancelable operating lease agreements for its facilities. Refer to Note 10 for additional detail on the Company's operating lease commitments.

Additionally, the Company has contractual commitments with its cloud infrastructure providers, network service providers and other vendors that are noncancellable and expire within one to five years. In the year ended December 31, 2025, the Company entered into several such agreements with terms of up to five years for a total purchase commitment of $149.1 million. Future minimum payments under these noncancellable purchase commitments are summarized in the table below. Unrecognized tax benefits are not included in these amounts because any amounts expected to be settled in cash are not significant:

As of December 31, 2025
Year Ending December 31,	(In thousands)
2026	$288,615
2027	31,861
2028	13,152
2029	9,166
2030	6,447
Total payments	$349,241
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
As of December 31, 2025 and 2024, no amounts were accrued related to any outstanding indemnification agreements.
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
As of December 31, 2025, the liabilities recorded for non-income-based taxes were $21.1 million for domestic jurisdictions and $21.8 million for jurisdictions outside of the United States. As of December 31, 2024, these liabilities were $19.3 million and $22.0 million, respectively.
19. Stockholders' Equity
Preferred Stock
As of December 31, 2025 and 2024, the Company had authorized 100,000,000 shares of preferred stock, par value $0.001, of which no shares were issued and outstanding.
Common Stock
As of December 31, 2025 and 2024, the Company had authorized 1,000,000,000 shares of Class A common stock, par value of $0.001 per share. As of December 31, 2024, the Company had also authorized 3,170,181 shares of Class B common stock, par value of $0.001 per share. As of December 31, 2025 and 2024, 152,411,346 and 152,610,697 shares of Class A common stock, respectively, and no shares of Class B common stock were issued and outstanding.
The Company had reserved shares of common stock for issuance as follows:

	As of December 31,
	2025	2024
Stock options issued and outstanding	902,120	1,322,176
Unvested restricted stock units issued and outstanding	13,663,977	18,386,271
Shares of Class A common stock reserved for Twilio.org	265,225	353,633
Stock-based awards available for grant under 2016 Plan	28,543,969	23,292,678
Shares of Class A common stock reserved for issuance pursuant to ESPP	10,836,938	9,709,326
Total	54,212,229	53,064,084
Share Repurchase Programs
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
During the years ended December 31, 2025 and 2024, the Company repurchased 8.0 million shares and 36.8 million shares of its Class A common stock, respectively, for an aggregate purchase price of $854.6 million and $2.3 billion, respectively. As of December 31, 2025, approximately $1.1 billion of the amount authorized in January 2025 for share repurchases remained available for future repurchases.
20. Stock-Based Compensation
The following equity incentive plans govern a significant amount of the outstanding equity awards as of December 31, 2025:

2016 Stock Option Plan
The Company’s 2016 Stock Option and Incentive Plan (the “2016 Plan”) became effective on June 21, 2016. The 2016 Plan provides for the grant of ISOs, NSOs, restricted stock awards, RSUs, stock appreciation rights, unrestricted stock awards, performance share awards, dividend equivalent rights and cash-based awards to employees, directors and consultants of the Company. A total of 11,500,000 shares of the Company’s Class A common stock were initially reserved for issuance under the 2016 Plan. These available shares automatically increase each January 1, beginning on January 1, 2017, by 5% of the number of shares of the Company’s Class A and Class B common stock outstanding on the immediately preceding December 31, or such lesser number of shares as determined by the Company’s compensation committee. On January 1, 2025 and 2024, the shares available for grant under the 2016 Plan were automatically increased by 7,630,534 shares and 9,097,289 shares, respectively.
Under the 2016 Plan, the stock options are granted at a price per share not less than 100% of the fair market value per share of the underlying common stock on the date of grant.
2016 Employee Stock Purchase Plan
The Company’s 2016 ESPP was effective on June 21, 2016. A total of 2,400,000 shares of the Company’s Class A common stock were initially reserved for issuance under the 2016 ESPP. These available shares automatically increase each January 1, beginning on January 1, 2017, by the lesser of 1,800,000 shares of the Company's Class A common stock, 1% of the number of shares of the Company’s Class A and Class B common stock outstanding on the immediately preceding December 31 or such lesser number of shares as determined by the Company’s compensation committee. On January 1, 2025 and 2024, the shares available for grant under the 2016 ESPP were automatically increased by 1,526,106 and 1,800,000 shares, respectively.
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
As of December 31, 2025, total unrecognized compensation cost related to the 2016 ESPP was not significant.
Stock-options and restricted stock units and awards activity under the Company’s equity incentive plans is as follows:
Stock Options

	Number of options outstanding	Weighted- average exercise price (Per share)	Weighted- average remaining contractual term (In years)	Aggregate intrinsic value (In thousands)
Outstanding options as of December 31, 2024	1,322,176	$74.15	3.05	$74,838
Exercised	(420,056)	$14.87
Outstanding options as of December 31, 2025	902,120	$101.75	2.87	$59,701
Options vested and exercisable as of December 31, 2025	902,120	$101.75	2.87	$59,701

	Year Ended December 31,
	2025	2024	2023
	(In thousands, except per share amounts)
Aggregate intrinsic value of stock options exercised (1)	$41,976	$8,649	$15,242
Total estimated grant date fair value of options vested	$844	$9,351	$28,619
____________________________________
(1) Aggregate intrinsic value represents the difference between the fair value of the Company’s Class A common stock as reported on the New York Stock Exchange and the exercise price of outstanding “in-the-money” options.
As of December 31, 2025, all stock options have vested.

Restricted Stock Units

	Number of awards outstanding	Weighted- average grant date fair value (Per share)	Aggregate intrinsic value (In thousands)
Unvested RSUs as of December 31, 2024	18,386,271	$71.96	$1,394,966
Granted	4,728,094	$119.02
Vested	(6,944,005)	$84.28
Forfeited and canceled	(2,506,383)	$78.06
Unvested RSUs as of December 31, 2025	13,663,977	$80.86	$1,943,564
In 2025 and 2024, the Company granted to certain of its executive employees performance-based restricted stock units (“PSUs”) covering 185,899 and 516,626 shares, respectively, of Class A common stock that had an aggregate grant date fair value of $27.1 million and $34.5 million, respectively. These awards are included in the table above. The PSUs will vest if certain operational performance conditions or market conditions, as defined in the respective grant agreements, are met during the performance achievement periods, which expire on December 31, 2027 and 2026, respectively. At the end of the vesting period, the number of shares actually issued may range from 0% to 200% of the target based on levels of performance.
As of December 31, 2025, total unrecognized compensation cost related to unvested RSUs was $994.9 million, which will be amortized over a weighted-average period of 2.2 years.
Valuation Assumptions
The Company used the following assumptions in the Black-Scholes option pricing model to estimate the fair value of the purchase rights issued under the 2016 ESPP:

	Year Ended December 31,
Employee Stock Purchase Plan:	2025	2024	2023
Fair value of common stock	$116.34 - $120.22	$61.54 - $96.41	$47.36 - $61.55
Expected term (in years)	0.50	0.50	0.50
Expected volatility	57.8% - 58.7%	38.6% - 41.8%	45.8% - 57.1%
Risk-free interest rate	3.8% - 4.3%	4.4% - 5.4%	5.3% - 5.4%
Stock-Based Compensation Expense
The Company recorded stock-based compensation expense as follows:

	Year Ended December 31,
	2025	2024	2023
	(In thousands)
Cost of revenue	$16,570	$22,001	$26,343
Research and development	326,767	330,933	331,526
Sales and marketing	136,998	135,331	183,389
General and administrative	118,319	125,164	121,584
Restructuring costs	1,753	3,178	13,015
Total	$600,407	$616,607	$675,857

21. Net Income (Loss) Per Share Attributable to Common Stockholders
The following table sets forth the calculation of basic and diluted net income (loss) per share attributable to common stockholders during the periods presented:

	Year Ended December 31,
	2025	2024	2023
Numerator:
Net income (loss) attributable to common stockholders (in thousands)	$33,834	$(109,403)	$(1,015,441)
Denominator:
Weighted-average shares outstanding, basic	152,986,390	165,925,128	183,327,844
Dilutive effect of outstanding stock options, RSUs, and stock committed under ESPP	6,802,554	—	—
Weighted-average shares outstanding, diluted	159,788,944	165,925,128	183,327,844
Net income (loss) per share attributable to common stockholders
Basic	$0.22	$(0.66)	$(5.54)
Diluted	$0.21	$(0.66)	$(5.54)
The following outstanding shares of common stock equivalents were excluded from the calculation of the diluted net income (loss) per share attributable to common stockholders because their effect would have been anti-dilutive:

	Year Ended December 31,
	2025	2024	2023
Stock options issued and outstanding	145,350	1,322,176	1,722,861
Unvested restricted stock units issued and outstanding(1)	773,678	18,386,271	18,755,538
Shares of Class A common stock reserved for Twilio.org	—	353,633	442,041
Shares of Class A common stock committed under ESPP	238,403	265,698	426,199
Shares of Class A common stock in escrow	—	—	31,503
Shares of Class A common stock in escrow subject to future vesting	—	—	3,771
Total	1,157,431	20,327,778	21,381,913
____________________________________
(1) The number of PSUs that will ultimately vest may increase or decrease the number of shares that will be issued at the end of the performance period.

22. Income Taxes
The following table presents domestic and foreign components of income (loss) before provision for income taxes for the periods presented:

	Year Ended December 31,
	2025	2024	2023
	(In thousands)
United States	$150,891	$40,982	$(816,089)
International	(95,797)	(129,595)	(180,640)
Income (loss) before provision for income taxes	$55,094	$(88,613)	$(996,729)
Provision for income taxes consists of the following:

	Year Ended December 31,
	2025	2024	2023
Current:	(In thousands)
Federal	$341	$5,617	$2,567
State	1,515	2,305	1,533
Foreign	20,692	14,850	31,354
Total	22,548	22,772	35,454
Deferred:
Federal	95	196	(1,337)
State	(27)	149	(208)
Foreign	(1,356)	(2,327)	(15,197)
Total	(1,288)	(1,982)	(16,742)
Provision for income taxes	$21,260	$20,790	$18,712
The provision for income taxes recorded in the years ended December 31, 2025, 2024 and 2023, consists primarily of income taxes and withholding taxes in foreign jurisdictions in which the Company conducts business. Due to a history of losses in the U.S., the Company maintains a full valuation allowance against its U.S. deferred tax assets.

As described in Note 2(ae), in the current period, the Company adopted ASU 2023-09 on a prospective basis. A reconciliation of the U.S. federal statutory income tax rate to the Company’s effective tax rate for the year ended December 31, 2025, pursuant to the disclosure requirements of ASU 2023-09, is as follows:

	Year Ended December 31, 2025
	Amount (in thousands)	Percent
Tax at federal statutory rate	$11,570	21%
Federal:
Effect of cross-border tax laws:
Foreign income taxed in the United States, net of foreign tax deductions	(1,440)	(3)
Withholding taxes	157	—
Tax Credits:
Research and development tax credits	(40,879)	(74)
Changes in valuation allowance	36,651	67
Nontaxable or nondeductible items:
Excess benefit on share-based payment awards	(41,493)	(75)
Other share-based payment award related items	14,216	26
Other	1,651	3
Other adjustments	264	1
State and local taxes, net of federal income tax effect (1)	1,080	2
Foreign tax effects:
Ireland:
Statutory tax rate difference between Ireland and United States	9,473	17
Changes in valuation allowance	9,720	18
Foreign exchange gains/losses	7,394	13
Other	(580)	(1)
Brazil:
Withholding taxes	7,758	14
Other	1,213	2
Other foreign jurisdictions (2)	6,118	11
Worldwide changes in unrecognized tax benefits (gross)	(1,613)	(3)
Effective tax rate	$21,260	39%
____________________________________
(1) State taxes in North Carolina and Texas made up the majority (greater than 50 percent) of the tax effect in this category.
(2) Other foreign jurisdictions is comprised of $2.6 million related to India. The remaining foreign jurisdictions are not significant.

A reconciliation of the U.S. federal statutory income tax rates to the Company’s effective tax rate for the years ended December 31, 2024 and 2023, pursuant to previous disclosure requirements, is as follows:

	Year Ended December 31,
	2024	2023
Tax at federal statutory rate	21%	21%
State tax, net of federal benefit	1	3
Stock-based compensation	(40)	(7)
Credits	20	2
Foreign rate differential	(67)	1
Permanent book vs. tax differences	8	—
Change in valuation allowance	32	(23)
Other	2	1
Effective tax rate	(23)%	(2)%

Cash paid for income taxes, net of refunds, by jurisdiction pursuant to the disclosure requirements of ASU 2023-09 for the year ended December 31, 2025 is as follows:

Year Ended December 31, 2025
(In thousands)
U.S. federal taxes	$3,157
U.S. state taxes	3,973
Non-U.S. taxes	10,581
Total income taxes paid, net	$17,711
Income taxes paid exceeds 5% of total income taxes paid, net of refunds, in the following jurisdictions:

Year Ended December 31, 2025
(In thousands)
U.S. State
California	$1,723
Non-U.S.
Brazil	$2,446
Colombia	$1,879
Japan	$1,678
India	$3,706
Income taxes paid, net, for the years ended December 31, 2024 and 2023 were $36.5 million and $37.8 million, respectively.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The following table presents the significant components of the Company's deferred tax assets and liabilities:

	As of December 31,
	2025	2024
Deferred tax assets:	(In thousands)
Net operating loss carryforwards	$818,284	$810,278
Accruals and reserves	80,185	73,535
Stock-based compensation	31,673	28,238
Research and development credits	237,447	175,746
Intangibles	135,500	135,500
Capitalized research and development expenses	230,302	299,061
Lease liability	21,499	30,697
Investments and other basis differences	126,369	81,248
Other	8,992	18,139
Gross deferred tax assets	1,690,251	1,652,442
Valuation allowance	(1,554,727)	(1,488,328)
Net deferred tax assets	135,524	164,114
Deferred tax liabilities:
Capitalized software	(39,022)	(38,394)
Prepaid expenses	(863)	(900)
Acquired intangibles	(32,633)	(55,283)
Right-of-use asset	(8,913)	(13,112)
Deferred commissions	(37,173)	(42,313)
Net deferred tax asset	$16,920	$14,112
The following table summarizes the Company’s tax carryforwards, carryovers and credits:

	As of December 31, 2025	Expiration Date (If not utilized)
	(In thousands)
Federal tax credits	$205,987	Various dates beginning in 2038
Federal net operating loss carryforwards	$2,866,460	Indefinite
State net operating loss carryforwards	$2,400,985	Various dates beginning in 2026
State tax credits	$155,404	Various dates beginning in 2029
Foreign net operating loss carryforwards	$965,615	Indefinite
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
At present, the Company does not believe that it is more likely than not that the federal, state and certain foreign net deferred tax assets will be realized, and accordingly, a valuation allowance has been established. The valuation allowance increased by approximately $66.4 million during the year ended December 31, 2025, and decreased by approximately $45.6 million during the year ended December 31, 2024.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Year Ended December 31,
	2025	2024	2023
	(In thousands)
Unrecognized tax benefit, beginning of year	$252,208	$233,778	$228,966
Gross increases for tax positions of prior years	6,647	7,476	3,427
Gross decreases for tax positions of prior years	(1,085)	(198)	(5,130)
Gross increases for tax positions of current year	24,889	13,253	7,754
Gross decreases for tax positions of current year	(168)	—	—
Lapse of statute of limitations	(1,795)	(2,101)	(1,239)
Unrecognized tax benefit, end of year	$280,696	$252,208	$233,778
As of December 31, 2025, the Company had approximately $280.7 million of unrecognized tax benefits. If the $280.7 million is recognized, $1.3 million would affect the effective tax rate. The remaining amount would be offset by the reversal of related deferred tax assets which are subject to a full valuation allowance.
The Company files U.S. federal income tax returns as well as income tax returns in many U.S. states and foreign jurisdictions. As of December 31, 2025, the tax years 2008 through the current period remain open to examination by the major jurisdictions in which the Company is subject to tax. Fiscal years outside the normal statute of limitation remain open to audit by tax authorities due to tax attributes generated in those early years, which have been carried forward and may be audited in subsequent years when utilized. The Company is fully reserved for all open U.S. federal, state and local, or non-U.S. income tax examinations by any tax authorities.
On June 7, 2019, a three-judge panel from the U.S. Court of Appeals for the Ninth Circuit overturned the U.S. Tax Court's decision in Altera Corp. v. Commissioner and upheld the portion of the Treasury regulations under Section 482 of the Internal Revenue Code that requires related parties in a cost-sharing arrangement to share expenses related to share-based compensation. As a result of this decision, the Company's gross unrecognized tax benefits increased to reflect the impact of including share-based compensation in cost-sharing arrangements. The Company will continue to monitor future developments related to this matter and their potential effects on its consolidated financial statements. There is no impact on the Company’s effective tax rate for years ended December 31, 2025 and 2024 due to a full valuation allowance against its deferred tax assets.
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
Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of December 31, 2025, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

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
Under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer and oversight of the board of directors, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2025, based on the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2025.
The effectiveness of our internal control over financial reporting as of December 31, 2025, has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included in Part II, Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended December 31, 2025, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 9B. Other Information
Securities Trading Plans of Directors and Executive Officers
During the three months ended December 31, 2025, the following “Rule 10b5-1 trading arrangements” (as defined in Item 408 of Regulation S-K) were adopted or terminated by our directors and officers, each of which was intended to satisfy the affirmative defense in Rule 10b5-1(c):

On December 10, 2025, Erika Rottenberg, a member of our board of directors, as trustee of the Erika Rottenberg Revocable Trust dated 1/28/2016 (the “Trust”), adopted a Rule 10b5-1 trading plan providing for the sale of (i) up to an aggregate of 9,800 shares of common stock held by the Trust, plus (ii) a number of additional shares corresponding to a portion of equity awards granted after the adoption of the plan. Trading will not commence under Ms. Rottenberg's new Rule 10b5-1 trading plan until her previous Rule 10b5-1 trading plan terminates by its terms. The number of shares listed above for Ms. Rottenberg includes shares subject to limit orders that may or may not execute. The duration of the plan is until December 31, 2026, or earlier if all transactions under the plan have been completed.

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

As previously reported in the Company’s quarterly report on Form 10-Q for the quarterly period ended March 31, 2025, the Company, through one of its non-U.S. subsidiaries, was party to service agreements with a non-affiliated Swiss entity, pursuant to which the non-affiliated Swiss entity delivered SMS messages terminating in Iran through Mobile Telecommunication Company of Iran, Rightel Telecommunications Services Co. and MTN Irancell (collectively, the “Iranian Entities”). The Iranian Entities may be considered “Government of Iran” entities (as defined by Section 560.304 of title 31, Code of Federal Regulations). For the year ended December 31, 2025, the Company’s non-U.S. subsidiaries made payments to the non-affiliated Swiss entity to deliver SMS messages terminating in Iran but did not receive any gross revenue or net profits from the Iranian Entities associated with these services. The Company terminated these services in March 2025 and does not intend to continue them.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated by reference to our Proxy Statement relating to our 2026 Annual Meeting of Stockholders (the “Proxy Statement”). The Proxy Statement will be filed with the SEC within 120 days of the year ended December 31, 2025.
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
Item 11. Executive Compensation
The information required by this item is incorporated by reference to the Proxy Statement to be filed with the SEC within 120 days of the year ended December 31, 2025.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated by reference to the Proxy Statement to be filed with the SEC within 120 days of the year ended December 31, 2025.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference to the Proxy Statement to be filed with the SEC within 120 days of the year ended December 31, 2025.
Item 14. Principal Accountant Fees and Services
The information required by this item is incorporated by reference to the Proxy Statement to be filed with the SEC within 120 days of the year ended December 31, 2025.

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

EXHIBIT INDEX

Exhibit Number		Incorporated by Reference
	Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of Twilio Inc.	8-K	001-37806	3.1	June 11, 2025
3.2	Fourth Amended and Restated Bylaws of Twilio Inc.	8-K	001-37806	3.1	January 23, 2025
4.1	Indenture, dated as of March 9, 2021 by and between Twilio Inc. and U.S. Bank National Association, as Trustee	8-K	001-37806	4.1	March 9, 2021
4.2	First Supplemental Indenture, dated as of March 9, 2021, between Twilio Inc. and U.S. Bank National Association, as Trustee	8-K	001-37806	4.2	March 9, 2021
4.3	Form of 3.625% Senior Notes due 2029	8-K	001-37806	4.3	March 9, 2021
4.4	Form of 3.875% Senior Notes due 2031	8-K	001-37806	4.4	March 9, 2021
4.5	Description of the Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934				Filed herewith
10.1*	Form of Indemnification Agreement	10-K	001-37806	10.1	February 26, 2021
10.2*	Twilio Inc. Amended and Restated 2008 Stock Option Plan and forms of Stock Option Agreement and form of Stock Option Grant Notice	10-K	001-37806	10.2	February 26, 2021
10.3*	Twilio Inc. Amended and Restated 2016 Stock Option and Incentive Plan, and forms of agreements thereunder	10-K	001-37806	10.3	February 26, 2021
10.4*	Twilio Inc. 2019 France Sub-Plan to the 2016 Stock Option and Incentive Plan	10-Q	001-37806	10.2	October 31, 2019
10.5*	Twilio Inc. Amended and Restated Non-Employee Director Compensation Policy	10-Q	001-37806	10.1	May 2, 2025
10.6*	Twilio Inc. Amended and Restated 2016 Employee Stock Purchase Plan	10-Q	001-37806	10.1	October 31, 2019
10.7*	Twilio Inc. Amended Chief Executive Officer Severance Plan	8-K	001-37806	10.1	October 4, 2024
10.8*	Twilio Inc. Senior Executive Severance Plan	8-K	001-37806	10.2	October 4, 2024
10.9*	Twilio Inc. Non-Employee Directors’ Deferred Compensation Program and forms thereunder	10-Q	001-37806	10.6	May 10, 2023
10.10*	Twilio Inc. Executive Incentive Compensation Plan	8-K	001-37806	10.1	December 1, 2023
10.11*	Offer Letter with Aidan Viggiano, dated February 10, 2023	10-K	001-37806	10.14	February 27, 2023
10.12*	Offer Letter with Khozema Shipchandler, dated as of January 7, 2024	8-K	001-37806	10.1	January 8, 2024
10.13	Cooperation Agreement, dated March 30, 2024	8-K	001-37806	10.1	April 1, 2024
10.14	Sublease, dated as of August 30, 2018, by and between Salesforce.com, Inc. and Twilio Inc.	10-Q	001-37806	10.1	November 8, 2018
10.15	Consent to Sublease Agreement, dated as of September 25, 2018, by and among Hudson Rincon Center, LLC, Salesforce.com Inc. and Twilio Inc.	10-Q	001-37806	10.2	November 8, 2018
10.16†	Framework Agreement, dated as of February 26, 2021, by and among Twilio Inc., Carlyle Partners V Holdings, L.P. and Syniverse Corporation	10-Q	001-37806	10.1	May 6, 2021
10.17	Framework Agreement Letter Agreement, dated as of August 16, 2021, by and among Twilio Inc., Carlyle Partners V Holdings, L.P. and Syniverse Corporation	8-K	001-37806	2.1	August 17, 2021
10.18	Second Framework Agreement Letter Agreement, dated as of May 13, 2022, by and among Twilio Inc., Carlyle Partners V Holdings, L.P. and Syniverse Corporation	8-K	001-37806	2.1	May 16, 2022
19.1	Policy on Insider Trading and Disclosure				Filed herewith
19.2	Special Trading Procedures for Designated Persons				Filed herewith
19.3	Requirements for 10b5-1 Trading Plans				Filed herewith
21.1	List of Subsidiaries of Twilio Inc.				Filed herewith
23.1	Consent of KPMG, LLP, Independent Registered Public Accounting Firm				Filed herewith
24.1	Power of Attorney (included in signature page hereto)				Filed herewith
31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				Filed herewith
31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				Filed herewith
32.1**	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				Furnished herewith
97.1	Twilio Inc. Compensation Recovery Policy	10-K	001-37806	97.1	February 27, 2024
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document				Filed herewith

Exhibit Number		Incorporated by Reference
	Description	Form	File No.	Exhibit	Filing Date
101.SCH	Inline XBRL Taxonomy Extension Schema Document.				Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.				Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.				Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.				Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.				Filed herewith
104	Cover Page with Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101).
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

TWILIO INC.
Date: February 24, 2026	/s/ KHOZEMA Z. SHIPCHANDLER
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
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

February 24, 2026	/s/ KHOZEMA Z. SHIPCHANDLER
Khozema Z. Shipchandler Director and Chief Executive Officer (Principal Executive Officer)

February 24, 2026	/s/ AIDAN VIGGIANO
Aidan Viggiano Chief Financial Officer (Principal Accounting and Financial Officer)

February 24, 2026	/s/ CHARLIE BELL
Charlie Bell Director

February 24, 2026	/s/ DONNA L. DUBINSKY
Donna L. Dubinsky Director

February 24, 2026	/s/ JEFF EPSTEIN
Jeff Epstein Director

February 24, 2026	/s/ JEFFREY R. IMMELT
Jeffrey R. Immelt Director

February 24, 2026	/s/ DEVAL L. PATRICK
Deval L. Patrick Director

February 24, 2026	/s/ ERIKA ROTTENBERG
Erika Rottenberg Director

February 24, 2026	/s/ ANDY STAFMAN
Andy Stafman Director

February 24, 2026	/s/ MIYUKI SUZUKI
Miyuki Suzuki Director