Form 10-Q
period 2026-03-31
TWILIO INC
filed 2026-05-01
CIK 1447669

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________
FORM 10-Q
_____________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026

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

As of April 17, 2026, 151,773,860 shares of the registrant’s Class A common stock were outstanding.
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

TWILIO INC.
Quarterly Report on Form 10-Q
For the Three Months Ended March 31, 2026

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
TWILIO INC.
Condensed Consolidated Balance Sheets
(Unaudited)

	As of March 31,	As of December 31,
	2026	2025
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$541,976	$682,335
Short-term marketable securities	1,804,286	1,788,007
Accounts receivable, net	710,516	636,736
Prepaid expenses and other current assets	390,041	469,650
Total current assets	3,446,819	3,576,728
Property and equipment, net	181,388	176,963
Operating right-of-use assets	29,561	39,031
Equity method investment	275,093	301,642
Intangible assets, net	125,399	142,065
Goodwill	5,292,457	5,291,787
Other long-term assets	226,088	242,674
Total assets	$9,576,805	$9,770,890
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$91,706	$85,089
Accrued expenses and other current liabilities	456,931	608,119
Deferred revenue and customer deposits	159,569	158,677
Operating lease liability, current	32,119	35,123
Total current liabilities	740,325	887,008
Operating lease liability, noncurrent	43,290	54,162
Long-term debt, net	992,722	992,287
Other long-term liabilities	16,384	15,887
Total liabilities	1,792,721	1,949,344
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock	—	—
Class A common stock	152	152
Additional paid-in capital	16,294,528	16,148,190
Accumulated other comprehensive (loss) income	(4,317)	15,668
Accumulated deficit	(8,506,279)	(8,342,464)
Total stockholders’ equity	7,784,084	7,821,546
Total liabilities and stockholders’ equity	$9,576,805	$9,770,890
See accompanying notes to condensed consolidated financial statements.

TWILIO INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
	March 31,
	2026	2025
	(In thousands, except share and per share amounts)
Revenue	$1,406,907	$1,172,463
Cost of revenue	722,663	590,896
Gross profit	684,244	581,567
Operating expenses:
Research and development	262,166	254,295
Sales and marketing	211,866	212,113
General and administrative	102,546	92,077
Total operating expenses	576,578	558,485
Income from operations	107,666	23,082
Other (expenses) income, net:
Share of losses from equity method investment	(27,223)	(19,471)
Other income, net	21,789	22,973
Total other (expenses) income, net	(5,434)	3,502
Income before provision for income taxes	102,232	26,584
Provision for income taxes	(12,093)	(6,567)
Net income attributable to common stockholders	$90,139	$20,017
Net income per share attributable to common stockholders:
Basic	$0.59	$0.13
Diluted	$0.57	$0.12
Weighted-average shares used to compute net income per share attributable to common stockholders:
Basic	152,424,306	153,345,192
Diluted	157,759,141	161,794,287
See accompanying notes to condensed consolidated financial statements.

TWILIO INC.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended
	March 31,
	2026	2025
	(In thousands)
Net income	$90,139	$20,017
Other comprehensive (loss) income:
Unrealized (loss) gain on marketable securities	(10,069)	5,058
Net change in market value of effective foreign currency forward exchange contracts	(10,590)	8,386
Share of other comprehensive income (loss) from equity method investment	674	(1,785)
Total other comprehensive (loss) income	(19,985)	11,659
Comprehensive income attributable to common stockholders	$70,154	$31,676
See accompanying notes to condensed consolidated financial statements.

TWILIO INC.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Common Stock Class A		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
	(In thousands, except share amounts)
Balance as of December 31, 2025	152,411,346	$152	$16,148,190	$15,668	$(8,342,464)	$7,821,546
Net income	—	—	—	—	90,139	90,139
Exercises of vested stock options	37,169	—	559	—	—	559
Vesting of restricted stock units	1,724,035	2	(2)	—	—	—
Value of equity awards withheld for tax liability	(355)	—	(42)	—	—	(42)
Shares of Class A common stock issued and donated to charity	22,102	—	2,445	—	—	2,445
Unrealized loss on marketable securities	—	—	—	(10,069)	—	(10,069)
Repurchases of shares of Class A common stock including related costs	(2,088,298)	(2)	—	—	(253,954)	(253,956)
Net change in market value of effective foreign currency forward exchange contracts	—	—	—	(10,590)	—	(10,590)
Share of other comprehensive income from equity method investment	—	—	—	674	—	674
Stock-based compensation	—	—	143,378	—	—	143,378
Balance as of March 31, 2026	152,105,999	$152	$16,294,528	$(4,317)	$(8,506,279)	$7,784,084
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

TWILIO INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:	(In thousands)
Net income	$90,139	$20,017
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	34,167	49,565
Non-cash reduction to the right-of-use asset	4,715	5,170
Net amortization of investment premium and discount	(2,122)	(4,314)
Stock-based compensation	136,511	139,273
Amortization of deferred commissions	17,139	19,265
Unrealized (gains) losses on marketable equity securities	(4,795)	750
Share of losses from equity method investment	27,223	19,471
Other adjustments	10,426	7,549
Changes in operating assets and liabilities:
Accounts receivable	(74,869)	8,463
Prepaid expenses and other current assets	75,414	33,519
Other long-term assets	(3,175)	(9,416)
Accounts payable	6,502	7,853
Accrued expenses and other current liabilities	(155,755)	(94,262)
Deferred revenue and customer deposits	892	(1,634)
Operating lease liabilities	(9,096)	(10,306)
Other long-term liabilities	(110)	79
Net cash provided by operating activities	153,206	191,042
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions, net of cash acquired. and payments related to prior period acquisitions	(685)	—
Purchases of marketable securities and other investments	(353,288)	(213,844)
Proceeds from sales and maturities of marketable securities and other investments	333,644	207,431
Capitalized software development costs	(16,708)	(11,564)
Purchases of long-lived assets	(4,153)	(1,163)
Net cash used in investing activities	(41,190)	(19,140)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on finance leases	(64)	(2,251)
Value of equity awards withheld for tax liabilities	(42)	(53)
Repurchases of shares of Class A common stock and related costs	(253,027)	(126,256)
Proceeds from exercises of stock options	559	2,766
Net cash used in financing activities	(252,574)	(125,794)
NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(140,558)	46,108
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—Beginning of period	682,534	431,437
CASH, CASH EQUIVALENTS AND RESTRICTED CASH —End of period	$541,976	$477,545
Cash paid for income taxes, net	$21,220	$5,257
Cash paid for interest	$18,756	$18,791

RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH TO THE CONDENSED CONSOLIDATED BALANCE SHEETS
Cash and cash equivalents	$541,976	$467,094
Restricted cash in other long-term assets	—	10,451
Total cash, cash equivalents and restricted cash	$541,976	$477,545

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
2. Summary of Significant Accounting Policies
(a)Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K filed with the SEC on February 24, 2026 (“Annual Report”).
The unaudited condensed consolidated balance sheet as of December 31, 2025, included herein, was derived from the audited financial statements as of that date, but may not include all disclosures including certain notes required by U.S. GAAP on an annual reporting basis.
In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, comprehensive income, stockholders’ equity and cash flows for the interim periods, but are not necessarily indicative of the results of operations to be anticipated for the full year 2026 or any future period.
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
(d)Remaining Performance Obligations
Revenue allocated to remaining performance obligations for contracts with durations of more than one year was $158.5 million as of March 31, 2026, of which 67% is expected to be recognized over the next 12 months and 96% is expected to be recognized over the next 24 months.

(e)Deferred Revenue and Customer Deposits
As of March 31, 2026, and December 31, 2025, the Company recorded $159.6 million and $158.7 million as its deferred revenue and customer deposits, respectively, that are included in deferred revenue and customer deposits in the accompanying unaudited condensed consolidated balance sheets. During the three months ended March 31, 2026 and 2025, the Company recognized $76.8 million and $70.1 million of revenue, respectively, that was included in the deferred revenue and customer deposits balances as of the end of the previous year.
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
The Company sells its services to a wide variety of customers. If the financial condition or results of operations of any significant customer deteriorates substantially, operating results could be adversely affected. To reduce credit risk, management performs credit evaluations of the financial condition of significant customers and periodic re-evaluations, as needed, of existing customers. The Company does not require collateral from its credit customers and maintains reserves for estimated credit losses on customer accounts when considered necessary. Actual credit losses may differ from the Company’s estimates. As of March 31, 2026, and December 31, 2025, the allowance for doubtful accounts was $20.5 million and $21.5 million, respectively, and is recorded in accounts receivable, net, in the accompanying unaudited condensed consolidated balance sheets.
In the three months ended March 31, 2026 and 2025, no customer organization accounted for more than 10% of the Company’s total revenue.
As of March 31, 2026, and December 31, 2025, no customer organization represented more than 10% of the Company’s gross accounts receivable.
(g)Segment Reporting
The Company operates in and reports its results in a single operating and reportable segment. Operating and reportable segments are determined in accordance with ASC 280 Segment Reporting, which requires financial information to be reported based on how the chief operating decision maker (“CODM”), who is the Company's Chief Executive Officer, reviews and manages the business, and establishes criteria for aggregating operating segments into reportable segments. The financial information of the Company regularly provided to the CODM is on a consolidated level and consolidated net income is its measure of profitability. This measure of profitability is used by the CODM to allocate resources and assess performance of the Company by comparing its actual results to the comparable results in prior periods and to any internally or externally set expectations. The consolidated financial information provided to the CODM, including significant expenses, is presented in a manner consistent with the information already disclosed in the accompanying unaudited condensed consolidated financial statements and the notes thereof.
(h)Recently Issued Accounting Guidance, Not yet Adopted
In September 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2025-06, “Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software,” which modernizes the accounting for internal-use software by replacing the previous stage-based model and aligning the capitalization process with current development practices, especially agile and iterative methods. ASU 2025-06 is effective for annual reporting periods beginning after December 15, 2027, and may be applied prospectively, retrospectively, or using a modified transition approach. Early adoption is permitted. The Company is in process of evaluating the impact of the adoption of this ASU on its consolidated financial statements.
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

3. Fair Value Measurements
Financial Assets
The following tables provide the financial assets measured at fair value on a recurring basis:

	Amortized Cost or Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses Less Than 12 Months	Fair Value Hierarchy as of March 31, 2026			Aggregate Fair Value
				Level 1	Level 2	Level 3
Financial Assets:	(In thousands)
Cash and cash equivalents:
Money market funds	$239,963	$—	$—	$239,963	$—	$—	$239,963
Commercial paper	34,272	—	—	—	34,272	—	34,272
U.S. Treasury bills	4,000	—	—	4,000	—	—	4,000
Total included in cash and cash equivalents	278,235	—	—	243,963	34,272	—	278,235
Marketable securities:
Debt securities:
U.S. Treasury securities	196,422	443	(288)	196,577	—	—	196,577
Corporate debt securities and commercial paper	1,598,462	3,428	(3,196)	—	1,598,694	—	1,598,694
Total debt securities	1,794,884	3,871	(3,484)	196,577	1,598,694	—	1,795,271
Equity securities	9,015	—	—	9,015	—	—	9,015
Total marketable securities	1,803,899	3,871	(3,484)	205,592	1,598,694	—	1,804,286
Total financial assets	$2,082,134	$3,871	$(3,484)	$449,555	$1,632,966	$—	$2,082,521

	Amortized Cost or Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses Less Than 12 Months	Gross Unrealized Losses More Than 12 Months	Fair Value Hierarchy as of December 31, 2025			Aggregate Fair Value
					Level 1	Level 2	Level 3
Financial Assets:	(In thousands)
Cash and cash equivalents:
Money market funds	$454,505	$—	$—	$—	$454,505	$—	$—	$454,505
Commercial paper	37,517	—	—	—		37,517		37,517
Total included in cash and cash equivalents	492,022	—	—	—	454,505	37,517	—	492,022
Marketable securities:
Debt securities:
U.S. Treasury securities	249,396	1,190	(9)	—	250,577	—	—	250,577
Corporate debt securities and commercial paper	1,523,935	9,360	(84)	(1)	—	1,533,210	—	1,533,210
Total debt securities	1,773,331	10,550	(93)	(1)	250,577	1,533,210	—	1,783,787
Equity securities	4,220	—	—	—	4,220	—	—	4,220
Total marketable securities	1,777,551	10,550	(93)	(1)	254,797	1,533,210	—	1,788,007
Total financial assets	$2,269,573	$10,550	$(93)	$(1)	$709,302	$1,570,727	$—	$2,280,029
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
Interest earned on debt securities was $17.5 million and $18.9 million in the three months ended March 31, 2026 and 2025, respectively. The interest is recorded as other income, net, in the accompanying unaudited condensed consolidated statements of operations.

The following table summarizes the contractual maturities of debt securities:

	As of March 31,		As of December 31,
	2026		2025
	Amortized Cost	Aggregate Fair Value	Amortized Cost	Aggregate Fair Value
Financial Assets:	(In thousands)
Less than one year	$690,783	$693,336	$588,022	$590,997
One to three years	1,104,101	1,101,935	1,185,309	1,192,790
Total	$1,794,884	$1,795,271	$1,773,331	$1,783,787
Strategic Investments
As of March 31, 2026 and December 31, 2025, the Company held strategic investments with a carrying value of $22.2 million and $24.5 million, respectively, recorded as other long-term assets in the accompanying unaudited condensed consolidated balance sheets. There were no significant impairments or adjustments recorded in the three months ended March 31, 2026 and 2025 related to these securities.
Financial Liabilities
The Company’s financial liabilities that are measured at fair value on a recurring basis consist of foreign currency derivative liabilities and are classified as Level 2 financial instruments in the fair value hierarchy. As of March 31, 2026 and December 31, 2025, the aggregate fair value of these liabilities and the associated unrealized losses were not significant.
The Company’s financial liabilities that are not measured at fair value on a recurring basis are its Senior Notes due 2029 (“2029 Notes”) and its Senior Notes due 2031 (“2031 Notes”). As of March 31, 2026, the fair values of the 2029 Notes and 2031 Notes were $479.7 million and $468.2 million, respectively. As of December 31, 2025, the fair values of the 2029 Notes and 2031 Notes were $489.7 million and $483.9 million, respectively.
4. Property and Equipment
Property and equipment consist of the following:

	As of March 31,	As of December 31,
	2026	2025
	(In thousands)
Capitalized internal-use software developments costs	$444,047	$421,795
Data center equipment	19,915	27,843
Leasehold improvements	62,876	62,143
Office equipment	48,340	46,709
Furniture and fixtures	10,486	10,399
Software	14,927	14,927
Total property and equipment	600,591	583,816
Less: accumulated depreciation and amortization	(419,203)	(406,853)
Total property and equipment, net	$181,388	$176,963
Depreciation and amortization expense was $17.0 million and $21.9 million in the three months ended March 31, 2026 and 2025, respectively.
The Company capitalized $23.3 million and $16.2 million in internal‑use software development costs in the three months ended March 31, 2026 and 2025, respectively.

5. Derivatives and Hedging
As of March 31, 2026, the Company’s outstanding foreign currency forward contracts designated as cash flow hedges had a total sell notional value of $294.6 million. The notional value represents the amount that will be sold upon maturity of the forward contract. As of March 31, 2026, these contracts had maturities of up to seventeen months. Gains and losses associated with these foreign currency forward contracts were not significant.
The Company is subject to master netting agreements with certain counterparties of the foreign exchange contracts, under which it is permitted to net settle transactions of the same currency with a single net amount payable by one party to the other. It is the Company’s policy to present the derivatives at gross in its unaudited condensed consolidated balance sheets. The Company’s foreign currency forward contracts are not subject to any credit contingent features or collateral requirements. The Company manages its exposure to counterparty risk by entering into contracts with a diversified group of major financial institutions and by actively monitoring its outstanding positions. As of March 31, 2026, the Company did not have any offsetting arrangements.
6. Goodwill and Intangible Assets
Goodwill
The goodwill balance as of March 31, 2026 and December 31, 2025, and the changes during the period, were as follows:

Total
(In thousands)
Balance as of December 31, 2025	$5,291,787
Measurement period adjustment and other	670
Balance as of March 31, 2026	$5,292,457
Intangible assets
Intangible assets consist of the following:

	As of March 31, 2026
	Cost	Accumulated Amortization	Net
Amortizable intangible assets:	(In thousands)
Developed technology	$398,205	$(366,535)	$31,670
Customer relationships	350,283	(267,457)	82,826
Supplier relationships	49,756	(46,713)	3,043
Trade names	25,968	(25,948)	20
Patent	3,968	(1,343)	2,625
Total amortizable intangible assets	828,180	(707,996)	120,184
Non-amortizable intangible assets:
Telecommunication licenses	4,920	—	4,920
Trademarks and other	295	—	295
Total	$833,395	$(707,996)	$125,399

	As of December 31, 2025
	Cost	Accumulated Amortization	Net
Amortizable intangible assets:	(In thousands)
Developed technology	$398,205	$(359,450)	$38,755
Customer relationships	350,283	(260,216)	90,067
Supplier relationships	49,756	(44,443)	5,313
Trade names	25,968	(25,928)	40
Patent	3,968	(1,293)	2,675
Total amortizable intangible assets	828,180	(691,330)	136,850
Non-amortizable intangible assets:
Telecommunication licenses	4,920	—	4,920
Trademarks and other	295	—	295
Total	$833,395	$(691,330)	$142,065
Amortization expense was $16.7 million and $27.2 million for the three months ended March 31, 2026 and 2025, respectively.
Total estimated future amortization expense is as follows:

As of March 31, 2026
Year Ended December 31,	(In thousands)
2026 (remaining nine months)	$27,949
2027	27,796
2028	21,520
2029	17,353
2030	16,614
Thereafter	8,952
Total	$120,184
7. Balance Sheet Components
Prepaid expenses and other current assets consist of the following:

	As of March 31,	As of December 31,
	2026	2025
	(In thousands)
Prepaid expenses	$277,494	$307,263
Other current assets	112,547	162,387
Total prepaid expenses and other current assets	$390,041	$469,650

Accrued expenses and other current liabilities consist of the following:

	As of March 31,	As of December 31,
	2026	2025
	(In thousands)
Accrued payroll and related liabilities	$77,808	$95,795
Company-wide bonus program liability	34,574	136,221
Accrued sales bonus and commissions	11,476	21,922
Accrued cost of revenue	206,411	226,878
Sales and other taxes payable	52,694	58,259
ESPP contributions	19,361	6,925
Accrued other expense	54,607	62,119
Total accrued expenses and other current liabilities	$456,931	$608,119
8. Long-Term Debt
Long-term debt, net, consists of the following:

	As of March 31,	As of December 31,
	2026	2025
	(In thousands)
2029 Senior Notes
Principal	$500,000	$500,000
Unamortized discount	(2,532)	(2,733)
Unamortized issuance costs	(570)	(615)
Net carrying amount	496,898	496,652
2031 Senior Notes
Principal	500,000	500,000
Unamortized discount	(3,409)	(3,563)
Unamortized issuance costs	(767)	(802)
Net carrying amount	495,824	495,635
Total long-term debt, net	$992,722	$992,287
As of March 31, 2026, the Company was in compliance with all of its covenants under the related indentures.
9. Revenue by Geographic Area
Revenue by geographic area is based on the IP address or the mailing address of the customer at the time of registration. The following table sets forth revenue by geographic area:

	Three Months Ended March 31,
	2026	2025
Revenue by geographic area:	(In thousands)
United States	$898,894	$749,440
International	508,013	423,023
Total	$1,406,907	$1,172,463

Percentage of revenue by geographic area:
United States	64%	64%
International	36%	36%

10. Commitments and Contingencies

(a)Lease and Other Commitments
The Company leases its facilities under various non-cancelable operating lease agreements. In the three months ended March 31, 2026, the Company did not enter into any significant new lease agreements.
The Company has non-cancelable contractual commitments with its cloud infrastructure provider, network service providers and other vendors. The Company had $273.2 million of non-cancelable purchase commitments as of March 31, 2026 with remaining terms up to five years.
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
As of March 31, 2026, and December 31, 2025, no amounts were accrued related to any outstanding indemnification agreements.
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

As of March 31, 2026, the liabilities accrued for non-income-based taxes were $21.8 million for domestic jurisdictions and $21.0 million for jurisdictions outside of the United States. As of December 31, 2025, these liabilities were $21.1 million and $21.8 million, respectively.
11. Stockholders' Equity
Preferred Stock
As of March 31, 2026 and December 31, 2025, the Company had authorized 100,000,000 shares of preferred stock, par value $0.001 per share, of which no shares were issued and outstanding.
Common Stock
As of March 31, 2026 and December 31, 2025, the Company had authorized 1,000,000,000 shares of Class A common stock, par value $0.001 per share. As of March 31, 2026 and December 31, 2025, 152,105,999 and 152,411,346 shares of Class A common stock, respectively, were issued and outstanding.
The Company had reserved shares of common stock for issuance as follows:

	As of March 31,	As of December 31,
	2026	2025
Stock options issued and outstanding	864,951	902,120
Unvested restricted stock units issued and outstanding	12,071,029	13,663,977
Shares of Class A common stock reserved for Twilio.org	243,123	265,225
Stock-based awards available for grant under 2016 Plan	35,759,787	28,543,969
Shares of Class A common stock reserved for issuance pursuant to ESPP	12,361,051	10,836,938
Total	61,299,941	54,212,229

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

In the three months ended March 31, 2026 and 2025, the Company repurchased 2.1 million and 1.2 million shares of its Class A common stock, respectively, for an aggregate purchase price of $253.4 million and $130.2 million, respectively. As of March 31, 2026, approximately $892.0 million of the amount authorized in January 2025 for share repurchases remained available for future repurchases.
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
In the first quarter of 2026, the Company granted to certain of its executive employees performance-based restricted stock units (“PSUs”) covering 210,301 shares of Class A common stock that had an aggregate grant date fair value of $24.8 million. The PSUs will vest if certain operational performance conditions, as defined in the grant agreements, are met during the three-year performance achievement period, which expires on December 31, 2028. Additionally, if certain market conditions are met during the performance achievement period, the number of shares that ultimately vest may further increase or decrease. At the end of the vesting period, the number of shares actually issued may range from 0% to 200% of the target based on levels of performance.

The fair value of the PSUs was determined using a Monte-Carlo simulation model. The expense is recognized on a straight-line basis when it is probable that the performance target will be achieved during the performance period. The probability of achievement is assessed each reporting period and cumulative adjustments are recorded in periods in which the probability assessment changes.
The Company’s 2016 Employee Stock Purchase Plan (“ESPP”) allows eligible employees to purchase shares of the Company’s Class A common stock at a discount of 15% through payroll deductions of their eligible compensation. The ESPP provides for separate six-month offering periods beginning in May and November of each year.
As of March 31, 2026, total unrecognized compensation cost related to unvested RSUs was $885.6 million, which will be amortized over a weighted-average period of 2.0 years. As of March 31, 2026, total unrecognized compensation cost related to unvested stock options and the ESPP was not significant.
Stock-Based Compensation Expense
The Company recorded total stock-based compensation expense as follows:

	Three Months Ended March 31,
	2026	2025
	(In thousands)
Cost of revenue	$3,374	$4,271
Research and development	73,011	78,066
Sales and marketing	31,149	31,359
General and administrative	28,977	25,577
Total	$136,511	$139,273
13. Net Income Per Share Attributable to Common Stockholders
The following table sets forth the calculation of basic and diluted net income per share attributable to common stockholders during the periods presented:

	Three Months Ended March 31,
	2026	2025
Numerator:
Net income attributable to common stockholders (in thousands)	$90,139	$20,017
Denominator:
Weighted-average shares outstanding, basic	152,424,306	153,345,192
Dilutive effect of outstanding common stock equivalents	5,334,835	8,449,095
Weighted-average shares outstanding, diluted	157,759,141	161,794,287
Net income per share attributable to common stockholders:
Basic	$0.59	$0.13
Diluted	$0.57	$0.12

The following outstanding shares of common stock equivalents were excluded from the calculation of the diluted net income per share attributable to common stockholders because their effect would have been anti-dilutive:

	Three Months Ended March 31,
	2026	2025
Stock options issued and outstanding	145,350	145,350
Unvested restricted stock units issued and outstanding(1)	940,692	1,384,775
Total	1,086,042	1,530,125
____________________________________
(1) A portion of these unvested restricted stock units are PSUs. The number of PSUs that ultimately vest may increase or decrease the number of shares that will be issued at the end of the performance period.
14. Income Taxes
The Company computes its provision for income taxes for interim periods using an estimated annual effective tax rate based on anticipated annual pretax income or loss. The estimated annual effective tax rate is applied to the Company’s year-to-date income or loss, and is adjusted for discrete items recorded in the period. The primary difference between the Company’s effective tax rate and the federal statutory rate is the full valuation allowance the Company has established on its federal, state and certain foreign net operating losses and credits. Given the Company’s recent history of generating net income in the U.S., the Company believes that there is a reasonable possibility that during 2026 sufficient positive evidence may become available to allow the Company to determine that a significant portion of the valuation allowance recorded against the Company’s U.S. deferred tax assets should be released. This would result in a significant income tax benefit for the period when the Company releases the valuation allowance in the U.S. However, the exact timing and amount of the valuation allowance release are subject to change based on the Company’s actual operating results.
The provision for income taxes recorded in the three months ended March 31, 2026 and 2025 consists primarily of federal, state and foreign income taxes and withholding taxes in foreign jurisdictions in which the Company conducts business.
The Company is subject to taxation in the U.S. and various other state and foreign jurisdictions. Because the Company has net operating loss carryforwards for U.S. federal and state jurisdictions, the statute of limitations is open for all tax years. In February 2026, the Internal Revenue Service notified the Company of its intent to commence an audit of the Company's federal income tax return for the year ended December 31, 2023. The audit is in its preliminary stages. While the final outcome of this audit is uncertain, management believes that adequate amounts have been reserved for any adjustments that may result and does not expect the audit to have a material adverse effect on the Company's consolidated financial position, results of operations, or cash flows.

15. Related Party Transactions
In May 2022, the Company and Syniverse Corporation (“Syniverse”), an equity method investee, entered into a wholesale agreement pursuant to which Syniverse would process, route and deliver application-to-person messages originating and/or terminating between the Company’s customers and mobile network operators. For the three months ended March 31, 2026 and 2025, the value of transactions that occurred between the Company and Syniverse were $31.0 million and $38.7 million, respectively. These transactions were recorded as cost of revenue in the accompanying unaudited condensed consolidated statements of operations.

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
•our use of and ability to leverage artificial intelligence (“AI”) and machine learning, including to develop and commercialize products and features for our customers and deploy internal applications for our own operational efficiency;
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
•our expectations regarding the potential release of the valuation allowance recorded against our U.S. deferred tax assets;
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
Unless otherwise indicated or the context otherwise requires, all references in this Quarterly Report on Form 10-Q to “Twilio,” the “Company,” “we,” “our,” “us,” or similar terms are to Twilio Inc. and its consolidated subsidiaries.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2025. In addition to historical financial information, the following discussion contains forward-looking statements that are based upon current plans, expectations and beliefs that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under Part II, Item 1A, “Risk Factors” in this Quarterly Report on Form 10-Q.

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
In recent quarters, major U.S. mobile carriers have increased network service provider fees for A2P messages delivered to their subscribers, and such fees may increase further over time. We pass these fees through to our customers at cost. As a result, we recognize an equal amount of revenue and cost of revenue related to these fees. The increased fees do not impact our gross profit, but they create a headwind to our gross margins.
In March 2026, we paid $141.0 million under our 2025 company-wide bonus program to eligible employees for amounts previously accrued. As previously disclosed, these payments impacted our cash flows in the first quarter of 2026.
Given our recent history of generating net income in the U.S., we believe that there is a reasonable possibility that during 2026 sufficient positive evidence may become available to allow us to determine that a significant portion of the valuation allowance recorded against our U.S. deferred tax assets should be released. This would result in a significant income tax benefit for the period when we release the valuation allowance in the U.S. However, the exact timing and amount of the valuation allowance release are subject to change based on our actual operating results.
Our results of operations have in the past been, and could in the future be, impacted by adverse macroeconomic conditions. We are continuing to monitor actual and potential effects of recent macroeconomic and political conditions and uncertainty on our business. For additional details, see Part II, Item 1A, “Risk Factors.”

Key Business Metrics
We review a number of operational and financial metrics, including Dollar-Based Net Expansion Rate (“DBNE”), to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans and make strategic decisions.
The following table summarizes our year-over-year revenue growth and DBNE for the three months ended March 31, 2026 and 2025.

	Three Months Ended
	March 31,
	2026	2025
Total Revenue (in thousands)	$1,406,907	$1,172,463
Total Revenue Growth Rate	20%	12%
Dollar-Based Net Expansion Rate	114%	107%
Beginning in the first quarter of 2026, we have discontinued disclosure of Active Customer Accounts as a key metric. As a result, we are revising the definition of DBNE to remove references to Active Customer Accounts and Zipwhip accounts and instead refer to “customer accounts.” The methodology for identifying these customer accounts is unchanged from the methodology most recently used to identify Active Customer Accounts and this definitional update has no impact on our methodology for calculating DBNE or our historical or future DBNE.
Dollar‑Based Net Expansion Rate
Our DBNE compares the total revenue in a quarter from all individual customer accounts, as identified by a unique account identifier, for which we have recognized at least $5 of revenue in the last month of the quarter, to revenue from those same accounts in the same quarter in the prior year. A single customer organization may constitute multiple unique customer accounts if it has multiple account identifiers. To calculate DBNE, we first identify the cohort of such customer accounts in the same quarter of the prior year. DBNE is the quotient obtained by dividing the revenue generated from that cohort in a quarter, by the revenue generated from that same cohort in the corresponding quarter in the prior year. When we calculate DBNE for periods longer than one quarter, we use the average of the applicable quarterly DBNEs for each of the quarters in such period. Revenue from acquisitions does not impact the DBNE calculation until the quarter following the one-year anniversary of the applicable acquisition, unless the acquisition closing date is the first day of a quarter. Revenue from divestitures does not impact the DBNE calculation beginning in the quarter the divestiture closed, unless the divestiture closing date is the last day of a quarter.
We believe that measuring DBNE provides an important indication of the performance of our efforts to increase revenue from existing customers. Our ability to drive growth and generate incremental revenue depends, in part, on our ability to maintain and grow our relationships with existing customers and to increase their use of the platform. An important way in which we have historically tracked performance in this area is by measuring the DBNE for such customer accounts. Our DBNE increases when these customers increase their usage of a product, extend their usage of a product to new applications or adopt a new product. Our DBNE decreases when these customers cease or reduce their usage of a product or when we lower usage prices on a product. As our customers grow their businesses and extend the use of our platform, they sometimes create multiple customer accounts with us for operational or other reasons. As such, when we identify a significant customer organization (defined as a single customer organization generating more than 1% of revenue in a quarterly reporting period) that has created a new customer account, this new account is tied to, and revenue from this new account is included with, the original customer account for the purposes of calculating this metric.
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
Most of our usage-based customers gain access to our platform through a self-service process, which requires an upfront prepayment via credit card that is drawn down as they use our products. Pricing is generally based on a publicly available, self-serve pricing matrix that generally allows customers to receive tiered discounts as their usage of our products increases. Many of our larger usage-based customers enter into contractual arrangements with us for a period of at least 12 months. These contracts may include negotiated terms and typically include minimum revenue commitments of varying durations. Usage-based customers subject to such contracts are typically invoiced monthly in arrears for products used. In the three months ended March 31, 2026 and 2025, we generated 75% and 73% of our revenue, respectively, from usage-based fees.
Subscription-based fees are earned in accordance with subscription pricing terms. For our subscription-based products, customers generally enter into negotiated contracts, which are typically one to three years in duration. Subscription customers are generally invoiced in advance at the start of the contract term. In the three months ended March 31, 2026 and 2025, we generated 25% and 27% of our revenue, respectively, from non-usage‑based fees.
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

	Three Months Ended
	March 31,
	2026	2025
Condensed Consolidated Statements of Operations Data:	(In thousands, except share and per share amounts)
Revenue	$1,406,907	$1,172,463
Cost of revenue (1) (2)	722,663	590,896
Gross profit	684,244	581,567
Operating expenses:
Research and development (1)	262,166	254,295
Sales and marketing (1) (2)	211,866	212,113
General and administrative (1)	102,546	92,077
Total operating expenses	576,578	558,485
Income from operations	107,666	23,082
Other (expenses) income, net:
Share of losses from equity method investment	(27,223)	(19,471)
Other income, net	21,789	22,973
Total other (expenses) income, net	(5,434)	3,502
Income before provision for income taxes	102,232	26,584
Provision for income taxes	(12,093)	(6,567)
Net income attributable to common stockholders	$90,139	$20,017
Net income per share:
Basic	$0.59	$0.13
Diluted	$0.57	$0.12
Weighted-average shares used to compute net income per share:
Basic	152,424,306	153,345,192
Diluted	157,759,141	161,794,287
__________________________________
(1) Includes stock-based compensation expense as follows:

	Three Months Ended
	March 31,
	2026	2025
	(In thousands)
Cost of revenue	$3,374	$4,271
Research and development	73,011	78,066
Sales and marketing	31,149	31,359
General and administrative	28,977	25,577
Total	$136,511	$139,273
____________________________________
(2) Includes amortization of acquired intangibles as follows:

	Three Months Ended
	March 31,
	2026	2025
	(In thousands)
Cost of revenue	$9,356	$15,682
Sales and marketing	7,261	11,457
Total	$16,617	$27,139

The following table sets forth our results of operations for each of the periods presented as a percentage of our total revenue:

	Three Months Ended
	March 31,
	2026	2025
Condensed Consolidated Statements of Operations, as a percentage of revenue: **
Revenue	100%	100%
Cost of revenue	51	50
Gross profit	49	50
Operating expenses:
Research and development	19	22
Sales and marketing	15	18
General and administrative	7	8
Total operating expenses	41	48
Income from operations	8	2
Other (expenses) income, net
Share of losses from equity method investment	(2)	(2)
Other income, net	2	2
Total other (expenses) income, net	*	*
Income before provision for income taxes	7	2
Provision for income taxes	(1)	(1)
Net income attributable to common stockholders	6%	2%
____________________________________
* Less than 0.5% of revenue.
** Columns may not sum due to rounding.
Comparison of the Three Months Ended March 31, 2026 and 2025
Revenue

	Three Months Ended
	March 31,
	2026	2025	Change
	(Dollars in thousands)
Revenue	$1,406,907	$1,172,463	$234,444	20%
In the three months ended March 31, 2026, revenue increased by $234.4 million, or 20%, compared to the same period last year. This increase was primarily attributable to the increased usage of our products by our existing customers, as reflected in our DBNE of 114%, as well as an increase of $70.9 million in revenue derived from customer accounts not captured in our DBNE calculation, which are primarily new customer accounts. The increase also reflects $46.1 million in revenue related to the incremental A2P fees recently introduced by major U.S. carriers.

Cost of Revenue and Gross Profit

	Three Months Ended
	March 31,
	2026	2025	Change
	(Dollars in thousands)
Cost of revenue	$722,663	$590,896	$131,767	22%
Gross profit	$684,244	$581,567	$102,677	18%
In the three months ended March 31, 2026, cost of revenue increased by $131.8 million, or 22%, compared to the same period last year. The increase was primarily attributable to a $118.1 million increase in network service provider costs, net of the impact of hedging instruments, which includes a $46.1 million increase due to the incremental A2P fees recently introduced by major U.S. carriers.
In the three months ended March 31, 2026, gross profit increased by $102.7 million, or 18%, compared to the same period last year. This increase was attributable to the factors impacting our revenue and cost of revenue, as described above.
Operating Expenses

	Three Months Ended
	March 31,
	2026	2025	Change
	(Dollars in thousands)
Research and development	$262,166	$254,295	$7,871	3%
Sales and marketing	211,866	212,113	(247)	—%
General and administrative	102,546	92,077	10,469	11%
Total operating expenses	$576,578	$558,485	$18,093	3%
In the three months ended March 31, 2026, research and development expenses increased by $7.9 million, or 3%, compared to the same period last year. Fluctuations in the various research and development expense categories were not significant either individually or in the aggregate.
In the three months ended March 31, 2026, sales and marketing expenses decreased by $0.2 million, or nearly flat, compared to the same period last year. Fluctuations in the various sales and marketing expense categories were not significant either individually or in the aggregate.
In the three months ended March 31, 2026, general and administrative expenses increased by $10.5 million, or 11%, compared to the same period last year. Fluctuations in the various general and administrative expense categories were not significant either individually or in the aggregate.
Other (Expenses) Income, net

	Three Months Ended
	March 31,
	2026	2025	Change
	(Dollars in thousands)
Share of losses from equity method investment	$(27,223)	$(19,471)	$(7,752)	40%
Other income, net	21,789	22,973	(1,184)	(5)%
Total other (expenses) income, net	$(5,434)	$3,502	$(8,936)	(255)%
In the three months ended March 31, 2026, other (expenses) income, net, decreased by $8.9 million, or 255%, compared to the same period last year. The decrease was primarily attributable to a $7.8 million increase in our share of losses from our equity method investment.

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
Non‑GAAP Gross Profit and Non‑GAAP Gross Margin
For the periods presented, we define non‑GAAP gross profit and non‑GAAP gross margin as GAAP gross profit and GAAP gross margin, respectively, adjusted to exclude, as applicable, certain expenses as presented in the table below:

	Three Months Ended
	March 31,
	2026	2025
Reconciliation:	(In thousands)
GAAP gross profit	$684,244	$581,567
GAAP gross margin	49%	50%
Non-GAAP adjustments:
Stock-based compensation	3,374	4,271
Amortization of acquired intangibles	9,356	15,682
Payroll taxes related to stock-based compensation	522	482
Non-GAAP gross profit	$697,496	$602,002
Non-GAAP gross margin	50%	51%

Non‑GAAP Operating Expenses
For the periods presented, we define non‑GAAP operating expenses (including categories of operating expenses) as GAAP operating expenses (and categories of operating expenses) adjusted to exclude, as applicable, certain expenses as presented in the table below:

	Three Months Ended
	March 31,
	2026	2025
Reconciliation:	(In thousands)
GAAP operating expenses	$576,578	$558,485
Non-GAAP adjustments:
Stock-based compensation	(133,054)	(133,249)
Amortization of acquired intangibles	(7,261)	(11,457)
Acquisition and divestiture related expenses	(122)	—
Payroll taxes related to stock-based compensation	(11,404)	(10,718)
Charitable contributions	(3,445)	(2,776)
Restructuring costs	(2,223)	(11,691)
Loss on lease termination	(500)	—
Non-GAAP operating expenses	$418,569	$388,594
Non‑GAAP Income from Operations and Non‑GAAP Operating Margin
For the periods presented, we define non‑GAAP income from operations and non‑GAAP operating margin as GAAP income from operations and GAAP operating margin, respectively, adjusted to exclude, as applicable, certain expenses as presented in the table below:

	Three Months Ended
	March 31,
	2026	2025
Reconciliation:	(In thousands)
GAAP income from operations	$107,666	$23,082
GAAP operating margin	8%	2%
Non-GAAP adjustments:
Stock-based compensation	136,428	137,520
Amortization of acquired intangibles	16,617	27,139
Acquisition and divestiture related expenses	122	—
Payroll taxes related to stock-based compensation	11,926	11,200
Charitable contributions	3,445	2,776
Restructuring costs	2,223	11,691
Loss on lease termination	500	—
Non-GAAP income from operations	$278,927	$213,408
Non-GAAP operating margin	20%	18%

Free Cash Flow and Free Cash Flow Margin
For the periods presented, we define free cash flow as net cash provided by operating activities less capitalized software development costs and purchases of long-lived assets, and we define free cash flow margin as free cash flow divided by revenue, as presented in the table below:

	Three Months Ended
	March 31,
	2026	2025
Reconciliation:	(In thousands)
Net cash provided by operating activities	$153,206	$191,042
Operating cash flow margin	11%	16%
Non-GAAP adjustments:
Capitalized software development costs	(16,708)	(11,564)
Purchases of long-lived assets	(4,153)	(1,163)
Free cash flow	$132,345	$178,315
Free cash flow margin	9%	15%
Net cash used in investing activities	$(41,190)	$(19,140)
Net cash used in financing activities	$(252,574)	$(125,794)
Liquidity and Capital Resources
As of March 31, 2026, we had cash and cash equivalents of $542.0 million and short-term marketable securities of $1.8 billion. Cash equivalents consist of money market funds, commercial paper and U.S. treasury bills. Short-term marketable securities consist primarily of U.S. treasury securities, high credit quality corporate debt securities and commercial paper. The cash and cash equivalents and short-term marketable securities are held for working capital purposes.
Our principal sources of liquidity have been (i) the payments received from customers using our products; (ii) public equity offerings, most recently in February 2021; and (iii) debt financings, most recently the issuance of our 2029 Notes and 2031 Notes (each, as defined below) in March 2021.
Our primary uses of cash include operating costs, such as personnel-related costs, network service provider costs, cloud infrastructure costs, facility-related spending, acquisitions and investments we may make from time to time, and repurchases of common stock under our share repurchase program. Our principal contractual and other commitments consist of obligations under our 2029 Notes and 2031 Notes, our operating leases for office space that we occupy, sublease or hold, and contractual commitments to our cloud infrastructure and network service providers. Refer to Note 8 and Note 10(a) to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for discussions of our obligations and commitments related to leases, debt and other purchase obligations.
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
In the three months ended March 31, 2026, we repurchased $253.4 million in aggregate value, or 2.1 million shares of our Class A common stock. As of March 31, 2026, approximately $892.0 million of the amount authorized in January 2025 for share repurchases remained available for future repurchases.
2029 Notes and 2031 Notes
In March 2021, we issued and sold $1.0 billion in aggregate principal amount of senior notes, consisting of $500.0 million principal amount of 3.625% notes due 2029 (the “2029 Notes”) and $500.0 million principal amount of 3.875% notes due 2031 (the “2031 Notes,” and together with the 2029 Notes, the “Notes”). The Notes are described in detail in Note 15 to our Annual Report on Form 10-K filed with the SEC on February 24, 2026.
Cash Flows
The following table summarizes our cash flows:

	Three Months Ended
	March 31,
	2026	2025
	(In thousands)
Cash provided by operating activities	$153,206	$191,042
Cash used in investing activities	(41,190)	(19,140)
Cash used in financing activities	(252,574)	(125,794)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(140,558)	$46,108
Cash Flows from Operating Activities
In the three months ended March 31, 2026, cash provided by operating activities consisted primarily of our net income of $90.1 million adjusted for non-cash items, including $136.5 million of stock-based compensation expense, $34.2 million of depreciation and amortization expense, $27.2 million of our share of losses from an equity method investment, $17.1 million of amortization of deferred commissions, $4.7 million of non-cash reduction in our operating right-of-use asset, and $160.2 million of cumulative changes in operating assets and liabilities. With respect to changes in operating assets and liabilities, accounts payable and other current liabilities decreased $149.3 million primarily driven by the payment of the 2025 company-wide bonus in the three months ended March 31, 2026. Operating lease liabilities decreased $9.1 million due to payments made against our operating lease obligations.
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

Cash Flows from Investing Activities
In the three months ended March 31, 2026, cash used in investing activities was $41.2 million, primarily consisting of $19.6 million of purchases of marketable securities and other investments, net of proceeds from sales and maturities of marketable securities and other investments, $16.7 million related to capitalized software development costs, and $4.2 million related to purchases of long-lived assets.
In the three months ended March 31, 2025, cash used in investing activities was $19.1 million consisting of $11.6 million related to capitalized software development costs, $6.4 million of purchases of marketable securities and other investments, net of proceeds from sales and maturities of marketable securities, and $1.2 million related to purchases of long-lived assets.
Cash Flows from Financing Activities
In the three months ended March 31, 2026, cash used in financing activities was $252.6 million primarily consisting of $253.0 million of cash paid to repurchase 2.1 million shares of our Class A common stock, including related costs.
In the three months ended March 31, 2025, cash used in financing activities was $125.8 million primarily consisting of $126.3 million of cash paid to repurchase 1.2 million shares of our Class A common stock, including related costs.
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
There have been no changes to our critical accounting policies as described in our Annual Report on Form 10-K filed with the SEC on February 24, 2026.
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
Interest Rate Risk
We had cash and cash equivalents of $542.0 million and marketable securities of $1.8 billion as of March 31, 2026. In any given period, cash, cash equivalents and restricted cash may consist of bank deposits, money market funds, reverse repurchase agreements, commercial paper and U.S. Treasury bills. Marketable securities consist primarily of U.S. treasury securities, high credit quality corporate debt securities and commercial paper. The cash and cash equivalents and marketable securities are held for working capital purposes. Such interest‑earning instruments carry a degree of interest rate risk. To date, fluctuations in interest income have not been significant. The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. In March 2021, we issued $1.0 billion aggregate principal amount of our 2029 Notes and 2031 Notes carrying fixed interest rates of 3.625% and 3.875%, respectively. Due to the short‑term nature of our investments and fixed rate nature of our debt, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. A hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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
We enter into foreign currency derivative hedging transactions to mitigate our exposure to market risks that may result from changes in foreign currency exchange rates. For further information, refer to Note 5 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
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
Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2026, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
(b)    Changes in Internal Control
There were no changes in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended March 31, 2026, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART II
Item 1. Legal Proceedings
Refer to Note 10(b) to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for a description of our current material legal proceedings.
Item 1A. Risk Factors
Investing in our Class A common stock (“common stock”) involves a high degree of risk. A description of the risks and uncertainties associated with our business is set forth below. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Quarterly Report on Form 10-Q, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our unaudited condensed consolidated financial statements and related notes, before making a decision to invest in our common stock. The risks and uncertainties described below may not be the only ones we face. If any of the risks actually occur, our business, results of operations and financial condition could be adversely affected. In that event, the market price of our common stock could decline, and you could lose part or all of your investment.
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
•our ability to maintain profitability;
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
Global economic and business activities continue to face widespread macroeconomic uncertainties, including market volatility, changes in international economic and trade relations, supply chain disruptions, changes in the labor market, increased energy and commodity price volatility, elevated interest rates and potential increases in inflation, foreign currency exchange rate fluctuations and recession risks, which may continue for an extended period. Additionally, the instability in the political environment in many parts of the world, including in the United States, geopolitical instability, including related to conflicts in the Middle East, and changes and uncertainty with respect to trade policies, actual or threatened tariffs, treaties, government regulations, executive orders, directives and enforcement priorities, as well as any ongoing or potential U.S. federal government shutdown, have contributed to further disruptions in global trade and have adversely affected, and may continue to adversely affect, the global economy and/or our business. Given that a majority of our revenue is usage-based and therefore impacted by general consumer sentiment and activity, our business may be more immediately and severely impacted by adverse macroeconomic conditions than those that rely primarily on subscription revenue. Additionally, increased prices resulting from the effects of tariffs and inflation could increase our operating expenses.
Adverse macroeconomic conditions have in the past resulted in, and may in the future result in, decreased or delayed business spending by our current and prospective customers and business partners, reduced demand for or usage of our products, lower renewal rates by our customers, longer or delayed sales cycles, including current and prospective customers delaying contract signing or contract renewals, reduced budgets or minimum commitments related to the products that we offer, or delays in customer payments or our ability to collect accounts receivable, all of which could negatively affect revenue and revenue growth. Additionally, our customers may be affected by changes and uncertainty in the global political environment with respect to trade and other policies. For example, tariffs imposed by the U.S. administration, uncertainty related thereto, and potential or actual retaliatory measures, have adversely affected trade relations, pressured supply chains, and led to increased market volatility, and such effects may continue. Any resulting harm to our customers’ businesses could depress their usage levels and/or purchasing power and lead them to reduce their spending with us.
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

Our sales and marketing strategies, and their effectiveness, are influenced by numerous factors. We have made, and may in the future make, changes to the organization of our sales force and sales motions in response to changes in company strategy, new market opportunities, new products or features, sales performance or effectiveness, changes in sales headcount, changes to the compensation structure of our sales organization, or other factors. Such changes may not lead to wider adoption of our products or to the cost-effective acquisition of additional customers or increased revenue from existing customers as quickly or to the extent we expect, or at all, and have resulted, and may in the future result, in a reduction of productivity, which could negatively impact our growth rate and results of operations. For example, we are focusing increasingly on solution selling and platform services. We are focused on driving efficiencies in our sales operations, and are continuing to improve and rely increasingly on our self-service capabilities to drive sales to customers that do not require direct account coverage. We are also introducing AI and automation in our self-service platform aimed at improving sales and customer support. These efforts may not continue to be as effective as we anticipate in driving adoption or increased usage of our products, or may take longer than we expect to drive growth or increase efficiency. In addition, if the costs of the marketing channels we use increase, then we may choose to use alternative or less expensive channels, which may not be as effective as the channels we currently use.

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
The providers of third-party products with which our products are integrated may modify the features, functionality, pricing, and other terms and conditions with respect to such products in a manner adverse to us and to our customers. If we are unable to maintain the integrations between our products and such third-party products, our ability to meet the needs and expectations of our customers could be adversely affected, which could adversely affect our business. Our platform must integrate with and leverage a variety of infrastructure, network, hardware, mobile and software platforms and technologies, and we need to continuously modify and enhance our products and platform to adapt to new integrations and changes and innovation in integrated technologies which may present significant complexity, obstacles or other adverse impacts on our products or our business. For example, in 2025 we launched a new channel using Rich Communication Services (“RCS”) and we are working on a channel for Apple Messages for Business. We are also focused on the interoperability of our products across the data ecosystem. Third-party platforms may also implement changes to their policies or practices regarding privacy or other matters that may adversely impact us or our customers. In addition, our network service providers, mobile device operating system providers or inbox service providers may adopt new filtering technologies in an effort to combat spam or robocalling. For example, Apple, Google, Yahoo and other mobile device operating system providers or inbox service providers have developed, and may in the future develop, new applications or functions intended to filter spam and unwanted phone calls, messages or emails. Such technologies may inadvertently filter desired messages or calls to or from our customers. If mobile device operating system providers, inbox service providers or network service providers, our customers or their end users adopt new software platforms or infrastructure, we may be required to develop new versions of our products to work with those new platforms or infrastructure. This development effort may require significant resources, which would adversely affect our business, results of operations and financial condition. Any failure of our products and platform to operate effectively with evolving or new platforms and technologies could reduce the demand for our products. If we are unable to respond to these changes in a cost-effective manner, our products may become less marketable and less competitive or obsolete, and our business, results of operations and financial condition could be adversely affected.
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

Our financial performance in recent periods may not be indicative of future performance, and we may not be able to maintain profitability in the future.
We achieved net income of $33.8 million in the year ended December 31, 2025. However, we incurred net losses in each preceding year since our inception. Our past performance for any quarterly or annual period should not be relied upon as an indication of our performance for any future period. If we are unable to generate and sustain increased revenue levels and manage our operating expenses, we may not achieve and sustain profitability and, even if we do, we may not be able to increase our level of profitability or achieve our stated profitability goals. As we implement additional initiatives to increase revenue, our operating expenses may continue to rise over the long term, potentially including, among other things: investments in our engineering team; improvements in security and data protection; the development of new products, features and functionality and enhancements to our platform, including computing costs associated with AI; sales and marketing; expansion of our operations and infrastructure, both domestically and internationally; and general administration, including legal, accounting and other expenses related to being a public company. Our efforts to grow our business may be more costly than we expect, and if our revenue growth does not meet estimates, we may not be able to offset our associated operating expenses, which could prevent us from achieving and sustaining profitability, or maintaining or increasing cash flow. We may incur significant losses in the future for a number of reasons, including the other risks described herein, and unforeseen expenses, difficulties, complications and delays and other unknown events. If we are unable to achieve and sustain profitability, or if we incur significant losses, the value of our business and common stock may significantly decrease.
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

The fees we pay to these providers also subject us to risks. We are exposed to significant fluctuations in applicable fees paid to network service providers, intermediaries, and internet service providers. These fees are outside of our control and we are not able to predict the magnitude or timing of changes to such fees. Additional or increased fees charged by such providers have resulted, and could in the future result, in increases to our costs and other impacts on our financial results. For example, recent increases to A2P messaging fees charged by major U.S. mobile carriers create a headwind on our margins, and such fees may increase further over time. In some markets, fees charged by our network service providers change daily or weekly. We may not be able to change our customer pricing as rapidly, and absorbing these costs could adversely affect our business and results of operations. Further, even when we do pass fee increases through to customers, it typically increases revenue and cost of revenue such that while gross profit dollars are not impacted, it has a negative impact on gross margins. While historically we have responded to many fee increases through negotiating efforts, absorbing increased costs or passing fees through to customers, we may be unable to respond in these ways in the future without a material negative impact to our business. Our ability to respond to fee increases may also be constrained by equivalent increases by other providers in a particular market, fees that are disproportionately large compared to underlying prices paid by our customers, or market or other conditions limiting our ability to increase the prices we charge for our products.

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
In the three months ended March 31, 2026 and the years ended December 31, 2025 and 2024, we derived 36%, 36% and 35% of our revenue from customer accounts located outside the United States, respectively. The future success of our business will depend, in part, on our ability to strategically maintain and expand our customer base worldwide. Operating in international markets requires significant resources and management attention and subjects us to regulatory, economic and political risks in addition to those we face in the United States.
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
•attacks facilitated or enhanced by AI, including agentic AI and deep fakes; and
•employee fraud, misconduct or error, including resulting from efforts to bribe, extort, infiltrate or otherwise compromise our or our service providers’ workforce.

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
•the use of AI to rapidly discover and exploit vulnerabilities;
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

Taken together, evolving legal, regulatory and contractual obligations pertaining to privacy, data protection, cybersecurity and AI may require us to expend resources to modify our practices and products, reduce demand for our platform, increase our costs, restrict our ability to store and process data, inhibit product functionality or the development of new products and features, or impact our ability to operate in certain locations, any of which could impair growth or otherwise harm our business. Further, any actual or perceived non-compliance with these laws, regulations, contractual commitments, or other actual or asserted obligations, including industry standards, pertaining to privacy, data protection, cybersecurity or AI could subject us to regulatory audits or inquiries, civil and criminal penalties, or significant fines, or lead to costly legal action, breach of contract claims, adverse publicity, significant liability, inability to process data, and decreased demand for our services, any of which could adversely affect our business, results of operations, and financial condition.
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
The deployment of agentic AI — systems that autonomously execute multi-step tasks — introduces risks that are distinct from those of traditional AI features resulting from unintended or unauthorized actions that disrupt our internal operations and service delivery. These risks may be difficult to monitor or prevent given the autonomous nature of such systems.
Additionally, our use of AI internally and in our offerings may expose us to additional claims, demands and proceedings by private parties and regulatory authorities and subject us to legal liability as well as brand and reputational harm. For example, our business, financial condition and results of operations may be adversely affected if content or recommendations that AI solutions or features assist in producing are or are alleged to be deficient, inaccurate, harmful, or biased, or if such content, recommendations, solutions, or features or their development or deployment (including the collection, use, or other processing of data used to train or create such AI solutions or features) are found to have or alleged to have infringed upon or misappropriated third-party intellectual property rights or violated applicable laws, regulations, or other actual or asserted legal or contractual obligations to which we are or may become subject. Our increasing use of AI internally in the development of our products may also subject us to intellectual property risks arising from limits and uncertainty regarding the protectability of certain outputs we create using generative AI tools. If we fail to obtain any required permissions to collect, use, or otherwise process data, including personal information, in relation to AI solutions or features, or if we jeopardize the privacy or security of such information, it could adversely affect our business, results of operations and financial condition. The legal, regulatory, and policy environments around AI are evolving rapidly, and we may become subject to new and evolving legal and other obligations. Our increasing use of AI internally, including in product development, may also present risks of technical errors, service disruptions or other issues related to flawed or inaccurate AI-generated outputs, as well as security vulnerabilities, which would negatively impact our reputation and our business. These and other developments may require us to make significant changes to our use of AI, including by limiting or restricting our use of AI, require us to make significant changes to our policies and practices, and necessitate expenditure of significant time, expense, and other resources. AI also presents emerging ethical issues, and if our use of AI becomes controversial, we may experience brand or reputational harm.
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
The actual or perceived improper sending of text messages, voice calls, or email may subject us to potential risks, including liabilities or claims relating to consumer protection laws and regulatory enforcement, including fines. For example, the TCPA restricts telemarketing and the use of text messages without prior express consent. TCPA violations can result in significant financial penalties, as businesses can incur civil or criminal penalties imposed by the FCC, FTC, state attorneys general or other state actors or through private litigation. Regulatory enforcement is often public, which would result in reputational harm.
Class action suits are the most common method for private enforcement. This has resulted in civil claims against our company and requests for information through third-party subpoenas. The scope and interpretation of the laws that are or may be applicable to the delivery of text messages, voice calls, or email are continuously evolving and developing. If we do not comply with these laws or regulations or if we become liable under these laws or regulations due to the failure of our customers to comply with these laws, we could face direct liability.
Moreover, certain customers and others have in the past, and despite our prevention efforts, may in the future, use our platform to transmit unwanted, offensive or illegal communications, spam, social engineering scams, and website links to harmful applications, reproduce and distribute copyrighted material or the trademarks of others without permission, and report inaccurate or fraudulent data or information. These actions violate our policies. Our efforts to defeat spamming attacks, illegal robocalls and other fraudulent activity will not prevent all such activity. Such activity could damage our reputation and the effectiveness of our platform, and we could face claims for damages, regulatory enforcement, copyright or trademark infringement, defamation, negligence, or fraud. Furthermore, enacting more stringent controls on use of our platform to combat such activity could increase friction for our legitimate customers and decrease their use of our platform.

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
Many of the foregoing activities are increasingly being facilitated or enhanced by AI and other evolving technologies. AI agents operating through our platform have the potential to facilitate communications and fraudulent schemes with a scale, speed and sophistication that may evade existing fraud and compliance controls or evolve faster than controls can evolve to match, violate carrier policies, or breach applicable law.
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
The current legislative and regulatory landscape regarding the regulation of the internet is subject to uncertainty. For example, in January 2025, the U.S. Court of Appeals for the Sixth Circuit struck down the FCC’s net neutrality rules, and the current federal regulatory environment makes the adoption of similar rules unlikely in the near term. Without federal net neutrality rules, we cannot predict whether internet access service providers may be able to limit our users’ ability to access our platform or make our platform a less attractive alternative to our competitors’ applications. Moreover, several states have enacted or are considering state-level legislation or executive action that would implement certain net neutrality protections. State broadband regulations have been upheld by courts in certain jurisdictions, creating the potential for a patchwork of disparate regulatory regimes and operational challenges.
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

In addition, the use of the internet as a business tool could be adversely affected due to delays in the development or adoption of new standards and protocols to handle increased demands of internet activity, security, reliability, cost, ease-of-use, accessibility and quality of service. The performance of the internet and its acceptance as a business tool has been adversely affected by cyberattacks, malicious software, and other security threats. If the use of the internet is reduced as a result of these or other issues, then demand for our products could decline, which could adversely affect our business, results of operations and financial condition.
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
As of March 31, 2026, we had $1.0 billion of indebtedness outstanding (excluding intercompany indebtedness). Our indebtedness may:
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
We rely on assumptions and estimates to calculate certain of our business metrics that we disclose in SEC filings, press releases and other materials, including Dollar-Based Net Expansion Rate. Our metrics are not based on any standardized industry methodology and are not necessarily calculated in the same manner or comparable to similarly titled measures presented by other companies. Similarly, our metrics may differ from estimates published by third parties or from similarly titled metrics of our competitors due to differences in methodology. The numbers that we use to calculate our metrics are based on internal data and may be compiled from multiple systems, including systems that are organically developed or acquired through business combinations. While these numbers are based on what we believe to be reasonable judgments and estimates for the applicable period of measurement, there are inherent challenges in measuring our business or components of our business. We regularly review our processes for calculating these metrics, and from time to time we may make adjustments to improve their accuracy or relevance. Further, as our business develops, we may revise or cease reporting metrics if we determine that such metrics are no longer appropriate measures of our performance. For example, beginning in the first quarter of 2026, we discontinued disclosure of Active Customer Accounts as a key metric. If investors or analysts do not perceive our metrics to be accurate representations of our business, or if they disagree with our methodologies, or if we discover material inaccuracies in our metrics, our reputation, business, results of operations, and financial condition would be harmed.
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
A change in accounting standards or practices may have a significant effect on our results of operations and may even affect our reporting of transactions completed before the change is effective. New accounting pronouncements and varying interpretations of accounting pronouncements have occurred and may occur in the future. Changes to existing rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business. Adoption of accounting standards and any difficulties in implementation of changes in accounting principles, including the ability to modify our accounting systems, could cause us to fail to meet our financial reporting obligations, which result in regulatory discipline and harm investors' confidence in us.

Events or changes in circumstances may require us to record impairment charges related to our intangible assets, goodwill or investments.
We review our intangible assets, goodwill and equity method investment for impairment in accordance with applicable accounting requirements. As of March 31, 2026, we carried a net $5.4 billion of goodwill and intangible assets and $275.1 million related to our equity method investment. An adverse change in market conditions or significant changes in accounting conclusions, particularly if such changes have the effect of changing one of our critical assumptions or estimates, have in the past resulted, and could in the future result, in a change to the estimation of fair value resulting in an impairment charge to the underlying asset. Our results of operations may be adversely affected as a result of any such charges. For example, during the year ended December 31, 2025, we recorded an impairment of our equity method investment totaling approximately $80.6 million, as described in additional detail in Note 12 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2025.
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
Historically, we have not billed or collected indirect taxes in certain jurisdictions and, in accordance with GAAP, we have recorded a provision for our tax exposure in these jurisdictions when it is both probable that a liability has been incurred and the amount of the exposure can be reasonably estimated. We reserved $42.8 million on our March 31, 2026 balance sheet for these tax payments. These estimates include several key assumptions, including, but not limited to, the taxability of our products, the jurisdictions in which we believe we have nexus or a permanent establishment, and the sourcing of revenues to those jurisdictions. In the event these jurisdictions challenge our assumptions and analysis, our actual exposure could differ materially from our current estimates and reserves. If the actual payments we make to any jurisdiction exceed the accrual in our balance sheet, our results of operations would be harmed. In addition, some customers may question the incremental tax charges and seek to negotiate lower pricing from us, which could adversely affect our business, results of operations and financial condition.
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
We are subject to taxes in both the United States and numerous international jurisdictions. Significant judgment is required in determining our worldwide provision for taxes. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. Our effective tax rates may fluctuate significantly on a quarterly basis because of a variety of factors, including changes in the mix of earnings and losses in countries with differing statutory tax rates, changes in our business or structure, or the expiration of or disputes about certain tax agreements in a particular country. We are subject to audit by various tax authorities. For example, the Internal Revenue Service is conducting an examination of our U.S. federal income tax return for the year ending December 31, 2023. The outcome of this examination, which is still in its preliminary stages, is uncertain. In accordance with GAAP, we recognize income tax benefits, net of required valuation allowances and accrual for uncertain tax positions. Although we believe our tax estimates are reasonable, the final determination of this examination, other tax audits and any related litigation could be materially different than that which is reflected in our historical income tax provisions and accruals. Should additional taxes be assessed as a result of an audit or litigation, an adverse effect on our results of operations, financial condition and cash flows in the period or periods for which that determination is made could result.
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
In January 2025, our board of directors authorized the repurchase of up to $2.0 billion of our common stock from time to time through a share repurchase program. As of March 31, 2026, we had repurchased $1.1 billion of outstanding shares of our common stock under this program, such that approximately $892.0 million remained available for purchase as of such date. Under our share repurchase program, we may make repurchases of stock through a variety of methods, including open market purchases, privately negotiated purchases, entering into one or more confirmations or other contractual arrangements with a financial institution counterparty to effectuate one or more accelerated stock repurchase contracts, forward purchase contracts or similar derivative instruments, Dutch auction tender offers, or through a combination of any of the foregoing, in accordance with applicable federal securities laws. Our share repurchase program terminates at 11:59 pm Pacific Time on December 31, 2027, does not obligate us to repurchase any specific number of shares, and may be suspended at any time at our discretion and without prior notice. The timing and amount of any repurchases, if any, will be subject to liquidity, stock price, market and economic conditions, compliance with applicable legal requirements such as Delaware surplus and solvency tests and other relevant factors. Any failure to repurchase stock after we have announced our intention to do so may negatively impact our reputation and investor confidence in us and may negatively impact our stock price.
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
During the three months ended March 31, 2026, we issued 22,102 shares of our Class A common stock to an independent donor advised fund to further our Twilio.org philanthropic goals. The shares were “restricted securities” for purposes of Rule 144 under the Securities Act, and had an aggregate fair market value on the date of donation of $2.4 million. The foregoing transaction did not involve any underwriters, any underwriting discounts or commissions, or any public offering. We believe the offer, sale and issuance of the above shares were exempt from registration under the Securities Act by virtue of Section 4(a)(2) of the Securities Act because the issuance of the shares did not involve a public offering.
Issuer Purchases of Equity Securities
The following table summarizes the share repurchase activity for the three months ended March 31, 2026:

	Total Number of Shares Purchased(1)	Average Price Paid Per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
	(In thousands)		(In thousands)	(In millions)
January 1 - 31, 2026	608	$128.56	608	$1,067
February 1 - 28, 2026	814	$113.04	814	$975
March 1 - 31, 2026	666	$124.97	666	$892
	2,088		2,088
_____________________________
(1) In January 2025, our board of directors authorized a new program to repurchase up to $2.0 billion in aggregate value of our Class A common stock, which expires on December 31, 2027. Repurchases under this program can be made through open market transactions, privately negotiated transactions and other means in compliance with applicable federal securities laws, including through Rule 10b5-1 plans. We have discretion in determining the conditions under which shares may be repurchased from time to time. Refer to Note 11 — Stockholders' Equity in Part I, Item 1, of this Quarterly Report on Form 10-Q for additional information related to share repurchases.

(2) Average price paid per share includes costs associated with the repurchases.
Item 5. Other Information

Securities Trading Plans of Directors and Executive Officers

During the three months ended March 31, 2026, the following “Rule 10b5-1 trading arrangements” (as defined in Item 408 of Regulation S-K) were adopted or terminated by our directors and officers, each of which was intended to satisfy the affirmative defense in Rule 10b5-1(c):

On February 18, 2026, Khozema Shipchandler, our Chief Executive Officer and a member of our board of directors, adopted a Rule 10b5-1 trading plan providing for (i) the sale of shares of our common stock issuable upon the vesting and settlement of 104,754 RSUs outstanding prior to the adoption of the plan, in addition to certain shares Mr. Shipchandler acquires upon the vesting and settlement of any RSUs that may be granted after the adoption of the plan, in each case, net of shares sold in mandatory transactions to cover withholding taxes, plus (ii) the sale of up to 245,716 shares at target (or 491,432 shares at maximum, representing the maximum number of shares issuable under the PSUs) of our common stock upon the vesting of performance stock units (“PSUs”), which are expected to vest and settle in February 2027, the precise number of shares to vest and settle to be determined based on the Company’s achievement against certain performance conditions, net of shares sold in mandatory transactions to cover withholding taxes, plus (iii) the exercise and sale of up to an aggregate of 108,007 shares of common stock subject to vested stock options. The number of shares listed above for Mr. Shipchandler includes shares subject to limit orders that may or may not execute. Trading will not commence under Mr. Shipchandler’s new Rule 10b5-1 trading plan until his previous Rule 10b5-1 trading plan terminates by its terms. The duration of the new plan is until April 9, 2027 or earlier if all transactions under the plan have been completed.

No other officers, as defined in Rule 16a-1(f), or directors adopted and/or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Regulation S-K Item 408, during the last fiscal quarter.

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

TWILIO INC.

May 1, 2026	/s/ KHOZEMA Z. SHIPCHANDLER
Khozema Z. Shipchandler Director and Chief Executive Officer (Principal Executive Officer)

May 1, 2026	/s/ AIDAN VIGGIANO
Aidan Viggiano Chief Financial Officer (Principal Accounting and Financial Officer)