Form 10-Q
period 2026-06-30
TWILIO INC
filed 2026-08-07
CIK 1447669

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________
FORM 10-Q
_____________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026

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

As of July 24, 2026, 153,575,220 shares of the registrant’s Class A common stock were outstanding.
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

TWILIO INC.
Quarterly Report on Form 10-Q
For the Three Months Ended June 30, 2026

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
TWILIO INC.
Condensed Consolidated Balance Sheets
(Unaudited)

	As of June 30,	As of December 31,
	2026	2025
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$823,261	$682,335
Short-term marketable securities	1,833,069	1,788,007
Accounts receivable, net	760,074	636,736
Prepaid expenses and other current assets	330,011	469,650
Total current assets	3,746,415	3,576,728
Property and equipment, net	186,628	176,963
Operating right-of-use assets	30,462	39,031
Equity method investment	250,525	301,642
Intangible assets, net	114,064	142,065
Goodwill	5,292,457	5,291,787
Other long-term assets	188,674	222,648
Deferred tax asset	1,029,402	20,026
Total assets	$10,838,627	$9,770,890
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$70,551	$85,089
Accrued expenses and other current liabilities	557,698	608,119
Deferred revenue and customer deposits	153,004	158,677
Operating lease liability, current	29,433	35,123
Total current liabilities	810,686	887,008
Operating lease liability, noncurrent	42,924	54,162
Long-term debt, net	993,162	992,287
Other long-term liabilities	14,047	15,887
Total liabilities	1,860,819	1,949,344
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock	—	—
Class A common stock	154	152
Additional paid-in capital	16,488,013	16,148,190
Accumulated other comprehensive (loss) income	(5,270)	15,668
Accumulated deficit	(7,505,089)	(8,342,464)
Total stockholders’ equity	8,977,808	7,821,546
Total liabilities and stockholders’ equity	$10,838,627	$9,770,890
See accompanying notes to condensed consolidated financial statements.

TWILIO INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
	(In thousands, except share and per share amounts)
Revenue	$1,499,089	$1,228,425	$2,905,996	$2,400,888
Cost of revenue	773,223	625,685	1,495,886	1,216,581
Gross profit	725,866	602,740	1,410,110	1,184,307
Operating expenses:
Research and development	273,317	243,495	535,483	497,790
Sales and marketing	216,802	220,724	428,668	432,837
General and administrative	118,430	101,532	220,976	193,609
Impairment loss on prepaid assets	32,771	—	32,771	—
Total operating expenses	641,320	565,751	1,217,898	1,124,236
Income from operations	84,546	36,989	192,212	60,071
Other (expenses) income, net:
Share of losses from equity method investment	(24,346)	(25,222)	(51,569)	(44,693)
Other income, net	15,326	21,825	37,115	44,798
Total other (expenses) income, net	(9,020)	(3,397)	(14,454)	105
Income before benefit from (provision for) income taxes	75,526	33,592	177,758	60,176
Benefit from (provision for) income taxes	991,683	(11,169)	979,590	(17,736)
Net income attributable to common stockholders	$1,067,209	$22,423	$1,157,348	$42,440
Net income per share attributable to common stockholders:
Basic	$6.99	$0.15	$7.59	$0.28
Diluted	$6.68	$0.14	$7.29	$0.26
Weighted-average shares used to compute net income per share attributable to common stockholders:
Basic	152,785,292	153,228,766	152,582,316	153,273,594
Diluted	159,708,166	159,691,758	158,711,170	160,729,638
See accompanying notes to condensed consolidated financial statements.

TWILIO INC.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
	(In thousands)
Net income	$1,067,209	$22,423	$1,157,348	$42,440
Other comprehensive (loss) income:
Unrealized (loss) gain on marketable securities, net of tax	(1,122)	(1,116)	(11,191)	3,942
Net change in market value of effective foreign currency forward exchange contracts, net of tax	391	15,821	(10,199)	24,207
Share of other comprehensive (loss) income from equity method investment, net of tax	(222)	(347)	452	(2,132)
Total other comprehensive (loss) income	(953)	14,358	(20,938)	26,017
Comprehensive income attributable to common stockholders	$1,066,256	$36,781	$1,136,410	$68,457
See accompanying notes to condensed consolidated financial statements.

TWILIO INC.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)

Three Months Ended June 30, 2026

	Common Stock Class A		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
	(In thousands, except share amounts)
Balance as of March 31, 2026	152,105,999	$152	$16,294,528	$(4,317)	$(8,506,279)	$7,784,084
Net income	—	—	—	—	1,067,209	1,067,209
Exercises of vested stock options	96,023	—	9,011	—	—	9,011
Vesting of restricted stock units	1,616,234	2	(2)	—	—	—
Value of equity awards withheld for tax liability	(3)	—	(1)	—	—	(1)
Shares issued under ESPP	227,243	—	23,221	—	—	23,221
Shares of Class A common stock issued and donated to charity	22,102	—	4,356	—	—	4,356
Release of income tax valuation allowance related to previously settled capped call	—	—	8,675	—	—	8,675
Unrealized loss on marketable securities	—	—	—	(1,122)	—	(1,122)
Repurchases of shares of Class A common stock including related costs	(495,726)	—	—	—	(66,019)	(66,019)
Net change in market value of effective foreign currency forward exchange contracts	—	—	—	391	—	391
Share of other comprehensive loss from equity method investment	—	—	—	(222)	—	(222)
Stock-based compensation	—	—	148,225	—	—	148,225
Balance as of June 30, 2026	153,571,872	$154	$16,488,013	$(5,270)	$(7,505,089)	$8,977,808
See accompanying notes to condensed consolidated financial statements.

TWILIO INC.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)

Six Months Ended June 30, 2026

	Common Stock Class A		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
	(In thousands, except share amounts)
Balance as of December 31, 2025	152,411,346	$152	$16,148,190	$15,668	$(8,342,464)	$7,821,546
Net income	—	—	—	—	1,157,348	1,157,348
Exercises of vested stock options	133,192	—	9,570	—	—	9,570
Vesting of restricted stock units	3,340,269	4	(4)	—	—	—
Value of equity awards withheld for tax liability	(358)	—	(43)	—	—	(43)
Shares issued under ESPP	227,243	—	23,221	—	—	23,221
Shares of Class A common stock issued and donated to charity	44,204	—	6,801	—	—	6,801
Release of tax valuation allowance related to previously settled capped call	—	—	8,675	—	—	8,675
Unrealized loss on marketable securities	—	—	—	(11,191)	—	(11,191)
Repurchases of shares of Class A common stock including related costs	(2,584,024)	(2)	—	—	(319,973)	(319,975)
Net change in market value of effective foreign currency forward exchange contracts	—	—	—	(10,199)	—	(10,199)
Share of other comprehensive income from equity method investment	—	—	—	452	—	452
Stock-based compensation	—	—	291,603	—	—	291,603
Balance as of June 30, 2026	153,571,872	$154	$16,488,013	$(5,270)	$(7,505,089)	$8,977,808
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

TWILIO INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:	(In thousands)
Net income	$1,157,348	$42,440
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	63,688	99,403
Non-cash reduction to the right-of-use asset	9,484	10,516
Net amortization of investment premium and discount	(4,093)	(8,182)
Stock-based compensation	278,423	288,524
Amortization of deferred commissions	33,556	38,387
Provision for doubtful accounts	10,763	3,686
Value of shares of Class A common stock issued and donated to charity	6,801	5,013
Share of losses from equity method investment	51,569	44,693
Tax benefit related to release of valuation allowance	(944,097)	—
Impairment loss on prepaid assets	32,771	—
Other adjustments	4,367	3,487
Changes in operating assets and liabilities:
Accounts receivable	(133,652)	(3,112)
Prepaid expenses and other current assets	101,533	84,662
Deferred tax asset	(49,412)	(1,732)
Other long-term assets	(551)	(49,688)
Accounts payable	(14,462)	(24,323)
Accrued expenses and other current liabilities	(52,851)	(40,086)
Deferred revenue and customer deposits	(5,674)	(7,671)
Operating lease liabilities	(17,768)	(18,693)
Other long-term liabilities	(2,152)	802
Net cash provided by operating activities	525,591	468,126
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions, net of cash acquired and payments related to prior period acquisitions	(685)	—
Purchases of marketable securities and other investments	(491,492)	(408,836)
Proceeds from sales and maturities of marketable securities and other investments	438,342	818,034
Capitalized software development costs	(33,383)	(24,152)
Purchases of long-lived assets	(7,218)	(2,167)
Net cash (used in) provided by investing activities	(94,436)	382,879
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on finance leases	(128)	(4,228)
Value of equity awards withheld for tax liabilities	(43)	(138)
Repurchases of shares of Class A common stock and related costs	(323,048)	(323,249)
Proceeds from exercises of stock options and shares of Class A common stock issued under ESPP	32,791	25,907
Net cash used in financing activities	(290,428)	(301,708)
NET INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	140,727	549,297
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—Beginning of period	682,534	431,437
CASH, CASH EQUIVALENTS AND RESTRICTED CASH —End of period	$823,261	$980,734
Cash paid for income taxes, net	$23,519	$13,088
Cash paid for interest	$18,762	$18,813

RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH TO THE CONDENSED CONSOLIDATED BALANCE SHEETS
Cash and cash equivalents	$823,261	$969,229
Restricted cash in other long-term assets	—	11,505
Total cash, cash equivalents and restricted cash	$823,261	$980,734

See accompanying notes to condensed consolidated financial statements.

TWILIO INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. Organization and Description of Business
Twilio Inc. (the “Company”) was incorporated in the state of Delaware on March 13, 2008. Twilio provides the infrastructure for customer engagement in the AI era. By combining global communications, memory, and AI orchestration with identity, governance, and observability, the Company enables businesses to deliver continuous, contextual, personal, and secure conversations across every channel and participant — human or AI.
The Company’s headquarters are located in San Francisco, California, and the Company has subsidiaries across North America, South America, Europe, Asia and Australia.
2. Summary of Significant Accounting Policies
(a)Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K filed with the SEC on February 24, 2026 (“Annual Report”). Certain prior year amounts in the unaudited condensed consolidated financial statements have been reclassified to conform to current year presentation.
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
(c)Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates are used for, but not limited to, revenue allowances and sales credit reserves; recoverability of long-lived and intangible assets; capitalization and useful life of the Company’s capitalized internal-use software development costs; fair values of acquired intangible assets, goodwill and equity method investments; valuation allowances against deferred tax assets; accruals and contingencies. Estimates are based on historical experience and on various assumptions that the Company believes are reasonable under current circumstances. However, future events are subject to change and best estimates and judgments may require further adjustments, therefore, actual results could differ materially from those estimates. Management periodically evaluates such estimates and they are adjusted prospectively based upon such periodic evaluation.
(d)Remaining Performance Obligations
Revenue allocated to remaining performance obligations for contracts with durations of more than one year was $138.2 million as of June 30, 2026, of which 70% is expected to be recognized over the next 12 months and 96% is expected to be recognized over the next 24 months.

(e)Deferred Revenue and Customer Deposits
As of June 30, 2026, and December 31, 2025, the Company recorded $153.0 million and $158.7 million as its deferred revenue and customer deposits, respectively, that are included in deferred revenue and customer deposits in the accompanying unaudited condensed consolidated balance sheets. During the three months ended June 30, 2026 and 2025, the Company recognized $36.2 million and $35.0 million of revenue, respectively, that was included in the deferred revenue and customer deposits balances as of the end of the previous year. During the six months ended June 30, 2026 and 2025, the Company recognized $113.0 million and $105.1 million of revenue, respectively, that was included in the deferred revenue and customer deposits balances as of the end of the previous year.
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
The Company sells its services to a wide variety of customers. If the financial condition or results of operations of any significant customer deteriorates substantially, operating results could be adversely affected. To reduce credit risk, management performs credit evaluations of the financial condition of significant customers and periodic re-evaluations, as needed, of existing customers. The Company does not require collateral from its credit customers and maintains reserves for estimated credit losses on customer accounts when considered necessary. Actual credit losses may differ from the Company’s estimates. As of June 30, 2026, and December 31, 2025, the allowance for doubtful accounts was $27.1 million and $21.5 million, respectively, and is recorded in accounts receivable, net, in the accompanying unaudited condensed consolidated balance sheets.
In the three and six months ended June 30, 2026 and 2025, no customer organization accounted for more than 10% of the Company’s total revenue.
As of June 30, 2026, and December 31, 2025, no customer organization represented more than 10% of the Company’s gross accounts receivable.
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
3. Fair Value Measurements
Financial Assets
The following tables provide the financial assets measured at fair value on a recurring basis:

	Amortized Cost or Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses Less Than 12 Months	Fair Value Hierarchy as of June 30, 2026			Aggregate Fair Value
				Level 1	Level 2	Level 3
Financial Assets:	(In thousands)
Cash and cash equivalents:
Money market funds	$571,680	$—	$—	$571,680	$—	$—	$571,680
Commercial paper	21,579	—	—	—	21,579	—	21,579
U.S. Treasury bills	3,000	—	—	3,000	—	—	3,000
Total included in cash and cash equivalents	596,259	—	—	574,680	21,579	—	596,259
Marketable securities:
Debt securities:
U.S. Treasury securities	190,136	135	(710)	189,561	—	—	189,561
Corporate debt securities and commercial paper	1,638,200	1,683	(5,605)	—	1,634,278	—	1,634,278
Total debt securities	1,828,336	1,818	(6,315)	189,561	1,634,278	—	1,823,839
Equity securities	9,230	—	—	9,230	—	—	9,230
Total marketable securities	1,837,566	1,818	(6,315)	198,791	1,634,278	—	1,833,069
Total financial assets	$2,433,825	$1,818	$(6,315)	$773,471	$1,655,857	$—	$2,429,328

	Amortized Cost or Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses Less Than 12 Months	Gross Unrealized Losses More Than 12 Months	Fair Value Hierarchy as of December 31, 2025			Aggregate Fair Value
					Level 1	Level 2	Level 3
Financial Assets:	(In thousands)
Cash and cash equivalents:
Money market funds	$454,505	$—	$—	$—	$454,505	$—	$—	$454,505
Commercial paper	37,517	—	—	—		37,517		37,517
Total included in cash and cash equivalents	492,022	—	—	—	454,505	37,517	—	492,022
Marketable securities:
Debt securities:
U.S. Treasury securities	249,396	1,190	(9)	—	250,577	—	—	250,577
Corporate debt securities and commercial paper	1,523,935	9,360	(84)	(1)	—	1,533,210	—	1,533,210
Total debt securities	1,773,331	10,550	(93)	(1)	250,577	1,533,210	—	1,783,787
Equity securities	4,220	—	—	—	4,220	—	—	4,220
Total marketable securities	1,777,551	10,550	(93)	(1)	254,797	1,533,210	—	1,788,007
Total financial assets	$2,269,573	$10,550	$(93)	$(1)	$709,302	$1,570,727	$—	$2,280,029
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
Interest earned on debt securities was $17.8 million and $35.3 million in the three and six months ended June 30, 2026, respectively, and $17.9 million and $36.8 million in the three and six months ended June 30, 2025, respectively. The interest is recorded as other income, net, in the accompanying unaudited condensed consolidated statements of operations.

The following table summarizes the contractual maturities of debt securities:

	As of June 30,		As of December 31,
	2026		2025
	Amortized Cost	Aggregate Fair Value	Amortized Cost	Aggregate Fair Value
Financial Assets:	(In thousands)
Less than one year	$737,062	$738,146	$588,022	$590,997
One to three years	1,091,274	1,085,693	1,185,309	1,192,790
Total	$1,828,336	$1,823,839	$1,773,331	$1,783,787
Strategic Investments
As of June 30, 2026, and December 31, 2025, the Company held strategic investments with a carrying value of $24.2 million and $24.5 million, respectively, recorded as other long-term assets in the accompanying unaudited condensed consolidated balance sheets. There were no significant impairments or adjustments recorded in the three and six months ended June 30, 2026 and 2025 related to these securities.
Financial Liabilities
The Company’s financial liabilities that are measured at fair value on a recurring basis consist of foreign currency derivative liabilities and are classified as Level 2 financial instruments in the fair value hierarchy. As of June 30, 2026, and December 31, 2025, the aggregate fair value of these liabilities and the associated unrealized losses were not significant.
The Company’s financial liabilities that are not measured at fair value on a recurring basis are its Senior Notes due 2029 (“2029 Notes”) and its Senior Notes due 2031 (“2031 Notes”). As of June 30, 2026, the fair values of the 2029 Notes and 2031 Notes were $487.6 million and $477.1 million, respectively. As of December 31, 2025, the fair values of the 2029 Notes and 2031 Notes were $489.7 million and $483.9 million, respectively.
4. Property and Equipment
Property and equipment consist of the following:

	As of June 30,	As of December 31,
	2026	2025
	(In thousands)
Capitalized internal-use software developments costs	$464,892	$421,795
Data center equipment	19,639	27,843
Leasehold improvements	62,186	62,143
Office equipment	47,902	46,709
Furniture and fixtures	9,965	10,399
Software	15,431	14,927
Total property and equipment	620,015	583,816
Less: accumulated depreciation and amortization	(433,387)	(406,853)
Total property and equipment, net	$186,628	$176,963
Depreciation and amortization expense was $17.7 million and $22.3 million in the three months ended June 30, 2026 and 2025, respectively, and $34.6 million and $44.1 million in the six months ended June 30, 2026 and 2025, respectively.
The Company capitalized $22.8 million and $17.6 million in internal‑use software development costs in the three months ended June 30, 2026 and 2025, respectively, and $46.1 million and $33.9 million in the six months ended June 30, 2026 and 2025, respectively.

5. Derivatives and Hedging
As of June 30, 2026, the Company’s outstanding foreign currency forward contracts designated as cash flow hedges had a total sell notional value of $330.6 million. The notional value represents the amount that will be sold upon maturity of the forward contract. As of June 30, 2026, these contracts had maturities of up to seventeen months. Gains and losses associated with these foreign currency forward contracts were not significant.
The Company is subject to master netting agreements with certain counterparties of the foreign exchange contracts, under which it is permitted to net settle transactions of the same currency with a single net amount payable by one party to the other. It is the Company’s policy to present the derivatives at gross in its unaudited condensed consolidated balance sheets. The Company’s foreign currency forward contracts are not subject to any credit contingent features or collateral requirements. The Company manages its exposure to counterparty risk by entering into contracts with a diversified group of major financial institutions and by actively monitoring its outstanding positions. As of June 30, 2026, the Company did not have any offsetting arrangements.
6. Goodwill and Intangible Assets
Goodwill
The goodwill balance as of June 30, 2026 and December 31, 2025, and the changes during the period, were as follows:

Total
(In thousands)
Balance as of December 31, 2025	$5,291,787
Measurement period adjustment and other	670
Balance as of June 30, 2026	$5,292,457
Intangible assets
Intangible assets consist of the following:

	As of June 30, 2026
	Cost	Accumulated Amortization	Net
Amortizable intangible assets:	(In thousands)
Developed technology	$398,205	$(370,302)	$27,903
Customer relationships	350,283	(272,686)	77,597
Supplier relationships	49,756	(48,983)	773
Trade names	25,968	(25,968)	—
Patent	3,968	(1,392)	2,576
Total amortizable intangible assets	828,180	(719,331)	108,849
Non-amortizable intangible assets:
Telecommunication licenses	4,920	—	4,920
Trademarks and other	295	—	295
Total	$833,395	$(719,331)	$114,064

	As of December 31, 2025
	Cost	Accumulated Amortization	Net
Amortizable intangible assets:	(In thousands)
Developed technology	$398,205	$(359,450)	$38,755
Customer relationships	350,283	(260,216)	90,067
Supplier relationships	49,756	(44,443)	5,313
Trade names	25,968	(25,928)	40
Patent	3,968	(1,293)	2,675
Total amortizable intangible assets	828,180	(691,330)	136,850
Non-amortizable intangible assets:
Telecommunication licenses	4,920	—	4,920
Trademarks and other	295	—	295
Total	$833,395	$(691,330)	$142,065
Amortization expense was $11.3 million and $27.1 million for the three months ended June 30, 2026 and 2025, respectively, and $28.0 million and $54.2 million for the six months ended June 30, 2026 and 2025, respectively.
Total estimated future amortization expense is as follows:

As of June 30, 2026
Year Ended December 31,	(In thousands)
2026 (remaining six months)	$16,614
2027	27,796
2028	21,520
2029	17,353
2030	16,614
Thereafter	8,952
Total	$108,849
7. Balance Sheet Components
Prepaid expenses and other current assets consist of the following:

	As of June 30,	As of December 31,
	2026	2025
	(In thousands)
Prepaid expenses(1)	$223,615	$307,263
Other current assets	106,396	162,387
Total prepaid expenses and other current assets	$330,011	$469,650
____________________________________
(1) In the three months ended June 30, 2026, the Company recorded a $32.8 million impairment loss on prepaid assets, which contributed to a decrease in prepaid expenses from December 31, 2025. The impairment loss was due to the Company’s determination that it would be unable to consume certain network services that were prepaid in previous periods due to operational and financial challenges experienced by two network service providers.

Accrued expenses and other current liabilities consist of the following:

	As of June 30,	As of December 31,
	2026	2025
	(In thousands)
Accrued payroll and related liabilities	$87,912	$95,795
Company-wide bonus program liability	76,184	136,221
Accrued sales bonus and commissions	14,742	21,922
Accrued cost of revenue	254,004	226,878
Sales and other taxes payable	57,053	58,259
ESPP contributions	5,376	6,925
Accrued other expense	62,427	62,119
Total accrued expenses and other current liabilities	$557,698	$608,119
8. Long-Term Debt
Long-term debt, net, consists of the following:

	As of June 30,	As of December 31,
	2026	2025
	(In thousands)
2029 Senior Notes
Principal	$500,000	$500,000
Unamortized discount	(2,329)	(2,733)
Unamortized issuance costs	(524)	(615)
Net carrying amount	497,147	496,652
2031 Senior Notes
Principal	500,000	500,000
Unamortized discount	(3,253)	(3,563)
Unamortized issuance costs	(732)	(802)
Net carrying amount	496,015	495,635
Total long-term debt, net	$993,162	$992,287
As of June 30, 2026, the Company was in compliance with all of its covenants under the related indentures.
9. Revenue by Geographic Area
Revenue by geographic area is based on the IP address or the mailing address of the customer at the time of registration. The following table sets forth revenue by geographic area:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue by geographic area:	(In thousands)
United States	$961,352	$786,974	$1,860,246	$1,536,414
International	537,737	441,451	1,045,750	864,474
Total	$1,499,089	$1,228,425	$2,905,996	$2,400,888

Percentage of revenue by geographic area:
United States	64%	64%	64%	64%
International	36%	36%	36%	36%

10. Commitments and Contingencies

(a)Lease and Other Commitments
The Company leases its facilities under various non-cancelable operating lease agreements. In the three and six months ended June 30, 2026, the Company did not enter into any significant new lease agreements.
The Company has non-cancelable contractual commitments with its cloud infrastructure provider, network service providers and other vendors. The Company had $1.5 billion of non-cancelable purchase commitments as of June 30, 2026 with remaining terms up to five years.
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
As of June 30, 2026, and December 31, 2025, no amounts were accrued related to any outstanding indemnification agreements.
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

As of June 30, 2026, the liabilities accrued for non-income-based taxes were $23.1 million for domestic jurisdictions and $22.1 million for jurisdictions outside of the United States. As of December 31, 2025, these liabilities were $21.1 million and $21.8 million, respectively.
11. Stockholders' Equity
Preferred Stock
As of June 30, 2026 and December 31, 2025, the Company had authorized 100,000,000 shares of preferred stock, par value $0.001 per share, of which no shares were issued and outstanding.
Common Stock
As of June 30, 2026 and December 31, 2025, the Company had authorized 1,000,000,000 shares of Class A common stock, par value $0.001 per share. As of June 30, 2026 and December 31, 2025, 153,571,872 and 152,411,346 shares of Class A common stock, respectively, were issued and outstanding.
The Company had reserved shares of common stock for issuance as follows:

	As of June 30,	As of December 31,
	2026	2025
Stock options issued and outstanding	767,453	902,120
Unvested restricted stock units issued and outstanding	12,168,065	13,663,977
Shares of Class A common stock reserved for Twilio.org	221,021	265,225
Stock-based awards available for grant under 2016 equity plan	10,529,415	28,543,969
Shares of Class A common stock reserved for issuance pursuant to ESPP(1)	12,133,808	10,836,938
Total	35,819,762	54,212,229
____________________________________
(1) The amount as of June 30, 2026 reflects the number of shares of Class A common stock reserved for issuance pursuant to the ESPP governing the current offering period as of that date. See Note 12 for further details.

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

In the three months ended June 30, 2026 and 2025, the Company repurchased 0.5 million and 1.8 million shares of its Class A common stock, respectively, for an aggregate purchase price of $66.0 million and $176.7 million, respectively. In the six months ended June 30, 2026 and 2025, the Company repurchased 2.6 million and 3.0 million shares of its Class A common stock, respectively, for an aggregate purchase price of $319.4 million and $306.9 million, respectively. As of June 30, 2026, approximately $826.0 million of the amount authorized in January 2025 for share repurchases remained available for future repurchases.
12. Stock-Based Compensation
Stock Option and Incentive Plan
The Company’s 2016 Stock Option and Incentive Plan (the “Prior Equity Plan”) that originally became effective on June 21, 2016, and was scheduled to expire in June 2026, was amended on June 16, 2026 (the “Amendment Date”), pursuant to the Company’s stockholders’ approval. The amended 2016 Stock Option and Incentive Plan (the “Amended Equity Plan”) superseded the Prior Equity Plan and will expire on June 16, 2036. As of its effective date, the Amended Equity Plan reduced the number of shares reserved for issuance under the plan to a maximum of 10,500,000 shares of the Company’s Class A common stock, which will be increased by the amount of any shares subject to awards granted under the Amended Equity Plan (or the Prior Equity Plan prior to the Amendment Date) that are forfeited, canceled, reacquired by the Company prior to vesting or otherwise terminated. The Amended Equity Plan does not provide for automatic annual increases of available shares in the plan.
The types of awards permitted for granting under the Amended Equity Plan remain unchanged and include stock options, restricted stock units (“RSUs”), restricted stock awards, stock appreciation rights, unrestricted stock awards, performance share awards, dividend equivalent rights and cash-based awards by the Company to be granted to its employees, directors and consultants.
Certain of the Company’s outstanding equity awards were granted under equity incentive plans that are no longer active but continue to govern the outstanding equity awards granted thereunder.
Employee Stock Purchase Plan
The Company’s 2016 Employee Stock Purchase Plan (the “Prior ESPP”) that originally became effective on June 21, 2016, and was scheduled to expire in June 2026, was amended on June 16, 2026, pursuant to the Company's stockholders’ approval. The amended 2016 Employee Stock Purchase Plan (the “Amended ESPP”) superseded the Prior ESPP and will remain effective until terminated by the Company’s board of directors in its discretion. As of its effective date, the Amended ESPP reduced the number of shares reserved for issuance thereunder to a maximum of 4,000,000 shares of the Company’s Class A common stock. The Amended ESPP does not provide for automatic annual increases of available shares in the plan.
Both the Prior ESPP and the Amended ESPP allow eligible employees to purchase shares of the Company’s Class A common stock at a discount of 15% through payroll deductions of their eligible compensation, and provide for separate six-month offering periods beginning in May and November of each year. The initial offering under the Amended ESPP will begin on November 16, 2026, following the conclusion of the current six-month offering period that commenced in May 2026 under the Prior ESPP. On each purchase date, eligible employees purchase shares of the Company’s Class A common stock at a price per share equal to 85% of the lesser of (i) the fair market value of the Company’s Class A common stock on the offering date or (ii) the fair market value of the Company’s Class A common stock on the purchase date.
Performance-Based Restricted Stock Units
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

As of June 30, 2026, total unrecognized compensation cost related to unvested RSUs, including PSUs, was $1.1 billion, which will be amortized over a weighted-average period of 2.2 years. As of June 30, 2026, total unrecognized compensation cost related to the ESPP was not significant.
Stock-Based Compensation Expense
The Company recorded total stock-based compensation expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In thousands)
Cost of revenue	$3,111	$4,087	$6,485	$8,358
Research and development	74,702	80,590	147,713	158,656
Sales and marketing	32,299	34,413	63,448	65,772
General and administrative	31,800	30,161	60,777	55,738
Total	$141,912	$149,251	$278,423	$288,524
13. Net Income Per Share Attributable to Common Stockholders
The following table sets forth the calculation of basic and diluted net income per share attributable to common stockholders during the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Numerator:
Net income attributable to common stockholders (in thousands)	$1,067,209	$22,423	$1,157,348	$42,440
Denominator:
Weighted-average shares outstanding, basic	152,785,292	153,228,766	152,582,316	153,273,594
Dilutive effect of outstanding common stock equivalents	6,922,874	6,462,992	6,128,854	7,456,044
Weighted-average shares outstanding, diluted	159,708,166	159,691,758	158,711,170	160,729,638
Net income per share attributable to common stockholders:
Basic	$6.99	$0.15	$7.59	$0.28
Diluted	$6.68	$0.14	$7.29	$0.26
The following outstanding shares of common stock equivalents were excluded from the calculation of the diluted net income per share attributable to common stockholders because their effect would have been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Stock options issued and outstanding	132,180	414,972	132,180	145,350
Unvested restricted stock units issued and outstanding(1)	2,286,140	4,458,044	2,286,140	4,261,767
Shares of Class A common stock committed under ESPP	90,584	148,220	90,584	148,220
Total	2,508,904	5,021,236	2,508,904	4,555,337
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

In 2026, the primary difference between the Company’s effective tax rate and federal statutory rate relates to the tax benefit recognized from the U.S. valuation allowance released during the second quarter of 2026. In prior periods, the primary difference between the Company’s effective tax rate and the federal statutory rate related to the valuation allowance the Company established on the federal, state and certain foreign net operating losses and credits.

The benefit for income taxes recorded in the three and six months ended June 30, 2026 consists primarily of the release of the valuation allowance on U.S. deferred tax assets. The benefit for income taxes recorded in the three and six months ended June 30, 2026 was also impacted by federal, state and foreign income taxes and withholding taxes in foreign jurisdictions in which the Company conducts business, primarily driven by the excess benefit on share-based payment awards.

The provision for income taxes recorded in the three and six months ended June 30, 2025 consists primarily of federal, state and foreign income taxes and withholding taxes in foreign jurisdictions in which the Company conducts business.

The Company regularly assesses the need for a valuation allowance on its deferred tax assets. In making that assessment, the Company considers both positive and negative evidence related to the likelihood of realization of the deferred tax assets to determine, based on the weight of all available evidence, whether it is more-likely-than-not that some or all of the deferred tax assets will be realized. The determination of the realizability of deferred tax assets requires significant judgment and relies on management's estimates of future taxable income.

As of June 30, 2026, the Company demonstrated sustained profitability in the U.S. over a cumulative period of three years based on the U.S. pre-tax book income adjusted for permanent book-tax differences, and expects to continue to sustain this profitability position in the U.S. for the annual period ended December 31, 2026. This evidence is objective and verifiable and represents strong positive evidence that carries significant weight.

Based on the Company’s analysis of all available positive and negative evidence, including the objective and verifiable positive evidence as described above, and anticipated future earnings, the Company concluded that it is more likely than not that the majority of its U.S. deferred tax assets are realizable. As a result of this change in estimate, the Company released a significant portion of the valuation allowance on its U.S. deferred tax assets in the current quarter. The majority of this valuation allowance related to the U.S. federal and state net operating losses, tax credit carryforwards, and capitalized R&D expenditures. As the change in estimate occurred during an interim period, the Company included the change in valuation allowance resulting from the current year income in the estimated annual effective tax rate and recorded the release of the valuation allowance as a discrete tax benefit during the period, which resulted in the recognition of deferred tax assets and an income tax benefit during the three and six months ended June 30, 2026 of $944.1 million. An additional $8.7 million of the valuation allowance release was recorded in the statement of shareholders’ equity related to deferred tax assets that arose from a previously settled capped call.

The Company’s judgment regarding the need for a valuation allowance may reasonably change in future reporting periods due to many factors, including changes in expectations of future profitability in the U.S. and changes in tax laws or regulations. The Company will continue to maintain a valuation allowance against deferred tax assets where the Company believes that it is more likely than not that they will not be realized. The remaining valuation allowance as of June 30, 2026 was $519.3 million, maintained against deferred tax assets related to investments, certain state research and development credits and certain foreign deferred tax assets.

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

15. Related Party Transactions
In May 2022, the Company and Syniverse Corporation (“Syniverse”), an equity method investee, entered into a wholesale agreement pursuant to which Syniverse would process, route and deliver application-to-person messages originating and/or terminating between the Company’s customers and mobile network operators. For the three and six months ended June 30, 2026, the value of transactions that occurred between the Company and Syniverse were $13.0 million and $44.0 million, respectively. For the three and six months ended June 30, 2025, the value of the transactions that occurred between the Company and Syniverse were $30.3 million and $69.0 million, respectively. These transactions were recorded as cost of revenue in the accompanying unaudited condensed consolidated statements of operations.

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
In the second quarter of 2026, we determined that we would be unable to consume certain network services that we prepaid in previous periods due to operational and financial challenges experienced by two network service providers. This determination resulted in a $32.8 million impairment loss on prepaid assets that impacted our operating expenses and income from operations for the three and six months ended June 30, 2026. This impairment loss has no impact on our free cash flow and will not impact our results of operations in future periods.
We regularly assess the need for a valuation allowance on our deferred tax assets. As of June 30, 2026, based on our analysis of both positive and negative evidence, including the amount of pre-tax book income in the U.S. in recent periods and our expectation of future profits in the U.S., we concluded that it is more likely than not that the majority of our U.S. deferred tax assets are realizable. As a result, we released a significant portion of our valuation allowance on the net deferred tax assets in the U.S., resulting in the recognition of deferred tax assets and income tax benefit of $944.1 million during the three and six months ended June 30, 2026. For further detail refer to Note 14 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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
The following table summarizes our year-over-year revenue growth and DBNE for the three months ended June 30, 2026 and 2025.

	Three Months Ended
	June 30,
	2026	2025
Total Revenue (in thousands)	$1,499,089	$1,228,425
Total Revenue Growth Rate	22%	13%
Dollar-Based Net Expansion Rate	116%	108%
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
Most of our usage-based customers gain access to our platform through a self-service process, which requires an upfront prepayment via credit card that is drawn down as they use our products. Pricing is generally based on a publicly available, self-serve pricing matrix that generally allows customers to receive tiered discounts as their usage of our products increases. Many of our larger usage-based customers enter into contractual arrangements with us for a period of at least 12 months. These contracts may include negotiated terms and typically include minimum revenue commitments of varying durations. Usage-based customers subject to such contracts are typically invoiced monthly in arrears for products used. In the three months ended June 30, 2026 and 2025, we generated 75% and 74% of our revenue, respectively, from usage-based fees.
Subscription-based fees are earned in accordance with subscription pricing terms. For our subscription-based products, customers generally enter into negotiated contracts, which are typically one to three years in duration. Subscription customers are generally invoiced in advance at the start of the contract term. In the three months ended June 30, 2026 and 2025, we generated 25% and 26% of our revenue, respectively, from non-usage‑based fees.
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
We are focusing our research and development investment in the highest impact product areas for our future. We are investing strategically in alignment with our focus on combining communications, memory, and AI orchestration with identity, governance and observability to enable businesses to deliver continuous, personal and secure conversations.

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
Impairment Loss on Prepaid Assets. Impairment loss on prepaid assets consists of certain losses related to network services we prepaid in prior periods that we will be unable to consume due to operational and financial challenges experienced by two network service providers.
Other (Expenses) Income, Net
Our other (expenses) income, net, consist primarily of our share of losses from our equity method investment, impairment charges and gains and losses related to our strategic investments, realized gains and losses from marketable securities, interest income and expense and debt-related costs.
Benefit from (Provision for) Income Taxes
Our benefit from (provision for) income taxes consists primarily of the tax benefit from the release of a significant portion of our U.S. valuation allowance; and also, federal, state and foreign income taxes and withholding taxes in foreign jurisdictions in which the Company conducts business. From time to time, we may recognize tax benefits arising from various matters, including newly enacted legislations. Benefits from income taxes may fully or partially offset the provision for income taxes within a reporting period.
In 2026, the primary difference between our effective tax rate and federal statutory rate relates to the tax benefit recognized from the U.S. valuation allowance released during the second quarter of 2026. In prior periods, the primary difference between our effective tax rate and the federal statutory rate related to the valuation allowance we established on the federal, state and certain foreign deferred tax assets.

Results of Operations
The following table sets forth our results of operations for the periods presented. The period-to-period comparison of our historical results are not indicative of the results that may be expected in the future.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Condensed Consolidated Statements of Operations Data:	(In thousands, except share and per share amounts)
Revenue	$1,499,089	$1,228,425	$2,905,996	$2,400,888
Cost of revenue (1) (2)	773,223	625,685	1,495,886	1,216,581
Gross profit	725,866	602,740	1,410,110	1,184,307
Operating expenses:
Research and development (1)	273,317	243,495	535,483	497,790
Sales and marketing (1) (2)	216,802	220,724	428,668	432,837
General and administrative (1)	118,430	101,532	220,976	193,609
Impairment loss on prepaid assets	32,771	—	32,771	—
Total operating expenses	641,320	565,751	1,217,898	1,124,236
Income from operations	84,546	36,989	192,212	60,071
Other (expenses) income, net:
Share of losses from equity method investment	(24,346)	(25,222)	(51,569)	(44,693)
Other income, net	15,326	21,825	37,115	44,798
Total other (expenses) income, net	(9,020)	(3,397)	(14,454)	105
Income before benefit from (provision for) income taxes	75,526	33,592	177,758	60,176
Benefit from (provision for) income taxes	991,683	(11,169)	979,590	(17,736)
Net income attributable to common stockholders	$1,067,209	$22,423	$1,157,348	$42,440
Net income per share:
Basic	$6.99	$0.15	$7.59	$0.28
Diluted	$6.68	$0.14	$7.29	$0.26
Weighted-average shares used to compute net income per share:
Basic	152,785,292	153,228,766	152,582,316	153,273,594
Diluted	159,708,166	159,691,758	158,711,170	160,729,638
__________________________________
(1) Includes stock-based compensation expense as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
	(In thousands)
Cost of revenue	$3,111	$4,087	$6,485	$8,358
Research and development	74,702	80,590	147,713	158,656
Sales and marketing	32,299	34,413	63,448	65,772
General and administrative	31,800	30,161	60,777	55,738
Total	$141,912	$149,251	$278,423	$288,524
____________________________________
(2) Includes amortization of acquired intangibles as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
	(In thousands)
Cost of revenue	$6,037	$15,594	$15,393	$31,276
Sales and marketing	5,248	11,411	12,509	22,868
Total	$11,285	$27,005	$27,902	$54,144

The following table sets forth our results of operations for each of the periods presented as a percentage of our total revenue:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Condensed Consolidated Statements of Operations, as a percentage of revenue: **
Revenue	100%	100%	100%	100%
Cost of revenue	52	51	51	51
Gross profit	48	49	49	49
Operating expenses:
Research and development	18	20	18	21
Sales and marketing	14	18	15	18
General and administrative	8	8	8	8
Impairment loss on prepaid assets	2	—	1	—
Total operating expenses	43	46	42	47
Income from operations	6	3	7	3
Other (expenses) income, net
Share of losses from equity method investment	(2)	(2)	(2)	(2)
Other income, net	1	2	1	2
Total other (expenses) income, net	(1)	*	*	*
Income before benefit from (provision for) income taxes	5	3	6	3
Benefit from (provision for) income taxes	66	(1)	34	(1)
Net income attributable to common stockholders	71%	2%	40%	2%
____________________________________
* Less than 0.5% of revenue.
** Columns may not sum due to rounding.
Comparison of the Three Months Ended June 30, 2026 and 2025
Revenue

	Three Months Ended
	June 30,
	2026	2025	Change
	(Dollars in thousands)
Revenue	$1,499,089	$1,228,425	$270,664	22%
In the three months ended June 30, 2026, revenue increased by $270.7 million, or 22%, compared to the same period last year. This increase was primarily attributable to the increased usage of our products by our existing customers, as reflected in our DBNE of 116%, as well as an increase of $75.7 million in revenue derived from customer accounts not captured in our DBNE calculation, which are primarily new customer accounts. The increase also reflects $71.1 million in revenue related to the incremental A2P fees recently introduced by major U.S. carriers.

Cost of Revenue and Gross Profit

	Three Months Ended
	June 30,
	2026	2025	Change
	(Dollars in thousands)
Cost of revenue	$773,223	$625,685	$147,538	24%
Gross profit	$725,866	$602,740	$123,126	20%
In the three months ended June 30, 2026, cost of revenue increased by $147.5 million, or 24%, compared to the same period last year. The increase was primarily attributable to a $138.8 million increase in network service provider costs, net of the impact of hedging instruments, which includes a $71.1 million increase due to the incremental A2P fees recently introduced by major U.S. carriers.
In the three months ended June 30, 2026, gross profit increased by $123.1 million, or 20%, compared to the same period last year. This increase was attributable to the factors impacting our revenue and cost of revenue, as described above.
Operating Expenses

	Three Months Ended
	June 30,
	2026	2025	Change
	(Dollars in thousands)
Research and development	$273,317	$243,495	$29,822	12%
Sales and marketing	216,802	220,724	(3,922)	(2)%
General and administrative	118,430	101,532	16,898	17%
Impairment loss on prepaid assets	32,771	—	32,771	NM
Total operating expenses	$641,320	$565,751	$75,569	13%
_____________________________
NM - Percentage not meaningful
In the three months ended June 30, 2026, research and development expenses increased by $29.8 million, or 12%, compared to the same period last year. The increase was primarily attributable to a $13.8 million increase in hosting fees to support development and staging of our products and a $10.3 million increase in total personnel costs.
In the three months ended June 30, 2026, sales and marketing expenses decreased by $3.9 million, or 2%, compared to the same period last year. Fluctuations in the various sales and marketing expense categories were not significant either individually or in the aggregate.
In the three months ended June 30, 2026, general and administrative expenses increased by $16.9 million, or 17%, compared to the same period last year. The increase was primarily attributable to an $8.0 million increase in the provision for doubtful accounts, a $4.0 million increase in personnel costs, and a $2.1 million increase in professional services fees.
In the three months ended June 30, 2026, impairment loss on prepaid assets increased by $32.8 million compared to the same period last year. The impairment relates to certain prepaid network services that we determined we would be unable to consume due to operational and financial challenges experienced by two network service providers. No such impairment occurred in the prior year period.

Other Expenses, net

	Three Months Ended
	June 30,
	2026	2025	Change
	(Dollars in thousands)
Share of losses from equity method investment	$(24,346)	$(25,222)	$876	3%
Other income, net	15,326	21,825	(6,499)	(30)%
Total other expenses, net	$(9,020)	$(3,397)	$(5,623)	166%
In the three months ended June 30, 2026, other expenses, net, increased by $5.6 million, or 166%, compared to the same period last year. Fluctuations in the various other expense, net, categories were not significant either individually or in the aggregate.
Benefit from (Provision for) Income Taxes

	Three Months Ended
	June 30,
	2026	2025	Change
	(Dollars in thousands)
Benefit from (provision for) income taxes	$991,683	$(11,169)	$1,002,852	NM
_____________________________
NM - Percentage not meaningful
In the three months ended June 30, 2026, benefit from (provision for) income taxes increased by $1.0 billion compared to the same period last year. The increase was primarily attributable to the release of our valuation allowance on certain of our U.S. federal and state deferred tax assets in the three months ended June 30, 2026, which generated a $944.1 million income tax benefit. For further detail refer to Note 14 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Comparison of the Six Months Ended June 30, 2026 and 2025
Revenue

	Six Months Ended
	June 30,
	2026	2025	Change
	(Dollars in thousands)
Revenue	$2,905,996	$2,400,888	$505,108	21%
In the six months ended June 30, 2026, revenue increased by $505.1 million, or 21%, compared to the same period last year. This increase was primarily attributable to the increased usage of our products by our existing customers, as reflected in our DBNE of 115%, as well as an increase of $146.6 million in revenue derived from customer accounts not captured in our DBNE calculation, which are primarily new customer accounts. The increase also reflects $117.1 million in revenue related to the incremental A2P fees recently introduced by major U.S. carriers.
Cost of Revenue and Gross Profit

	Six Months Ended
	June 30,
	2026	2025	Change
	(Dollars in thousands)
Cost of revenue	$1,495,886	$1,216,581	$279,305	23%
Gross profit	$1,410,110	$1,184,307	$225,803	19%
In the six months ended June 30, 2026, cost of revenue increased by $279.3 million, or 23%, compared to the same period last year. This increase was primarily attributable to a $257.0 million increase in network service providers’ costs, net of the impact of hedging instruments, which includes a $117.1 million increase due to the incremental A2P fees recently introduced by major U.S. carriers.
In the six months ended June 30, 2026, gross profit increased by $225.8 million, or 19%, compared to the same period last year. The increase was attributable to the factors impacting our revenue and cost of revenue, as described above.
Operating Expenses

	Six Months Ended
	June 30,
	2026	2025	Change
	(Dollars in thousands)
Research and development	$535,483	$497,790	$37,693	8%
Sales and marketing	428,668	432,837	(4,169)	(1)%
General and administrative	220,976	193,609	27,367	14%
Impairment loss on prepaid assets	32,771	—	32,771	NM
Total operating expenses	$1,217,898	$1,124,236	$93,662	8%
_____________________________
NM - Percentage not meaningful
In the six months ended June 30, 2026, research and development expenses increased by $37.7 million, or 8%, compared to the same period last year. The increase was primarily attributable to a $22.6 million increase in hosting fees to support development and staging of our products and a $12.5 million increase in total personnel costs.
In the six months ended June 30, 2026, sales and marketing expenses decreased by $4.2 million, or 1%, compared to the same period last year. Fluctuations in the various sales and marketing expense categories were not significant either individually or in the aggregate.

In the six months ended June 30, 2026, general and administrative expenses increased by $27.4 million, or 14%, compared to the same period last year. The increase was primarily attributable to an $11.1 million increase in total personnel costs, a $7.1 million increase in the provision for doubtful accounts and a $4.6 million increase in professional services fees.
In the six months ended June 30, 2026, impairment loss on prepaid assets increased by $32.8 million compared to the same period last year. The impairment relates to certain prepaid network services that we determined we would be unable to consume due to operational and financial challenges experienced by two network service providers. No such impairment occurred in the prior year period.
Other (Expenses) Income, net

	Six Months Ended
	June 30,
	2026	2025	Change
	(Dollars in thousands)
Share of losses from equity method investment	$(51,569)	$(44,693)	$(6,876)	15%
Other income, net	37,115	44,798	(7,683)	(17)%
Total other (expenses) income, net	$(14,454)	$105	$(14,559)	NM
_____________________________
NM - Percentage not meaningful
In the six months ended June 30, 2026, other (expenses) income, net, decreased by $14.6 million compared to the same period last year. The decrease is primarily attributable to a $7.7 million decrease in other income, net, primarily driven by unrealized losses from fluctuations in foreign currency exchange rates and a $6.9 million increase in our share of losses from our equity method investment.
Benefit from (Provision for) Income Taxes

	Six Months Ended
	June 30,
	2026	2025	Change
	(Dollars in thousands)
Benefit from (provision for) income taxes	$979,590	$(17,736)	$997,326	NM
_____________________________
NM - Percentage not meaningful
In the six months ended June 30, 2026, benefit from (provision for) income taxes increased by $1.0 billion compared to the same period last year. The increase was primarily attributable to the release of our valuation allowance on certain of our U.S. federal and state deferred tax assets in the six months ended June 30, 2026, which generated a $944.1 million income tax benefit. For further detail refer to Note 14 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
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
Non‑GAAP Gross Profit and Non‑GAAP Gross Margin
For the periods presented, we define non‑GAAP gross profit and non‑GAAP gross margin as GAAP gross profit and GAAP gross margin, respectively, adjusted to exclude, as applicable, certain expenses as presented in the table below:

	Three Months Ended
	June 30,
	2026	2025
Reconciliation:	(In thousands)
GAAP gross profit	$725,866	$602,740
GAAP gross margin	48%	49%
Non-GAAP adjustments:
Stock-based compensation	3,111	4,087
Amortization of acquired intangibles	6,037	15,594
Payroll taxes related to stock-based compensation	696	481
Non-GAAP gross profit	$735,710	$622,902
Non-GAAP gross margin	49%	51%
Non‑GAAP Operating Expenses
For the periods presented, we define non‑GAAP operating expenses (including categories of operating expenses) as GAAP operating expenses (and categories of operating expenses) adjusted to exclude, as applicable, certain expenses as presented in the table below:

	Three Months Ended
	June 30,
	2026	2025
Reconciliation:	(In thousands)
GAAP operating expenses	$641,320	$565,751
Non-GAAP adjustments:
Stock-based compensation	(138,801)	(145,164)
Amortization of acquired intangibles	(5,248)	(11,411)
Acquisition and divestiture related expenses	(32)	—
Payroll taxes related to stock-based compensation	(9,143)	(4,440)
Charitable contributions	(4,356)	(2,237)
Restructuring costs	108	(140)
Impairment loss on prepaid assets	(32,771)	—
Non-GAAP operating expenses	$451,077	$402,359

Non‑GAAP Income from Operations and Non‑GAAP Operating Margin
For the periods presented, we define non‑GAAP income from operations and non‑GAAP operating margin as GAAP income from operations and GAAP operating margin, respectively, adjusted to exclude, as applicable, certain expenses as presented in the table below:

	Three Months Ended
	June 30,
	2026	2025
Reconciliation:	(In thousands)
GAAP income from operations	$84,546	$36,989
GAAP operating margin	6%	3%
Non-GAAP adjustments:
Stock-based compensation	141,912	149,251
Amortization of acquired intangibles	11,285	27,005
Acquisition and divestiture related expenses	32	—
Payroll taxes related to stock-based compensation	9,839	4,921
Charitable contributions	4,356	2,237
Restructuring costs	(108)	140
Impairment loss on prepaid assets	32,771	—
Non-GAAP income from operations	$284,633	$220,543
Non-GAAP operating margin	19%	18%
Free Cash Flow and Free Cash Flow Margin
For the periods presented, we define free cash flow as net cash provided by operating activities less capitalized software development costs and purchases of long-lived assets, and we define free cash flow margin as free cash flow divided by revenue, as presented in the table below:

	Three Months Ended
	June 30,
	2026	2025
Reconciliation:	(In thousands)
Net cash provided by operating activities	$372,385	$277,084
Operating cash flow margin	25%	23%
Non-GAAP adjustments:
Capitalized software development costs	(16,675)	(12,588)
Purchases of long-lived assets	(3,065)	(1,004)
Free cash flow	$352,645	$263,492
Free cash flow margin	24%	21%
Net cash (used in) provided by investing activities	$(53,246)	$402,019
Net cash used in financing activities	$(37,854)	$(175,914)
Liquidity and Capital Resources
As of June 30, 2026, we had cash and cash equivalents of $823.3 million and short-term marketable securities of $1.8 billion. Cash equivalents consist of money market funds, commercial paper and U.S. treasury bills. Short-term marketable securities consist primarily of U.S. treasury securities, high credit quality corporate debt securities and commercial paper. The cash and cash equivalents and short-term marketable securities are held for working capital purposes.
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
In the three and six months ended June 30, 2026, we repurchased $66.0 million in aggregate value, or 0.5 million shares, and $319.4 million in aggregate value, or 2.6 million shares, respectively, of our Class A common stock. As of June 30, 2026, approximately $826.0 million of the amount authorized in January 2025 for share repurchases remained available for future repurchases.
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
Cash Flows
The following table summarizes our cash flows:

	Six Months Ended
	June 30,
	2026	2025
	(In thousands)
Cash provided by operating activities	$525,591	$468,126
Cash (used in) provided by investing activities	(94,436)	382,879
Cash used in financing activities	(290,428)	(301,708)
Net increase in cash, cash equivalents and restricted cash	$140,727	$549,297

Cash Flows from Operating Activities
In the six months ended June 30, 2026, cash provided by operating activities consisted primarily of our net income of $1.2 billion adjusted for non-cash items, including $944.1 million of tax benefit related to release of our U.S. valuation allowance, $278.4 million of stock-based compensation expense, $63.7 million of depreciation and amortization expense, $51.6 million of our share of losses from an equity method investment, $33.6 million of amortization of deferred commissions, $9.5 million of non-cash reduction in our operating right-of-use asset, and $175.0 million of cumulative changes in operating assets and liabilities. With respect to changes in operating assets and liabilities, accounts payable and other current liabilities decreased $67.3 million primarily driven by the payment of the 2025 company-wide bonus in the six months ended June 30, 2026. Operating lease liabilities decreased $17.8 million due to payments made against our operating lease obligations.
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
Cash Flows from Investing Activities
In the six months ended June 30, 2026, cash used in investing activities was $94.4 million, primarily consisting of $53.2 million of purchases of marketable securities and other investments, net of proceeds from sales and maturities of marketable securities and other investments, $33.4 million related to capitalized software development costs, and $7.2 million related to purchases of long-lived assets.
In the six months ended June 30, 2025, cash provided by investing activities was $382.9 million, primarily consisting of $409.2 million of maturities and sales of marketable securities, net of purchases, partially offset by $24.2 million related to capitalized software development costs, and $2.2 million related to purchases of long-lived assets.
Cash Flows from Financing Activities
In the six months ended June 30, 2026, cash used in financing activities was $290.4 million primarily consisting of $323.0 million of cash paid to repurchase 0.5 million shares of our Class A common stock, including related costs, partially offset by $32.8 million in proceeds from exercises of stock options and shares of Class A common stock issued under the Company’s ESPP.
In the six months ended June 30, 2025, cash used in financing activities was $301.7 million primarily consisting of $323.2 million of cash paid to repurchase 3.0 million shares of our Class A common stock, including related costs, partially offset by $25.9 million in proceeds from exercises of stock options and shares of Class A common stock issued under the Company’s ESPP.
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

Income Taxes
We account for income taxes using the asset and liability approach. Deferred tax assets and liabilities are recognized for future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, as well as net operating losses and tax credit carry-forwards. Deferred tax amounts are determined by using the enacted tax rates expected to be in effect when the temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance reduces the deferred tax assets to the amount that is more likely than not to be realized.
We recognize the effect of uncertain income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is more than 50% likely to be realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs.
We regularly assess the need for a valuation allowance on our deferred tax assets. In making that assessment, we consider both positive and negative evidence related to the likelihood of realization of the deferred tax assets to determine, based on the weight of all available evidence, whether it is more-likely-than-not that some or all of our deferred tax assets will be realized. The determination of the realizability of deferred tax assets requires significant judgment and relies on management's estimates of future taxable income.
As of June 30, 2026, we demonstrated sustained profitability in the U.S. over a cumulative period of three years based on the U.S. pre-tax book income adjusted for permanent book-tax differences, and we expect to continue to sustain this profitability position in the U.S. for the annual period ended December 31, 2026. This evidence is objective and verifiable and represents strong positive evidence that carries significant weight.
Based on our analysis of all available positive and negative evidence, including the objective and verifiable positive evidence as described above, and anticipated future earnings, we concluded that it is more likely than not that the majority of our U.S. deferred tax assets are realizable. As a result of this change in estimate, we released a significant portion of the valuation allowance on our U.S. deferred tax assets in the current quarter. For further detail refer to Note 14 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Our judgment regarding the need for a valuation allowance may reasonably change in future reporting periods due to many factors, including changes in expectations of future profitability in the U.S. and changes in tax laws or regulations. We will continue to maintain a valuation allowance against deferred tax assets where we believe that it is more likely than not that they will not be realized.
There have been no other changes to our critical accounting policies and estimates as described in our Annual Report on Form 10-K filed with the SEC on February 24, 2026.
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
Interest Rate Risk
We had cash and cash equivalents of $823.3 million and marketable securities of $1.8 billion as of June 30, 2026. In any given period, cash, cash equivalents and restricted cash may consist of bank deposits, money market funds, reverse repurchase agreements, commercial paper and U.S. Treasury bills. Marketable securities consist primarily of U.S. treasury securities, high credit quality corporate debt securities and commercial paper. The cash and cash equivalents and marketable securities are held for working capital purposes. Such interest‑earning instruments carry a degree of interest rate risk. To date, fluctuations in interest income have not been significant. The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. In March 2021, we issued $1.0 billion aggregate principal amount of our 2029 Notes and 2031 Notes carrying fixed interest rates of 3.625% and 3.875%, respectively. Due to the short‑term nature of our investments and fixed rate nature of our debt, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. A hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
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
Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2026, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

(b)    Changes in Internal Control
There were no changes in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended June 30, 2026, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Risks Related to Cybersecurity, Data Privacy and Intellectual Property
•any breaches of or incidents impacting our networks or systems, or those of our service providers or broader supply chain;
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
•changes in cloud infrastructure, network services and other third-party technology, including the fees charged by their providers and the impact of such fees on our pricing and customers;
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

Our sales and marketing strategies, and their effectiveness, are influenced by numerous factors. We have made, and may in the future make, changes to the organization of our sales force and sales motions in response to changes in company strategy, new market opportunities, new products or features, sales performance or effectiveness, changes in sales headcount, changes to the compensation structure of our sales organization, or other factors. Such changes may not lead to wider adoption of our products or to the cost-effective acquisition of additional customers or increased revenue from existing customers as quickly or to the extent we expect, or at all, and have resulted, and may in the future result, in a reduction of productivity, which could negatively impact our growth rate and results of operations. For example, we are focusing increasingly on solution selling and platform services. We are focused on driving efficiencies in our sales operations, and are continuing to improve and rely increasingly on our self-service capabilities to drive sales to customers that do not require direct account coverage. We are also introducing AI and automation in our self-service platform aimed at improving sales and customer support. In addition, we recently introduced a unified Twilio Console designed in part to streamline and facilitate initial onboarding and multi-product adoption. These efforts may not continue to be as effective as we anticipate in driving adoption or increased usage of our products, or may take longer than we expect to drive growth or increase efficiency. In addition, if the costs of the marketing channels we use increase, then we may choose to use alternative or less expensive channels, which may not be as effective as the channels we currently use.

New products that we develop or markets that we pursue may require increasingly sophisticated and more costly sales efforts and result in longer sales cycles. For example, in recent years, we have expanded efforts to increase the adoption of our products by enterprises. For enterprises, the decision to adopt our products may require the approval of multiple technical and business decision makers, and enterprise customers may require extensive education about our products and significant customer support before they will commit to deploying our products at scale, which may place additional strain on our product and engineering resources. Enterprises may also engage in protracted pricing and contract negotiations, leading to higher costs and longer sales cycles. Enterprise customers may not use our products enough for us to generate revenue that justifies our cost to obtain such customers, or may choose to develop their own solutions that do not include our products. They may also demand reductions in pricing as their usage of our products increases, notwithstanding increased costs incurred by us to provide such products, which could have an adverse impact on our gross margin.

We are focused on serving as a foundational infrastructure layer for the AI era. If our efforts to increase the adoption and usage of our products or sell additional products to existing customers are less effective or more expensive or time-consuming than we expect, including as a result of the rapidly evolving AI landscape, then our business, results of operations and financial condition would be adversely affected.
We may not be able to develop new products or product enhancements that achieve market acceptance, or adapt and respond effectively to rapidly changing technology, regulations, industry standards, or customer needs and preferences.
Our ability to attract new customers and increase revenue from existing customers depends in large part on our ability to enhance and improve our existing products and to introduce compelling new products and enhancements. Our platform and products must reflect and respond to dynamic markets, technology, industry standards, and customer needs and preferences. We allocate significant resources to product development without any guarantee that these investments will result in increased adoption of our products by current and prospective customers. For example, we have committed, and expect to continue to commit, significant resources towards developing new products and enhancements by combining our communications products with contextual data and AI. The success of any enhancements or new products depends on several factors, including timely completion, adequate quality testing, actual performance quality, market-accepted pricing levels, customer value and the ability to provide rapid time-to-value for our customers, and the emergence of competing products and services that may be delivered at lower prices, more efficiently, conveniently or securely, or render our products obsolete. For example, if user authentication practices evolve to reduce or eliminate the use of one-time passwords, our revenue could be adversely affected. Enhancements and new products that we develop may not be introduced in a timely or cost-effective manner, may contain errors or defects, may require reworking features and capabilities, may have interoperability difficulties with our platform or other products or may not achieve the broad market acceptance necessary to generate significant revenue or increase our gross profits. Furthermore, our ability to increase the usage of our products depends, in part, on the development of new use cases for our products, which is at times driven by our developer community and may be outside of our control.
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
The providers of third-party products with which our products are integrated may modify the features, functionality, pricing, and other terms and conditions with respect to such products in a manner adverse to us and to our customers. If we are unable to maintain the integrations between our products and such third-party products, our ability to meet the needs and expectations of our customers could be adversely affected, which could adversely affect our business. Our platform must integrate with and leverage a variety of infrastructure, network, hardware, mobile and software platforms and technologies, including AI model providers, and we need to continuously modify and enhance our products and platform to adapt to new integrations and changes and innovation in integrated technologies which may present significant complexity, obstacles or other adverse impacts on our products or our business. For example, in 2025 we launched a new channel using Rich Communication Services (“RCS”) and we are working on a channel for Apple Messages for Business. We are also focused on the interoperability of our products across the data ecosystem. Third-party platforms may also implement changes to their policies or practices regarding privacy or other matters that may adversely impact us or our customers. In addition, our network service providers, mobile device operating system providers or inbox service providers may adopt new filtering technologies in an effort to combat spam or robocalling. For example, Apple, Google, Yahoo and other mobile device operating system providers or inbox service providers have developed, and may in the future develop, new applications or functions intended to filter spam and unwanted phone calls, messages or emails. Such technologies may inadvertently filter desired messages or calls to or from our customers. If mobile device operating system providers, inbox service providers or network service providers, our customers or their end users adopt new software platforms or infrastructure, we may be required to develop new versions of our products to work with those new platforms or infrastructure. This development effort may require significant resources, which would adversely affect our business, results of operations and financial condition. Any failure of our products and platform to operate effectively with evolving or new platforms and technologies could reduce the demand for our products. If we are unable to respond to these changes in a cost-effective manner, our products may become less marketable and less competitive or obsolete, and our business, results of operations and financial condition could be adversely affected.
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
We achieved net income of $33.8 million in the year ended December 31, 2025. However, we incurred net losses in each preceding year since our inception. Our past performance for any quarterly or annual period should not be relied upon as an indication of our performance for any future period. If we are unable to generate and sustain increased revenue levels and manage our operating expenses, we may not achieve and sustain profitability and, even if we do, we may not be able to increase our level of profitability or achieve our stated profitability goals. As we implement additional initiatives to increase revenue, our operating expenses may continue to rise over the long term, potentially including, among other things: investments in our engineering team; improvements in security and data protection; the development of new products, features and functionality and enhancements to our platform, including computing costs associated with AI; sales and marketing; expansion of our operations and infrastructure, both domestically and internationally; and general administration, including legal, accounting and other expenses related to being a public company. Our efforts to grow our business may be more costly than we expect, and if our revenue growth does not meet estimates, we may not be able to offset our associated operating expenses, which could prevent us from sustaining profitability, or maintaining or increasing cash flow. We may incur significant losses in the future for a number of reasons, including the other risks described herein, and unforeseen expenses, difficulties, complications and delays and other unknown events. If we are unable to sustain profitability, or if we incur significant losses, the value of our business and common stock may significantly decrease.
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

The fees we pay to these providers also subject us to risks. We are exposed to significant fluctuations in applicable fees paid to network service providers, intermediaries, and internet service providers. These fees are outside of our control and we are not able to predict the magnitude or timing of changes to such fees. Additional or increased fees charged by such providers have resulted, and could in the future result, in increases to our costs and other impacts on our financial results. For example, recent increases to A2P messaging fees charged by major U.S. mobile carriers create a headwind on our margins, and such fees may increase further over time. In some markets, fees charged by our network service providers change daily or weekly. We may not be able to change our customer pricing as rapidly, and absorbing these costs could adversely affect our business and results of operations. Further, even when we do pass fee increases through to customers, it typically increases revenue and cost of revenue such that while gross profit dollars are not impacted, it has a negative impact on gross margins. While historically we have responded to many fee increases through negotiating efforts, absorbing increased costs or passing fees through to customers, we may be unable to respond in these ways in the future without a material negative impact to customer demand and our business, results of operations and financial condition. Our ability to respond to fee increases may also be constrained by equivalent increases by other providers in a particular market, fees that are disproportionately large compared to underlying prices paid by our customers, or market or other conditions limiting our ability to increase the prices we charge for our products.

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

We face risks associated with optimally pricing our products, particularly given the dynamic nature of our usage-based pricing. The fees that we pay to network service providers can vary, in some markets daily or weekly, differ across countries, and are affected by volume and other factors that may be outside of our control and which are difficult to predict. As a result, we may incur increased costs that we may be unable or unwilling to pass through to our customers. If we do pass increased fees through to our customers, it could adversely affect customer relationships and demand or cause customers to seek lower-cost alternatives.

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
In the six months ended June 30, 2026 and the years ended December 31, 2025 and 2024, we derived 36%, 36% and 35% of our revenue from customer accounts located outside the United States, respectively. The future success of our business will depend, in part, on our ability to strategically maintain and expand our customer base worldwide. Operating in international markets requires significant resources and management attention and subjects us to regulatory, economic and political risks in addition to those we face in the United States.
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
Risks Related to Cybersecurity, Data Privacy and Intellectual Property
Breaches of or other incidents impacting our networks or systems, or those of our service providers and broader supply chain, could degrade our ability to conduct our business, compromise the integrity of our products, platform and data, result in significant loss or unavailability of data and the theft of our intellectual property, damage our reputation, expose us to liability to third parties and require us to incur significant additional costs to maintain the security of our networks and data.

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

We have been targeted by threat actors seeking unauthorized access to our systems or data, or that of our customers or service providers, or to disrupt our operations or ability to provide our services. Our service providers and broader supply chain have also been targeted, and incidents involving such other parties can also result in unauthorized access or disruptions to our or our customers’ systems or data. Our platform and our underlying infrastructure, the information we store and process, and those of others in our supply chain, are subject to evolving threats and have in the past and may in the future be subject to breaches, compromises, disruptions, or other incidents, including as a result of the following:
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

Cyberattacks and other malicious activity continue to become more sophisticated, targeted and inexpensive to conduct, and to increase in frequency and magnitude, particularly through the use of AI. These include ransomware and cyber extortion attacks, which can lead to significant interruptions in our operations, loss of data and income, reputational harm, and diversion of funds. Extortion payments may reduce the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments, such as due to applicable laws or regulations prohibiting such payments. Geopolitical tensions and events may further heighten risks we and our service providers face from breaches and other incidents.

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

Additionally, as a provider of interconnected VoIP services, we must also comply with certain U.S. federal privacy laws and regulations, including Section 222 of the Communications Act of 1934, as amended, and the FCC’s customer proprietary network information rules. We are also subject to state rules and obligations that have been proposed or adopted, or may be in the future. We are also subject to other rapidly changing technology- and industry-specific laws, regulations and obligations. For example, we expect increased global regulation in the use of AI and ML such as the recent AI Act in Europe, which imposes onerous obligations related to the development, placement on the market and use of AI systems. Various countries and a growing number of U.S. states are also enacting legislation regulating aspects of AI or AI generally. We may need to change our business practices to comply with obligations under these or other new and evolving regimes, and face significant compliance challenges, liability, or other risks.

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
The deployment of agentic AI — systems that autonomously execute multi-step tasks — introduces risks that are distinct from those of traditional AI features resulting from unintended or unauthorized actions that disrupt our internal operations and service delivery or create unknown or unexpected compliance risks. These risks may be difficult to monitor or prevent given the autonomous nature of such systems.
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
Our ability to mitigate the risks associated with AI will depend on our effective maintenance, training, monitoring and enforcement of appropriate policies, procedures and controls governing the use of AI tools, the results of any such use by us and our partners, and compliance with such policies and procedures by our workforce. Any unauthorized use or misuse of AI by our employees undermines our ability to protect against the AI-related risks described above.

Risks Related to Legal and Regulatory Matters
Certain of our products are subject to telecommunications-related regulations, and future legislative or regulatory actions could adversely affect our business, results of operations and financial condition.

As a provider of communications products and a licensed telecommunications provider, we are required to comply with many changing federal, state and international regulations, including relating to privacy, security, telecommunications, consumer protection, fraud and scam prevention, Know Your Customer, Know Your Upstream Provider, Know Your Traffic and other requirements and obligations, which often vary across the numerous jurisdictions in which we operate. Compliance with these requirements involves significant management attention and compliance costs, and can present operational challenges, onboarding delays and friction for our customers, require us to raise prices, restructure or discontinue our products, or limit our ability to expand into certain jurisdictions. If we do not comply with such requirements, we could face enforcement actions, significant fines, remedial directions to implement audits or new processes, loss of licenses, restrictions or prohibitions on our ability to operate or offer certain of our products, eroded customer trust, and damage to our brand and reputation, and other consequences. Any of the foregoing could adversely affect our business, results of operations and financial condition.

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

We are also subject to varying international licensing obligations and communications regulations, including related to reporting requirements, provision of emergency services and of information to support emergency services, number portability, combatting scam and fraud, payment into universal service funds, and licensing fees, among others. As we expand into new countries, our potential regulatory and licensing obligations, and related scrutiny, increase. The international landscape continues to evolve, and in many cases involves significant uncertainties related to how our business model fits into the communications regulatory framework. There is significant variation in requirements across international jurisdictions, including as to whether some or all of the services we offer are considered regulated telecommunications services. In addition, certain of our products may be used by customers located in countries where voice and other forms of Internet Protocol (“IP”) communications may be illegal or require special licensing or in countries on a U.S. embargo list, and users in such countries may continue to use our products in those countries notwithstanding the illegality or embargo, or a local partner that we use to provide services may not comply with applicable governmental regulations, subjecting us to potential penalties or governmental actions that may be costly, harm our business and damage our brand and reputation.

Both in the United States and internationally, these requirements continue to change rapidly, increase in volume and complexity and involve heightened risks of enforcement and liability. For example, new federal, state, or international requirements could impose more or different robocall or robotext mitigation measures, limit the customers we are able to serve, extend telecommunications regulations to our non-interconnected VoIP services or messaging or other products, subject us to additional registration, reporting or resiliency compliance obligations, or subject us to other fees, taxes or obligations. The volume and changing nature of these requirements increases the associated compliance costs, operational challenges, customer friction, possibility of enforcement actions and other associated risks, and new or changed requirements, or interpretations or judicial actions related to them, may also adversely affect our business, results of operations and financial condition.
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
The Federal Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003 (the “CAN-SPAM Act”) establishes certain requirements for commercial and transactional email messages and specifies penalties for the transmission of email messages that are intended to deceive the recipient as to source or content. Among other things, the CAN-SPAM Act obligates the sender of commercial emails to provide recipients with the ability to “opt-out” of receiving future commercial emails from the sender. In addition, some states have passed laws regulating commercial email practices that are significantly more restrictive and difficult to comply with than the CAN-SPAM Act. For example, certain states prohibit the sending of email messages that advertise products or services that minors are prohibited by law from purchasing or that contain content harmful to minors to email addresses listed on specified registries. Some portions of these state laws may not be preempted by the CAN-SPAM Act. In addition, certain non-U.S. jurisdictions in which we operate have enacted laws regulating the sending of email that are more restrictive than U.S. laws. For example, some foreign laws prohibit sending broad categories of email unless the recipient has provided the sender advance consent (or “opted-in”) to receipt of such email. If we were found to be in violation of the CAN-SPAM Act, applicable state laws governing email not preempted by the CAN-SPAM Act or foreign laws regulating the distribution of email, whether as a result of violations by our customers or our own acts or omissions, we could be required to pay large penalties, which would adversely affect our financial condition, significantly harm our business, injure our reputation and erode customer trust. The terms of any injunctions, judgments, consent decrees or settlement agreements entered into in connection with enforcement actions or investigations against our company in connection with any of the foregoing laws may also require us to change one or more aspects of the way we operate our business, which could impair our ability to attract and retain customers or could increase our operating costs.

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
In addition, the use of the internet as a business tool could be adversely affected by delays in the development or adoption of new standards and protocols to handle increased demands of internet activity, security, reliability, cost, ease-of-use, accessibility and quality of service. The performance of the internet and its acceptance as a business tool has been adversely affected by cyberattacks, malicious software, and other security threats. If the use of the internet is reduced as a result of these or other issues, then demand for our products could decline, which could adversely affect our business, results of operations and financial condition.
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
As of June 30, 2026, we had $1.0 billion of indebtedness outstanding (excluding intercompany indebtedness). Our indebtedness may:
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
We review our intangible assets, goodwill and equity method investment for impairment in accordance with applicable accounting requirements. As of June 30, 2026, we carried a net $5.4 billion of goodwill and intangible assets and $250.5 million related to our equity method investment. An adverse change in market conditions or significant changes in accounting conclusions, particularly if such changes have the effect of changing one of our critical assumptions or estimates, have in the past resulted, and could in the future result, in a change to the estimation of fair value resulting in an impairment charge to the underlying asset. Our results of operations may be adversely affected as a result of any such charges. For example, during the year ended December 31, 2025, we recorded an impairment of our equity method investment totaling approximately $80.6 million, as described in additional detail in Note 12 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2025.
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
Historically, we have not billed or collected indirect taxes in certain jurisdictions and, in accordance with GAAP, we have recorded a provision for our tax exposure in these jurisdictions when it is both probable that a liability has been incurred and the amount of the exposure can be reasonably estimated. We reserved $45.2 million on our June 30, 2026 balance sheet for these tax payments. These estimates include several key assumptions, including, but not limited to, the taxability of our products, the jurisdictions in which we believe we have nexus or a permanent establishment, and the sourcing of revenues to those jurisdictions. In the event these jurisdictions challenge our assumptions and analysis, our actual exposure could differ materially from our current estimates and reserves. If the actual payments we make to any jurisdiction exceed the accrual in our balance sheet, our results of operations would be harmed. In addition, some customers may question the incremental tax charges and seek to negotiate lower pricing from us, which could adversely affect our business, results of operations and financial condition.
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
Changes in tax laws, including 2025 U.S. federal tax legislation commonly referred to as the One Big Beautiful Bill Act (the “OBBB Act”), or tax rulings, or changes in interpretations of existing laws, could cause us to be subject to additional taxes, which in turn could materially affect our financial position and results of operations. The OBBB Act could potentially increase our effective tax rate as we continue to expand our international operations in the coming years. Additionally, new, changed, modified, or newly interpreted or applied tax laws could increase our customers’ and our compliance, operating and other costs, as well as the costs of our products.
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
In January 2025, our board of directors authorized the repurchase of up to $2.0 billion of our common stock from time to time through a share repurchase program. As of June 30, 2026, we had repurchased $1.2 billion of outstanding shares of our common stock under this program, such that approximately $826.0 million remained available for purchase as of such date. Under our share repurchase program, we may make repurchases of stock through a variety of methods, including open market purchases, privately negotiated purchases, entering into one or more confirmations or other contractual arrangements with a financial institution counterparty to effectuate one or more accelerated stock repurchase contracts, forward purchase contracts or similar derivative instruments, Dutch auction tender offers, or through a combination of any of the foregoing, in accordance with applicable federal securities laws. Our share repurchase program terminates at 11:59 pm Pacific Time on December 31, 2027, does not obligate us to repurchase any specific number of shares, and may be suspended at any time at our discretion and without prior notice. The timing and amount of any repurchases, if any, will be subject to liquidity, stock price, market and economic conditions, compliance with applicable legal requirements such as Delaware surplus and solvency tests and other relevant factors. Any failure to repurchase stock after we have announced our intention to do so may negatively impact our reputation and investor confidence in us and may negatively impact our stock price.

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
During the three months ended June 30, 2026, we issued 22,102 shares of our Class A common stock to an independent donor advised fund to further our Twilio.org philanthropic goals. The shares were “restricted securities” for purposes of Rule 144 under the Securities Act, and had an aggregate fair market value on the date of donation of $4.4 million. The foregoing transaction did not involve any underwriters, any underwriting discounts or commissions, or any public offering. We believe the offer, sale and issuance of the above shares were exempt from registration under the Securities Act by virtue of Section 4(a)(2) of the Securities Act because the issuance of the shares did not involve a public offering.
Issuer Purchases of Equity Securities
The following table summarizes the share repurchase activity for the three months ended June 30, 2026:

	Total Number of Shares Purchased(1)	Average Price Paid Per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
	(In thousands)		(In thousands)	(In millions)
April 1 - 30, 2026	496	$133.18	496	$826
May 1 - 31, 2026	—	$—	—	$826
June 1 - 30, 2026	—	$—	—	$826
	496		496
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
Item 5. Other Information

Securities Trading Plans of Directors and Executive Officers

During the three months ended June 30, 2026, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (each as defined in Item 408 of Regulation S-K).

Item 6.     Exhibits
The documents listed in the Exhibit Index of this Quarterly Report on Form 10-Q are incorporated by reference or are filed with this Quarterly Report on Form 10-Q, in each case as indicated therein.

EXHIBIT INDEX
Exhibit Number		Incorporated by Reference
	Description	Form	File No.	Exhibit	Filing Date
10.1+	Twilio Inc. Amended and Restated 2016 Stock Option and Incentive Plan, and forms of agreement thereunder	8-K		10.1	June 17, 2026

10.2+	Twilio Inc. Amended and Restated 2016 Employee Stock Purchase Plan	8-K		10.2	June 17, 2026

10.3+	Twilio Inc. Amended and Restated Non-Employee Directors’ Deferred Compensation Program				Filed herewith

31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				Filed herewith

31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				Filed herewith

32.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				Furnished herewith

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document				Filed herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document				Filed herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				Filed herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document				Filed herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				Filed herewith

104	Cover Page with Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)
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

TWILIO INC.

August 7, 2026	/s/ KHOZEMA Z. SHIPCHANDLER
Khozema Z. Shipchandler Director and Chief Executive Officer (Principal Executive Officer)

August 7, 2026	/s/ AIDAN VIGGIANO
Aidan Viggiano Chief Financial Officer (Principal Accounting and Financial Officer)