Form 10-Q
period 2026-09-30
TWILIO INC
filed 2026-10-30
CIK 1447669

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________
FORM 10-Q
_____________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026

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

As of October 16, 2026, 154,734,032 shares of the registrant’s Class A common stock were outstanding.
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

TWILIO INC.
Quarterly Report on Form 10-Q
For the Three Months Ended September 30, 2026

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
TWILIO INC.
Condensed Consolidated Balance Sheets
(Unaudited)

	As of September 30,	As of December 31,
	2026	2025
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$1,061,531	$682,335
Short-term marketable securities	1,829,940	1,788,007
Accounts receivable, net	755,015	636,736
Prepaid expenses and other current assets	338,971	469,650
Total current assets	3,985,457	3,576,728
Property and equipment, net	183,870	176,963
Operating right-of-use assets	25,740	39,031
Equity method investment	225,180	301,642
Intangible assets, net	105,301	142,065
Goodwill	5,291,893	5,291,787
Other long-term assets	230,008	222,648
Deferred tax asset	1,059,490	20,026
Total assets	$11,106,939	$9,770,890
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$61,624	$85,089
Accrued expenses and other current liabilities	646,245	608,119
Deferred revenue and customer deposits	157,046	158,677
Operating lease liability, current	26,583	35,123
Total current liabilities	891,498	887,008
Operating lease liability, noncurrent	36,811	54,162
Long-term debt, net	993,606	992,287
Other long-term liabilities	14,431	15,887
Total liabilities	1,936,346	1,949,344
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock	—	—
Class A common stock	155	152
Additional paid-in capital	16,657,626	16,148,190
Accumulated other comprehensive (loss) income	(16,520)	15,668
Accumulated deficit	(7,470,668)	(8,342,464)
Total stockholders’ equity	9,170,593	7,821,546
Total liabilities and stockholders’ equity	$11,106,939	$9,770,890
See accompanying notes to condensed consolidated financial statements.

TWILIO INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
	(In thousands, except share and per share amounts)
Revenue	$1,559,536	$1,300,402	$4,465,532	$3,701,290
Cost of revenue	799,006	668,325	2,294,892	1,884,906
Gross profit	760,530	632,077	2,170,640	1,816,384
Operating expenses:
Research and development	280,367	262,311	815,850	760,101
Sales and marketing	216,646	220,627	645,314	653,464
General and administrative	114,887	108,191	335,863	301,800
Impairment loss on prepaid assets	—	—	32,771	—
Total operating expenses	611,900	591,129	1,829,798	1,715,365
Income from operations	148,630	40,948	340,842	101,019
Other expenses, net:
Share of losses from equity method investment	(25,489)	(27,506)	(77,058)	(72,199)
Other income, net	15,988	19,242	53,103	64,040
Total other expenses, net	(9,501)	(8,264)	(23,955)	(8,159)
Income before benefit from (provision for) income taxes	139,129	32,684	316,887	92,860
Benefit from (provision for) income taxes	22,028	4,564	1,001,618	(13,172)
Net income attributable to common stockholders	$161,157	$37,248	$1,318,505	$79,688
Net income per share attributable to common stockholders:
Basic	$1.04	$0.24	$8.61	$0.52
Diluted	$1.00	$0.23	$8.25	$0.50
Weighted-average shares used to compute net income per share attributable to common stockholders:
Basic	154,378,183	153,119,639	153,187,084	153,211,538
Diluted	161,746,027	159,209,951	159,728,935	160,212,338
See accompanying notes to condensed consolidated financial statements.

TWILIO INC.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
	(In thousands)
Net income	$161,157	$37,248	$1,318,505	$79,688
Other comprehensive (loss) income:
Unrealized (loss) gain on marketable securities, net of tax	(10,973)	1,999	(22,164)	5,941
Net change in market value of effective foreign currency forward exchange contracts, net of tax	(420)	(5,634)	(10,619)	18,573
Share of other comprehensive income (loss) from equity method investment, net of tax	143	1,525	595	(607)
Total other comprehensive (loss) income	(11,250)	(2,110)	(32,188)	23,907
Comprehensive income attributable to common stockholders	$149,907	$35,138	$1,286,317	$103,595
See accompanying notes to condensed consolidated financial statements.

TWILIO INC.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)

Three Months Ended September 30, 2026

	Common Stock Class A		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
	(In thousands, except share amounts)
Balance as of June 30, 2026	153,571,872	$154	$16,488,013	$(5,270)	$(7,505,089)	$8,977,808
Net income	—	—	—	—	161,157	161,157
Exercises of vested stock options	71,699	—	4,502	—	—	4,502
Vesting of restricted stock units	1,620,673	2	(2)	—	—	—
Value of equity awards withheld for tax liability	(85)	—	(19)	—	—	(19)
Shares of Class A common stock issued and donated to charity	22,102	—	5,527	—	—	5,527
Unrealized loss on marketable securities	—	—	—	(10,973)	—	(10,973)
Repurchases of shares of Class A common stock including related costs	(536,576)	(1)	—	—	(126,736)	(126,737)
Net change in market value of effective foreign currency forward exchange contracts	—	—	—	(420)	—	(420)
Share of other comprehensive income from equity method investment	—	—	—	143	—	143
Stock-based compensation	—	—	159,605	—	—	159,605
Balance as of September 30, 2026	154,749,685	$155	$16,657,626	$(16,520)	$(7,470,668)	$9,170,593
See accompanying notes to condensed consolidated financial statements.

TWILIO INC.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)

Nine Months Ended September 30, 2026

	Common Stock Class A		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
	(In thousands, except share amounts)
Balance as of December 31, 2025	152,411,346	$152	$16,148,190	$15,668	$(8,342,464)	$7,821,546
Net income	—	—	—	—	1,318,505	1,318,505
Exercises of vested stock options	204,891	—	14,072	—	—	14,072
Vesting of restricted stock units	4,960,942	6	(6)	—	—	—
Value of equity awards withheld for tax liability	(443)	—	(62)	—	—	(62)
Shares issued under ESPP	227,243	—	23,221	—	—	23,221
Shares of Class A common stock issued and donated to charity	66,306	—	12,328	—	—	12,328
Release of income tax valuation allowance related to previously settled capped call	—	—	8,675	—	—	8,675
Unrealized loss on marketable securities	—	—	—	(22,164)	—	(22,164)
Repurchases of shares of Class A common stock including related costs	(3,120,600)	(3)	—	—	(446,709)	(446,712)
Net change in market value of effective foreign currency forward exchange contracts	—	—	—	(10,619)	—	(10,619)
Share of other comprehensive income from equity method investment	—	—	—	595	—	595
Stock-based compensation	—	—	451,208	—	—	451,208
Balance as of September 30, 2026	154,749,685	$155	$16,657,626	$(16,520)	$(7,470,668)	$9,170,593
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

TWILIO INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:	(In thousands)
Net income	$1,318,505	$79,688
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	91,414	147,901
Non-cash reduction to the right-of-use asset	14,206	16,634
Net amortization of investment premium and discount	(5,908)	(11,473)
Stock-based compensation	432,339	446,693
Amortization of deferred commissions	48,910	56,895
Provision for doubtful accounts	15,101	6,361
Value of shares of Class A common stock issued and donated to charity	12,328	7,118
Share of losses from equity method investment	77,058	72,199
Impairment of capitalized internal‑use software development costs	13,957	6,642
Tax benefit related to release of valuation allowance	(937,077)	—
Impairment loss on prepaid assets	32,771	—
Other adjustments	1,924	204
Changes in operating assets and liabilities:
Accounts receivable	(133,381)	(30,942)
Prepaid expenses and other current assets	93,142	77,596
Deferred tax asset	(82,243)	(1,667)
Other long-term assets	(57,462)	(62,592)
Accounts payable	(24,720)	(59,798)
Accrued expenses and other current liabilities	33,929	3,939
Deferred revenue and customer deposits	(1,631)	3,484
Operating lease liabilities	(26,730)	(26,868)
Other long-term liabilities	(1,677)	(325)
Net cash provided by operating activities	914,755	731,689
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions, net of cash acquired and payments related to prior period acquisitions	(685)	—
Purchases of marketable securities and other investments	(751,923)	(780,234)
Proceeds from sales and maturities of marketable securities and other investments	688,244	1,043,977
Capitalized software development costs	(47,968)	(37,964)
Purchases of long-lived assets	(12,168)	(4,402)
Net cash (used in) provided by investing activities	(124,500)	221,377
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on finance leases	(193)	(5,255)
Value of equity awards withheld for tax liabilities	(62)	(213)
Repurchases of shares of Class A common stock and related costs	(448,296)	(670,472)
Proceeds from exercises of stock options and shares of Class A common stock issued under ESPP	37,293	26,280
Net cash used in financing activities	(411,258)	(649,660)
NET INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	378,997	303,406
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—Beginning of period	682,534	431,437
CASH, CASH EQUIVALENTS AND RESTRICTED CASH —End of period	$1,061,531	$734,843
Cash paid for income taxes, net	$25,741	$15,947
Cash paid for interest	$37,516	$37,571

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
(d)Remaining Performance Obligations
Revenue allocated to remaining performance obligations for contracts with durations of more than one year was $120.9 million as of September 30, 2026, of which 74% is expected to be recognized over the next 12 months and 97% is expected to be recognized over the next 24 months.

(e)Deferred Revenue and Customer Deposits
As of September 30, 2026, and December 31, 2025, the Company recorded $157.0 million and $158.7 million as its deferred revenue and customer deposits, respectively, that are included in deferred revenue and customer deposits in the accompanying unaudited condensed consolidated balance sheets. During the three months ended September 30, 2026 and 2025, the Company recognized $20.3 million and $20.6 million of revenue, respectively, that was included in the deferred revenue and customer deposits balances as of the end of the previous year. During the nine months ended September 30, 2026 and 2025, the Company recognized $133.3 million and $125.8 million of revenue, respectively, that was included in the deferred revenue and customer deposits balances as of the end of the previous year.
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
The Company sells its services to a wide variety of customers. If the financial condition or results of operations of any significant customer deteriorates substantially, operating results could be adversely affected. To reduce credit risk, management performs credit evaluations of the financial condition of significant customers and periodic re-evaluations, as needed, of existing customers. The Company does not require collateral from its credit customers and maintains reserves for estimated credit losses on customer accounts when considered necessary. Actual credit losses may differ from the Company’s estimates. As of September 30, 2026, and December 31, 2025, the allowance for doubtful accounts was $25.6 million and $21.5 million, respectively, and is recorded in accounts receivable, net, in the accompanying unaudited condensed consolidated balance sheets.
In the three and nine months ended September 30, 2026 and 2025, no customer organization accounted for more than 10% of the Company’s total revenue.
As of September 30, 2026, and December 31, 2025, no customer organization represented more than 10% of the Company’s gross accounts receivable.
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
(h)Recently Issued Accounting Guidance, Not yet Adopted
In September 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2025-06, “Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software,” which modernizes the accounting for internal-use software by replacing the previous stage-based model and aligning the capitalization process with current development practices, especially agile and iterative methods. ASU 2025-06 is effective for annual reporting periods beginning after December 15, 2027, and may be applied prospectively, retrospectively, or using a modified transition approach. Early adoption is permitted. The Company is in the process of evaluating the impact of the adoption of this ASU on its consolidated financial statements.

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
3. Fair Value Measurements
Financial Assets
The following tables provide the financial assets measured at fair value on a recurring basis:

	Amortized Cost or Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses Less Than 12 Months	Gross Unrealized Losses More Than 12 Months	Fair Value Hierarchy as of September 30, 2026			Aggregate Fair Value
					Level 1	Level 2	Level 3
Financial Assets:	(In thousands)
Cash and cash equivalents:
Money market funds	$755,656	$—	$—	$—	$755,656	$—	$—	$755,656
Commercial paper	5,000	—	—	—	—	5,000	—	5,000
U.S. Treasury bills	6,500	—	—	—	6,500	—	—	6,500
Total included in cash and cash equivalents	767,156	—	—	—	762,156	5,000	—	767,156
Marketable securities:
U.S. Treasury securities	144,613	23	(1,447)	—	143,189	—	—	143,189
Corporate debt securities and commercial paper	1,704,485	243	(17,945)	(32)	—	1,686,751	—	1,686,751
Total marketable securities	1,849,098	266	(19,392)	(32)	143,189	1,686,751	—	1,829,940
Total financial assets	$2,616,254	$266	$(19,392)	$(32)	$905,345	$1,691,751	$—	$2,597,096

	Amortized Cost or Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses Less Than 12 Months	Gross Unrealized Losses More Than 12 Months	Fair Value Hierarchy as of December 31, 2025			Aggregate Fair Value
					Level 1	Level 2	Level 3
Financial Assets:	(In thousands)
Cash and cash equivalents:
Money market funds	$454,505	$—	$—	$—	$454,505	$—	$—	$454,505
Commercial paper	37,517	—	—	—		37,517		37,517
Total included in cash and cash equivalents	492,022	—	—	—	454,505	37,517	—	492,022
Marketable securities:
Debt securities:
U.S. Treasury securities	249,396	1,190	(9)	—	250,577	—	—	250,577
Corporate debt securities and commercial paper	1,523,935	9,360	(84)	(1)	—	1,533,210	—	1,533,210
Total debt securities	1,773,331	10,550	(93)	(1)	250,577	1,533,210	—	1,783,787
Equity securities	4,220	—	—	—	4,220	—	—	4,220
Total marketable securities	1,777,551	10,550	(93)	(1)	254,797	1,533,210	—	1,788,007
Total financial assets	$2,269,573	$10,550	$(93)	$(1)	$709,302	$1,570,727	$—	$2,280,029
The Company’s primary objective when investing excess cash is preservation of capital, hence the Company’s debt securities primarily consist of U.S. Treasury securities, high credit quality corporate debt securities and commercial paper. Because the Company views its debt securities as available to support current operations, it has classified all available for sale securities as short-term.
Interest earned on debt securities was $18.3 million and $53.6 million in the three and nine months ended September 30, 2026, respectively, and $16.3 million and $53.2 million in the three and nine months ended September 30, 2025, respectively. The interest is recorded as other income, net, in the accompanying unaudited condensed consolidated statements of operations.

The following table summarizes the contractual maturities of debt securities:

	As of September 30,		As of December 31,
	2026		2025
	Amortized Cost	Aggregate Fair Value	Amortized Cost	Aggregate Fair Value
Financial Assets:	(In thousands)
Less than one year	$694,747	$693,843	$588,022	$590,997
One to three years	1,154,351	1,136,097	1,185,309	1,192,790
Total	$1,849,098	$1,829,940	$1,773,331	$1,783,787
Strategic Investments
As of September 30, 2026, and December 31, 2025, the Company held strategic investments with a carrying value of $24.2 million and $24.5 million, respectively, recorded as other long-term assets in the accompanying unaudited condensed consolidated balance sheets. There were no significant impairments or adjustments recorded in the three and nine months ended September 30, 2026 and 2025 related to these securities.
Financial Liabilities
The Company’s financial liabilities that are measured at fair value on a recurring basis consist of foreign currency derivative liabilities and are classified as Level 2 financial instruments in the fair value hierarchy. As of September 30, 2026, and December 31, 2025, the aggregate fair value of these liabilities and the associated unrealized losses were not significant.
The Company’s financial liabilities that are not measured at fair value on a recurring basis are its Senior Notes due 2029 (“2029 Notes”) and its Senior Notes due 2031 (“2031 Notes”). As of September 30, 2026, the fair values of the 2029 Notes and 2031 Notes were $474.0 million and $455.5 million, respectively. As of December 31, 2025, the fair values of the 2029 Notes and 2031 Notes were $489.7 million and $483.9 million, respectively.
4. Property and Equipment
Property and equipment consist of the following:

	As of September 30,	As of December 31,
	2026	2025
	(In thousands)
Capitalized internal-use software development costs	$473,940	$421,795
Data center equipment	19,639	27,843
Leasehold improvements	63,238	62,143
Office equipment	45,136	46,709
Furniture and fixtures	10,881	10,399
Software	15,431	14,927
Total property and equipment	628,265	583,816
Less: accumulated depreciation and amortization	(444,395)	(406,853)
Total property and equipment, net	$183,870	$176,963
Depreciation and amortization expense was $18.4 million and $21.1 million in the three months ended September 30, 2026 and 2025, respectively, and $53.1 million and $65.2 million in the nine months ended September 30, 2026 and 2025, respectively.
The Company capitalized $20.0 million and $19.3 million in internal‑use software development costs in the three months ended September 30, 2026 and 2025, respectively, and $66.1 million and $53.1 million in the nine months ended September 30, 2026 and 2025, respectively.

5. Derivatives and Hedging
As of September 30, 2026, the Company’s outstanding foreign currency forward contracts designated as cash flow hedges had a total sell notional value of $348.7 million. The notional value represents the amount that will be sold upon maturity of the forward contract. As of September 30, 2026, these contracts had maturities of up to seventeen months. Gains and losses associated with these foreign currency forward contracts were not significant.
The Company is subject to master netting agreements with certain counterparties of the foreign exchange contracts, under which it is permitted to net settle transactions of the same currency with a single net amount payable by one party to the other. It is the Company’s policy to present the derivatives at gross in its unaudited condensed consolidated balance sheets. The Company’s foreign currency forward contracts are not subject to any credit contingent features or collateral requirements. The Company manages its exposure to counterparty risk by entering into contracts with a diversified group of major financial institutions and by actively monitoring its outstanding positions. As of September 30, 2026, the Company did not have any offsetting arrangements.
6. Goodwill and Intangible Assets
Goodwill
The goodwill balance as of September 30, 2026 and December 31, 2025, and the changes during the period, were as follows:

Total
(In thousands)
Balance as of December 31, 2025	$5,291,787
Measurement period adjustment and other	106
Balance as of September 30, 2026	$5,291,893
Intangible assets
Intangible assets consist of the following:

	As of September 30, 2026
	Cost	Accumulated Amortization	Net
Amortizable intangible assets:	(In thousands)
Developed technology	$398,205	$(373,497)	$24,708
Customer relationships	350,283	(277,914)	72,369
Supplier relationships	49,756	(49,273)	483
Trade names	25,968	(25,968)	—
Patent	3,968	(1,442)	2,526
Total amortizable intangible assets	828,180	(728,094)	100,086
Non-amortizable intangible assets:
Telecommunication licenses	4,920	—	4,920
Trademarks and other	295	—	295
Total	$833,395	$(728,094)	$105,301

	As of December 31, 2025
	Cost	Accumulated Amortization	Net
Amortizable intangible assets:	(In thousands)
Developed technology	$398,205	$(359,450)	$38,755
Customer relationships	350,283	(260,216)	90,067
Supplier relationships	49,756	(44,443)	5,313
Trade names	25,968	(25,928)	40
Patent	3,968	(1,293)	2,675
Total amortizable intangible assets	828,180	(691,330)	136,850
Non-amortizable intangible assets:
Telecommunication licenses	4,920	—	4,920
Trademarks and other	295	—	295
Total	$833,395	$(691,330)	$142,065
Amortization expense was $8.8 million and $26.9 million for the three months ended September 30, 2026 and 2025, respectively, and $36.8 million and $81.2 million for the nine months ended September 30, 2026 and 2025, respectively.
Total estimated future amortization expense is as follows:

As of September 30, 2026
Year Ended December 31,	(In thousands)
2026 (remaining three months)	$7,851
2027	27,796
2028	21,520
2029	17,353
2030	16,614
Thereafter	8,952
Total	$100,086
7. Balance Sheet Components
Prepaid expenses and other current assets consist of the following:

	As of September 30,	As of December 31,
	2026	2025
	(In thousands)
Prepaid expenses(1)	$229,198	$307,263
Other current assets	109,773	162,387
Total prepaid expenses and other current assets	$338,971	$469,650
____________________________________
(1) In the nine months ended September 30, 2026, the Company recorded a $32.8 million impairment loss on prepaid assets, which contributed to a decrease in prepaid expenses from December 31, 2025. The impairment loss was due to the Company’s determination that it would be unable to consume certain network services that were prepaid in previous periods due to operational and financial challenges experienced by two network service providers.

Accrued expenses and other current liabilities consist of the following:

	As of September 30,	As of December 31,
	2026	2025
	(In thousands)
Accrued payroll and related liabilities	$93,097	$95,795
Company-wide bonus program liability	116,734	136,221
Accrued sales bonus and commissions	15,666	21,922
Accrued cost of revenue	285,224	226,878
Sales and other taxes payable	62,381	58,259
ESPP contributions	12,511	6,925
Accrued other expense	60,632	62,119
Total accrued expenses and other current liabilities	$646,245	$608,119
8. Long-Term Debt
Long-term debt, net, consists of the following:

	As of September 30,	As of December 31,
	2026	2025
	(In thousands)
2029 Senior Notes
Principal	$500,000	$500,000
Unamortized discount	(2,124)	(2,733)
Unamortized issuance costs	(478)	(615)
Net carrying amount	497,398	496,652
2031 Senior Notes
Principal	500,000	500,000
Unamortized discount	(3,095)	(3,563)
Unamortized issuance costs	(697)	(802)
Net carrying amount	496,208	495,635
Total long-term debt, net	$993,606	$992,287
As of September 30, 2026, the Company was in compliance with all of its covenants under the related indentures.
9. Revenue by Geographic Area
Revenue by geographic area is based on the IP address or the mailing address of the customer at the time of registration. The following table sets forth revenue by geographic area:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue by geographic area:	(In thousands)
United States	$997,341	$830,665	$2,857,587	$2,367,079
International	562,195	469,737	1,607,945	1,334,211
Total	$1,559,536	$1,300,402	$4,465,532	$3,701,290

Percentage of revenue by geographic area:
United States	64%	64%	64%	64%
International	36%	36%	36%	36%

10. Commitments and Contingencies

(a)Lease and Other Commitments
The Company leases its facilities under various non-cancelable operating lease agreements. In the three and nine months ended September 30, 2026, the Company did not enter into any significant new lease agreements.
The Company has non-cancelable contractual commitments with its cloud infrastructure provider, network service providers and other vendors. The Company had $1.3 billion of non-cancelable purchase commitments as of September 30, 2026 with remaining terms of up to four years.
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
As of September 30, 2026, and December 31, 2025, no amounts were accrued related to any outstanding indemnification agreements.
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

As of September 30, 2026, the liabilities accrued for non-income-based taxes were $24.0 million for domestic jurisdictions and $22.0 million for jurisdictions outside of the United States. As of December 31, 2025, these liabilities were $21.1 million and $21.8 million, respectively.
11. Stockholders' Equity
Preferred Stock
As of September 30, 2026 and December 31, 2025, the Company had authorized 100,000,000 shares of preferred stock, par value $0.001 per share, of which no shares were issued and outstanding.
Common Stock
As of September 30, 2026 and December 31, 2025, the Company had authorized 1,000,000,000 shares of Class A common stock, par value $0.001 per share. As of September 30, 2026 and December 31, 2025, 154,749,685 and 152,411,346 shares of Class A common stock, respectively, were issued and outstanding.
The Company has reserved shares of common stock for issuance as follows:

	As of September 30,	As of December 31,
	2026	2025
Stock options issued and outstanding	695,754	902,120
Unvested restricted stock units issued and outstanding	10,370,158	13,663,977
Shares of Class A common stock reserved for Twilio.org	198,919	265,225
Stock-based awards available for grant under 2016 equity plan	10,706,113	28,543,969
Shares of Class A common stock reserved for issuance pursuant to ESPP(1)	12,133,808	10,836,938
Total	34,104,752	54,212,229
____________________________________
(1) The amount as of September 30, 2026, reflects the number of shares of Class A common stock reserved for issuance pursuant to the ESPP governing the current offering period as of that date. See Note 12 for further details.

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

In the three months ended September 30, 2026 and 2025, the Company repurchased 0.5 million and 3.4 million shares of its Class A common stock, respectively, for an aggregate purchase price of $127.2 million and $349.7 million, respectively. In the nine months ended September 30, 2026 and 2025, the Company repurchased 3.1 million and 6.4 million shares of its Class A common stock, respectively, for an aggregate purchase price of $446.7 million and $656.7 million, respectively. As of September 30, 2026, approximately $698.7 million of the amount authorized in January 2025 for share repurchases remained available for future repurchases.
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
Stock-Based Compensation Expense
The Company recorded total stock-based compensation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In thousands)
Cost of revenue	$3,248	$4,305	$9,733	$12,663
Research and development	79,204	86,020	226,917	244,676
Sales and marketing	35,313	36,304	98,761	102,076
General and administrative	36,151	31,540	96,928	87,278
Total	$153,916	$158,169	$432,339	$446,693

As of September 30, 2026, total unrecognized compensation cost related to unvested RSUs, including PSUs, was $962.0 million, which will be amortized over a weighted-average period of 2.1 years. As of September 30, 2026, total unrecognized compensation cost related to the ESPP was not significant.
13. Net Income Per Share Attributable to Common Stockholders
The following table sets forth the calculation of basic and diluted net income per share attributable to common stockholders during the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Numerator:
Net income attributable to common stockholders (in thousands)	$161,157	$37,248	$1,318,505	$79,688
Denominator:
Weighted-average shares outstanding, basic	154,378,183	153,119,639	153,187,084	153,211,538
Dilutive effect of outstanding common stock equivalents	7,367,844	6,090,312	6,541,851	7,000,800
Weighted-average shares outstanding, diluted	161,746,027	159,209,951	159,728,935	160,212,338
Net income per share attributable to common stockholders:
Basic	$1.04	$0.24	$8.61	$0.52
Diluted	$1.00	$0.23	$8.25	$0.50
The following outstanding shares of common stock equivalents were excluded from the calculation of the diluted net income per share attributable to common stockholders because their effect would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Stock options issued and outstanding	94,123	304,275	94,123	145,350
Unvested restricted stock units issued and outstanding(1)	370,314	3,910,813	370,314	3,712,970
Total	464,437	4,215,088	464,437	3,858,320
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

In 2026, the primary difference between the Company’s effective tax rate and federal statutory rate relates to the tax benefit recognized from the U.S. valuation allowance released during the second quarter of 2026. In prior periods, the primary difference between the Company’s effective tax rate and the federal statutory rate related to the valuation allowance the Company established on its federal, state and certain foreign net operating losses and credits.

The benefit for income taxes recorded in the nine months ended September 30, 2026 consists primarily of the release of the valuation allowance on U.S. deferred tax assets that occurred in the second quarter of 2026. The benefit for income taxes recorded in the three and nine months ended September 30, 2026 was also impacted by the excess benefit on share-based payment awards, offset by U.S. state and foreign income taxes and withholding taxes in foreign jurisdictions in which the Company conducts business.

The benefit for income taxes recorded in the three months ended September 30, 2025 is primarily attributable to the impact of the One Big Beautiful Bill Act (“OBBBA”). The provision for income taxes recorded in the nine months ended September 30, 2025 consists primarily of federal, state and foreign income taxes and withholding taxes in foreign jurisdictions in which the Company conducts business, offset by the impact of the OBBBA.

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

The Company has demonstrated sustained profitability in the U.S. over a cumulative period of three years based on the U.S. pre-tax book income adjusted for permanent book-tax differences, and expects to continue to sustain this profitability position in the U.S. for the annual period ended December 31, 2026. This evidence is objective and verifiable and represents strong positive evidence that carries significant weight.

Based on the Company’s analysis of all available positive and negative evidence, including the objective and verifiable positive evidence as described above, and anticipated future earnings, in the prior quarter the Company concluded that it was more likely than not that the majority of its U.S. deferred tax assets were realizable. As a result of this change in estimate, the Company released a significant portion of the valuation allowance on its U.S. deferred tax assets in the second quarter of 2026. The majority of the released valuation allowance related to the U.S. federal and state net operating losses, tax credit carryforwards, and capitalized R&D expenditures. As the change in estimate occurred during an interim period, the Company included the change in valuation allowance resulting from the current year income in the estimated annual effective tax rate and recorded the release of the valuation allowance as a discrete tax benefit in the second quarter. The release resulted in recognition of deferred tax assets and an income tax benefit of $937.1 million for the nine month period ended September 30, 2026. An additional $8.7 million of the valuation allowance release related to deferred tax assets that arose from a previously settled capped call was recorded in the statement of shareholders’ equity in the second quarter of 2026.

The Company’s judgment regarding the need for a valuation allowance may reasonably change in future reporting periods due to many factors, including changes in expectations of future profitability in the U.S. and changes in tax laws or regulations. The Company will continue to maintain a valuation allowance against deferred tax assets where the Company believes that it is more likely than not that they will not be realized. The remaining valuation allowance as of September 30, 2026 was $521.1 million, maintained against deferred tax assets related to investments, certain state research and development credits and certain foreign deferred tax assets.

The Company is subject to taxation in the U.S. and various other state and foreign jurisdictions. Because the Company has net operating loss carryforwards for U.S. federal and state jurisdictions, the statute of limitations is open for all tax years. In February 2026, the Internal Revenue Service notified the Company of its intent to commence an audit of the Company's federal income tax return for the year ended December 31, 2023. The audit is currently ongoing. While the final outcome of this audit is uncertain, management believes that adequate amounts have been reserved for any adjustments that may result and does not expect the audit to have a material adverse effect on the Company's consolidated financial position, results of operations, or cash flows.

15. Related Party Transactions
In May 2022, the Company and Syniverse Corporation (“Syniverse”), an equity method investee, entered into a wholesale agreement pursuant to which Syniverse would process, route and deliver application-to-person messages originating and/or terminating between the Company’s customers and mobile network operators. For the three and nine months ended September 30, 2026, the value of transactions that occurred between the Company and Syniverse were $1.3 million and $45.3 million, respectively. For the three and nine months ended September 30, 2025, the value of the transactions that occurred between the Company and Syniverse were $35.6 million and $104.6 million, respectively. These transactions were recorded as cost of revenue in the accompanying unaudited condensed consolidated statements of operations.

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
•investments and costs required to prevent, detect and remediate potential cybersecurity threats, incidents and breaches of our or our customers’ systems or information;

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

We regularly assess the need for a valuation allowance on our deferred tax assets. In the second quarter of 2026, based on our analysis of both positive and negative evidence, including the amount of pre-tax book income in the U.S. in recent periods and our expectation of future profits in the U.S., we concluded that it is more likely than not that the majority of our U.S. deferred tax assets are realizable. As a result, we released a significant portion of our valuation allowance on the net deferred tax assets in the U.S., resulting in the recognition of deferred tax assets and income tax benefit, which was $937.1 million for the nine months ended September 30, 2026. For further detail refer to Note 14 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
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
The following table summarizes our year-over-year revenue growth and DBNE for the three months ended September 30, 2026 and 2025.

	Three Months Ended
	September 30,
	2026	2025
Total Revenue (in thousands)	$1,559,536	$1,300,402
Total Revenue Growth Rate	20%	15%
Dollar-Based Net Expansion Rate	114%	109%
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
Most of our usage-based customers gain access to our platform through a self-service process, which requires an upfront prepayment via credit card that is drawn down as they use our products. Pricing is generally based on a publicly available, self-serve pricing matrix that generally allows customers to receive tiered discounts as their usage of our products increases. Many of our larger usage-based customers enter into contractual arrangements with us for a period of at least 12 months. These contracts may include negotiated terms and typically include minimum revenue commitments of varying durations. Usage-based customers subject to such contracts are typically invoiced monthly in arrears for products used. In the three months ended September 30, 2026 and 2025, we generated 76% and 75% of our revenue, respectively, from usage-based fees.
Subscription-based fees are earned in accordance with subscription pricing terms. For our subscription-based products, customers generally enter into negotiated contracts, which are typically one to three years in duration. Subscription customers are generally invoiced in advance at the start of the contract term. In the three months ended September 30, 2026 and 2025, we generated 24% and 25% of our revenue, respectively, from non-usage‑based fees.
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
Benefit from (Provision for) Income Taxes
Our benefit from (provision for) income taxes consists primarily of the income tax benefit from the release of a significant portion of our U.S. valuation allowance; and also federal, state and foreign income taxes and withholding taxes in foreign jurisdictions in which we conduct business. From time to time, we may recognize tax benefits arising from various matters, including newly enacted legislations. Benefits from income taxes may fully or partially offset the provision for income taxes within a reporting period.
In 2026, the primary difference between our effective tax rate and federal statutory rate relates to the income tax benefit recognized from the U.S. valuation allowance released during the second quarter of 2026. In prior periods, the primary difference between our effective tax rate and the federal statutory rate related to the valuation allowance we established on the federal, state and certain foreign deferred tax assets.

Results of Operations
The following table sets forth our results of operations for the periods presented. The period-to-period comparison of our historical results are not indicative of the results that may be expected in the future.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Condensed Consolidated Statements of Operations Data:	(In thousands, except share and per share amounts)
Revenue	$1,559,536	$1,300,402	$4,465,532	$3,701,290
Cost of revenue (1) (2)	799,006	668,325	2,294,892	1,884,906
Gross profit	760,530	632,077	2,170,640	1,816,384
Operating expenses:
Research and development (1)	280,367	262,311	815,850	760,101
Sales and marketing (1) (2)	216,646	220,627	645,314	653,464
General and administrative (1)	114,887	108,191	335,863	301,800
Impairment loss on prepaid assets	—	—	32,771	—
Total operating expenses	611,900	591,129	1,829,798	1,715,365
Income from operations	148,630	40,948	340,842	101,019
Other expenses, net:
Share of losses from equity method investment	(25,489)	(27,506)	(77,058)	(72,199)
Other income, net	15,988	19,242	53,103	64,040
Total other expenses, net	(9,501)	(8,264)	(23,955)	(8,159)
Income before benefit from (provision for) income taxes	139,129	32,684	316,887	92,860
Benefit from (provision for) income taxes	22,028	4,564	1,001,618	(13,172)
Net income attributable to common stockholders	$161,157	$37,248	$1,318,505	$79,688
Net income per share:
Basic	$1.04	$0.24	$8.61	$0.52
Diluted	$1.00	$0.23	$8.25	$0.50
Weighted-average shares used to compute net income per share:
Basic	154,378,183	153,119,639	153,187,084	153,211,538
Diluted	161,746,027	159,209,951	159,728,935	160,212,338
__________________________________
(1) Includes stock-based compensation expense as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
	(In thousands)
Cost of revenue	$3,248	$4,305	$9,733	$12,663
Research and development	79,204	86,020	226,917	244,676
Sales and marketing	35,313	36,304	98,761	102,076
General and administrative	36,151	31,540	96,928	87,278
Total	$153,916	$158,169	$432,339	$446,693
____________________________________
(2) Includes amortization of acquired intangibles as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
	(In thousands)
Cost of revenue	$3,484	$15,446	$18,877	$46,722
Sales and marketing	5,229	11,412	17,738	34,280
Total	$8,713	$26,858	$36,615	$81,002

The following table sets forth our results of operations for each of the periods presented as a percentage of our total revenue:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Condensed Consolidated Statements of Operations, as a percentage of revenue: **
Revenue	100%	100%	100%	100%
Cost of revenue	51	51	51	51
Gross profit	49	49	49	49
Operating expenses:
Research and development	18	20	18	21
Sales and marketing	14	17	14	18
General and administrative	7	8	8	8
Impairment loss on prepaid assets	—	—	1	—
Total operating expenses	39	45	41	46
Income from operations	10	3	8	3
Other expenses, net
Share of losses from equity method investment	(2)	(2)	(2)	(2)
Other income, net	1	1	1	2
Total other expenses, net	(1)	(1)	(1)	*
Income before benefit from (provision for) income taxes	9	3	7	3
Benefit from (provision for) income taxes	1	*	22	*
Net income attributable to common stockholders	10%	3%	30%	2%
____________________________________
* Less than 0.5% of revenue.
** Columns may not sum due to rounding.
Comparison of the Three Months Ended September 30, 2026 and 2025
Revenue

	Three Months Ended
	September 30,
	2026	2025	Change
	(Dollars in thousands)
Revenue	$1,559,536	$1,300,402	$259,134	20%
In the three months ended September 30, 2026, revenue increased by $259.1 million, or 20%, compared to the same period last year. This increase was primarily attributable to the increased usage of our products by our existing customers, as reflected in our DBNE of 114%, as well as an increase of $81.0 million in revenue derived from customer accounts not captured in our DBNE calculation, which are primarily new customer accounts. The increase includes $53.1 million in revenue related to the incremental A2P fees introduced by major U.S. carriers since the third quarter of 2025.

Cost of Revenue and Gross Profit

	Three Months Ended
	September 30,
	2026	2025	Change
	(Dollars in thousands)
Cost of revenue	$799,006	$668,325	$130,681	20%
Gross profit	$760,530	$632,077	$128,453	20%
In the three months ended September 30, 2026, cost of revenue increased by $130.7 million, or 20%, compared to the same period last year. The increase was primarily attributable to a $129.3 million increase in network service provider costs, net of the impact of hedging instruments, which includes a $53.1 million increase due to the incremental A2P fees introduced by major U.S. carriers since the third quarter of 2025.
In the three months ended September 30, 2026, gross profit increased by $128.5 million, or 20%, compared to the same period last year. This increase was attributable to the factors impacting our revenue and cost of revenue, as described above.
Operating Expenses

	Three Months Ended
	September 30,
	2026	2025	Change
	(Dollars in thousands)
Research and development	$280,367	$262,311	$18,056	7%
Sales and marketing	216,646	220,627	(3,981)	(2)%
General and administrative	114,887	108,191	6,696	6%
Total operating expenses	$611,900	$591,129	$20,771	4%
In the three months ended September 30, 2026, research and development expenses increased by $18.1 million, or 7%, compared to the same period last year. The increase was primarily attributable to an $8.0 million increase in impairment of capitalized internal‑use software development costs, a $5.9 million increase in hosting fees to support development and staging of our products and a $2.9 million increase in software subscription fees.
In the three months ended September 30, 2026, sales and marketing expenses decreased by $4.0 million, or 2%, compared to the same period last year. Fluctuations in the various sales and marketing expense categories were not significant either individually or in the aggregate.
In the three months ended September 30, 2026, general and administrative expenses increased by $6.7 million, or 6%, compared to the same period last year. Fluctuations in the various general and administrative expense categories were not significant either individually or in the aggregate.
Other Expenses, net

	Three Months Ended
	September 30,
	2026	2025	Change
	(Dollars in thousands)
Share of losses from equity method investment	$(25,489)	$(27,506)	$2,017	(7)%
Other income, net	15,988	19,242	(3,254)	(17)%
Total other expenses, net	$(9,501)	$(8,264)	$(1,237)	15%
In the three months ended September 30, 2026, other expenses, net, increased by $1.2 million, or 15%, compared to the same period last year. Fluctuations in the various other expenses, net, categories were not significant either individually or in the aggregate.

Benefit from Income Taxes

	Three Months Ended
	September 30,
	2026	2025	Change
	(Dollars in thousands)
Benefit from income taxes	$22,028	$4,564	$17,464	383%
In the three months ended September 30, 2026, benefit from income taxes increased by $17.5 million, or 383%, compared to the same period last year. The increase was primarily attributable to the excess benefits on share-based payment awards, which had a greater impact on the benefit from income taxes in the current period as a result of the release of our valuation allowance on U.S. federal and state deferred tax assets in the second quarter of 2026.
Comparison of the Nine Months Ended September 30, 2026 and 2025
Revenue

	Nine Months Ended
	September 30,
	2026	2025	Change
	(Dollars in thousands)
Revenue	$4,465,532	$3,701,290	$764,242	21%
In the nine months ended September 30, 2026, revenue increased by $764.2 million, or 21%, compared to the same period last year. This increase was primarily attributable to the increased usage of our products by our existing customers, as reflected in our DBNE of 115%, as well as an increase of $227.6 million in revenue derived from customer accounts not captured in our DBNE calculation, which are primarily new customer accounts. This includes an increase of $167.8 million in revenue related to the incremental A2P fees introduced by major U.S. carriers since the beginning of 2025.
Cost of Revenue and Gross Profit

	Nine Months Ended
	September 30,
	2026	2025	Change
	(Dollars in thousands)
Cost of revenue	$2,294,892	$1,884,906	$409,986	22%
Gross profit	$2,170,640	$1,816,384	$354,256	20%
In the nine months ended September 30, 2026, cost of revenue increased by $410.0 million, or 22%, compared to the same period last year. This increase was primarily attributable to a $386.3 million increase in network service providers’ costs, net of the impact of hedging instruments, which includes an increase of $167.8 million due to the incremental A2P fees introduced by major U.S. carriers since the beginning of 2025.
In the nine months ended September 30, 2026, gross profit increased by $354.3 million, or 20%, compared to the same period last year. The increase was attributable to the factors impacting our revenue and cost of revenue, as described above.

Operating Expenses

	Nine Months Ended
	September 30,
	2026	2025	Change
	(Dollars in thousands)
Research and development	$815,850	$760,101	$55,749	7%
Sales and marketing	645,314	653,464	(8,150)	(1)%
General and administrative	335,863	301,800	34,063	11%
Impairment loss on prepaid assets	32,771	—	32,771	NM
Total operating expenses	$1,829,798	$1,715,365	$114,433	7%
_____________________________
NM - Percentage not meaningful
In the nine months ended September 30, 2026, research and development expenses increased by $55.7 million, or 7%, compared to the same period last year. The increase was primarily attributable to a $28.5 million increase in hosting fees to support development and staging of our products, a $13.4 million increase in total personnel costs and an $8.4 million increase in software subscription fees.
In the nine months ended September 30, 2026, sales and marketing expenses decreased by $8.2 million, or 1%, compared to the same period last year. Fluctuations in the various sales and marketing expense categories were not significant either individually or in the aggregate.
In the nine months ended September 30, 2026, general and administrative expenses increased by $34.1 million, or 11%, compared to the same period last year. The increase was primarily attributable to an $18.1 million increase in total personnel costs, primarily driven by an increase in stock-based compensation related to a probability assessment change on existing performance-based restricted stock units (“PSUs”) and the grant of additional PSUs in the first quarter of 2026; an $8.7 million increase in the provision for doubtful accounts and a $3.8 million increase in professional services fees.
In the nine months ended September 30, 2026, impairment loss on prepaid assets was $32.8 million. The impairment relates to certain prepaid network services that we determined we would be unable to consume due to operational and financial challenges experienced by two network service providers during the second quarter of 2026. No such impairments occurred in the prior period.
Other Expenses, net

	Nine Months Ended
	September 30,
	2026	2025	Change
	(Dollars in thousands)
Share of losses from equity method investment	$(77,058)	$(72,199)	$(4,859)	7%
Other income, net	53,103	64,040	(10,937)	(17)%
Total other expenses, net	$(23,955)	$(8,159)	$(15,796)	194%
In the nine months ended September 30, 2026, other expenses, net, increased by $15.8 million, or 194%, compared to the same period last year. The increase is primarily attributable to a $10.9 million decrease in other income, net, primarily driven by unrealized losses from fluctuations in foreign currency exchange rates, and a $4.9 million increase in our share of losses from our equity method investment.

Benefit from (Provision for) Income Taxes

	Nine Months Ended
	September 30,
	2026	2025	Change
	(Dollars in thousands)
Benefit from (provision for) income taxes	$1,001,618	$(13,172)	$1,014,790	NM
_____________________________
NM - Percentage not meaningful
In the nine months ended September 30, 2026, benefit from (provision for) income taxes increased by $1.0 billion compared to the same period last year. The increase was primarily attributable to the release of our income tax valuation allowance on certain of our U.S. federal and state deferred tax assets in the second quarter of 2026, which generated a $937.1 million income tax benefit in the nine months ending September 30, 2026. For further detail refer to Note 14 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
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
Non‑GAAP Gross Profit and Non‑GAAP Gross Margin
For the periods presented, we define non‑GAAP gross profit and non‑GAAP gross margin as GAAP gross profit and GAAP gross margin, respectively, adjusted to exclude, as applicable, certain expenses as presented in the table below:

	Three Months Ended
	September 30,
	2026	2025
Reconciliation:	(In thousands)
GAAP gross profit	$760,530	$632,077
GAAP gross margin	49%	49%
Non-GAAP adjustments:
Stock-based compensation	3,248	4,305
Amortization of acquired intangibles	3,484	15,446
Payroll taxes related to stock-based compensation	538	269
Non-GAAP gross profit	$767,800	$652,097
Non-GAAP gross margin	49%	50%

Non‑GAAP Operating Expenses
For the periods presented, we define non‑GAAP operating expenses (including categories of operating expenses) as GAAP operating expenses (and categories of operating expenses) adjusted to exclude, as applicable, certain expenses as presented in the table below:

	Three Months Ended
	September 30,
	2026	2025
Reconciliation:	(In thousands)
GAAP operating expenses	$611,900	$591,129
Non-GAAP adjustments:
Stock-based compensation	(150,668)	(153,864)
Amortization of acquired intangibles	(5,229)	(11,412)
Acquisition and divestiture related expenses	(22)	—
Payroll taxes related to stock-based compensation	(8,339)	(3,160)
Charitable contributions	(5,527)	(5,104)
Restructuring costs	(46)	—
Non-GAAP operating expenses	$442,069	$417,589
Non‑GAAP Income from Operations and Non‑GAAP Operating Margin
For the periods presented, we define non‑GAAP income from operations and non‑GAAP operating margin as GAAP income from operations and GAAP operating margin, respectively, adjusted to exclude, as applicable, certain expenses as presented in the table below:

	Three Months Ended
	September 30,
	2026	2025
Reconciliation:	(In thousands)
GAAP income from operations	$148,630	$40,948
GAAP operating margin	10%	3%
Non-GAAP adjustments:
Stock-based compensation	153,916	158,169
Amortization of acquired intangibles	8,713	26,858
Acquisition and divestiture related expenses	22	—
Payroll taxes related to stock-based compensation	8,877	3,429
Charitable contributions	5,527	5,104
Restructuring costs	46	—
Non-GAAP income from operations	$325,731	$234,508
Non-GAAP operating margin	21%	18%

Free Cash Flow and Free Cash Flow Margin
For the periods presented, we define free cash flow as net cash provided by operating activities less capitalized software development costs and purchases of long-lived assets, and we define free cash flow margin as free cash flow divided by revenue, as presented in the table below:

	Three Months Ended
	September 30,
	2026	2025
Reconciliation:	(In thousands)
GAAP net cash provided by operating activities	$389,164	$263,563
Operating cash flow margin	25%	20%
Non-GAAP adjustments:
Capitalized software development costs	(14,585)	(13,812)
Purchases of long-lived assets	(4,950)	(2,235)
Free cash flow	$369,629	$247,516
Free cash flow margin	24%	19%
GAAP net cash used in investing activities	$(30,064)	$(161,502)
GAAP net cash used in financing activities	$(120,830)	$(347,952)
Liquidity and Capital Resources
As of September 30, 2026, we had cash and cash equivalents of $1.1 billion and short-term marketable securities of $1.8 billion. Cash equivalents consist of money market funds, commercial paper and U.S. treasury bills. Short-term marketable securities consist primarily of U.S. treasury securities, high credit quality corporate debt securities and commercial paper. The cash and cash equivalents and short-term marketable securities are held for working capital purposes.
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
In the three and nine months ended September 30, 2026, we repurchased $127.2 million in aggregate value, or 0.5 million shares, and $446.7 million in aggregate value, or 3.1 million shares, respectively, of our Class A common stock. As of September 30, 2026, approximately $698.7 million of the amount authorized in January 2025 for share repurchases remained available for future repurchases.
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
Cash Flows
The following table summarizes our cash flows:

	Nine Months Ended
	September 30,
	2026	2025
	(In thousands)
Cash provided by operating activities	$914,755	$731,689
Cash (used in) provided by investing activities	(124,500)	221,377
Cash used in financing activities	(411,258)	(649,660)
Net increase in cash, cash equivalents and restricted cash	$378,997	$303,406
Cash Flows from Operating Activities
In the nine months ended September 30, 2026, cash provided by operating activities consisted primarily of our net income of $1.3 billion adjusted for non-cash items, including $937.1 million of income tax benefit related to release of our U.S. valuation allowance, $432.3 million of stock-based compensation expense, $91.4 million of depreciation and amortization expense, $77.1 million of our share of losses from an equity method investment, $48.9 million of amortization of deferred commissions, $14.2 million of non-cash reduction in our operating right-of-use asset, and $200.8 million of cumulative changes in operating assets and liabilities. With respect to changes in operating assets and liabilities, deferred tax assets increased $82.2 million driven by the release of our valuation allowance on U.S. federal and state deferred tax assets during the nine months ended September 30, 2026, other long-term assets increased $57.5 million primarily due to an increase in long-term prepayments to support our business and deferred sales commissions related to the growth of our business, and accounts receivable and prepaid expenses increased $40.2 million primarily due to the growth of our business and timing of cash receipts.
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

Cash Flows from Investing Activities
In the nine months ended September 30, 2026, cash used in investing activities was $124.5 million, primarily consisting of $63.7 million of purchases of marketable securities and other investments, net of proceeds from sales and maturities of marketable securities and other investments, $48.0 million related to capitalized software development costs, and $12.2 million related to purchases of long-lived assets.
In the nine months ended September 30, 2025, cash provided by investing activities was $221.4 million, primarily consisting of $263.7 million of maturities and sales of marketable securities, net of purchases, partially offset by $38.0 million related to capitalized software development costs, and $4.4 million related to purchases of long-lived assets.
Cash Flows from Financing Activities
In the nine months ended September 30, 2026, cash used in financing activities was $411.3 million primarily consisting of $448.3 million of cash paid to repurchase 3.1 million shares of our Class A common stock, including related costs, partially offset by $37.3 million in proceeds from exercises of stock options and shares of Class A common stock issued under the Company’s ESPP.
In the nine months ended September 30, 2025, cash used in financing activities was $649.7 million primarily consisting of $670.5 million of cash paid to repurchase 6.4 million shares of our Class A common stock, including related costs, partially offset by $26.3 million in proceeds from exercises of stock options and shares of Class A common stock issued under the Company’s ESPP.
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
We have demonstrated sustained profitability in the U.S. over a cumulative period of three years based on the U.S. pre-tax book income adjusted for permanent book-tax differences, and we expect to continue to sustain this profitability position in the U.S. for the annual period ended December 31, 2026. This evidence is objective and verifiable and represents strong positive evidence that carries significant weight.

Based on our analysis of all available positive and negative evidence, including the objective and verifiable positive evidence as described above, and anticipated future earnings, in the prior quarter we concluded that it is more likely than not that the majority of our U.S. deferred tax assets were realizable. As a result of this change in estimate, we released a significant portion of the valuation allowance on our U.S. deferred tax assets in the second quarter of 2026. For further detail refer to Note 14 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
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
Interest Rate Risk
We had cash and cash equivalents of $1.1 billion and marketable securities of $1.8 billion as of September 30, 2026. In any given period, cash, cash equivalents and restricted cash may consist of bank deposits, money market funds, reverse repurchase agreements, commercial paper and U.S. Treasury bills. Marketable securities consist primarily of U.S. treasury securities, high credit quality corporate debt securities and commercial paper. The cash and cash equivalents and marketable securities are held for working capital purposes. Such interest‑earning instruments carry a degree of interest rate risk. To date, fluctuations in interest income have not been significant. The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. In March 2021, we issued $1.0 billion aggregate principal amount of our 2029 Notes and 2031 Notes carrying fixed interest rates of 3.625% and 3.875%, respectively. Due to the short‑term nature of our investments and fixed rate nature of our debt, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. A hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
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
Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2026, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
(b)    Changes in Internal Control
There were no changes in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended September 30, 2026, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Risks Related to Cybersecurity, Data Privacy, AI and Intellectual Property
•any breaches of or incidents impacting our networks or systems, or those of our service providers or broader supply chain;
•our actual or perceived failure to comply with increasingly stringent laws, regulations and obligations relating to privacy, data protection, AI and cybersecurity;
•our ability to protect our intellectual property rights;
•our use of open source software;
•our reliance on third-party technology and intellectual property;
•our use of AI technologies in our platform and business;

Risks Related to Legal and Regulatory Matters
•our ability to comply with evolving telecommunications-related regulations and industry standards;
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

Our sales and marketing strategies, and their effectiveness, are influenced by numerous factors. We have made, and may in the future make, changes to the organization of our sales force and sales motions in response to changes in company strategy, new market opportunities, new products or features, sales performance or effectiveness, changes in sales headcount, changes to the compensation structure of our sales organization, or other factors. Such changes may not lead to wider adoption of our products or to the cost-effective acquisition of additional customers or increased revenue from existing customers as quickly or to the extent we expect, or at all, and have resulted, and may in the future result, in a reduction of productivity, which could negatively impact our growth rate and results of operations. For example, we are focusing increasingly on solution selling and platform services. We are focused on driving efficiencies in our sales operations, and are continuing to improve and rely increasingly on our self-service capabilities to drive sales to customers that do not require direct account coverage. We are also utilizing AI and automation in our self-service platform aimed at improving sales and customer support. In addition, we recently introduced a unified Twilio Console designed in part to streamline and facilitate initial onboarding and multi-product adoption. These efforts may not continue to be as effective as we anticipate in driving adoption or increased usage of our products, or may take longer than we expect to drive growth or increase efficiency. In addition, if the costs of the marketing channels we use increase, then we may choose to use alternative or less expensive channels, which may not be as effective as the channels we currently use.

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
Our business, results of operations and financial condition also depend, in part, on our ability to establish, maintain and expand relationships through resellers, distributors, and strategic partners, including ISVs, technology partners and systems integrators. A portion of our revenue is derived from sales made by these partners and any one of them may later decide to sell their own products or those of third parties that may be competitive with our products. A loss or reduction in sales of our products through these third parties could adversely affect our revenue and other results of operations.
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
In the nine months ended September 30, 2026 and the years ended December 31, 2025 and 2024, we derived 36%, 36% and 35% of our revenue from customer accounts located outside the United States, respectively. The future success of our business will depend, in part, on our ability to strategically maintain and expand our customer base worldwide. Operating in international markets requires significant resources and management attention and subjects us to regulatory, economic and political risks in addition to those we face in the United States.
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
Risks Related to Cybersecurity, Data Privacy, AI and Intellectual Property
Breaches of or other incidents impacting our networks or systems, or those of our service providers and broader supply chain, could degrade our ability to conduct our business, compromise the integrity of our products, platform and data, result in significant loss or unavailability of data and the theft of our intellectual property, damage our reputation, expose us to liability to third parties and require us to incur significant additional costs to maintain the security of our networks and data.

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
•the use of AI to rapidly and more effectively discover and exploit vulnerabilities;
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

In the normal course of business, we experience, and have experienced, cyberattacks and other security incidents, which have in the past and may in the future cause harm to our business. For example, in 2022, one such incident resulted in threat actors obtaining employee credentials and accessing customer data, and required us to notify affected customers and regulators and take steps to remediate the incident. While to date the security events we have experienced have not had a material financial impact, we may experience significant and material future incidents. Any security incident can result in loss, corruption, unavailability, or other unauthorized processing of confidential information or sensitive personal information. Any such event, or the perception that it has occurred, may also result in damage to our reputation, erosion of customer trust, loss of customers, litigation, regulatory investigation, fines, penalties, and other consequences and liabilities that could adversely affect our business, results of operations and financial condition. Laws and regulations require us to maintain security measures, and we may have contractual or other legal obligations to notify customers, government agencies, impacted individuals or other relevant stakeholders of security breaches or other incidents, which disclosures are costly and may cause widespread negative publicity and resulting harm, among other adverse consequences. Further, the detection, prevention, and remediation of known and potential security incidents, including determining whether an incident is notifiable or reportable, may not be straightforward and result in additional direct or indirect costs to respond or alleviate the consequences of the actual or perceived incident, such as additional infrastructure capacity spending to mitigate system degradation or reallocation of resources from development activities. We maintain errors, omissions and cyber liability insurance policies covering certain security and privacy damages, but such insurance may not be sufficient to cover the potentially significant losses resulting from a security breach or other incident, may be denied with respect to a particular claim, or may not remain available in the future on acceptable terms or at all.
Our actual or perceived failure to comply with increasingly stringent laws, regulations and contractual obligations relating to privacy, data protection, AI and cybersecurity could harm our reputation and subject us to significant fines and liability or loss of business.

We are subject to increasing legal, regulatory, and contractual obligations relating to privacy, data protection, AI and cybersecurity that affect how we process personal data in the jurisdictions where we and our customers operate. Our obligations change frequently due to new or modified laws and regulations, as well as court rulings interpreting or invalidating them. These evolving obligations involve significant compliance costs and operational challenges, and increasingly expose us to enforcement actions and other proceedings or actions, sanctions, and litigation, as well as regulatory and public scrutiny of our practices relating to personal information. We expect the increasing breadth and depth, and changing nature of, these obligations to continue to require significant resources, including to review our technology, systems and processes against changing requirements. They may also limit our ability to use personal data for new products, including those relying on AI-related technologies.

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

Additionally, as a provider of interconnected VoIP services, we must also comply with certain U.S. federal privacy laws and regulations, including Section 222 of the Communications Act of 1934, as amended, and the FCC’s customer proprietary network information rules. We are also subject to state rules and obligations that have been proposed or adopted, or may be in the future. We are also subject to other rapidly changing technology- and industry-specific laws, regulations and obligations. For example, we expect increased global regulation in the use of AI and ML such as the AI Act in Europe, which imposes onerous obligations related to the development, placement on the market and use of AI systems. Various countries and a growing number of U.S. states are also enacting legislation regulating aspects of AI or AI generally. We may need to change our business practices to comply with obligations under these or other new and evolving regimes, and face significant compliance challenges, liability, or other risks.

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

Risks Related to Legal and Regulatory Matters
Certain of our products are subject to evolving telecommunications-related regulations and industry standards, which could adversely affect our business, results of operations and financial condition.

As a provider of communications products and a licensed telecommunications provider, we are required to comply with many changing federal, state and international regulations and industry standards, including relating to privacy, security, telecommunications, consumer protection, fraud and scam prevention, Know Your Customer, Know Your Upstream Provider, Know Your Traffic and other requirements and obligations, which often vary across the numerous jurisdictions in which we operate. Compliance with these requirements involves significant management attention and compliance costs, and can present operational challenges, onboarding delays and friction for our customers, require us to raise prices, restructure or discontinue our products, or limit our ability to expand into certain jurisdictions. If we do not comply with such requirements, we could face enforcement actions, significant fines, remedial directions to implement audits or new processes, loss of licenses, restrictions or prohibitions on our ability to operate or offer certain of our products, eroded customer trust, and damage to our brand and reputation, and other consequences. Any of the foregoing could adversely affect our business, results of operations and financial condition.

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
As of September 30, 2026, we had $1.0 billion of indebtedness outstanding (excluding intercompany indebtedness). Our indebtedness may:
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
We review our intangible assets, goodwill and equity method investment for impairment in accordance with applicable accounting requirements. As of September 30, 2026, we carried a net $5.4 billion of goodwill and intangible assets and $225.2 million related to our equity method investment. An adverse change in market conditions or significant changes in accounting conclusions, particularly if such changes have the effect of changing one of our critical assumptions or estimates, have in the past resulted, and could in the future result, in a change to the estimation of fair value resulting in an impairment charge to the underlying asset. Our results of operations may be adversely affected as a result of any such charges. For example, during the year ended December 31, 2025, we recorded an impairment of our equity method investment totaling approximately $80.6 million, as described in additional detail in Note 12 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2025.
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
As of December 31, 2025, we had U.S. federal, state and foreign net operating loss carryforwards (“NOLs”) of $2.9 billion, $2.4 billion and $1.0 billion, respectively. Utilization of these NOLs depends on our future taxable income, and there is risk that a portion of our existing NOLs could expire unused and the use of our unexpired NOLs could be subject to limitations, which could materially and adversely affect our operating results. Under current law, our U.S. federal NOLs can generally be carried forward indefinitely, but the deductibility of such NOLs is generally limited to 80% of taxable income. Our state NOLs may also be subject to limitations, including periods during which the use of state NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. For example, California legislation limits the use of state NOLs for taxable years beginning on or after January 1, 2024 and before January 1, 2027.
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
Historically, we have not billed or collected indirect taxes in certain jurisdictions and, in accordance with GAAP, we have recorded a provision for our tax exposure in these jurisdictions when it is both probable that a liability has been incurred and the amount of the exposure can be reasonably estimated. We reserved $45.9 million on our September 30, 2026 balance sheet for these tax payments. These estimates include several key assumptions, including, but not limited to, the taxability of our products, the jurisdictions in which we believe we have nexus or a permanent establishment, and the sourcing of revenues to those jurisdictions. In the event these jurisdictions challenge our assumptions and analysis, our actual exposure could differ materially from our current estimates and reserves. If the actual payments we make to any jurisdiction exceed the accrual in our balance sheet, our results of operations would be harmed. In addition, some customers may question the incremental tax charges and seek to negotiate lower pricing from us, which could adversely affect our business, results of operations and financial condition.
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
We are subject to taxes in both the United States and numerous international jurisdictions. Significant judgment is required in determining our worldwide provision for taxes. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. Our effective tax rates may fluctuate significantly on a quarterly basis because of a variety of factors, including changes in the mix of earnings and losses in countries with differing statutory tax rates, changes in our business or structure, or the expiration of or disputes about certain tax agreements in a particular country. We are subject to audit by various tax authorities. For example, the Internal Revenue Service is conducting an examination of our U.S. federal income tax return for the year ending December 31, 2023. The outcome of this examination, which is ongoing, is uncertain. In accordance with GAAP, we recognize income tax benefits, net of required valuation allowances and accrual for uncertain tax positions. Although we believe our tax estimates are reasonable, the final determination of this examination, other tax audits and any related litigation could be materially different than that which is reflected in our historical income tax provisions and accruals. Should additional taxes be assessed as a result of an audit or litigation, an adverse effect on our results of operations, financial condition and cash flows in the period or periods for which that determination is made could result.
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
In January 2025, our board of directors authorized the repurchase of up to $2.0 billion of our common stock from time to time through a share repurchase program. As of September 30, 2026, we had repurchased $1.3 billion of outstanding shares of our common stock under this program, such that approximately $698.7 million remained available for purchase as of such date. Under our share repurchase program, we may make repurchases of stock through a variety of methods, including open market purchases, privately negotiated purchases, entering into one or more confirmations or other contractual arrangements with a financial institution counterparty to effectuate one or more accelerated stock repurchase contracts, forward purchase contracts or similar derivative instruments, Dutch auction tender offers, or through a combination of any of the foregoing, in accordance with applicable federal securities laws. Our share repurchase program terminates at 11:59 pm Pacific Time on December 31, 2027, does not obligate us to repurchase any specific number of shares, and may be suspended at any time at our discretion and without prior notice. The timing and amount of any repurchases, if any, will be subject to liquidity, stock price, market and economic conditions, compliance with applicable legal requirements such as Delaware surplus and solvency tests and other relevant factors. Any failure to repurchase stock after we have announced our intention to do so may negatively impact our reputation and investor confidence in us and may negatively impact our stock price.

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
During the three months ended September 30, 2026, we issued 22,102 shares of our Class A common stock to an independent donor advised fund to further our Twilio.org philanthropic goals. The shares were “restricted securities” for purposes of Rule 144 under the Securities Act, and had an aggregate fair market value on the date of donation of $5.5 million. The foregoing transaction did not involve any underwriters, any underwriting discounts or commissions, or any public offering. We believe the offer, sale and issuance of the above shares were exempt from registration under the Securities Act by virtue of Section 4(a)(2) of the Securities Act because the issuance of the shares did not involve a public offering.
Issuer Purchases of Equity Securities
The following table summarizes the share repurchase activity for the three months ended September 30, 2026:

	Total Number of Shares Purchased(1)	Average Price Paid Per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
	(In thousands)		(In thousands)	(In millions)
July 1 - 31, 2026	—	$—	—	$826
August 1 - 31, 2026	263	$232.08	263	$765
September 1 - 30, 2026	274	$242.01	274	$699
	537		537
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

Item 5. Other Information

Securities Trading Plans of Directors and Executive Officers

During the three months ended September 30, 2026, the following “Rule 10b5-1 trading arrangements” (as defined in Item 408 of Regulation S-K) were adopted or terminated by our directors and officers, each of which was intended to satisfy the affirmative defense in Rule 10b5-1(c):

On September 1, 2026, Aidan Viggiano, our Chief Financial Officer, adopted a Rule 10b5-1 trading plan providing for (i) the sale of shares of our common stock issuable upon the vesting and settlement of 66,760 RSUs outstanding prior to the adoption of the plan, in addition to certain shares Ms. Viggiano acquires upon the vesting and settlement of any RSUs that may be granted after the adoption of the plan, in each case, net of shares sold in mandatory transactions to cover withholding taxes, plus (ii) the sale of up to 58,972 shares at target (or 117,944 shares at maximum, representing the maximum number of shares issuable under the PSUs) of our common stock upon the vesting of performance stock units (“PSUs”), the precise number of shares to vest and settle to be determined based on the Company’s achievement against certain performance conditions, net of shares sold in mandatory transactions to cover withholding taxes. The number of shares listed above for Ms. Viggiano includes shares subject to limit orders that may or may not execute. Trading will not commence under Ms. Viggiano’s new Rule 10b5-1 trading plan until her previous Rule 10b5-1 trading plan terminates by its terms. The duration of the new plan is until September 7, 2027 or earlier if all transactions under the plan have been completed.

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

TWILIO INC.

October 30, 2026	/s/ KHOZEMA Z. SHIPCHANDLER
Khozema Z. Shipchandler Director and Chief Executive Officer (Principal Executive Officer)

October 30, 2026	/s/ AIDAN VIGGIANO
Aidan Viggiano Chief Financial Officer (Principal Accounting and Financial Officer)